Form 10-Q
period 1999-06-30
LCNB CORP
filed 1999-07-30
CIK 1074902

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 1999

                       Commission file number  000-26121

                                 LCNB Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                    31-1626393

-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)           Number)


               2 North Broadway, Lebanon, Ohio             45036
           ----------------------------------------      ----------
           (Address of principal executive offices)      (Zip Code)

                                (513) 932-1414
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of July 26, 1999, was 1,760,000 shares.

                                   LCNB Corp.

                                     INDEX



Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Consolidated Balance Sheets -
            June 30, 1999, and December 31, 1998 . . . . . . . . . 1

           Consolidated Statements of Income -
           Three and Six Months Ended June 30, 1999 and 1998  . . 2

           Consolidated Statements of Comprehensive
           Income and Changes in Shareholders' Equity -
           Year Ended December 31, 1998 and Six Months
           Ended June 30, 1999  . . . . . . . . . . . . . . . . . 3

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1999 and 1998  . . . . . . . 4

           Notes to Consolidated Financial Statements . . . . . . . 5


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . 6-12


 Item 3.  Quantitative and Qualitative Disclosures
          about Market Risks . . . . . . . . . . . . . . . . . . 12


Part II.  Other Information

 Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . 13

 Item 2.  Changes in Securities and Use of Proceeds  . . . . . . . 13

 Item 3.  Defaults by the Company on its Senior Securities . . . . 13

 Item 4.  Submission of Matters to a Vote of Security Holders  . . 13

 Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . 13

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 13

Part I - Financial Information
Item 1.  Financial Statements

                          LCNB Corp. and Subsidiary
                         Consolidated Balance Sheets
                  At June 30, 1999, and December 31, 1998
                               (thousands)
                                             June 30,    December 31,
                                               1999          1998
                                            (unaudited)        (a)
ASSETS:
 Cash and due from banks                     $ 11,502        16,907
 Federal funds sold                             4,100         3,800
                                               -------       -------
   Total cash and cash equivalents             15,602        20,707

 Interest-bearing deposits in banks             5,492         5,492
 Federal Reserve Bank stock                       647           647
 Securities available for sale, at
  market value                                114,465       123,040

 Loans                                        273,744       267,057
   Less-allowance for loan losses               2,000         2,000
                                              -------       -------
   Net loans                                  271,744       265,057

 Premises and equipment, net                    8,360         8,102
 Intangible assets                              5,018         5,321
 Accrued income receivable                      3,300         3,017
 Other assets                                   1,525           776
                                              -------       -------
       TOTAL ASSETS                          $426,153       432,159
                                              =======       =======
LIABILITIES:
 Deposits-
  Noninterest-bearing                        $ 47,213        49,972
  Interest-bearing                            333,430       337,069
                                              -------       -------
   Total deposits                             380,643       387,041
 Accrued interest and other liabilities         3,149         2,919
                                              -------       -------
   TOTAL LIABILITIES                          383,792       389,960
                                              -------       -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  4,000,000 shares; issued and outstanding
  1,760,000 shares                             10,560        10,560
 Surplus                                       11,000        11,000
 Retained earnings                             21,675        19,993
 Accumulated other comprehensive
  (loss) income, net of taxes                    (874)          646
                                               -------       -------
      TOTAL SHAREHOLDERS' EQUITY               42,361        42,199
                                               -------       -------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                 $426,153       432,159
                                               =======       =======

(a) Financial information as of December 31, 1998, has been derived from the audited financial statements of Lebanon Citizens National Bank filed by the Registrant with the Commission on Form S-4.

The accompanying notes to financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiary
                        Consolidated Statements of Income
                      (In thousands except per share data)
                                  (unaudited)
                                    Three Months Ended      Six Months Ended
                                         June 30                 June 30
                                     ------------------      ----------------
                                      1999       1998        1999       1998
INTEREST INCOME:
 Interest and fees on loans          $5,571      5,768      11,058     11,497
 Interest on federal funds sold         103        185         211        411
 Interest on deposits in banks           70         60         139        119
 Interest on Federal Reserve stock       19         19          19         19
 Interest on investment securities-
  Taxable                             1,260      1,168       2,540      2,301
  Non-taxable                           312        164         622        316
                                      -----      -----      ------     ------
     TOTAL INTEREST INCOME            7,335      7,364      14,589     14,663
                                      -----      -----      ------     ------
INTEREST EXPENSE:
 Interest on deposits                 3,223      3,472       6,457      7,080
 Interest on short-term borrowings       12         10          20         24
                                      -----      -----      ------     ------
     TOTAL INTEREST EXPENSE           3,235      3,482       6,477      7,104
                                      -----      -----      ------     ------
     NET INTEREST INCOME              4,100      3,882       8,112      7,559
PROVISION FOR LOAN LOSSES                78         22         124        100
                                      ------     -----      ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       4,022      3,860       7,988      7,459
                                      -----      -----      ------     ------
NON-INTEREST INCOME:
 Trust income                           239        191         454        390
 Service charges and fees               524        485       1,026        962
 Net gain on sale of securities          23          6          23         11
 Other operating income                  26         25          54         86
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST INCOME          812        707       1,557      1,449
                                      -----      -----      ------     ------
NON-INTEREST EXPENSE:
 Salaries and wages                   1,226      1,103       2,426      2,216
 Pension and other employee benefits    263        228         619        534
 Equipment                              118        154         238        304
 Occupancy, net                         222        251         476        480
 State franchise tax                    155        145         308        288
 Marketing                               83        137         187        230
 Other                                  848        663       1,694      1,579
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST EXPENSE       2,915      2,681       5,948      5,631
                                      -----      -----      ------     ------
     INCOME BEFORE INCOME TAXES       1,919      1,886       3,597      3,277
PROVISION FOR INCOME TAXES              530        565       1,035        980
                                      -----      -----      ------     ------
     NET INCOME                      $1,389      1,321       2,562      2,297
                                      =====      =====      ======     ======

Basic earnings per common share      $ 0.79       0.75        1.46       1.31
Average shares outstanding (000's)    1,760      1,760       1,760      1,760

The accompanying notes to financial statements are an integral part of these statements.



                               LCNB Corp. and Subsidiary
                      Consolidated Statements of Comprehensive Income
                          and Changes in Shareholders' Equity
                                      (thousands)
                                      (unaudited)

                                                          Accumulated
                                                             Other          Total
                               Common           Retained  Comprehensive  Shareholders'  Comprehensive
                               Shares  Surplus  Earnings      Income        Equity          Income
Balance January 1, 1998       $10,560   11,000    17,010         86         38,656

Comprehensive Income:

 Net income                                        5,447                     5,447           $5,447

 Transition adjustment
 for the effect of a change
 in accounting principle                                        473            473              473

 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $124)                                        241            241              241

 Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 taxes of $80)                                                 (154)          (154)            (154)
                                                                                              -----
Total comprehensive income                                                                   $6,007
                                                                                              =====
Cash dividends declared
 ($1.40 per share)                                (2,464)                   (2,464)

                              ------    ------    ------     ------         ------
Balance December 31, 1998    $10,560    11,000    19,993        646         42,199

Comprehensive Income:

 Net income                                        2,562                     2,562           $2,562


 Net unrealized loss on
  available-for-sale securities
  (net of tax benefit of $775)                               (1,505)        (1,505)          (1,505)


 Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 taxes of $8)                                                   (15)           (15)             (15)
                                                                                              -----
Total comprehensive income                                                                   $1,042
                                                                                              =====
Cash dividends declared
 ($.50 per share)                                   (880)                     (880)

                              ------    ------    ------     ------         ------
Balance June 30, 1999        $10,560    11,000    21,675       (874)        42,361
                              ======    ======    ======     ======         ======

The accompanying notes to financial
statements are an integral part of these statements.


                            LCNB Corp. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (thousands)
                                   (unaudited)
                                                           Six Months Ended
                                                               June 30
                                                        ---------------------
                                                            1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 2,562     2,297
  Adjustments for non-cash items -
   Depreciation and amortization                              809       791
   Deferred loan origination fees                            (179)     (331)
   Provision for loan losses                                  100       100
   Provision for deferred taxes                               (25)      (43)
   Realized gains on sales of securities                      (23)      (11)
   Origination of mortgage loans for sale                  (2,324)   (5,860)
   Proceeds from sales of mortgage loans                    2,324     5,860
   (Increase) decrease in income receivable                  (283)      (88)
   Increase (decrease) in interest payable
    and other accrued expenses, net                           289      (700)
                                                           ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           3,250     2,015
                                                           ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                 26,101     2,680
 Proceeds from maturities of securities held to
  maturity                                                      -    18,273
 Proceeds from sales of securities available for sale       8,674       296
 Purchases of securities available for sale               (28,581)  (10,507)
 Purchases of securities held to maturity                       -    (2,115)
 Net (increase) in loans                                   (6,681)   (7,166)
 Purchases of premises and equipment                         (590)     (332)
 Proceeds from sale of premises                                 -       274
                                                           ------    ------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                (1,077)    1,403
                                                           ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) in deposits                                (6,398)   (8,787)
 Cash dividends paid                                         (880)     (704)
                                                           ------    ------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                (7,278)   (9,491)
                                                           ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               (5,105)   (6,073)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           20,707    30,361
                                                           ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $15,602    24,288
                                                           ======    ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $  6,602     6,772
 Income taxes paid                                          1,345       944


The accompanying notes to financial statements are an integral part of these statements.



                        LCNB Corp. and Subsidiary
                Notes to Consolidated Financial Statements
                             (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
Effective May 18, 1999, Lebanon Citizens National Bank ("Lebanon Citizens"), was reorganized into a one-bank holding company structure. Substantially all of the assets, liabilities and operations of LCNB Corp., the new consolidated holding company, are attributable to its wholly-owned subsidiary, Lebanon Citizens. The accompanying unaudited consolidated financial statements include the accounts of LCNB Corp. and Lebanon Citizens. The financial information prior to the reorganization consists of Lebanon Citizens.

The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB Corp.'s Form S-4 filed with the Commission.

        NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. LCNB Corp.'s capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In most instances the standard, once adopted, precludes any held-to-maturity security from being designated as a hedged item. Lebanon Citizens adopted SFAS No. 133 in the fourth quarter of 1998. To provide the flexibility in the future to designate securities as hedged items the Bank recategorized its held-to-maturity securities as available for sale. The amortized cost and related unrealized net gain of the transferred securities was $42,768,000 and $716,000, respectively, at the date of transfer. This change in accounting principle had no effect on reported net income. Comprehensive income for the year ended December 31, 1998 increased $473,000 after income taxes of $243,000.


                               LCNB Corp. and
                        Lebanon Citizens National Bank

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


COMPARATIVE FINANCIAL INFORMATION
Effective May 18, 1999, Lebanon Citizens National Bank was reorganized into a one-bank holding company structure. Prior to that date, the financial information presented represents the assets, liabilities and operations of Lebanon Citizens. Comparative earnings per share information is presented on a pro forma basis.


FORWARD-LOOKING STATEMENTS
Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgment as of the current date. The Company disclaims, however, any intent or obligation to update such forward-looking statements.


RESULTS OF OPERATIONS
LCNB Corp. earned $1.389 million for the three months ended June 30, 1999 compared to $1.321 million for the three months ended June 30, 1998. Earnings per share were $.79 for the second quarter of 1999, up 5% from the $.75 per share earned in the second quarter of 1998. Annualized performance ratios included a return on average assets of 1.29% and a return on average equity of 12.92%, compared with the same ratios for the second quarter of 1998 of 1.28% and 13.24%, respectively.

For the first six months of 1999 LCNB Corp. earned $2.562 million compared to $2.297 million for the first six months of 1998. Earnings per share were $1.46 in 1999, up 11% from the $1.31 per share earned the same period in 1998. Return on average assets was 1.21% for the first six months of 1999 and return on average equity was 12.01% for the same period. The comparable ratios for the first six months of 1998 were 1.12% and 11.66%, respectively.

NET INTEREST INCOME
The table below presents net interest income, average balances and average rates.
                         Three Months Ended      Six Months Ended
                              June 30,                June 30,
                           1999       1998       1999        1998
NET INTEREST INCOME
 (in thousands)
Book basis              $  4,100      3,882      8,112       7,559
Tax equivalent adjustment    131         69        260         134
                        --------    -------    -------     -------
Fully taxable basis     $  4,231      3,951      8,372       7,693
                        ========    =======    =======     =======





                         Three Months Ended      Six Months Ended
                              June 30,                June 30,
                              1999       1998       1999        1998
AVERAGE BALANCES
 (in thousands)
Interest-earning assets     $400,118    386,136    398,274     385,461
Interest-bearing liabilities 336,807    328,250    335,366     330,181
                             -------    -------    -------     -------
Earning assets financed by
 noninterest-bearing funds  $ 63,311     57,886     62,908      55,280
                             =======    =======    =======     =======

AVERAGE RATES
(fully taxable basis)
Yield on interest-earning
 assets                         7.48%      7.72%      7.52%      7.74%
Cost of interest-bearing
 liabilities                    3.85       4.25       3.89       4.34
                                ----       ----       ----       ----
Interest rate spread            3.63       3.47       3.63       3.40
Contribution of noninterest-
 bearing funds                   .61        .63        .61        .62
                                ----       ----       ----       ----
Net interest margin             4.24%      4.10%      4.24%      4.02%
                                ====       ====       ====       ====

Net interest income on a fully taxable basis for the second quarter of 1999 totaled $4.231 million, up $280 thousand, or 7.1%, from the second quarter of 1998. The $280 thousand increase in net interest income was primarily due to a $13.9 million increase in average earning assets and a 14 basis point increase in the net interest margin.

Net interest income for the first six months of 1999 totaled $8.372 million; up $679 thousand, or 8.8% from the first six months of 1998. The $679 thousand increase was primarily due to a $12.8 million increase in average earning assets and a 22 basis point increase in the net interest margin.

The net interest margin increased from 4.10% in the second quarter of 1998 to 4.24% in the second quarter of 1999. This 14 basis point increase was due in part to a 40 basis point decline in the cost of average interest-bearing liabilities, partially offset by a 24 basis point decline in the yield on average interest-earning assets. The decline in the cost of average interest-bearing funds resulted from the replacement of higher cost time deposits with lower cost savings deposits. The decline in the yield on average interest-earning assets is due to lower yields attributable to commercial loans and mortgage loans.

The net interest margin increased from 4.02% in the first six months of 1998 to 4.24% in the first six months of 1999. This 22 basis point increase resulted from a 45 basis point decline in the cost of interest-bearing liabilities partially offset by a 22 basis point decline in yield on interest-earning assets. These trends were attributable to the same factors as those noted in the quarterly net interest margin comparison above.

Average interest-earning assets totaled $400.1 million for the second quarter of 1999, up $13.9 million from the same period in 1998. The increase was primarily attributable to increases in commercial loans and securities. Average earning assets for the six month period ended June 30, 1999 remained relatively stable when compared with the comparable period of 1998. Average interest-bearing liabilities totaled $336.8 million for the second quarter of 1999, up $8.6 million from the same period in 1998. Average interest-bearing liabilities totaled $335.4 million for the six months ended June 30, 1999, an increase of $5.2 million from the six month period ended June 30, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.


                                    Quarter Ended    Six Months Ended
                                      June 30,           June 30,
                                    1999     1998     1999      1998
                                     (thousands)        (thousands)

Balance, beginning of period       $2,000    2,250      2,000    2,200
                                    -----    -----      -----    -----
Charge-offs                            88       51        140       84
Recoveries                             10        7         16       12
                                    -----    -----      -----    -----
Net charge-offs                        78       44        124       72
                                    -----    -----      -----    -----

Provision for loan losses              78       22        124      100
                                    -----    -----      -----    -----

Balance, end of period             $2,000    2,228      2,000    2,228
                                   ======   ======     ======   ======

Of the total charge-offs so far in 1999, $126,000 or 90% is attributable to consumer loans. For the first six months of 1998, consumer loans charged off amounted to $59,000 or 70% of total charge-offs. On June 30, 1999, LCNB adopted a new uniform charge-off policy for consumer, credit card and home mortgage loans as mandated by the Federal Financial Institution's Examination Council for all banks and thrifts. It includes a requirement to charge-off open-end credit at 180 days delinquency and closed-end credit at 120 days delinquency. While this policy change resulted in an increase in net charge-offs in the second quarter and first six months of 1999 compared with the comparable period of 1998, management believes that no significant difference will occur prospectively in net charge-offs as a result of this policy change.

The following table sets forth information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                        June 30     December 31
                                         1999         1998
                                       --------    -----------
                                            (thousands)
Loans accounted for on
 non-accrual basis                       $ -               -
Accruing loans which are
 past due 90 days or more                 34             374
Renegotiated loans                         -               -
                                          --             ---
   Total                                 $34             374
                                          ==             ===






The decrease in accruing loans which are past due 90 days or more is due primarily to the settlement of a large commercial credit in the first half of 1999 as well as the FFIEC required change in the charge-off policy mentioned above.


NON-INTEREST INCOME
Non-interest income of $812 thousand increased $105 thousand, or 14.9% in the second quarter of 1999 compared to the second quarter of 1998. Trust income of $239 thousand increased $48 thousand, or 25.1%, from the second quarter of 1998 due to an increase in estate fees, as well as an increase in the market value of assets under management on which fees are based. Service charges and fees increased 8.0% due to an increase in ATM fees resulting from five additional ATM machines, a rate increase in the ATM transaction fee in the second quarter of 1998, and a larger base of cardholders and merchant relationships principally resulting from greater penetration of markets acquired with branch purchases in September 1997.

Non-interest income of $1.557 million in the first six months of 1999 increased $108 thousand, or 7.5%, compared with the first six months in 1998 due primarily to the reasons mentioned in the preceding paragraph. The decline in Other Operating Income was attributable to a gain recorded in 1998 on the sale of property in connection with the consolidation of branches in Waynesville, which did not recur in 1999.


NON-INTEREST EXPENSE
Total non-interest expense increased $234 thousand, or 8.7%, in the second quarter 1999 compared with the second quarter 1998. The increase was due in part to labor costs, including pension and other benefits, relating to salary increases. Other expenses also contributed to this increase as a result of increased volumes of ATM and credit card activity, a change in strategy of paying for correspondent banking analysis charges rather than maintaining higher levels of non-interest bearing balances, and consulting fees. These increases were partially offset by lower marketing and equipment costs.

Total non-interest expense increased $317 thousand, or 5.6%, in the six months ended June 30, 1999 compared with the first six months of 1998. The increase was primarily due to the same factors as noted above. In addition, telecommunication costs increased due to branch networking-related enhancements.



FINANCIAL CONDITION
The following table highlights the changes in the balance sheet.
The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                          CONDENSED AVERAGE BALANCE SHEETS
                                                       (thousands)
                                         2nd Qtr.    1st Qtr.       4th Qtr.
                                           1999        1999           1998
ASSETS
 Interest-earning:
 Interest-bearing deposits with banks  $  5,492       5,465          5,378
  Federal funds sold                      8,737       9,060         14,223

  Securities available for sale          118,650     117,599        107,706

  Loans                                  267,239     264,285        269,528
                                         -------     -------        -------

Total interest-earning assets            400,118     396,409        396,835
                                         -------     -------        -------
 Noninterest-earning:
  Cash and due from banks                 15,331      14,642         15,151
  All other assets                        17,245      17,211         17,072
  Allowance for credit losses             (2,006)     (2,002)        (2,085)
                                         -------     -------        -------
Total assets                            $430,688     426,260        426,973
                                         =======     =======        =======

LIABILITIES
 Interest bearing:
  Interest-bearing deposits             $335,712     333,425        335,416
  Short-term borrowings                    1,095         484            823
                                         -------     -------        -------
Total interest-bearing liabilities       336,807     333,909        336,239

Noninterest-bearing:
  Noninterest-bearing deposits            49,209      47,460         46,630
  All other liabilities                    1,558       1,982          2,124
                                         -------     -------        -------
Total liabilities                        387,574     383,351        384,993

SHAREHOLDERS' EQUITY                      43,114      42,909         41,980
                                         -------     -------        -------

Total liabilities and shareholders'
  equity                                $430,688     426,260        426,973
                                         =======     =======        =======



Total average assets increased $4.4 million in the second quarter of 1999 from the first quarter and $3.7 million from the fourth quarter of 1998. The increase from the first quarter is primarily due to growth in the commercial loan portfolio. The increase from the fourth quarter of 1998 is due to purchases of higher taxable equivalent yielding tax-exempt securities, partially offset by a reduction in Federal funds sold.
Average interest-bearing liabilities increased $2.9 million from the first quarter of 1999 and $.6 million from the fourth quarter of 1998. Average non-interest bearing deposits increased $1.7 million from the first quarter of 1999 and $2.6 million from the fourth quarter of 1998.


REGULATORY CAPITAL
Lebanon Citizens is required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in Lebanon Citizens' assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. A summary of the regulatory capital and capital ratios of Lebanon Citizens follows:

                                             At                At
                                          June 30,         December 31,
                                            1999              1998
Regulatory Capital:
 Shareholders' equity                     $42,242             42,199
 Goodwill and other intangibles            (5,018)            (5,321)
 Net unrealized securities gains              874               (646)
                                           ------             ------
   Tier 1 risk-based capital               38,098             36,232

Eligible allowance for loan losses          2,000              2,000
                                           ------             ------
  Total risk-based capital                $40,098             38,232
                                          =======             ======

Capital Ratios:

Total risk-based                            15.3%              15.1%
Tier 1 risk-based                           14.6%              14.3%
Leverage                                     9.0%               8.6%


LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Lebanon Citizens. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Lebanon Citizens does not solicit brokered deposits as a funding source. The liquidity of Lebanon Citizens is enhanced by the fact that 87% of total deposits at June 30, 1999 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. At June 30, 1999, Lebanon Citizens liquid assets amounted to $135.6 million or 32% of total gross assets, down from $143.7 million or 33% at December 31, 1998. Secondary sources of liquidity include Lebanon Citizens' ability to sell loan participations and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Loans to deposits were 72% and 69%, at June 30, 1999 and December 31, 1998, respectively. Lebanon Citizens experienced no liquidity or operational problems as a result of the current liquidity levels.

YEAR 2000 COMPLIANCE
As discussed in the "Management Discussion and Analysis of Financial Condition and Results of Operations" section of LCNB Corp.'s Form S-4, as amended, Lebanon Citizens initiated a company-wide program in April 1997 to address Year 2000 concerns. Lebanon Citizens adopted the Federal Financial Institutions Examination Council guidelines. This five-step approach included the following phases: Awareness, Assessment, Renovation, Validation and Implementation.

Lebanon Citizens has concluded its fourth phase of the program. All computer operating systems have been tested with no detected errors. The readiness of its vendors, major customers and other third parties that do business with Lebanon Citizens have been reviewed with satisfactory results. Additionally, all non-information technology systems were examined and none were found to be date sensitive, and therefore are compliant. A supplementary contingency plan, as a back up, was developed in 1999 to address procedures to be followed, potential liquidity needs, etc. in the event of unforeseen issues or problems. Lebanon Citizens is currently concentrating on educating its customers.

No material costs were incurred through the first six months of 1999 regarding the Y2K compliance issues and no material costs are expected to be incurred for the remainder of 1999.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISKS
For a discussion of Lebanon Citizens' asset and liability management policies and gap analysis for the year ended December 31, 1998 see Item 3, Quantitative and Qualitative Disclosures about Market Risks in the recently filed Form S-4, as amended for the year ended December 31, 1998. There have been no material changes in Lebanon Citizens' market risks, which for Lebanon Citizens is primarily interest rate risk.


                          PART II.  OTHER INFORMATION

                                LCNB Corp. and
                        Lebanon Citizens National Bank


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -
           LCNB Corp. has not submitted any matters to a vote of securities holders during the period covered by this report. However, LCNB Corp.'s wholly-owned subsidiary, Lebanon Citizens submitted to its shareholders the reorganization of Lebanon Citizens into a holding company structure at a special meeting of shareholders duly called and held on May 18, 1999. At the special meeting, the Lebanon Citizens shareholders authorized the merger of Lebanon Citizens with and into an interim national bank, a wholly-owned subsidiary of LCNB Corp., formed for the purpose of facilitating the reorganization. The votes associated with the proposal were: 41,053 for the proposal, 100 against and zero abstaining. The reorganization transaction was consummated on May 18, 1999 and as a result, the shareholders of Lebanon Citizens became the shareholders of LCNB Corp. and Lebanon Citizens became a wholly-owned subsidiary of LCNB Corp. Also in connection with the reorganization, LCNB Corp. became a reporting company pursuant to Section 12(g) of the Securities Exchange
Act of 1934.

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits


         Exhibit
           No.                         Description

           27                          Financial Data Schedule for
                                       the Six Months Ended
                                       June 30, 1999.

     b. LCNB Corp. was not required to file Form 8-K during the quarter ended June 30, 1999.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     LCNB Corp.
                                     Registrant


Date:     July 30, 1999             /s/Steve P. Foster
                                     --------------------
                                     Steve P. Foster
                                     Vice President
                                     and Chief Financial Officer