Form 10-Q
period 1999-09-30
LCNB CORP
filed 1999-10-29
CIK 1074902

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                              FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter ended September 30, 1999

                  Commission file number  000-26121


                              LCNB Corp.
         (Exact name of registrant as specified in its charter)


             OHIO                        31-1626393
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)           Number)


     2 North Broadway, Lebanon, Ohio           45036
 (Address of principal executive offices)     (Zip Code)


                             (513) 932-1414
         (Registrant's telephone number, including area code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of October 28, 1999, was 1,760,000 shares.

                                LCNB Corp.

                                 INDEX



Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
       Consolidated Balance Sheets -
       September 30, 1999, and December 31, 1998 . . . . . . . 1

        Consolidated Statements of Income -
        Three and Nine Months Ended September 30, 1999
        and 1998. . . . . . . . . . . . . . . . . . . . . . . . 2

        Consolidated Statements of Comprehensive
        Income and Changes in Shareholders' Equity -
        Year Ended December 31, 1998 and Nine Months
        Ended September 30, 1999. . . . . . . . . . . . . . . . 3

       Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1999 and 1998 . . . . . 4

       Notes to Consolidated Financial Statements. . . . . . . . 5


Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations. . . . . 6-12


Item 3.  Quantitative and Qualitative Disclosures
       about Market Risks. . . . . . . . . . . . . . . . . . . 12


Part II.  Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .  13

Item 2.  Changes in Securities and Use of Proceeds . . . . . . .13

Item 3.  Defaults by the Company on its Senior Securities. . . .13

Item 4.  Submission of Matters to a Vote of Security Holders . .13

Item 5.  Other Information . . . . . . . . . . . . . . . . . . 13

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .  13

Part I - Financial Information
Item 1.  Financial Statements

                         LCNB Corp. and Subsidiary
                        Consolidated Balance Sheets
                At September 30, 1999, and December 31, 1998
                                 (thousands)
                                            September 30,   December 31,
                                                  1999            1998
                                               (unaudited)         (a)
ASSETS:
 Cash and due from banks                       $ 14,454           16,907
 Federal funds sold                               2,500            3,800
                                                -------          -------
     Total cash and cash equivalents             16,954           20,707

 Interest-bearing deposits in banks               5,492            5,492
 Federal Reserve Bank stock                         647              647
 Securities available for sale, at
  market value                                  113,533          123,040

 Loans                                          281,398          267,057
   Less-allowance for loan losses                 2,005            2,000
                                                -------          -------
   Net loans                                    279,393          265,057

 Premises and equipment, net                      8,305            8,102
 Intangible assets                                4,864            5,321
 Accrued income receivable                        3,278            3,017
 Other assets                                     1,359              776
                                                -------          -------
     TOTAL ASSETS                              $433,825          432,159
                                                =======          =======
LIABILITIES:
 Deposits-
  Noninterest-bearing                          $ 46,105           49,972
  Interest-bearing                              339,550          337,069
                                                -------          -------
    Total deposits                              385,655          387,041
 Accrued interest and other liabilities           4,801            2,919
                                                -------          -------
     TOTAL LIABILITIES                          390,456          389,960
                                                -------          -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  4,000,000 shares; issued and outstanding
  1,760,000 shares                               10,560           10,560
 Surplus                                         11,000           11,000
 Retained earnings                               22,640           19,993
 Accumulated other comprehensive
  (loss) income, net of taxes                      (831)             646
                                                -------          -------
     TOTAL SHAREHOLDERS' EQUITY                  43,369           42,199
                                                -------          -------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $433,825          432,159
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

                      LCNB Corp. and Subsidiary
                  Consolidated Statements of Income
                 (In thousands except per share data)
                            (unaudited)

                                    Three Months Ended     Nine Months Ended
                                        September 30          September 30
                                     1999       1998        1999       1998
INTEREST INCOME:
 Interest and fees on loans          $5,785      5,836      16,843     17,333
 Interest on federal funds sold          83        198         294        609
 Interest on deposits in banks           71         60         210        179
 Interest on Federal Reserve stock        -          -          19         19
 Interest on investment securities-
  Taxable                             1,262      1,075       3,802      3,375
  Non-taxable                           315        249         937        566
                                     ------     ------      ------     -------
    TOTAL INTEREST INCOME             7,516      7,418      22,105     22,081
                                     ------     ------      ------     -------
INTEREST EXPENSE:
 Interest on deposits                 3,328      3,509       9,785     10,589
 Interest on short-term borrowings       11         13          31         37
                                     ------     ------      ------     -------
    TOTAL INTEREST EXPENSE            3,339      3,522       9,816     10,626
                                     ------     ------      ------     -------
    NET INTEREST INCOME               4,177      3,896      12,289     11,455
PROVISION FOR LOAN LOSSES                42         83         166        183
                                     ------     ------      ------     -------
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES        4,135      3,813      12,123     11,272
                                     ------     ------      ------     -------
NON-INTEREST INCOME:
 Trust income                           255        225         709        615
 Service charges and fees               578        504       1,604      1,466
 Net gain on sale of securities           -          5          23         16
 Other operating income                  22         19          76        105
                                     ------     ------      ------     -------
    TOTAL NON-INTEREST INCOME           855        753       2,412      2,202
                                     ------     ------      ------     -------
NON-INTEREST EXPENSE:
 Salaries and wages                   1,304      1,103       3,730      3,319
 Pension and other employee
   benefits                             283        260         902        794
 Equipment                              133        105         371        409
 Occupancy, net                         221        187         697        667
 State franchise tax                    157        146         465        434
 Marketing                               80         78         267        308
 Intangible amortization                154        151         457        447
 Other                                  675        636       2,066      1,919
                                     ------     ------      ------     -------
    TOTAL NON-INTEREST EXPENSE        3,007      2,666       8,955      8,297
                                     ------     ------      ------     -------
    INCOME BEFORE INCOME TAXES        1,983      1,900       5,580      5,177
PROVISION FOR INCOME TAXES              578        581       1,613      1,561
                                     ------     ------      ------     -------
      NET INCOME                      1,405      1,319       3,967      3,616
                                     ======     ======      ======     =======
Basic earnings per common share      $ 0.80       0.75        2.25       2.05

Average shares outstanding (000's)    1,760      1,760       1,760      1,760

The accompanying notes to financial statements are an integral part of these statements.












                               LCNB Corp. and Subsidiary
                      Consolidated Statements of Comprehensive Income
                          and Changes in Shareholders' Equity
                                      (thousands)
                                      (unaudited)

                                                        Accumulated
                                                           Other          Total
                              Common           Retained  Comprehensive  Shareholders'  Comprehensive
                              Shares  Surplus  Earnings      Income        Equity          Income
Balance January 1, 1998       $10,560   11,000    17,010         86         38,656

Comprehensive Income:

 Net income                                        5,447                     5,447           $5,447

 Transition adjustment
 for the effect of a change
 in accounting principle                                        473            473              473

 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $124)                                        241            241              241

 Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 taxes of $80)                                                 (154)          (154)            (154)
                                                                                             ------
Total comprehensive income                                                                   $6,007
                                                                                             =======
Cash dividends declared
 ($1.40 per share)                                (2,464)                   (2,464)
                              ------    ------    ------     -------        ------
Balance December 31, 1998    $10,560    11,000    19,993        646         42,199


Comprehensive Income:

 Net income                                        3,967                     3,967           $3,967

 Net unrealized loss on
  available-for-sale securities
  (net of tax benefit of $753)                               (1,462)        (1,462)          (1,462)

 Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 taxes of $8)                                                   (15)           (15)             (15)
                                                                                             -------
Total comprehensive income                                                                   $2,490
                                                                                             =======
Cash dividends declared
 ($.75 per share)                                 (1,320)                   (1,320)
                              ------    ------    ------     -------        ------
Balance September 30, 1999   $10,560    11,000    22,640       (831)        43,369
                              ======    ======    ======     =======        ======

The accompanying notes to financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)





                                                          Nine Months Ended
                                                            September 30
                                                            1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 3,967     3,616
  Adjustments for non-cash items -
   Depreciation and amortization                            1,321     1,115
   Provision for loan losses                                  166       183
   Deferred taxes provision (benefit)                         (62)     (135)
   Realized gains on sales of securities                      (23)      (16)
   Origination of mortgage loans for sale                  (2,324)   (8,039)
   Proceeds from sales of mortgage loans                    2,324     8,039
   (Increase) decrease in income receivable                  (261)     (339)
   Increase (decrease) in interest payable
    and other accrued expenses, net                         2,122    (3,092)
                                                            -----    -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           7,230     1,332
                                                            -----    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                 32,319     3,099
 Proceeds from maturities of securities held to
  maturity                                                      -    25,172
 Proceeds from sales of securities available for sale       8,175       296
 Purchases of securities available for sale               (33,638)  (22,942)
 Purchases of securities held to maturity                       -    (2,367)
 Net (increase) in loans                                  (14,422)   (5,437)
 Purchases of premises and equipment                         (712)     (798)
 Proceeds from sale of premises                                 -       274
                                                            -----    -------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                (8,278)   (2,703)
                                                            -----    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) in deposits                                (1,385)   (3,754)
 Cash dividends paid                                       (1,320)   (1,056)
                                                            -----    -------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                (2,705)   (4,810)
                                                            -----    -------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               (3,753)   (6,181)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           20,707    30,361
                                                            -----    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $16,954    24,180
                                                            ======   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 9,821     10,631
 Income taxes paid                                         1,934      1,719

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

Results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB Corp.'s Form S-4 filed with the Commission.


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


                            LCNB Corp. and
                      Lebanon Citizens National Bank

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


COMPARATIVE FINANCIAL INFORMATION
Effective May 18, 1999, Lebanon Citizens was reorganized into a one-bank holding company structure. Prior to that date, the financial information presented represents the assets, liabilities and operations of Lebanon Citizens. Comparative earnings per share information is presented on a pro forma basis.


FORWARD-LOOKING STATEMENTS
Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgment as of the current date. LCNB Corp. disclaims, however, any intent or obligation to update such forward-looking statements.


RESULTS OF OPERATIONS
LCNB Corp. earned $1.405 million for the three months ended September 30, 1999 compared to $1.319 million for the three months ended September 30, 1998. Earnings per share were $.80 for the third quarter of 1999, up 7% from the $.75 per share earned in the third quarter of 1998. Annualized performance ratios included a return on average assets of 1.29% and a return on average equity of 12.95%, compared with the same ratios for the third quarter of 1998 of 1.25% and 12.71%, respectively.

For the first nine months of 1999 LCNB Corp. earned $3.967 million compared to $3.616 million for the first nine months of 1998. Earnings per share were $2.25 in 1999, up 9.8% from the $2.05 per share earned the same period in 1998. Return on average assets was 1.23% for the first nine months of 1999 and return on average equity was 12.33% for the same period. The comparable ratios for the first nine months of 1998 were 1.16% and 12.02%, respectively.


NET INTEREST INCOME
The table below presents net interest income, average balances and average rates.
                               Three Months Ended     Nine Months Ended
                                September 30,         September 30,
                               1999       1998       1999        1998
NET INTEREST
INCOME (in thousands)
Book basis                    $  4,177      3,896     12,289      11,455
Tax equivalent adjustment          132        105        392         239
                              --------      -----    -------     -------
Fully taxable basis           $  4,309      4,001     12,681      11,694
                              ========      =====    =======     ========


                              Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
                               1999       1998       1999        1998
AVERAGE BALANCES (in thousands)
Interest-earning assets       $403,175    390,245    399,925     387,287
Interest-bearing liabilities   340,120    329,892    336,082     329,183
                              --------      -----    -------     -------
Earning assets financed by
 noninterest-bearing funds    $ 63,055     60,353     63,843      58,104
                              ========      =====    =======     ========
AVERAGE RATES (fully taxable
 basis)
Yield on interest-earning
assets                            7.52%      7.65%      7.54%      7.71%
Cost of interest-bearing
 liabilities                      3.89       4.24       3.90       4.32
                              --------      -----    -------     -------
Interest rate spread              3.63       3.41       3.64       3.39
Contribution of noninterest-bearing
 funds                             .61        .66        .60        .65
                              --------      -----    -------     -------
Net interest margin               4.24%      4.07%      4.24%      4.04%
                              ========      =====    =======     ========

Net interest income on a fully taxable basis for the third quarter of 1999 totaled $4.309 million, up $308 thousand, or 7.7%, from the third quarter of 1998. The $308 thousand increase in net interest income was primarily due to a $12.9 million increase in average earning assets and a 17 basis point increase in the net interest margin.

Net interest income for the first nine months of 1999 totaled $12.681 million; up $987 thousand, or 8.4% from the first nine months of 1998. The $987 thousand increase was primarily due to a $12.6 million increase in average earning assets and a 20 basis point increase in the net interest margin.

The net interest margin increased from 4.07% in the third quarter of 1998 to 4.24% in the third quarter of 1999. This 17 basis point increase was due in part to a 35 basis point decline in the cost of average interest-bearing liabilities, partially offset by a 13 basis point decline in the yield on average interest-earning assets. The decline in the cost of average interest-bearing funds resulted from the replacement of higher cost time deposits with lower cost savings deposits. The decline in the yield on average interest-earning assets is due to lower yields attributable to commercial loans and mortgage loans.

The net interest margin increased from 4.04% in the first nine months of 1998 to 4.24% in the first nine months of 1999. This 20 basis point increase resulted from a 42 basis point decline in the cost of interest-bearing liabilities partially offset by a 17 basis point decline in yield on interest-earning assets. These trends were attributable to the same factors as those noted in the quarterly net interest margin comparison above.

Average interest-earning assets totaled $403.2 million for the third quarter of 1999, up $12.9 million from the same period in 1998. The increase was primarily attributable to increases in commercial loans and securities. Average earning assets for the nine month period ended September 30, 1999 remained relatively stable when compared with the comparable period of 1998. Average interest-bearing liabilities totaled $340.1 million for the third quarter of 1999, up $10.2 million from the same period in 1998. Average interest-bearing liabilities totaled $336.1 million for the nine months ended September 30, 1999, an increase of $6.9 million from the nine month period ended September 30, 1998.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.


                                      Quarter Ended    Nine Months Ended
                                      September 30,     September 30,
                                     1999     1998     1999      1998
                                     (thousands)        (thousands)

Balance, beginning of period       $2,000    2,228      2,000    2,200
                                    ------   -----      -----    ------
Charge-offs                            64       69        204      153
Recoveries                             27        8         43       20
                                    ------   -----      -----    ------
Net charge-offs                        37       61        161      133
                                    ------   -----      -----    ------
Provision for loan losses              42       83        166      183
                                    ------   -----      -----    ------
Balance, end of period             $2,005    2,250      2,005    2,250
                                    ======   =====      =====    ======

Of the total charge-offs so far in 1999, $204,000 is attributable to consumer loans. For the first nine months of 1998, consumer loans charged off amounted to $128,000. One June 30, 1999, LCNB adopted a new uniform charge-off policy for consumer, credit card and home mortgage loans as mandated by the Federal Financial Institution's Examination Council for all banks and thrifts. It includes a requirement to charge-off open-end credit at 180 days delinquency and closed-end credit at 120 days delinquency. While this policy change resulted in an increase in net charge-offs in the first nine months of 1999 compared with the comparable period of 1998, management believes that no significant difference will occur prospectively in net charge-offs as a result of this policy change.

The following table sets forth information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                     September 30,    December 31,
                                         1999            1998    .
                                              (thousands)

Loans accounted for on
 non-accrual basis                       $ -               -
Accruing loans which are
 past due 90 days or more                 68             374
Renegotiated loans                         -               -
                                        -----           ------
     Total                               $68             374
                                        =====           =======

The decrease in accruing loans which are past due 90 days or more is due primarily to the settlement of a large commercial credit in the first half of 1999 as well as the FFIEC required change in the charge-off policy mentioned above.

NON-INTEREST INCOME
Non-interest income of $855 thousand increased $102 thousand, or 13.5% in the third quarter of 1999 compared to the third quarter of 1998. Trust income of $255 thousand increased $30 thousand, or 13.3%, from the third quarter of 1998 due to an increase in estate fees, as well as an increase in the market value of assets under management on which fees are based. Service charges and fees increased 14.5% due to an increase in ATM fees resulting from five additional ATM machines, and a larger base of cardholders and merchant relationships principally resulting from greater penetration of markets acquired with branch purchases in September 1997.

Non-interest income of $2.412 million in the first nine months of 1999 increased $210 thousand, or 9.5%, compared with the first nine months in 1998 due primarily to the reasons mentioned in the preceding paragraph. The decline in Other Operating Income was attributable to a gain recorded in 1998 on the sale of property in connection with the consolidation of branches in Waynesville, which did not recur in 1999.


NON-INTEREST EXPENSE
Total non-interest expense increased $341 thousand, or 12.8%, in the third quarter 1999 compared with the third quarter 1998. The increase was due in part to labor costs, including pension and other benefits, relating to salary increases.

Total non-interest expense increased $658 thousand, or 7.9%, in the nine months ended September 30, 1999 compared with the first nine months of 1998. In addition to the increase in labor costs noted above, telecommunication costs increased due to branch networking-related enhancements, a change in strategy of paying for correspondent banking analysis charges rather than maintaining non-interest bearing balances resulted in increased expense and consulting fees increased.

FINANCIAL CONDITION
The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                    CONDENSED AVERAGE BALANCE SHEETS
                                              (thousands)
                                        3rd Qtr.    2nd Qtr.     1st Qtr.
                                           1999        1999      1999
ASSETS
Interest-earning:
Interest-bearing deposits with banks  $  5,492       5,492        5,465
  Federal funds sold                     6,550       8,737        9,060
  Securities available for sale        113,475     118,650      117,599

  Loans                                277,658     267,239      264,285
                                       -------     -------      --------
    Total interest-earning assets      403,175     400,118      396,409
                                       -------     -------      --------
Noninterest-earning:
  Cash and due from banks               15,154      15,331       14,642
  All other assets                      17,448      17,245       17,211
  Allowance for credit losses           (2,003)     (2,006)      (2,002)
                                       -------     -------      --------
       Total assets                   $433,774     430,688      426,260
                                       =======     =======      ========
LIABILITIES
 Interest bearing:
  Interest-bearing deposits           $339,048     335,712      333,425
  Short-term borrowings                  1,072       1,095          484
                                       -------     -------      --------
    Total interest-bearing liabilities 340,120     336,807      333,909

Noninterest-bearing:
  Noninterest-bearing deposits          49,261      49,209       47,460
  All other liabilities                  1,274       1,558        1,982
                                       -------     -------      --------
       Total liabilities               390,655     387,574      383,351

SHAREHOLDERS' EQUITY                    43,119      43,114       42,909
                                       -------     -------      --------
       Total liabilities and
        shareholders' equity          $433,774     430,688      426,260
                                       =======     =======      ========


Total average assets increased $3.1 million in the third quarter of 1999 from the second quarter and increased $7.5 million from the first quarter of 1999. Although total average assets remained relatively stable in the third quarter, average loans increased $10.4 million primarily due to continued growth in the commercial loan portfolio. The growth in the commercial loan portfolio also caused a $7.5 million increase in average total assets in the third quarter of 1999 when compared to the first quarter. Average interest-bearing liabilities increased $3.3 million from the second quarter of 1999 and $6.2 million from the first quarter. Average noninterest-bearing deposits remained relatively stable in the third quarter of 1999 when compared to the second quarter and increased $1.8 million from the first quarter.


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

                                             At                At
                                        September 30,      December 31,
                                            1999              1998
Regulatory Capital:
 Shareholders' equity                     $43,369             42,199
 Goodwill and other intangibles            (4,864)            (5,321)
 Net unrealized securities (gains)losses      831               (646)
                                           -------              -----
   Tier 1 risk-based capital               39,336             36,232

Eligible allowance for loan losses          2,005              2,000
                                           -------             -----
  Total risk-based capital                $41,341             38,232
                                           =======             ======
Capital Ratios:

Total risk-based                             15.3%              15.1%
Tier 1 risk-based                            14.6%              14.3%
Leverage                                      9.2%               8.6%



LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Lebanon Citizens. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Lebanon Citizens does not solicit brokered deposits as a funding source. The liquidity of Lebanon Citizens is enhanced by the fact that 85% of total deposits at September 30, 1999 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At September 30, 1999, Lebanon Citizens liquid assets amounted to $136.0 million or 31% of total gross assets, down from $143.7 million or 33% at December 31, 1998. Secondary sources of liquidity include Lebanon Citizens' ability to sell loan participations and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Loans to deposits were 73% and 69%, at September 30, 1999 and December 31, 1998, respectively. Lebanon Citizens experienced no liquidity or operational problems as a result of the current liquidity levels.

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

No material costs were incurred through the first nine months of 1999 regarding the Y2K compliance issues and no material costs are expected to be incurred for the remainder of 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders   Not
Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits


         Exhibit
           No.                         Description

           27                          Financial Data Schedule for
                                       the Nine Months Ended
                                       September 30, 1999.

     b. LCNB Corp. was not required to file Form 8-K during the quarter ended September 30, 1999.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LCNB Corp.
                                     Registrant

Date: October 29, 1999             /s/Steve P. Foster
                                     --------------------
                                     Steve P. Foster
                                     Vice President
                                     and Chief Financial Officer