Form 10-K
period 1999-12-31
LCNB CORP
filed 2000-02-23
CIK 1074902

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 1999

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Transition period from ___________________________ to __________________________

Commission file Number 000-26121

LCNB CORP.

(Exact name of registrant as specified in its charter)

Ohio	31-1626393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 59, Lebanon, Ohio	45036
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (513) 932-1414

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange on
Title of each class	which registered
None	None

Securities registered pursuant to 12(g) of the Exchange Act:

Common stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) of this chapter is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $70.00 per share on January 3, 2000. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $86,927,400.

As of February 22, 2000, 1,760,000 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 18, 2000, dated March 18, 2000, are incorporated by reference into Part III.

TABLE OF CONTENTS

Page
PART I	Item 1	Business
	Item 2	Properties
	Item 3	Legal proceedings
	Item 4	Submissions of matters to a vote of security holders

PART II	Item 5	Market for the registrants' securities and related shareholder matters
	Item 6	Selected financial data
	Item 7	Management's discussion and analysis
	Item 7A	Quantitative and qualitative disclosures about market risk
	Item 8	Financial statements and supplementary data
	Item 9	Disagreements on accounting and financial disclosures

PART III	Item 10	Directors and executive officers of the registrant
	Item 11	Executive compensation
	Item 12	Security ownership of certain beneficial owners and management
	Item 13	Certain relationships and related transactions
PART IV	Item 14	Exhibits, financial statement schedules and reports on Form 8-K Signatures

PART I

Item 1. Description of Business and Supplemental Data

FORWARD LOOKING STATEMENTS

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

ORGANIZATION ACTIVITIES AND PENDING ACQUISTION

On May 18, 1999, Lebanon Citizens National Bank ("Lebanon Citizens") held a special shareholders meeting for the purpose of approving the reorganization of Lebanon Citizens into a one-bank holding company structure. The reorganization was approved and consummated immediately following the special meeting.

The reorganization was effected through the merger of Lebanon Citizens with and into LC Interim National Bank, a wholly-owned subsidiary of the new bank holding company, LCNB Corp. Concurrent with the merger, LC Interim National Bank changed its name to "Lebanon Citizens National Bank" and is now operated as the wholly-owned bank subsidiary of LCNB Corp. The consideration for the merger was ten shares of LCNB Corp. common stock for each share of Lebanon Citizens National Bank common stock held by the shareholders. Following the merger, all shareholders of Lebanon Citizens maintained the same stock ownership percentage in the holding company as they had in Lebanon Citizens. Following the merger, Lebanon Citizens National Bank's business continued unchanged with the same management and employees.

As part of the reorganization of Lebanon Citizens into a bank holding company structure, it was necessary to file a registration statement with the Securities and Exchange Commission. This registration statement also served the purpose of registering LCNB Corp. as a Securities Exchange Act of 1934 ("1934 Act") reporting company. Lebanon Citizens at the end of calendar year 1998, had over 500 shareholders and by law was required to register as a 1934 Act company. By virtue of the reorganization, LCNB Corp. became the registering company and is now a public company obligated to comply with the reporting requirements of the 1934 Act.

The Gramm-Leach-Bliley Act (the "Graham Act"), known commonly as the "Financial Services Modernization Act", was signed into law on November 12, 1999 and is effective March 11, 2000. This new act, among other changes, effectively allows the creation of a new financial services holding company that can offer a full range of financial products and engage in expanded approved activities such as insurance and securities services. Pursuant to the Gramm Act, LCNB Corp. intends to conduct new activities as a financial holding company, as that term is defined in the Gramm Act, through an operating subsidiary that will engage in selling insurance to the public. LCNB Corp. has applied to the Federal Reserve for approval to become a financial holding company pursuant to Interim Rule Section 225.82 promulgated by the Board of Governors of the Federal Reserve System to implement the provisions of the Gramm Act. Upon approval, LCNB Corp., as a financial holding company, will be permitted to engage, through a wholly owned subsidiary, in general insurance agency activities and to act as an agent for the sale of annuities.

LCNB Corp. has entered into an Agreement and Plan of Merger with Dakin Insurance Agency, Inc., the individual shareholders of Dakin Insurance Agency, Inc. and Dakin Acquisition Corporation dated December 30, 1999 (the "Agreement"). In order to facilitate the acquisition of Dakin Insurance Agency, Inc., LCNB Corp. formed Dakin Acquisition Corporation in November 1999, under the laws of the state of Ohio, as a wholly owned subsidiary of LCNB Corp. Pursuant to the Agreement, Dakin Acquisition Corporation will merge with and into Dakin Insurance Agency, Inc. and Dakin Insurance Agency, Inc. being the surviving corporation (hereinafter the surviving company is referred to herein as "Dakin'). The Articles of Incorporation and Regulations of Dakin Acquisition Corporation will become the governing documents of Dakin. At the consummation of the merger, the individual shareholders of Dakin Insurance Agency, Inc. will exchange all of the outstanding shares of Dakin Insurance Agency, Inc. for shares of LCNB Corp. common stock. Following the merger, Dakin will be a wholly owned subsidiary of LCNB Corp. A condition precedent to the closing of the merger is the receipt of all regulatory approvals. Following the satisfaction of all conditions precedent provided in the Agreement, the merger shall be effective upon the later of the date the Certificate of Merger is filed with the Secretary of State of Ohio or such other date as the parties may agree upon.

Dakin Insurance Agency, Inc. is a corporation organized under the laws of Ohio and has been an independent insurance agency in Lebanon, Ohio since 1876. Dakin Insurance Agency, Inc. is currently engaged in selling and servicing personal and commercial insurance products and annuity products and is regulated by the Ohio Department of Insurance. The surviving company in the merger, Dakin, will conduct the same business from the same offices at 20 East Mulberry, Lebanon, Ohio under the same licenses as Dakin Insurance Agency, Inc.

DESCRIPTION OF LCNB CORP'S BUSINESS

General Description

LCNB Corp. is a $439 million locally owned one bank holding company headquartered in Lebanon, Ohio. The predecessor of LCNB Corp., Lebanon Citizens National Bank, was formed as a national banking association in 1877. On May 18, 1999, Lebanon Citizens became the wholly owned subsidiary of LCNB Corp.

Lebanon Citizens has its main banking office located in Warren County, Ohio. Lebanon Citizens has 16 branch offices located in Warren, Butler, Clinton, Clermont, and Hamilton Counties, Ohio. Lebanon Citizens also operates a loan production office in Hamilton, Ohio. In addition, Lebanon Citizens operates twenty-one automated teller machines in its market area. Lebanon Citizens is a full service bank offering a wide range of commercial and personal banking services including commercial loans, real estate loans, construction loans, consumer loans, Small Business Administration loans, Visa and MasterCard credit cards. Other services offered include safe deposit boxes, night depository, U.S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, automatic teller machine cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer based cash management services, 24 hour telephone banking, PC Internet banking and other services tailored for both individuals and businesses.

Lebanon Citizens' residential mortgage lending activities consist primarily of loans for purchasing personal residences, home equity loans, local lender loans, or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans plus indirect automobile loans.

Lebanon Citizens' range of deposit services include checking accounts, NOW accounts, savings accounts, Christmas and vacation savings, money market accounts, Classic 50 accounts (a Senior Citizen program), individual retirement accounts, certificates of deposit, and overdraft protection. Deposits of Lebanon Citizens are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation.

The Trust and Investment Management Division of Lebanon Citizens performs complete trust administrative functions and offers agency and trust services and mutual funds investment products to individuals, partnerships, corporations, institutions and municipalities.

Lebanon Citizens is not dependent upon any one significant customer or specific industry. Business is not seasonal to any material degree.

The significant banking market for Lebanon, which encompasses portions of Warren, Butler, Clinton, Clermont and Hamilton Counties, includes approximately 65 other commercial banks, 60 thrift institutions and 67 credit unions. The address of the main office of Lebanon Citizens is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Competition

Lebanon Citizens faces strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the wide spread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. Lebanon Citizens competes with other national and state banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of whom have substantially greater financial and managerial resources.

Lebanon Citizens competes with other banks and bank holding companies operating in it's market area which range in size from approximately $50 million to over $260 billion in assets. Other competition comes primarily from savings and loans, credit unions, and other financial intermediaries operating in Lebanon Citizens' market area. Lebanon Citizens seeks to minimize the competitive effect of larger financial institutions through a community banking approach that emphasizes direct customer access to Lebanon Citizens' president and other officers in an environment conducive to friendly, informed and courteous personal services. Management believes that Lebanon Citizens is well positioned to compete successfully in its respective primary market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the commitment of Lebanon Citizens to personal service, innovation and involvement in their respective communities and primary market areas, as well as their commitment to quality community banking service, are factors that contribute to its competitive advantage.

Supervision and Regulation

LCNB Corp, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities. On September 29, 1994, the Act was amended by the Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997, in those states that have not opted out by that date.

The Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking and a proper incident thereto. The Act does not place territorial restrictions on the banking subsidiaries of bank holding companies. LCNB Corp's banking subsidiary is subject to limitations with respect to intercompany loans and investments.

A substantial portion of LCNB Corp.'s cash revenues is derived from dividends paid by Lebanon Citizens. These dividends are subject to various legal and regulatory restrictions.

LCNB Corp. and Lebanon Citizens are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the customers and depositors of LCNB Corp.'s subsidiaries rather than holders of LCNB Corp.'s securities. These laws and regulations govern such areas as permissible activities, loans and investments, rates of interest that can be charged on loans and reserves. LCNB Corp. and Lebanon Citizens also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio. Set forth below are brief descriptions of selected laws and regulations applicable to LCNB Corp. and Lebanon Citizens.

Lebanon Citizens is subject to the provisions of the National Bank Act. Lebanon Citizens is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC). Lebanon Citizens is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Under the Bank Holding Company Act of 1956, as amended, and under Regulations of the Federal Reserve Board pursuant thereto, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

LCNB Corp. and Lebanon Citizens are also subject to the state banking laws of Ohio. Ohio adopted nationwide reciprocal interstate banking effective October, 1988. However, banking laws of other states may restrict branching of banks to other counties within the state and acquisitions or mergers involving banks and bank holding companies located in other states.

Federal regulators adopted risk-based capital guidelines and leverage standards for banks and bank holding companies.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provides that a holding company and its controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC assisted transaction involving an affiliated insured bank or savings association.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) covers an expanse of banking regulatory issues. FDICIA deals with the recapitalization of the Bank Insurance Fund, with deposit insurance reform including requiring the FDIC to establish a risk-based premium assessment system with a number of other regulatory and supervisory matters. Lebanon Citizens will be required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. Noncompliance to laws and regulations by bank holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance to laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of the LCNB Corp and Lebanon Citizens have not disclosed any significant instances of noncompliance. The minor instances of noncompliance detected during these inspections and examinations were promptly corrected by Management and no action was taken by the regulators against the LCNB Corp. or Lebanon Citizens.

The earnings and growth of LCNB Corp are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of LCNB Corp. and Lebanon Citizens cannot be predicted.

Employees

As of December 31, 1999, LCNB Corp. and Lebanon Citizens employed 183 full-time equivalent employees. LCNB Corp. is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within Lebanon Citizens' market area.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

LCNB Corp. and Lebanon Citizens do not have any offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.

STATISTICAL INFORMATION

The following tables present additional statistical information about LCNB Corp. and its operations and financial condition and should be read in conjunction with the consolidated financial statements and related notes and the discussion included in Item 7, Management's Discussion and Analysis and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities and the resultant rates paid.

Year ended December 31, (Dollars in thousands)

	1999			1998			1997
	Average	Average	Interest/	Average	Average	Interest/	Average	Average	Interest
	Outstanding	Yield/	Earned	Outstanding	Yield/	Earned	Outstanding	Yield/	Earned/
	Balance	Rate	Paid	Balance	Rate	Paid	Balance	Rate	Paid

Loans (1)	$273,273	8.32%	$ 22,743	$ 272,512	8.46%	$ 23,047	$ 255,241	8.38%	$ 21,385
Federal funds sold	9,251	5.00	463	14,677	5.42	796	16,896	5.43	918
Deposits in banks	5,486	5.12	281	4,347	6.65	289	4,000	5.98	239
Federal Reserve Bank stock	647	6.03	39	647	6.03	39	647	6.03	39
Investment securities:
Taxable	83,592	5.88	4,914	75,374	6.12	4,612	71,469	6.09	4,354
Non-taxable (2)	29,995 ------------	6.32	1,895 -----------	21,628 -----------	5.71	1,236 ----------	18,682 ----------	6.83	1,276

Total earning assets	402,244	7.54	30,335 ----------	389,185	7.71	30,019 -----------	366,935	7.69	28,211 ------------
Non-earning assets	32,528			30,570			19,495
Allowance for loan losses	(2,004) ------------			(2,100) ------------			(2,100) ------------
Total assets	$ 432,768 =======			$ 417,655 =======			$ 384,330 =======

Savings deposits	$ 79,555	2.99	2,382	$ 64,064	2.76	1,769	$ 53,753	3.24	1,741
NOW and money fund	79,548	2.40	1,912	73,727	2.31	1,706	64,367	2.51	1,616
IRA and time certificates	178,541	5.01	8,944	192,873	5.47	10,557	191,892	5.70	10,941
Short-term borrowings (3)	934 ------------	4.60	43 -----------	884 ------------	5.43	48 -----------	847 ------------	5.43	46 ------------

Total interest-bearing liabilities	338,578	3.92	13,281 -----------	331,548	4.25	14,080 ------------	310,859	4.61	14,344 ------------

Demand deposits	49,131			44,484			34,141
Other liabilities	1,718			1,194			2,088
Capital	43,341 ------------			40,429 -----------			37,242 -----------

Total liabilities and capital	$ 432,768 ========			$ 417,655 ========			$ 384,330 ========

Net interest rate spread		3.62			3.46			3.08

Net interest margin
on a taxable equivalent basis		4.24	$ 17,054 =======		4.10	$ 15,939 =======		3.78	$ 13,867 =======

Ratio of interest-earning
assets to interest-bearing
liabilities	118.80%			117.38%			118.04%

(1) Includes nonaccrual loans, if any.
(2) Income from tax-exempt securities is included in interest income on a taxable equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
(3) Short-term borrowings are limited to demand notes issued to the U.S. Treasury in connection with customer tax remittances.

The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

The following table presents the changes in interest income and expense for each major category of interest-earning assets and interest-bearing liability and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

(Amounts in thousands)
For the years ended December 31,

1999 vs 1998 Increase (decrease) due to	1998 vs 1997 Increase (decrease) due to

	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans	$ 66	$ (370)	$ (304)	$ 1,457	$ 205	$ 1,662
Federal funds sold	(275)	(58)	(333)	(120)	(2)	(122)
Deposits in banks	67	(75)	(8)	22	28	50
Federal Reserve Bank stock	-	-	-	-	-	-
Investment securities:
Taxable	488	(186)	302	237	21	258
Non-taxable(1)	516 ---------	143 ---------	659 ---------	185 ----------	(225) ----------	(40) ----------
Total Interest Income	862 ----------	(546) ---------	316 ----------	1,781 ----------	27 ----------	1,808 ----------

Interest expense attributable to:
Savings deposits	456	157	613	307	(279)	28
NOW and money fund	138	68	206	225	(135)	90
IRA and time certificates	(757)	(856)	(1,613)	56	(440)	(384)
Short-term borrowings	3 -------	(8) -------	(5) -------	2 --------	- --------	2 --------
Total Interest Expense	(160) -------	(639) -------	(799) -------	590 --------	(854) --------	(264) --------
Net Interest Income	$ 1,022 ======	$ 93 =====	$ 1,115 ======	$ 1,191 ======	$ 881 ======	$ 2,072 ======

(1) The change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable equivalent yield basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	(Amounts in thousands) At December 31
	1999	1998	1997
Securities available for sale:
U.S. Treasury notes	$6,482	28,391	1,020
U.S. Agency notes	29,927	23,190	8,076
U.S. Agency mortgage-back securities	15,069	17,406	8,206
Corporate notes	17,058	24,376	8,080
Municipal securities	36,375 ---------	29,677 ---------	4,710 --------
Total securities available for sale	104,911 ----------	123,040 ---------	30,092 --------

Held to maturity:
U.S. Treasury notes	-	-	56,188
Municipal securities	- --------	- --------	14,261 ---------
Total securities held to maturity	- --------	- --------	70,449 --------

Federal Reserve Bank Stock	647 -----	647 -----	647 -----

Total securities	$105,558 ======	123,687 ========	101,188 ======

Contractual maturities of debt securities at December 31, 1999, were as follows. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations.

	(Dollars in thousands)
	Amortized Cost	Market Value	Yield
U.S. Treasury notes:
Within one year	$3,499	3,505	6.16%
One to five years	3,012	2,977	5.65%
Five to ten years	-	-	- %
After ten years	- ------------	- ---------------	- % ------------
Total U.S Treasury notes	$6,511 -------------	6,482 ---------------	5.92% -----------
U.S. Agency notes:
Within one year	$8,005	7,969	5.60%
One to five years	15,329	14,911	5.60%
Five to ten years	7,416	7,047	6.56%
After ten years	- -------------	- --------------	- % ------------
Total U.S. Agency notes	$30,750 -------------	29,927 --------------	5.83% ------------
Corporate notes:
Within one year	$8,886	8,905	6.19%
One to five years	8,293	8,153	6.04%
Five to ten years	-	-	- %
After ten years	- ---------	- ---------	- % ----------
Total Corporate notes	$17,179 ----------	17,058 --------	6.12% ----------
Municipal securities (1):
Within one year	$6,086	6,111	6.80%
One to five years	12,646	12,490	6.41%
Five to ten years	12,689	12,271	6.12%
After ten years	5,533 -------------	5,503 ---------------	8.06% ------------
Total Municipal securities	$36,954 -------------	36,375 --------------	6.62% -----------
U.S. Agency mortgage-backed securities	$15,486 ------------	15,069 -------------	5.90% -----------
	$106,880 =======	104,911 =======	6.17% ======

(1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding those holdings of the securities portfolio in the U.S. Treasury securities and U.S. Government Agencies and Corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of LCNB Corp. at December 31, 1999.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:

	(Amounts in thousands) At December 31
	1999	1998	1997	1996	1995

Commercial and industrial	$ 26,348	20,640	13,905	9,847	8,263
Commercial, secured by real estate	56,671	53,907	51,088	49,094	43,471
Residential real estate	162,181	154,111	165,908	145,725	123,656
Consumer, excluding credit card	36,472	32,302	35,167	29,855	26,402
Agricultural	2,343	2,370	1,645	1,152	722
Credit card	2,764	2,574	2,461	2,130	1,884
Other	285	966	332	41	39
Lease Financing	183 ------------	- -------------	- -----------	- -----------	- ----------
Total loans	287,247	266,870	270,506	237,844	204,437
Deferred costs (fees), net	361 -----------	187 -------------	(12) -----------	(178) -----------	(677) ----------
	287,608	267,057	270,494	237,666	203,760
Allowance for loan losses	(2,000) -----------	(2,000) -------------	(2,200) ----------	(2,000) -----------	(1,800) -----------
Loans, net	$ 285,608 =======	265,057 ========	268,294 ======	235,666 ======	201,960 ======

The following tables summarize the commercial and agricultural loan maturities and sensitivities to interest rate changes at December 31, 1999:

(Amounts in thousands)
Maturing in one year or less	$ 28,167
Maturing after one year, but within five years	27,612
Maturing beyond five years	29,583 --------
Total commercial and agricultural loans	$ 85,362 ======

Loans repricing beyond one year:
Fixed rate	$ 29,343
Variable rate	$ 27,852

Risk Elements

The accrual of interest on impaired loans is discontinued when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. Subsequent cash receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for loan losses.

A summary of accruing loans past due 90 days or more at December 31, follows:

(Amounts in thousands)
Accrued loans past due 90 days

1999	$ 68
1998	374
1997	29
1996	182
1995	87

There were no nonaccrual loans at December 31, for each of the years ended 1995 through 1999. Interest income that would have been recorded in each of the years 1995 through 1999 if loans on nonaccrual status at various times during the respective years had been current and in accordance with their original terms, was not material. For each of the years ended December 31, 1995 through 1999, the recorded investments in loans for which impairment has been recognized in accordance with SFAS Statement No.114 was not material. LCNB Corp. is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of a deterioration in the financial position of the borrower.

Summary of Loan Experience

The table summarizing the activity relating to the allowance for loan losses is included in Item 7, Management's Discussion and Analysis.

The following table presents the allocation of the allowance for loan loss.

(Amount in thousands)
At December 31,
	1999	1998	1997	1996	1995
Commercial	$304	286	622	162	145
Real Estate	-	-	-	-	-
Consumer	514	345	370	316	190
Credit Card	38	48	26	31	20
Unallocated	1,144 ---------	1,321 ----------	1,182 -----------	1,491 ---------	1,445 --------
Total	$2,000 =======	2,000 ========	2,200 ========	2,000 =======	1,800 ======

This allocation is made for analytical purposes. The total allowance is available to absorb losses from any category of the portfolio. The allowance allocated to the commercial and consumer categories has increased over the five year period due to the increase in outstandings in these loan categories which, by nature, have greater risk elements.

The following table presents the categories of loans as a percent of total loans.

(Amount in thousands)
At December 31,
		1999	1998	1997	1996	1995
Commercial	%	9.17	7.73	5.14	4.14	4.04
Real Estate		76.19	77.96	80.22	81.91	81.76
Consumer		12.70	12.10	13.00	12.55	12.91
Credit Card		0.96	0.96	0.91	0.90	0.92
Other		0.98 ---------	1.25 ---------	0.73 ---------	0.50 ----------	0.37 ----------
Total	%	100.00 =====	100.00 =====	100.00 =====	100.00 ======	100.00 ======

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included at the beginning of the "Statistical Information" section.

The following table presents the contractual maturity of time deposits of $100,000 or more:

(Amount in thousands)
At December 30, 1999
Maturity within 3 months	$ 18,802
After 3 but within 6 months	16,953
After 6 but within 12 months	3,918
After 12 months	5,684 -------------
$ 45,357 ========

Return of Equity and Assets

The statistical information regarding the return on assets, return on equity, dividend payout ratio and equity to assets ratio is presented in Item 6, Selected Financial Data.

Item 2. Properties

Lebanon Citizens conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned
2.	Auto Bank	26 North Broadway Lebanon, Ohio 45036	Owned
3.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned
4.	Goshen Office	6723 State Route 132 Goshen, Ohio 45122	Owned
5.	Hamilton Office	1502 Peck Blvd. Hamilton, Ohio 45011	Leased
6.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned
7.	Loveland Office	615 West Loveland Avenue Loveland, Ohio 45140	Owned
8.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned
9.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned
10.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned
11.	Okeana Office	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned
12.	Otterbein Office	State Route 741 Lebanon, Ohio 45036	Leased
13.	Oxford Office	4 N. College Avenue Oxford, Ohio 45056	Leased
14.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned
15.	South Lebanon Office	209 East Forrest Street South Lebanon, Ohio 45065	Leased
16.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned
17.	Waynesville Office	9 North Main Street Waynesville, Ohio 45177	Owned
18.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

Item 3. Legal Proceedings

There are no material legal proceedings, or to the knowledge of management, threatened against LCNB Corp. or Lebanon Citizens National Bank.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The LCNB Corp. had approximately 580 holders of its common stock as of December 31, 1999. The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder. There is currently no established public trading market for LCNB Corp. common stock. Trade prices for shares of LCNB Corp. stock (and Lebanon Citizens' stock preceding the formation of the holding company), reported through registered securities dealers, are set forth below. Trades have occurred during the period without the knowledge of LCNB Corp. The trades of which LCNB Corp. is aware from the market makers in the stock are those outlined. The prices given are interdealer without retail markups, markdown or commissions.

1999	High	Low
First Quarter	$52.00	$47.80
Second Quarter	75.00	51.50
Third Quarter	82.00	70.00
Fourth Quarter	78.00	70.00

1998	High	Low
First Quarter	$43.00	$31.50
Second Quarter	43.00	39.00
Third Quarter	53.00	42.50
Fourth Quarter	53.00	50.50

All the amounts have been restated to reflect the ten-for-one stock exchange in the formation of the holding company on May 18, 1999.

Cash dividends per share declared in 1999 were $.25 in each of March, June and September and $.80 in December. Cash dividends per share declared in 1998 were $.20 in each of March, June and September and $.80 in December. Cash dividends per share have been restated for the ten-for-one stock exchange in the formation of the holding company on May 18, 1999.

It is expected that LCNB Corp. will continue to pay dividends on a similar schedule, to the extent permitted by the business and other factors beyond management's control.

LCNB Corp. may, in its sole discretion, issue unaudited quarterly or other interim reports to its shareholders as it deems appropriate. These reports, while they are required to be filed with the SEC by the LCNB Corp., may not be delivered to shareholders.

Item 6. Selected Financial Data

The following represents selected consolidated financial data of LCNB Corp. for the years ended December 31, 1995 through 1999 and are derived from LCNB Corp's consolidated financial statements and Lebanon Citizens' unaudited financial statements and call reports. This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	1999	1998	1997	1996	1995
	(In thousands, except ratios and data per share)
Income Statement
Interest Income	$ 29,691	$ 29,599	$ 27,777	$ 25,998	$ 24,750
Interest Expense	13,281	14,080	14,344	13,242	12,996
Net Interest Income	16,410	15,519	13,433	12,756	11,754
Loan Loss Provision	208	191	291	288	281
Net Interest Income after Provision	16,202	15,328	13,142	12,468	11,473
Other Operating Income	3,419	3,455	2,974	2,573	2,563
Operating Expenses	11,758	10,910	8,903	7,851	7,443
Income before Income Taxes	7,863	7,873	7,213	7,190	6,593
Provision for Income Taxes	2,315	2,426	2,178	2,195	1,997
Net Income	5,548	5,447	5,035	4,995	4,596
Balance Sheet
Securities	105,558	123,687	101,188	91,378	109,706
Loans - net	285,608	265,057	268,294	235,666	201,960
Total Assets	438,979	432,159	421,027	369,476	351,117
Total Deposits	391,644	387,041	377,409	330,393	316,577
Total Shareholder Equity	42,987	42,199	38,656	35,647	32,324
Selected Financial Ratios and Other Data
Return on average assets	1.28%	1.30%	1.31%	1.41%	1.40%
Return on average equity	12.98%	13.47%	13.52%	14.55%	15.00%
Equity-to-assets ratio	0.10	0.10	0.09	0.10	0.09
Dividend payout ratio	0.51	0.45	0.42	0.33	0.29
Earnings per share(1)	3.15	3.09	2.86	2.84	2.61
Dividends declared per share(1)	1.60	1.40	1.20	0.95	0.75

(1) All per share data have been adjusted to reflect the ten-for-one stock exchange in 1999.

Item 7. Management's Discussion and Analysis

Introduction

The following is management's discussion and analysis of the financial condition and results of operations of LCNB Corp. It is intended to amplify certain financial information regarding LCNB Corp. and should be read in conjunction with the Consolidated Financial Statements and related Notes, included in Item 8 of this Form 10-K; and the Statistical Information in Item 1 of this Form 10-K and the Selected Financial Data in Item 6 of this Form 10-K.

Comparative Financial Information

Effective May 18, 1999, Lebanon Citizens was reorganized into a one-bank holding company structure. Prior to that date, the financial information presented represents the assets, liabilities and operations of Lebanon Citizens. Comparative earnings per share information is presented on pro forma basis.

Forward Looking Statements

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

Net Income

LCNB Corp. earned $5.548 million in 1999 compared to $5.447 in 1998. Earnings per share were $3.15, up 1.9% or $.06 per share from 1998. Performance ratios for 1999 included a return on average assets of 1.28% and a return of average equity of 12.98% compared to ratios of 1.30% and 13.47%, respectively, for 1998.

Net income for 1998 increased $412,000, or by 8.2% in 1998 from 1997 and earnings per share increased $.23 per share.

Net Interest Income

Net interest income increased $891 thousand, or 5.7%, from 1998 to 1999. The net interest margin on a fully taxable equivalent basis (FTE) increased from 4.10% in 1998 to 4.24% in 1999. This 14 basis point increase was due in part to a 32 basis point decline in the cost of average interest-bearing liabilities, partially offset by 17 basis point decline in the yield on average interest-earning assets. The decline in the cost of average interest-bearing funds resulted from the replacement of higher cost time deposits with lower cost savings deposits. The decline in the yield on average interest-earning assets is due to lower yields attributable to commercial loans and mortgage loans. An increase in average interest-earning assets of $13.1 million to $402.2 million in 1999 also contributed to the increase in net interest income. The increase was primarily attributable to increases in average commercial and residential real estate loans and securities.

Net interest income increased $2.1 million, or 15.5% in 1998 from 1997 due to a 22 basis point increase in the FTE net interest margin and a $22.2 million increase in average interest-earning assets. The net interest margin improvement was due to a 36 basis point decrease in the average cost of funds resulting from an initiative to price time deposits and IRA accounts less aggressively in 1998 than 1997. The increase in average interest-earning assets was due in part to the purchase of three Key Bank branches in September 1997.

Provisions and Allowance for Loan Losses

The total provision for loan losses is determined based upon Management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for credit losses include the nature, volume and consistency of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers ability to pay. The following table presents the total loan provision and the other changes in the allowance for loan losses for the years 1995 through 1999 (in thousands).

	1999	1998	1997	1996	1995

Balance - Beginning of year	$2,000	2,200	2,000	1,800	1,600

Loans charged off:
Commercial and industrial	-	227	-	3	-
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	-	3	-	-	-
Consumer, excluding credit card	252	153	93	100	131
Agricultural	-	-	-	-	-
Credit Card	20	36	29	17	14
Other	- ---------	- ----------	- ---------	- ---------	- ---------
Total loans charged off	272 ---------	419 ----------	122 ---------	120 ---------	145 ---------

Recoveries:
Commercial and industrial	-	-	-	-	1
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	-	-	-	-	-
Consumer, excluding credit card	62	26	25	29	61
Agricultural	-	-	-	-	-
Credit Card	2	2	6	-	2
Other	- ---------	- ----------	- ---------	- ---------	- ---------
Total recoveries	64 ---------	28 ----------	31 ---------	29 ---------	64 ---------

Net charge-offs	208	391	91	88	81

Provision charged to operations	208 ---------	191 ----------	291 ---------	288 ---------	281 ---------
Balance - End of year	$2,000 =====	2,000 ======	2,200 =====	2,000 =====	1,800 =====
Ratio of net charge-offs during the period to average loans outstanding	.08% =====	.14% ======	.04% =====	.04% =====	.03% =====

The allowance for loan losses of $2.0 million is .70% of total loans at December 31, 1999, compared to $2.0 million or .75% of total loans at December 31, 1998 and $2.2 million or .81% at December 31, 1997. The $63 thousand increase in consumer loans charged off, net of recoveries, in 1999 over 1998 is attributable, in part, to the adoption of a new uniform charge-off policy in 1999 for consumer, credit card and home mortgage loans as mandated by the Federal Financial Institution's Examination Council for all banks and thrifts. It includes a requirement to charge off open-end credit at 180 days delinquency and closed-end credit at 120 days delinquency. Management believes that no significant difference will occur prospectively in net charge-offs as a result of this policy change. The $419 thousand of charge-offs in 1998 includes one commercial loan of $227 thousand. This loan, which had a $455 thousand balance at December 31, 1997, was charged down and paid off completely in 1998. Management believes the loan represented a unique credit risk based on the nature of the borrower's operations, the inventory that partially collateralized the loan, and the significance of the loan balance outstanding. The loan portfolio at December 31, 1999 does not include a commercial loan with a comparable level of credit risk.

Non-Interest Income

Non-interest income decreased $36 thousand, or 1.0% to $3.419 million in 1999 from $3.455 million in 1998. The decline was partially due to $234 thousand in security gains in 1998 compared to $20 thousand in 1999. Excluding the security gains from the comparison, non-interest income increased $178 thousand, or 5.5%. This increase was attributable to a $78 thousand, or 7.2% increase in trust income and a $130 thousand, or 6.4% increase in service charges and fees.

The trust fee income increased in 1999 due to an increase in estate fee income as well as an increase in the market value of assets under management.

The increase in service charges and fees from 1998 to 1999 was primarily due to a $61 thousand increase in ATM fees attributable to five new ATM machines added in late 1998 and early 1999. Additionally, Lebanon Citizens increased foreign ATM service fees and surcharge fees in mid-1998 and in 1999 and continued to experience an increase in the cardholder base resulting from the Key Bank branch acquisitions in September 1997. Also contributing to the increase in service charges was a $59 thousand increase in check card fee income resulting from continued growth in usage and the base of cardholders. Credit card fee and interchange income increased $72 thousand as a result of an increase in the cardholder base and a change in the processing vendor. These increases in service charges and fees were partially offset by a $72 thousand decrease in credit card merchant processing fees as Lebanon Citizens has opted to exit this business due to declining margins.

Other operating income decreased by $30 thousand as a result of a gain recorded in 1998 on the sale of property in connection with the consolidation of branches in Waynesville, which did not recur in 1999.

Non-interest income increased $481 thousand, or 16.2%, to $3.455 million in 1998. Contributing to the increase was a $334 thousand increase in service charges, in part, due to Lebanon Citizens initiating a new policy to charge ATM fees to users who were not customers of Lebanon Citizens. Also fees increased from customer relationships throughout 1998 that were acquired in the September 1997 acquisition of three branch offices of Key Bank. Additionally, security gains of $234 thousand contributed to the increase in non-interest income in 1998 as no securities were sold in 1997.

Non-Interest Expense

Non-interest expense increased $848 thousand, or 7.8%, in 1999 from 1998. This increase was primarily due to a $584 thousand, or 10.9%, increase in labor costs including pension and other employee benefits. Labor costs increased as a result of salary and related pension costs increases. Equipment and occupancy expenses increased $95 thousand, or 7.1%, primarily as a result of increased depreciation related to equipment purchases in late 1998 and branch improvements. Other non-interest expense increased $167 thousand, or 6.5%. The increase was due in part to an $88 thousand increase in computer maintenance charges due in part to newly purchased imaging equipment becoming operational in 1999. Correspondent bank fees increased $67 thousand in 1999 as Lebanon Citizens has opted to pay for its item processing charges in fees rather than through maintenance of higher non-interest bearing deposits with its upstream correspondent institutions. Other expenses increased as a result of the public filings required by the newly formed LCNB Corp. as well as acquisition efforts in the Dakin Insurance Company transaction. These increases were partially offset by declines in merchant credit card related processing and interchange expenses due to Lebanon Citizen's exiting of the merchant credit card business in mid-1999. Lebanon Citizens outsourced these services in 1999 and now functions as a referral conduit for merchant credit card business.

Non-interest expense increased $2.007 million, or 22.5%, from 1997 to 1998. This increase was primarily due to a $739 thousand, or 16.0%, increase in labor costs including pension and other benefits resulting from a full year of operating the four new branches built and acquired in late 1997. Additionally, amortization of intangibles associated with the acquisition of these three branches located in Oxford, Okeana, and Waynesville increased from $177 thousand in 1997 to $611 thousand in 1998. The intangibles are being amortized on a straight line basis over ten years. Lebanon Citizens periodically reviews the acquired intangibles for impairment.

Income Taxes

LCNB Corp.'s effective tax of 29.4% in 1999 is 104 basis points lower in 1999 than the rate in 1998 due to an increase in tax-exempt interest income as a percent of income before income taxes. The effective tax rate in 1998 of 30.8% increased 60 basis points from 1997.

Assets

Total assets increased $6.8 million, or 1.6% from December 31, 1998 to December 31, 1999. This increase was primarily due to a $20.6 million, or 7.8%, increase in loans, partially offset by a $18.1 million, or 14.7% decrease in securities available for sale.

The loan increase from December 31, 1998 to December 31, 1999 resulted primarily from a $5.7 million increase in commercial and industrial loans, an $8.1 million increase in residential real estate loans and a $4.2 million increase in consumer loans. The growth in commercial loans resulted from competitively priced products and focused officer calling efforts in the Oxford market as well as the Warren County offices. The increase in residential real estate loans is primarily due to Management's decision in 1999 to originate fixed rate loans for portfolio purposes, rather than for sale, due to existing attractive market rates and shifting interest rate trends in 1999. Lebanon Citizens originated $2.4 million in loans for immediate sale to the Federal Home Loan Mortgage Corporation (Freddie Mac). This compares to $11.6 million in loans originated and sold to Freddie Mac in 1998 and $280 thousand in 1997. Consumer loans increased primarily through concentrated efforts to originate indirect auto and other loans through dealers.

Securities decreased as a result of a shifting of assets from the securities portfolio to the higher yielding loan portfolio. $12.8 million of securities were sold in 1999 resulting in a $20 thousand realized gain. Proceeds were primarily used to fund the continued loan growth.

Premises and equipment increased $126 thousand, net of $688 thousand in depreciation expense, from December 31, 1999 to December 31, 1998. Expenditures for 1999 included approximately $350 thousand for costs associated with a new branch site in Goshen, Ohio, $81 thousand related to a new ATM purchase and installation and various branch renovations expenditures.

Lebanon Citizens owns its branches with the exception of four. The Otterbein, Oxford, and South Lebanon branches, as well as the loan production office in Hamilton which opened in December 1999, are leased under multi-year operating leases. The current Otterbein lease expires in July 2005, the Oxford lease expires in May 2000, the South Lebanon lease expires in July 2001 and the Hamilton lease expires in 2004. The Otterbein, South Lebanon and Hamilton leases include renewal options. The Bank is currently building a new branch in Oxford which is expected to open in May 2000. The Goshen branch currently under construction is due to open April 2000.

Total assets increased $11.1 million, or 2.6%, from December 31, 1997 to December 31, 1998. The most significant changes were a $22.5 million, or 22.2%, increase in investment securities from $101.2 million to $123.7 million, a $3.2 million, or 1.3%, decrease in total loans from $270.5 million to $267.1 million, and a 56.6% decrease in combined federal funds sold and interest-bearing deposits in other financial institutions from $21.4 million to $9.3 million.

Securities increased from December 31, 1997 to December 31, 1998 as a result of shifting assets from lower-yielding overnight fed funds to higher-yielding securities and investment of incremental deposit proceeds. Residential real estate loans and consumer loans decreased $11.8 million and $2.9 million, respectively, while commercial loans increased $9.6 million from December 31, 1997 to December 31, 1998. The decrease in residential real estate loans is due to the implementation of a strategy to limit the volume of fixed rate loans added to the portfolio in 1998 as part of Lebanon Citizens' ongoing management of interest rate risk. During 1998, an increasing number of borrowers opted to lock in low rates available through fixed rate products. To meet customer demand, the Bank continued to originate fixed rate real estate loans, however, most were immediately sold in the secondary market to Freddie Mac. Commercial loans increased as result of several significant new credit relationships.

In 1998, Lebanon Citizens sold real estate in Waynesville associated with the consolidation of its branch operations in that community. The $33 thousand gain realized on the sale in 1998 is included in Other Operating Income in the Statements of Income. Expenditures for premises and equipment in 1998 included approximately $600 thousand in renovations to branch offices and $383 thousand for equipment purchases and data processing systems upgrades.

Deposits

Total deposits of $391.6 million at December 31, 1999 increased $4.6 million, or 1.2%, from December 31, 1998. Demand and NOW deposits remained relatively constant from December 31, 1998 to December 31, 1999 and Money fund and savings deposits increased $4.2 million. Other time deposits declined by $8.0 million as Lebanon Citizens continued to allow its higher cost retail deposit products to run-off. Certificates greater than $100 thousand increased by $8.1 million due to an increase in demand for time deposits by public institutions having investable funds.

Deposits increased $9.6 million, or 2.6%, to $387.0 million at December 31, 1998, from $377.4 million at the close of 1997. Of this increase, noninterest-bearing demand deposits were $8.4 million or 20.3% greater than at year end 1997 and interest bearing deposits were up $1.2 million or .4%, net of a decrease in time deposits of $19.9 million. Lebanon Citizens' strategy was to competitively price deposit products in the markets served with an emphasis on growing its lower-priced core deposits products.

Liquidity

Liquidity is the ability to have funds available at all times to meet the commitments of Lebanon Citizens. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Lebanon Citizens does not solicit brokered deposits as a funding source. The liquidity of Lebanon Citizens is enhanced by the fact that 85% of total deposits at December 31, 1999 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At December 31, 1999, Lebanon Citizens' liquid assets amounted to $134.4 million or 31% of total gross assets, down from $143.7 million or 33% at December 31, 1998. Secondary sources of liquidity include Lebanon Citizens' ability to sell loan participations and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is Management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Loans to deposits increased to 73% at December 31, 1999, from 69% at December 31, 1998. Lebanon Citizen's experienced no liquidity or operational problems as a result of the current liquidity levels.

Capital Resources

As of December 31, 1999, Lebanon Citizens had no material commitments for capital expenditures. Commitments to extend credit at December 31, 1999, amounted to $52.2 million and standby letters of credit totaled $5.8 million and are more fully described in Note 9 to Lebanon Citizens' Financial Statements. Since many of the commitments to lend may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Scheduled repayments of existing loans and maturities of investment securities are expected to provide the necessary funds.

LCNB Corp. and Lebanon Citizens are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in Lebanon Citizens' assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. A summary of the regulatory capital of LCNB Corp. and Lebanon Citizens at December 31 follows ($000's):

	1999		1998
	LCNB	Lebanon	Lebanon
	Corp.	Citizens	Citizens

Regulatory Capital:
Shareholders' equity	$ 42,987	37,875	42,199
Goodwill and other intangibles	(4,710)	(4,710)	(5,321)
Net unrealized securities losses (gains)	1,298 ----------	1,298 ---------	(646) --------
	39,575	34,463	36,232
Tier 1 risk-based capital:
Eligible allowance for loan losses	2,000 ----------	2,000 ----------	2,000 -----------
Total risk-based capital	$ 41,575 ======	36,463 ======	38,232 ======

Capital Ratios:
Total risk-based	15.3%	13.6%	15.1%
Tier 1 risk-based	14.6%	12.8%	14.3%
Tier 1 leverage	9.1%	7.9%	8.6%

The FDIC, the insurer of deposits in financial institutions, has adopted a risk-based insurance premium system based in part on an institution's capital adequacy. Under this system, a depository institution is required to pay successively higher premiums depending on its capital levels and its supervisory rating by its primary regulator. It is management's intention to maintain sufficient capital to permit Lebanon Citizens to maintain a "well capitalized" designation (the FDIC's highest rating).

Year 2000 Compliance

LCNB Corp. experienced no difficulties resulting from Y2K in the date transition at year-end 1999. Lebanon Citizens' testing and preparation for Y2K included future dates beyond December 31, 1999. Management anticipates no difficulties from future date changes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk for Lebanon Citizens is primarily interest rate risk. Lebanon Citizens attempts to mitigate this risk through asset/liability management strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates. Lebanon Citizens does not use derivatives such as interest rate swaps, caps or floors to hedge this risk. Lebanon Citizens has not entered into any market risk instruments for trading purposes. Lebanon Citizens' Asset and Liability Management Committee ("ALCO") primarily uses Interest Rate Sensitivity Gap Analysis, also known as repricing mismatch analysis, for measuring and managing interest rate risk.

Interest Rate Sensitivity Gap Analysis

A traditional gap analysis, provides a point-in-time measurement of the relationship between the amounts of interest rate sensitive assets and liabilities in a given time period. An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If liabilities mature or reprice more quickly or to a greater extent than assets, net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. Conversely, if liabilities mature or reprice more slowly or to a lesser extent than assets, net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. ALCO strives to maintain a range for the relationship of rate sensitive assets to rate sensitive liabilities for gap analysis purposes of from 75 to 125 percent for the one-year and two- to four-year periods.

Table 1 reflects Lebanon Citizens' gap analysis at December 31, 1999. The amounts reported in the table are the principal cash flows of rate sensitive assets and liabilities by expected maturity or repricing timeframe. Also presented is the related weighted average interest rate. Fixed rate real estate mortgage loans and mortgage-backed securities are allocated to the various maturity / repricing periods based on contractual maturities adjusted for expected prepayments under the current market interest rate environment. Deposit liabilities without contractual maturities such as NOW and savings accounts are allocated to the various repricing periods based on an analysis of forecasted account run-off that takes into consideration the relatively stable nature of these core deposits. The gap analysis indicates that Lebanon Citizens' earnings are sensitive to the repricing of liabilities in the first year, sensitive to repricing of assets in the second through the fourth year, and liability sensitive thereafter. The aggregate ratio of rate sensitive assets to rate sensitive liabilities is 66.26% for the first year and 179.11% for years two through four. With the current relatively low market interest rate environment, management believes the ratios for the one year and four year time frames do not expose Lebanon Citizens' net interest income to significant risk.

			Table 1
		Expected Maturity / Repricing

	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value

- ASSETS -
Loans: (1)
Fixed rate	36,907	26,594	25,233	21,140	15,529	59,724	185,127	176,029
Average interest rate	8.99%	8.62%	8.42%	8.26%	8.18%	8.19%

Variable rate	42,588	16,063	11,210	6,952	18,424	6,883	102,120	102,120
Average interest rate	8.88%	7.69%	7.72%	7.97%	7.22%	7.90%

Securities available for sale (2)	26,988	12,788	11,611	10,792	6,495	38,206	106,880	105,558
Average interest rate (3)	6.14%	6.00%	5.88%	5.89%	6.11%	6.05%

Federal funds sold	5,300	-	-	-	-	-	5,300	5,300
Average interest rate	5.38%

Interest-bearing deposits in banks	5,492	-	-	-	-	-	5,492	5,492
Average interest rate	5.10%
	---------	--------	--------	--------	--------	----------	----------	----------
Total earning assets	117,275	55,445	48,054	38,884	40,448	104,813	404,919 ======	394,499 =========
Average interest rate	7.95%	7.75%	7.64%	7.55%	7.41%	7.39%

- LIABILITIES -
NOW and money fund	16,484	5,023	5,023	5,023	5,023	40,862	77,438	76,738
Average interest rate	2.06%	2.06%	2.85%	2.85%	2.85%	2.39%

Savings	21,734	8,157	8,157	8,157	8,157	26,829	81,191	81,191
Average interest rate	3.37%	3.37%	3.37%	3.37%	3.37%	3.37%

IRA's:
Fixed rate	8,230	3,940	1,834	1,345	1,214	1,584	18,147	18,031
Average interest rate	5.53%	5.35%	5.84%	5.53%	6.12%	6.33%

Variable rate	11,836	-	-	-	-	-	11,836	11,836
Average interest rate	5.17%

CD's over $100,000	39,673	3,670	621	1,194	200	-	45,357	45,085
Average interest rate	5.01%	5.26%	5.63%	5.79%	6.25%	-

CD's under $100,000	79,025	18,956	5,580	2,813	917	832	108,123	107,186
Average interest rate	4.94%	5.26%	5.74%	5.69%	5.58%	5.11%
	---------	--------	--------	--------	--------	---------	----------	----------
Total interest bearing liabilities	177,078	39,746	21,215	18,233	15,511	70,309	342,092 ======	340,067 =========
	4.54%	4.48%	3.96%	3.67%	3.33%	2.89%
Period gap	$ (59,803) =========	$ 15,699 =======	$ 26,839 ========	$ 20,651 =======	$ 24,937 =======	$ 34,504 ========
Cumulative gap	$ (59,803) =========	$ (44,104) ========	$ (17,265) ========	$ 3,386 =======	$ 28,323 =======	$ 62,827 ========

Ratio of rate sensitive
assets to rate sensitive
liabilities:
First twelve months	66.26%
Years two through four	179.11%
Thereafter	149.50%

(1) Excludes adjustments for deferred net origination costs
(2) At amortized cost.
(3) Rates for tax-exempt securities are adjusted to a taxable

Item 8 Financial Statements and Supplementary Data

- I N D E X -

PAGE
INDEPENDENT AUDITORS' REPORT
FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Shareholders
LCNB Corp. and Subsidiary
Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income and changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCNB Corp. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/J.D. Cloud & Co. LLP

Certified Public Accountants

January 12, 2000

LCNB CORP. and
LEBANON CITIZENS NATIONAL BANK
CONSOLIDATED BALANCE SHEETS
At December 31
($000's)

	1999	1998
ASSETS:
Cash and due from banks	$18,694	16,907
Federal funds sold	5,300	3,800
Total cash and cash equivalents	23,994	20,707

Interest-bearing deposits in banks	5,492	5,492
Federal Reserve Bank stock	647	647
Securities available for sale, at market value	104,911	123,040
Loans, net	285,608	265,057
Premises and equipment, net	8,228	8,102
Accrued income receivable	3,363	3,017
Intangibles	4,710	5,320
Other assets	2,026 ------------	777 -------------
TOTAL ASSETS	$438,979 =======	432,159 =======
LIABILITIES:
Deposits -
Demand	$49,552	49,972
NOW	55,512	54,910
Money fund	21,926	23,942
Savings	81,191	74,982
IRA	29,983	29,888
Certificates - $100,000 and over	45,357	37,252
Other time certificates	108,123 -------------	116,095 -------------
Total deposits	391,644	387,041
Accrued interest and other liabilities	4,348 -------------	2,919 --------------
TOTAL LIABILITIES	395,992 -------------	389,960 --------------
SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized
4,000,000 shares; issued and
outstanding 1,760,000 shares	10,560	10,560
Surplus	11,000	11,000
Retained earnings	22,725	19,993
Accumulated other comprehensive income,
net of taxes	(1,298) ------------	646 -------------
TOTAL SHAREHOLDERS' EQUITY	42,987 ------------	42,199 -------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$438,979 ========	432,159
The accompanying notes to financial statements are an integral part of these statements.
LCNB CORP.
and
LEBANON CITIZENS NATIONAL BANK
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31
($000's, except per share amounts)

	1999	1998	1997
INTEREST INCOME:
Interest and fees on loans	$22,743	23,047	21,385
Interest on federal funds sold	463	796	918
Interest on deposits in banks	281	289	239
Interest on Federal Reserve Bank stock	39	39	39
Interest on investment securities -
Taxable	4,914	4,612	4,354
Non-taxable	1,251 ----------	816 ---------	842 ----------
TOTAL INTEREST INCOME	29,691 ----------	29,599 ---------	27,777 ----------

INTEREST EXPENSE:
Interest on deposits -
Money fund and NOW accounts	1,912	1,706	1,616
Savings	2,382	1,769	1,741
IRA	1,608	1,737	1,680
Certificates - $100,000 and over	1,916	1,871	2,160
Other time certificates	5,420 -----------	6,949 ----------	7,101 ----------
Total interest on deposits	13,238	14,032	14,298
Interest on short-term borrowings	43 -----------	48 ----------	46 ----------
TOTAL INTEREST EXPENSE	13,281 ----------	14,080 ---------	14,344 ----------

NET INTEREST INCOME	16,410 -----------	15,519 ----------	13,433 ----------

PROVISION FOR LOAN LOSSES	208 ----------	191 ---------	291 ----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,202 -----------	15,328 ----------	13,142 ----------

NON-INTEREST INCOME:
Trust income	1,160	1,082	1,118
Service charges and fees	2,137	2,007	1,673
Net gain on sales of securities	20	234	-
Other operating income	102 ------------	132 ---------	183 ----------
TOTAL NON-INTEREST INCOME	3,419 ------------	3,455 ----------	2,974 ----------

NON-INTEREST EXPENSE:
Salaries and wages	4,742	4,366	3,690
Pension and other employee benefits	1,215	1,007	944
Equipment expenses	506	475	431
Occupancy expense - net	932	867	690
State franchise tax	581	578	535
Marketing	408	423	317
Intangible amortization	624	611	178
Other non-interest expense	2,750 -----------	2,583 ----------	2,118 ----------
TOTAL NON-INTEREST EXPENSE	11,758 -----------	10,910 ---------	8,903 ---------

INCOME BEFORE INCOME TAXES	7,863	7,873	7,213

PROVISION FOR INCOME TAXES	2,315 -----------	2,426 ----------	2,178 ----------

NET INCOME	$5,548 =======	5,447 ======	5,035 ======

Basic earnings per common share	$3.15 =======	3.09 ======	2.86 ======

Weighted average shares outstanding (000's)	1,760 =======	1,760 ======	1,760 ======

The accompanying notes to financial statements are an integral part of these statements.

LCNB CORP.

and

LEBANON CITIZENS NATIONAL BANK

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND

CHANGES IN SHAREHOLDERS' EQUITY

For the three years ended December 31, 1999

($000s, except per share amounts)

	Common Shares	Surplus		Retained Earnings	Accumulated Other Comprehensive Income		Total Shareholders' Equity	Comprehensive Income

Balance, January 1, 1997	$10,560	11,000		14,087	-		35,647

Net income				5,035			5,035	$ 5,035

Net unrealized gain on available-
for-sale securities (net of
taxes of $44)					86		86	86 --------

Total comprehensive income								5,121 =====

Cash dividends declared -
$1.20 per share				(2,112) ---------			(2,112) ---------

Balance, December 31, 1997	10,560	11,000		17,010	86		38,656

Net income				5,447			5,447	5,447

Transition adjustment for the effect of a change
effect of a change in
accounting principle					473		473	473

Net unrealized gain on available-
for-sale securities (net of
taxes of $124)					241		241	241

Reclassification adjustment for
net realized gain on sale of
available-for-sale securities
included in net income (net
of taxes of $80)					(154)		(154)	(154) --------

Total comprehensive income								6,007 =====

Cash dividends declared -
$1.40 per share	---------	---------	(2,464) ---------			(2,464) --------

Balance, December 31, 1998	10,560	11,000		19,993	646		42,199

Net income				5,548			5,548	5,548

Net unrealized loss on available-
for-sale securities (net of
taxes of $995)					(1,931)		(1,931)	(1,931)

Reclassification adjustment for
net realized gain on sale of
available-for-sale securities
included in net income (net of
taxes of $7)					(13)		(13)	(13) --------

Total comprehensive income								$3,604 =====

Cash dividends declared -
$1.60 per share				(2,816) ---------			(2,816) ---------

Balance, December 31, 1999	$10,560 ======	11,000 =====		22,725 =====	(1,298) =======		42,987 =====

The accompanying notes to financial statements are an integral part of these statements.

LCNB CORP.

and

LEBANON CITIZENS NATIONAL BANK

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended December 31

($000's)

	1999	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,548	5,447	5,035
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation, amortization and accretion	1,834	1,374	1,081
Provision for loan losses	208	191	291
Provision for deferred taxes	(87)	(51)	(62)
Realized gains on securities available for sale	(20)	(234)	-
Origination of mortgage loans for sale	(2,441)	(11,600)	(280)
Proceeds from sales of mortgage loans	2,443	11,707	285
(Increase) in income receivable	(346)	(28)	(503)
Increase (decrease) in interest payable	125	(110)	13
Increase (decrease) in other accrued expenses, net	(454) ----------	112 ----------	89 -----------
TOTAL ADJUSTMENTS	1,262 -----------	1,361 ----------	914 -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,810 ------------	6,808 -----------	5,949 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in banks	-	(1,492)	-
Proceeds from sales of securities available for sale	12,776	8,315	-
Proceeds from maturities of securities available for sale	45,603	10,201	1,076
Proceeds from maturities of securities held to maturity	-	32,010	32,666
Purchases of securities available for sale	(43,705)	(67,634)	(31,002)
Purchases of securities held to maturity	-	(4,474)	(12,642)
Net decrease (increase) in loans	(20,869)	3,086	(22,390)
Purchases of premises and equipment	(635)	(1,363)	(1,932)
Proceeds from certain asset sales	-	274	-
Net change due to acquisition of branch offices	- ------------	- -----------	32,757 ----------
NET CASH USED IN INVESTING ACTIVITIES	(6,830) ------------	(21,077) ----------	(1,467) ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	4,603	9,632	(3,331)
Net increase (decrease) in short-term borrowings	1,520	(2,553)	1,470
Cash dividends paid	(2,816) ------------	(2,464) ----------	(2,112) -----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	3,307 ------------	4,615 -----------	(3,973) -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,287	(9,654)	509

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,707 ------------	30,361 -----------	29,852 -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,994 =======	20,707 ======	30,361 ======
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
Interest	$13,156	14,190	14,331
Income taxes	2,698	2,245	2,261
NON-CASH TRANSFER OF SECURITIES FROM HELD-TO-
MATURITY TO AVAILABLE-FOR-SALE CLASSIFICATION	-	42,768	-

The accompanying notes to financial statements are an integral part of these statements.

LCNB CORP.

And

LEBANON CITIZENS NATIONAL BANK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the Company) was incorporated in December 1998. In the second quarter of 1999, each shareholder of Lebanon Citizens National Bank (the Bank) received ten common shares of the Company in exchange for each share of the Bank. Thereafter, the Company became a one-bank holding company with Lebanon Citizens National Bank its wholly-owned subsidiary. The Bank was founded in 1877 and provides full banking services, including trust services, to customers primarily in the southwestern Ohio area of Warren, Hamilton, Clermont, Clinton and Butler counties.

BASIS OF PRESENTATION-

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions are eliminated in consolidation. All prior period share and per share information has been restated to give effect to the ten-for-one exchange in the formation of the holding company.

USE OF ESTIMATES-

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

INVESTMENT SECURITIES-

Debt securities which the Company has the intent and ability to hold to maturity are reported at amortized cost. Debt securities classified as available for sale and all equity securities are reported at fair value with unrealized holding gains and losses reported net of income taxes as Accumulated Other Comprehensive Income, a separate component of shareholders' equity. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the level yield method. Realized gains or losses from the sale of securities are computed using the specific identification method. Federal Reserve Bank stock is restricted in marketability and value. It is reported at cost, which is its par value. Currently, the Bank does not hold any derivatives or conduct hedging activities.

LOANS AND ALLOWANCE FOR LOAN LOSSES-

Loans are stated at the principal amount outstanding, net of unearned income, deferred origination fees and costs, and the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on impaired loans is discontinued when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. Subsequent cash receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured. The current year's accrued interest on loans placed on nonaccrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for loan losses.

Loan origination fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of loan yields. These amounts are being amortized over the lives of the related loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loans are considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured by the present value of expected future cash flows using the loan's effective interest rate. Impaired collateral-dependent loans may be measured based on collateral value. Smaller-balance homogenous loans, including residential mortgage and consumer installment loans, are collectively evaluated for impairment.

PREMISES AND EQUIPMENT-

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on both the straight-line and accelerated methods over the estimated useful lives of the assets. Costs incurred for maintenance and repairs are expensed currently.

INTANGIBLE ASSETS-

Intangible assets representing the excess of the cost of acquired branch operations over the fair value of net tangible assets acquired is being amortized using the straight-line method over ten years. The Company periodically reviews intangible assets for possible impairment.

MARKETING EXPENSE-

Marketing costs are expensed as incurred.

EMPLOYEE BENEFITS-

The Bank has a noncontributory pension plan covering full-time employees. The retirement plan cost is made up of several components that reflect different aspects of the Bank's financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions.

INCOME TAXES-

Certain income and expenses are recognized in different periods for financial reporting than for purposes of computing income taxes currently payable. Deferred taxes are provided on such temporary differences between the financial reporting and tax bases of the related assets and liabilities.

STATEMENTS OF CASH FLOWS-

For purposes of reporting cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

EARNINGS PER SHARE-

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The Company's capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.

RECENT PRONOUNCEMENTS AND ACCOUNTING CHANGES-

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In most instances the standard, once adopted, precludes any held-to-maturity security from being designated as a hedged item. The Bank adopted SFAS No. 133 in the fourth quarter of 1998. To provide the flexibility in the future to designate securities as hedged items, the Bank recategorized its held-to-maturity securities as available for sale. The amortized cost and related unrealized net gain of the transferred securities was $42,768,000 and $716,000, respectively, at the date of transfer. This change in accounting principle had no effect on reported net income. Comprehensive income increased $473,000 after income taxes of $243,000.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" became effective in 1998. The nature of the Company's operations and its bank subsidiary are such that there are no additional disclosure requirements under SFAS No. 131.

NOTE 2 - ACQUISITION

On September 15, 1997, the Bank purchased three Ohio branch offices of KeyBank N.A. located in Waynesville, Oxford and Okeana. The transaction was accounted for as a purchase and, accordingly, the results of operations of the acquired branches prior to September 15, 1997 are excluded from the financial statements. All assets acquired and liabilities assumed were recorded at fair value. The Bank received $33 million in cash, $10 million in loans, $1 million in premises and furnishings, and total deposits of $50 million.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities at December 31 are summarized as follows ($000's):

		1999
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury notes	$6,511	7	36	6,482
U.S. Agency notes	30,750	-	823	29,927
U.S. Agency mortgage- backed securities	15,486	2	419	15,069
Corporate notes	17,179	41	162	17,058
Municipal securities:
Non-taxable	32,593	117	518	32,192
Taxable	4,361 ---------------	- ------------	178 -------------	4,183 ------------
	$106,880 ========	167 =======	2,136 ========	104,911 =========
		1998
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury notes	$28,152	239	-	28,391
U.S. Agency notes	23,134	156	100	23,190
U.S. Agency mortgage- backed securities	17,394	62	50	17,406
Corporate notes	24,318	91	33	24,376
Municipal securities	29,063 ------------	635 --------------	21 ---------------	29,677 ----------------
	$122,061 =======	1,183 ========	204 ========	123,040 =========

Contractual maturities of debt securities at December 31, 1999, were as follows ($000's). Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations.

	Amortized Cost	Market Value
Due within one year	$26,476	26,490
Due from one to five years	39,280	38,531
Due from five to ten years	20,105	19,318
Due after ten years	5,533 ----------	5,503 ----------
	91,394	89,842
U.S. Agency mortgage- backed securities	15,486 ----------	15,069 ---------
	$106,880 ======	104,911 ======

Gross gains realized on sales of securities available for sale were $26,000 and $234,000 for 1999 and 1998, respectively. Realized losses during 1999 amounted to $6,000. There were no realized losses during 1998. There were no sales of investment securities during 1997. Investment securities with a carrying value of $82,897,000 and $45,186,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS

Major classifications of loans at December 31 are as follows ($000's):

	1999	1998

Commercial and industrial	$26,348	20,640
Commercial, secured by real estate	56,671	53,907
Residential real estate	162,181	154,111
Consumer, excluding credit card	36,472	32,302
Agricultural	2,343	2,370
Credit card	2,764	2,574
Other loans	285	966
Lease financing	183	-
	----------	-----------
	287,247	266,870
Deferred net origination costs	361	187
	----------	-----------
	287,608	267,057
Allowance for loan losses	(2,000)	(2,000)
	----------	-----------
Loans-net	$285,608	265,057
	======	======

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying balance sheets. The unpaid principal balances of those loans at December 31, 1999 and 1998 were $15,379,000 and $14,747,000, respectively.

Changes in the allowance for loan losses were as follows ($000's):

	1999	1998	1997

BALANCE-BEGINNING OF YEAR	$ 2,000	2,200	2,000
Provision for loan losses	208	191	291
Charge offs	(272)	(418)	(122)
Recoveries	64 ---------	27 -------	31 --------
BALANCE-END OF YEAR	$2,000 =====	2,000 ====	2,200 =====

There were no nonaccrual loans at December 31, 1999 or 1998. Interest income that would have been recorded in 1999, 1998 and 1997 if loans on nonaccrual status at various times during the respective years had been current and in accordance with their original terms, was not material. At December 31, 1999 and 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Statement No. 114 was not material. The Bank is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of a deterioration in the financial position of the borrower.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows ($000's):

	1999	1998

Land	$1,870	1,550
Buildings	7,477	7,254
Equipment	6,723	6,635
	---------	--------
Total	16,070	15,439
Less-Accumulated depreciation	7,842	7,337
	----------	----------
Premises and Equipment-Net	$8,228	8,102
	=====	=====

Depreciation charged to income was $688,000 in 1999, $636,000 in 1998 and $565,000 in 1997.

Some of the Bank's branches and equipment are leased under agreements expiring at various dates through 2049. These leases are accounted for as operating leases. At December 31, 1999, required minimum annual rentals due in the future on noncancelable leases having terms in excess of one year aggregated $1,508,000. Minimum annual rentals for each of the years 2000 through 2004 are approximately $60,000. Rental expense for all leased branches and equipment amounted to $101,000 in 1999, $115,000 in 1998 and $104,000 in 1997.

NOTE 6 - DEPOSIT LIABILITIES

Contractual maturities of certificates of deposit at December 31, 1999 were as follows ($000's):

	Certificates	All other
	over $100,000	Certificates	Total
Year ending December 31
2000	$ 39,673	79,025	118,698
2001	3,669	18,956	22,625
2002	621	5,580	6,201
2003	1,194	2,813	4,007
2004	200	917	1,117
Thereafter	- --------------	832 -----------	832 ----------
	$45,357 =======	108,123 ======	153,480 ======

NOTE 7 - EMPLOYEE BENEFITS

The Bank's noncontributory defined benefit retirement plan covers all regular full-time employees. The benefits are based on years of service and the employee's highest average compensation during five consecutive years. Pension costs are funded based on the Plan's actuarial cost method and are limited to amounts currently deductible for federal income tax purposes.

The components of net periodic pension cost are summarized as follows ($000's):

	1999	1998	1997

Service cost	$378	279	232
Interest cost	182	157	154
Expected return on Plan assets	(161)	(140)	(134)
Amortization of unrecognized transition obligation	17	17	17
Recognized net actuarial loss (gain)	(13) -------	43 -------	50 -------
Net periodic pension cost	$403 ====	356 ====	319 ====

A summary of the Plan's funded status and prepaid benefit cost, the latter included in Other Assets on the balance sheets, at December 31 follows ($000's):

	1999	1998
Change in projected benefit obligations

Projected benefit obligation at beginning of year	$3,308	3,040
Service cost	378	279
Interest cost	182	157
Actuarial losses (gains)	(79)	188
Benefits paid	(3) --------	(356) --------
Projected benefit obligation at end of year	3,786 --------	3,308 --------

Change in plan assets

Fair value of plan assets at beginning of year	2,880	2,646
Actual return on plan assets	133	111
Employer contribution	456	479
Benefits paid	(3) ---------	(356) ---------
Fair value of plan assets at end of year	3,466 ---------	2,880 ---------
Funded status	(320)	(428)
Unrecognized net actuarial loss	1,064	1,102
Unrecognized transition obligation	44 ----------	61 ----------
Prepaid benefit cost	$788 ======	735 ======

The Plan's assets are exclusively certificates of deposit with the Bank. In determining the actuarial present value of the projected benefit obligation, the following assumptions were used:

	1999	1998

Assumed discount rate	5.50%	5.50%
Expected long-term rate of return on Plan assets	5.50%	5.50%
Rate of increase in future compensation levels	4.00%	4.00%

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation. The deferred compensation, with accrued interest, is distributable in cash after retirement or termination of employment. The amount of such deferred compensation at December 31, 1999 and 1998, was $324,000 and $235,000, respectively. The Bank also has a supplemental income plan which provides a covered employee an amount based on a percentage of average compensation, payable annually for ten years upon retirement. The projected benefit obligation included in other liabilities for this supplemental income plan at December 31, 1999 and 1998, is $70,000 and $51,000, respectively. The discount rate used to determine the present value of the obligation was 6.5% in 1999 and 1998. The service cost associated with this plan in each of the three years 1999, 1998 and 1997 was approximately $16,000. Interest costs were not material. Both of these plans are nonqualified and unfunded. Participation in each plan is limited to a select group of management.

NOTE 8 - INCOME TAXES

The provision for federal income taxes consists of ($000's):

	1999	1998	1997

Income taxes currently payable	$2,402 --------	2,477 ---------	2,290 -----------
Deferred income taxes resulting
from temporary differences-
Provision for loan losses	-	68	(68)
Loan origination fees-net	(33)	(73)	(35)
Pension and deferred compensation	(16)	12	(14)
Depreciation and amortization	(38) ---------	(58) ---------	5 -----------
Total deferred income taxes	(87) ---------	(51) --------	(112) -----------
Provision for income taxes	$2,315 =====	2,426 =====	2,178 ======

A reconciliation between the statutory income tax rate and the Bank's effective tax rate follows:

	1999	1998	1997

Statutory tax rate	34.0%	34.0	34.0
Increase (decrease) resulting from-
Tax exempt interest	(4.6)	(2.9)	(3.4)
Other-net	- ---------	( .3) ------	( .4) --------
Effective tax rate	29.4% =====	30.8 ===	30.2 =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Bank has not recorded a valuation reserve related to deferred tax assets. Deferred tax assets and liabilities at December 31 consist of the following ($000's):

	1999	1998
Deferred tax assets:
Allowance for loan losses	$522	522
Unrealized losses on securities available for sale	669	-
Amortization of intangibles	153 ------	83 --------
	1,344 ------	605 -------
Deferred tax liabilities:
Depreciation of premises and equipment	(175)	(144)
Unrealized gains on securities available for sale	-	(333)
Deferred loan fees	(161)	(193)
Pension and deferred compensation	(137) -------	(153) --------
	(473) -------	(823) --------
Net deferred tax	$871 ====	(218) ====

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract amount of those instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (thousands):

	1999	1998

Commitments to extend credit	$52,198	49,417
Standby letters of credit	5,783	5,357

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At December 31, 1999 and 1998, outstanding guarantees of $783,000 and $357,000, respectively, were issued to developers and contractors. These guarantees generally expire within one year and are fully secured. In addition, the Bank is a participant for the amount of $5 million in a letter of credit securing payment of principal and interest on a bond issue. This letter of credit will expire July 15, 2004, and is secured by an assignment of rents and the underlying real property.

The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

The Company and its subsidiary are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Bank has entered into related party transactions with various directors and executive officers. Such transactions originate in the normal course of the Bank's operations as a depository and lending institution. At December 31, 1999 and 1998, certain executive officers, directors and associates of such persons were indebted to the Bank directly or as guarantors in the aggregate amount of $3,576,000 and $3,280,000, respectively. During 1999, $1,208,000 in new loans were made; repayments totaled $912,000.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments as of December 31, were as follows ($000's):

	1999		1998
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS:
Cash and cash equivalents	$23,994	23,994	20,707	20,707
Interest-bearing deposits in banks	5,492	5,492	5,492	5,492
Federal Reserve Bank stock	647	647	647	647
Securities available for sale	104,911	104,911	123,040	123,040
Loans, net	285,608	278,149	265,057	264,439
FINANCIAL LIABILITIES:
Deposits	$391,644	390,221	387,041	388,176

The fair value of off-balance-sheet financial instruments at December 31, 1999 and 1998, was not material.

Fair values of financial instruments are based on various assumptions, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in actual transactions. In addition, because the required disclosures exclude certain financial instruments and all nonfinancial instruments, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank. The following methods and assumptions were used to estimate the fair value of certain financial instruments:

Cash and cash equivalents:
The carrying amounts presented are deemed to approximate fair value.

Interest-bearing deposits in banks:
Fair value is estimated for these certificates of deposit by discounting the future cash flows at current rates.

Investment Securities:
Fair values are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans:
Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits:
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

NOTE 12 - REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank. In 1999 and 1998, the Bank was required to maintain average reserve balances of $8,018,000 and $6,538,000, respectively.

Banks and holding companies must meet certain minimum capital requirements set by federal banking agencies. The minimum regulatory capital ratios are 8% for total risk-based, 4% for Tier 1 risk-based, and 4% for leverage. For various regulatory purposes, institutions are classified into categories based upon capital adequacy. The highest "well capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier 1 risk-based, and 5% for leverage. As of the most recent notification from their regulators, the Holding Company and Bank were categorized as "well-capitalized" under the regulatory framework for prompt corrective action. A summary of the regulatory capital of the Holding Company and Bank at December 31 follows ($000's):

	1999		1998
	Holding
	Company	Bank	Bank
Regulatory Capital:
Shareholders' equity	$42,987	37,875	42,199
Goodwill and other intangibles	(4,710)	(4,710)	(5,321)
Net unrealized securities losses (gains)	1,298 ------------	1,298 ------------	(646) --------------
Tier 1 risk-based capital	39,575	34,463	36,232
Eligible allowance for loan losses	2,000 -----------	2,000 -----------	2,000 -------------
Total risk-based capital	$41,575 =======	36,463 ======	38,232 =======
Capital Ratios:
Total risk-based	15.3%	13.6%	15.1%
Tier 1 risk-based	14.6%	12.8%	14.3%
Tier 1 leverage	9.1%	7.9%	8.6%

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank subsidiary. The payment of dividends is subject to restriction by regulatory authorities. For 2000, the restrictions generally limit dividends to the aggregate of net income for the year 2000 plus the retained net earnings for 1999 and 1998. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. Accordingly, future dividends may require the prior approval of the Comptroller of the Currency.

NOTE 13 - OTHER DEVELOPMENTS

On December 30, 1999, the Company and the shareholders of Dakin Insurance Agency, Inc. signed an Agreement and Plan of Merger whereby Dakin would become a wholly-owned subsidiary of LCNB Corp. Dakin is an independent insurance agency founded in 1876 and offers a wide range of insurance products for businesses and individuals in the Bank's primary market area. Under the terms of the Agreement, Dakin's shareholders will receive an aggregate of 16,000 shares of LCNB Corp. for all of the outstanding shares of the agency. The merger will qualify as a tax-free reorganization. The Company intends to account for the merger as a pooling of interests. The merger is expected to be completed during the first quarter of 2000.

NOTE 14 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp. (parent company only) follows ($000's):

Condensed Balance Sheets
December 31
1999
Assets:
Cash on deposit with subsidiary	$17
Corporate and municipal debt securities	4,969
Investment in subsidiary	37,875
Other assets	126 ----------
Total assets	$42,987 ======
Liabilities	$-
Shareholders' equity	42,987 ----------
Total liabilities and shareholders' equity	$42,987 ======
Condensed Statements of Income
Year ended December 31
1999
Income:
Dividends from subsidiary	$7,936
Interest	2 -----------
Total income	7,938 -----------
Expenses:
Amortization of organization costs	13
Other expense	1 -----------
Total expense	14 -----------
Income before income tax benefit and equity
in undistributed income of subsidiary	7,924
Income tax benefit	3
Equity in undistributed income (excess dividends)
of subsidiary	(2,379) ----------
Net income	$5,548 ======
Condensed Statements of Cash Flows
Year ended December 31
1999
Cash flows from operating activities:
Net income	$5,548 ======
Adjustments for non-cash items -
Equity in undistributed (income) excess
dividends of subsidiary	2,379
Amortization	13
Organization costs	(105)
Other, net	(5) ----------
Net cash provided by operating activities	7,830
Cash flows from investing activities:
Purchases of securities available for sale	(4,997)
Cash flows from financing activities:
Cash dividends paid	(2,816) -----------
Net change in cash	17
Cash at beginning of year	- ----------
Cash at end of year	$17 ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

PART III

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 18, 2000, dated March 18, 2000, are incorporated by reference into Part III.

Item 10. Directors and Executive Officers of the Registrant

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 18, 2000), relating to "Directors and Executive Officers of the Registrant", is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 18, 2000), relating to "Compensation of Directors and Executive Officers", is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 18, 2000), relating to "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 18, 2000), relating to "Certain Relationships and Related Transactions", is incorporated herein by reference.

Item 14. Exhibits, Financial Statements and Reports on 8-K

(a) 1. Financial Statements - See Index to Consolidated Financial Statements included in Item 8 of this Form 10-K.

2. Financial Statement Schedules.

None

3. Exhibits required by Item 601 Regulation S-K.

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation
3.2	Regulations(1)

10	Agreement of Merger and Plan of Reorganization by and among Dakin Insurance Agency, Inc., Shareholders of Dakin Insurance Agency, Inc., LCNB Corp. and Dakin Acquisition Corporation, dated December 30, 1999.

21	LCNB Corp. Subsidiaries

27.1 27.2	Financial Data Schedule for the Year Ended December 31, 1999. Restated Financial Data Schedule for the Year Ended December 31, 1998.

(1) Incorporated by reference to Registrant's Registration Statement on Form S-4, Exhibit 3.2, Registration No. 333-70913

(b) Reports on Form 8-K

There were two reports on Form 8-K filed with the SEC in 1999. A Form 8-K was filed on November 4, 1999 regarding the press release reporting the execution of a letter of intent to purchase Dakin Insurance Agency, Inc. Another Form 8-K was filed on January 6, 2000 regarding the press release reporting the Company's earnings for the year 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB CORP.

(Registrant)

By/s/ Stephen P. Wilson
President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Executive Vice President
/s/ Steve P. Foster	and Chief Financial Officer	February 22, 2000
Steve P. Foster
/s/ Sam Kaufman	Director	February 22, 2000
Sam Kaufman
/s/ William H. Kaufman	Director	February 22, 2000
William H. Kaufman
/s/ George L. Leasure	Director	February 22, 2000
George L. Leasure
/s/ James B. Miller	Director	February 22, 2000
James B. Miller
/s/ Corwin M. Nixon	Director	February 22, 2000
Corwin M. Nixon
/s/ Kathleen Porter Stolle	Director	February 22, 2000
Kathleen Porter Stolle
/s/ Howard E. Wilson	Director	February 22, 2000
Howard E. Wilson
/s/ Marvin E. Young	Director	February 22, 2000
Marvin E. Young