Form 10-Q
period 2000-03-31
LCNB CORP
filed 2000-04-28
CIK 1074902

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 2000

                       Commission file number  000-26121


                                  LCNB Corp.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             OHIO                                  31-1626393
--------------------------------         --------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)           Number)


              2 North Broadway, Lebanon, Ohio               45036
           ----------------------------------------      ----------
           (Address of principal executive offices)      (Zip Code)


                                (513) 932-1414
              ---------------------------------------------------
	(Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of April 28, 2000, was 1,775,942 shares.

                                   LCNB Corp.

INDEX


                                                                        Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Balance Sheets -
                 March 31, 2000, and December 31, 1999 . . . . . . . . . 1

               Consolidated Statements of Income -
                 Three Months Ended March 31, 2000
                 and 1999. . . . . . . . . . . . . . . . . . . . . . . . 2

               Consolidated Statements of Comprehensive
                 Income and Changes in Shareholders' Equity -
                 Three Months Ended March 31, 2000 and the
                 Year Ended December 31, 1999. . . . . . . . . . . . . . 3

               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2000 and 1999. . . . . . . 4

               Notes to Consolidated Financial Statements . . . . . . . 5-6


      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations. . . . . 7-12


      Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risks. . . . . . . . . . . . . . . . . . . 12


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . 13

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . 13

      Item 3.  Defaults by the Company on its Senior Securities. . . . . 13

      Item 4.  Submission of Matters to a Vote of Security Holders . . . 13

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . 13

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 13

                        Part I - Financial Information
Item 1.  Financial Statements

                           LCNB Corp. and Subsidiary
                          Consolidated Balance Sheets
                                  (thousands)
                                                March 31,      December 31,
                                                  2000            1999
                                               (unaudited)         (a)
ASSETS:
 Cash and due from banks                       $ 14,807           18,694
 Federal funds sold                               2,700            5,300
                                                -------          -------
     Total cash and cash equivalents             17,507           23,994

 Interest-bearing deposits in banks               5,492            5,492
 Federal Reserve Bank stock                         647              647
 Securities available for sale, at
  market value                                  100,621          104,911

 Loans                                          295,966          287,608
   Less-allowance for loan losses                 2,000            2,000
                                                -------          -------
   Net loans                                    293,966          285,608

 Premises and equipment, net                      8,668            8,228
 Accrued income receivable                        3,102            3,363
 Intangible assets                                4,555            4,710
 Other assets                                     2,383            2,026
                                                ------           -------

     TOTAL ASSETS                              $436,941          438,979
                                                =======          =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                          $ 54,413           49,552
  Interest-bearing                              336,107          342,092
                                                -------          -------
    Total deposits                              390,520          391,644
 Accrued interest and other liabilities           2,916            4,348
                                                -------          -------
     TOTAL LIABILITIES                          393,436          395,992
                                                -------          -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  4,000,000 shares; issued and outstanding
  1,760,000 shares                               10,560           10,560
 Surplus                                         11,000           11,000
 Retained earnings                               23,391           22,725
 Accumulated other comprehensive
  (loss) income, net of taxes                    (1,446)          (1,298)
                                                -------          -------
     TOTAL SHAREHOLDERS' EQUITY                  43,505           42,987
                                                -------          -------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $436,941          438,979
                                                =======          =======

(a) Financial information as of December 31, 1999 has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                                    -1-

                           LCNB Corp. and Subsidiary
                       Consolidated Statements of Income
                        (In thousands except per share data)
                                    (unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                   2000          1999
INTEREST INCOME:
 Interest and fees on loans                     $ 6,179         5,487
 Interest on federal funds sold                      70           108
 Interest on deposits in banks                       70            69
 Interest on investment securities-
  Taxable                                         1,020         1,251
  Non-taxable                                       395           339
                                                  -----         -----
    TOTAL INTEREST INCOME                         7,734         7,254
                                                  -----         -----
INTEREST EXPENSE:
 Interest on deposits                             3,635         3,234
 Interest on short-term borrowings                   18             8
                                                  -----         -----
    TOTAL INTEREST EXPENSE                        3,653         3,242
                                                  -----         -----
    NET INTEREST INCOME                           4,081         4,012
PROVISION FOR LOAN LOSSES                            34            46
                                                  -----         -----
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                    4,047         3,966
                                                  -----         -----
NON-INTEREST INCOME:
 Trust income                                       275           215
 Service charges and fees                           497           502
 Net loss on sale of securities                     (14)            -
 Other operating income                              28            28
                                                  -----         -----
    TOTAL NON-INTEREST INCOME                       786           745
                                                  -----         -----
NON-INTEREST EXPENSE:
 Salaries and wages                               1,301         1,200
 Pension and other employee benefits                373           356
 Equipment                                          125           120
 Occupancy, net                                     248           254
 State franchise tax                                125           153
 Marketing                                          105           104
 Intangible amortization                            161           151
 Other                                              760           695
                                                  -----         -----
    TOTAL NON-INTEREST EXPENSE                    3,198         3,033
                                                  -----         -----
    INCOME BEFORE INCOME TAXES                    1,635         1,678
PROVISION FOR INCOME TAXES                          441           505
                                                  -----         -----
      NET INCOME                                $ 1,194         1,173
                                                  =====         =====
Basic earnings per common share                 $   .68           .67

Average shares outstanding (000's)                1,760         1,760


The accompanying notes to financial statements are an integral part of these statements.

                                    -2-

                               LCNB Corp. and Subsidiary
                      Consolidated Statements of Comprehensive Income
                          and Changes in Shareholders' Equity
                                      (thousands)
                                      (unaudited)
                                                          Accumulated
                                                             Other          Total
                               Common           Retained  Comprehensive  Shareholders'  Comprehensive
                               Shares  Surplus  Earnings      Income        Equity          Income
Balance January 1, 1999       $10,560   11,000    19,993        646         42,199

Comprehensive Income:

 Net income                                        5,548                     5,548           $5,548

 Net unrealized loss on
  available-for-sale securities
  (net of taxes of $995)                                     (1,931)        (1,931)          (1,931)

 Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 taxes of $7)                                                   (13)           (13)             (13)
                                                                                              -----
Total comprehensive income                                                                   $3,604
                                                                                              =====
Cash dividends declared
 ($1.40 per share)                                (2,816)                   (2,816)
                              ------    ------    ------      -----         ------
Balance December 31, 1999    $10,560    11,000    22,725     (1,298)        42,987


Comprehensive Income:

 Net income                                        1,194                     1,194           $1,194

 Net unrealized loss on
  available-for-sale securities
  (net of tax benefit of $81)                                  (157)          (157)            (157)

 Reclassification adjustment for
 net realized loss on sale of
 available-for-sale securities
 included in net income (net of
 tax benefit of $5)                                               9              9               9
                                                                                             -----
Total comprehensive income                                                                  $1,046
                                                                                             =====
Cash dividends declared
 ($.30 per share)                                   (528)                     (528)
                              ------    ------    ------     ------         ------
Balance March 31, 2000       $10,560    11,000    23,391     (1,446)        43,505
                              ======    ======    ======     ======         ======


The accompanying notes to financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiary
                     Consolidated Statements of Cash Flows
                                 (thousands)
                                 (unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                            2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,194       1,173
  Adjustments for non-cash items -
   Depreciation and amortization                              481         441
   Provision for loan losses                                   34          46
   Deferred taxes provision (benefit)                         (48)        115
   Realized loss on sales of securities                        14           -
   Origination of mortgage loans for sale                       -      (1,194)
   Proceeds from sales of mortgage loans                        -       1,194
   (Increase) decrease in income receivable                   261         (79)
   (Decrease) in interest payable and other
    accrued expenses, net                                    (136)       (592)
                                                           ------      ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES           1,800       1,104
                                                           ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                  7,181      19,160
 Proceeds from sales of securities available for sale       1,987         112
 Purchases of securities available for sale                (5,209)    (14,440)
 Net (increase) decrease in loans                          (8,521)      3,289
 Purchases of premises and equipment                         (614)       (149)
                                                           ------      ------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                (5,176)      7,972
                                                           ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) in deposits                                (1,124)     (4,642)
 Net (decrease) in short-term borrowings                   (1,459)       (233)
 Cash dividends paid                                         (528)       (440)
                                                           ------      ------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                (3,111)     (5,315)
                                                           ------      ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               (6,487)      3,761

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           23,994      20,707
                                                           ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $17,507      24,468
                                                           ======      ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                            $ 3,610       3,335
 Income taxes paid                                              -         169


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

Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB Corp.'s 1999 Form 10-K filed with the Commission.


NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. LCNB Corp.'s capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.


NOTE 3 - OTHER DEVELOPMENTS
On April 11, 2000 Dakin Insurance Agency, Inc. was acquired and became a wholly-owned subsidiary of LCNB Corp. Under the terms of the agreement, Dakin shareholders received 15,942 shares of LCNB Corp. common stock in a Private offering The transaction qualifies as a tax-free reorganization and will be accounted for using the pooling method of accounting.

The ability to complete this transaction is a result of the passage by Congress of the Graham, Leach, Bliley (GLB) Act, which became effective March 12, 2000. The GLB Act permits bank holding companies and national banks to own many types of non-banking subsidiaries such as insurance agencies and securities brokerage firms. The GLB Act allows a bank holding company to become a financial holding company and to make non-bank acquisitions. On February 4, 2000, LCNB filed a notice of election to become a financial holding company pursuant to the GLB Act, which election was approved by the Board of Governors of the Federal Reserve System on March 13, 2000 and effective April 11, 2000.

                                LCNB Corp. and Subsidiary


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


RESULTS OF OPERATIONS
LCNB Corp. earned $1.194 million for the three months ended March 31, 2000 compared to $1.173 million for the three months ended March 31, 1999. Earnings per share were $.68 for the first quarter of 2000, up 1% from the $.67 per share earned in the first quarter of 2000. Annualized performance ratios included a return on average assets of 1.10% and a return on average equity of 11.02%, compared with the same ratios for the first quarter of 1999 of 1.12% and 11.09%, respectively.


NET INTEREST INCOME
The table below presents net interest income, average balances and average rates.

                                                    Three Months Ended
                                                        March 31,
                                                     2000        1999
NET INTEREST INCOME (in thousands)
Book basis                                         $ 4,081       4,012
Tax equivalent adjustment                              134         130
                                                     -----       -----
Fully taxable basis                                $ 4,215       4,142
                                                     =====       =====

                                                    Three Months Ended
                                                        March 31,
                                                     2000        1999
AVERAGE BALANCES (in thousands)
Interest-earning assets                            $404,198     396,409
Interest-bearing liabilities                        339,391     333,909
                                                    -------     -------
Earning assets financed by
 noninterest-bearing funds                         $ 64,807      62,500
                                                    =======     =======
AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                       7.83%       7.47%
Cost of interest-bearing liabilities                   4.33        3.89
                                                       ----        ----
Interest rate spread                                   3.50        3.58
Contribution of noninterest-bearing
 funds                                                  .69         .61
                                                       ----        ----
Net interest margin                                    4.19%       4.19%
                                                       ====        ====

Net interest income on a fully taxable basis for the first quarter of 2000 totaled $4.215 million, up $73 thousand, or 2%, from the first quarter of 1999. The $73 thousand increase in net interest income was primarily due to a $7.8 million increase in average earning assets partially offset by a $6.0 million increase in average interest bearing liabilities.

The net interest margin of 4.19% in the first quarter of 2000 equaled the net interest margin for the first quarter of 1999. The yield on interest earning assets increased 36 basis points as a result of the increase in higher yielding assets, primarily commercial and real estate loans, as well as the general increase in market interest rates. The cost of average interest-bearing liabilities increased 44 basis points due to the general increase in market interest rates.

Average interest-earning assets totaled $404.2 million for the first quarter of 2000, up $7.8 million from the same period in 1999. The increase was primarily attributable to increases in the commercial, real estate and installment loan portfolios. Average interest-bearing liabilities totaled $339.3 million for the first quarter of 2000, up $5.5 million from the same period in 1999.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                      Quarter Ended
                                                        March 31,
                                                    2000         1999
                                                       (thousands)
Balance, beginning of period                      $ 2,000       2,000

Charge-offs                                            48          52
Recoveries                                             14           6
                                                    -----       -----
Net charge-offs                                        34          46
                                                    -----       -----
Provision for loan losses                              34          46
                                                    -----       -----
Balance, end of period                            $ 2,000       2,000
                                                    =====       =====

The following table sets forth information regarding the past-due, non-accrual and renegotiated loans of Lebanon Citizens at the dates indicated:

                                        March 31,      December 31,
                                          2000            1999
                                     -------------     ----------
                                              (thousands)
Loans accounted for on
 non-accrual basis                       $   -              -
Accruing loans which are
 past due 90 days or more                  341             68
Renegotiated loans                           0              -
                                           ---             --
     Total                               $ 341             68
                                           ===             ==

The increase in accruing loans which are past due 90 days or more is due to a $272 thousand commercial loan which has financially strong guarantors supporting the credit. It is anticipated the borrowers will pay the loan off in the second quarter of 2000.

NON-INTEREST INCOME
Non-interest income of $786 thousand increased $41 thousand, or 5.5% in the first quarter of 2000 compared to the first quarter of 1999. Trust income of $275 thousand increased $60 thousand, or 27.9%, from the first quarter of 1999 due to an increase in the market value of assets under management on which fees are based. Service charges and fees decreased $5 thousand due to a $69 thousand reduction in merchant credit card processing fees resulting from the exiting of the business in the fourth quarter of 1999. This decline was substantially offset by increases in bank card-related fee income and deposit account-related fees.

NON-INTEREST EXPENSE
Total non-interest expense increased $165 thousand, or 5.4%, in the first quarter 2000 compared with the first quarter 1999. The increase was due primarily to labor costs, including pension and other benefits, relating to salary increases. Other expenses increased as a result of the public filings required by the newly formed LCNB Corp. as well as acquisition efforts in the Dakin Insurance Company transaction. Additionally, other expenses increased as a result of incremental telecommunication charges related to upgrading of the branch communication system.


FINANCIAL CONDITION
The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                           CONDENSED AVERAGE BALANCE SHEETS
                                                     (thousands)
                                                For the quarter ended:
                                        March 31,  December 31,  September 30,
                                          2000         1999          1999
ASSETS
 Interest-earning:
  Interest-bearing deposits with banks  $  5,492       5,492         5,492
  Federal funds sold                       5,023      12,647         6,550

  Securities available for sale          103,515     106,406       113,475

  Loans                                  290,168     283,647       277,658
                                         -------     -------       -------
    Total interest-earning assets        404,198     408,192       403,175
                                         -------     -------       -------
Noninterest-earning:
  Cash and due from banks                 15,217      15,655        15,154
  All other assets                        18,467      17,419        17,448
  Allowance for credit losses             (2,002)     (2,006)       (2,003)
                                         -------     -------       -------
       Total assets                     $435,880     439,260       433,774
                                         =======     =======       =======
LIABILITIES
 Interest bearing:
  Interest-bearing deposits             $338,341     341,935       339,048
  Short-term borrowings                    1,050       1,078         1,072
                                         -------     -------       -------
    Total interest-bearing liabilities   339,391     343,013       340,120

Noninterest-bearing:
  Noninterest-bearing deposits            51,472      50,529        49,261
  All other liabilities                    1,789       1,558         1,274
                                         -------     -------       -------
       Total liabilities                 392,652     395,100       390,655

SHAREHOLDERS' EQUITY                      43,228      44,160        43,119
                                         -------     -------       -------
       Total liabilities and
        shareholders' equity            $435,880     439,260       433,774
                                         =======     =======       =======

Total average assets decreased $3.4 million in the first quarter of 2000 from the fourth quarter 1999. Although total average assets declined, average loans increased $6.5 million primarily due to continued growth in the real estate and indirect installment loan portfolios, as well as the commercial loan portfolio. Total average assets increased $1.3 million in the first quarter 2000 as compared to the third quarter 1999. Average loans outstanding, primarily real estate, commercial and indirect installment, grew by $15.5 million and investments declined by $10.0 million as LCNB Corp. continued to shift assets into the higher yielding loan portfolio. Average interest-bearing liabilities decreased $3.6 million from the fourth quarter of 1999. Average noninterest-bearing deposits remained relatively stable in the first quarter of 2000 when compared to the fourth quarter of 1999 but increased $2.2 million from the third quarter of 1999.


REGULATORY CAPITAL
Lebanon Citizens and LCNB Corp. are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders'equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in Lebanon Citizens' assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. A summary of the regulatory capital and capital ratios of LCNB Corp. follows:

                                              At                At
                                           March 31,       December 31,
                                             2000              1999
Regulatory Capital:
 Shareholders' equity                     $ 43,505            42,987
 Goodwill and other intangibles             (4,555)           (4,710)
 Net unrealized securities losses            1,446             1,298
                                            ------            ------
   Tier 1 risk-based capital                40,396            39,575

Eligible allowance for loan losses           2,000             2,000
                                            ------            ------
  Total risk-based capital                $ 42,396            41,575
                                            ======            ======
Capital Ratios:

Total risk-based                              15.8%             15.3%
Tier 1 risk-based                             15.1%             14.6%
Leverage                                       9.4%              9.1%

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Lebanon Citizens. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Lebanon Citizens does not solicit brokered deposits as a funding source. The liquidity of Lebanon Citizens is enhanced by the fact that 87% of total deposits at March 31, 2000 were core deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At March 31, 2000, Lebanon Citizens liquid assets amounted to $124 million or 28% of total gross assets, down from $134 million or 31% at December 31, 1999. Secondary sources of liquidity include Lebanon Citizens' ability to sell loan participations and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Loans to deposits were 76% and 73%, at March 31, 2000 and December 31, 1999, respectively. Lebanon Citizens experienced no liquidity or operational problems as a result of the current liquidity levels.


YEAR 2000 COMPLIANCE
LCNB Corp. experienced no difficulties resulting from Y2K in the date transition at year-end 1999 nor were any difficulties encountered within the first quarter of 2000. Lebanon Citizens' testing and preparation for Y2K included future dates beyond December 31, 1999. Management anticipates no difficulties from future date changes.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISKS
For a discussion of Lebanon Citizens' asset and liability management policies and gap analysis for the year ended December 31, 1999 see Item 7A, Quantitative and Qualitative Disclosures about Market Risks in the LCNB Corp. 1999 Form 10-K. There have been no material changes in Lebanon Citizens' market risks, which for Lebanon Citizens is primarily interest rate risk.

                          PART II.  OTHER INFORMATION

                           LCNB Corp. and Subsidiary


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K


    (a.) Exhibits

         Exhibit
           No.               Description
            2                Agreement and Plan of Merger by and among
                             Dakin Insurance Agency, Inc. shareholders of
                             Dakin Insurance Agency, Inc., LCNB Corp. and
                             Dakin Acquisition Corporation dated December 30,
                             1999.  Incorporated herein by reference to the
                             LCNB Corp. 1999 Form 10-K filed February 23,
                             2000.

           27                Financial Data Schedule for the Three Months
                             Ended March 31, 2000.

    (b.) There were two reports on Form 8-K filed with the SEC in 2000.  A
         Form 8-K was filed on January 6, 2000 regarding the press release reporting the Company's earnings for the year 1999. Another
         Form 8-K was filed on April 14, 2000 regarding the consummation of the merger with Dakin Insurance Agency, Inc. The press release announced the acquisition and the approval by the Board of Governors of the Federal Reserve System of LCNB Corp.'s filing to become a financial holding company pursuant to the Gramm-Leach-Bliley Act.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     LCNB Corp.
                                     Registrant



Date: April 28, 2000                 /s/Steve P. Foster
                                     --------------------
                                     Steve P. Foster
                                     Executive Vice President
                                     and Chief Financial Officer