Form 10-Q
period 2000-06-30
LCNB CORP
filed 2000-07-28
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 2000

                      Commission file number  000-26121

                                 LCNB Corp.
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

              OHIO                                    31-1626393
-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)           Number)


               2 North Broadway, Lebanon, Ohio             45036
           ----------------------------------------      ----------
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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of July 28, 2000, was 1,775,942 shares.

                                  LCNB Corp.

                                   INDEX

                                                                   Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets -
               June 30, 2000, and December 31, 1999 . . . . . . . . . 1

              Consolidated Statements of Income -
               Three and Six Months Ended June 30, 2000 and 1999  . . 2

              Consolidated Statements of Comprehensive
               Income and Changes in Shareholders' Equity -
               Year Ended December 31, 1999 and Six Months
               Ended June 30, 2000  . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2000 and 1999  . . . . . . . 4

              Notes to Consolidated Financial Statements .  . . . . . 5-6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . 7-13

Item 3.  Quantitative and Qualitative Disclosures
          about Market Risks . . . . . . . . . . . . . . . . . . . . .13


Part II.  Other Information

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 14

      Item 2.  Changes in Securities and Use of Proceeds  . . . . . . 14

      Item 3.  Defaults by the Company on its Senior Securities . . . 14

      Item 4.  Submission of Matters to a Vote of Security Holders  . 14

      Item 5.  Other Information  . . . . . . . . . . . . . . . . . . 14

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 14

Part I - Financial Information
Item 1.  Financial Statements

                             LCNB Corp. and Subsidiaries
                            Consolidated Balance Sheets
                     At June 30, 2000, and December 31, 1999
                                    (thousands)
                                                  June 30,    December 31,
                                                    2000          1999
                                                (unaudited)        (a)
ASSETS:
 Cash and due from banks                          $ 18,178        18,840
 Federal funds sold                                  1,200         5,300
                                                   -------       -------
   Total cash and cash equivalents                  19,378        24,140

 Interest-bearing deposits in banks                  5,492         5,492
 Federal Reserve Bank stock                            647           647
 Federal Home Loan Bank stock                          427             -
 Securities available for sale, at
  market value                                      94,312       104,911

 Loans                                             313,695       287,608
   Less-allowance for loan losses                    2,000         2,000
                                                   -------       -------
   Net loans                                       311,695       285,608

 Premises and equipment, net                        10,017         8,231
 Intangible assets                                   4,453         4,763
 Accrued income receivable                           3,295         3,363
 Other assets                                        2,223         2,083
                                                   -------       -------
     TOTAL ASSETS                                 $451,939       439,238
                                                   =======       =======
LIABILITIES:
 Deposits-
  Noninterest-bearing                             $ 53,930        49,477
  Interest-bearing                                 342,886       342,092
                                                   -------       -------
   Total deposits                                  396,816       391,569
 Accrued interest and other liabilities             10,963         4,982
                                                   -------       -------
     TOTAL LIABILITIES                             407,779       396,551
                                                   -------       -------

SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  4,000,000 shares; issued and outstanding
  1,775,942 shares                                  10,560        10,560
 Surplus                                            10,553        10,553
 Retained earnings                                  24,284        22,872
 Accumulated other comprehensive
  loss, net of taxes                                (1,237)       (1,298)
                                                   -------       -------
      TOTAL SHAREHOLDERS' EQUITY                    44,160        42,687
                                                   -------       -------
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $451,939       439,238
                                                   =======       =======

(a) Financial information as of December 31, 1999, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                                LCNB Corp. and Subsidiaries
                             Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)
                                    Three Months Ended      Six Months Ended
                                         June 30                 June 30
                                    ------------------      ----------------
                                      2000       1999        2000       1999
INTEREST INCOME:
 Interest and fees on loans          $6,402      5,571      12,581     11,058
 Interest on federal funds sold          32        103         102        211
 Interest on deposits in banks           74         70         144        139
 Interest on Federal Reserve stock       19         19          19         19
 Interest on investment securities-
  Taxable                               898      1,260       1,919      2,540
  Non-taxable                           420        312         815        622
                                      -----      -----      ------     ------
     TOTAL INTEREST INCOME            7,845      7,335      15,580     14,589
                                      -----      -----      ------     ------
INTEREST EXPENSE:
 Interest on deposits                 3,723      3,223       7,358      6,457
 Interest on borrowings                  84         19         108         31
                                      -----      -----      ------     ------
     TOTAL INTEREST EXPENSE           3,807      3,242       7,466      6,488
                                      -----      -----      ------     ------
     NET INTEREST INCOME              4,038      4,093       8,114      8,101
PROVISION FOR LOAN LOSSES                48         78          83        124
                                      ------     -----      ------     ------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       3,990      4,015       8,031      7,977
                                      -----      -----      ------     ------
NON-INTEREST INCOME:
 Trust income                           285        239         560        454
 Service charges and fees               523        524       1,020      1,026
 Net gain (loss) on sale of
  securities                              1         23         (13)        23
 Insurance agency commissions           235        218         415        579
 Other operating income                  32         29          62         60
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST INCOME        1,076      1,033       2,044      2,142
                                      -----      -----      ------     ------

NON-INTEREST EXPENSE:
 Salaries and wages                   1,425      1,294       2,837      2,788
 Pension and other employee benefits    337        301         741        678
 Equipment                              131        126         262        253
 Occupancy, net                         274        231         532        492
 State franchise tax                    117        155         242        308
 Marketing                               77         86         185        194
 Intangible amortization                162        154         325        307
 Other                                  746        709       1,529      1,429
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST EXPENSE       3,269      3,056       6,653      6,449
                                      -----      -----      ------     ------
     INCOME BEFORE INCOME TAXES       1,797      1,992       3,422      3,670
PROVISION FOR INCOME TAXES              505        530         945      1,035
                                      -----      -----      ------     ------
     NET INCOME                      $1,292      1,462       2,477      2,635
                                      =====      =====      ======     ======

Dividends declared per common share  $  .30        .25         .60        .50

Basic earnings per common share      $ 0.73       0.82        1.39       1.48

Average shares outstanding (000's)    1,776      1,776       1,776      1,776


The accompanying notes to financial statements are an integral part of these statements.

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Comprehensive Income
                          and Changes in Shareholders' Equity
                                      (thousands)
                                      (unaudited)
                                                           Accumulated
                                                             Other          Total
                               Common           Retained  Comprehensive  Shareholders'  Comprehensive
                               Shares  Surplus  Earnings      Income        Equity          Income
Balance January 1, 1999       $10,560   10,553    20,114        646         41,873

Comprehensive Income:
 Net income                                        5,574                     5,574           $5,574
 Net unrealized loss on
  available-for-sale securities
  (net of taxes of $995)                                     (1,931)        (1,931)          (1,931)
 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  taxes of $7)                                                  (13)           (13)             (13)
                                                                                              -----
Total comprehensive income                                                                   $3,630
                                                                                              =====
Cash dividends declared                           (2,816)                   (2,816)

                              ------    ------    ------     ------         ------
Balance December 31, 1999    $10,560    10,553    22,872     (1,298)        42,687

Comprehensive Income:
 Net income                                        2,477                     2,477           $2,477


 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $26)                                          52             52               52

 Reclassification adjustment for
  net realized loss on sale of
  available-for-sale securities
  included in net income (net of
  tax benefit of $4)                                              9              9                9
                                                                                              -----
Total comprehensive income                                                                   $2,538
                                                                                              =====
Cash dividends declared                           (1,065)                   (1,065)

                              ------    ------    ------     ------         ------
Balance June 30, 2000        $10,560    10,553    24,284     (1,237)        44,160
                              ======    ======    ======     ======         ======


The accompanying notes to financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                           Six Months Ended
                                                               June 30
                                                         ------------------
                                                            2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 2,477     2,635
 Adjustments for non-cash items -
  Depreciation and amortization                              981       809
  Provision for loan losses                                   83       124
  Deferred tax benefit                                       (98)      (25)
  Realized (gain) loss on sales of securities                 13       (23)
  Origination of mortgage loans for sale                       -    (2,324)
  Proceeds from sales of mortgage loans                        -     2,324
  (Increase) decrease in accrued income receivable            68      (283)
  Increase (decrease) in accrued interest and
   other accrued expenses, net                              (300)      175
                                                          ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          3,224     3,412
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                12,030    26,101
 Proceeds from sales of securities available for sale      3,988     8,674
 Purchases of securities available for sale               (5,517)  (28,581)
 Purchases of securities held to maturity                   (427)        -
 Net (increase) in loans                                 (26,393)   (6,681)
 Purchases of premises and equipment                      (2,131)     (565)
                                                          ------    ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (18,450)   (1,052)
                                                          ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                  5,247    (6,481)
 Net increase in short-term borrowings                     6,282         -
 Cash dividends paid                                      (1,065)     (880)
                                                          ------    ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       10,464    (7,361)
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS              (4,762)   (5,001)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          24,140    20,785
                                                          ------    ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $19,378    15,784
                                                          ======    ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 7,452     6,613
 Income taxes paid                                         1,014     1,345

NON CASH ADJUSTMENTS:
 Common shares purchased in exchange for a note payable  $     -       448

The accompanying notes to financial statements are an integral part of these statements.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
Effective May 18, 1999, Lebanon Citizens National Bank ("Lebanon Citizens"), was reorganized into a one-bank holding company structure. On April 11, 2000, LCNB Corp., the new consolidated holding company, elected to become a financial holding company pursuant to the Gramm-Leach-Bliley Act ("GLB
Act"). The GLB Act, which became effective March 12, 2000, permits bank holding companies and national banks to own many types of non-banking subsidiaries such as insurance agencies and securities brokerage firms. The GLB Act allows a bank holding company to become a financial holding company and to make non-bank acquisitions.

Substantially all of the assets, liabilities and operations of LCNB Corp. are attributable to its wholly-owned subsidiaries, Lebanon Citizens and its recently acquired Dakin Insurance Agency, Inc. (see Note 3). The accompanying unaudited consolidated financial statements include the accounts of LCNB Corp., Lebanon Citizens and Dakin Insurance Agency, Inc. ("Dakin"). The financial information prior to the reorganization consists of Lebanon Citizens and Dakin.

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

Results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB Corp.'s 1999 Form 10-K filed with the Commission.


NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. LCNB Corp.'s capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 3 - ACQUISITION
On April 11, 2000, Dakin was acquired and became a wholly-owned subsidiary of LCNB Corp. Under the terms of the agreement, Dakin shareholders received 15,942 shares of LCNB Corp. common stock in a private offering. The transaction qualifies as a tax-free reorganization and has been accounted for using the pooling method of accounting. Accordingly, the consolidated financial statements of LCNB Corp. have been restated to retroactively combine the financial statements of LCNB Corp. and Dakin as if the acquisition had occurred at the beginning of the earliest period presented.

The following table presents the revenues of Dakin included as a component of non-interest income, the net income of Dakin, and reconciles the net income and earnings per common share previously reported by LCNB Corp. to those items presented in the accompanying financial statements (thousands, except earnings per common share):
                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                    2000        1999          2000     1999
Dakin Insurance Agency, Inc.
  Revenues prior to acquisition   $    -         221          182       584
  Revenues since acquisition         238           -          238         -
                                   -----       -----        -----     -----
                                  $  238         221          420       584
                                   =====       =====        =====     =====

  Net income:
   Consolidated LCNB Corp.        $1,256       1,389        2,450     2,562
   Dakin Insurance Agency, Inc.       36          73           27        73
                                   -----       -----        -----     -----
                                  $1,292       1,462        2,477     2,635
                                   =====       =====        =====     =====

  Earnings per common share:
   As previously reported         $    -        0.79            -      1.46
   As restated                         -        0.82            -      1.48

                              LCNB Corp. and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARATIVE FINANCIAL INFORMATION
Effective May 18, 1999, Lebanon Citizens National Bank was reorganized into a one-bank holding company structure. On April 11, 2000, LCNB Corp, the new consolidated holding company, pursuant to the Gramm-Leach-Bliley Act, elected to become a financial holding company. Additionally, effective April 11, 2000, LCNB Corp. acquired Dakin. The transaction has been accounted for using the pooling method of accounting. Accordingly, the financial information included herein has been restated to retroactively combine the financial statements of LCNB Corp. and Dakin as if the acquisition had occurred at the beginning of the earliest period. Prior to May 18, 1999, the financial information presented represents the assets, liabilities and operations of Lebanon Citizens and Dakin. Comparative earnings per share information is presented on a pro forma basis.

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

RESULTS OF OPERATIONS
LCNB Corp. earned $1.292 million for the three months ended June 30, 2000 compared to $1.462 million for the three months ended June 30, 1999. Earnings per share were $.73 for the second quarter of 2000, compared with $.82 per share earned in the second quarter of 1999. Annualized performance ratios included a return on average assets of 1.19% and a return on average equity of 11.94%, compared with the same ratios for the second quarter of 1999 of 1.36% and 13.68%, respectively.

For the first six months of 2000 LCNB Corp. earned $2.477 million compared to $2.635 million for the first six months of 1999. Earnings per share were $1.39 in 2000, representing a 6% decline from the $1.48 per share earned the same period in 1999. Return on average assets was 1.14% for the first six months of 2000 and return on average equity was 11.52% for the same period. The comparable ratios for the first six months of 1999 were 1.24% and 12.43%, respectively.


NET INTEREST INCOME
The table below presents net interest income, average balances and average rates.

                                     Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                       2000       1999       2000        1999
NET INTEREST INCOME (in thousands)
 Book basis                         $4,038        4,093      8,114       8,101
 Tax equivalent adjustment             143          131        277         260
                                    ------        -----      -----       -----
 Fully taxable basis                $4,181        4,224      8,391       8,361
                                     =====        =====      =====       =====

                                     Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                       2000       1999       2000        1999
AVERAGE BALANCES (in thousands)
Interest-earning assets             $408,810    400,118    406,504     398,274
Interest-bearing liabilities         343,362    337,233    340,597     335,794
                                     -------    -------    -------     -------
Earning assets financed by
 noninterest-bearing funds          $ 65,448     62,885     65,907      62,480
                                     =======    =======    =======     =======

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets        7.86%      7.48%      7.84%      7.52%
Cost of interest-bearing liabilities    4.46       3.86       4.40       3.90
                                        ----       ----       ----       ----
Interest rate spread                    3.40       3.62       3.44       3.62
Contribution of noninterest-bearing
 funds                                   .71        .61        .71        .61
                                        ----       ----       ----       ----
Net interest margin                     4.11%      4.23%      4.15%      4.23%
                                        ====       ====       ====       ====

Net interest income on a fully taxable basis for the second quarter of 2000 totaled $4.181 million, down $43 thousand from the second quarter of 1999. The $43 thousand decrease in net interest income was primarily due to a 12 basis point decrease in the net interest margin, partially offset by a $8.7 million increase in average earning assets.

Net interest income for the first six months of 2000 totaled $8.391 million; up $30 thousand from the first six months of 1999. The $30 thousand increase was primarily due to an $8.2 million increase in average earning assets partially offset by an 8 basis point decrease in the net interest margin.

The net interest margin decreased from 4.23% in the second quarter of 1999 to 4.11% in the second quarter of 2000. This 12 basis point decrease was due in part to a 60 basis point increase in the cost of average interest-bearing liabilities, partially offset by a 38 basis point increase in the yield on average interest-earning assets. The increase in the cost of average interest-bearing funds resulted from a general increase in market interest rates. The increase in the yield on average interest-earning assets is due to higher yielding assets, primarily commercial, installment and real estate loans.

The net interest margin decreased from 4.23% in the first six months of 1999 to 4.15% in the first six months of 2000. This 8 basis point decrease resulted from a 50 basis point increase in the cost of interest-bearing liabilities partially offset by a 32 basis point increase in yield on interest-earning assets. These trends were attributable to the same factors as those noted in the quarterly net interest margin comparison above.


Average interest-earning assets totaled $408.8 million for the second quarter of 2000, up $8.7 million, or 2.2%, from the same period in 1999. The increase was primarily attributable to increases in commercial, real estate and installment loan portfolios. Average earning assets for the six-month period ended June 30, 2000 increased by $8.2 million when compared with the comparable period of 1999, primarily due to loan growth. Average interest-bearing liabilities totaled $343.4 million for the second quarter of 2000, up $6.1 million from the same period in 1999. Average interest-bearing liabilities totaled $340.6 million for the six months ended
June 30, 2000, an increase of $4.8 million from the six month period ended June 30, 1999.
                                 -8-

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                             Quarter Ended    Six Months Ended
                                                June 30,           June 30,
                                              2000     1999     2000      1999
                                               (thousands)        (thousands)
Balance, beginning of period               $2,000    2,000      2,000    2,000
                                            -----    -----      -----    -----
Charge-offs                                    59       88        107      140
Recoveries                                     11       10         24       16
                                            -----    -----      -----    -----
Net charge-offs                                48       78         83      124
                                            -----    -----      -----    -----

Provision for loan losses                      48       78         83      124
                                            -----    -----      -----    -----

Balance, end of period                     $2,000    2,000      2,000    2,000
                                           ======   ======     ======   ======

Of the total charge-offs so far in 2000, all $107,000 is attributable to consumer loans including $19,000 in credit cards. For the first six months of 1999, consumer loans charged off amounted to $126,000.

The following table sets forth information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                        June 30     December 31
                                         2000         1999
                                       --------    -----------
                                            (thousands)
Loan accounted for on
 non-accrual basis                      $271               -
Accruing loans which are
 past due 90 days or more                174              68
Renegotiated loans                         -               -
                                         ---              --
   Total                                $445              68
                                         ===              ==

The loan accounted for on a non-accrual basis consists of one commercial loan, which has financially strong guarantors supporting the credit. It is anticipated the borrowers will pay the loan off in the third quarter of 2000. The remaining accruing loans past due 90 days or more consist of commercial, real estate, and consumer credits.

NON-INTEREST INCOME
Non-interest income of $1,076 million increased $43 thousand, or 4.1% in the second quarter of 2000 compared to the second quarter of 1999. Trust income of $285 thousand increased $46 thousand, or 19%, from the second quarter of 1999 due to an increase in estate fees, as well as an increase in the market value of assets under management on which fees are based. Total service charges and fees were approximately equal to the second quarter of 1999.
This was due to a $54 thousand reduction in merchant credit card processing fees resulting from the exiting of the business in the fourth quarter of 1999, offset by increases in bank card-related fee income and deposit account related fees. Insurance agency commissions increased $17 thousand, or 9%, compared to the second quarter of 1999.

Non-interest income of $2,044 million in the first six months of 2000 decreased $98 thousand, or 4.6%, compared with the first six months in 1999. The decrease is due in part to a large commission earned in the first quarter of 1999 by Dakin, which did not recur in 2000. Also contributing to the decrease was a $13 loss on the sale of securities in 2000 compared with a $23 gain in the comparable six-month period in 1999. Total service charges netted to a slight decline due to the decline in merchant credit card processing, partially offset by an increase in deposit account related fees. The increase in trust income partially offset these decreases.

NON-INTEREST EXPENSE
Total non-interest expense increased $37 thousand, or 5.2%, in the second quarter 2000 compared with the second quarter 1999. The increase was due in part to labor costs, including pension and other benefits, relating to salary increases. Other expenses increased as a result of the public filings required by the newly formed LCNB Corp. as well as acquisition costs related to the Dakin merger. Additionally, other expenses increased as a result of increased volumes of ATM and credit card activity, as well as incremental telecommunication charges related to upgrading of the branch communication system. These other expense increases were partially offset by decreases related to merchant credit card processing. Lower marketing costs and state franchise taxes partially offset the overall increase in non-interest expenses.

Total non-interest expense increased $100 thousand, or 7.0%, in the six months ended June 30, 2000 compared with the first six months of 1999. The increase was primarily due to the same factors as noted above.

FINANCIAL CONDITION
The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                          CONDENSED AVERAGE BALANCE SHEETS
                                                   (thousands)
                                         2nd Qtr.    1st Qtr.       4th Qtr.
                                          2000        2000           1999
ASSETS
Interest-earning:
  Interest-bearing deposits with banks  $  5,492       5,492          5,492
  Federal funds sold                       2,037       5,023         12,647

  Securities available for sale           97,086     103,515        106,406

  Loans                                  304,195     290,168        283,647
                                         -------     -------        -------

Total interest-earning assets            408,810     404,198        408,192
                                         -------     -------        -------
Noninterest-earning:
  Cash and due from banks                 15,389      15,217         15,655
  All other assets                        18,037      18,467         17,419
  Allowance for credit losses             (2,001)     (2,002)        (2,006)
                                         -------     -------        -------
Total assets                            $440,235     435,880        439,260
                                         =======     =======        =======

LIABILITIES
Interest bearing:
  Interest-bearing deposits             $338,446     338,341        341,935
  Other borrowings                         4,916       1,447          1,487
                                         -------     -------        -------
Total interest-bearing liabilities       343,362     339,788        343,422

Noninterest-bearing:
  Noninterest-bearing deposits            52,183      51,339         50,272
  All other liabilities                    1,169       1,789          1,558
                                         -------     -------        -------
Total liabilities                        396,714     392,916        395,252

SHAREHOLDERS' EQUITY                      43,521      42,964         44,008
                                         -------     -------        -------

Total liabilities and shareholders'
  equity                                $440,235     435,880        439,260
                                         =======     =======        =======

Total average assets increased $4.4 million in the second quarter of 2000 from the first quarter and $1.0 million from the fourth quarter of 1999. The increase from the first quarter is primarily due to growth in real estate mortgage, commercial and installment loans as LCNB Corp. continues to shift assets into the higher yielding loan portfolio. The increase from the fourth quarter of 1999 is due to a $20.5 million, or 7.2%, increase in average loans partially offset by a reduction in federal funds sold and securities available for sale. Additionally, Lebanon expended $2.1 million in additions to premises and equipment in the six months ended June 30, 2000. These additions primarily related to the construction of two new branches opened in June 2000, which replaced branches existing in Oxford and Goshen, the remodeling of the Columbus Avenue branch and a new ATM at the Hamilton office location.

Average interest-bearing deposits were relatively equal to the first quarter of 2000 and decrease $3.5 million from the fourth quarter of 1999. Other borrowings increased $3.5 million in the second quarter from the first quarter due to $6 million in borrowings with the Federal Home Loan Bank in June and an increase in average funds purchased to fund loan growth and additions to premises and equipment. Average noninterest-bearing deposits increased $.8 million from the first quarter of 2000 and $1.9 million from the fourth quarter of 1999.

REGULATORY CAPITAL
Lebanon Citizens and LCNB Corp. are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB Corp.'s assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. A summary of the regulatory capital and capital ratios of LCNB Corp. follows:

                                             At                At
                                          June 30,         December 31,
                                            2000              1999
Regulatory Capital:
 Shareholders' equity                     $44,160             42,687
 Goodwill and other intangibles            (4,453)            (4,763)
 Net unrealized securities gains            1,237              1,298
                                           ------             ------
   Tier 1 risk-based capital               40,944             39,222


Eligible allowance for loan losses          2,000              2,000
                                           ------             ------
  Total risk-based capital                $42,944             41,222
                                          =======             ======

Capital Ratios:
Total risk-based                             15.1%              15.3%
Tier 1 risk-based                            14.4 %             14.6%
Leverage                                      9.5 %              9.1%

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Lebanon Citizens. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Lebanon Citizens does not solicit brokered deposits as a funding source. The liquidity of Lebanon Citizens is enhanced by the fact that 86% of total deposits at June 30, 2000 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At June 30, 2000, Lebanon Citizens liquid assets amounted to $119 million or 26.4% of total gross assets, down from $135 million or 30.6% at December 31, 1999. Secondary sources of liquidity include Lebanon Citizens' ability to sell loan participations, borrow funds from the Federal Home Loan Bank and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Loans to deposits were 79% and 73%, at June 30, 2000 and December 31, 1999, respectively. Lebanon Citizens experienced no liquidity or operational problems as a result of the current liquidity levels.

YEAR 2000 COMPLIANCE
LCNB Corp. experienced no difficulties resulting from Y2K in the date transition at year-end 1999 nor were any difficulties encountered within the first six months of 2000. Lebanon Citizens' testing and preparation for Y2K included future dates beyond December 31, 1999. Management anticipates no difficulties from future date changes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISKS
For a discussion of Lebanon Citizens' asset and liability management policies and gap analysis for the year ended December 31, 1999 see Item 3, Quantitative and Qualitative Disclosures about Market Risks in the recently filed Form S-4, as amended for the year ended December 31, 1999. There have been no material changes in Lebanon Citizens' market risks, which for Lebanon Citizens is primarily interest rate risk.

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

Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -

          On April 18, 2000, the Annual Meeting of the shareholders of
        LCNB Corp. was held. The following members of the Board of Directors of LCNB Corp. were elected as Class I directors for terms expiring at the Annual Meeting in 2003 by the votes indicated:

            Director               For          Against        Abstain
            --------              -----         -------        -------
        Stephen P. Wilson      1,505,725           0            31,460
        David S. Beckett       1,499,485           0            37,007
        Robert C. Cropper      1,536,885           0               300

          The following Class II and III members of the Board of Directors have terms expiring in 2001 and 2002: Marvin Young, Kathleen Porter Stolle, Corwin M. Nixon, George L. Leasure, William H. Kaufman, James B. Miller and Howard E. Wilson.

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

         Exhibit
           No.                         Description
           27.1                        Financial Data Schedule for
                                        the Six Months Ended
                                        June 30, 2000.
           27.2                        Restated Financial Data Schedule
                                        for the Six Months Ended June 30,
                                        1999


        b. On April 14, 2000, LCNB Corp. filed a Form 8-K with the Securities and Exchange Commission reporting the acquisition of Dakin Insurance Agency, Inc. and the issuance of a press release by LCNB Corp. announcing its election to become a financial holding company pursuant to the Gramm-Leach-Bliley Act.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LCNB Corp.
                                 Registrant


Date:  July 28, 2000             /s/Steve P. Foster
                                 ------------------------
                                 Steve P. Foster
                                 Vice President
                                 and Chief Financial Officer