Form 10-Q
period 2000-09-30
LCNB CORP
filed 2000-10-30
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                                 FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter ended September 30, 2000
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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of October 30, 2000, was 1,775,942 shares.

                                  LCNB Corp.
                                   INDEX
                                                                   Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets -
               September 30, 2000, and December 31, 1999  . . . . . . 1

              Consolidated Statements of Income -
               Three and Nine Months Ended September 30, 2000
               and 1999                                               2

              Consolidated Statements of Comprehensive
               Income and Changes in Shareholders' Equity -
               Year Ended December 31, 1999 and Nine Months
               Ended September 30, 2000   . . . . . . . . . . . . . . 3

              Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2000 and 1999  . . . . 4

              Notes to Consolidated Financial Statements . . . . . . 5-7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . 8-16

Item 3.  Quantitative and Qualitative Disclosures
          about Market Risks . . . . . . . . . . . . . . . . . . . . .16

Part II.  Other Information

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 17

      Item 2.  Changes in Securities and Use of Proceeds  . . . . . . 17

      Item 3.  Defaults by the Company on its Senior Securities . . . 17

      Item 4.  Submission of Matters to a Vote of Security Holders  . 17

      Item 5.  Other Information  . . . . . . . . . . . . . . . . . . 17

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 17

Part I - Financial Information
Item 1.  Financial Statements

                             LCNB Corp. and Subsidiaries
                            Consolidated Balance Sheets
                     At September 30, 2000, and December 31, 1999
                                    (thousands)
                                               September 30,   December 31,
                                                    2000          1999
                                                (unaudited)        (a)
ASSETS:
 Cash and due from banks                          $ 16,109        18,840
 Federal funds sold                                 10,825         5,300
                                                   -------       -------
   Total cash and cash equivalents                  26,934        24,140

 Interest-bearing deposits in banks                  5,492         5,492
 Federal Reserve Bank stock                            647           647
 Federal Home Loan Bank stock                          857             -
 Securities available for sale, at
  market value                                      85,826       104,911

 Loans                                             325,218       287,608
   Less-allowance for loan losses                    2,000         2,000
                                                   -------       -------
   Net loans                                       323,218       285,608

 Premises and equipment, net                        10,627         8,231
 Intangible assets                                   4,331         4,763
 Accrued income receivable                           3,459         3,363
 Other assets                                        1,588         2,083
                                                   -------       -------
     TOTAL ASSETS                                 $462,979       439,238
                                                   =======       =======
LIABILITIES:
 Deposits-
  Noninterest-bearing                             $ 52,890        49,477
  Interest-bearing                                 354,414       342,092
                                                   -------       -------
   Total deposits                                  407,304       391,569
 Accrued interest and other liabilities             10,278         4,982
                                                   -------       -------
     TOTAL LIABILITIES                             417,582       396,551
                                                   -------       -------

SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  4,000,000 shares; issued and outstanding
  1,775,942 shares                                  10,560        10,560
 Surplus                                            10,553        10,553
 Retained earnings                                  24,894        22,872
 Accumulated other comprehensive
  loss, net of taxes                                  (610)       (1,298)
                                                   -------       -------
      TOTAL SHAREHOLDERS' EQUITY                    45,397        42,687
                                                   -------       -------
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $462,979       439,238
                                                   =======       =======

(a) Financial information as of December 31, 1999, has been derived from the audited, consolidated financial statements of the Registrant, as restated for the acquisition of Dakin Insurance Agency, Inc.

The accompanying notes to financial statements are an integral part of these statements.

                                LCNB Corp. and Subsidiaries
                             Consolidated Statements of Income
                            (In thousands except per share data)
                                       (unaudited)
                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                    ------------------      ----------------
                                      2000       1999        2000       1999
INTEREST INCOME:
 Interest and fees on loans          $6,733     5,785       19,314    16,843
 Interest on federal funds sold         161        83          263       294
 Interest on deposits in banks           71        71          215       210
 Interest on Federal Reserve and
  Federal Home Loan Bank stock            3         -           22        19
 Interest on investment securities-
  Taxable                               833     1,262        2,752     3,802
  Non-taxable                           382       315        1,197       937
                                      -----     -----       ------    ------
     TOTAL INTEREST INCOME            8,183     7,516       23,763    22,105
                                      -----     -----       ------    ------
INTEREST EXPENSE:
 Interest on deposits                 4,111     3,328       11,469     9,785
 Interest on borrowings                 112        17          220        48
                                      -----     -----       ------    ------
     TOTAL INTEREST EXPENSE           4,223     3,345       11,689     9,833
                                      -----     -----       ------    ------
     NET INTEREST INCOME              3,960     4,171       12,074    12,272
PROVISION FOR LOAN LOSSES                52        42          134       166
                                     ------     -----       ------    ------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       3,908     4,129       11,940    12,106
                                      -----     -----       ------    ------
NON-INTEREST INCOME:
 Trust income                           270       255          830       709
 Service charges and fees               517       578        1,537     1,604
 Net gain (loss) on sale of
  securities                              -         -          (13)       23
 Insurance agency commissions           217       190          632       769
 Other operating income                  28        25           90        85
                                      -----     -----       ------    ------
     TOTAL NON-INTEREST INCOME        1,032     1,048        3,076     3,190
                                      -----     -----       ------    ------

NON-INTEREST EXPENSE:
 Salaries and wages                   1,409     1,443        4,246     4,231
 Pension and other employee benefits    339       306        1,080       984
 Equipment                              169       141          431       394
 Occupancy, net                         276       224          807       716
 State franchise tax                    107       157          350       465
 Marketing                              112        84          297       278
 Intangible amortization                129       156          454       463
 Other                                  788       689        2,318     2,118
                                      -----     -----       ------    ------

     TOTAL NON-INTEREST EXPENSE       3,329     3,200        9,983     9,649
                                      -----     -----       ------    ------
     INCOME BEFORE INCOME TAXES       1,611     1,977        5,033     5,647
PROVISION FOR INCOME TAXES              468       578        1,413     1,613
                                      -----     -----       ------    ------
     NET INCOME                      $1,143     1,399        3,620     4,034
                                      =====     =====       ======    ======

Dividends declared per common share  $  .30       .25          .90       .75

Basic earnings per common share      $  .64       .79         2.04      2.27

Average shares outstanding (000's)    1,776     1,776        1,776     1,776

The accompanying notes to financial statements are an integral part of these statements.

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Comprehensive Income
                          and Changes in Shareholders' Equity
                                      (thousands)
                                      (unaudited)
                                                           Accumulated
                                                             Other          Total
                               Common           Retained  Comprehensive  Shareholders'  Comprehensive
                               Shares  Surplus  Earnings      Income        Equity          Income
Balance January 1, 1999       $10,560   10,553    20,114        646         41,873

Comprehensive Income:
 Net income                                        5,574                     5,574           $5,574
 Net unrealized loss on
  available-for-sale securities
  (net of taxes of $995)                                     (1,931)        (1,931)          (1,931)
 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  taxes of $7)                                                  (13)           (13)             (13)
                                                                                              -----
Total comprehensive income                                                                   $3,630
                                                                                              =====
Cash dividends declared                           (2,816)                   (2,816)

                              ------    ------    ------     ------         ------
Balance December 31, 1999    $10,560    10,553    22,872     (1,298)        42,687

Comprehensive Income:
 Net income                                        3,620                     3,620           $3,620

 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $350)                                        679            679              679
 Reclassification adjustment for
  net realized loss on sale of
  available-for-sale securities
  included in net income (net of
  tax benefit of $4)                                              9              9                9
                                                                                              -----
Total comprehensive income                                                                   $4,308
                                                                                              =====
Cash dividends declared                           (1,598)                   (1,598)
                              ------    ------    ------     ------         ------
Balance September 30, 2000   $10,560    10,553    24,894       (610)        45,397
                              ======    ======    ======     ======         ======


The accompanying notes to financial statements are an integral part of these statements.

                                 -3-

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                          Nine Months Ended
                                                            September 30
                                                          -----------------
                                                            2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 3,620     4,034
 Adjustments for non-cash items -
  Depreciation and amortization                            1,455     1,541
  Provision for loan losses                                  134       166
  Deferred tax benefit                                       (69)      (62)
  Realized (gain) loss on sales of securities                 13       (23)
  Origination of mortgage loans for sale                       -    (2,324)
  Proceeds from sales of mortgage loans                        -     2,324
  Increase in accrued income receivable                      (96)     (261)
  Increase (decrease) in accrued interest and
   other accrued expenses, net                               430      (461)
                                                          ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          5,487     4,934
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                21,446    32,320
 Proceeds from sales of securities available for sale      3,988     8,175
 Purchases of securities available for sale               (5,566)  (33,638)
 Purchases of securities held to maturity                   (857)        -
 Net increase in loans                                   (38,048)  (14,254)
 Purchases of premises and equipment                      (2,944)     (687)
                                                          ------    ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (21,981)   (8,084)
                                                          ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                      15,735    (1,436)
 Net increase (decrease) in short-term borrowings           (849)    2,283
 Net increase in long-term borrowings                      6,000         -
 Cash dividends paid                                      (1,598)   (1,320)
                                                          ------    ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       19,288      (473)
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               2,794    (3,623)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          24,140    20,785
                                                          ------    ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $26,934    17,162
                                                          ======    ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $11,291     9,838
 Income taxes paid                                         1,521     1,934

NON CASH ADJUSTMENTS:
 Common shares purchased in exchange for a note payable  $     -       448

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

Results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB Corp.'s 1999 Form 10-K filed with the Commission.

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

The following table presents the revenues of Dakin included as a component of non-interest income, the net income of Dakin, and reconciles the net income and earnings per common share previously reported by LCNB Corp. to those items presented in the accompanying financial statements (thousands, except earnings per common share):
                                   Three Months Ended      Nine Months Ended
                                      September 30,            September 30,
                                    2000        1999          2000     1999
Dakin Insurance Agency, Inc.
  Revenues prior to acquisition   $    -         193          182       777
  Revenues since acquisition         220           -          458         -
                                   -----       -----        -----     -----
                                  $  220         193          640       777
                                   =====       =====        =====     =====

  Net income:
   Consolidated LCNB Corp.        $1,120       1,405        3,569     3,967
   Dakin Insurance Agency, Inc.       23          (6)          51        67
                                   -----       -----        -----     -----
                                  $1,143       1,399        3,620     4,034
                                   =====       =====        =====     =====

  Earnings per common share:
   As previously reported         $    -        0.80            -      2.25
   As restated                         -        0.79            -      2.27


                          LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)
NOTE 4 - BORROWINGS

Accrued interest and other liabilities include the following short-term borrowings and long-term debt (thousands):
                                             September 30,    December 31,
                                                2000              1999
                                             ------------     ------------
   U.S. Treasury demand notes                $1,424                  -
                                              =====              =====
   Long-Term Debt:
    Federal Home Loan Bank notes             $6,000                  -
    Note payable to former shareholder
     of Dakin Insurance Agency, Inc.            368                403
                                              -----              -----
      Total                                  $6,368                403
                                              =====              =====

Maturities of long-term debt in the years ending December 31 are as follows:

                   2001         $   50
                   2002          2,053
                   2003             56
                   2004          2,060
                   2005          2,064

The Federal Home Loan Bank borrowings consist of three notes with two, four and five-year maturities and have a weighted average interest rate of 7%. Interest on the notes is payable monthly. The notes are collateralized by a blanket pledge of certain residential loans.

The note payable matures in 2006. Payments are due monthly at a nominal interest rate of 6%.

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

RESULTS OF OPERATIONS
LCNB Corp. earned $1.143 million for the three months ended September 30, 2000 compared to $1.399 million for the three months ended September 30, 1999. Earnings per share were $.64 for the third quarter of 2000, compared with $.79 per share earned in the third quarter of 1999. Annualized performance ratios included a return on average assets of 1.00% and a return on average equity of 10.19%, compared with the same ratios for the third quarter of 1999 of 1.28% and 12.99%, respectively.

For the first nine months of 2000 LCNB Corp. earned $3.620 million compared to $4.034 million for the first nine months of 1999. Earnings per share were $2.04 in 2000, representing a 10.1% decline from the $2.27 per share earned the same period in 1999. Return on average assets was 1.06% for the first nine months of 2000 and return on average equity was 11.04% for the same period. The comparable ratios for the first nine months of 1999 were 1.25% and 12.62%, respectively.

NET INTEREST INCOME
The table below presents net interest income, average balances and average rates.

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                     2000       1999       2000        1999
NET INTEREST INCOME (in thousands)
 Book basis                       $  3,960      4,171     12,074      12,272
 Tax equivalent adjustment             135        132        417         319
                                   -------    -------    -------     -------
 Fully taxable basis              $  4,095      4,303     12,491      12,591
                                   =======    =======    =======     =======

AVERAGE BALANCES (in thousands)
Interest-earning assets           $423,410    403,175    412,180     399,925
Interest-bearing liabilities       357,485    340,520    346,917     337,219
                                   -------    -------    -------     -------
Earning assets financed by
 noninterest-bearing funds        $ 65,925     62,655     65,263      62,706
                                   =======    =======    =======     =======

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets      7.82%      7.52%      7.84%      7.50%
Cost of interest-bearing
  liabilities                         4.70       3.90       4.50       3.90
                                      ----       ----       ----       ----
Interest rate spread                  3.12       3.62       3.34       3.60
Contribution of noninterest-
 bearing funds                         .73        .61        .71        .61
                                      ----       ----       ----       ----
Net interest margin                   3.85%      4.23%      4.05%      4.21%
                                      ====       ====       ====       ====

                                 -9-

Net interest income on a fully taxable basis for the third quarter of 2000 totaled $4.095 million, down $208 thousand from the third quarter of 1999. The $208 thousand decrease in net interest income was primarily due to a 38 basis point decrease in the net interest margin, partially offset by a $20.2 million increase in average earning assets.

Net interest income on a fully taxable basis for the first nine months of 2000 totaled $12.491 million; down $100 thousand from the first nine months of 1999. The $100 thousand decrease was primarily due to a 16 basis point decrease in the net interest margin, partially offset by a $12.3 million increase in average earning assets.

The net interest margin decreased from 4.23% in the third quarter of 1999 to 3.85% in the third quarter of 2000. This 38 basis point decrease was due in part to an 80 basis point increase in the cost of average interest bearing liabilities, partially offset by a 30 basis point increase in the yield on average interest-earning assets. The increase in the cost of average interest-bearing funds resulted from a general increase in market interest rates. The increase in the yield on average interest-earning assets is due to the same general increase in market rates, and to a change in the portfolio mix from investment securities to higher yielding assets, primarily commercial, installment and real estate loans.

The net interest margin decreased from 4.21% in the first nine months of 1999 to 4.05% in the first nine months of 2000. This 16 basis point decrease resulted from a 60 basis point increase in the cost of interest-bearing liabilities partially offset by a 34 basis point increase in yield on interest-earning assets. These trends were attributable to the same factors as those noted in the quarterly net interest margin comparison above.

Average interest-earning assets totaled $423.4 million for the third quarter of 2000, up $20.2 million, or 5.02%, from the same period in 1999. The increase was primarily attributable to increases in commercial, real estate and installment loan portfolios. Average earning assets for the nine-month period ended September 30, 2000 increased by $12.3 million when compared with the comparable period of 1999, primarily due to loan growth. Average interest-bearing liabilities totaled $357.5 million for the third quarter of 2000, up $17.0 million from the same period in 1999. Average interest-bearing liabilities totaled $346.9 million for the nine months ended September 30, 2000, an increase of $9.7 million from the nine-month period ended September 30, 1999. The increase in average interest bearing liabilities was attributable to $6.0 million of Federal Home Loan Bank long-term notes obtained in June, 2000. The balance was due to increases in deposit accounts.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                           Quarter Ended   Nine Months Ended
                                            September 30,     September 30,
                                           --------------  -----------------
                                            2000     1999    2000      1999
                                             (thousands)       (thousands)
Balance, beginning of period             $2,000    2,000     2,000    2,000
                                          -----    -----     -----    -----
Charge-offs                                  63       64       170      204
Recoveries                                   12       27        36       43
                                          -----    -----     -----    -----
Net charge-offs                              51       37       134      161
                                          -----    -----     -----    -----

Provision for loan losses                    51       42       134      166
                                          -----    -----     -----    -----

Balance, end of period                   $2,000    2,005     2,000    2,005
                                          =====    =====     =====    =====

Of the total charge-offs for the nine months ended September 30, 2000, all $170 thousand is attributable to consumer loans including $27 thousand in credit cards. For the first nine months of 1999, consumer loans charged off amounted to $204 thousand.

The following table sets forth information regarding the past-due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                     September 30  December 31
                                         2000         1999
                                     ------------  -----------
                                            (thousands)
Loan accounted for on
 non-accrual basis                      $175               -
Accruing loans which are
 past due 90 days or more                149              68
Renegotiated loans                         -               -
                                         ---              --
   Total                                $324              68
                                         ===              ==

                                 -11-

The loan accounted for on a non-accrual basis consists of one commercial loan, which has financially strong guarantors supporting the credit. The borrowers paid the loan off in October, 2000. The remaining accruing loans past due 90 days or more consist of real estate and consumer credits.

NON-INTEREST INCOME
Non-interest income of $1.032 million decreased $16 thousand, or 1.5% in the third quarter of 2000 compared to the third quarter of 1999. Trust income of $270 thousand increased $15 thousand, or 5.9%, from the third quarter of 1999 due to an increase in estate fees, partially offset by a decrease in the market value of assets under management on which fees are based. Total service charges and fees were approximately $61 thousand less than during the third quarter of 1999. This was primarily due to a $91 thousand reduction in merchant credit card processing fees resulting from the exiting of the business in the fourth quarter of 1999, partially offset by increases in bank card-related fee income and deposit account related fees. Insurance agency commissions increased $27 thousand, or 14.2%, compared to the third quarter of 1999.

Non-interest income of $3.076 million in the first nine months of 2000 decreased $114 thousand, or 3.6%, compared with the first nine months in 1999. The decrease is due in part to a large commission earned in the first quarter of 1999 by Dakin, which did not recur in 2000. Also contributing to the decrease was a $13 thousand loss on the sale of securities in 2000 compared with a $23 thousand gain in the comparable nine-month period in 1999. Total service charges and fees declined $67 thousand due to the decline in merchant credit card processing, partially offset by an increase in deposit account related fees. The increase in trust income partially offset these decreases.

NON-INTEREST EXPENSE
Total non-interest expense increased $129 thousand, or 4.0% in the third quarter 2000 compared with the third quarter 1999. Salaries and wages decreased $34 thousand primarily due to decreases in incentive compensation expense, partially offset by normal increases in salaries and wages. Pension and other employee benefits increased $33 thousand due to increases in medical, pension, and Medicare and social security tax matching. Equipment and occupancy expenses increased $28 thousand and $52 thousand, respectively. During 2000 LCNB constructed new offices in Goshen and Oxford and extensively remodeled the Columbus Avenue office in Lebanon. The increase in occupancy expense reflects increased costs due to the new and remodeled offices and an increase in rent expense for leased offices. The increase in equipment expense is primarily due to depreciation recognized on new furniture and equipment purchased for the new and remodeled offices. Grand opening celebrations for the Goshen and Columbus Avenue offices and for Dakin Insurance Co. contributed to the $28 thousand increase in marketing costs. Other non-interest expenses increased $99 thousand due to increased volumes of ATM and credit card activity, increased data processing costs, increased Federal Deposit Insurance Corporation premiums, and costs related to investigation of data processing software replacement. These increases in other non-interest expense were partially offset by decreases related to merchant credit card processing and certain printing and supply expense control initiatives. Lower state franchise taxes and intangible amortization partially offset the overall increase in non-interest expenses.

Total non-interest expense increased $334 thousand, or 3.5%, in the nine months ended September 30, 2000 compared with the first nine months of 1999. Despite the decrease during the third quarter, salaries and wages for the nine months ended September 30, 2000 were $15 thousand greater than for the comparable period in 1999 primarily due to normal increases in salaries and wages. Changes in other items were substantially due to the same factors described above.

FINANCIAL CONDITION
The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                          CONDENSED AVERAGE BALANCE SHEETS
                                                   (thousands)
                                         3rd Qtr.    2nd Qtr.       1st Qtr.
                                          2000        2000           2000
ASSETS
Interest-earning:
  Interest-bearing deposits with banks  $  5,492       5,492          5,492
  Federal funds sold                      10,207       2,037          5,023
  Securities available for sale           90,598      97,086        103,515
  Loans                                  317,113     304,195        290,168
                                         -------     -------        -------
Total interest-earning assets            423,410     408,810        404,198

Noninterest-earning:
  Cash and due from banks                 14,842      15,389         15,217
  All other assets                        19,313      18,037         18,467
  Allowance for credit losses             (2,002)     (2,001)        (2,002)
                                         -------     -------        -------
Total assets                            $455,563     440,235        435,880
                                         =======     =======        =======

LIABILITIES
Interest bearing:
  Interest-bearing deposits             $350,456     338,446        338,341
  Other borrowings                         7,029       4,916          1,447
                                         -------     -------        -------
Total interest-bearing liabilities       357,485     343,362        339,788
Noninterest-bearing:
  Noninterest-bearing deposits            51,703      52,183         51,339
  All other liabilities                    1,737       1,169          1,789
                                         -------     -------        -------
Total liabilities                        410,925     396,714        392,916

SHAREHOLDERS' EQUITY                      44,638      43,521         42,964
                                         -------     -------        -------
Total liabilities and shareholders'
  equity                                $455,563     440,235        435,880
                                         =======     =======        =======

                                 -13-

Total average assets increased $15.3 million in the third quarter of 2000 from the second quarter and $19.7 million from the first quarter of 2000. The increase from the second quarter is primarily due to growth in real estate mortgage, commercial and installment loans and to an increase in the amount of federal funds sold to other institutions. LCNB Corp. continues to shift assets into the higher yielding loan portfolio. The increase from the first quarter of 2000 is due to a $26.9 million, or 9.29%, increase in average loans and to an increase in federal funds sold.

Additionally, LCNB Corp. expended $2.9 million in additions to premises and equipment in the nine months ended September 30, 2000. These additions primarily related to the construction of two new branches opened in June 2000, which replaced branches existing in Oxford and Goshen, the remodeling of the Columbus Avenue branch and a new ATM at the Hamilton office location.

Average interest-bearing deposits increased $12.0 million and $12.1 million from the second and first quarters of 2000, respectively. LCNB offers a corporate sweep checking account that automatically sweeps excess funds into a designated, non-Bank owned mutual fund. During the third quarter, LCNB introduced a savings product that was priced competitively with the mutual funds. As a result, several large account holders chose the new deposit product, which accounts for most of the increase in interest-bearing deposits. Other borrowings increased $2.1 million in the third quarter from the second quarter due to $6 million in borrowings with the Federal Home Loan Bank in June. Average noninterest-bearing deposits decreased $0.5 million from the second quarter of 2000 and increased $0.4 million from the first quarter of 2000.

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

                                             At                At
                                        September 30,      December 31,
                                            2000              1999
Regulatory Capital:
 Shareholders' equity                     $45,397             42,687
 Goodwill and other intangibles            (4,331)            (4,763)
 Net unrealized securities gains              610              1,298
                                           ------             ------
   Tier 1 risk-based capital               41,676             39,222

Eligible allowance for loan losses          2,000              2,000
                                           ------             ------
  Total risk-based capital                $43,676             41,222
                                           ======             ======

Capital Ratios:
Total risk-based                            14.8%               15.3%
Tier 1 risk-based                           14.1%               14.6%
Leverage                                     9.2%                9.1%

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Lebanon Citizens. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Lebanon Citizens does not solicit brokered deposits as a funding source. The liquidity of Lebanon Citizens is enhanced by the fact that 84.8% of total deposits at September 30, 2000 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At September 30, 2000, Lebanon Citizens liquid assets amounted to $118 million or 25.5% of total gross assets, down from $135 million or 30.6% at December 31, 1999. Secondary sources of liquidity include Lebanon Citizens' ability to sell loan participations, borrow funds from the Federal Home Loan Bank and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Loans to deposits were 79.8% and 73.5%, at September 30, 2000 and December 31, 1999, respectively. Lebanon Citizens experienced no liquidity or operational problems as a result of the current liquidity levels.

YEAR 2000 COMPLIANCE
LCNB Corp. experienced no difficulties resulting from Y2K in the date transition at year-end 1999 nor were any difficulties encountered within the first nine months of 2000. Lebanon Citizens' testing and preparation for Y2K included future dates beyond December 31, 1999. Management anticipates no difficulties from future date changes.

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

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

         Exhibit
           No.                         Description
           27.1                        Financial Data Schedule for
                                        the Nine Months Ended
                                        September 30, 2000.
           27.2                        Restated Financial Data Schedule for
                                        the Nine Months Ended
                                        September 30, 1999

        b. On September 15, 2000, LCNB Corp. filed a Form 8-K with the Securities and Exchange Commission reporting the issuance of a letter containing financial information to its shareholders.

                                 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LCNB Corp.
                                 Registrant


Date: October 30, 2000           /s/Steve P. Foster
                                 --------------------------
                                 Steve P. Foster
                                 Vice President
                                 and Chief Financial Officer