Form 10-K
period 2000-12-31
LCNB CORP
filed 2001-02-21
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                    or

(    )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
and Exchange Act of 1934 for the Transition period from                 to
                                                        ---------------
----------------- Commission file number  000-26121
                                        -------------

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

                              (513) 932-1414
              ------------------------------------------------
              (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                       Name of each exchange
    Title of each class                 on which registered
   ---------------------              -----------------------
          None                                   None
   ---------------------              -----------------------

Securities registered pursuant to 12(g) of the Exchange Act:

                    Common stock, No Par Value
                   ----------------------------
                         (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  ( X )    No  (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) of this chapter is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  (   )

The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $37.875 per share on February 14, 2001. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $62,263,803.

As of February 20, 2001, was 1,775,942 common shares were issued and outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 17, 2001, dated March 17, 2001, are incorporated by reference into Part III.

                                   LCNB Corp.
                      For the year ended December 31, 2001
                                TABLE OF CONTENTS
                                                                   Page

PART I.

     Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . 3-16
     Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .17
     Item 3.  Legal proceedings. . . . . . . . . . . . . . . . . . .18
     Item 4.  Submission of matters to a vote of security holders. .18

Part II.

     Item 5.  Market for registrant's common equity and
               related stockholder matters . . . . . . . . . . . .19-20
     Item 6.  Selected financial data. . . . . . . . . . . . . . .20-21
     Item 7.  Management's discussion and analysis . . . . . . . .21-31
     Item 7A. Quantitative and qualitative disclosures about
               market risk . . . . . . . . . . . . . . . . . . . .31-34
     Item 8.  Financial statements and supplementary data. . . . . .35
     Item 9.  Changes in and disagreements with accountants
               and accounting and financial disclosures. . . . . . .35

Part III.

     Item 10. Directors and executive officers of the registrant . .36
     Item 11. Executive compensation. . . . . . . . . . . . . . . . 36
     Item 12. Security ownership of certain beneficial owners
               and management. . . . . . . . . . . . . . . . . . . .36
     Item 13. Certain relationships and related transactions . . . .36

PART IV.

     Item 14. Exhibits, financial statements and Reports on 8-K . . 37

Signatures . . . . . . .. . . . . . . . . . . . . . . . . . . . . 38-39


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


ORGANIZATION ACTIVITIES AND ACQUISTION

On May 18, 1999, Lebanon Citizens National Bank ("Lebanon Citizens") held a special shareholders meeting for the purpose of approving the reorganization of Lebanon Citizens into a one-bank holding company structure. The reorganization was approved and consummated immediately following the special meeting.

The reorganization was effected through the merger of Lebanon Citizens with and into LC Interim National Bank, a wholly owned subsidiary of the new bank holding company, LCNB Corp. Concurrent with the merger, LC Interim National Bank changed its name to "Lebanon Citizens National Bank" and is now operated as the wholly owned bank subsidiary of LCNB Corp. The consideration for the merger was ten shares of LCNB Corp. common stock for each share of Lebanon Citizens National Bank common stock held by the shareholders. Following the merger, all shareholders of Lebanon Citizens maintained the same stock ownership percentage in the holding company as they had in Lebanon Citizens. Following the merger, Lebanon Citizens National Bank's business continued unchanged with the same management and employees.

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

The Gramm-Leach-Bliley Act (the "Gramm-Leach Act"), known commonly as the "Financial Services Modernization Act", was signed into law on November 12, 1999 and became effective March 11, 2000. This new act, among other changes, effectively allows the creation of a new financial services holding company that can offer a full range of financial products and engage in expanded approved activities such as insurance and securities services. Pursuant to the Gramm-Leach Act, LCNB Corp. converted from a bank holding company to a financial holding company, effective as of April 11, 2000.

On April 11, 2000 LCNB Corp. acquired Dakin Insurance Agency, Inc. In order to facilitate the acquisition of Dakin Insurance Agency, Inc., LCNB Corp. formed Dakin Acquisition Corporation in November 1999, under the laws of the state of Ohio, as a wholly owned subsidiary of LCNB Corp. On the acquisition date, Dakin Acquisition Corporation merged with and into Dakin Insurance Agency, Inc. and Dakin Insurance Agency, Inc. became the surviving corporation (hereinafter the surviving company is referred to herein as "Dakin"). The Articles of Incorporation and Regulations of Dakin Acquisition Corporation became the governing documents of Dakin. At the consummation of the merger, the individual shareholders of Dakin Insurance Agency, Inc. exchanged all of their outstanding shares of Dakin Insurance Agency, Inc. for 15,942 shares of LCNB Corp. common stock. Following the merger, Dakin became a wholly owned subsidiary of LCNB Corp.

Dakin Insurance Agency, Inc. is a corporation organized under the laws of Ohio and has been an independent insurance agency in Lebanon, Ohio since 1876. Its primary office is at 20 East Mulberry Street, Lebanon, Ohio. Dakin Insurance Agency, Inc. is engaged in selling and servicing personal and commercial insurance products and annuity products and is regulated by the Ohio Department of Insurance. Since the acquisition date, Dakin has opened additional offices in Lebanon Citizens' Columbus Avenue, Waynesville, Springboro, Maineville, and Goshen offices.


DESCRIPTION OF LCNB CORP'S BUSINESS

General Description

LCNB Corp. is a $451 million locally owned bank holding company headquartered in Lebanon, Ohio. The predecessor of LCNB Corp., Lebanon Citizens National Bank, was formed as a national banking association in 1877. On May 18, 1999, Lebanon Citizens became a wholly owned subsidiary of LCNB Corp.

Lebanon Citizens' main banking office is located in Warren County, Ohio. Lebanon Citizens has 16 branch offices located in Warren, Butler, Clinton, Clermont, and Hamilton Counties, Ohio. Lebanon Citizens also operates a loan production office in Hamilton, Ohio. Lebanon Citizens currently plans to open a new full-service office at the corner of NW Washington Boulevard and Eden Park Drive, Hamilton, Ohio during the third quarter, 2001. In addition, Lebanon Citizens operates 25 automated teller machines (ATMs) in its market area.

Lebanon Citizens is a full service bank offering a wide range of commercial and personal banking services including commercial loans, real estate loans, construction loans, consumer loans, Small Business Administration loans, Visa and MasterCard credit cards and commercial leases. Other services offered include safe deposit boxes, night depositories, U.S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, automatic teller machines
(ATMs), cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer based cash management services, 24 hour telephone banking, PC Internet banking, and other services tailored for both individuals and businesses.

Lebanon Citizens' residential mortgage lending activities consist primarily of loans for purchasing personal residences, home equity loans, local lender loans, or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans plus indirect automobile loans.

Lebanon Citizens' range of deposit services include checking accounts, NOW accounts, savings accounts, Christmas and vacation savings, money market accounts, Classic 50 accounts (a Senior Citizen program), individual retirement accounts, certificates of deposit, and overdraft protection. Deposits of Lebanon Citizens are insured up to applicable limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

The Trust and Investment Management Division of Lebanon Citizens performs complete trust administrative functions and offers agency and trust services, retirement savings products, and mutual funds investment products to individuals, partnerships, corporations, institutions and municipalities.

Lebanon Citizens is not dependent upon any one significant customer or specific industry. Business is not seasonal to any material degree.

The address of the main office of Lebanon Citizens is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414. Its primary market area encompasses portions of Warren, Butler, Clinton, Clermont and Hamilton Counties.


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

Lebanon Citizens seeks to minimize the competitive effect of other financial corporations through a community banking approach that emphasizes direct customer access to Lebanon Citizens' president and other officers in an environment conducive to friendly, informed and courteous personal services. Management believes that Lebanon Citizens is well positioned to compete successfully in its primary market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities and, in the case of loans to commercial borrowers, relative lending limits.

Management believes the commitment of Lebanon Citizens to personal service,

innovation, and involvement in the communities and primary market areas it serves, as well as their commitment to quality community banking service, are factors that contribute to its competitive advantage.


Supervision and Regulation

LCNB Corp, as a financial holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Act requires the prior approval of the Federal Reserve Board for a bank or financial holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities.

On September 29, 1994, the Act was amended by the Interstate Banking and Branch Efficiency Act of 1994 which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment and interstate branching by acquisition and consolidation, effective June 1, 1997, in those states that have not opted out by that date.

The Gramm-Leach Act, which amended the Bank Holding Company Act of 1956 and other banking related laws, was signed into law on November 12, 1999. The Gramm-Leach Act repealed certain sections of the Glass-Steagall Act and substantially eliminated the barriers separating the banking, insurance, and securities industries. Effective March 11, 2000, qualifying bank holding companies could elect to become financial holding companies. Financial holding companies have expanded investment powers, including affiliating with securities and insurance firms and engaging in other activities that are "financial in nature or incidental to such financial activity" or "complementary to a financial activity." The Gramm-Leach Act defines "financial in nature" to include:

       a.  securities underwriting, dealing, and market making;
       b.  sponsoring mutual funds and investment companies;
       c.  insurance underwriting and agency;
       d.  merchant banking activities;
       e. other activities that the Federal Reserve Board, in consultation with and subject to the approval of the Treasury Department, determines are financial in nature.

Financial holding companies may commence the activities listed above or acquire a company engaged in any of those activities without additional approval from the Federal Reserve. Notice of the commencement or acquisition must be provided the Federal Reserve within thirty days of the start of the activity. Sixty days advance notice is required before the start of any activity that is "complementary to a financial activity."

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

Lebanon Citizens is subject to the provisions of the National Bank Act. Lebanon Citizens is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (OCC). Lebanon Citizens is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Under the Bank Holding Company Act of 1956, as amended, and under Regulations of the Federal Reserve Board pursuant thereto, a bank or financial holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

LCNB Corp. and Lebanon Citizens are also subject to the state banking laws of Ohio. Ohio adopted nationwide reciprocal interstate banking effective October, 1988. However, banking laws of other states may restrict branching of banks to other counties within the state and acquisitions or mergers involving banks and bank holding companies located in other states. Additionally, Dakin Insurance Agency, Inc. is subject to State of Ohio insurance regulations and rules and its activities are regulated by The State of Ohio Department of Insurance.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) covers an expanse of banking regulatory issues. FDICIA deals with the recapitalization of the Savings Association Insurance Fund, with deposit insurance reform including requiring the FDIC to establish a risk-based premium assessment system with a number of other regulatory and supervisory matters. Lebanon Citizens will be required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

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


Employees

As of December 31, 2000, LCNB Corp., Lebanon Citizens, and Dakin employed 203 full-time equivalent employees. LCNB Corp. is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within Lebanon Citizens' market area.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

LCNB Corp. and its subsidiaries do not have any offices located in foreign countries and they have no foreign assets, liabilities or related income and expense for the years presented.


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




                                                     Years ended December 31,
                                                     ------------------------
                                     2000                           1999                            1998
                                     ----                           ----                            ----
                          Average   Average   Interest    Average   Average   Interest    Average   Average   Interest
                       Outstanding  Yield/    Earned/  Outstanding  Yield/    Earned/  Outstanding  Yield/     Earned/
                          Balance    Rate      Paid       Balance    Rate      Paid       Balance    Rate       Paid
                                                           (Dollars in thousands)
Loans(1)                 $309,658    8.48%    $26,264    $273,273    8.32%    $22,743    $272,512     8.46%   $23,047
Federal funds sold          7,258    6.32         459       9,251    5.00         463      14,677     5.42        796
Deposits in banks           4,149    5.81         241       5,486    5.12         281       4,347     6.65        289
Federal Reserve
 Bank stock                   647    6.03          39         647    6.03          39         647     6.03         39
Federal Home Loan
 Bank stock                   418    7.42          31           -       -           -           -        -          -
Investment securities:
 Taxable                   67,100    5.28       3,542      83,592    5.88       4,914      75,374     6.12      4,612
 Non-taxable(2)            26,233    9.27       2,433      29,995    6.32       1,895      21,628     5.71      1,236
                          -------              ------     -------              ------     -------              ------
Total earning assets      415,463    7.95      33,009     402,244    7.54      30,335     389,185     7.71     30,019
Non-earning assets         33,707                          32,528                          30,570
Allowance for
 loan losses               (2,002)                         (2,004)                         (2,100)
                          -------                         -------                         -------
Total assets             $447,168                        $432,768                        $417,655
                          =======                         =======                         =======

Savings deposits         $ 84,156    3.82       3,217    $ 79,555    2.99       2,382      64,064     2.76      1,769
NOW and money fund         81,215    2.84       2,203      79,548    2.40       1,912      73,727     2.31      1,706
IRA and time
 certificates             178,842    5.64      10,081     178,541    5.01       8,944     192,873     5.47     10,557
Borrowings                  5,105    6.91         353       1,366    4.90          67       1,346     3.57         48
                          -------              ------     -------              ------     -------              ------
Total interest-bearing
 liabilities              349,318    4.57      15,954     339,010    3.92      13,305     332,010     4.24     14,080
                                               ------                          ------                          ------


Demand deposits            52,059                          49,076                          44,455
Other liabilities           1,527                           1,718                           1,194
Capital                    44,264                          42,964                          39,996
                          -------                         -------                          ------
Total liabilities
 and capital             $447,168                        $432,768                        $417,655
                          =======                         =======                         =======
Net interest rate
 spread(3)                           3.38                           3.62                              3.47

Net interest margin on
 a taxable equivalent
 basis(4)                            4.11     $17,055               4.23      $17,030                 4.10    $15,939
                                               ======                          ======                          ======
Ratio of interest-earning
assets to interest-bearing
liabilities                 118.94%                        118.65%                         117.22%

   (1) Include nonaccrual loans if any.
   (2) Income from tax-exempt securities is included in interest income on a taxable equivalent basis.
       Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%
   (3) The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
   (4) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.


The following table presents the changes in interest income and expense for each major category of interest-earning assets and interest-bearing liability and the amount of change attributable to volume and rate changes for the years indicated.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.
                              For the years ended December 31,
                              --------------------------------
                          2000 vs. 1999               1999 vs. 1998
                          -------------               -------------
                     Increase (decrease) due to   Increase (decrease) due to
                       Volume     Rate   Total     Volume    Rate     Total
                                      (Dollars in thousands)
Interest income
 attributable to:
Loans                  $3,079      442   3,521        66    (370)     (304)
Federal funds sold         18      (22)     (4)     (275)    (58)     (333)
Deposits in banks         (89)      49     (40)       67     (75)       (8)
Federal Reserve
  Bank stock                -        -       -         -       -         -
Federal Home Loan
  Bank stock               31        -      31         -       -         -
Investment securities:
  Taxable                (904)    (468) (1,372)      488    (186)      302
  Non-taxable(1)         (197)     735     538       516     143       659
                       ------    -----   -----     -----     ---     -----
Total Interest
  Income                1,938      736   2,674       862    (546)      316

Interest expense
 attributable to:
Savings deposits          144      691     835       456     157       613
NOW and money fund         41      350     391       138      68       206
IRA and time
  Certificates             15    1,122   1,137      (757)   (856)   (1,613)
Borrowings                249       37     286         1      18        19
                        -----    -----   -----     -----     ---     -----
Total Interest
  Expense                 449    2,200   2,649      (162)   (613)     (775)
                        -----    -----   -----     -----     ---     -----
Net Interest Income    $1,489   (1,464)     25     1,024      67     1,091
                        =====    =====   =====     =====     ===     =====

  (1) Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable equivalent yield basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:
                                              At December 31,
                                              ---------------
                                     2000          1999         1998
                                          (Dollars in thousands)
Securities available for sale:
U.S. Treasury notes                $ 3,018         6,482        28,391
U.S. Agency notes                   20,046        29,927        23,190
U.S. Agency mortgage-back
 Securities                         12,164        15,069        17,406
Corporate notes                      8,479        17,058        24,376
Municipal securities                38,799        36,375        29,677
                                    ------       -------       -------
    Total securities available
     for sale                       82,506       104,911       123,040
Federal Reserve Bank Stock             647           647           647
Federal Home Loan Bank Stock         1,741             -             -
                                    ------       -------       -------
    Total securities               $84,894       105,558       123,687
                                    ======       =======       ======

Contractual maturities of debt securities at December 31, 2000, were as follows. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations.

                                 Amortized      Market
                                    Cost         Value         Yield
                                 ---------      ------         -----
                                         (Dollars in thousands)
U.S. Treasury notes:
 Within one year                  $ 1,003         1,002          5.51%
 One to five years                  1,999         2,016          5.71%
 Five to ten years                      -             -             -%
 After ten years                        -             -             -%
                                   ------        ------          ----
   Total U.S Treasury notes       $ 3,002         3,018          5.64%
                                   ------        ------          ----
U.S. Agency notes:
 Within one year                  $ 3,267         3,263          5.55%
 One to five years                 14,013        14,003          5.91%
 Five to ten years                  2,862         2,780          5.82%
 After ten years                        -             -             -%
                                   ------        ------          ----
   Total U.S. Agency notes        $20,142        20,046          5.84%
                                   ------        ------          ----



Corporate notes:

 Within one year                  $ 4,503         4,505          6.21%
 One to five years                  4,205         3,974          6.17%
 Five to ten years                      -             -             -%
 After ten years                        -             -             -%
                                   ------        ------          ----
   Total Corporate notes          $ 8,708         8,479          6.19%
                                   ------        ------          ----
Municipal securities (1):
 Within one year                  $ 2,953         2,967          7.22%
 One to five years                 15,278        15,419          7.72%
 Five to ten years                 11,840        11,998          7.42%
 After ten years                    7,924         8,415          8.76%
                                   ------        ------          ----
   Total Municipal securities     $37,995        38,799          7.81%
                                   ------        ------          ----
U.S. Agency mortgage-backed
 securities                       $12,234        12,164          5.90%
                                   ------        ------          ----
                                  $82,081        82,506          6.79%
                                   ======        ======          ====

  (1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding those holdings of the securities portfolio in the U.S. Treasury securities and U.S. Government Agencies and Corporations, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholders' equity of LCNB Corp. at December 31, 2000.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:
                                              At December 31,
                                              ---------------
                                 2000     1999     1998     1997     1996
                                          (Dollars in thousands)
Commercial and industrial     $ 36,449   26,347   20,640   13,905    9,847
Commercial, secured by
 real estate                    59,043   56,671   53,907   51,088   49,094
Residential real estate        185,013  162,087  154,111  165,908  145,725
Consumer, excluding
 credit card                    40,860   36,402   32,302   35,167   29,855
Agricultural                     2,238    2,343    2,370    1,645    1,152
Credit card                      3,049    2,764    2,574    2,461    2,130
Other                              863      285      966      332       41
Lease Financing                  2,219      183        -        -        -
                               -------  -------  -------  -------  -------
    Total loans                329,734  287,082  266,870  270,506  237,844



Deferred costs (fees), net         705      526      187      (12)    (178)
                               -------  -------  -------  -------  -------
                               330,439  287,608  267,057  270,494  237,666
Allowance for loan losses       (2,000)  (2,000)  (2,000)  (2,200)  (2,000)
                               -------  -------  -------  -------  -------
    Loans, net                $328,439  285,608  265,057  268,294  235,666
                               =======  =======  =======  =======  =======

The following tables summarize the commercial and agricultural loan maturities and sensitivities to interest rate changes at December 31, 2000:
                                               (Dollars in thousands)
                                               ----------------------
Maturing in one year or less                          $42,591
Maturing after one year, but within five years         25,900
Maturing beyond five years                             29,239
                                                       ------
    Total commercial and agricultural loans           $97,730
                                                       ======
Loans repricing beyond one year:
  Fixed rate                                          $25,832
  Variable rate                                        29,307
                                                       ------
    Total                                             $55,139
                                                       ======


Risk Elements

The accrual of interest on impaired loans is discontinued when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. Subsequent cash receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for loan losses.

A summary of accruing loans past due 90 days or more at December 31, follows:
                                    Accrued loans past due 90 days
                                    ------------------------------
                                        (Dollars in thousands)
                                       2000                $111
                                       1999                  68
                                       1998                 374
                                       1997                  29
                                       1996                 182

There were no nonaccrual loans at December 31, for each of the years ended 1996 through 2000. Interest income that would have been recorded in each of the years 1996 through 2000 if loans on nonaccrual status at various times during the respective years had been current and in accordance with their original terms, was not material. For each of the years ended December 31, 1996 through 2000, the recorded investments in loans for which impairment has been recognized in accordance with SFAS Statement No.114 was not material. LCNB Corp. is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.


Summary of Loan Experience

The table summarizing the activity relating to the allowance for loan losses is included in Item 7, Management's Discussion and Analysis.

The following table presents the allocation of the allowance for loan loss.
                                            At December 31,
                               ---------------------------------------------
                               2000       1999      1998      1997      1996
                                         (Dollars in thousands)
Commercial                    $  381       304       286       622       162
Real Estate                        -         -         -         -         -
Consumer                         714       514       345       370       316
Credit Card                       40        38        48        26        31
Unallocated                      865     1,144     1,321     1,182     1,491
                               -----     -----     -----     -----     -----
    Total                     $2,000     2,000     2,000     2,200     2,000
                               =====     =====     =====     =====     =====

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
                                      At December 31,
                    ----------------------------------------------------
                    2000        1999        1998        1997        1996
Commercial         11.05%       9.17%       7.73%       5.14%       4.14%
Real Estate        74.02       76.19       77.96       80.22       81.91
Consumer           12.39       12.70       12.10       13.00       12.55
Credit Card         0.93        0.96        0.96        0.91        0.90
Other               1.61        0.98        1.25        0.73        0.50
                  ------      ------      ------      ------      ------
    Total         100.00%     100.00%     100.00%     100.00%     100.00%
                  ======      ======      ======      ======      ======
                                              -15-

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included at the beginning of the "Statistical Information" section.

The following table presents the contractual maturity of time deposits of
$100,000 or more at December 31, 2000:
                                     (Dollars in thousands)
                                     ----------------------
     Maturity within 3 months               $13,821
     After 3 but within 6 months              8,939
     After 6 but within 12 months             2,750
     After 12 months                         10,703
                                             ------
                                            $36,213
                                             ======


Return of Equity and Assets

The statistical information regarding the return on assets, return on equity, dividend payout ratio and equity to assets ratio is presented in Item 6,

Selected Financial Data.

Item 2.  Properties

Lebanon Citizens conducts its business from the following offices:


        Name of Office               Address
        --------------               -------
   1.  Main Office                 2 North Broadway
                                   Lebanon, Ohio 45036             Owned (1)
   2.  Auto Bank                   26 North Broadway
                                   Lebanon, Ohio 45036             Owned
   3.  Columbus Avenue Office      730 Columbus Avenue
                                   Lebanon, Ohio 45036             Owned
   4.  Goshen Office               6726 Dick Flynn Blvd.
                                   Goshen, Ohio 45122              Owned
   5.  Hamilton Office             1502 Peck Blvd.
                                   Hamilton, Ohio 45011            Leased
   6.  Hunter Office               3878 State Route 122
                                   Franklin, Ohio 45005            Owned
   7.  Loveland Office             615 West Loveland Avenue
                                   Loveland, Ohio 45140            Owned
   8.  Maineville Office           7795 South State Route 48
                                   Maineville, Ohio 45039          Owned
   9.  Mason/West Chester Office   1050 Reading Road
                                   Mason, Ohio 45040               Owned
  10.  Middletown Office           4441 Marie Drive
                                   Middletown, Ohio 45044          Owned
  11.  Okeana Office               6225 Cincinnati-Brookville Road
                                   Okeana, Ohio 45053              Owned
  12.  Otterbein Office            State Route 741
                                   Lebanon, Ohio 45036             Leased
  13.  Oxford Office               30 West Park Place
                                   Oxford, Ohio 45056              (1) (2)
  14.  Rochester/Morrow Office     Route 22-3 at 123
                                   Morrow, Ohio 45152              Owned
  15.  South Lebanon Office        209 East Forrest Street
                                   South Lebanon, Ohio 45065       Leased
  16.  Springboro/Franklin Office  525 West Central Avenue
                                   Springboro, Ohio 45066          Owned
  17.  Waynesville Office          9 North Main Street
                                   Waynesville, Ohio 45068         Owned (1)
  18.  Wilmington Office           1243 Rombach Avenue
                                   Wilmington, Ohio 45177          Owned

  (1)  Excess space in this office is leased to third parties.
  (2)  Lebanon Citizens owns the Oxford Office building and leases the land.

Item 3.  Legal Proceedings


Except for routine litigation incident to their business, LCNB Corp. and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.



Item 4.  Submission of Matters to a Vote of Security Holders


None

PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The LCNB Corp. had approximately 585 registered holders of its common stock as of December 31, 2000. The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder. There is currently a limited public trading market for LCNB Corp. common stock. Trade prices for shares of LCNB Corp. stock (and Lebanon Citizens' stock preceding the formation of the holding company), reported through registered securities dealers, are set forth below. Trades have occurred during the period without the knowledge of LCNB Corp. The trades of which LCNB Corp. is aware from the market makers in the stock are those outlined. The prices given are interdealer without retail markups, markdown or commissions.

        2000                            High              Low
        ----                            ----              ---
    First Quarter                     $70.00           $40.00
    Second Quarter                     45.00            40.00
    Third Quarter                      42.00            37.00
    Fourth Quarter                     40.00            34.00

        1999
        ----
    First Quarter                     $52.00           $47.80
    Second Quarter                     75.00            51.50
    Third Quarter                      82.00            70.00
    Fourth Quarter                     78.00            70.00

        1998
        ----
    First Quarter                      $43.00          $31.50
    Second Quarter                      43.00           39.00
    Third Quarter                       53.00           42.50
    Fourth Quarter                      53.00           50.50

All the amounts have been restated to reflect the ten-for-one stock exchange in the formation of the holding company on May 18, 1999.

Cash dividends per share declared in 2000 were $.30 in each of March, June, and September and $.90 in December. Cash dividends per share declared in 1999 were $.25 in each of March, June and September and $.80 in December. Cash dividends per share declared in 1998 were $.20 in each of March, June and September and $.80 in December. Cash dividends per share have been restated for the ten-for-one stock exchange in the formation of the holding company on May 18, 1999.

It is expected that LCNB Corp. will continue to pay dividends on a similar schedule, to the extent permitted by business and other factors beyond management's control.

LCNB Corp. files unaudited quarterly financial reports under Form 10-Q with the Securities and Exchange Commission. Copies of these reports may be obtained in the shareholder information section of Lebanon Citizens' web site, www.lcnb.com, or by writing to:

       Steve P. Foster
       Executive Vice President, CFO
       LCNB Corp.
       2 N. Broadway
       P.O. Box 59
       Lebanon, Ohio  45036


Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB Corp.
for the years ended December 31, 1996 through 2000 and are derived from LCNB
Corp's consolidated financial statements and Lebanon Citizens' unaudited financial statements and call reports.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis and Quantitative and Qualitative Disclosures about Market Risk included in
Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this
Form 10-K.
                                  For the Years Ended December 31,
                                  --------------------------------
                            2000       1999       1998       1997       1996
                                       (Dollars in thousands,
                                  except ratios and data per share)
Income Statement
 Interest Income        $ 32,151   $ 29,691   $ 29,599   $ 27,777   $ 25,998
 Interest Expense         15,954     13,305     14,080     14,344     13,242
                         -------    -------    -------    -------    -------
 Net Interest Income      16,197     16,386     15,519     13,433     12,756
 Loan Loss Provision         197        208        191        291        288
                         -------    -------    -------    -------    -------
   Net Interest Income
    after Provision       16,000     16,178     15,328     13,142     12,468
 Other Operating Income    4,400      4,370      4,213      3,694      3,206
 Operating Expenses       13,069     12,650     11,655      9,626      8,463
                         -------    -------    -------    -------    -------
 Income before
  Income Taxes             7,331      7,898      7,886      7,210      7,211
 Provision for
  Income Taxes             2,091      2,323      2,426      2,178      2,195
                         -------    -------    -------    -------    -------
     Net Income         $  5,240   $  5,575   $  5,460   $  5,032   $  5,016
                         =======    =======    =======    =======     ======
                                      -20-


Balance Sheet

 Securities             $ 84,894   $105,558   $123,687   $101,188   $ 91,378
 Loans - net             328,439    265,608    265,057    268,294    235,666
 Total Assets            451,000    439,238    432,364    421,250    369,675
 Total Deposits          394,786    391,569    387,006    377,386    330,360
 Total Shareholders'
  Equity                  46,310     42,687     42,335     38,780     35,779

Selected Financial Ratios
and Other Data
 Return on average
  assets                   1.17%      1.29%      1.30%      1.30%      1.41%
 Return on average
  equity                  11.84%     13.01%     13.57%     13.58%     14.76%
 Equity-to-assets
  ratio                    0.10       0.10       0.10       0.09       0.10
 Dividend payout
  Ratio                    0.61       0.51       0.46       0.42       0.34
 Earnings per
  share(1)                 2.95       3.14       3.07       2.83       2.82
 Dividends declared
  per share(1)             1.80       1.60       1.40       1.20       0.95

(1) All per share data have been adjusted to reflect the ten-for-one stock exchange in 1999 and the pooling of interests accounting method for the Dakin acquisition in 2000.


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

On April 11, 2000 LCNB Corp. issued 15,942 shares of common stock in exchange for all outstanding shares of Dakin Insurance Agency, Inc. (Dakin). On that date, Dakin merged with and into an interim subsidiary of LCNB Corp. As a result of the merger, Dakin became a wholly owned subsidiary of LCNB Corp. The merger was accounted for as a pooling-of-interests and, accordingly, all financial statements presented herein have been restated to include the financial position and results of operations of Dakin.


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


Net Income

LCNB Corp. earned $5.240 million in 2000 compared to $5.575 million in 1999. Earnings per share were $2.95, a 6.1% or $.19 per share decline from 1998. Performance ratios for 2000 included a return on average assets of 1.17% and a return on average equity of 11.84% compared to ratios of 1.29% and 13.01%, respectively, for 1999.

LCNB Corp. earned $5.575 million in 1999 compared to $5.460 million in 1998. Earnings per share were $3.14, up 2.3% or $.07 per share from 1998. Performance ratios for 1999 included a return on average assets of 1.29% and a return on average equity of 13.01% compared to ratios of 1.30% and 13.57%, respectively, for 1998.


Net Interest Income

2000 vs. 1999. Net interest income decreased $189 thousand, or 1.1%, from 1999 to 2000. The net interest margin on a fully taxable equivalent basis
(FTE) decreased from 4.23% in 1999 to 4.11% in 2000.  This 12 basis point
(a basis point equals 0.01%) decrease was due in part to a 65 basis point increase in the cost of average interest-bearing liabilities, partially offset by a 41 basis point increase in the yield on average interest-earning assets. The increase in the cost of average interest-bearing liabilities resulted from a general increase in market rates and a $6 million borrowing from the Federal Home Loan Bank. The increase in the yield on average interest-earning assets is due to the same increase in market rates and to a shift of funds from investment securities to the higher earning loan portfolio. The loan-to-deposit ratio at December 31, 2000 and 1999 was 83.7% and 73.5%, respectively. An increase in average interest-earning assets of $13.2 million to $415.5 million in 2000 also contributed to the increase in net interest income. The increase was primarily attributable to increases in average commercial and residential real estate loans.

1999 vs. 1998. Net interest income increased $867 thousand, or 5.6%, from 1998 to 1999. The net interest margin on a fully taxable equivalent basis

(FTE) increased from 4.10% in 1998 to 4.23% in 1999. This 13 basis point increase was due in part to a 32 basis point decline in the cost of average interest-bearing liabilities, partially offset by a 17 basis point decline in the yield on average interest-earning assets. The decline in the cost of average interest-bearing liabilities resulted from the replacement of higher cost time deposits with lower cost savings deposits. The decline in the yield on average interest-earning assets is due to lower yields attributable to commercial loans and mortgage loans. An increase in average interest-earning assets of $13.1 million to $402.2 million in 1999 also contributed to the increase in net interest income. The increase was primarily attributable to increases in average commercial and residential real estate loans and securities.


Provisions and Allowance for Loan Losses

The total provision for loan losses is determined based upon Management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for credit losses include the nature, volume and consistency of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers ability to pay. The following table presents the total loan provision and the other changes in the allowance for loan losses for the years 1996 through 2000.

                                        2000   1999   1998   1997   1996
                                        ----   ----   ----   ----   ----
                                             (Dollars in thousands)
Balance - Beginning of year           $2,000  2,000  2,200  2,000  1,800

Loans charged off:
  Commercial and industrial                -      -    227      -      -
  Commercial, secured by real estate       -      -      -      -      -
  Residential real estate                  -      -      3      -      -
  Consumer, excluding credit card        222    252    153     93    100
  Agricultural                             -      -      -      -      -
  Credit Card                             33     20     36     29     17
  Other                                    -      -      -      -      -
                                       -----  -----  -----  -----  -----
    Total loans charged off              255    272    419    122    117
                                       -----  -----  -----  -----  -----





Recoveries:

  Commercial and industrial                -      -      -      -      -
  Commercial, secured by real estate       -      -      -      -      -
  Residential real estate                  -      -      -      -      -
  Consumer, excluding credit card         55     62     26     25     29
  Agricultural                             -      -      -      -      -
  Credit Card                              3      2      2      6      -
  Other                                    -      -      -      -      -
                                      ------  -----  -----  -----  -----
    Total recoveries                      58     64     28     31     29
                                       -----  -----  -----  -----  -----
      Net charge-offs                    197    208    391     91     88

Provision charged to operations          197    208    191    291    288
                                       -----  -----  -----  -----  -----
  Balance - End of year               $2,000  2,000  2,000  2,200  2,000
                                       =====  =====  =====  =====  =====
Ratio of net charge-offs during the
period to average loans outstanding     .06%   .08%   .14%   .04%   .04%
                                        ===    ===    ===    ===    ===

The allowance for loan losses of $2.0 million is 0.61% of total loans at December 31, 2000, compared to $2.0 million or 0.70% of total loans at December 31, 1999, and $2.0 million or 0.75% of total loans at December 31, 1998. The $63 thousand increase in consumer loans charged off, net of recoveries, in 1999 over 1998 is attributable, in part, to the adoption of a new uniform charge-off policy in 1999 for consumer, credit card, and home mortgage loans as mandated by the Federal Financial Institution's Examination Council for all banks and thrifts. It includes a requirement to charge off open-end credit at 180 days delinquency and closed-end credit at 120 days delinquency. Management believes that no significant difference will occur prospectively in net charge-offs as a result of this policy change. The $419 thousand of charge-offs in 1998 includes one commercial loan of $227 thousand. This loan, which had a $455 thousand balance at December 31, 1997, was charged down and paid off completely in 1998. Management believes the loan represented a unique credit risk based on the nature of the borrower's operations, the inventory that partially collateralized the loan, and the significance of the loan balance outstanding. The loan portfolio at December 31, 2000 does not include any commercial loans with a comparable level of credit risk.


Non-Interest Income

2000 vs. 1999. Non-interest income increased $30 thousand, or 0.7% to $4.400 million in 2000 from $4.370 million in 1999. The increase was primarily due to a $205 thousand increase in trust income, partially offset by a $50 thousand decrease in service charges and fees and a $128 thousand decrease in insurance agency income.

The trust fee income increased in 1999 due to an increase in estate fee income, partially offset by a decrease in the market value of assets under management, on which fees are based.

The decrease in service charges and fees from 1999 to 2000 was due to a $215 thousand reduction in merchant credit card processing fees resulting from the exiting of the business in the fourth quarter of 1999. Lebanon Citizens outsourced these services in 1999 due to declining margins and now functions as a referral conduit for merchant credit card business. This decrease was partially offset by:

  a. $65 thousand increase in VISA check card fee income resulting from continued growth in both the usage and number of cardholders, and
  b.  increases in deposit account related fees.

The decrease in insurance agency income is primarily due to a large commission Dakin recognized during the first quarter of 1999, which did not recur during 2000.

1999 vs. 1998. Non-interest income increased $157 thousand, or 3.7% to $4.370 million in 1999 from $4.213 million in 1998. The increase was attributable to:
  a.  a $189 thousand, or 25.2%, increase in insurance agency income,
  b.  a $78 thousand, or 7.2%, increase in trust income, and
  c.  a $130 thousand, or 6.5% increase in service charges and fees.

Partially offsetting the above increases was a $214 thousand decline in security gains during 1999, from $234 thousand in 1998 to $20 thousand in 1999.

The increase in insurance agency income is primarily due to a large commission recognized by Dakin during the first quarter of 1999.

The trust fee income increased in 1999 due to an increase in estate fee income as well as an increase in the market value of assets under management.

The increase in service charges and fees from 1998 to 1999 was primarily due to a $61 thousand increase in ATM fees attributable to five new ATM machines added in late 1998 and early 1999. Additionally, Lebanon Citizens increased foreign ATM service fees and surcharge fees in mid-1998 and in 1999 and continued to experience an increase in the cardholder base resulting from the Key Bank branch acquisitions in September, 1997. Also contributing to the increase in service charges was a $59 thousand increase in check card fee income resulting from continued growth in usage and the base of cardholders. Credit card fee and interchange income increased $72 thousand as a result of an increase in the cardholder base and a change in the processing vendor. These increases in service charges and fees were partially offset by a $72 thousand decrease in credit card merchant processing fees as Lebanon Citizens has opted to exit this business due to declining margins.

Other operating income decreased by $26 thousand as a result of a gain recorded in 1998 on the sale of property in connection with the consolidation of branches in Waynesville, which did not recur in 1999.

Non-Interest Expense

2000 vs. 1999. Non-interest expense increased $419 thousand, or 3.3%, in 2000 from 1999. This increase was primarily due to:

  a. a $237 thousand, or 3.5%, increase in labor costs including pension and other employee benefits,
  b.  a $95 thousand, or 17.8%, increase in equipment expenses,
  c.  a $90 thousand, or 9.4% increase in occupancy expenses, and
  d.  a $222 thousand, or 7.9%, increase in other non-interest expense.

Labor costs increased as a result of normal increases in salaries and wages and increases in pension and health insurance costs.

During 2000 LCNB Corp. constructed new offices in Goshen and Oxford and extensively remodeled the Columbus Avenue office in Lebanon. The increase in equipment expense is primarily due to depreciation recognized on new furniture and equipment purchased for the new and remodeled offices. The increase in occupancy expense reflects increased costs due to the new and remodeled offices and an increase in rent expense for the leased offices.

The increase in other non-interest expense was due in part to:
  a. a $64 thousand increase in ATM expenses resulting from an expansion in the number of ATMs and an increase in the number of ATM transactions processed,
  b. attorney fees of $46 thousand relating to the acquisition of Dakin Insurance Agency,
  c. a rate increase totaling $35 thousand in Federal Deposit Insurance Corporation premiums,
  d. a $75 thousand increase in telephone expense primarily due to a telephone system upgrade installed during 2000 and to an increased number of telephone lines needed to serve new ATMs, and
  e. consulting fees totaling $34 thousand paid to a company that is assisting LCNB Corp. in replacing its computer system, which is anticipated to occur during the third quarter, 2001.

These increases were partially offset by a $152 thousand decline in merchant credit card related processing and interchange expenses due to Lebanon Citizens' exiting of the merchant credit card business in late-1999 and by certain printing and supply expense control initiatives established during 2000.

1999 vs. 1998. Non-interest expense increased $995 thousand, or 8.5%, in 1999 from 1998. This increase was primarily due to a $733 thousand, or 12.3%, increase in labor costs including pension and other employee benefits. Labor costs increased as a result of salary and related pension costs increases.

Equipment and occupancy expenses increased $76 thousand, or 5.4%, primarily as a result of increased depreciation related to equipment purchases in late 1998 and branch improvements.

Other non-interest expense increased $188 thousand, or 7.1%. The increase was due in part to:
  a. an $88 thousand increase in computer maintenance charges due in part to newly purchased imaging equipment becoming operational in 1999,
  b. a $67 thousand increase in correspondent bank fees in 1999 as Lebanon Citizens opted to pay for its item processing charges in fees rather than through maintenance of higher non-interest bearing deposits with its upstream correspondent institutions,
  c. an increase in other expenses as a result of the public filings required by the newly formed LCNB Corp. as well as acquisition efforts in the Dakin Insurance Agency transaction.

These increases were partially offset by declines in merchant credit card related processing and interchange expenses due to Lebanon Citizens' exiting of the merchant credit card business in late-1999.


Income Taxes

LCNB Corp.'s effective tax rates for the years ended December 31, 2000, 1999, and 1998 were 28.5%, 29.4%, and 30.8%, respectively. The effective rates declined during 2000 and 1999 due to increases in tax-exempt interest income as a percent of income before income taxes.


Assets

2000 vs. 1999. Total assets increased $11.8 million, or 2.7% from December 31, 1999 to December 31, 2000. This increase was primarily due to a $42.8 million, or 15.0%, increase in loans, partially offset by a $22.4 million, or 21.4% decrease in securities available for sale.

The loan increase from December 31, 1999 to December 31, 2000 resulted primarily from a $10.1 million increase in commercial and industrial loans, a $22.9 million increase in residential real estate loans and a $4.5 million increase in consumer loans. The growth in residential real estate and commercial loans resulted from competitively priced products and focused officer-calling efforts in the Hamilton and Oxford markets as well as the Warren County offices. All residential real estate loans originated during 2000 were kept in Lebanon Citizens' portfolio. This compares to $2.4 million and $11.6 million in loans originated and sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) during 1999 and 1998, respectively. Consumer loans increased primarily through concentrated efforts to originate indirect auto and other loans through dealers.

Securities decreased due to a shifting of assets from the securities portfolio to the higher yielding loan portfolio. Approximately $5.8 million of securities were sold in 2000, resulting in a $12 thousand realized gain. Proceeds were primarily used to fund the continued loan growth.

Premises and equipment increased $2.3 million, net of $796 thousand in depreciation expense, from December 31, 2000 to December 31, 1999. Expenditures for 2000 included approximately $2.4 million for costs associated with new offices in Goshen and Oxford, extensive remodeling of the Columbus Avenue office in Lebanon, and a new drive-up ATM located in Hamilton.

Lebanon Citizens owns all but three of its branches. The Otterbein, and South Lebanon branches, as well as the loan production office in Hamilton, which opened in December, 1999, are leased under multi-year operating leases. The current Otterbein lease expires in July, 2005, the South Lebanon lease expires in July, 2001, and the Hamilton lease expires in 2004. The Otterbein, South Lebanon and Hamilton leases include renewal options. The Oxford office is built on leased land. This lease expires in July, 2059 and does not include renewal options. Lebanon Citizens has a right of first refusal if the land is sold during the term of the lease. In January, 2001, Lebanon Citizens purchased land in Hamilton, Ohio on which it intends to build a full-service office to be opened during the third quarter, 2001.

1999 vs. 1998. Total assets increased $6.9 million, or 1.6% from December 31, 1998 to December 31, 1999. This increase was primarily due to a $20.6 million, or 7.8%, increase in loans, partially offset by an $18.1 million, or 14.7% decrease in securities available for sale.

The loan increase from December 31, 1998 to December 31, 1999 resulted primarily from a $5.7 million increase in commercial and industrial loans, an $8.0 million increase in residential real estate loans and a $4.1 million increase in consumer loans. The increase in residential real estate loans is primarily due to Management's decision in 1999 to originate fixed rate loans for portfolio purposes, rather than for sale, due to existing attractive market rates and shifting interest rate trends in 1999. Lebanon Citizens originated $2.4 million in loans for immediate sale to Freddie Mac during 1999. This compares to $11.6 million in loans originated and sold to Freddie Mac in 1998.

Securities decreased as a result of a shifting of assets from the securities portfolio to the higher yielding loan portfolio. Approximately $12.8 million of securities were sold in 1999, resulting in a $20 thousand realized gain. Proceeds were primarily used to fund the continued loan growth.

Premises and equipment increased $98 thousand, net of $688 thousand in depreciation expense, from December 31, 1998 to December 31, 1999. Expenditures for 1999 included approximately $350 thousand for costs associated with a new branch site in Goshen, Ohio, $81 thousand related to a new ATM purchase and installation and various branch renovations expenditures.


Deposits

2000 vs. 1999. Total deposits of $394.8 million at December 31, 2000 increased $3.2 million, or 0.8%, from December 31, 1999. Demand and NOW deposits decreased $6.2 million from December 31, 1999 to December 31, 2000 and money fund and savings deposits increased $25.3 million. The increase relates to a corporate sweep checking account product offered by Lebanon Citizens. Excess funds in the checking accounts are automatically swept into customer-designated, non-bank owned mutual funds. During the third quarter, Lebanon Citizens introduced a savings product, which is grouped with the money funds category, which was priced competitively with the mutual funds. Several large account holders chose the new deposit product, which accounts for most of the increase in money fund and savings deposits. IRA deposits remained relatively constant from December 31, 1999 to December 31, 2000. Certificates greater than $100 thousand decreased by $9.1 million due to management's decision not to bid on public fund deposits that matured during the final quarter of 2000. In making this decision, management considered Lebanon Citizens' liquidity position and the rates that would be required to maintain the deposits. Other time certificates declined by $7.0 million as Lebanon Citizens continued to allow its higher cost retail deposit products to run-off.

1999 vs. 1998. Total deposits of $391.6 million at December 31, 1999 increased $4.6 million, or 1.2%, from December 31, 1998. Demand and NOW deposits remained relatively constant from December 31, 1998 to December 31, 1999 and money fund and savings deposits increased $4.2 million. Certificates greater than $100 thousand increased by $8.1 million due to an increase in demand for time deposits by public institutions having investable funds.
Other time deposits declined by $8.0 million as Lebanon Citizens continued to allow its higher cost retail deposit products to run-off.


Liquidity

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB Corp. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Lebanon Citizens does not solicit brokered deposits as a funding source. The liquidity of LCNB Corp. is enhanced by the fact that 87.9% of total deposits at December 31, 2000 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At December 31, 2000, LCNB Corp.'s liquid assets amounted to $100.8 million or 22.3% of total gross assets, down from $134.5 million or 30.6% of total gross assets at December 31, 1999. The primary reason for the decrease was a shifting of funds from securities available-for-sale to the higher yielding loan portfolio. Loans to deposits increased to 83.7% at December 31, 2000, from 73.5% at December 31, 1999. Secondary sources of liquidity include Lebanon Citizens' ability to sell loan participations, purchase federal funds, and borrow from the Federal Home Loan Bank.

Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is Management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. LCNB Corp. experienced no liquidity or operational problems as a result of the current liquidity levels.
                                      -29-

Capital Resources



As of December 31, 2000, LCNB Corp. had no material commitments for capital expenditures. Commitments to extend credit at December 31, 2000, amounted to $55.0 million and standby letters of credit totaled $5.8 million and are more fully described in Note 10 to LCNB Corp.'s Financial Statements. Since many of the commitments to lend may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Scheduled repayments of existing loans and maturities of investment securities are expected to provide the necessary funds.

LCNB Corp. and Lebanon Citizens are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in Lebanon Citizens' assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. A summary of the regulatory capital of LCNB Corp. and Lebanon Citizens at December 31 follows:

                                        2000                  1999
                                   ----------------      ----------------
                                   LCNB     Lebanon      LCNB     Lebanon
                                   Corp.   Citizens      Corp.   Citizens
                                          (Dollars in thousands)
Regulatory Capital:
  Shareholders' equity          $46,310     41,245     42,987     37,875
  Goodwill and other
   Intangibles                   (4,210)    (4,157)    (4,710)    (4,710)
  Net unrealized securities
   losses (gains)                  (281)      (219)     1,298      1,298
                                -------     ------     ------     ------
    Tier 1 risk-based capital    41,819     36,869     39,575     34,463
  Eligible allowance for
   loan losses                    2,000      2,000      2,000      2,000
                                 ------     ------     ------     ------
     Total risk-based capital   $43,819    $38,869    $41,575    $36,463
                                 ======     ======     ======     ======
Capital Ratios:
  Total risk-based                14.9%      13.3%      15.3%      13.6%
  Tier 1 risk-based               14.2%      12.6%      14.6%      12.8%
  Tier 1 leverage                  9.2%       8.2%       9.1%       7.9%

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



Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk for LCNB Corp. is primarily interest rate risk. LCNB Corp. attempts to mitigate this risk through asset/liability management strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates. LCNB Corp. does not use derivatives such as interest rate swaps, caps or floors to hedge this risk. LCNB Corp. has not entered into any market risk instruments for trading purposes.
Lebanon Citizens' Asset and Liability Management Committee ("ALCO") primarily uses Interest Rate Sensitivity Gap Analysis, also known as repricing mismatch analysis, for measuring and managing interest rate risk.


Interest Rate Sensitivity Gap Analysis

A traditional gap analysis provides a point-in-time measurement of the relationship between the amounts of interest rate sensitive assets and liabilities in a given time period. An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If liabilities mature or reprice more quickly or to a greater extent than assets, net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. Conversely, if liabilities mature or reprice more slowly or to a lesser extent than assets, net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. ALCO strives to maintain a range for the relationship of rate sensitive assets to rate sensitive liabilities for gap analysis purposes of from 75 to 125 percent for the one-year and two- to four-year periods.

The following table reflects LCNB Corp.'s gap analysis at December 31, 2000. The amounts reported in the table are the principal cash flows of rate sensitive assets and liabilities by expected maturity or repricing timeframe. Also presented is the related weighted average interest rate. Fixed rate real estate mortgage loans and mortgage-backed securities are allocated to the various maturity/repricing periods based on contractual maturities adjusted for expected prepayments under the current market interest rate environment.

Deposit liabilities without contractual maturities such as NOW and savings accounts are allocated to the various repricing periods based on an analysis of forecasted account run-off that takes into consideration the relatively stable nature of these core deposits. The gap analysis indicates that LCNB Corp.'s earnings are sensitive to the repricing of liabilities in the first year, sensitive to repricing of assets in the second through the fourth year, and asset sensitive thereafter. The aggregate ratio of rate sensitive assets to rate sensitive liabilities is 66.6% for the first year and 112.1% for years two through four. With the current relatively low market interest rate environment, management believes the ratios for the one year and two to four year time frames do not expose LCNB Corp.'s net interest income to significant risk.


                                               Expected Maturity/Repricing
                                               ---------------------------
                            2001     2002       2003      2004      2005  Thereafter     Total    Fair Value
                                                   (Dollars in thousands)
  ASSETS
Loans: (1)
Fixed rate              $ 29,697    17,734    16,204    14,167    11,868    114,954    204,624     191,484
Average interest
 rate                       9.56%     9.36%     9.22%     9.04%     9.55%      8.25%
Variable rate             65,002    11,681    17,403    19,477     5,818      6,434    125,815     125,815
Average interest
 rate                       9.28%     7.67%     8.04%     7.28%     8.13%      7.86%
Securities available
 for sale (2)             11,722    11,815    10,687     7,730     7,241     32,886     82,081      82,506
Average interest
 rate (3)                   6.22%     5.93%     5.95%     6.32%     6.70%      6.68%
Total earning assets     106,421    41,230    44,294    41,374    24,927    154,274    412,520     399,805
Average interest
 rate                       8.71%     7.90%     7.97%      7.70%    8.39%      7.90%

  LIABILTIES
NOW and money fund        26,770    11,002    11,002     11,002    11,002    17,604     88,382      87,503
Average interest
 rate                       4.20%     1.92%     1.92%      1.92%     1.92%     4.90%
Savings                   27,233     7,530     7,530      7,530     7,530    29,817     87,170      87,170
Average interest
 rate                       4.05%     4.05%     4.05%      4.05%     4.05%     4.05%
IRA's
   Fixed rate              6,660     6,033     1,343      1,139     3,399     1,039     19,613      19,673
   Average interest
    rate                    5.61%     6.10%     5.69%      6.19%     6.74%     6.62%
   Variable rate           6,989     3,555         -          -         -         -     10,544      10,544
   Average interest
    rate                    6.18%     6.17%        -          -          -        -
CD's over $100,000        25,510     8,518     1,212        468        405      100     36,213      35,841



Average interest
 rate                       6.11%     6.14%     5.79%      6.06%      6.98%    5.97%
CD's under $100,000       66,556    26,760     3,185      1,197      3,143      326    101,167     100,969
Average interest
 rate                       5.50%     6.07%     5.70%      5.70%      6.42%    6.36%

Long term debt                50     2,053        56      2,060      2,064       73      6,356       6,652
Average interest
 rate                       6.00%     7.55%     6.00%      7.66%      7.67%    6.00%
Total interest-bearing
 Liabilities             159,768    65,451    24,328     23,396     27,543   48,959    349,445     348,417
Average interest
 rate                       5.17%     5.20%     3.48%      3.59%      4.11%    4.43%

Period gap              $(53,347)  (24,221)   19,966     17,978     (2,616) 105,315
Cumulative gap          $(53,347)  (77,568)  (57,602)   (39,624)   (42,240)  63,075

Ratio of rate sensitive assets to rate sensitive liabilities:
     First twelve months               66.61%
     Years two through four           112.13%
     Thereafter                       315.11%


  (1)  Excludes adjustments for deferred net origination costs and allowance for loan losses.
  (2)  At amortized cost.
  (3)  Rates for tax-exempt securities are adjusted to a taxable equivalent rate.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements required by this item are incorporated herein by reference to pages 15 through 23 of the Registrants 2000 LCNB Corp. Annual Report attached to this filing as Exhibit 13.



Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosures.

None

PART III

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 17, 2001, dated March 17, 2001, are incorporated by reference into Part III.







Item 10. Directors and Executive Officers of the Registrant

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 17, 2001), relating to "Directors and Executive Officers of the Registrant", is incorporated herein by reference.



Item 11. Executive Compensation

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 17, 2001), relating to "Compensation of Directors and Executive Officers", is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 17, 2001), relating to "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 17, 2001), relating to "Certain
Relationships and Related Transactions", is incorporated herein by Reference.

PART IV

Item 14. Exhibits, Financial Statements and Reports on 8-K


   1.  Financial Statements



       INDEPENDENT AUDITOR'S REPORT
       FINANCIAL STATEMENTS
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Comprehensive Income
          and Changes in Shareholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

   2.  Financial Statement Schedules

       None

   3.  Exhibits required by Item 601 Regulation S-K.

    (a)Exhibit No.            Exhibit Description
       ----------             -------------------
           3.1       Articles of Incorporation of LCNB Corp.(1)
           3.2       Code of Regulations of LCNB Corp.(2)

          10 Agreement of Merger and Plan of Reorganization by and among Dakin Insurance Agency, Inc., Shareholders of Dakin Insurance Agency, Inc., LCNB Corp. and Dakin Acquisition Corporation, dated December 30, 1999. (3)

          13         Portions of LCNB Corp. 2000 Annual Report (pages 2-3
                     and 15-24)

          21         LCNB Corp. Subsidiaries

          (1) Incorporated by reference to Registrant's 1999 Form 10-K,
              Exhibit 3.1.
          (2) Incorporated by reference to Registrant's Registration Statement on Form S-4, Exhibit 3.2, Registration
              No. 333-70913.
          (3) Incorporated by reference to Registrant's 1999 Form 10-K,
              Exhibit 10.

    (b)Reports on Form 8-K

       There were no Form 8-Ks filed with the SEC in the fourth quarter of 2000.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LCNB Corp.
                                 (Registrant)


                                 /s/Stephen P. Wilson
                                 ----------------------------
                                 President and Chairman of
                                 the Board of Directors


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


                           Executive Vice President
/s/Steve P. Foster         and Chief Financial Officer   February 20, 2001
---------------------
Steve P. Foster


/s/David S. Beckett        Director                      February 20, 2001
---------------------
David S. Beckett


/s/Robert C. Cropper       Director                      February 20, 2001
---------------------
Robert C. Cropper


/s/William H. Kaufman      Director                      February 20, 2001
---------------------
William H. Kaufman


/s/George L. Leasure       Director                      February 20, 2001
---------------------
George L. Leasure


/s/James B. Miller         Director                      February 20, 2001
---------------------
James B. Miller


/s/Corwin M. Nixon         Director                      February 20, 2001
---------------------
Corwin M. Nixon

/s/Kathleen Porter Stolle  Director                      February 20, 2001
-------------------------
Kathleen Porter Stolle



/s/Howard E. Wilson        Director                      February 20, 2001
----------------------
Howard E. Wilson


/s/Marvin E. Young         Director                      February 20, 2001
----------------------
Marvin E. Young