Form 10-Q
period 2001-03-31
LCNB CORP
filed 2001-04-30
CIK 1074902

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 2001

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

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of April 17, 2001, was 1,775,942 shares.

                                   LCNB Corp.

INDEX


                                                                        Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Balance Sheets -
                 March 31, 2001, and December 31, 2000 . . . . . . . . . 1

               Consolidated Statements of Income -
                 Three Months Ended March 31, 2001
                 and 2000. . . . . . . . . . . . . . . . . . . . . . . . 2

               Consolidated Statements of Comprehensive
                 Income and Changes in Shareholders' Equity -
                 Three Months Ended March 31, 2001 and the
                 Year Ended December 31, 2000. . . . . . . . . . . . . . 3

               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2001 and 2000. . . . . . . 4

               Notes to Consolidated Financial Statements . . . . . . . 5-7

               Independent Accountants' Review Report . . . . . . . . . .8


      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations. . . . . 9-18


      Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risks. . . . . . . . . . . . . . . . . . . 18


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . 19

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . 19

      Item 3.  Defaults by the Company on its Senior Securities. . . . . 19

      Item 4.  Submission of Matters to a Vote of Security Holders . . . 19

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . 19

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 19

                        Part I - Financial Information
Item 1.  Financial Statements

                           LCNB Corp. and Subsidiary
                          Consolidated Balance Sheets
                                  (thousands)
                                                March 31,      December 31,
                                                  2001            2000
                                               (unaudited)         (a)
ASSETS:
 Cash and due from banks                       $ 15,951           18,262
 Federal funds sold                              19,600                -
                                                -------          -------
     Total cash and cash equivalents             35,551           18,262

 Federal Reserve Bank stock                         647              647
 Federal Home Loan Bank stock                     1,741            1,741
 Securities available for sale, at
  market value                                   76,156           82,506

 Loans                                          334,349          330,439
   Less-allowance for loan losses                 2,000            2,000
                                                -------          -------
   Net loans                                    332,349          328,439

 Premises and equipment, net                     10,605           10,502
 Accrued income receivable                        3,068            3,139
 Intangible assets                                4,087            4,210
 Other assets                                     1,722            1,554
                                                -------           -------

     TOTAL ASSETS                              $465,926          451,000
                                                =======          =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                          $ 50,768           51,697
  Interest-bearing                              357,796          343,089
                                                -------          -------
    Total deposits                              408,564          394,786
 Long-term debt                                   6,344            6,356
 Accrued interest and other liabilities           3,422            3,548
                                                -------          -------
     TOTAL LIABILITIES                          418,330          404,690
                                                -------          -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  4,000,000 shares; issued and outstanding
  1,775,942 shares                               10,560           10,560
 Surplus                                         10,553           10,553
 Retained earnings                               25,474           24,916
 Accumulated other comprehensive
  income, net of taxes                            1,009              281
                                                -------          -------
     TOTAL SHAREHOLDERS' EQUITY                  47,596           46,310
                                                -------          -------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $465,926          451,000
                                                =======          =======

(a) Financial information as of December 31, 2000, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                                    -1-

                           LCNB Corp. and Subsidiary
                       Consolidated Statements of Income
                        (In thousands except per share data)
                                    (unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                   2001          2000
INTEREST INCOME:
 Interest and fees on loans                     $ 7,095         6,179
 Interest on federal funds sold                     127            70
 Interest on deposits in banks                        -            70
 Interest on investment securities-
  Taxable                                           663         1,020
  Non-taxable                                       373           395
                                                  -----         -----
    TOTAL INTEREST INCOME                         8,258         7,734
                                                  -----         -----
INTEREST EXPENSE:
 Interest on deposits                             3,960         3,635
 Interest on short-term borrowings                   11            18
 Interest on long-term debt                         120             6
                                                  -----         -----
    TOTAL INTEREST EXPENSE                        4,091         3,659
                                                  -----         -----
    NET INTEREST INCOME                           4,167         4,075
PROVISION FOR LOAN LOSSES                            57            34
                                                  -----         -----
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                    4,110         4,041
                                                  -----         -----
NON-INTEREST INCOME:
 Trust income                                       208           275
 Service charges and fees                           561           497
 Net gain (loss) on sale of securities               18           (14)
 Insurance agency commissions                       393           180
 Other operating income                              45            30
                                                  -----         -----
    TOTAL NON-INTEREST INCOME                     1,225           968
                                                  -----         -----
NON-INTEREST EXPENSE:
 Salaries and wages                               1,496         1,412
 Pension and other employee benefits                434           404
 Equipment                                          166           131
 Occupancy, net                                     256           258
 State franchise tax                                131           125
 Marketing                                           70           108
 Intangible amortization                            129           163
 Other                                              742           783
                                                  -----         -----
    TOTAL NON-INTEREST EXPENSE                    3,424         3,384
                                                  -----         -----

    INCOME BEFORE INCOME TAXES                    1,911         1,625
PROVISION FOR INCOME TAXES                          554           440
                                                  -----         -----
      NET INCOME                                $ 1,357         1,185
                                                  =====         =====

Dividends declared per common share             $   .45           .30

Basic earnings per common share                 $   .76           .67

Average shares outstanding (000's)                1,776         1,776


The accompanying notes to financial statements are an integral part of these statements.

                                    -2-

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Comprehensive Income
                          and Changes in Shareholders' Equity
                                      (thousands)
                                      (unaudited)
                                                          Accumulated
                                                             Other          Total
                               Common           Retained  Comprehensive  Shareholders'  Comprehensive
                               Shares  Surplus  Earnings      Income        Equity          Income
Balance January 1, 2000       $10,560   10,553    22,872     (1,298)        42,687

Comprehensive Income:

 Net income                                        5,240                     5,240           $5,240

 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $817)                                      1,587          1,587            1,587

 Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 tax benefit of $4)                                              (8)            (8)              (8)
                                                                                              -----
Total comprehensive income                                                                   $6,819
                                                                                              =====
Cash dividends declared
 ($1.80 per share)                                (3,196)                   (3,196)
                               ------   ------    ------      -----         ------
Balance December 31, 2000     $10,560   10,553    24,916        281         46,310


Comprehensive Income:

 Net income                                        1,357                     1,357           $1,357

 Net unrealized gain on
  available-for-sale securities
  (net of tax benefit of $381)                                  740            740              740

 Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 tax benefit of $6)                                             (12)           (12)             (12)
                                                                                              -----
Total comprehensive income                                                                   $2,085
                                                                                              =====
Cash dividends declared
 ($.45 per share)                                   (799)                     (799)
                              ------    ------    ------     ------         ------
Balance March 31, 2001       $10,560    10,553    25,474      1,009         47,596
                              ======    ======    ======     ======         ======


The accompanying notes to financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (thousands)
                                 (unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                           2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 1,357       1,185
  Adjustments for non-cash items -
   Depreciation and amortization                             503         483
   Provision for loan losses                                  57          34
   Deferred taxes benefit                                      -         (48)
   Realized (gain) loss on sales of securities               (18)         14
   Origination of mortgage loans for sale                   (554)          -
   Proceeds from sales of mortgage loans                     558           -
   Decrease in accrued income receivable                      71         318
   Other, net                                                 18        (198)
                                                          ------      ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          1,992       1,788
                                                          ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                 2,905       7,181
 Proceeds from sales of securities available for sale      4,530       1,987
 Purchases of securities available for sale                  (15)     (5,209)
 Net increase in loans                                    (4,069)     (8,521)
 Purchases of premises and equipment                        (504)       (614)
 Proceeds from sale of premises and equipment                189           -
                                                          ------      ------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                3,036      (5,176)
                                                          ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                   13,778      (1,241)
 Net change in short-term borrowings                        (706)     (1,459)
 Net change in long-term debt                                (12)        (12)
 Cash dividends paid                                        (799)       (533)
                                                          ------      ------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                               12,261      (3,245)
                                                          ------      ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS              17,289      (6,633)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          18,262      24,140
                                                          ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $35,551      17,507
                                                          ======      ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 4,262       3,616


The accompanying notes to financial statements are an integral part of these statements.

                                    -4-

                           LCNB Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
Effective May 18, 1999, Lebanon Citizens National Bank ("Lebanon Citizens"), was reorganized into a one-bank holding company structure. On April 11, 2000, LCNB Corp. ("LCNB"), the new consolidated holding company, elected to become a financial holding company pursuant to the Gramm-Leach-Bliley Act ("GLB Act"). The GLB Act, which became effective March 12, 2000, permits bank holding companies and national banks to own many types of non-banking subsidiaries such as insurance agencies and securities brokerage firms. The GLB Act allows a bank holding company to become a financial holding company and to make non-bank acquisitions.

Substantially all of the assets, liabilities and operations of LCNB are attributable to its wholly owned subsidiaries, Lebanon Citizens and Dakin Insurance Agency, Inc. ("Dakin")(see Note 3). The accompanying unaudited consolidated financial statements include the accounts of LCNB, Lebanon Citizens and Dakin.

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

The financial information presented on pages one through seven of this Form 10-Q has been subject to a review by J.D. Cloud & Co. L.L.P., the Company's independent certified public accountants, as described in their report on page eight.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2000 Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. LCNB's capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.


NOTE 3 - ACQUISITION
On April 11, 2000, Dakin was acquired and became a wholly owned subsidiary of LCNB. Under the terms of the agreement, Dakin shareholders received 15,942 shares of LCNB common stock in a private offering The transaction qualifies as a tax-free reorganization and has been accounted for using the pooling method of accounting. Accordingly, the consolidated financial statements of LCNB have been restated to retroactively combine the financial statements of LCNB and Dakin as if the acquisition had occurred at the beginning of the earliest period presented.

The following table presents the revenues of Dakin included as a component of non-interest income, the net income of Dakin, and reconciles the net income and earnings per common share previously reported by LCNB to those items presented in the accompanying financial statements (thousands, except earnings per common share):

                                            Three Months Ended
                                                March 31,
                                          2001             2000
                                          ----             ----
  Dakin Insurance Agency, Inc.:
    Revenues prior to acquisition       $    -              182
    Revenues since acquisition             395                -
                                         -----            -----
                                        $  395              182
                                         =====            =====
  Net income:
    Consolidated LCNB Corp.             $1,278            1,194
    Dakin Insurance Agency, Inc.            79               (9)
                                         -----            -----
                                        $1,357            1,185
                                         =====            =====

  Earnings per common share:
    As previously reported                               $  .68
    As restated                                             .67


NOTE 4 - LOANS
Major classifications of loans at March 31, 2001 and December 31, 2000 are as follows (thousands):

                                               March 31,    December 31,
                                                 2001          2000
                                               --------     -----------
  Commercial and industrial                    $ 39,249     $ 36,449
  Commercial, secured by real estate             61,223       59,043
  Residential real estate                       184,323      185,013
  Consumer, excluding credit card                42,000       40,860
  Agricultural                                    1,690        2,238
  Credit card                                     2,336        3,049
  Other loans                                       727          863
  Lease financing                                 2,119        2,219
                                                -------      -------
                                                333,667      329,734
  Deferred net origination costs                    682          705
                                                -------      -------
                                                334,349      330,439
  Allowance for loan losses                      (2,000)      (2,000)
                                                -------      -------
  Loans - net                                  $332,349      328,439
                                                =======      =======

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets. The unpaid principal balances of those loans at March 31, 2001 and December 31, 2000 were $14,060,000 and $14,046,000, respectively. Loans sold to the FHLMC during the quarter ended March 31, 2001 totaled $554,000. No loans were sold to the FHLMC during the quarter ended March 31, 2000.

Changes in the allowance for loan losses were as follows (thousands):
                                               March 31,     March 31,
                                                 2001          2000
                                               ---------     ---------
  Balance - beginning of year                   $2,000        2,000
  Provision for loan losses                         57           34
  Charge offs                                      (64)         (48)
  Recoveries                                         7           14
                                                 -----        -----
  Balance - end of period                       $2,000        2,000
                                                 =====        =====

There were no nonaccrual loans at March 31, 2001 or December 31, 2000.

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Shareholders and Board of Directors
LCNB Corp.


We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2001, and the related consolidated statements of income, and cash flows for each of the three-month periods ended March 31, 2001 and 2000, and the related consolidated statement of comprehensive income and changes in shareholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000 (presented herein), and the related consolidated statements of income, comprehensive income and changes in shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 13, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects.




                                      /s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
April 25, 2001

                              LCNB Corp. and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


COMPARATIVE FINANCIAL INFORMATION
Effective May 18, 1999, Lebanon Citizens National Bank was reorganized into a one-bank holding company structure. On April 11, 2000, LCNB Corp., the new consolidated holding company, pursuant to the Gramm-Leach-Bliley Act, elected to become a financial holding company. Additionally, effective April 11, 2000, LCNB acquired Dakin. The transaction has been accounted for using the pooling method of accounting. Accordingly, the financial information included herein has been restated to retroactively combine the financial statements of LCNB and Dakin as if the acquisition had occurred at the beginning of the earliest period. Comparative earnings per share information is presented on a pro forma basis.


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


RESULTS OF OPERATIONS
LCNB earned $1,357,000 for the three months ended March 31, 2001, which was $172,000 or 14.5% greater than the $1,185,000 earned during the three months ended March 31, 2000. Earnings per share were $0.76 for the first quarter of 2001, compared with $0.67 per share earned in the first quarter of 2001. Annualized performance ratios for the 2001 period included a return on average assets of 1.21% and a return on average equity of 11.67%, compared with 1.10% and 11.09%, respectively, for the comparable period in 2000.

The increase in earnings is primarily due to a $213,000 increase in insurance agency commissions and a $91,000 increase in net interest income.

NET INTEREST INCOME

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities. The table below presents, for the first quarter of 2001 and 2000, average balances for the different types of interest earning assets and interest bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

The table below presents net interest income, average balances and average rates.
                                                 2001                                 2000
                                   -------------------------------      --------------------------------
                                   Average      Income/    Average      Average      Income/     Average
                                   Balance      Expense     Rate        Balance      Expense      Rate
                                                          (Dollars in thousands)
 Interest Earning Assets
  Loans (1)                        $331,501     $7,102       8.69%      $290,168     $6,179       8.56%
  Federal funds sold                 10,107        127       5.10%         5,023         70       5.60%
  Deposits in banks                       -          -          -%         5,493         70       5.13%
  Federal Reserve Bank stock            647          -          -%           647          -          -%
  Federal Home Loan Bank stock        1,741          -          -%             -          -          -%
  Investment securities
   Taxable                           45,362        663       5.93%        76,867      1,021       5.34%
   Nontaxable (2)                    32,610        565       7.03%        26,000        529       8.18%
                                    -------      -----                   -------      -----
     Total earning assets           421,968      8,457       8.13%       404,198      7,869       7.83%
   Nonearning assets                 35,657                               32,905
   Allowance for loan losses         (2,002)                              (2,002)
                                    -------                              -------
       Total assets                $455,623                             $435,101
                                    =======                              =======

 Interest Bearing Liabilities
  Deposits                         $348,345      3,960       4.61%      $338,341      3,635       4.32%
  Short-term borrowings (3)             758         11       5.89%         1,050         18       6.89%
  Long-term debt                      6,350        120       7.66%           398          6       6.06%
                                    -------      -----                   -------      -----
     Total interest bearing
      liabilities                   355,453      4,091       4.67%       339,789      3,659       4.33%
                                                 -----                                -----
  Demand deposits                    50,565                               51,338
  Other liabilities                   2,430                                1,010
  Capital                            47,175                               42,964
                                    -------                              -------
       Total liabilities and
        capital                    $455,623                             $435,101
                                    =======                              =======


                                                 2001                               2000
                                   -------------------------------      --------------------------------
                                   Average      Income/    Average      Average      Income/     Average
                                   Balance      Expense     Rate       Balance      Expense       Rate
                                                          (Dollars in thousands)

  Net interest rate spread (4)                               3.46%                                3.50%

  Net interest margin on a
   taxable equivalent basis (5)                 $4,366       4.20%                   $4,210       4.19%

  Ratio of interest earning
   assets to interest bearing
   liabilities                      118.71%                              118.96%

[FN]
  (1)  Includes nonaccrual loans, if any.
  (2) Income from tax-exempt securities is included in interest income on a taxable basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
  (3) Short-term borrowings are limited to demand notes issued to the U.S. Treasury in connection with tax remittances.
  (4) The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
  (5) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

The following table presents the changes in interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2001 as compared to the comparable period in 2000.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.
                                                    Three Months Ended
                                                        March 31,
                                                     2001  vs  2000
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                     (In thousands)
 Interest Earning Assets
  Loans                                        $885        38       923
  Federal funds sold                             63        (6)       57
  Deposits in banks                             (35)      (35)      (70)
  Investment securities
   Taxable                                     (474)      116      (358)
   Nontaxable                                    87       (51)       36
                                                ---       ---       ---
    Total interest income                       526        62       588

 Interest Bearing Liabilities
  Deposits                                      110       215       325
  Short-term borrowings                          (5)       (2)       (7)
  Long-term debt                                112         2       114
                                                ---       ---       ---
    Total interest expense                      217       215       432
                                                ---       ---       ---
      Net interest income                      $309      (153)      156
                                                ===       ===       ===

Net interest income on a fully tax equivalent basis for the first quarter of 2001 totaled $4,366,000, an increase of $156,000 from the first quarter of 2000. Total interest income increased $588,000, partially offset by an increase in total interest expense of $432,000.

The increase in total interest income was primarily due to a $17.8 million increase in average total earning assets and to a change in the mix of earning assets. Average taxable investment securities were approximately $31.5 million less during the first quarter of 2001 as compared to the first quarter of 2000. The proceeds from the sales and maturities of the securities were used to fund growth in the loan portfolio. The average loan balance for the first quarter of 2001 was $41.3 million greater than for the comparable period in 2000.

The increase in total interest expense was due to a $15.7 million increase in average interest-bearing liabilities and to a 34 basis point (a basis point equals 0.01%) increase in the average liability rate. Average interest-bearing deposits increased $10.0 million and average long-term debt increased $6.0 million. Three Federal Home Loan Bank advances of $2.0 million each obtained during June, 2000 account for the increase in long-term debt. The increase in the average liability rate was primarily due to a general increase in market rates during the year 2000.

The net interest margin (net interest income divided by average total earning assets) is a measure of the revenue generated by a financial institution's earning assets, after deducting interest expense. The net interest margin was 4.20% and 4.19% for the first quarter of 2001 and 2000, respectively. The margin remained almost the same, despite the $156,000 increase in net interest income, due to the $17.8 million increase in average total earning assets.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                      Quarter Ended
                                                        March 31,
                                                    2001         2000
                                                       (thousands)
 Balance, beginning of period                     $ 2,000       2,000

  Charge-offs                                          64          48
  Recoveries                                            7          14
                                                    -----       -----
  Net charge-offs                                      57          34
                                                    -----       -----
 Provision for loan losses                             57          34
                                                    -----       -----
 Balance, end of period                           $ 2,000       2,000
                                                    =====       =====

The following table sets forth information regarding the past-due, non-accrual and renegotiated loans of LCNB at the dates indicated:

                                        March 31,      December 31,
                                          2001            2000
                                     -------------     ----------
                                              (thousands)
Loans accounted for on
 non-accrual basis                        $  -              -
Accruing loans which are
 past due 90 days or more                   83            341
Renegotiated loans                           -              -
                                            --            ---
     Total                                $ 83            341
                                            ==            ===

The decrease in accruing loans past due 90 days or more is due to a $272,000 commercial loan with financially strong guarantors, which was paid off during 2000.


NON-INTEREST INCOME
Non-interest income of $1,225,000 increased $257,000, or 26.5% in the first quarter of 2001 compared to the first quarter of 2000. Trust income of $208,000 decreased $67,000, or 24.4%, from the first quarter of 2000 due to a decrease in the market value of assets under management, on which fees are based. The decline in asset market value was primarily the result of general market conditions. Total service charges and fees were $64,000, or 12.9%, greater during the first quarter of 2001 primarily due to increases in returned check fees and check card fees. LCNB increased the returned check fee from $20 to $25 in December, 2000. The check card fees increased primarily due to a greater number of cards outstanding during the first quarter, 2001. Insurance agency commissions increased $213,000, or 118.3%, compared to the first quarter of 2000 primarily due to contingency commissions received. Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience. Contingency commissions received during the first quarter, 2001 totaled $189,000, but only $6,000 during the first quarter, 2000. The balance of the increase was generated from commissions received on new and renewing policies.


NON-INTEREST EXPENSE
Total non-interest expense increased $40,000, or 1.2%, during the first quarter, 2001 compared with the first quarter, 2000. Salaries and wages increased $84,000, or 5.9%, due to normal salary and wage increases and to an increase in the number of employees. LCNB had 13 more average full-time equivalent employees during the first quarter, 2001 than during the first quarter, 2000. Pension and other employee benefits increase $30,000, or 7.4%, primarily due to increased pension expense and health insurance costs.
 Equipment expense increased $35,000, or 26.7%, primarily due to depreciation recognized on furniture and equipment purchased during 2000 for the newly constructed Oxford and Goshen offices and the extensively remodeled Columbus Avenue office. Marketing expenses decreased $38,000, or 35.2%, due to timing of major promotional campaigns. The first quarter, 2000 costs included a loan campaign while the first quarter, 2001 did not have any major promotions. Management expects that total marketing expenses for 2001 will be similar to total costs during 2000. Other non-interest expense decreased $41,000, or 5.2%, due to decreased write-offs of returned checks, decreased office supplies and printing costs due to expense control initiatives established during 2000, and the absence of costs related to the Dakin acquisition. These positive variances were partially offset by increased
ATM expenses largely due to the increased number of ATMs in LCNB's network.


FINANCIAL CONDITION
The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                   CONDENSED AVERAGE QUARTERLY BALANCE SHEETS
                                                  (thousands)
                                     March 31,   December 31,   September 30,
                                       2001         2000           2000
ASSETS
 Interest-earning:
  Interest-bearing deposits
   with banks                       $      -          147          5,492
  Federal funds sold                  10,107       11,683         10,207
  Securities available for sale       80,360       86,523         90,598
  Loans                              331,501      326,887        317,113
                                     -------      -------        -------
    Total interest-earning assets    421,968      425,240        423,410
                                     -------      -------        -------
Noninterest-earning:
  Cash and due from banks             16,255       15,680         14,842
  All other assets                    19,402       18,649         19,313
  Allowance for credit losses         (2,002)      (2,003)        (2,002)
                                     -------      -------        -------
       Total assets                 $455,623      457,566        455,563
                                     =======      =======        =======
LIABILITIES
 Interest bearing:
  Interest-bearing deposits         $348,345      349,479        350,456
  Short-term borrowings                  758          663            728
  Long-term debt                       6,350        6,325          6,301
                                     -------      -------        -------
    Total interest-bearing
     liabilities                     355,453      356,467        357,485



                                   CONDENSED AVERAGE QUARTERLY BALANCE SHEETS
                                                  (thousands)
                                     March 31,   December 31,   September 30,
                                       2001         2000           2000
Noninterest-bearing:
  Noninterest-bearing deposits        50,565       53,007         51,703
  All other liabilities                2,430        2,183          1,737
                                     -------      -------        -------
       Total liabilities             408,448      411,657        410,925

SHAREHOLDERS' EQUITY                  47,175       45,909         44,638
                                     -------      -------        -------
       Total liabilities and
        shareholders' equity        $455,623      457,566        455,563
                                     =======      =======        =======

Total average assets decreased $1.9 million in the first quarter of 2001 when compared to the fourth quarter of 2000, but was approximately level with total average assets for the third quarter, 2000. During the three quarters shown, LCNB did not renew the interest-bearing deposits with banks as they matured and used the proceeds to fund loan growth. Most of the loan growth occurred in the commercial loan and real estate mortgage loan categories. Likewise, securities available for sale continued to decrease, as the proceeds from maturities, calls, and some sales were used to fund loan growth. LCNB continues to shift assets from lower yielding security investments into the higher yielding loan portfolio.

On the liability side, interest-bearing deposits continued a gradual decline during the quarters shown partially due to management's decision not to bid on public fund deposits that matured during the fourth quarter, 2000. The lower rate transaction accounts, such as NOW accounts and savings accounts, have generally declined during the periods indicated while the premium rate transaction accounts, such as the money fund investment accounts and prime savings, have increased. Average other time deposits declined when comparing the fourth and third quarters of 2000, but grew slightly during the first quarter, 2001. The following table shows the average balances for different types of interest-bearing deposits for the three quarters (thousands):

                                            2001       2000       2000
  NOW accounts and premier checking      $ 44,153     46,895     47,978
  Money fund investment accounts           43,230     42,298     33,372
  Savings accounts                         29,218     30,661     31,395
  Prime savings                            60,777     55,640     51,939
  IRA accounts                             30,442     30,390     30,312
  Certificates greater than $100,000       37,842     41,429     50,225
  Other time certificates                 102,683    102,166    105,235
                                          -------    -------    -------
                                         $348,345    349,479    350,456
                                          =======    =======    =======

CAPITAL
Lebanon Citizens and LCNB Corp. are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. . Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. A summary of the regulatory capital and capital ratios of LCNB follows (thousands):

                                              At                At
                                           March 31,       December 31,
                                             2001              2000
Regulatory Capital:
 Shareholders' equity                     $ 47,596            46,310
 Goodwill and other intangibles             (4,087)           (4,210)
 Net unrealized securities losses           (1,009)             (281)
                                            ------            ------
   Tier 1 risk-based capital                42,500            41,819

 Eligible allowance for loan losses          2,000             2,000
                                            ------            ------
  Total risk-based capital                $ 44,500            43,819
                                            ======            ======
Capital Ratios:
 Total risk-based                            14.93%            14.88%
 Tier 1 risk-based                           14.26%            14.20%
 Leverage                                     9.41%             9.22%

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, to be run consecutively and commence immediately. The shares purchased will be held for future corporate purposes.

The first stock repurchase program is an "Odd Lot Repurchase Program." Under the terms of this program, LCNB offered to purchase all the shares of any shareholder who owns 100 or fewer shares of LCNB. The purchase price is $40 per share, which is the fair market value per share on April 12, 2001, plus an additional $5.50 premium. All expenses for this program will be paid by LCNB. Letters were mailed to eligible shareholders on April 20, 2001, and the offer expires on June 4, 2001. By minimizing the number of shareholders with 100 or fewer shares, LCNB expects to reduce various expenses associated with servicing small shareholder accounts.

The second repurchase program is a "Market Repurchase Program." LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker.

The third program is a "Private Sale Repurchase Program." This program is available to shareholders who wish to sell large blocks of stock at one time. Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.


LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of LCNB. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's primary market area. LCNB does not solicit brokered deposits as a funding source. The liquidity of LCNB is enhanced by the fact that 88.0% of total deposits at March 31, 2001 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. Total loans to deposits were 82% and 84%, at March 31, 2001 and December 31, 2000, respectively.

At March 31, 2001, LCNB liquid assets amounted to $111.7 million or 24.0% of total gross assets, an increase from $100.8 million or 22.3% at December 31, 2000. Secondary sources of liquidity include LCNB's ability to sell loan participations, borrow funds from the Federal Home Loan Bank and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. LCNB experienced no liquidity or operational problems as a result of the current liquidity levels.



Item 3.  Quantitative and Qualitative Disclosures about Market Risks

For a discussion of LCNB's asset and liability management policies and gap analysis for the year ended December 31, 2000 see Item 7A, Quantitative and Qualitative Disclosures about Market Risks, in the recently filed Form 10-K for the year ended December 31, 2000. There have been no material changes in LCNB's market risks, which for LCNB is primarily interest rate risk.

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

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K


     a. Exhibits

         None

     b. The Company was not required to file Form 8-K for the quarter ended March 31, 2001.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     LCNB Corp.
                                     Registrant



Date: April 30, 2001                 /s/Steve P. Foster
                                     --------------------
                                     Steve P. Foster
                                     Executive Vice President
                                     and Chief Financial Officer