Form 10-Q
period 2001-06-30
LCNB CORP
filed 2001-07-31
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 2001

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of July 28, 2001, was 1,765,147 shares.

                                  LCNB Corp.

                                   INDEX

                                                                   Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets -
               June 30, 2001, and December 31, 2000 . . . . . . . . . 1

              Consolidated Statements of Income -
               Three and Six Months Ended June 30, 2001 and 2000  . . 2

              Consolidated Statements of Comprehensive
               Income and Changes in Shareholders' Equity -
               Year Ended December 31, 2000 and Six Months
               Ended June 30, 2001  . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2001 and 2000  . . . . . . . 4

              Notes to Consolidated Financial Statements .  . . . .. 5-9

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . .10-22

Item 3.  Quantitative and Qualitative Disclosures
          about Market Risks . . . . . . . . . . . . . . . . . . . . .22


Part II.  Other Information

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 23

      Item 2.  Changes in Securities and Use of Proceeds  . . . . . . 23

      Item 3.  Defaults by the Company on its Senior Securities . . . 23

      Item 4.  Submission of Matters to a Vote of Security Holders  . 23

      Item 5.  Other Information  . . . . . . . . . . . . . . . . . . 23

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 23

Part I - Financial Information
Item 1.  Financial Statements

                             LCNB Corp. and Subsidiaries
                            Consolidated Balance Sheets
                     At June 30, 2001, and December 31, 2000
                                    (thousands)
                                                  June 30,    December 31,
                                                    2001          2000
                                                (unaudited)        (a)
ASSETS:
 Cash and due from banks                          $ 11,804        18,262
 Federal funds sold                                 17,025             -
                                                   -------       -------
   Total cash and cash equivalents                  28,829        18,262

 Federal Reserve Bank stock                            647           647
 Federal Home Loan Bank stock                        2,024         1,741
 Securities available for sale, at
  market value                                      81,094        82,506

 Loans                                             332,260       330,439
   Less-allowance for loan losses                    2,000         2,000
                                                   -------       -------
   Net loans                                       330,260       328,439

 Premises and equipment, net                        10,790        10,502
 Accrued income receivable                           3,091         3,139
 Intangible assets                                   3,965         4,210
 Other assets                                        1,392         1,554
                                                   -------       -------
     TOTAL ASSETS                                 $462,092       451,000
                                                   =======       =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                             $ 53,307        51,697
  Interest-bearing                                 347,541       343,089
                                                   -------       -------
   Total deposits                                  400,848       394,786
 Long-term debt                                      8,331         6,356
 Accrued interest and other liabilities              4,840         3,548
                                                   -------       -------
     TOTAL LIABILITIES                             414,019       404,690
                                                   -------       -------

SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  4,000,000 shares; issued and outstanding
  1,765,347 shares at June 30, 2001 and
  1,775,942 shares at December 31, 2000             10,560        10,560
 Surplus                                            10,553        10,553
 Retained earnings                                  26,215        24,916
 Treasury shares, at cost, 10,595 shares
   at June 30, 2001                                  (420)            -
 Accumulated other comprehensive
  income, net of taxes                               1,165           281
                                                   -------       -------
      TOTAL SHAREHOLDERS' EQUITY                    48,073        46,310
                                                   -------       -------
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $462,092       451,000
                                                   =======       =======

(a) Financial information as of December 31, 2000, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                                LCNB Corp. and Subsidiaries
                             Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)
                                    Three Months Ended      Six Months Ended
                                         June 30                 June 30
                                    ------------------      ----------------
                                      2001       2000        2001       2000
INTEREST INCOME:
 Interest and fees on loans          $6,916      6,402      14,011     12,581
 Interest on federal funds sold         252         32         379        102
 Interest on deposits in banks            -         74           -        144
 Dividends on Federal Reserve Bank
   and Federal Home Loan Bank stock      51         19          51         19
 Interest on investment securities-
  Taxable                               650        898       1,313      1,919
  Non-taxable                           368        420         741        815
                                      -----      -----      ------     ------
     TOTAL INTEREST INCOME            8,237      7,845      16,495     15,580
                                      -----      -----      ------     ------
INTEREST EXPENSE:
 Interest on deposits                 3,657      3,723       7,617      7,358
 Interest on short-term borrowings        8         37          19         55
 Interest on long-term debt             147         47         267         53
                                      -----      -----      ------     ------
     TOTAL INTEREST EXPENSE           3,812      3,807       7,903      7,466
                                      -----      -----      ------     ------
     NET INTEREST INCOME              4,425      4,038       8,592      8,114
PROVISION FOR LOAN LOSSES                53         48         110         83
                                      ------     -----      ------     ------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       4,372      3,990       8,482      8,031
                                      -----      -----      ------     ------
NON-INTEREST INCOME:
 Trust income                           197        285         405        560
 Service charges and fees               583        523       1,144      1,020
 Net gain (loss) on sale of
  securities                             (1)         1          17        (13)
 Insurance agency commissions           299        235         692        415
 Other operating income                  35         32          80         62
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST INCOME        1,113      1,076       2,338      2,044
                                      -----      -----      ------     ------

NON-INTEREST EXPENSE:
 Salaries and wages                   1,461      1,425       2,957      2,837
 Pension and other employee benefits    378        337         812        741
 Equipment                              162        131         328        262
 Occupancy, net                         266        274         522        532
 State franchise tax                    131        117         262        242
 Marketing                              103         77         173        185
 Intangible amortization                128        162         257        325
 Other                                  750        746       1,492      1,529
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST EXPENSE       3,379      3,269       6,803      6,653
                                      -----      -----      ------     ------
     INCOME BEFORE INCOME TAXES       2,106      1,797       4,017      3,422
PROVISION FOR INCOME TAXES              570        505       1,124        945
                                      -----      -----      ------     ------
     NET INCOME                      $1,536      1,292       2,893      2,477
                                      =====      =====      ======     ======

Dividends declared per common share  $ 0.45       0.30        0.90        .60

Basic earnings per common share      $ 0.87       0.73        1.63       1.39

Average shares outstanding (000's)    1,772      1,776       1,774      1,776


The accompanying notes to financial statements are an integral part of these statements.

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Comprehensive Income
                          and Changes in Shareholders' Equity
                                      (thousands)
                                      (unaudited)
                                                                   Accumulated
                                                                      Other          Total
                               Common           Retained  Treasury Comprehensive  Shareholders'Comprehensive
                               Shares  Surplus  Earnings    Shares    Income        Equity          Income
Balance January 1, 2000       $10,560   10,553    22,872         -   (1,298)        42,687

Comprehensive Income:
 Net income                                        5,240                             5,240           $5,240
 Net unrealized loss on
  available-for-sale securities
  (net of taxes of $817)                                              1,587          1,587            1,587
 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  tax benefit of $4)                                                     (8)            (8)              (8)
                                                                                                      -----
Total comprehensive income                                                                           $6,819
                                                                                                      =====
Cash dividends declared
 ($1.80 per share)                                (3,196)                           (3,196)
                              ------    ------    ------    ------   ------         ------
Balance December 31, 2000    $10,560    10,553    24,916         -      281         46,310

Comprehensive Income:
 Net income                                        2,893                             2,893           $2,893

 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $461)                                                895            895              895

 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  taxes of $6)                                                          (11)           (11)             (11)
                                                                                                      -----
Total comprehensive income                                                                           $3,777
                                                                                                      =====
Treasury shares purchased                                     (420)                   (420)

Cash dividends declared                           (1,594)                           (1,594)

                              ------    ------    ------    ------   ------         ------
Balance June 30, 2001        $10,560    10,553    26,215      (420)   1,165         48,073
                              ======    ======    ======    ======   ======         ======


The accompanying notes to financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                           Six Months Ended
                                                               June 30
                                                         ------------------
                                                            2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 2,893     2,477
 Adjustments for non-cash items -
  Depreciation and amortization                            1,039       981
  Provision for loan losses                                  110        83
  Deferred tax benefit                                       (64)      (98)
  Realized (gain) loss on sales of securities                (20)       13
  Origination of mortgage loans for sale                  (4,098)        -
  Proceeds from sales of mortgage loans                    4,113         -
  (Increase) decrease in accrued income receivable            48        68
  Other, net                                                (272)     (300)
                                                          ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          3,749     3,224
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                 6,716    12,030
 Proceeds from sales of securities available for sale      7,209     3,988
 Purchases of securities available for sale              (11,279)   (5,517)
 Purchase of Federal Home Loan Bank stock                   (252)     (427)
 Net increase in loans                                    (2,144)  (26,393)
 Purchases of premises and equipment                        (911)   (2,131)
 Proceeds from sale of premises and equipment                188         -
                                                          ------    ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (473)  (18,450)
                                                          ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                    6,062     5,247
 Net change in short-term borrowings                       1,268     6,282
 Proceeds from long-term debt                              2,000         -
 Principal payments on note payable                          (25)        -
 Cash dividends paid                                      (1,594)   (1,065)
 Purchase of treasury shares                                (420)        -
                                                          ------    ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        7,291    10,464
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS              10,567    (4,762)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          18,262    24,140
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $28,829    19,378
                                                          ======    ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 8,103     7,452
 Income taxes paid                                         1,200     1,014


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

The financial information presented on pages one through eight of this Form 10-Q has been subject to a review by J.D. Cloud & Co., L.L.P., LCNB's independent certified public accountants, as described in their report on page nine.

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

Results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2000
Form 10-K filed with the Securities and Exchange Commission.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. LCNB's capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.


NOTE 3 - ACQUISITION
On April 11, 2000, Dakin was acquired and became a wholly-owned subsidiary of LCNB. Under the terms of the agreement, Dakin shareholders received
15,942 shares of LCNB common stock in a private offering. The transaction qualifies as a tax-free reorganization and has been accounted for using the pooling method of accounting. Accordingly, the consolidated financial statements of LCNB have been restated to retroactively combine the financial statements of LCNB and Dakin as if the acquisition had occurred at the beginning of the earliest period presented.


NOTE 4 - LOANS
Major classifications of loans at June 30, 2001 and December 31, 2000 are as follows (thousands):

                                               June 30,     December 31,
                                                 2001          2000
                                               --------     -----------
  Commercial and industrial                    $ 39,760     $ 36,449
  Commercial, secured by real estate             64,439       59,043
  Residential real estate                       176,063      185,013
  Consumer, excluding credit card                43,347       40,860
  Agricultural                                    2,438        2,238
  Credit card                                     2,471        3,049
  Other loans                                       976          863
  Lease financing                                 2,076        2,219
                                                -------      -------
                                                331,570      329,734
  Deferred net origination costs                    690          705
                                                -------      -------
                                                332,260      330,439
  Allowance for loan losses                      (2,000)      (2,000)
                                                -------      -------
  Loans - net                                  $330,260      328,439
                                                =======      =======

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets. The unpaid principal balances of those loans at June 30, 2001 and December 31, 2000 were $16,597,000 and $14,046,000, respectively. Loans sold to the FHLMC during the three and six months ended June 30, 2001 totaled $3,544,000 and $4,098,000. No loans were sold to the FHLMC during the three and six months ended June 30, 2000.

Changes in the allowance for loan losses were as follows (thousands):
                                                June 30,      June 30,
                                                 2001          2000
                                               ---------     ---------
  Balance - beginning of year                   $2,000        2,000
  Provision for loan losses                        110           83
  Charge offs                                     (134)        (107)
  Recoveries                                        24           24
                                                 -----        -----
  Balance - end of period                       $2,000        2,000
                                                 =====        =====

There were no nonaccrual loans at June 30, 2001 or December 31, 2000.


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", on July 20, 2001.

SFAS No. 141 provides that all business combinations shall be accounted for using the purchase method of accounting; the use of the pooling-of-interests method will be prohibited. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001 or all business combinations accounted for by the purchase method that are completed after June 30, 2001. LCNB was not involved in any business combination discussions on June 30, 2001.

SFAS No 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Accordingly, LCNB will adopt the statement on January 1, 2002. Upon initial application of SFAS No. 142, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 shall be accounted for in accordance with the provisions of this statement. An initial impairment test is to be completed on all goodwill within six months of initially applying the statement. Any impairment loss recognized as a result of completing the initial impairment test is to be recognized in the first interim period financial statements, regardless of the interim period in which the measurement of the loss is completed.

Included in intangible assets of $3,965,000 at June 30, 2001, was goodwill totaling $1,349,000. The goodwill is being amortized over 15 years; approximately $59,000 was amortized to expense during the first half of 2001. In accordance with SFAS No. 142, LCNB will discontinue amortizing goodwill and will perform the required impairment tests. The first impairment test will be completed on or before June 30, 2002 and the corresponding impairment loss, if any, recognized in the 2002 financial statements.

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Shareholders and Board of Directors
LCNB Corp.


We have reviewed the accompanying consolidated balance sheet of LCNB Corp.
and subsidiaries as of June 30, 2001, and the related consolidated statements of income, and cash flows for each of the three-month and six-month periods ended June 30, 2001 and 2000, and the related consolidated statement of comprehensive income and changes in shareholders' equity for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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




                                      /s/ J.D. Cloud & Co. L.L.P.
                                      ---------------------------
                                      J.D. Cloud & Co. L.L.P.


Cincinnati, Ohio
July 26, 2001

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

RESULTS OF OPERATIONS
LCNB earned $1.536 million, or $0.87 per share, for the three months ended June 30, 2001 compared to $1.292 million, or $0.73 per share, for the three months ended June 30, 2000. The return on average assets (ROAA) was 1.26% and the return on average equity (ROAE) was 12.25% for the second quarter of 2001, compared with an ROAA of 1.19% and an ROAE of 11.94% for the second quarter of 2000.

LCNB earned $2.893 million, or $1.63 per share, during the first six months of 2001 compared to $2.477 million, or $1.39 per share, for the first six months of 2000. The ROAA and ROAE for the first six months of 2001 were 1.26% and 12.25%, respectively. The comparable ratios for the first six months of 2000 were 1.14% and 11.52%, respectively.


NET INTEREST INCOME
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities. The following table presents, for the three and six months ended June 30, 2001 and 2000, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

                                    Three Months Ended      Six Months Ended
                                         June 30                 June 30
                                    ------------------      ----------------
                                      2001       2000        2001       2000
                                              (Dollars in thousands)
Interest-earning Assets:
  Average balance (1)               $437,510   408,810      429,782   406,504
  Interest income (2)                  8,427     7,988       16,877    15,857
  Average rate                         7.73%     7.86%        7.92%     7.84%

Interest-bearing Liabilities:
  Average balance                    367,632   343,362      361,576   340,597
  Interest expense                     3,812     3,807        7,903     7,466
  Average rate                         4.16%     4.46%        4.41%     4.40%

Net interest income                    4,615     4,181        8,974     8,391

Net interest margin on a
  taxable equivalent basis (3)         4.23%     4.11%        4.21%     4.15%

  (1)  Includes nonaccrual loans, if any.
  (2) Income from tax-exempt securities is included in interest income on a taxable basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
  (3) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.


THREE MONTHS ENDED JUNE 30, 2001 VS. 2000
The following table presents the changes in interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2001 as compared to the comparable period in 2000. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

                                                   Three Months Ended
                                                        June 30,
                                                     2001  vs  2000
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                     (In thousands)
 Interest-earning Assets
  Loans                                      $  605       (91)       514
  Federal funds sold                            227        (7)       220
  Deposits in banks                             (37)      (37)       (74)
  Federal Reserve Bank stock                      -         1          1
  Federal Home Loan Bank stock                   29         2         31
  Investment securities
   Taxable                                     (194)      (54)      (248)
   Nontaxable                                   176      (181)        (5)
                                             ------       ---      -----
    Total interest income                       806      (367)       439

 Interest-bearing Liabilities
  Deposits                                      291      (357)       (66)
  Short-term borrowings                         (19)      (10)       (29)
  Long-term debt                                105        (5)       100
                                             ------       ---      -----
    Total interest expense                      377      (372)         5
                                             ------       ---      -----
      Net interest income                    $  429         5        434
                                             ======       ===      =====

Net interest income on a fully tax equivalent basis for the three months ended June 30, 2001 totaled $4,615,000, an increase of $434,000 from the comparable period in 2000. Total interest income increased $439,000, offset slightly by an increase in total interest expense of $5,000.

The increase in total interest income was primarily due to a $28.7 million increase in average total earning assets, partially offset by a 13 basis point (a basis point equals 0.01%) reduction in the average rate earned. The slight increase in total interest expense was primarily due to a $24.3 million increase in average interest-bearing liabilities, almost entirely offset by a 30 basis point decrease in the average rate paid.

The increase in average earning assets was primarily due to a $29.2 million increase in the average loan portfolio and a $20.7 million increase in average federal funds sold, which is a short-term type of investment. A $23.0 million decrease in average investment securities and deposits in other banks, along with a $24.3 million increase in average interest-bearing liabilities were used to fund the loan and federal funds sold increases. The increase in average interest-bearing liabilities was primarily from a $20.0 million increase in average interest-bearing deposits and a $6.0 million increase in average long-term debt. Three Federal Home Loan Bank advances of $2.0 million each obtained during June, 2000 and a $2.0 million Federal Home Loan Bank advance obtained in April, 2001 account for the increase in long-term debt. Growth in the debt. Growth in the money fund investment account and prime savings, both premium rate savings accounts, account for the increase in average deposits. Management theorizes that, due to the falling rate economic environment, investors are reducing long-term investments and placing the funds in highly liquid, short-term instruments. This means that much of the recent growth in deposits could be quickly withdrawn when interest rates start to increase again. Management is attempting to lock-in a portion of these funds by offering special rates and terms on selected certificate of deposit products.

The decrease in average rates earned and paid between the three months ended June 30, 2001 and 2000 reflects a general decline in market rates primarily caused by decreases in the federal funds rate approved by the Open Market Committee of the Federal Reserve Board.


SIX MONTHS ENDED JUNE 30, 2001 VS. 2000
The following table presents the changes in interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2001 as compared to the comparable period in 2000.

                                                     Six Months Ended
                                                        June 30,
                                                     2001  vs  2000
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                     (In thousands)
 Interest-earning Assets
  Loans                                      $1,487       (57)     1,430
  Federal funds sold                            293       (16)       277
  Deposits in banks                             (72)      (72)      (144)
  Federal Reserve Bank stock                      -         1          1
  Federal Home Loan Bank stock                   29         2         31
  Investment securities
   Taxable                                     (533)      (73)      (606)
   Nontaxable                                   (64)       95         31
                                             ------       ---      -----
    Total interest income                     1,140      (120)     1,020





 Interest-bearing Liabilities
  Deposits                                      344       (85)       259
  Short-term borrowings                         (26)      (10)       (36)
  Long-term debt                                217        (3)       214
                                             ------       ---      -----
    Total interest expense                      535       (98)       437
                                             ------       ---      -----
      Net interest income                    $  605       (22)       583
                                             ======       ===      =====

Net interest income on a fully tax equivalent basis for the first half of 2001 totaled $8,974,000, an increase of $583,000 from the first half of 2000.
Total interest income increased $1,020,000, partially offset by an increase in total interest expense of $437,000.

The increase in total interest income was primarily due to a $23.3 million increase in average total earning assets and to a change in the mix of earning assets. Average loans increased $35.3 million and average federal funds sold increased $12.9 million, while average taxable investment securities and deposits in other banks decreased approximately $26.7 million. The proceeds from the sales and maturities of the securities and deposits in other banks were used to fund growth in the loan portfolio and in federal funds sold. Also helping to fund loan growth was a $21.0 million increase in interest-bearing liabilities.

The increase in total interest expense was primarily due to a $16.0 million increase in average interest-bearing deposits and to a $6.0 million increase in average long-term debt, for substantially the same reasons discussed in the previous section.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                             Quarter Ended    Six Months Ended
                                                June 30,           June 30,
                                              2001     2000     2001      2000
                                               (thousands)        (thousands)
Balance, beginning of period               $2,000    2,000      2,000    2,000
                                            -----    -----      -----    -----
Charge-offs                                    70       59        134      107
Recoveries                                     17       11         24       24
                                            -----    -----      -----    -----
Net charge-offs                                53       48        110       83
                                            -----    -----      -----    -----



Provision for loan losses                      53       48        110       83
                                            -----    -----      -----    -----

Balance, end of period                     $2,000    2,000      2,000    2,000
                                           ======   ======     ======   ======

Charge-offs for the first half of 2001 and 2000 are attributable to consumer loans, including $23,000 and $19,000 in credit card charge-offs for 2001 and 2000, respectively.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                        June 30     December 31
                                         2001         2000
                                       --------    -----------
                                            (thousands)
Loan accounted for on
 non-accrual basis                      $  -               -
Accruing loans which are
 past due 90 days or more                 93             111
Renegotiated loans                         -               -
                                         ---             ---
   Total                                $ 93             111
                                         ===             ===

Accruing loans which are past due 90 days or more at June 30, 2001 and December 31, 2000 consist of installment loans and loans secured by 1-4 family residential property


NON-INTEREST INCOME
Total non-interest income of $1,113,000 increased $37,000 or 3.4% during the second quarter of 2001 compared to the second quarter of 2000 primarily due to increases in service charges and fees and insurance agency commissions, partially offset by a decrease in trust income. Total service charges and fees increased $60,000 or 11.5% primarily due to increases in return check fees and check card income. LCNB increased the returned check fee from $20 to $25 in December, 2000. The check card fees increased primarily due to a greater number of cards outstanding during the second quarter, 2001.
Insurance agency commissions increased $64,000 or 27.2% primarily due to an increase in the volume of new policies written. Since being acquired by LCNB in April, 2000, Dakin has opened offices in 5 LCNB offices and has added agents to operate the new offices. Trust income decreased $88,000 or 30.9% due to a decrease in the market value of assets under management, on which fees are based. The decline in asset market value was primarily the result of general market conditions.

Total non-interest income for the first six months of 2001 was $294,000 or 14.4% greater than for the comparable period in 2000 primarily due to increases in service charges and fees and insurance agency commissions, partially offset by a decrease in trust income. Service charges and fees increased $124,000 or 12.2% and trust income decreased $155,000 or 27.7% for substantially the same reasons mentioned above. Insurance agency commissions for the first half of 2001 were $277,000 or 66.7% greater than for the first half of 2000 largely due to contingency commissions received during the first quarter, 2001. Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience. Contingency commissions received during the first quarter, 2001 totaled $189,000, but only $6,000 during the first quarter, 2000. The balance of the increase was generated from commissions received on new and renewing policies.


NON-INTEREST EXPENSE
Total non-interest expense increased $110,000 or 3.4% in the second quarter, 2001 compared with the second quarter, 2000 and $150,000 or 2.3% during the first six months of 2001 compared with the first six months of 2000. The following table shows the increases or decreases for various expense categories for the three and six months ended June 30, 2001 as compared to same periods in 2000:

                                Increase (Decrease)   Increase (Decrease)
                                  3 Months Ended         6 Months Ended
                                  June 30, 2001          June 30, 2001
                                    $        %             $        %
                                         (Dollars in thousands)
Salaries and wages                $ 36      2.5%         $120      4.2%
Pension and other
  employee benefits                 41     12.2            71      9.6
Equipment                           31     23.7            66     25.2
Occupancy, net                      (8)    (2.9)          (10)    (1.9)
State franchise tax                 14     12.0            20      8.3
Marketing                           26     33.8           (12)    (6.5)
Intangible amortization            (34)   (21.0)          (68)   (20.9)
Other                                4      0.5           (37)    (2.4)
                                  ----                   ----
Totals                            $110      3.4          $150      2.3
                                  ====                   ====

Salaries and wages increased due to normal salary and wage increases, an increase in the number of employees, and increased commissions paid Dakin's agents because of the increase in the volume of policies written. Pension and other employee benefits increased due to higher pension expense and health insurance costs. Equipment expense increased primarily due to depreciation recognized on furniture and equipment purchased during 2000 for the newly constructed Oxford and Goshen offices and the extensively remodeled Columbus Avenue office. Marketing was $26,000 greater during the second quarter, 2001 compared to the second quarter, 2000, but $12,000 lower for the first half of 2001 compared to the same period in 2000. This is due to timing of promotional campaigns. Management expects that total marketing expenses for 2001 will be similar to total costs for 2000. Other non-interest expense decreased $37,000 for the six months ended June 30, 2001 compared to the same period in the previous year due to decreased write-offs of returned checks, decreased office supplies and printing costs due to expense control initiatives established during 2000, and the absence of costs related to the Dakin acquisition. These positive variances were partially offset by increased ATM expenses largely due to the increased number of ATMs in LCNB's network.

On June 29, 2001, LCNB signed a contract with Jack Henry & Associates for replacement of LCNB's core processing system, including computer hardware and software. Conversion from the current system to the new system is tentatively scheduled for the third quarter of 2002, but some enhancements and improvements will be installed in 2001 and 2003. Management believes the operating efficiencies and improved customer service the new system will provide will be beneficial to LCNB in the long run, but, as with most improvements, there will be a cost. Anticipated software and hardware costs total approximately $1,086,000, which will be capitalized and charged to depreciation expense over the estimated lives of the assets, primarily seven years. The current system is approximately eleven years old and is fully depreciated, so equipment expense in future years will increase by the amount of the depreciation. Costs of converting data files from the current to the new system and costs of training employees on the new system are expected to total $8,000 during 2001, $129,000 during 2002 and $31,000 during 2003 and will be expensed as incurred.

FINANCIAL CONDITION
The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                          CONDENSED AVERAGE BALANCE SHEETS
                                                   (thousands)
                                         June 30,   March 31,    December 31,
                                          2001        2001           2000
ASSETS
Interest-earning:
  Interest-bearing deposits with banks  $      -           -            147
  Federal funds sold                      22,729      10,107         11,683
  Securities available for sale           81,351      80,360         86,523
  Loans                                  333,430     331,501        326,887
                                         -------     -------        -------

Total interest-earning assets            437,510     421,968        425,240

Noninterest-earning:
  Cash and due from banks                 16,556      16,255         15,680
  All other assets                        18,695      19,402         18,649
  Allowance for credit losses             (2,003)     (2,002)        (2,003)
                                         -------     -------        -------
Total assets                            $470,758     455,623        457,566
                                         =======     =======        =======

LIABILITIES
Interest-bearing:
  Interest-bearing deposits             $358,464     348,345        349,479
  Short-term borrowings                      841         758            663
  Long-term debt                           8,327       6,350          6,325
                                         -------     -------        -------
Total interest-bearing liabilities       367,632     355,453        356,467

Noninterest-bearing:
  Noninterest-bearing deposits            52,783      50,565         53,007
  All other liabilities                    2,283       2,430          2,183
                                         -------     -------        -------
Total liabilities                        422,698     408,448        411,657

SHAREHOLDERS' EQUITY                      48,060      47,175         45,909
                                         -------     -------        -------
Total liabilities and shareholders'
  equity                                $470,758     455,623        457,566
                                         =======     =======        =======

Total average assets increased approximately $15.1 million during the second quarter, 2001 when compared to the first quarter, 2001. Most of the growth, approximately $12.6 million, was in federal funds sold, which is a short-term investment vehicle. Average securities available for sale and average loans did not change materially when comparing second and first quarter balances for 2001. LCNB continues to originate new loans, but, beginning during the first quarter, 2001, has been selling substantially all fixed rate residential loans to the Federal Home Loan Mortgage Corporation (FHLMC) immediately after origination. Approximately $4.1 million of real estate loans were sold to FHLMC during the six months ended June 30, 2001, while no loans were sold during 2000. Management began selling the loans after determining that current, historically low market rates for residential loans were not profitable in the long run. Total loans remain level because of growth in the commercial loan portfolio, which had an average balance during the second quarter, 2001 that was $6.0 million greater than for the first quarter, 2000.

Average interest-bearing liabilities for the second quarter, 2001 were $12.2 million greater than for the first quarter, 2001. Average interest-bearing deposits were $10.1 million greater and long-term debt was $2.0 greater. Long-term debt increased due to a $2.0 million advance obtained from the Federal Home Loan Bank on April 2, 2001. Over half of the deposit growth, about $5.4 million, was in LCNB's prime savings product. Average certificates of $100,000 or more and other time certificates grew a combined total of $3.7 million during the second quarter, 2001.


CAPITAL
Lebanon Citizens and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. A summary of the regulatory capital and capital ratios of LCNB follows:

                                             At                At
                                          June 30,         December 31,
                                            2001              2000
Regulatory Capital:
 Shareholders' equity                     $48,073             46,310
 Goodwill and other intangibles            (3,965)            (4,210)
 Net unrealized securities gains           (1,165)              (281)
                                           ------             ------
   Tier 1 risk-based capital               42,943             41,819

Eligible allowance for loan losses          2,000              2,000
                                           ------             ------
  Total risk-based capital                $44,943             43,819
                                          =======             ======

Capital Ratios:
Total risk-based                            15.11%             14.88%
Tier 1 risk-based                           14.44%             14.20%
Leverage                                     9.22%              9.22%


On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, to be run consecutively and commence immediately. The shares purchased will be held for future corporate purposes.

The first stock repurchase program is an "Odd Lot Repurchase Program." Under the terms of this program, LCNB offered to purchase all the shares of any shareholder who owns 100 or fewer shares of LCNB. Letters were mailed to eligible shareholders on April 20, 2001, and the offer expired on June 4, 2001. The purchase price was $40 per share, which was the fair market value per share on April 12, 2001, plus an additional $5.50 premium. All expenses for this program were paid by LCNB. A total of 385 shares were purchased from seven shareholders under this program.

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

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Lebanon Citizens. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Lebanon Citizens does not solicit brokered deposits as a funding source. The liquidity of Lebanon Citizens is enhanced by the fact that 87% of total deposits at June 30, 2001 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At June 30, 2001, Lebanon Citizens liquid assets amounted to $109.9 million or 23.8% of total gross assets, an increase from $100.8 million or 22.3% at December 31,2000. Secondary sources of liquidity include Lebanon Citizens' ability to sell loan participations, borrow funds from the Federal Home Loan Bank and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Lebanon Citizens experienced no liquidity or operational problems as a result of the current liquidity levels.


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", on July 20, 2001.

SFAS No. 141 provides that all business combinations shall be accounted for using the purchase method of accounting; the use of the pooling-of-interests method will be prohibited. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001 or all business combinations accounted for by the purchase method that are completed after June 30, 2001. LCNB was not involved in any business combination discussions on June 30, 2001.

Prior to SFAS No. 142, goodwill was amortized over its estimated life, not to exceed forty years. Under SFAS No 142, goodwill will not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in this statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Accordingly, LCNB will adopt the statement on January 1, 2002. Upon initial application of SFAS No. 142, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 shall be accounted for in accordance with the provisions of this statement. That is, amortization of goodwill should be discontinued and the remaining asset tested for impairment on an annual basis. An initial impairment test is to be completed on all goodwill within six months of initially applying the statement. Any impairment loss recognized as a result of completing the initial impairment test is to be recognized in the first interim period financial statements, regardless of the interim period in which the measurement of the loss is completed.

Included in intangible assets of $3,965,000 at June 30, 2001, was goodwill totaling $1,349,000. The goodwill is being amortized over 15 years; approximately $59,000 was amortized to expense during the first half of 2001. In accordance with SFAS No. 142, LCNB will discontinue amortizing goodwill and will perform the required impairment tests. The first impairment test will be completed on or before June 30, 2002 and the corresponding impairment loss, if any, recognized in the 2002 financial statements.



Item 3.  Quantitative and Qualitative Disclosures about Market Risks

QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISKS
For a discussion of LCNB's asset and liability management policies and gap analysis for the year ended December 31, 2000 see Item 7A, Quantitative and Qualitative Disclosures about Market Risks, in the recently filed Form 10-K for the year ended December 31, 2000. There have been no material changes in LCNB's market risks, which for LCNB is primarily interest rate risk.

                          PART II.  OTHER INFORMATION

                          LCNB Corp. and Subsidiaries


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -

          On April 17, 2001, the Annual Meeting of the shareholders of
        LCNB Corp. was held. The following members of the Board of Directors of LCNB Corp. were elected as Class II directors for terms expiring at the Annual Meeting in 2004 by the votes indicated:

            Director                 For        Against        Abstain
            --------                -----       -------        -------
        Marvin E. Young          1,501,218           -           1,060
        Kathleen Porter Stolle   1,501,378           -             900
        Corwin M. Nixon          1,501,218           -           1,060

        The following Class I and III members of the Board of Directors have terms expiring in 2003 and 2002, respectively:

           Class I:    Stephen P. Wilson, David S. Beckett, and Robert C.
                       Cropper
           Class III:  George L. Leasure, William H. Kaufman, James B. Miller
                       and Howard E. Wilson.

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

              None

        b. On April 17, 2001, LCNB Corp. filed a Form 8-K with the Securities and Exchange Commission reporting the issuance of a press release containing information about a stock repurchase initiative.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LCNB Corp.
                                 Registrant


Date:  July 31, 2001             /s/Steve P. Foster
                                 ------------------------
                                 Steve P. Foster
                                 Executive Vice President
                                 and Chief Financial Officer