Form 10-Q
period 2001-09-30
LCNB CORP
filed 2001-10-29
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended September 30, 2001

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of October 26, 2001, was 1,762,945 shares.

                                  LCNB Corp.

                                   INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets -
               September 30, 2001, and December 31, 2000                     1

              Consolidated Statements of Income -
               Three and Six Months Ended September 30, 2001 and 2000        2

              Consolidated Statements of Comprehensive
               Income and Changes in Shareholders' Equity -
               Year Ended December 31, 2000 and Nine Months
               Ended September 30, 2001                                      3

              Consolidated Statements of Cash Flows -
               Nine months ended September 30, 2001 and 2000                 4

              Notes to Consolidated Financial Statements                  5-11

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  12-26

Item 3.  Quantitative and Qualitative Disclosures
          about Market Risks                                                26


Part II.  Other Information

      Item 1.  Legal Proceedings                                            27

      Item 2.  Changes in Securities and Use of Proceeds                    27

      Item 3.  Defaults by the Company on its Senior Securities             27

      Item 4.  Submission of Matters to a Vote of Security Holders          27

      Item 5.  Other Information                                            27

      Item 6.  Exhibits and Reports on Form 8-K                             27

Part I - Financial Information
Item 1.  Financial Statements

                             LCNB Corp. and Subsidiaries
                            Consolidated Balance Sheets
                     At September 30, 2001, and December 31, 2000
                                    (thousands)
                                                September 30, December 31,
                                                    2001          2000
                                                (unaudited)        (a)
ASSETS:
 Cash and due from banks                          $ 12,457        18,262
 Federal funds sold                                 20,800             -
                                                   -------       -------
   Total cash and cash equivalents                  33,257        18,262

 Federal Reserve Bank stock                            647           647
 Federal Home Loan Bank stock                        2,059         1,741
 Securities available for sale, at
  market value                                      80,238        82,506

 Loans                                             336,032       330,439
   Less-allowance for loan losses                    2,002         2,000
                                                   -------       -------
   Net loans                                       334,030       328,439

 Premises and equipment, net                        11,509        10,502
 Accrued income receivable                           2,999         3,139
 Intangible assets                                   3,843         4,210
 Other assets                                        1,012         1,554
                                                   -------       -------
     TOTAL ASSETS                                 $469,594       451,000
                                                   =======       =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                             $ 52,820        51,697
  Interest-bearing                                 353,491       343,089
                                                   -------       -------
   Total deposits                                  406,311       394,786
 Long-term debt                                      8,319         6,356
 Accrued interest and other liabilities              5,721         3,548
                                                   -------       -------
     TOTAL LIABILITIES                             420,351       404,690
                                                   -------       -------

SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  4,000,000 shares; issued and outstanding
  1,763,545 shares at September 30, 2001 and
  1,775,942 shares at December 31, 2000             10,560        10,560
 Surplus                                            10,553        10,553
 Retained earnings                                  26,826        24,916
 Treasury shares, at cost, 12,397 shares
   at September 30, 2001                              (492)            -
 Accumulated other comprehensive
  income, net of taxes                               1,796           281
                                                   -------       -------
      TOTAL SHAREHOLDERS' EQUITY                    49,243        46,310
                                                   -------       -------
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $469,594       451,000
                                                   =======       =======

(a) Financial information as of December 31, 2000, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to financial statements are an integral part of these statements.

                                LCNB Corp. and Subsidiaries
                             Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)
                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                    ------------------      ----------------
                                      2001       2000        2001       2000
INTEREST INCOME:
 Interest and fees on loans          $6,726      6,733      20,737     19,314
 Interest on federal funds sold         163        161         542        263
 Interest on deposits in banks            -         71           -        215
 Dividends on Federal Reserve Bank
   and Federal Home Loan Bank stock      35          3          86         22
 Interest on investment securities-
  Taxable                               632        833       1,945      2,752
  Non-taxable                           365        382       1,106      1,197
                                      -----      -----      ------     ------
     TOTAL INTEREST INCOME            7,921      8,183      24,416     23,763
                                      -----      -----      ------     ------
INTEREST EXPENSE:
 Interest on deposits                 3,275      4,111      10,892     11,469
 Interest on short-term borrowings        7         15          26         70
 Interest on long-term debt             148         97         415        150
                                      -----      -----      ------     ------
     TOTAL INTEREST EXPENSE           3,430      4,223      11,333     11,689
                                      -----      -----      ------     ------
     NET INTEREST INCOME              4,491      3,960      13,083     12,074
PROVISION FOR LOAN LOSSES                70         52         180        134
                                      ------     -----      ------     ------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       4,421      3,908      12,903     11,940
                                      -----      -----      ------     ------
NON-INTEREST INCOME:
 Trust income                           243        270         648        830
 Service charges and fees               573        517       1,717      1,537
 Net gain (loss) on sale of
  securities                              -          -          17        (13)
 Insurance agency commissions           213        217         905        632
 Other operating income                  36         28         116         90
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST INCOME        1,065      1,032       3,403      3,076
                                      -----      -----      ------     ------

NON-INTEREST EXPENSE:
 Salaries and wages                   1,536      1,409       4,493      4,246
 Pension and other employee benefits    374        339       1,186      1,080
 Equipment                              162        169         490        431
 Occupancy, net                         275        276         797        807
 State franchise tax                    131        107         393        350
 Marketing                               98        112         271        297
 Intangible amortization                129        129         386        454
 Other                                  803        788       2,295      2,318
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST EXPENSE       3,508      3,329      10,311      9,983
                                      -----      -----      ------     ------
     INCOME BEFORE INCOME TAXES       1,978      1,611       5,995      5,033
PROVISION FOR INCOME TAXES              575        468       1,699      1,413
                                      -----      -----      ------     ------
     NET INCOME                      $1,403      1,143       4,296      3,620
                                      =====      =====      ======     ======

Dividends declared per common share  $ 0.45       0.30        1.35        .90

Basic earnings per common share      $ 0.80       0.64        2.43       2.04

Average shares outstanding (000's)    1,764      1,776       1,771      1,776


The accompanying notes to financial statements are an integral part of these statements.

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Comprehensive Income
                          and Changes in Shareholders' Equity
                                      (thousands)
                                      (unaudited)
                                                                   Accumulated
                                                                      Other          Total
                               Common           Retained  Treasury Comprehensive Shareholders' Comprehensive
                               Shares  Surplus  Earnings    Shares    Income        Equity          Income
Balance January 1, 2000       $10,560   10,553    22,872         -   (1,298)        42,687

Comprehensive Income:
 Net income                                        5,240                             5,240           $5,240
 Net unrealized loss on
  available-for-sale securities
  (net of taxes of $817)                                              1,587          1,587            1,587
 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  tax benefit of $4)                                                     (8)            (8)              (8)
                                                                                                      -----
Total comprehensive income                                                                           $6,819
                                                                                                      =====
Cash dividends declared
 ($1.80 per share)                                (3,196)                           (3,196)
                              ------    ------    ------    ------   ------         ------
Balance December 31, 2000    $10,560    10,553    24,916         -      281         46,310

Comprehensive Income:
 Net income                                        4,296                             4,296           $4,296

 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $787)                                              1,526          1,526            1,526

 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  taxes of $6)                                                          (11)           (11)             (11)
                                                                                                      -----
Total comprehensive income                                                                           $5,811
                                                                                                      =====
Treasury shares purchased                                     (492)                   (492)

Cash dividends declared                           (2,386)                           (2,386)

                              ------    ------    ------    ------   ------         ------
Balance September 30, 2001    10,560    10,553    26,826      (492)   1,796         49,243
                              ======    ======    ======    ======   ======         ======


The accompanying notes to financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                          Nine Months Ended
                                                            September 30
                                                         ------------------
                                                            2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 4,296     3,620
 Adjustments for non-cash items -
  Depreciation and amortization                            1,582     1,455
  Provision for loan losses                                  180       134
  Deferred tax benefit                                      (129)      (69)
  Realized (gain) loss on sales of securities                (17)       13
  Origination of mortgage loans for sale                  (6,680)        -
  Proceeds from sales of mortgage loans                    6,708         -
  (Increase) decrease in accrued income receivable           140       (96)
  Other, net                                                 335       430
                                                          ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          6,415     5,487
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available
  for sale                                                10,952    21,446
 Proceeds from sales of securities available for sale      8,809     3,988
 Purchases of securities available for sale              (15,381)   (5,566)
 Purchases of Federal Home Loan Bank stock                  (252)     (857)
 Net increase in loans                                    (6,097)  (38,048)
 Purchases of premises and equipment                      (1,862)   (2,944)
 Proceeds from sale of premises and equipment                188         -
                                                          ------    ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (3,643)  (21,981)
                                                          ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                   11,525    15,735
 Net change in short-term borrowings                       1,613      (849)
 Proceeds from long-term debt                              2,000     6,000
 Principal payments on long-term debt                        (37)        -
 Cash dividends paid                                      (2,386)   (1,598)
 Purchase of treasury shares                                (492)        -
                                                          ------    ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       12,223    19,288
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS              14,995     2,794

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          18,262    24,140
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $33,257    26,934
                                                          ======    ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $11,497    11,291
 Income taxes paid                                         1,928     1,521


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

Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2000 Form 10-K filed with the Securities and Exchange Commission.

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


NOTE 4 - LOANS
Major classifications of loans at September 30, 2001 and December 31, 2000 are as follows (thousands):

                                             September 30,  December 31,
                                                 2001          2000
                                               --------     -----------
  Commercial and industrial                    $ 39,186     $ 36,449
  Commercial, secured by real estate             70,831       59,043
  Residential real estate                       174,637      185,013
  Consumer, excluding credit card                43,314       40,860
  Agricultural                                    2,394        2,238
  Credit card                                     2,461        3,049
  Other loans                                       450          863
  Lease financing                                 2,112        2,219
                                                -------      -------
                                                335,385      329,734
  Deferred net origination costs                    647          705
                                                -------      -------
                                                336,032      330,439
  Allowance for loan losses                      (2,002)      (2,000)
                                                -------      -------
  Loans - net                                  $334,030      328,439
                                                =======      =======

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.
The unpaid principal balances of those loans at September 30, 2001 and December 31, 2000 were $18,344,000 and $14,046,000, respectively. Loans sold to the FHLMC during the three and nine months ended September 30, 2001 totaled $2,582,000 and $6,680,000. No loans were sold to the FHLMC during the three and nine months ended September 30, 2000.

Changes in the allowance for loan losses were as follows (thousands):
                                             September 30, September 30,
                                                 2001          2000
                                               ---------     ---------
  Balance - beginning of year                   $2,000        2,000
  Provision for loan losses                        180          134
  Charge offs                                     (214)        (170)
  Recoveries                                        36           36
                                                 -----        -----
  Balance - end of period                       $2,002        2,000
                                                 =====        =====

There was a $23,000 nonaccrual loan at September 30, 2001 and no nonaccrual loans at December 31, 2000. The nonaccrual loan at September 30, 2001 was a second mortgage loan on a one-to-four family residential property.


NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES
LCNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit is represented by the contract amount of those instruments.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2001 and December 31, 2000 were as follows (thousands):

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)


                                             September 30,  December 31,
                                                 2001          2000
                                               ---------     ---------
  Commitments to extend credit                  $59,252       55,034
  Standby letters of credit                       6,208        5,768

Commitments to extend credit are agreements to lend to a customer as long s there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At September 30, 2001 and December 31, 2000, outstanding guarantees of $1,318,000 and $768,000, respectively, were issued to developers and contractors. These guarantees generally expire within one year and are fully secured. In addition, LCNB is a participant in a letter of credit securing payment of principal and interest on a bond issue. LCNB's participation in the letter of credit was $4.9 million and $5.0 million at September 30, 2001 and December 31, 2000, respectively. This letter of credit will expire July 15, 2005, and is secured by an assignment of rents and the underlying real property.

LCNB evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

LCNB and its subsidiaries are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS
No. 142, "Goodwill and Other Intangible Assets", on July 20, 2001.

SFAS No. 141 provides that all business combinations shall be accounted for using the purchase method of accounting; the use of the pooling-of-interests method will be prohibited. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001 or all business combinations accounted for by the purchase method that are completed after June 30, 2001. LCNB was not involved in any recent business combination discussions.

SFAS No 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"(superseded by SFAS No. 144, see discussion which follows).

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

Included in intangible assets of $3,843,000 at September 30, 2001, was goodwill totaling $1,320,000. The goodwill is being amortized over 15 years; approximately $89,000 was amortized to expense during the first three quarters of 2001. In accordance with SFAS No. 142, LCNB will discontinue amortizing goodwill and will perform the required impairment tests. The first impairment test will be completed on or before June 30, 2002 and the corresponding impairment loss, if any, recognized in the 2002 financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued by the FASB on August 16, 2001. This FASB focuses on accounting for closure costs for assets that cannot be simply abandoned or disposed of at the end of their useful lives. Examples include cleanup costs for nuclear power plants or restoration costs for landfills and strip mines. LCNB does not own any assets requiring such closure costs and is not affected by this statement.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued by the FASB on October 3, 2001 and is effective for fiscal years beginning after December 15, 2001. This statement effectively supersedes SFAS No. 121 and Accounting Principles Board ("APB") Opinion No. 30 and requires that long-lived assets, including discontinued operations, that are to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. The statement also resolves certain implementation issues regarding SFAS No. 121. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. In addition, the definition of "discontinued operations" was broadened to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The only long-lived assets owned by LCNB are its offices. This statement, therefore, is not expected to have a material impact on LCNB's statements of financial condition or results of operations.

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Shareholders and Board of Directors
LCNB Corp.


We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of September 30, 2001, and the related consolidated statements of income, and cash flows for each of the three-month and nine-month periods ended September 30, 2001 and 2000, and the related consolidated statement of comprehensive income and changes in shareholders' equity for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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


Cincinnati, Ohio
October 26, 2001

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

RESULTS OF OPERATIONS
LCNB earned $1,403,000, or $0.80 per share, for the three months ended September 30, 2001 compared to $1,143,000, or $0.64 per share, for the three months ended September 30, 2000. The annualized return on average assets
(ROAA) was 1.20% and the annualized return on average equity (ROAE) was 11.37% for the third quarter of 2001, compared with an ROAA of 1.00% and an ROAE of 10.19% for the third quarter of 2000.

LCNB earned $4,296,000, or $2.43 per share, during the first nine months of 2001 compared to $3,620,000, or $2.04 per share, for the first nine months of 2000. The ROAA and ROAE for the first nine months of 2001 were 1.24% and 11.95%, respectively. The comparable ratios for the first nine months of 2000 were 1.06% and 11.04%, respectively.

NET INTEREST INCOME
LCNB's primary source of earnings is net interest income, which is the difference between interest earned from loans and other investments and interest paid on deposits and other liabilities. The following table presents, for the three and nine months ended September 30, 2001 and 2000, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

                                    Three Months Ended     Nine Months Ended
                                       September 30          September 30
                                    ------------------      ----------------
                                      2001       2000        2001       2000
                                              (Dollars in thousands)
Interest-earning Assets:
  Average balance (1)               $434,214   423,410      431,276   412,180
  Interest income (2)                  8,109     8,318       24,986    24,180
  Average rate                         7.41%     7.82%        7.75%     7.84%

Interest-bearing Liabilities:
  Average balance                    357,267   357,485      360,124   346,917
  Interest expense                     3,430     4,223       11,333    11,689
  Average rate                         3.81%     4.70%        4.21%     4.50%

Net interest income                    4,679     4,095       13,653    12,491

Net interest margin on a
  taxable equivalent basis (3)         4.28%     3.85%        4.23%     4.05%

  (1)  Includes nonaccrual loans, if any.
  (2) Income from tax-exempt securities is included in interest income on a taxable basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
  (3) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.


THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. 2000. The following table presents the changes in interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2001 as compared to the comparable period in 2000. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

                                                   Three Months Ended
                                                      September 30,
                                                     2001  vs.  2000
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                     (In thousands)
 Interest-earning Assets
  Loans                                      $  334      (341)        (7)
  Federal funds sold                             99       (97)         2
  Deposits in banks                             (71)        -        (71)
  Federal Reserve Bank stock                      -         -          -
  Federal Home Loan Bank stock                   19        13         32
  Investment securities
   Taxable                                     (139)      (62)      (201)
   Nontaxable                                    (6)       42         36
                                                ---       ---        ---
    Total interest income                       236      (445)      (209)

 Interest-bearing Liabilities
  Deposits                                      (29)     (807)      (836)
  Short-term borrowings                           4       (12)        (8)
  Long-term debt                                 34        17         51
                                                ---       ---        ---
    Total interest expense                        9      (802)      (793)
                                                ---       ---        ---
      Net interest income                      $227       357        584
                                                ===       ===        ===

Net interest income on a fully tax equivalent basis for the three months ended September 30, 2001 totaled $4,679,000, an increase of $584,000 from the comparable period in 2000. Total interest expense decreased $793,000, offset slightly by a decrease in total interest income of $209,000.

The decrease in total interest income was primarily due to a 41 basis point (a basis point equals 0.01%) reduction in the average rate earned, partially offset by a $10.8 million increase in average total earning assets. The decrease in total interest expense was primarily due to an 89 basis point decrease in the average rate paid.

The increase in average earning assets was primarily due to a $16.1 million increase in the average loan portfolio and a $9.0 million increase in average federal funds sold, which is a short-term type of investment. A $15.8 million decrease in average investment securities and deposits in other banks and a decrease in cash and due from banks were used to fund the loan and federal funds sold increases.

The decrease in average rates earned and paid between the three months ended September 30, 2001 and 2000 reflects a general decline in market rates primarily caused by decreases in the federal funds rate approved by the Open Market Committee of the Federal Reserve Board.


NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. 2000. The following table presents the changes in interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes or the nine months ended September 30, 2001 as compared to the comparable period in 2000.

                                                    Nine Months Ended
                                                      September 30,
                                                     2001  vs.  2000
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                     (In thousands)
 Interest-earning Assets
  Loans                                      $1,805      (382)     1,423
  Federal funds sold                            384      (105)       279
  Deposits in banks                            (215)        -       (215)
  Federal Reserve Bank stock                      -         1          1
  Federal Home Loan Bank stock                   52        11         63
  Investment securities
   Taxable                                     (668)     (139)      (807)
   Nontaxable                                   (93)      155         62
                                              -----       ---      -----
    Total interest income                     1,265      (459)       806

 Interest-bearing Liabilities
  Deposits                                      301      (878)      (577)
  Short-term borrowings                         (23)      (21)       (44)
  Long-term debt                                250        15        265
                                              -----       ---      -----
    Total interest expense                      528      (884)      (356)
                                              -----       ---      -----
      Net interest income                    $  737       425      1,162
                                              =====       ===      =====

Net interest income on a fully tax equivalent basis for the first three quarters of 2001 totaled $13,653,000, an increase of $1,162,000 from the comparable period in 2000. Total interest income increased $806,000 and total interest expense decreased $356,000.

The increase in total interest income was primarily due to a $19.1 million increase in average total earning assets and to a change in the mix of earning assets. Average loans increased $28.9 million and average federal funds sold increased $11.6 million, while average investment securities and deposits in other banks decreased approximately $23.0 million. The proceeds from the sales and maturities of the securities and deposits in other banks were used to fund growth in the loan portfolio and in federal funds sold. Also helping to fund loan growth was a $13.2 million increase in average interest-bearing liabilities.

The decrease in total interest expense was primarily due to a 29 basis point decline in the average rate paid, partially offset by the $13.2 million increase in average interest-bearing liabilities. The increase in average interest-bearing liabilities is primarily due to a $9.2 million increase in average interest-bearing deposits and to a $4.6 million increase in average long-term debt. Three Federal Home Loan Bank advances of $2.0 million each obtained during June, 2000 and a $2.0 million Federal Home Loan Bank advance obtained in April, 2001 account for the increase in average long-term debt. Growth in the money fund investment account and prime savings, both premium rate savings accounts, account for the increase in average deposits. Management theorizes that, due to the falling rate economic environment, investors are reducing long-term investments and placing the funds in highly liquid, short-term instruments. This means that much of the recent growth in deposits could be quickly withdrawn if interest rates increase. Management is attempting to lock-in a portion of these funds by offering special rates and terms on selected certificate of deposit products.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                             Quarter Ended   Nine Months Ended
                                             September 30,     September 30,
                                              2001     2000     2001      2000
                                               (thousands)        (thousands)
Balance, beginning of period               $2,000    2,000      2,000    2,000
                                            -----    -----      -----    -----
Charge-offs                                    80       63        214      170
Recoveries                                     12       12         36       36
                                            -----    -----      -----    -----
Net charge-offs                                68       51        178      134
                                            -----    -----      -----    -----

Provision for loan losses                      70       51        180      134
                                            -----    -----      -----    -----

Balance, end of period                     $2,002    2,000      2,002    2,000
                                            =====    =====      =====    =====

Charge-offs for the first three quarters of 2001 and 2000 are attributable to consumer loans, including $26,000 and $27,000 in credit card charge-offs for 2001 and 2000, respectively.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                     September 30  December 31
                                         2001         2000
                                       --------    -----------
                                            (thousands)
Loan accounted for on
 non-accrual basis                      $ 23               -
Accruing loans that are
 past due 90 days or more                 93             111
Renegotiated loans                         -               -
                                         ---             ---
   Total                                $116             111
                                         ===             ===

Accruing loans which are past due 90 days or more at September 30, 2001 and December 31, 2000 consist of installment loans and loans secured by 1-4 family residential property

NON-INTEREST INCOME
Total non-interest income of $1,065,000 increased $33,000 or 3.20% during the third quarter of 2001 compared to the third quarter of 2000 primarily due to increases in service charges and fees, partially offset by a decrease in trust income. Total service charges and fees increased $56,000 or 10.83% primarily due to increases in return check fees and check card income. LCNB increased the returned check fee from $20 to $25 in December, 2000. The check card fees increased primarily due to a greater number of cards outstanding during the third quarter, 2001. Trust income decreased $27,000 or 10.00% due to a decrease in the market value of assets under management, on which fees are based. The decline in asset market value was primarily the result of general market conditions.

Total non-interest income for the first nine months of 2001 was $327,000 or 10.63% greater than for the comparable period in 2000 primarily due to increases in service charges and fees and insurance agency commissions, partially offset by a decrease in trust income. Service charges and fees increased $180,000 or 11.71% and trust income decreased $182,000 or 21.93% for substantially the same reasons mentioned above. Insurance agency commissions for the first three quarters of 2001 were $273,000 or 43.20% greater than for the first three quarters of 2000 largely due to contingency commissions received during the first quarter, 2001. Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience. Contingency commissions received during the first quarter, 2001 totaled $189,000, but only $6,000 during the first quarter, 2000. The balance of the increase was generated from commissions received on new and renewing policies. Management believes that claims filed by Dakin clients with underwriters during 2001 will reduce the contingency commission received during 2002 to a minimal level.

NON-INTEREST EXPENSE
Total non-interest expense increased $179,000 or 5.38% in the third quarter, 2001 compared with the third quarter, 2000 and $328,000 or 3.29% during the first nine months of 2001 compared with the first nine months of 2000. The following table shows the increases or decreases for various expense categories for the three and nine months ended September 30, 2001 as compared to same periods in 2000:

                                Increase (Decrease)   Increase (Decrease)
                                  3 Months Ended         9 Months Ended
                                September 30, 2001    September 30, 2001
                                    $        %             $        %
                                         (Dollars in thousands)
Salaries and wages                $127     9.01%         $247     5.82%
Pension and other
  employee benefits                 35    10.32           106     9.81
Equipment                           (7)   (4.14)           59    13.69
Occupancy, net                      (1)   (0.36)          (10)   (1.24)
State franchise tax                 24    22.43            43    12.29
Marketing                          (14)  (12.50)          (26)   (8.75)
Intangible amortization              -        -           (68)  (14.98)
Other                               15     1.90           (23)   (0.99)
                                   ---                    ---
Totals                            $179     5.38          $328     3.29
                                   ===                    ===

Salaries and wages increased due to normal salary and wage increases, an increase in the number of employees, and increased commissions paid Dakin's agents because of the increase in the volume of policies written. Pension and other employee benefits increased due to higher pension expense and health insurance costs. Equipment expense increased primarily due to depreciation recognized on furniture and equipment purchased during 2000 for the newly constructed Oxford and Goshen offices and the extensively remodeled Columbus Avenue office. Marketing was lower due to timing of promotional campaigns. Management expects that total marketing expenses for 2001 will be similar to total costs for 2000.

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

FINANCIAL CONDITION
The premises and equipment, net balance at September 30, 2001 was approximately $1.0 million greater than at December 31, 2000 primarily due to construction costs associated with a new branch office located on Washington Blvd. in Hamilton and a new drive-up ATM located in Harveysburg.

Accrued interest and other liabilities at September 30, 2001 was $2.2 million greater than at December 31, 2000 largely due to a $1.6 million increase in the treasury, tax, and loan ("TTL") payable. TTL represents customers' federal tax deposits between the time they are accepted by LCNB and the time they are remitted to the Internal Revenue Service.

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                          CONDENSED AVERAGE BALANCE SHEETS
                                                   (thousands)
                                      September 30,  June 30,      March 31,
                                          2001        2001           2001
ASSETS
Interest-earning:
  Interest-bearing deposits with banks  $      -           -              -
  Federal funds sold                      19,159      22,729         10,107
  Securities                              81,803      81,351         80,360
  Loans                                  333,252     333,430        331,501
                                         -------     -------        -------

Total interest-earning assets            434,214     437,510        421,968

Noninterest-earning:
  Cash and due from banks                 12,094      16,556         16,255
  All other assets                        19,264      18,695         19,402
  Allowance for credit losses             (2,002)     (2,003)        (2,002)
                                         -------     -------        -------
Total assets                            $463,570     470,758        455,623
                                         =======     =======        =======

LIABILITIES
Interest-bearing:
  Interest-bearing deposits             $347,998     358,464        348,345
  Short-term borrowings                      955         841            758
  Long-term debt                           8,314       8,327          6,350
                                         -------     -------        -------
Total interest-bearing liabilities       357,267     367,632        355,453

Noninterest-bearing:
  Noninterest-bearing deposits            54,448      52,783         50,565
  All other liabilities                    2,891       2,283          2,430
                                         -------     -------        -------
Total liabilities                        414,606     422,698        408,448

SHAREHOLDERS' EQUITY                      48,964      48,060         47,175
                                         -------     -------        -------
Total liabilities and shareholders'
  equity                                $463,570     470,758        455,623
                                         =======     =======        =======

SEPTEMBER 30, 2001 VS. JUNE 30, 2001. Total average assets for the third quarter, 2001 decreased approximately $7.2 million as compared to the second
quarter, 2001.    Most of the decrease was from federal funds sold, which is a short-term investment vehicle, and cash and due from banks. Average securities and average loans did not change materially when comparing third and second quarter balances for 2001. LCNB continues to originate new loans, but, beginning during the first quarter, 2001, has been selling a large majority of its fixed rate residential loans to the Federal Home Loan Mortgage Corporation (FHLMC) immediately after origination. Approximately $6.7 million of real estate loans were sold to FHLMC during the nine months ended September 30, 2001, while no loans were sold during 2000. Management began selling the loans after determining that current, historically low market rates for residential loans were not profitable in the long run. Total loans remain level because of growth in the commercial loan portfolio, which had an average balance during the third quarter that was $4.9 million greater than during the second quarter.

Average interest-bearing deposits for the third quarter, 2001 were $10.5
million less than for the second quarter, 2001.    The third quarter decline
occurred in the average balance for the money fund investment account product, which was $12.9 million less during the third quarter when compared to the second quarter. This decline was intentional and relates to a corporate sweep checking account product offered by Lebanon Citizens. Excess funds in the checking accounts are automatically swept into the customer's choice of several different mutual funds or a Lebanon Citizens savings product that is grouped with the money fund investment accounts. After considering the declining rates LCNB was able to earn on its overnight federal fund investments and LCNB's increasing liquidity, management decided to decrease the rate offered on its sweep alternative and allow the funds to be transferred to the mutual fund alternatives.

Much deposit growth occurred in LCNB's prime savings product - the third quarter, 2001 average balance was $3.0 million greater than for the second quarter. Average balances for certificates of $100,000 or more and other time certificates were substantially similar during the third and second quarters.

JUNE 30, 2001 VS. MARCH 31, 2001. Total average assets for the second quarter, 2001 was approximately $15.1 million greater than for the first quarter, 2001, primarily because average federal funds sold were $12.6 million greater during the second quarter than during the first quarter. Average securities and average loans did not change materially when comparing second and first quarter balances for 2001. As discussed above, LCNB was selling a large majority of its fixed rate residential loans immediately after origination. Loan average balances remained level because the second quarter average commercial loan balance was $6.0 million greater than for the first quarter.

Average interest-bearing deposits for the second quarter balance were $10.1 million greater than for the first quarter, 2001. The second quarter average prime savings balance was $5.4 million greater than the first quarter average. Average certificates of $100,000 or more and other time certificates grew a combined total of $3.7 million during the second quarter, 2001 when compared to the first quarter.

Long-term debt for the second quarter, 2001 was $2.0 greater than for the first quarter, 2001. Long-term debt increased due to a $2.0 million advance obtained from the Federal Home Loan Bank on April 2, 2001.

CAPITAL
Lebanon Citizens and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier I capital plus Tier II capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 3.0%. A summary of the regulatory capital and capital ratios of LCNB follows:

                                             At                At
                                        September 30,      December 31,
                                            2001              2000
Regulatory Capital:
 Shareholders' equity                     $49,243             46,310
 Goodwill and other intangibles            (3,843)            (4,210)
 Net unrealized securities gains           (1,796)              (281)
                                           ------             ------
   Tier I risk-based capital               43,604             41,819

Eligible allowance for loan losses          2,002              2,000
                                           ------             ------
  Total risk-based capital                $45,606             43,819
                                           ======             ======

Capital Ratios:
Total risk-based                            15.13%             14.88%
Tier I risk-based                           14.46%             14.20%
Leverage                                     9.53%              9.22%

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

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Lebanon Citizens. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Lebanon Citizens does not solicit brokered deposits as a funding source. The liquidity of Lebanon Citizens is enhanced by the fact that 87.43% of total deposits at September 30, 2001 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At September 30, 2001, Lebanon Citizens liquid assets amounted to $113.5 million or 24.19% of total gross assets, an increase from $100.8 million or 22.34% at December 31,2000. Secondary sources of liquidity include Lebanon Citizens' ability to sell loan participations, borrow funds from the Federal Home Loan Bank and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Lebanon Citizens experienced no liquidity or operational problems as a result of the current liquidity levels.

RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", on July 20, 2001.

SFAS No. 141 provides that all business combinations shall be accounted for using the purchase method of accounting; the use of the pooling-of-interests method will be prohibited. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001 or all business combinations accounted for by the purchase method that are completed after June 30, 2001. LCNB was not involved in any recent business combination discussions.

Prior to SFAS No. 142, goodwill was amortized over its estimated life, not to exceed forty years. Under SFAS No 142, goodwill will not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in this statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"(superceded by SFAS No. 144, see discussion which follows).

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

Included in intangible assets of $3,843,000 at September 30, 2001, was goodwill totaling $1,320,000. The goodwill is being amortized over 15 years; approximately $89,000 was amortized to expense during the first three quarters of 2001. In accordance with SFAS No. 142, LCNB will discontinue amortizing goodwill and will perform the required impairment tests. The first impairment test will be completed on or before June 30, 2002 and the corresponding impairment loss, if any, recognized in the 2002 financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued by the FASB on August 16, 2001. This FASB focuses on accounting for closure costs for assets that cannot be simply abandoned or disposed of at the end of their useful lives. Examples include cleanup costs for nuclear power plants or restoration costs for landfills and strip mines. LCNB does not own any assets requiring such closure costs and is not affected by this statement.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued by the FASB on October 3, 2001 and is effective for fiscal years beginning after December 15, 2001. This statement effectively supersedes SFAS No. 121 and APB Opinion No. 30 and requires that long-lived assets, including discontinued operations, that are to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. The statement also resolves certain implementation issues regarding SFAS No. 121. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. In addition, the definition of "discontinued operations" was broadened to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The only long-lived assets owned by LCNB are its offices. This statement, therefore, is not expected to have a material impact on LCNB's statements of financial condition or results of operations.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISKS
For a discussion of LCNB's asset and liability management policies and gap analysis for the year ended December 31, 2000 see Item 7A, Quantitative and Qualitative Disclosures about Market Risks, in LCNB's Form 10-K for the year ended December 31, 2000. There have been no material changes in LCNB's market risks, which for LCNB is primarily interest rate risk.

                          PART II.  OTHER INFORMATION

                          LCNB Corp. and Subsidiaries


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

              None

        b.  Reports on Form 8-K - None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LCNB Corp.
                                 Registrant


Date:  October 29, 2001          /s/Steve P. Foster
                                 ------------------------
                                 Steve P. Foster
                                 Executive Vice President
                                 and Chief Financial Officer