Form 10-K
period 2001-12-31
LCNB CORP
filed 2002-02-11
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2001

                                    or

(    )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
and Exchange Act of 1934 for the Transition period from                 to
                                                        ---------------
                       Commission file number  000-26121
                      ------------------------------------

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

                              (513) 932-1414
              ------------------------------------------------
              (Issuers telephone number, including area code)

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

                           Yes  ( X )    No  (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405) of this chapter is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  (   )

The issuers common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuers shares for $42.00 per share on February 7, 2002. Based upon such price, the aggregate market value of the issuers shares held by nonaffiliates was $59,905,356.

As of February 8, 2002, 1,775,942 common shares were issued and outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 16, 2002, dated March 16, 2002, are incorporated by reference into Part III.

                                   LCNB Corp.
                      For the year ended December 31, 2001
                                TABLE OF CONTENTS

                                                                   Page
PART I.

     Item 1.  Business . . . . . . . . . .  . . . . . . . . . . . .3-14
     Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .15
     Item 3.  Legal proceedings. . . . . . . . . . . . . . . . . . .16
     Item 4.  Submission of matters to a vote of security holders. .16

Part II.

     Item 5.  Market for registrants common equity and
               related stockholder matters . . . . . . . . . . . 17-18
     Item 6.  Selected financial data. . . . . . . . . . . . . . 18-19
     Item 7.  Managements discussion and analysis . . . . . . .  19-35
     Item 7A. Quantitative and qualitative disclosures about
               market risk . . . . . . . . . . . . . . . . . . . 35-38
     Item 8.  Financial statements and supplementary data. . . . . .39
     Item 9.  Changes in and disagreements with accountants
               and accounting and financial disclosures. . . . . . .39

Part III.

     Item 10. Directors and executive officers of the registrant . .40
     Item 11. Executive compensation. . . . . . . . . . . . . . . . 40
     Item 12. Security ownership of certain beneficial owners
               and management. . . . . . . . . . . . . . . . . . . .40
     Item 13. Certain relationships and related transactions . . . .40

PART IV.

     Item 14. Exhibits, financial statements and Reports on 8-K . . 41

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .42


Item 1.  Business

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

The reorganization was effected through the merger of Lebanon Citizens with and into LC Interim National Bank, a wholly owned subsidiary of the new bank holding company, LCNB Corp. (LCNB). Concurrent with the merger, LC Interim National Bank changed its name to "Lebanon Citizens National Bank" and is now operated as the wholly owned bank subsidiary of LCNB. The consideration for the merger was ten shares of LCNB common stock for each share of Lebanon Citizens National Bank common stock held by the shareholders. Following the merger, all shareholders of Lebanon Citizens maintained the same stock ownership percentage in the holding company as they had in Lebanon Citizens. Following the merger, Lebanon Citizens' business continued unchanged with the same management and employees.

As part of the reorganization of Lebanon Citizens into a bank holding company structure, it was necessary to file a registration statement with the Securities and Exchange Commission. This registration statement also served the purpose of registering LCNB as a Securities Exchange Act of 1934 ("1934 Act") reporting company. Lebanon Citizens at the end of calendar year
1998, had over 500 shareholders and by law was required to register as a 1934 Act company. By virtue of the reorganization, LCNB became the registering company and is now a public company obligated to comply with the reporting requirements of the 1934 Act.

The Gramm-Leach-Bliley Act (the "Gramm-Leach Act"), known commonly as the "Financial Services Modernization Act", was signed into law on November 12, 1999 and became effective March 11, 2000. This new act, among other changes, effectively allows the creation of a new financial services holding company that can offer a full range of financial products and engage in expanded approved activities such as insurance and securities services. Pursuant to the Gramm-Leach Act, LCNB converted from a bank holding company to a financial holding company, effective as of April 11, 2000.

On April 11, 2000 LCNB acquired Dakin Insurance Agency, Inc. In order to facilitate the acquisition of Dakin Insurance Agency, Inc., LCNB formed Dakin Acquisition Corporation in November 1999, under the laws of the state of Ohio, as a wholly owned subsidiary of LCNB. On the acquisition date, Dakin Acquisition Corporation merged with and into Dakin Insurance Agency, Inc. and Dakin Insurance Agency, Inc. became the surviving corporation (hereinafter the surviving company is referred to herein as Dakin). The Articles of Incorporation and Regulations of Dakin Acquisition Corporation became the governing documents of Dakin. At the consummation of the merger, the individual shareholders of Dakin exchanged all of their outstanding shares for 15,942 shares of LCNB common stock. Following the merger, Dakin became a wholly owned subsidiary of LCNB.


DESCRIPTION OF LCNB CORP'S BUSINESS

General Description

LCNB is a locally owned financial holding company headquartered in Lebanon, Ohio. Through its subsidiaries, LCNB is engaged in the commercial banking and insurance agency businesses.

The predecessor of LCNB, Lebanon Citizens National Bank, was formed as a national banking association in 1877. On May 18, 1999, Lebanon Citizens became a wholly owned subsidiary of LCNB. Lebanon Citizens main office is located in Warren County, Ohio and 18 branch offices are located in Warren, Butler, Clinton, Clermont, and Hamilton Counties, Ohio. In addition, Lebanon Citizens operates 28 automated teller machines (ATMs) in its market area.

Lebanon Citizens is a full service bank offering a wide range of commercial and personal banking services including commercial loans, real estate loans, construction loans, consumer loans, Small Business Administration loans, Visa and MasterCard credit cards, and commercial leases. Other services offered include safe deposit boxes, night depositories, U.S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, automatic teller machines (ATMs), cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer based cash management services, 24 hour telephone banking, PC Internet banking, and other services tailored for both individuals and businesses.

Lebanon Citizens' residential mortgage lending activities consist primarily of loans for purchasing personal residences, home equity loans, or loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities consist of traditional forms of financing for automobile and personal loans plus indirect automobile loans.

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

The Trust and Investment Management Division of Lebanon Citizens performs complete trust administrative functions and offers agency and trust services, retirement savings products, and mutual fund investment products to individuals, partnerships, corporations, institutions and municipalities.

Lebanon Citizens is not dependent upon any one significant customer or specific industry. Business is not seasonal to any material degree.

The address of the main office of Lebanon Citizens is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414. Its primary market area encompasses portions of Warren, Butler, Clinton, Clermont and Hamilton Counties.

Dakin is a corporation organized under the laws of Ohio and has been an independent insurance agency in Lebanon, Ohio since 1876. Its primary office is at 24 East Mulberry Street, Lebanon, Ohio 45036; telephone (513) 932-4010. Since the acquisition date, Dakin has opened additional offices in Lebanon Citizens Columbus Avenue, Waynesville, Springboro, Maineville, and Goshen offices. Dakin also opened an office at Lebanon Citizens Wilmington Office during January, 2002. Dakin is engaged in selling and servicing personal and commercial insurance products and annuity products and is regulated by the Ohio Department of Insurance.


Competition

Lebanon Citizens faces strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the wide spread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. Lebanon Citizens competes with other national and state banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies and other financial intermediaries operating in its market and elsewhere, many of whom have substantially larger financial and managerial resources.

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

Dakin competes with numerous other independent and exclusive insurance agencies (an exclusive agent sells for only one insurance company) and with insurance companies that sell direct to individuals and businesses without using agents. Dakin competes by representing high quality insurance companies, providing personalized and responsive service to its clients, and providing convenient office locations.


Supervision and Regulation

LCNB, as a financial holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Act requires the prior approval of the Federal Reserve Board for a bank or financial holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities.

On September 29, 1994, the Act was amended by the Interstate Banking and Branch Efficiency Act of 1994, which authorizes interstate bank acquisitions anywhere in the country, effective one year after the date of enactment, and interstate branching by acquisition and consolidation, effective June 1, 1997, in those states that have not opted out by that date.

The Gramm-Leach Act, which amended the Bank Holding Company Act of 1956 and other banking related laws, was signed into law on November 12, 1999. The Gramm-Leach Act repealed certain sections of the Glass-Steagall Act and substantially eliminated the barriers separating the banking, insurance, and securities industries. Effective March 11, 2000, qualifying bank holding companies could elect to become financial holding companies. Financial holding companies have expanded investment powers, including affiliating with securities and insurance firms and engaging in other activities that are financial in nature or incidental to such financial activity or complementary to a financial activity. The Gramm-Leach Act defines financial in nature to include:

       a.  securities underwriting, dealing, and market making;
       b.  sponsoring mutual funds and investment companies;
       c.  insurance underwriting and agency;
       d.  merchant banking activities; and
       e. other activities that the Federal Reserve Board, in consultation with and subject to the approval of the Treasury Department, determines are financial in nature.

Financial holding companies may commence the activities listed above or acquire a company engaged in any of those activities without additional approval from the Federal Reserve. Notice of the commencement or acquisition must be provided the Federal Reserve within thirty days of the start of the
activity.   Sixty days advance notice is required before the start of any activity that is complementary to a financial activity.

LCNB and Lebanon Citizens are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the customers and depositors of LCNB's subsidiaries rather than holders of LCNB's securities. These laws and regulations govern such areas as permissible activities, loans and investments, rates of interest that can be charged on loans and reserves. LCNB and Lebanon Citizens also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio. Set forth below are brief descriptions of selected laws and regulations applicable to LCNB and Lebanon Citizens.

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

LCNB and Lebanon Citizens are also subject to the state banking laws of Ohio. Ohio adopted nationwide reciprocal interstate banking effective October, 1988. However, banking laws of other states may restrict branching of banks to other counties within the state and acquisitions or mergers involving banks and bank holding companies located in other states. Additionally, Dakin Insurance Agency, Inc. is subject to State of Ohio insurance regulations and rules and its activities are regulated by The State of Ohio Department of Insurance.

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

Noncompliance to laws and regulations by bank holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance to laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of LCNB Corp and Lebanon Citizens have not disclosed any significant instances of noncompliance. The minor instances of noncompliance detected during these inspections and examinations were promptly corrected by Management and no action was taken by regulators against LCNB or Lebanon Citizens.

The earnings and growth of LCNB are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board. Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon and thus have an effect on earnings. The nature of future monetary policies and the effect of such policies on the future business and earnings of LCNB and Lebanon Citizens cannot be predicted.

A substantial portion of LCNB's cash revenues is derived from dividends paid by Lebanon Citizens. These dividends are subject to various legal and regulatory restrictions.


Employees

As of December 31, 2001, LCNB, Lebanon Citizens, and Dakin employed 254 employees. LCNB is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within Lebanon Citizens' market area.


Availability of Financial Information

LCNB files unaudited quarterly financial reports under Form 10-Q and annual financial reports under Form 10-K with the Securities and Exchange Commission
(SEC). Copies of these reports may be obtained in the shareholder information section of Lebanon Citizens web site, www.lcnb.com, or by writing to:

       Steve P. Foster
       Executive Vice President, CFO
       LCNB Corp.
       2 N. Broadway
       P.O. Box 59
       Lebanon, Ohio  45036

Financial reports and other materials filed by LCNB with the SEC may also be read and copied at the SECs Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained from the SEC by calling 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file reports electronically, as LCNB does.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

LCNB and its subsidiaries do not have any offices located in foreign countries and have no foreign assets, liabilities or related income and expense for the years presented.

STATISTICAL INFORMATION

The following tables and certain tables appearing in Item 7, Managements Discussion and Analysis, present additional statistical information about LCNB Corp. and its operations and financial condition. They should be read in conjunction with the consolidated financial statements and related notes and the discussion included in Item 7, Managements Discussion and Analysis, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

The table presenting an average balance sheet, interest income and expense, and the resultant average yield for average interest-earning assets and average interest-bearing liabilities is included in Item 7, Managements Discussion and Analysis.

The table analyzing changes in interest income and expense by volume and rate is included in Item 7, Managements Discussion and Analysis.


Investment Portfolio

The following table presents the carrying values of securities for the years indicated:
                                              At December 31,
                                              ---------------
                                     2001          2000         1999
                                          (Dollars in thousands)
Securities available for sale:
U.S. Treasury notes               $  2,044         3,018         6,482
U.S. Agency notes                   36,328        20,046        29,927
U.S. Agency mortgage-back
 Securities                          9,570        12,164        15,069
Corporate notes                          -         8,479        17,058
Municipal securities                50,668        38,799        36,375
                                   -------        ------       -------
    Total securities available
     for sale                       98,610        82,506       104,911
Federal Reserve Bank Stock             647           647           647
Federal Home Loan Bank Stock         2,125         1,741             -
                                   -------        ------       -------
    Total securities              $101,382        84,894       105,558
                                   =======        ======       =======

Contractual maturities of debt securities at December 31, 2001, were as follows. Actual maturities may differ from contractual maturities when borrowers have the right to call or prepay obligations.

                                 Amortized      Market
                                    Cost         Value         Yield
                                 ---------      ------         -----
                                         (Dollars in thousands)
U.S. Treasury notes:
 Within one year                  $ 1,000         1,005          5.41%
 One to five years                    996         1,039          5.82%
 Five to ten years                      -             -             -%
 After ten years                        -             -             -%
                                   ------        ------         -----
   Total U.S Treasury notes       $ 1,996         2,044          5.62%
                                   ------        ------         -----
U.S. Agency notes:
 Within one year                  $ 3,009         3,073          5.73%
 One to five years                 27,149        27,335          4.87%
 Five to ten years                  5,875         5,920          6.11%
 After ten years                        -             -             -%
                                   ------        ------         -----
   Total U.S. Agency notes        $36,033        36,328          4.34%
                                   ------        ------         -----
Municipal securities (1):
 Within one year                  $ 7,342         7,386          6.61%
 One to five years                 23,328        23,822          9.06%
 Five to ten years                 10,192        10,449         11.13%
 After ten years                    8,476         9,011         12.71%
                                   ------        ------         -----
   Total Municipal securities     $49,338        50,668          9.75%
                                   ------        ------         -----
U.S. Agency mortgage-backed
 securities                       $ 9,432         9,570          5.86%
                                   ------        ------         -----
                                  $96,799        98,610          7.27%
                                   ======        ======         =====

  (1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any one issuer that exceeded 10% of LCNBs consolidated shareholders equity at December 31, 2001.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:
                                              At December 31,
                                              ---------------
                                 2001     2000     1999     1998     1997
                                          (Dollars in thousands)
Commercial and industrial     $ 40,486   36,449   26,347   20,640   13,905
Commercial, secured by
 real estate                    72,477   59,043   56,671   53,907   51,088
Residential real estate        165,710  185,013  162,087  154,111  165,908
Consumer, excluding
 credit card                    41,006   40,860   36,402   32,302   35,167
Agricultural                     2,020    2,238    2,343    2,370    1,645
Credit card                      2,658    3,049    2,764    2,574    2,461
Other                              112      863      285      966      332
Lease Financing                  2,088    2,219      183        -        -
                               -------  -------  -------  -------  -------
    Total loans                326,557  329,734  287,082  266,870  270,506

Deferred costs (fees), net         608      705      526      187      (12)
                               -------  -------  -------  -------  -------
                               327,165  330,439  287,608  267,057  270,494
Allowance for loan losses       (2,000)  (2,000)  (2,000)  (2,000)  (2,200)
                               -------  -------  -------  -------  -------
    Loans, net                $325,165  328,439  285,608  265,057  268,294
                               =======  =======  =======  =======  =======

The following tables summarize the commercial and agricultural loan maturities and sensitivities to interest rate changes at December 31, 2001:

                                               (Dollars in thousands)
                                               ----------------------
Maturing in one year or less                          $ 45,845
Maturing after one year, but within five years          30,784
Maturing beyond five years                              38,354
                                                       -------
    Total commercial and agricultural loans           $114,983
                                                       =======
Loans repricing beyond one year:
  Fixed rate                                          $ 41,000
  Variable rate                                         28,138
                                                       -------
    Total                                             $ 69,138
                                                       =======

                                    -11-

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

A summary of accruing loans past due 90 days or more at December 31, follows:

                                    Accrued loans past due 90 days
                                    ------------------------------
                                        (Dollars in thousands)
                                       2001                $146
                                       2000                 111
                                       1999                  68
                                       1998                 374

                                       1997                  29

There were no nonaccrual or restructured loans at December 31, for each of the years ended 1997 through 2001. Interest income that would have been recorded in each of the years 1997 through 2001 if loans on nonaccrual status at various times during the respective years had been current and in accordance with their original terms was not material. For each of the years ended December 31, 1997 through 2001, the recorded investments in loans for which impairment has been recognized in accordance with SFAS Statement No. 114 was not material. LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

Summary of Loan Loss Experience

The table summarizing the activity relating to the allowance for loan losses is included in Item 7, Management's Discussion and Analysis.

The following table presents the allocation of the allowance for loan loss.
                                            At December 31,
                               ---------------------------------------------
                               2001       2000      1999      1998      1997
                                         (Dollars in thousands)
Commercial                    $  647       381       304       286       622
Residential real estate            -         -         -         -         -
Consumer                         774       714       514       345       370
Credit card                       82        40        38        48        26
Unallocated                      497       865     1,144     1,321     1,182
                               -----     -----     -----     -----     -----
    Total                     $2,000     2,000     2,000     2,000     2,200
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
                                        At December 31,
                      ----------------------------------------------------
                      2001        2000        1999        1998        1997
Commercial and
  industrial         12.40%      11.05%       9.17%       7.73%       5.14%
Commercial, secured
  by real estate     22.19       17.91       19.74       20.21       18.89
Residential real
  estate             50.75       56.11       56.45       57.75       61.33
Consumer             12.56       12.39       12.70       12.10       13.00
Credit card           0.81        0.93        0.96        0.96        0.91
Other                 1.29        1.61        0.98        1.25        0.73
                    ------      ------      ------      ------      ------
    Total           100.00%     100.00%     100.00%     100.00%     100.00%
                    ======      ======      ======      ======      ======

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Managements Discussion and Analysis.

The following table presents the contractual maturity of time deposits of
$100,000 or more at December 31, 2001:
                                     (Dollars in thousands)
                                     ----------------------
     Maturity within 3 months               $11,809
     After 3 but within 6 months              4,963
     After 6 but within 12 months             7,625
     After 12 months                         14,729
                                             ------
                                            $39,126
                                             ======


Return of Equity and Assets

The statistical information regarding the return on assets, return on equity, dividend payout ratio and equity to assets ratio is presented in Item 6, Selected Financial Data.

Item 2.  Properties

Lebanon Citizens conducts its business from the following offices:

        Name of Office               Address
        --------------               -------
   1.  Main Office                 2 North Broadway
                                   Lebanon, Ohio 45036             Owned (1)
   2.  Auto Bank                   26 North Broadway
                                   Lebanon, Ohio 45036             Owned
   3.  Columbus Avenue Office      730 Columbus Avenue
                                   Lebanon, Ohio 45036             Owned
   4.  Goshen Office               6726 Dick Flynn Blvd.
                                   Goshen, Ohio 45122              Owned
   5.  Hamilton Office             794 NW Washington Blvd.
                                   Hamilton, Ohio 45013            Owned
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
  14.  Rochester/Morrow Office     Route 22-3 at 123
                                   Morrow, Ohio 45152              Owned
  15.  South Lebanon Office        209 East Forrest Street
                                   South Lebanon, Ohio 45065       Leased
  16.  Springboro/Franklin Office  525 West Central Avenue
                                   Springboro, Ohio 45066          Owned
  17.  Waynesville Office          9 North Main Street
                                   Waynesville, Ohio 45068         Owned
  18.  Wilmington Office           1243 Rombach Avenue
                                   Wilmington, Ohio 45177          Owned

  (1)  Excess space in this office is leased to third parties.
  (2)  Lebanon Citizens owns the Oxford Office building and leases the land.

Dakin owns its main office at 20 & 24 East Mulberry Street, Lebanon, Ohio 45036. Excess space in this office is leased to third parties. Dakins six other offices are located in Lebanon Citizens branch offices.

Item 3.  Legal Proceedings

Except for routine litigation incident to their businesses, LCNB and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.



Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

LCNB had approximately 592 registered holders of its common stock as of December 31, 2001. The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.

LCNB common stock is not traded in an established public market. Several market-makers facilitate trading of shares. Trade prices for shares of LCNB stock, reported through registered securities dealers, are set forth below. Trades have occurred during the period without the knowledge of LCNB. The trades of which LCNB is aware from the market makers in the stock are those outlined. The prices given are interdealer without retail markups, markdown or commissions.

        2001                            High              Low
        ----                            ----              ---
    First Quarter                     $38.875          $32.50
    Second Quarter                     42.00            33.00
    Third Quarter                      41.00            38.00
    Fourth Quarter                     42.50            39.55

        2000
        ----
    First Quarter                     $70.00           $40.00
    Second Quarter                     45.00            40.00
    Third Quarter                      42.00            37.00
    Fourth Quarter                     40.00            34.00


The following table presents cash dividends per share declared and paid in the periods shown:

                            2001           2000
     First Quarter         $0.45           0.30
     Second Quarter         0.45           0.30
     Third Quarter          0.45           0.30
     Fourth Quarter         0.50           0.90
                           -----           ----
         Total             $1.85           1.80
                           =====           ====

It is expected that LCNB will continue to pay dividends on a similar schedule, to the extent permitted by business and other factors beyond management's control.



Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 1997 through 2001 and are derived from LCNB
Corp's consolidated financial statements and Lebanon Citizens' unaudited financial statements and call reports.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis and Quantitative and Qualitative Disclosures about Market Risk included in
Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this
Form 10-K.
                                  For the Years Ended December 31,
                                  --------------------------------
                            2001       2000       1999       1998       1997
                                       (Dollars in thousands,
                                  except ratios and data per share)
Income Statement
 Interest Income        $ 32,294   $ 32,151   $ 29,691   $ 29,599   $ 27,777
 Interest Expense         14,372     15,954     13,305     14,080     14,344
                         -------    -------    -------    -------    -------
 Net Interest Income      17,922     16,197     16,386     15,519     13,433
 Loan Loss Provision         237        197        208        191        291
                         -------    -------    -------    -------    -------
   Net Interest Income
    after Provision       17,685     16,000     16,178     15,328     13,142
 Other Operating Income    4,712      4,400      4,370      4,213      3,694
 Operating Expenses       13,890     13,069     12,650     11,655      9,626
                         -------    -------    -------    -------    -------
 Income before
  Income Taxes             8,507      7,331      7,898      7,886      7,210
 Provision for
  Income Taxes             2,440      2,091      2,323      2,426      2,178
                         -------    -------    -------    -------    -------
     Net Income         $  6,067   $  5,240   $  5,575   $  5,460   $  5,032
                         =======    =======    =======    =======    =======

Balance Sheet
 Securities             $101,382   $ 84,894   $105,558   $123,687   $101,188
 Loans net               325,165    328,439    285,608    265,057    268,294
 Total Assets            480,435    451,000    439,238    432,364    421,250
 Total Deposits          414,772    394,786    391,569    387,006    377,386
 Long-Term Debt           12,306      6,356        403          -          -
 Total Shareholders
  Equity                  49,507     46,310     42,687     42,335     38,780

                                  For the Years Ended December 31,
                                  --------------------------------
                            2001       2000       1999       1998       1997

Selected Financial Ratios
and Other Data
 Return on average
  assets                   1.30%      1.17%      1.29%      1.30%      1.30%
 Return on average
  equity                  12.50%     11.84%     13.01%     13.57%     13.58%
 Equity-to-assets
  ratio                    0.10       0.10       0.10       0.10       0.09
 Dividend payout
  ratio                    0.54       0.61       0.51       0.46       0.42
 Earnings per
  share(1)                 3.43       2.95       3.14       3.07       2.83
 Dividends declared
  per share(1)             1.85       1.80       1.60       1.40       1.20

  (1) All per share data have been adjusted to reflect the ten-for-one stock exchange in 1999 and the pooling of interests accounting method for the Dakin acquisition in 2000.



Item 7.  Management's Discussion and Analysis


Introduction

The following is management's discussion and analysis of the financial condition and results of operations of LCNB. It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2001 Annual Report to Shareholders.


Comparative Financial Information

Effective May 18, 1999, Lebanon Citizens was reorganized into a one-bank holding company structure. Prior to that date, the financial information presented represents the assets, liabilities and operations of Lebanon Citizens. Comparative earnings per share information is presented on pro forma basis.

On April 11, 2000 LCNB issued 15,942 shares of common stock in exchange for all outstanding shares of Dakin Insurance Agency, Inc. (Dakin). On that date, Dakin merged with and into an interim subsidiary of LCNB. As a result of the merger, Dakin became a wholly owned subsidiary of LCNB.
The merger was accounted for as a pooling-of-interests and, accordingly, all financial statements presented herein have been restated to include the financial position and results of operations of Dakin.


Forward Looking Statements

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgment as of the current date. LCNB disclaims, however, any intent or obligation to update such forward-looking statements.


Net Income

LCNB earned $6,067,000 in 2001 compared to $5,240,000 in 2000. Earnings per share were $3.43, a 16.27% or $0.48 per share increase from 2000.
Performance ratios for 2001 included a return on average assets of 1.30% and a return on average equity of 12.50% compared to ratios of 1.17% and 11.84%, respectively, for 2000.

LCNB earned $5,240,000 in 2000 compared to $5,575,000 in 1999. Earnings per share were $2.95, a 6.05% or $0.19 per share decline from 1999. Performance ratios for 2000 included a return on average assets of 1.17% and a return on average equity of 11.84% compared to ratios of 1.29% and 13.01%, respectively, for 1999.


Net Interest Income

The amount of net interest income earned by LCNB is influenced by the dollar amount (volume) and mix of interest earning assets and interest bearing liabilities and the rates earned or paid on each. The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest earning assets and the resultant yields on a fully taxable equivalent basis, and the dollar amounts of interest expense and average interest-bearing liabilities and the resultant rates paid.

                                                     Years ended December 31,
                                                     ------------------------
                                     2001                           2000                            1999
                                     ----                           ----                            ----
                          Average   Average   Interest    Average   Average   Interest    Average   Average   Interest
                       Outstanding  Yield/    Earned/  Outstanding  Yield/    Earned/  Outstanding  Yield/     Earned/
                          Balance    Rate      Paid       Balance    Rate      Paid       Balance    Rate       Paid
                                                           (Dollars in thousands)
Loans(1)                 $332,634    8.25%    $27,439    $309,658    8.48%    $26,264    $273,273     8.32%   $22,743
Federal funds sold         19,080    3.50         667       7,258    6.32         459       9,251     5.00        463
Deposits in banks               -       -           -       4,149    5.81         241       5,486     5.12        281
Federal Reserve
 Bank stock                   647    6.03          39         647    6.03          39         647     6.03         39
Federal Home Loan
 Bank stock                 1,957    6.75         132         418    7.42          31           -        -          -
Investment securities:
 Taxable                   47,394    5.49       2,601      67,100    5.28       3,542      83,592     5.88      4,914
 Non-taxable(2)            33,592    6.58       2,211      26,233    9.27       2,433      29,995     6.32      1,895
                          -------              ------     -------              ------     -------              ------
Total earning assets      435,304    7.60      33,089     415,463    7.95      33,009     402,244     7.54     30,335
Non-earning assets         33,705                          33,707                          32,528
Allowance for
 loan losses               (2,002)                         (2,002)                         (2,004)
                          -------                         -------                         -------
Total assets             $467,007                        $447,168                        $432,768
                          =======                         =======                         =======

Savings deposits         $ 96,440    2.62       2,529    $ 84,156    3.82       3,217      79,555     2.99      2,382
NOW and money fund         81,204    2.37       1,925      81,215    2.84       2,303      79,548     2.40      1,912
IRA and time
 certificates             175,098    5.32       9,315     178,842    5.64      10,081     178,541     5.01      8,944
Short-term debt               964    3.42          33       1,250    6.64          83         934     4.60         43
Long-term debt              8,062    7.07         570       3,855    7.00         270         432     5.56         24
                          -------              ------     -------              ------     -------              ------
Total interest-bearing
 liabilities              361,768    3.97      14,372     349,318    4.57      15,954     339,010     3.92     13,305
                                               ------                          ------                          ------


Demand deposits            53,959                          52,059                          49,076
Other liabilities           2,723                           1,527                           1,718
Capital                    48,557                          44,264                          42,964
                          -------                         -------                         -------
Total liabilities
 and capital             $467,007                        $447,168                        $432,768
                          =======                         =======                         =======
Net interest rate
 spread(3)                           3.63                           3.38                              3.62

Net interest margin on
 a taxable equivalent
 basis(4)                            4.30     $18,717               4.11      $17,055                 4.23    $17,030
                                               ======                          ======                          ======
Ratio of interest-earning
assets to interest-bearing
liabilities                120.33%                         118.94%                         118.65%

   (1) Includes nonaccrual loans if any.  Income from tax-exempt loans is included in interest income on a taxable equivalent basis, using an incremental rate of 34%.
   (2) Income from tax-exempt securities is included in interest income on a taxable equivalent basis.
       Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
   (3) The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
   (4) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

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

                              For the years ended December 31,
                              --------------------------------
                          2001 vs. 2000               2000 vs. 1999
                          -------------               -------------
                     Increase (decrease) due to   Increase (decrease) due to
                     --------------------------   --------------------------
                       Volume     Rate   Total     Volume    Rate     Total
                                      (Dollars in thousands)
Interest income
 attributable to:
Loans (1)              $1,910     (735)  1,175     3,079     442     3,521
Federal funds sold        485     (277)    208        18     (22)       (4)
Deposits in banks        (241)       -    (241)      (89)     49       (40)
Federal Reserve
  Bank stock                -        -       -         -       -         -
Federal Home Loan
  Bank stock              104       (3)    101        31       -        31
Investment securities:
  Taxable              (1,077)     136    (941)     (904)   (468)   (1,372)
  Non-taxable(2)          585     (807)   (222)     (197)    735       538
                        -----    -----   -----     -----     ---     -----
Total interest income   1,766   (1,686)     80     1,938     736     2,674

Interest expense
 attributable to:
Savings deposits          423   (1,111)   (688)      144     691       835
NOW and money fund          -     (378)   (378)       41     350       391
IRA and time
  certificates           (208)    (558)   (766)       15   1,122     1,137
Short-term borrowings     (16)     (34)    (50)       17      23        40
Long-term debt            297        3     300       232      14       246
                        -----    -----   -----     -----   -----     -----
Total interest expense    496   (2,078) (1,582)      449   2,200     2,649
                        -----    -----   -----     -----   -----     -----
Net interest income    $1,270      392   1,662     1,489  (1,464)       25
                        =====    =====   =====     =====   =====     =====

  (1) Nonaccrual loans, if any, are included in average loan balances and recognized loan fees (costs) of $(95,000) and $(74,000) for 2001 and 2000, respectively, are included in interest income.
  (2) Change in interest income from non-taxable loans and investment securities is computed based on interest income determined on a taxable equivalent yield basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

                                    -23-

2001 vs. 2000. Tax equivalent interest income increased $80,000 due to an increase of $19.8 million in average interest-earning assets, largely offset by a 35 basis point (a basis point equals 0.01%) decline in the average rate earned. Most of the increase in average interest-earning assets was in the loan portfolio, which grew $23.0 million on an average basis even though the consolidated balance sheet shows total loans at December 31, 2001 were $3.3 million less than at December 31, 2000. A significant influence on the average loan balance for 2001 was a $42.8 million increase in loans during 2000. See the Assets section of this Discussion for more information on the loan portfolio. The average rate earned decreased primarily because of a general market wide decrease in interest rates.

Interest expense decreased $1,582,000 because of a 60 basis point decrease in the average rate paid for deposits and borrowings, partially offset by a $12.5 million increase in average interest-bearing liabilities. The decrease in average rates paid was also due to a general decline in market rates during 2001. Most of the increase in average interest-bearing liabilities was in average savings deposits, which increased $12.3 million, and in average long term debt, which increased $4.2 million. Management believes that, due to the current declining rate economic environment, investors are reducing long-term investments and placing the funds in highly liquid, short-term instruments. This means much of the recent growth in savings deposits could be quickly withdrawn if interest rates increase. Management is attempting to lock-in a portion of these funds by offering special rates and terms on selected certificate of deposit products. Management also borrowed $6.0 million from the Federal Home Loan Bank during 2001 in an attempt to lock-in some long-term funding at current, historically low, market rates.

The net interest margin increased from 4.11% during 2000 to 4.30% during 2001 because of the 60 basis point decrease in average rates for interest bearing liabilities, partially offset by the 35 basis point decrease in average rates for interest earning assets.

2000 vs. 1999. Tax equivalent net interest income increased $25,000, or 0.15%, from 1999 to 2000. The net interest margin on a fully taxable equivalent basis (FTE) decreased from 4.23% in 1999 to 4.11% in 2000. This 12 basis point decrease was due in part to a 65 basis point increase in the cost of average interest-bearing liabilities, partially offset by a 41 basis point increase in the yield on average interest-earning assets. The increase in the cost of average interest-bearing liabilities resulted from a general increase in market rates and a $6 million borrowing from the Federal Home Loan Bank. The increase in the yield on average interest-earning assets is due to the same increase in market rates and to a shift of funds from investment securities to the higher earning loan portfolio. The loan-to-deposit ratio at December 31, 2000 and 1999 was 83.70% and 73.45%, respectively. An increase in average interest-earning assets of $13.2 million to $415.5 million in 2000 also contributed to the increase in net interest income. The increase was primarily attributable to increases in average commercial and residential real estate loans.

Provisions and Allowance for Loan Losses

The total provision for loan losses is determined based upon Management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for credit losses include the nature, volume and consistency of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers ability to pay. The following table presents the total loan provision and the other changes in the allowance for loan losses for the years 1997 through 2001.


                                        2001   2000   1999   1998   1997
                                        ----   ----   ----   ----   ----
                                             (Dollars in thousands)
Balance - Beginning of year           $2,000  2,000  2,000  2,200  2,000

Loans charged off:
  Commercial and industrial                -      -      -    227      -
  Commercial, secured by real estate       -      -      -      -      -
  Residential real estate                  -      -      -      3      -
  Consumer, excluding credit card        237    222    252    153     93
  Agricultural                             -      -      -      -      -
  Credit Card                             40     33     20     36     29
  Other                                    -      -      -      -      -
                                       -----  -----  -----  -----  -----
    Total loans charged off              277    255    272    419    122
                                       -----  -----  -----  -----  -----
Recoveries:
  Commercial and industrial                -      -      -      -      -
  Commercial, secured by real estate       -      -      -      -      -
  Residential real estate                  -      -      -      -      -
  Consumer, excluding credit card         38     55     62     26     25
  Agricultural                             -      -      -      -      -
  Credit Card                              2      3      2      2      6
  Other                                    -      -      -      -      -
                                       -----  -----  -----  -----  -----
    Total recoveries                      40     58     64     28     31
                                       -----  -----  -----  -----  -----
      Net charge-offs                    237    197    208    391     91

Provision charged to operations          237    197    208    191    291
                                       -----  -----  -----  -----  -----
  Balance - End of year               $2,000  2,000  2,000  2,000  2,200
                                       =====  =====  =====  =====  =====
Ratio of net charge-offs during the
period to average loans outstanding     .07%   .06%   .08%   .14%   .04%
                                        ===    ===    ===    ===    ===

                                    -25-

The allowance for loan losses of $2.0 million is 0.61% of total loans at December 31, 2001, compared to $2.0 million or 0.61% of total loans at December 31, 2000, and $2.0 million or 0.70% of total loans at December 31, 1999. The $63,000 increase in consumer loans charged off, net of recoveries, in 1999 over 1998 is attributable, in part, to the adoption of a new uniform charge-off policy in 1999 for consumer, credit card, and home mortgage loans as mandated by the Federal Financial Institution's Examination Council for all banks and thrifts. It includes a requirement to charge off open-end credit at 180 days delinquency and closed-end credit at 120 days delinquency.


Non-Interest Income

2001 vs. 2000. Non-interest income increased $312,000, or 7.09%, to $4,712,000 in 2001 from $4,400,000 in 2000. The increase was primarily due to a $240,000 increase in service charges and fees and a $297,000 increase in insurance agency income, partially offset by a $250,000 decrease in trust income.

The increase in service charges and fees from 2000 to 2001 was due to increases in return check fees and check card income. Lebanon Citizens increased the returned check fee from $20 to $25 in December, 2000. Check card fees increased primarily because a greater number of cards were outstanding during 2001 than during 2000.

The increase in insurance agency income is primarily due to contingency commissions received during the first quarter, 2001. Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience. Contingency commissions received during the first quarter, 2001 totaled $189,000, but only $6,000 during the first quarter, 2000. The balance of the increase in 2001 was generated from commissions received on new and renewing policies. Management believes that claims filed by Dakin clients with underwriters during 2001 will reduce the contingency commissions received during 2002 to a minimal level.

Trust fee income decreased in 2001 due to a decrease in the market value of assets under management, on which fees are based. The decline in asset market value was primarily the result of general market conditions.

2000 vs. 1999. Non-interest income increased $30,000, or 0.69%, to $4,400,000 in 2000 from $4,370,000 in 1999. The increase was primarily due to a $205,000 increase in trust income, partially offset by a $50,000 decrease in service charges and fees and a $128,000 decrease in insurance agency income.

The trust fee income increased in 2000 due to an increase in estate fee income, partially offset by a decrease in the market value of assets under management, on which fees are based.

The decrease in service charges and fees from 1999 to 2000 was due to a $215,000 reduction in merchant credit card processing fees resulting from the exiting of the business in the fourth quarter of 1999. Lebanon Citizens outsourced these services in 1999 due to declining margins and now functions as a referral conduit for merchant credit card business. This decrease was partially offset by:

  a. a $65,000 increase in VISA check card fee income resulting from continued growth in both the usage and number of cardholders, and
  b.  increases in deposit account related fees.

The decrease in insurance agency income is primarily due to a large contingency commission Dakin recognized during the first quarter of 1999, which did not recur during 2000.


Non-Interest Expense

2001 vs. 2000. Non-interest expense increased $821,000, or 6.28%, during 2001 as compared to 2000. This increase was primarily due to:

  a.  a $433,000, or 7.83%, increase in salaries and wages,
  b.  a $162,000, or 11.45%, increase in pension and other employee benefits,
  c.  a $102,000, or 25.06% increase in state franchise taxes, and
  d.  a $105,000, or 3.45%, increase in other non-interest expense.

Salaries and wages increased as a result of normal salary and wage increases, an increase in the number of employees, and increased commissions paid
Dakins agents because of the increase in the volume of policies written. In addition, a portion of the pay received by LCNB officers and employees is based on corporate earnings. Since earnings during 2001 were greater than during 2000, a higher amount of incentive pay was paid to employees.

Pension and other employee benefits increased primarily because of an increase in pension expense recognized. Other benefits, including social security and medicare matching and health care costs, also increased.

A banks state franchise taxes are based on net worth, so the increase in state franchise taxes reflects growth in shareholders equity.

The increase in other non-interest expense was due in part to:

  a. a $145,000 increase in ATM expenses resulting from continued expansion in the number of ATMs and an increase in the number of ATM transactions processed,
  b.  a $67,000 increase in office supplies expense, and
  c. a $36,000 increase in personal computer banking expense primarily due to increased usage of LCNB On-Line, the computer banking feature available in Lebanon Citizens website (www.lcnb.com).

These increases were partially offset by:

  a. a $60,000 decrease in credit card expense primarily due to a change in the processing firm,
  b. a $77,000 decrease in legal and other professional fees caused primarily by the absence of fees paid during 2000 for services relating to the acquisition of Dakin, and
  c.  the absence of computer consulting fees totaling $34,000.

Depreciation on furniture and equipment, which is included in equipment expense, increased $56,000 and depreciation on bank premises, which is included in occupancy expense, increased $46,000. These increases were due to the recent construction of new offices and facilities. During 2000 LCNB constructed new offices in Goshen and Oxford and extensively remodeled the Columbus Avenue office in Lebanon. An electronic branch (a drive-up, stand-alone ATM) was also constructed on Peck Boulevard in Hamilton. During 2001 a new office was constructed on Washington Boulevard in Hamilton and an electronic branch was constructed in Harveysburg.

On June 29, 2001, LCNB signed a contract with Jack Henry & Associates for replacement of LCNBs core processing system, including computer hardware and software. Conversion from the current system to the new system is tentatively scheduled for late 2002 through early 2003. Management believes the new system will allow LCNB to enhance operating efficiencies and improve customer service. Anticipated software and hardware costs total approximately $1,086,000, which will be capitalized and charged to depreciation expense over the estimated lives of the assets, primarily seven years. Costs of converting data files from the current to the new system and costs of training employees on the new system are expected to total $129,000 during 2002 and $31,000 during 2003 and will be expensed as incurred.

2000 vs. 1999. Non-interest expense increased $419,000, or 3.31%, in 2000 from 1999. This increase was primarily due to:

  a. a $237,000, or 3.53%, increase in labor costs including pension and other employee benefits,
  b.  a $95,000, or 17.79%, increase in equipment expenses,
  c.  a $90,000, or 9.43%, increase in occupancy expenses, and
  d.  a $222,000, or 7.87%, increase in other non-interest expense.

Labor costs increased as a result of normal increases in salaries and wages and increases in pension and health insurance costs.

The increase in equipment expense is primarily due to depreciation recognized on new furniture and equipment purchased for new and remodeled offices. The increase in occupancy expense reflects increased costs due to new and remodeled offices and an increase in rent expense for the leased offices.

The increase in other non-interest expense was due in part to:

  a. a $64,000 increase in ATM expenses resulting from an expansion in the number of ATMs and an increase in the number of ATM transactions processed,
  b. attorney fees of $46,000 relating to the acquisition of Dakin Insurance Agency,
  c. a rate increase totaling $35,000 in Federal Deposit Insurance Corporation premiums,
  d. a $75,000 increase in telephone expense primarily due to a telephone system upgrade installed during 2000 and to an increased number of telephone lines needed to serve new ATMs, and
  e. consulting fees totaling $34,000 relating to the selection of a new computer system.

These increases were partially offset by a $152,000 decline in merchant credit card related processing and interchange expenses due to Lebanon Citizens exiting of the merchant credit card business in late-1999 and by certain printing and supply expense control initiatives established during 2000.


Income Taxes


LCNB's effective tax rates for the years ended December 31, 2001, 2000, and 1999 were 28.68%, 28.52%, and 29.41%, respectively. The difference between the statutory rate of 34.00% and the effective tax rate is primarily due to tax-exempt interest income.


Assets

2001 vs. 2000. Total assets increased $29.4 million, or 6.53%, from December 31, 2000 to December 31, 2001. This increase was primarily due to a $20.0 million increase in federal funds sold and a $16.1 million increase in securities available for sale, partially offset by a $4.0 million decrease in cash and due from banks and a $3.3 million decrease in loans.

The decrease in loans during 2001 can be attributed to:

  a. refinancing activity on residential mortgage loans because of the general decline in interest rates, combined with
  b. the sale of a large majority of the fixed rate residential loans originated during 2001 to the Federal Home Loan Mortgage Corporation (FHLMC).

Approximately $13.4 million of residential real estate loans were sold to FHLMC during 2001, while no loans were sold during 2000. The sales and refinancing payoffs contributed to a $19.3 million decline in residential real estate loans. Management began selling the loans after determining that current, historically low market rates for residential loans were not profitable in the long run. Offsetting the decline in residential loans was a $17.5 million increase in the commercial loan portfolio.

Since management was not able to invest deposit growth and borrowing increases in loan growth during 2001, the funds were invested in federal funds sold, which is a short-term investment and readily available, and in the securities portfolio. All of LCNBs investment securities are classified available for sale and can be readily sold if the funds are needed to support loan growth in the future.

Premises and equipment increased $1.1 million, net of $898,000 in depreciation expense, from December 31, 2000 to December 31, 2001. Expenditures for 2001 included approximately $1.2 million for costs associated with the new Hamilton office and the electronic branch in Harveysburg.

At December 31, 2001 Lebanon Citizens owned all but two of its branches. The Otterbein and South Lebanon branches were leased under multi-year operating leases. The current Otterbein lease expires in July, 2005, and the South Lebanon lease expires in July, 2006. Both leases contain renewal options. The Oxford office is built on leased land. This lease expires in July, 2059 and does not include renewal options. Lebanon Citizens has a right of first refusal if the land is sold during the term of the lease.

2000 vs. 1999. Total assets increased $11.8 million, or 2.68%, from December 31, 1999 to December 31, 2000. This increase was primarily due to a $42.8 million, or 15.00%, increase in loans, partially offset by a $22.4 million, or 21.36%, decrease in securities available for sale.

The loan increase from December 31, 1999 to December 31, 2000 resulted primarily from a $10.1 million increase in commercial and industrial loans, a $22.9 million increase in residential real estate loans, and a $4.5 million increase in consumer loans. The growth in residential real estate and commercial loans resulted from competitively priced products and focused officer-calling efforts in the Hamilton and Oxford markets as well as the Warren County offices. All residential real estate loans originated during 2000 were kept in Lebanon Citizens portfolio. This compares to $2.4 million and $11.6 million in loans originated and sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) during 1999 and 1998, respectively. Consumer loans increased primarily through concentrated efforts to originate indirect auto and other loans through dealers.

Securities decreased due to a shifting of assets from the securities portfolio to the higher yielding loan portfolio. Approximately $5.8 million of securities were sold in 2000, resulting in a $12,000 realized gain. Proceeds were primarily used to fund the continued loan growth.

Premises and equipment increased $2.3 million, net of $796,000 in depreciation expense, from December 31, 1999 to December 31, 2000. Expenditures for 2000 included approximately $2.4 million for costs associated with new offices in Goshen and Oxford, extensive remodeling of the Columbus Avenue office in Lebanon, and a new drive-up ATM located in Hamilton.

Deposits

2001 vs. 2000. Total deposits of $414.8 million at December 31, 2001, increased $20.0 million, or 5.06%, from December 31, 2000. Much of the growth was in the savings category, which increased $14.5 million during the year. Management believes this reflects investor preference for short-term, highly liquid investments during the current economic cycle. Demand deposits increased $7.4 million from $51.7 million at December 31, 2000 to $59.1 million at December 31, 2001. The balance at December 31, 2001 was unusually high and by mid-January, 2002, this balance had returned to a more typical average balance of approximately $55.6 million.

The only deposit category that did not increase during 2001 was money fund deposits, which decreased $12.9 million during the year. The decrease was intentional and relates to a corporate sweep checking account product offered by Lebanon Citizens. Excess funds in the checking accounts are automatically swept into the customers choice of several different non-bank owned mutual funds or, alternatively, a Lebanon Citizens savings product that is grouped with the money fund deposits category. After considering the declining rates LCNB was able to earn on its overnight federal fund investments and LCNBs increasing liquidity, management decided to decrease the rate offered on its sweep alternative and allow the funds to be transferred to the mutual fund alternatives.

2000 vs. 1999. Total deposits of $394.8 million at December 31, 2000 increased $3.2 million, or 0.82%, from December 31, 1999. Demand and NOW deposits decreased $6.2 million from December 31, 1999 to December 31, 2000, money fund deposits increased $19.4 million, and savings deposits increased $6.0 million. The increase in money fund deposits relates to the corporate sweep checking account product described above. The Lebanon Citizens savings product alternative was first introduced during the third quarter, 2000. Several large account holders chose the new deposit product, which accounted for most of the increase in the money fund deposits category. IRA deposits remained relatively constant from December 31, 1999 to December 31, 2000. Certificates greater than $100,000 decreased by $9.1 million due to managements decision not to bid on public fund deposits that matured during the final quarter of 2000. In making this decision, management considered Lebanon Citizens liquidity position and the rates that would be required to maintain the deposits. Other time certificates declined by $7.0 million as Lebanon Citizens continued to allow its higher cost retail deposit products to run-off.


Liquidity

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB. These commitments may include paying dividends to shareholders, funding new loans for borrowers, funding withdrawals by depositors, paying general and administrative expenses, and funding capital expenditures. Sources of liquidity include growth in deposits, principal payments received on loans, proceeds from the sale of loans, the sale or maturation of investment securities, cash generated by operating activities, and the ability to borrow funds. Management closely monitors the level of liquid assets available to meet ongoing funding requirements. It is Management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. LCNB experienced no liquidity or operational problems during the past year as a result of current liquidity levels.

Commitments to extend credit at December 31, 2001, totaled $56.7 million and standby letters of credit totaled $6.4 million and are more fully described in Note 10 to LCNBs Financial Statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

A contract with Jack Henry & Associates for replacement of LCNBs core processing system, including computer hardware and software, is tentatively expected to cost $1,086,000. The cost of converting data files from the current to the new system and of training employees on the new system are expected to total an additional $129,000 during 2002 and $31,000 during 2003. LCNB also plans to remodel several back-office areas of the main office during the first quarter, 2002; preliminary cost estimates for this project total approximately $195,000. As of December 31, 2001, LCNB had no other material commitments for capital expenditures.

Total deposits grew $20.0 million or 5.06% during 2001. The liquidity of LCNB is enhanced by the fact that 88.40% of total deposits at December 31, 2001, were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. An additional source of funding is borrowings from the Federal Home Loan Bank (FHLB). Total borrowings from the FHLB at December 31, 2001 were $12.0 million. The total remaining borrowing capacity from the FHLB at that date was approximately $81 million.

Liquid assets include cash, federal funds sold and securities available for sale. Except for investments in the stock of the Federal Reserve Bank and FHLB, all of LCNBs investment portfolio is classified as available-for-sale and can be readily sold to meet liquidity needs. At December 31, 2001, LCNBs liquid assets amounted to $132.8 million or 27.65% of total gross assets, up from $100.8 million or 22.34% of total gross assets at December 31, 2000. The primary reasons for the increase were increases in the amount of federal funds sold and securities available for sale.


Capital Resources

LCNB and Lebanon Citizens are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in Lebanon Citizens' assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%. A summary of the regulatory capital of LCNB and Lebanon Citizens at December 31 follows:

                                        2001                  2000
                                   ----------------      ----------------
                                   LCNB     Lebanon      LCNB     Lebanon
                                   Corp.   Citizens      Corp.   Citizens
                                          (Dollars in thousands)
Regulatory Capital:
  Shareholders' equity          $49,507     42,165     46,310     41,245
  Goodwill and other
   intangibles                   (3,729)    (3,585)    (4,210)    (4,157)
  Net unrealized securities
   losses (gains)                (1,196)    (1,071)      (281)      (219)
                                 ------     ------     ------     ------
    Tier 1 risk-based capital    44,582     37,509     41,819     36,869
  Eligible allowance for
   loan losses                    2,000      2,000      2,000      2,000
                                 ------     ------     ------     ------
     Total risk-based capital   $46,582    $39,509    $43,819    $38,869
                                 ======     ======     ======     ======
Capital Ratios:
  Total risk-based               15.40%     13.24%     14.88%     13.30%
  Tier 1 risk-based              14.74%     12.57%     14.20%     12.62%
  Tier 1 leverage                 9.46%      8.06%      9.22%      8.21%

Minimum Required Capital Ratios:
  Total risk-based                8.00%      8.00%      8.00%      8.00%
  Tier 1 risk-based               4.00%      4.00%      4.00%      4.00%
  Tier 1 leverage                 3.00%      3.00%      3.00%      3.00%

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

On April 17, 2001, LCNBs Board of Directors authorized three separate stock repurchase programs, to be run consecutively and commence immediately. The shares purchased will be held for future corporate purposes.

The first stock repurchase program is an Odd Lot Repurchase Program. Under the terms of this program, LCNB offered to purchase all the shares of any shareholder who owns 100 or fewer shares of LCNB. Letters were mailed to eligible shareholders on April 20, 2001, and the offer expired on June 4, 2001. The purchase price was $40 per share, which was the fair market value per share on April 12, 2001, plus an additional $5.50 premium. All expenses for this program were paid by LCNB. A total of 455 shares were purchased from eight shareholders under this program.

The second repurchase program is a Market Repurchase Program. LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker. Through December 31, 2001, 7,565 shares had been purchased under this program.


The third program is a Private Sale Repurchase Program. This program is available to shareholders who wish to sell large blocks of stock at one time. Because LCNBs stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices. A total of 4,977 shares had been purchased under this program at December 31, 2001. An additional 41,920 shares were purchased in January, 2002.


Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No.
142, Goodwill and Other Intangible Assets, on July 20, 2001.

SFAS No. 141 provides that all business combinations shall be accounted for using the purchase method of accounting; the use of the pooling-of-interests method will be prohibited. The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001 or all business combinations accounted for by the purchase method that are completed after June 30, 2001. LCNB has not been involved in any recent business combination discussions.

SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in this statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of(superceded by SFAS No. 144, see discussion which follows). SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001.

LCNBs intangible assets at December 31, 2001 are classified as intangible assets other than goodwill. Approximately $3.6 million of the intangibles recorded on the consolidated balance sheet at December 31, 2001 represents the remaining unamortized intangible related to LCNBs 1997 acquisition of three branch offices from another bank. The intangible is being amortized over ten years in accordance with SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which was not superseded by SFAS No. 142. During December, 2001, the FASB announced it will undertake a limited-scope project to reconsider part of the guidance in SFAS No. 72. Issuance of a final statement is not expected until the fourth quarter of 2002.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued by the FASB on October 3, 2001 and is effective for fiscal years beginning after December 15, 2001. This statement effectively supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30 and requires that long-lived assets, including discontinued operations, that are to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell. The statement also resolves certain implementation issues regarding SFAS No.
121. This statement is not expected to have a material impact on LCNBs statements of financial condition or results of operations.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk for LCNB is primarily interest rate risk. LCNB attempts to mitigate this risk through asset/liability management strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates. LCNB does not use derivatives such as interest rate swaps, caps or floors to hedge this risk. LCNB has not entered into any market risk instruments for trading purposes. Lebanon Citizens' Asset and Liability Management Committee ("ALCO") primarily uses Interest Rate Sensitivity Gap Analysis, also known as repricing mismatch analysis, for measuring and managing interest rate risk.


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

The following table reflects LCNBs gap analysis at December 31, 2001.
The amounts reported in the table are the principal cash flows of rate sensitive assets and liabilities by expected maturity or repricing timeframe. Also presented is the related weighted average interest rate. Fixed rate real estate mortgage loans and mortgage-backed securities are allocated to the various maturity/repricing periods based on contractual maturities adjusted for expected prepayments under the current market interest rate environment. Deposit liabilities without contractual maturities such as NOW and savings accounts are allocated to the various repricing periods based on an analysis of forecasted account run-off that takes into consideration the relatively stable nature of these core deposits. The gap analysis indicates that LCNBs earnings are sensitive to the repricing of liabilities in the first year, sensitive to repricing of assets in the second through the fourth year, and asset sensitive thereafter. The aggregate ratio of rate sensitive assets to rate sensitive liabilities is 85.94% for the first year and 152.87% for years two through four. With the current relatively low market interest rate environment, management believes the ratios for the one year and two to four year time frames do not expose LCNBs net interest income to significant risk.

                                               Expected Maturity/Repricing
                                               ---------------------------
                            2002     2003       2004      2005      2006  Thereafter     Total    Fair Value
                                                   (Dollars in thousands)
  ASSETS
Loans: (1)
Fixed rate              $ 33,421    23,527    23,138    19,802    16,073     87,454    203,415     206,381
Average interest rate       8.97%     8.82%     8.63%     8.45%     8.24%      8.18%
Variable rate             66,049    12,119    31,380     5,696     1,688      6,210    123,142     123,142
Average interest rate       5.95%     7.93%     7.23%     8.09%     9.31%      7.85%
Securities available
 for sale (2)             12,036    13,767    15,492    11,293    11,344     32,867     96,799      98,610
Average interest rate (3)   4.86%     5.09%     5.50%     5.60%     5.45%      7.17%
Federal funds sold        19,950         -         -         -         -          -     19,950      19,950
Average interest rate       3.50%        -         -         -         -          -
Total earning assets     131,456    49,413    70,010    36,791    29,105    126,531    443,306     448,083
Average interest rate       6.24%     7.57%     7.31%     7.52%     7.21%      7.90%

  LIABILTIES
NOW and money fund        11,195     4,964     4,964      4,964     4,964    44,913     75,964      75,964
Average interest rate       1.24%     1.13%     1.13%      1.13%     1.13%     1.16%
Savings                   38,670     3,107     3,107      3,107     3,107    50,596    101,694     101,694
Average interest rate       1.46%     1.46%     1.46%      1.46%     1.46%     1.46%
IRAs
   Fixed rate              8,906     3,170     3,248      4,954     1,697       985     22,960      23,757
   Average interest
    rate                    5.41%     4.87%     4.94%      6.12%     5.14%     6.62%
   Variable rate           6,667     3,109         -          -         -         -      9,776       9,776
   Average interest
    rate                    2.70%     2.57%        -          -          -        -
CDs over $100,000         24,397     4,019     6,050      3,250      1,410        -     39,126      39,349
Average interest rate       4.85%     4.97%     4.28%      4.68%      5.02%       -
CDs under $100,000        61,076    17,446    13,926     10,622      2,756      289    106,115     109,023
Average interest rate       4.52%     4.53%     4.54%      5.05%      5.07%    6.36%


Long term debt             2,053     2,056     4,060      2,064      2,067        6     12,306      12,693
Average interest rate       7.55%     3.68%     6.06%      7.67%      5.55%    6.00%
Total interest-bearing
 liabilities             152,964    37,871    35,355     28,961     16,001   96,789    367,941     372,254
Average interest rate       3.57%     3.70%     3.96%      4.32%      3.21%    1.39%

Period gap              $(21,508)   11,542    34,655      7,830     13,104   29,742
Cumulative gap          $(21,508)   (9,966)   24,689     32,519     45,623   75,365

Ratio of rate sensitive assets to rate sensitive liabilities:
     First twelve months               85.94%
     Years two through four           152.87%
     Thereafter                       130.73%

  (1)  Excludes adjustments for deferred net origination costs and allowance for loan losses.
  (2)  At amortized cost.
  (3)  Rates for tax-exempt securities are adjusted to a taxable equivalent rate.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements required by this item are incorporated herein by reference to pages 15 through 24 of the Registrants 2001 LCNB Corp. Annual Report attached to this filing as Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures. - None

PART III

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 16, 2002, dated March 16, 2002, are incorporated by reference into Part III.



Item 10. Directors and Executive Officers of the Registrant

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 16, 2002), relating to Directors and Executive Officers of the Registrant, is incorporated herein by reference.



Item 11. Executive Compensation

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 16, 2002), relating to Compensation of Directors and Executive Officers, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 16, 2002), relating to Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 16, 2002), relating to Certain
Relationships and Related Transactions, is incorporated herein by Reference.

PART IV


Item 14. Exhibits, Financial Statements and Reports on 8-K

   1.  Financial Statements

       INDEPENDENT AUDITORS REPORT
       FINANCIAL STATEMENTS
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Shareholders Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

   2.  Financial Statement Schedules

       None

   3.  Exhibits required by Item 601 Regulation S-K.

    (a)Exhibit No.            Exhibit Description
       ----------             -------------------
           3.1       Articles of Incorporation of LCNB Corp.(1)
           3.2       Code of Regulations of LCNB Corp.(2)

          13         Portions of LCNB Corp. 2001 Annual Report (pages 2-3
                     and 15-24)

          21         LCNB Corp. Subsidiaries

          (1) Incorporated by reference to Registrants 1999 Form 10-K,
              Exhibit 3.1.
          (2) Incorporated by reference to Registrants Registration Statement on Form S-4, Exhibit 3.2, Registration
              No. 333-70913.

    (b)Reports on Form 8-K

       There were no Form 8-Ks filed with the SEC in the fourth quarter of 2001.

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

                                 February 11, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



/s/Steve P. Foster                              /s/James B. Miller
---------------------                           ---------------------
Steve P. Foster                                 James B. Miller
Executive Vice President                        Director
And Chief Financial Officer                     February 11, 2002
February 11, 2002


/s/David S. Beckett                             /s/Corwin M. Nixon
---------------------                           ---------------------
David S. Beckett                                Corwin M. Nixon
Director                                        Director
February 11, 2002                               February 11, 2002

/s/Robert C. Cropper                            /s/Kathleen Porter Stolle
---------------------                           -------------------------
Robert C. Cropper                               Kathleen Porter Stolle
Director                                        Director
February 11, 2002                               February 11, 2002


/s/William H. Kaufman                           /s/Howard E. Wilson
---------------------                           ----------------------
William H. Kaufman                              Howard E. Wilson
Director                                        Director
February 11, 2002                               February 11, 2002


/s/George L. Leasure                            /s/Marvin E. Young
---------------------                           ----------------------
George L. Leasure                               Marvin E. Young
Director                                        Director
February 11, 2002                               February 11, 2002