Form 10-Q
period 2002-03-31
LCNB CORP
filed 2002-04-29
CIK 1074902

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 2002

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

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of April 29, 2002, was 1,775,942 shares.

                                   LCNB Corp.

INDEX


                                                                        Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Balance Sheets -
                 March 31, 2002, and December 31, 2001 . . . . . . . . .1

               Consolidated Statements of Income -
                 Three Months Ended March 31, 2002
                 and 2001. . . . . . . . . . . . . . . . . . . . . . . .2

               Consolidated Statements of Shareholders' Equity -
                 Three Months Ended March 31, 2002 and 2001. . . . . . .3

               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2002 and 2001. . . . . . .4

               Notes to Consolidated Financial Statements . . . . . . . 5-9

               Independent Accountants' Review Report . . . . . . . . . 10


      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations. . . . . 11-22


      Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risks. . . . . . . . . . . . . . . . . . .22


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .23

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . .23

      Item 3.  Defaults by the Company on its Senior Securities. . . . .23

      Item 4.  Submission of Matters to a Vote of Security Holders . . .23

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .23

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .23

                        Part I - Financial Information
Item 1.  Financial Statements

                          LCNB Corp. and Subsidiaries
                          Consolidated Balance Sheets
                                  (thousands)
                                                March 31,      December 31,
                                                  2002            2001
                                               (unaudited)         (a)
ASSETS:
 Cash and due from banks                       $ 15,118           14,286
 Federal funds sold                              26,200           19,950
                                                -------          -------
     Total cash and cash equivalents             41,318           34,236
                                                -------          -------

 Securities available for sale, at
   market value                                  99,505           98,610
 Federal Reserve Bank stock and
   Federal Home Loan Bank stock, at cost          2,795            2,772

 Loans                                          322,158          327,165
   Less-allowance for loan losses                 2,000            2,000
                                                -------          -------
   Net loans                                    320,158          325,165
                                                -------          -------

 Premises and equipment, net                     11,610           11,628
 Accrued income receivable                        3,141            3,051
 Intangible assets                                3,580            3,729
 Other assets                                     1,509            1,244
                                                -------          -------
     TOTAL ASSETS                              $483,616          480,435
                                                =======          =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                          $ 55,993           59,137
  Interest-bearing                              362,000          355,635
                                                -------          -------
    Total deposits                              417,993          414,772
 Long-term debt                                  12,293           12,306
 Accrued interest and other liabilities           5,033            3,850
                                                -------          -------
     TOTAL LIABILITIES                          435,319          430,928
                                                -------          -------
SHAREHOLDERS' EQUITY:
 Common stock, no par value,
  authorized 4,000,000 shares; issued
  and outstanding 1,775,942 shares               10,560           10,560
 Surplus                                         10,553           10,553
 Retained earnings                               28,380           27,714
 Treasury shares at cost,
  54,917 and 12,997 shares at
  March 31, 2002 and December 31,
  2001, respectively                             (2,193)            (516)
 Accumulated other comprehensive
  income, net of taxes                              997            1,196
                                                -------          -------
     TOTAL SHAREHOLDERS' EQUITY                  48,297           49,507
                                                -------          -------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $483,616          480,435
                                                =======          =======

(a) Financial information as of December 31, 2001, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                    -1-

                            LCNB Corp. and Subsidiaries
                         Consolidated Statements of Income
                        (In thousands except per share data)
                                    (unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                   2002          2001
INTEREST INCOME:
 Interest and fees on loans                     $ 6,254         7,095
 Interest on federal funds sold                      95           127
 Dividends on Federal Reserve Bank and
  Federal Home Loan Bank stock                       24             -
 Interest on investment securities-
  Taxable                                           652           663
  Non-taxable                                       407           373
                                                  -----         -----
    TOTAL INTEREST INCOME                         7,432         8,258
                                                  -----         -----
INTEREST EXPENSE:
 Interest on deposits                             2,526         3,960
 Interest on short-term borrowings                    4            11
 Interest on long-term debt                         185           120
                                                  -----         -----
    TOTAL INTEREST EXPENSE                        2,715         4,091
                                                  -----         -----
    NET INTEREST INCOME                           4,717         4,167
PROVISION FOR LOAN LOSSES                            54            57
                                                  -----         -----
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                    4,663         4,110
                                                  -----         -----
NON-INTEREST INCOME:
 Trust income                                       301           208
 Service charges and fees                           579           561
 Net gain on sale of securities                       9            18
 Insurance agency income                            251           393
 Other operating income                              35            45
                                                  -----         -----
    TOTAL NON-INTEREST INCOME                     1,175         1,225
                                                  -----         -----
NON-INTEREST EXPENSE:
 Salaries and wages                               1,615         1,496
 Pension and other employee benefits                477           434
 Equipment expenses                                 156           166
 Occupancy expense - net                            248           256
 State franchise tax                                141           131
 Marketing                                           83            70
 Intangible amortization                            149           129
 Other non-interest expense                         844           742
                                                  -----         -----
    TOTAL NON-INTEREST EXPENSE                    3,713         3,424
                                                  -----         -----

    INCOME BEFORE INCOME TAXES                    2,125         1,911
PROVISION FOR INCOME TAXES                          599           554
                                                  -----         -----
      NET INCOME                                $ 1,526         1,357
                                                  =====         =====

Dividends declared per common share             $   .50           .45

Basic earnings per common share                 $   .88           .76

Average shares outstanding (000's)                1,732         1,776


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                    -2-

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Shareholders' Equity
                                       (thousands)
                                       (unaudited)
                                                                 Accumulated
                                                                    Other          Total
                            Common           Retained  Treasury  Comprehensive  Shareholders'  Comprehensive
                            Shares  Surplus  Earnings   Shares      Income         Equity          Income

Balance January 1, 2001   $10,560   10,553    24,916                 281         46,310

Net income                                     1,357                              1,357          1,357

Net unrealized gain on
 available-for-sale securities
 (net of taxes of $381)                                              740            740            740

Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 taxes of $6)                                                        (12)           (12)           (12)
                                                                                                 -----
Total comprehensive income                                                                     $ 2,085
                                                                                                 =====
Cash dividends declared-
 $0.45 per share                                (799)                              (799)
                           ------   ------    ------              ------         ------
Balance March 31, 2001    $10,560   10,553    25,474               1,009         47,596
                           ======   ======    ======              ======         ======

Balance January 1, 2002   $10,560   10,553    27,714     (516)     1,196         49,507

Net income                                     1,526                              1,526          1,526

Net unrealized loss on
 available-for-sale securities
 (net of tax benefit of $99)                                        (193)          (193)          (193)

Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 taxes of $3)                                                         (6)            (6)            (6)
                                                                                                 -----
Total comprehensive income                                                                     $ 1,327
                                                                                                 =====
Treasury shares purchased                              (1,677)                   (1,677)

Cash dividends declared-
 $0.50 per share                                (860)                              (860)

                           ------   ------    ------    -----     ------         ------
Balance March 31, 2002    $10,560   10,553    28,380   (2,193)       997         48,297
                           ======   ======    ======    =====     ======         ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (thousands)
                                 (unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                           2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 1,526       1,357
  Adjustments to reconcile net income to net cash
   Provided by operating activities -
    Depreciation, amortization and accretion                 631         503
    Provision for loan losses                                 54          57
    Realized gain on sales of securities
      available for sale                                      (9)        (18)
    Origination of mortgage loans for sale                (2,271)       (554)
    Proceeds from sales of mortgage loans                  2,287         558
    (Increase) decrease in income receivable                 (90)         71
    Increase (decrease) in other liabilities                (532)         18
                                                          ------      ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          1,596       1,992
                                                          ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale      5,942       4,530
 Proceeds from maturities of securities available
  for sale                                                 2,179       2,905
 Purchases of securities available for sale               (9,476)        (15)
 Net decrease (increase) in loans                          4,849      (4,069)
 Purchases of premises and equipment                        (192)       (504)
 Proceeds from sale of premises and equipment                  -         189
                                                          ------      ------
     NET CASH PROVIDED BY INVESTING ACTIVITIES             3,302       3,036
                                                          ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                    3,221      13,778
 Net change in short-term borrowings                       1,513        (706)
 Principal payments on long-term debt                        (13)        (12)
 Cash dividends paid                                        (860)       (799)
 Purchases of treasury shares                             (1,677)          -
                                                          ------      ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             2,184      12,261
                                                          ------      ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               7,082      17,289

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          34,236      18,262
                                                          ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $41,318      35,551
                                                          ======      ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 2,935       4,262


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                    -4-

                           LCNB Corp. and Subsidiaries
                  Notes to the Consolidated Financial Statements
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
Substantially all of the assets, liabilities and operations of LCNB Corp.
(" LCNB") are attributable to its wholly owned subsidiaries, Lebanon Citizens National Bank ("Lebanon Citizens"), and Dakin Insurance Agency, Inc. ("Dakin"). The accompanying unaudited consolidated financial statements include the accounts of LCNB, Lebanon Citizens, and Dakin.

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods.

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

Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2001 Form 10-K filed with the Securities and Exchange Commission.

The financial information presented on pages one through eight of this Form 10-Q has been subject to a review by J.D. Cloud & Co. L.L.P., the Company's independent certified public accountants, as described in their report on page nine.


NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. LCNB's capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.

                           LCNB Corp. and Subsidiaries
                  Notes to the Consolidated Financial Statements
                                 (Unaudited)
                                 (Continued)

NOTE 3 - LOANS
Major classifications of loans at March 31, 2002 and December 31, 2001 are as follows (thousands):

                                               March 31,    December 31,
                                                 2002          2001
                                               --------     -----------
  Commercial and industrial                    $ 36,557       40,486
  Commercial, secured by real estate             77,697       72,477
  Residential real estate                       157,618      165,710
  Consumer, excluding credit card                43,140       41,006
  Agricultural                                    1,596        2,020
  Credit card                                     2,458        2,658
  Other loans                                       626          112
  Lease financing                                 1,822        2,088
                                                -------      -------
                                                321,514      326,557
  Deferred net origination costs                    644          608
                                                -------      -------
                                                322,158      327,165
  Allowance for loan losses                      (2,000)      (2,000)
                                                -------      -------
  Loans - net                                  $320,158      325,165
                                                =======      =======

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets. The unpaid principal balances of those loans at March 31, 2002 and December 31, 2001 were $24,720,000 and $23,734,000, respectively. Loans sold to the FHLMC during the quarters ended March 31, 2002 and 2001 totaled $2,271,000 and $554,000, respectively.

                           LCNB Corp. and Subsidiaries
                  Notes to the Consolidated Financial Statements
                                 (Unaudited)
                                 (Continued)

NOTE 3 - LOANS (continued)

Changes in the allowance for loan losses were as follows (thousands):
                                               March 31,     March 31,
                                                 2002          2001
                                               ---------     ---------
  Balance - beginning of year                   $2,000        2,000
  Provision for loan losses                         54           57
  Charge offs                                      (68)         (64)
  Recoveries                                        14            7
                                                 -----        -----
  Balance - end of period                       $2,000        2,000
                                                 =====        =====

There were no nonaccrual loans at March 31, 2002 or December 31, 2001.


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES
LCNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit is represented by the contract amount of those instruments.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2002 and December 31, 2001 were as follows:

                                               March 31,    December 31,
                                                 2002          2001
                                               ---------     ---------
                                                     (Thousands)
  Commitments to extend credit                  $78,627       56,738
  Standby letters of credit                       6,521        6,410

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At March 31, 2002 and December 31, 2001, outstanding guarantees of $1,631,000 and $1,520,000, respectively, were issued to developers and contractors. These guarantees generally expire within one year and are fully secured. In addition, LCNB has an approximate $5 million participation at March 31, 2002 and December 31, 2001 in a letter of credit securing payment of principal and interest on a bond issue. This letter of credit will expire July 15, 2005, and is secured by an assignment of rents and the underlying real property.

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

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT
On January 1, 2002, the Company adopted Statement of Financial Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (superseded by SFAS No. 144, which substantially carries over the applicable provisions of SFAS No. 121).

The Company's intangible assets at March 31, 2002 are classified as "intangible assets other than goodwill" and primarily represent the unamortized intangible related to the Company's 1997 acquisition of three branch offices from another bank. At March 31, 2002, the carrying amount of this intangible was $3.4 million, net of accumulated amortization of $2.6 million, and is being amortized on a straight line basis over ten years in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions, " which was not superseded by SFAS No. 142. In the second quarter of 2002, the Financial Accounting Standards Board is expected to issue an exposure draft, which could amend certain provisions of SFAS No.
72. If adopted, the amendment may change the current requirement to amortize intangibles originally recorded in accordance with SFAS No. 72.

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio


We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2002, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001 (presented herein), and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects.




                                      /s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
April 26, 2002

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


RESULTS OF OPERATIONS
LCNB earned $1,526,000 for the three months ended March 31, 2002, which was $169,000 or 12.45% greater than the $1,357,000 earned during the three months ended March 31, 2001. Earnings per share were $0.88 for the first quarter of 2002, compared with $0.76 per share earned in the first quarter of 2001. Annualized performance ratios for the 2002 period included a return on average assets of 1.29% and a return on average equity of 12.59%, compared with 1.21% and 11.67%, respectively, for the comparable period in 2001. The increase in earnings is primarily due to a $550,000 increase in net interest income.


NET INTEREST INCOME
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities. The following table presents, for the first quarter of 2002 and 2001, average balances for the different types of interest earning assets and interest bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

The following table presents the changes in interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2002 and 2001 as compared to the comparable periods in 2001 and 2000, respectively. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

                                      Three Months Ended
                                           March 31,
                                    -----------------------
                                      2002            2001
                                     (Dollars in thousands)
Interest-earning Assets:
  Average balance (1)               $448,018        421,968
  Interest income (2)                  7,648          8,457
  Average rate                          6.92%          8.13%

Interest-bearing Liabilities:
  Average balance                    370,821        355,453
  Interest expense                     2,715          4,091
  Average rate                          2.97%          4.67%

Net interest income                    4,933          4,366

Net interest margin on a
  taxable equivalent basis (3)          4.47%          4.20%

  (1)  Includes nonaccrual loans, if any.
  (2) Income from tax-exempt loans and investment securities is included in interest income on a taxable equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
  (3) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

                                         Three Months Ended
                                              March 31,
                                           2002  vs.  2001
                                     --------------------------
                                     Increase (decrease) due to
                                     --------------------------
                                     Volume     Rate     Total
                                           (In thousands)

 Interest Earning Assets
  Loans                             $(186)     (656)     (842)
  Federal funds sold                   98      (130)      (32)
  Deposits in banks                     -         -         -
  Federal Home Loan Bank stock          -        24        24
  Investment securities
   Taxable                            151      (162)      (11)
   Nontaxable                         127       (75)       52
                                      ---     -----     -----
    Total interest income             190      (999)     (809)

 Interest Bearing Liabilities
  Deposits                            100    (1,534)   (1,434)
  Short-term borrowings                 4       (11)       (7)
  Long-term debt                       94       (29)       65
                                      ---     -----     -----
    Total interest expense            198    (1,574)   (1,376)
                                      ---     -----     -----
      Net interest income            $ (8)      575       567
                                      ===     =====     =====

Net interest income on a fully tax equivalent basis for the first quarter of 2002 totaled $4,933,000, an increase of $567,000 from the first quarter of 2001. Total interest expense decreased $1,376,000, partially offset by a decrease in total interest income of $809,000. The decreases in both interest income and expense were primarily a result of decreases in the average rate earned on loans and investments and the average rate paid for deposits and borrowings. The rate decreases reflect a 475 basis point (a basis point equals 0.01%) decrease in the intended federal funds rate, as set by the Federal Reserve Board, during 2001.

The net interest margin (net interest income divided by average total earning assets) is a measure of the revenue generated by a financial institution's earning assets, after deducting interest expense. The net interest margin for the first quarter of 2002 was 4.47%, as compared to 4.20% for the first quarter, 2001. The net interest margin and net interest income increased due to rates paid for deposits and other borrowings decreasing more rapidly than rates earned on loans and other investments.

The decrease in total interest income was primarily due to a 121 basis point decrease in the average rate on earning assets, from 8.13% for the first quarter of 2001 to 6.92% for the first quarter of 2002. This decrease was slightly offset by a $26.0 million increase in average total earning assets. Average federal funds sold, which had an average interest rate of only 1.55% during the first quarter, 2002, increased $14.8 million and average investment securities increased $19.7 million. Average loans decreased $8.9 million primarily because of payoffs from loan refinances and sales of new fixed-rate loans to the Federal Home Loan Mortgage Corporation.

The decrease in total interest expense was due to a 170 basis point decrease in the average liability rate, slightly offset by a $15.4 million increase in average interest-bearing liabilities. Average interest-bearing deposits increased $9.0 million and average long-term debt increased $6.0 million. The deposit increase was primarily in the regular savings and prime savings products, reflecting customer preference for highly liquid, short-term investment products during the current rate cycle. The $6.0 million increase in long-term debt reflects additional borrowings from the Federal Home Loan Bank to lock in additional long-term funding at current, historically low, market rates.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                      Quarter Ended
                                                        March 31,
                                                    2002         2001
                                                       (thousands)
 Balance, beginning of period                     $ 2,000       2,000

  Charge-offs                                          68          64
  Recoveries                                           14           7
                                                    -----       -----
  Net charge-offs                                      54          57
                                                    -----       -----
 Provision for loan losses                             54          57
                                                    -----       -----
 Balance, end of period                           $ 2,000       2,000
                                                    =====       =====

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of LCNB at the dates indicated:

                                        March 31,      December 31,
                                          2002            2001
                                     -------------     ----------
                                               (thousands)
Loans accounted for on
 non-accrual basis                        $  -              -
Accruing loans which are
 past due 90 days or more                  177            146
Renegotiated loans                           -              -
                                           ---            ---
     Total                                $177            146
                                           ===            ===


NON-INTEREST INCOME

Non-interest income decreased $50,000, or 4.1%, during the first quarter of 2002 as compared to the first quarter of 2001. Trust income increased $93,000, or 44.7%, from the first quarter of 2001 primarily due to an increase in the market value of assets managed, upon which most fees are based, an increase in estate executor fees, and an increase in termination fees.

Insurance agency commissions decreased $142,000, or 36.1%, compared to the first quarter of 2001 due to the absence of $189,000 in contingency commissions received in 2001, but not in 2002. Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience.

NON-INTEREST EXPENSE

Total non-interest expense increased $289,000, or 8.4%, during the first quarter, 2002 compared with the first quarter, 2001. Salaries and wages increased $119,000, or 8.0%, primarily due to salary and wage increases and secondarily to the addition of several new employees. A small increase in the number of staff was necessary because of the opening of a full-service office in Hamilton, Ohio in September, 2001. Pension and other employee benefits increased $43,000, or 9.9%, primarily due to increased Social Security and Medicare matching as of result of increased wages and salaries and to increased health insurance costs. Other non-interest expense increased $102,000, or 13.7%, primarily due to:

   a. a $30,000 increase in computer maintenance costs due to new hardware and software required for a conversion to a new operating system;
   b. a $40,000 increase in automatic teller machine (ATM) expenses due to increased usage of ATMs, an increase in fees paid the ATM processor, and the cost for a new maintenance contract on ATMs; and
   c. a $19,000 increase in legal fees primarily for special work done during the first quarter, 2002.

FINANCIAL CONDITION

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                   CONDENSED AVERAGE QUARTERLY BALANCE SHEETS
                                                  (thousands)
                                     March 31,   December 31,   September 30,
                                       2002         2001           2001
ASSETS
 Interest-earning:
  Federal funds sold                $ 24,911       24,172         19,159
  Securities available for sale      100,471       90,746         81,803
  Loans                              322,636      332,340        333,252
                                     -------      -------        -------
    Total interest-earning assets    448,018      447,258        434,214
                                     -------      -------        -------
Noninterest-earning:
  Cash and due from banks             14,195       13,291         12,094
  All other assets                    19,562       19,323         19,264
  Allowance for credit losses         (2,002)      (2,001)        (2,002)
                                     -------      -------        -------
       Total assets                 $479,773      477,871        463,570
                                     =======      =======        =======
LIABILITIES
 Interest bearing:
  Interest-bearing deposits         $357,373      356,127        347,998
  Short-term borrowings                1,148        1,296            955
  Long-term debt                      12,300        9,226          8,314
                                     -------      -------        -------
    Total interest-bearing
     liabilities                     370,821      366,649        357,267

Noninterest-bearing:
  Noninterest-bearing deposits        57,203       57,953         54,448
  All other liabilities                2,594        3,273          2,891
                                     -------      -------        -------
       Total liabilities             430,618      427,875        414,606

SHAREHOLDERS' EQUITY                  49,155       49,996         48,964
                                     -------      -------        -------
       Total liabilities and
        shareholders' equity        $479,773      477,871        463,570
                                     =======      =======        =======

                                    -17-

March 31, 2002 vs. December 31, 2001. Total average interest-earning assets increased $0.8 million when comparing the quarter ended March 31, 2002 to the December 31 quarter. Securities available for sale increased $9.7 million and loans decreased a like amount. The decrease in the loan portfolio was in residential real estate mortgage loans, which decreased $10.4 million on an average basis. The decrease was due to payoffs on loans refinanced combined with the sale of $2.3 million in new fixed-rate mortgage loans during the March 31 quarter. Unable to invest deposit and loan growth in the loan portfolio, management purchased additional investment securities available for sale, which can readily be sold if the funds should be needed for future loan growth.

Total average interest-bearing liabilities increased $4.2 million when comparing the March 31 and December 31 quarters. Most of the increase was in long-term debt, which increased $3.1 million on an average basis. The increase in long-term debt reflects $4.0 million in additional Federal Home Loan Bank borrowings with maturities of two and three years obtained during December, 2001. LCNB borrowed the $4.0 million in an attempt to lock in additional longer-term funds at current, historically low, market rates. The $1.2 million growth in average interest-bearing deposits was due to growth in regular savings accounts, which grew $7.7 million on an average basis. This positive growth was partially offset by decreases in prime savings and certificates of deposit greater than $100,000.

Management believes the growth in regular savings accounts reflects investor preference for short-term, highly liquid investments during the current economic cycle. This means much of the recent savings deposit growth could be quickly withdrawn if interest rates increase. Management is attempting to lock in a portion of these funds by offering special rates and terms on selected certificate of deposit products.

ASSETS UNDER MANAGEMENT

In addition to assets recorded in its balance sheet, LCNB, as a fiduciary, manages assets for customers and investors as a part of its normal operations. The following table shows balances for the different types of assets managed.

                                        March 31,      December 31,
                                          2002            2001
                                       ----------      ----------
                                              (thousands)
Total consolidated assets
  from the balance sheet               $483,616          480,435
Assets managed by the
  Trust Department                      109,147          109,456
Mortgage loans serviced for others       24,720           23,734
Business cash management                 27,619           26,163
                                        -------          -------
Total assets managed                   $645,102          639,788
                                        =======          =======


CAPITAL

Lebanon Citizens and LCNB Corp. are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. A summary of the regulatory capital and capital ratios of LCNB follows:

                                              At                At
                                           March 31,       December 31,
                                             2002              2001
                                             (Dollars in thousands)
Regulatory Capital:
 Shareholders' equity                     $ 48,297            49,507
 Goodwill and other intangibles             (3,580)           (3,729)
 Net unrealized securities losses             (997)           (1,196)
                                            ------            ------
   Tier 1 risk-based capital                43,720            44,582

 Eligible allowance for loan losses          2,000             2,000
                                            ------            ------
  Total risk-based capital                $ 45,720            46,582
                                            ======            ======
Capital Ratios:
 Total risk-based                            15.06%            15.40%
 Tier 1 risk-based                           14.40%            14.74%
 Tier 1 leverage                              9.23%             9.46%

Minimum Required Capital Ratios:
 Total risk-based                             8.00%             8.00%
 Tier 1 risk-based                            4.00%             4.00%
 Tier 1 leverage                              3.00%             3.00%

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

The second repurchase program is a "Market Repurchase Program. " LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker. Through March 31, 2002, 7,565 shares had been purchased under this program.

The third program is a "Private Sale Repurchase Program. " This program is available to shareholders who wish to sell large blocks of stock at one time. Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices. A total of 46,897 shares had been purchased under this program at March 31, 2002.

LIQUIDITY

LCNB depends on dividends from its subsidiaries for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders. National banking law limits the amount of dividends Lebanon Citizens may pay to the sum of retained net income, as defined, for the current year plus retained net income for the previous two years. Prior approval from the Office of the Comptroller of the Currency, Lebanon Citizens primary regulator, would be necessary for Lebanon Citizens to pay dividends in excess of this amount. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. Management believes Lebanon Citizens will be able to pay anticipated dividends to LCNB without needing to request approval.

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash, federal funds sold and securities available for sale. At March 31, 2002, LCNB liquid assets amounted to $140.8 million or 29.1% of total gross assets, an increase from $132.8 million or 27.7% at December 31, 2001.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's primary market area. LCNB does not solicit brokered deposits as a funding source. The liquidity of LCNB is enhanced by the fact that 89.8% of total deposits at March 31, 2002 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Secondary sources of liquidity include LCNB's ability to sell loan participations, borrow funds from the Federal Home Loan Bank and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. LCNB experienced no liquidity or operational problems as a result of current liquidity levels.

In June, 2001, LCNB signed a contract with Jack Henry & Associates for replacement of LCNB's core processing system, including computer hardware and software. Conversion from the current system to the new system is tentatively scheduled for late 2002 through early 2003. Management believes the new system will allow LCNB to enhance operating efficiencies and improve customer service. Anticipated software and hardware costs total approximately $1,086,000, which will be capitalized and charged to depreciation expense over the estimated lives of the assets, primarily seven years. Costs of converting data files from the current to the new system and costs of training employees on the new system are expected to total $129,000 during 2002 and $31,000 during 2003 and will be expensed as incurred. It is anticipated the associated costs will be funded by liquidating short-term assets.

NEW ACCOUNTING PRONOUNCEMENT

On January 1, 2002, the Company adopted Statement of Financial Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets. " SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (superseded by SFAS No. 144, which substantially carries over the applicable provisions of SFAS No. 121).

The Company's intangible assets at March 31, 2002 are classified as "intangible assets other than goodwill" and primarily represent the unamortized intangible related to the Company's 1997 acquisition of three branch offices from another bank. At March 31, 2002, the carrying amount of this intangible was $3.4 million, net of accumulated amortization of $2.6 million, and is being amortized on a straight line basis over ten years in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which was not superseded by SFAS No. 142. In the second quarter of 2002, the Financial Accounting Standards Board is expected to issue an exposure draft, which could amend certain provisions of SFAS No.
72. If adopted, the amendment may change the current requirement to amortize intangibles originally recorded in accordance with SFAS No. 72.


Item 3.  Quantitative and Qualitative Disclosures about Market Risks

For a discussion of LCNB's asset and liability management policies and gap analysis for the year ended December 31, 2001 see Item 7A, Quantitative and Qualitative Disclosures about Market Risks, in the recently filed Form 10-K for the year ended December 31, 2001. There have been no material changes in LCNB's market risks, which for LCNB is primarily interest rate risk.

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

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K


     a. Exhibits

         None

     b. The Company was not required to file Form 8-K for the quarter ended March 31, 2002.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     LCNB Corp.
                                     Registrant



Date: April 29, 2002                 /s/Steve P. Foster
                                     --------------------
                                     Steve P. Foster
                                     Executive Vice President
                                     and Chief Financial Officer