Form 10-Q
period 2002-06-30
LCNB CORP
filed 2002-07-29
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended June 30, 2002

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of July 29, 2002, was 1,775,942 shares.

                                  LCNB Corp.

                                   INDEX

                                                                   Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets -
               June 30, 2002, and December 31, 2001 . . . . . . . . . 1

              Consolidated Statements of Income -
               Three and Six Months Ended June 30, 2002 and 2001. . . 2

              Consolidated Statements of Shareholders' Equity -
               Six Months Ended June 30, 2002 and 2001. . . . . . . . 3

              Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2002 and 2001. . . . . . . . 4

              Notes to Consolidated Financial Statements. . . . . . .5-9

              Independent Accountants' Review Report. . . . . . . . . 10

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . 11-23

Item 3.  Quantitative and Qualitative Disclosures
          about Market Risks . . . . . . . . . . . . . . . . . . . . .23


Part II.  Other Information

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 24

      Item 2.  Changes in Securities and Use of Proceeds  . . . . . . 24

      Item 3.  Defaults by the Company on its Senior Securities . . . 24

      Item 4.  Submission of Matters to a Vote of Security Holders. . 24

      Item 5.  Other Information  . . . . . . . . . . . . . . . . . . 24

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 24

Part I - Financial Information
Item 1.  Financial Statements

                             LCNB Corp. and Subsidiaries
                            Consolidated Balance Sheets
                                    (thousands)
                                                  June 30,    December 31,
                                                    2002          2001
                                                (unaudited)        (a)
ASSETS:
 Cash and due from banks                          $ 15,811        14,286
 Federal funds sold                                 16,575        19,950
                                                   -------       -------
   Total cash and cash equivalents                  32,386        34,236
                                                   -------       -------

 Securities available for sale, at
   market value                                    114,469        98,610
 Federal Reserve Bank stock and
   Federal Home Loan Bank stock, at cost             2,820         2,772

 Loans                                             330,254       327,165
   Less-allowance for loan losses                    2,000         2,000
                                                   -------       -------
   Net loans                                       328,254       325,165
                                                   -------       -------

 Premises and equipment, net                        11,809        11,628
 Accrued income receivable                           3,136         3,051
 Intangible assets                                   3,428         3,729
 Other assets                                        1,363         1,244
                                                   -------       -------
     TOTAL ASSETS                                 $497,665       480,435
                                                   =======       =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                             $ 56,685        59,137
  Interest-bearing                                 376,702       355,635
                                                   -------       -------
   Total deposits                                  433,387       414,772
 Long-term debt                                     10,280        12,306
 Accrued interest and other liabilities              3,842         3,850
                                                   -------       -------
     TOTAL LIABILITIES                             447,509       430,928
                                                   -------       -------

SHAREHOLDERS' EQUITY:
 Common stock-no par value,
  authorized 4,000,000 shares; issued
  and outstanding 1,775,942 shares                  10,560        10,560
 Surplus                                            10,553        10,553
 Retained earnings                                  29,095        27,714
 Treasury shares, at cost,
  54,917 and 12,997 shares at June 30, 2002
  and December 31, 2001, respectively               (2,193)         (516)
 Accumulated other comprehensive
  income, net of taxes                               2,141         1,196
                                                   -------       -------
     TOTAL SHAREHOLDERS' EQUITY                     50,156        49,507
                                                   -------       -------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                       $497,665       480,435
                                                   =======       =======

   (a) Financial information as of December 31, 2001, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                LCNB Corp. and Subsidiaries
                             Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)
                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    ------------------      ----------------
                                      2002       2001        2002       2001
INTEREST INCOME:
 Interest and fees on loans          $6,206      6,916      12,460     14,011
 Interest on federal funds sold          93        252         188        379
 Dividends on Federal Reserve Bank
   and Federal Home Loan Bank stock      44         51          68         51
 Interest on investment securities-
  Taxable                               763        650       1,415      1,313
  Non-taxable                           431        368         838        741
                                      -----      -----      ------     ------
     TOTAL INTEREST INCOME            7,537      8,237      14,969     16,495
                                      -----      -----      ------     ------
INTEREST EXPENSE:
 Interest on deposits                 2,554      3,657       5,080      7,617
 Interest on borrowings                 177        155         366        286
                                      -----      -----      ------     ------
     TOTAL INTEREST EXPENSE           2,731      3,812       5,446      7,903
                                      -----      -----      ------     ------
     NET INTEREST INCOME              4,806      4,425       9,523      8,592
PROVISION FOR LOAN LOSSES                71         53         125        110
                                      ------     -----      ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       4,735      4,372       9,398      8,482
                                      -----      -----      ------     ------
NON-INTEREST INCOME:
 Trust income                           230        197         531        405
 Service charges and fees               600        583       1,179      1,144
 Net gain (loss) on sale of
  securities                             12         (1)         21         17
 Insurance agency income                273        299         524        692
 Other operating income                  31         35          66         80
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST INCOME        1,146      1,113       2,321      2,338
                                      -----      -----      ------     ------
NON-INTEREST EXPENSE:
 Salaries and wages                   1,624      1,461       3,239      2,957
 Pension and other employee benefits    408        378         885        812
 Equipment expenses                     159        162         315        328
 Occupancy expense, net                 265        266         513        522
 State franchise tax                    131        131         272        262
 Marketing                              117        103         200        173
 Intangible amortization                152        128         301        257
 Other non-interest expenses            830        750       1,674      1,492
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST EXPENSE       3,686      3,379       7,399      6,803
                                      -----      -----      ------     ------



     INCOME BEFORE INCOME TAXES       2,195      2,106       4,320      4,017
PROVISION FOR INCOME TAXES              619        570       1,218      1,124
                                      -----      -----      ------     ------
     NET INCOME                      $1,576      1,536       3,102      2,893
                                      =====      =====      ======     ======

Dividends declared per common share  $ 0.50       0.45        1.00        .90

Basic earnings per common share      $ 0.92       0.87        1.80       1.63

Average shares outstanding (000's)    1,721      1,772       1,727      1,774


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Shareholders' Equity
                                      (thousands)
                                      (unaudited)
                                                                   Accumulated
                                                                      Other          Total
                               Common           Retained  Treasury Comprehensive  Shareholders'Comprehensive
                               Shares  Surplus  Earnings    Shares    Income        Equity          Income
Balance January 1,2001       $10,560    10,553    24,916         -      281         46,310

Comprehensive Income:
 Net income                                        2,893                             2,893           $2,893

 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $461)                                                895            895              895

 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  taxes of $6)                                                          (11)           (11)             (11)
                                                                                                      -----
Total comprehensive income                                                                           $3,777
                                                                                                      =====
Treasury shares purchased                                     (420)                   (420)

Cash dividends declared                           (1,594)                           (1,594)

                              ------    ------    ------    ------   ------         ------
Balance June 30, 2001        $10,560    10,553    26,215      (420)   1,165         48,073
                              ======    ======    ======    ======   ======         ======

Balance January 1,2002       $10,560    10,553    27,714      (516)   1,196         49,507
Comprehensive Income:
 Net income                                        3,102                             3,102           $3,102

 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $494)                                                959            959              959

 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  taxes of $7)                                                          (14)           (14)             (14)
                                                                                                      -----
Total comprehensive income                                                                           $4,047
                                                                                                      =====
Treasury shares purchased                                   (1,677)                 (1,677)

Cash dividends declared                           (1,721)                           (1,721)

                              ------    ------    ------    ------   ------         ------
Balance June 30, 2002        $10,560    10,553    29,095    (2,193)   2,141         50,156
                              ======    ======    ======    ======   ======         ======



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                         ------------------
                                                            2002      2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 3,102     2,893
 Adjustments to reconcile net income to net cash
  Depreciation, amortization, and accretion                1,303     1,039
  Provision for loan losses                                  125       110
  Deferred income tax benefit                               (117)      (64)
  Realized (gain) loss on sales of securities
    available for sale                                       (21)      (20)
  Origination of mortgage loans for sale                  (2,806)   (4,098)
  Proceeds from sales of mortgage loans                    2,827     4,113
  (Increase) decrease in income receivable                   (85)       48
  Increase (decrease) in other liabilities                (1,023)     (272)
                                                          ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          3,305     3,749
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale      8,075     7,209
 Proceeds from maturities of securities available
  for sale                                                 9,426     6,716
 Purchases of securities available for sale              (32,271)  (11,279)
 Purchases of Federal Home Loan Bank stock                     -      (252)
 Net decrease (increase) in loans                         (3,429)   (2,144)
 Purchases of premises and equipment                        (603)     (911)
 Proceeds from sale of premises and equipment                  -       188
                                                          ------    ------
NET CASH USED IN INVESTING ACTIVITIES                    (18,802)     (473)
                                                          ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                   18,615     6,062
 Net change in short-term borrowings                         456     1,268
 Proceeds from long-term debt                                  -     2,000
 Principal payments on long-term debt                     (2,026)      (25)
 Cash dividends paid                                      (1,721)   (1,594)
 Purchases of treasury shares                             (1,677)     (420)
                                                          ------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 13,647     7,291
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS              (1,850)   10,567

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          34,236    18,262
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $32,386    28,829
                                                          ======    ======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 5,691     8,103
 Income taxes paid                                         1,388     1,200


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                            LCNB Corp. and Subsidiaries
                    Notes to the Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
Substantially all of the assets, liabilities and operations of LCNB Corp. ("LCNB") are attributable to its wholly owned subsidiaries, Lebanon Citizens National Bank ("Lebanon Citizens") and Dakin Insurance Agency, Inc. ("Dakin"). The accompanying unaudited consolidated financial statements include the accounts of LCNB, Lebanon Citizens, and Dakin.

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

Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2001
Form 10-K filed with the Securities and Exchange Commission.

The financial information presented on pages one through ten of this Form 10-Q has been subject to a review by J.D. Cloud & Co., L.L.P., LCNB's independent certified public accountants, as described in their report on page ten.


NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. LCNB's capital structure includes no potential for dilution. There are no outstanding warrants, options or other arrangements that would increase the number of shares outstanding.

                            LCNB Corp. and Subsidiaries
                    Notes to the Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 3 - LOANS
Major classifications of loans at June 30, 2002 and December 31, 2001 are as follows (thousands):

                                               June 30,     December 31,
                                                 2002          2001
                                               --------     -----------
  Commercial and industrial                    $ 36,815     $ 40,486
  Commercial, secured by real estate             78,739       72,477
  Residential real estate                       160,077      165,710
  Consumer, excluding credit card                46,797       41,006
  Agricultural                                    1,937        2,020
  Credit card                                     2,584        2,658
  Other loans                                       825          112
  Lease financing                                 1,737        2,088
                                                -------      -------
                                                329,511      326,557
  Deferred net origination costs                    743          608
                                                -------      -------
                                                330,254      327,165
  Allowance for loan losses                      (2,000)      (2,000)
                                                -------      -------
  Loans - net                                  $328,254      325,165
                                                =======      =======

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets. The unpaid principal balances of those loans at June 30, 2002 and December 31, 2001 were $24,288,000 and $23,734,000, respectively. Loans sold to the FHLMC during the three and six months ended June 30, 2002 totaled $534,000 and $2,806,000, respectively, and $3,544,000 and $4,098,000 during the three and six months ended June 30, 2001, respectively.

                            LCNB Corp. and Subsidiaries
                    Notes to the Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 3 - LOANS (continued)

Changes in the allowance for loan losses were as follows (thousands):
                                                June 30,      June 30,
                                                 2002          2001
                                               ---------     ---------
  Balance - beginning of year                   $2,000        2,000
  Provision for loan losses                        125          110
  Charge offs                                     (146)        (134)
  Recoveries                                        21           24
                                                 -----        -----
  Balance - end of period                       $2,000        2,000
                                                 =====        =====

Loans accounted for on a nonaccrual basis totaled $210,000 at June 30, 2002, and consisted of three loans secured by 1-4 family residential properties. There were no nonaccrual loans at December 31, 2001.


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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2002 and December 31, 2001 were as follows (thousands):

                                                June 30,    December 31,
                                                  2002         2001
                                               ---------     ---------
  Commitments to extend credit                  $76,767       56,738
  Standby letters of credit                       6,461        6,410

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At June 30, 2002 and December 31, 2001, outstanding guarantees of $1,571,000 and $1,520,000, respectively, were issued to developers and contractors. These guarantees generally expire within one year and are fully secured. In addition, LCNB has an approximate $5 million participation at June 30, 2002 and December 31, 2001 in a letter of credit securing payment of principal and interest on a bond issue. This letter of credit will expire July 15, 2005, and is secured by an assignment of rents and the underlying real property.

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

The Company's intangible assets at June 30, 2002 are classified as "intangible assets other than goodwill" and primarily represent the unamortized intangible related to the Company's 1997 acquisition of three branch offices from another bank. At June 30, 2002, the carrying amount of this intangible was $3.3 million, net of accumulated amortization of $2.7 million, and is being amortized on a straight line basis over ten years in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which was not superseded by SFAS No. 142.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT (continued)
On May 10, 2002, the Financial Accounting Standards Board issued an exposure draft titled "Acquisitions of Certain Financial Institutions, " which amends certain provisions of SFAS No. 72. If adopted, the proposal will remove acquisitions of financial institutions from the scope of SFAS No. 72 and will require that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations." If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill. In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit-cardholder intangible assets. Consequently, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D-100) unless:

     (a) the transaction in which the intangible asset arose met the definition of a business combination, and
     (b) intangible assets acquired in the transaction were recognized apart from the unidentifiable intangible asset and those intangible assets were accounted for separately from the unidentifiable intangible asset after the date of acquisition.

Management does not believe these criteria have been met and intends to continue amortizing the intangible over ten years, subject to periodic review of its useful life.

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio


We have reviewed the accompanying consolidated balance sheet of LCNB Corp.
and subsidiaries as of June 30, 2002, the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001, and the related consolidated statements of cash flows and shareholders' equity for each of the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001 (presented herein), and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects.




                                      /s/ J.D. Cloud & Co. L.L.P.


Cincinnati, Ohio
July 24, 2002

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

RESULTS OF OPERATIONS
LCNB earned $1,576,000, or $0.92 per share, for the three months ended
June 30, 2002 compared to $1,536,000, or $0.87 per share, for the three months ended June 30, 2001. The return on average assets (ROAA) was 1.29% and the return on average equity (ROAE) was 12.73% for the second quarter of 2002, compared with an ROAA of 1.26% and an ROAE of 12.25% for the second quarter of 2001.

LCNB earned $3,102,000, or $1.80 per share, during the first six months of 2002 compared to $2,893,000, or $1.63 per share, for the first six months of 2001. The ROAA and ROAE for the first six months of 2002 were 1.29% and 12.66%, respectively. The comparable ratios for the first six months of 2001 were 1.26% and 12.25%, respectively.


NET INTEREST INCOME
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities. The following table presents, for the three and six months ended June 30, 2002 and 2001, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    ------------------      ----------------
                                      2002       2001        2002       2001
                                              (Dollars in thousands)
Interest-earning Assets:
  Average balance (1)               $460,138   437,510      454,112   429,782
  Interest income (2)                  7,768     8,427       15,416    16,877
  Average rate                         6.77%     7.73%        6.85%     7.92%

Interest-bearing Liabilities:
  Average balance                    381,529   367,632      376,205   361,576
  Interest expense                     2,731     3,812        5,446     7,903
  Average rate                         2.87%     4.16%        2.92%     4.41%

Net interest income                    5,037     4,615        9,970     8,974

Net interest margin on a
  taxable equivalent basis (3)         4.39%     4.23%        4.43%     4.21%

  (1)  Includes nonaccrual loans, if any.
  (2) Income from tax-exempt securities is included in interest income on a taxable basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
  (3) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.


THREE MONTHS ENDED JUNE 30, 2002 VS. 2001. The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2002 as compared to the comparable period in 2001. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

                                                   Three Months Ended
                                                        June 30,
                                                     2002  vs  2001
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                    (In thousands)
 Interest-earning Assets
  Loans                                      $ (144)     (557)      (701)
  Federal funds sold                             (4)     (155)      (159)
  Federal Reserve Bank stock                      -        (1)        (1)
  Federal Home Loan Bank stock                    3        (9)        (6)
  Investment securities
   Taxable                                      233      (120)       113
   Nontaxable                                   173       (78)        95
                                             ------     -----      -----
    Total interest income                       261      (920)      (659)

 Interest-bearing Liabilities
  Deposits                                      109    (1,212)    (1,103)
  Short-term borrowings                          (3)       (2)        (5)
  Long-term debt                                 52       (25)        27
                                             ------     -----      -----
    Total interest expense                      158    (1,239)    (1,081)
                                             ------     -----      -----
      Net interest income                    $  103       319        422
                                             ======     =====      =====

Net interest income on a fully tax equivalent basis for the three months ended June 30, 2002 totaled $5,037,000, an increase of $422,000 from the comparable period in 2001. Total interest income decreased $659,000 and was more than offset by a decrease in total interest expense of $1,081,000. The decreases in both interest income and expense were primarily a result of decreases in the average rate earned on loans and investments and the average rate paid for deposits and borrowings. The rate decreases reflect a 475 basis point (a basis point equals 0.01%) decrease in the intended federal funds rate, as set by the Federal Reserve Board, during 2001.

The net interest margin (net interest income divided by average total earning assets) is a measure of the revenue generated by a financial institution's earning assets, after deducting interest expense. The net interest margin for the second quarter of 2002 was 4.39%, as compared to 4.23% for the second quarter, 2001. The net interest margin and net interest income increased due to rates paid for deposits and other borrowings decreasing more rapidly than rates earned on loans and other investments.

The decrease in total interest income was primarily due to a 96 basis point reduction in the average rate earned on earning assets, from 7.73% for the second quarter of 2001 to 6.77% for the second quarter of 2002. This decrease was partially offset by a $22.6 million increase in average total earning assets. Average investment securities increased $29.9 million, partially offset by a $7.1 million decrease in average loans. Average loans decreased primarily because of payoffs from loan refinances and sales of new fixed-rate residential loans to the Federal Home Loan Mortgage Corporation.

The significant decrease in total interest expense was due to a 129 basis point decrease in the average rate paid, slightly offset by a $13.9 million increase in average interest-bearing liabilities. Average interest-bearing deposits increased $10.9 million and average long-term debt increased $3.3 million. The deposit increase was primarily in regular savings accounts, reflecting customer prefrence for highly liquid, short-term investment products during the current rate cycle. The increase in long-term debt reflects additional borrowings of $4.0 from the Federal Home Loan Bank during December, 2001 to lock in additional long-term funding at current, historically low market rates, offset by the maturation of a $2.0 million advance in June, 2002.

SIX MONTHS ENDED JUNE 30, 2002 VS. 2001. The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2002 as compared to the comparable period in 2001.

                                                     Six Months Ended
                                                        June 30,
                                                     2002  vs  2001
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                     (In thousands)
 Interest-earning Assets
  Loans                                      $ (330)   (1,206)    (1,536)
  Federal funds sold                            122      (313)      (191)
  Federal Reserve Bank stock                      -        (1)        (1)
  Federal Home Loan Bank stock                    6        12         18
  Investment securities
   Taxable                                      385      (283)       102
   Nontaxable                                   301      (154)       147
                                             ------     -----      -----
    Total interest income                       484    (1,945)    (1,461)

                                -14-

                                                     Six Months Ended
                                                        June 30,
                                                     2002  vs  2001
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                     (In thousands)
 Interest-bearing Liabilities
  Deposits                                      210    (2,747)    (2,537)
  Short-term borrowings                           1       (13)       (12)
  Long-term debt                                145       (53)        92
                                             ------     -----      -----
    Total interest expense                      356    (2,813)    (2,457)
                                             ------     -----      -----
      Net interest income                    $  128       868        996
                                             ======     =====      =====

Net interest income on a fully tax equivalent basis for the first half of 2002 totaled $9,970,000, an increase of $996,000 from the first half of 2001.
Total interest income decreased $1,461,000 and was more than offset by a decrease in total interest expense of $2,457,000.

The decrease in total interest income was primarily due to a 107 basis point decrease in the average rate earned on earning assets, from 7.92% for the first half of 2001 to 6.85% for the first half of 2002. This decrease was partially offset by a $24.3 million increase in average total earning assets. Average investment securities increased $24.8 million, partially offset by a $8.0 million decrease in average loans. Average loans decreased primarily because of payoffs from loan refinances and sales of new fixed-rate residential loans to the Federal Home Loan Mortgage Corporation.

The decrease in total interest expense was due to a 149 basis point decrease in the average rate paid, slightly offset by a $14.6 million increase in average interest-bearing liabilities. Average interest-bearing deposits increased $10.0 million and average long-term debt increased $4.6 million for substantially the same reasons discussed in the previous section.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                             Quarter Ended    Six Months Ended
                                                June 30,           June 30,
                                              2002     2001     2002      2001
                                                      (In thousands)
Balance, beginning of period               $2,000    2,000      2,000    2,000
                                            -----    -----      -----    -----
Charge-offs                                    78       70        146      134
Recoveries                                      7       17         21       24
                                            -----    -----      -----    -----
Net charge-offs                                71       53        125      110
                                            -----    -----      -----    -----
Provision for loan losses                      71       53        125      110
                                            -----    -----      -----    -----
Balance, end of period                     $2,000    2,000      2,000    2,000
                                           ======   ======     ======   ======

Charge-offs for the first half of 2002 and 2001 are attributable to consumer loans, including $23,000 in credit card charge-offs for both 2002 and 2001.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                        June 30     December 31
                                         2002         2001
                                       --------    -----------
                                           (In thousands)
Loan accounted for on
 non-accrual basis                      $210               -
Accruing loans which are
 past due 90 days or more                148             146
Renegotiated loans                         -               -
                                         ---             ---
   Total                                $358             146
                                         ===             ===

The non-accrual loans at June 30, 2002, consist of three loans secured by 1-4 family residential property.

Accruing loans which are past due 90 days or more at June 30, 2002 and December 31, 2001 consist of installment loans and loans secured by 1-4 family residential property.

NON-INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2002 VS. 2001. Total non-interest income for the second quarter of 2002 was $33,000 or 3.0% greater than for the second quarter of 2001 primarily due to increases in trust income, service charges and fees, and net gains from sales of securities, all partially offset by a decrease in insurance agency income. Total service charges and fees increased primarily due to an increase in check card fees caused by increased usage of the cards by LCNB customers. Insurance agency income decreased primarily due to a decrease in the dollar amount of new life insurance policies written.

SIX MONTHS ENDED JUNE 30, 2002 VS. 2001. Total non-interest income for the first six months of 2002 was $17,000 or 0.7% less than for the comparable period in 2001 due to a $168,000 decrease in insurance agency income. This decrease was mitigated in part by increases in trust income and service charges and fees, substantially for the same reasons mentioned in the previous section. Insurance agency income decreased due to the absence of $189,000 in contingency commissions received during the first quarter of 2001, but not in 2002. Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience.


NON-INTEREST EXPENSE
THREE MONTHS ENDED JUNE 30, 2002 VS. 2001. Total non-interest expense increased $307,000 or 9.1% during the second quarter, 2002 compared with the second quarter, 2001 primarily due to increases in salaries and wages, pension and other employee benefits, and other non-interest expenses. Salaries and wages increased $163,000 or 11.2% due to normal pay increases and the addition of several new employees. A small increase in the number of staff was necessary because of the opening of a full-service office in Hamilton, Ohio in September, 2001. Pension and other employee benefits increased $30,000 or 7.9% primarily due to increased health insurance costs. Other non-interest expenses increased $80,000 or 10.7% due to:

     a. a $35,000 increase in computer maintenance costs due to new hardware and software required for a conversion to a new operating system; and
     b. a $38,000 increase in automatic teller machine (ATM) expenses due to increased usage of ATMs, an increase in fees paid the ATM processor, and the cost for a new maintenance contract on ATMs.

SIX MONTHS ENDED JUNE 30, 2002 VS. 2001. Total non-interest expense increased $596,000 or 8.8% during the first half, 2002 compared with the first half of 2001 primarily due to increases in salaries and wages, pension and other employee benefits, and other non-interest expenses. Salaries and wages increased $282,000 or 9.5% for the same reasons mentioned in the previous section. Pension and other employee benefits increased $73,000 or 9.0% primarily due to increased health insurance costs and to increased Social Security and Medicare matching as a result of increased salaries and wages. Other non-interest expenses increased $182,000 or 12.2% primarily due to a $64,000 increase in computer maintenance costs and a $78,000 increase in automatic teller machine (ATM) expenses for the same reasons mentioned in the previous section.

FINANCIAL CONDITION
The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                    CONDENSED QUARTERLY AVERAGE BALANCE SHEETS
                                       June 30,   March 31,    December 31,
                                        2002        2002           2001
                                                 (In thousands)
ASSETS
Interest-earning:
  Federal funds sold                  $ 22,329      24,911         24,172
  Investment securities                111,464     100,471         90,746
  Loans                                326,345     322,636        332,340
                                       -------     -------        -------
Total interest-earning assets          460,138     448,018        447,258

Noninterest-earning:
  Cash and due from banks               13,419      14,195         13,291
  All other assets                      19,590      19,562         19,323
  Allowance for credit losses           (2,002)     (2,002)        (2,001)
                                       -------     -------        -------
Total assets                          $491,145     479,773        477,871
                                       =======     =======        =======

LIABILITIES
Interest-bearing:
  Interest-bearing deposits           $369,410     357,373        356,127
  Short-term borrowings                    514       1,148          1,296
  Long-term debt                        11,605      12,300          9,226
                                       -------     -------        -------
Total interest-bearing liabilities     381,529     370,821        366,649

Noninterest-bearing:
  Noninterest-bearing deposits          57,363      57,203         57,953
  All other liabilities                  2,627       2,594          3,273
                                       -------     -------        -------
Total liabilities                      441,519     430,618        427,875

SHAREHOLDERS' EQUITY                    49,626      49,155         49,996
                                       -------     -------        -------
Total liabilities and shareholders'
  equity                              $491,145     479,773        477,871
                                       =======     =======        =======

Total average assets increased approximately $11.4 million or 2.4% during the second quarter, 2002 when compared to the first quarter, 2002. Substantially all of the growth, approximately $11.0 million, was in investment securities. Average loans increased $3.7 million. The increase in average loans was primarily in the installment, Homeline (secured residential line of credit), and commercial loan portfolios; the real estate loan portfolio decreased $3.7 million on an average basis. The decrease was due to payoffs on loans refinanced combined with the sale of $534,000 in new fixed-rate mortgage loans during the second quarter. With limited opportunities to invest deposit growth in the loan portfolio, management purchased additional investment securities available for sale, which can readily be sold if the funds should be needed for future loan growth.

Total average interest-bearing liabilities for the second quarter, 2002, were $10.7 million or 2.9% greater than for the first quarter, 2002. The growth was in interest-bearing deposits, which increased $12.0 million on an average basis - $7.0 of the growth was in highly liquid savings and NOW account products and $5.0 million was in certificates of deposit and IRA accounts. Management believes the growth in the savings products reflects investor preference for short-term, highly liquid investments during the current economic cycle. This means much of the recent savings deposit growth could be quickly withdrawn if interest rates increase. Management is attempting to lock in a portion of these funds by offering special rates and terms on selected certificate of deposit products. The $695,000 decrease in average long-term debt reflects the maturation and pay-off of a $2.0 million advance at the beginning of June, 2002.


ASSETS UNDER MANAGEMENT
In addition to assets recorded in its balance sheet, LCNB, as a fiduciary, manages assets for customers and investors as a part of its normal operations. The following table shows balances for the different types of assets managed.

                                                 June 30,       December 31,
                                                   2002            2001
                                                ----------      ----------
                                                      (In thousands)
Total consolidated assets
  recorded on the LCNB Corp.
  consolidated balance sheet                    $497,665          480,435
Assets managed by the
  Trust Department, at fair market value         109,258          109,456
Mortgage loans serviced for others                24,288           23,734
Business cash management, at fair market value    17,452           26,163
Brokerage accounts, at fair market value           1,671                -
                                                 -------          -------
Total assets managed                            $650,334          639,788
                                                 =======          =======

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

                                             At                At
                                          June 30,         December 31,
                                            2002              2001
                                           (Dollars in thousands)
Regulatory Capital:
 Shareholders' equity                     $50,156             49,507
 Goodwill and other intangibles            (3,428)            (3,729)
 Net unrealized securities gains           (2,193)            (1,196)
                                           ------             ------
   Tier 1 risk-based capital               44,535             44,582

Eligible allowance for loan losses          2,000              2,000
                                           ------             ------
  Total risk-based capital                $46,535             46,582
                                          =======             ======

Capital Ratios:
Total risk-based                            14.84%             15.40%
Tier 1 risk-based                           14.20%             14.74%
Leverage                                     9.17%              9.46%

Minimum Required Capital Ratios:
 Total risk-based                            8.00%              8.00%
 Tier 1 risk-based                           4.00%              4.00%
 Tier 1 leverage                             3.00%              3.00%


On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue. The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program" LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker. Through June 30, 2002, 7,565 shares had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time. Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices. A total of 46,897 shares had been purchased under this program at June 30, 2002.


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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold and securities available for sale. At June 30, 2002, LCNB liquid assets amounted to $146.9 million or 29.5% of total gross assets, an increase from $132.8 million or 27.7% at December 31,2001.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Approximately 90.0% of total deposits at June 30, 2002 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. LCNB does not solicit brokered deposits as a funding source.

Secondary sources of liquidity include LCNB's ability to sell loan participations, borrow funds from the Federal Home Loan Bank, and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. LCNB experienced no liquidity or operational problems as a result of the current liquidity levels.

In June, 2001, LCNB signed a contract with Jack Henry & Associates for replacement of LCNB's core processing system, including computer hardware and software. Conversion from the current system to the new system is tentatively scheduled for late 2002 through early 2003. Management believes the new system will allow LCNB to enhance operating efficiencies and improve customer service. Anticipated software and hardware costs total approximately $1,086,000, which will be capitalized and charged to depreciation expense over the estimated lives of the assets, primarily seven years. Costs of converting data files from the current to the new system and costs of training employees on the new system are expected to total approximately $194,000 during 2002 and $31,000 during 2003 and will be expensed as incurred. It is anticipated the associated costs will be funded by liquidating short-term assets.


RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2002, the Company adopted Statement of Financial Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets. " SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (superseded by SFAS No. 144, which substantially carries over the applicable provisions of SFAS No. 121).

The Company's intangible assets at June 30, 2002 are classified as "intangible assets other than goodwill" and primarily represent the unamortized intangible related to the Company's 1997 acquisition of three branch offices from another bank. At June 30, 2002, the carrying amount of this intangible was $3.3 million, net of accumulated amortization of $2.7 million, and is being amortized on a straight line basis over ten years in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions, " which was not superseded by SFAS No. 142.

On May 10, 2002, the Financial Accounting Standards Board issued an exposure draft titled "Acquisitions of Certain Financial Institutions, " which amends certain provisions of SFAS No. 72. If adopted, the proposal will remove acquisitions of financial institutions from the scope of SFAS No. 72 and will require that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations." If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill. In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit-cardholder intangible assets. Consequently, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D-100) unless:

     (c) the transaction in which the intangible asset arose met the definition of a business combination, and
     (d) intangible assets acquired in the transaction were recognized apart from the unidentifiable intangible asset and those intangible assets were accounted for separately from the unidentifiable intangible asset after the date of acquisition.

Management does not believe these criteria have been met and intends to continue amortizing the intangible over ten years, subject to periodic review of its useful life.


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


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -

        On April 16, 2002, the Annual Meeting of the shareholders of
        LCNB Corp. was held.  Two items were voted on by the shareholders of
        LCNB:

          1. Election of four Class III directors to serve until the 2005 Annual Meeting, and
          2.  Approval and adoption of the LCNB Corp. Ownership Incentive
              Plan.

        The following members of the Board of Directors of LCNB Corp. were elected as Class III directors by the votes indicated:

            Director                  For          Against        Abstain
            --------             -------------     -------        -------
        George L. Leasure        1,470,413.501        0               580
        William H. Kaufman       1,470,413.501        0               580
        James B. Miller          1,465,253.501        0             5,740
        Howard E. Wilson         1,468,653.501        0             2,340

        The following Class I and III members of the Board of Directors have terms expiring in 2003 and 2004, respectively:

           Class I:    Stephen P. Wilson, David S. Beckett, and Robert C.
                       Cropper
           Class II:   Corwin M. Nixon, Kathleen Porter Stolle, and Marvin E.
                       Young

        The LCNB Corp. Ownership Incentive Plan was approved by the votes indicated:

                     For           Against       Abstain
                -------------    ----------     ---------
                1,445,425.318    20,377.115     5,191.068

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K - None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LCNB Corp.
                                 Registrant


Date:  July 29, 2002             /s/Steve P. Foster
                                 ------------------------
                                 Steve P. Foster
                                 Executive Vice President
                                 and Chief Financial Officer