Form 10-Q
period 2002-09-30
LCNB CORP
filed 2002-10-28
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended September 30, 2002

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of October 28, 2002, was 1,775,942 shares.

                                  LCNB Corp.

                                   INDEX

                                                                   Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets -
               September 30, 2002, and December 31, 2001. . . . . . . . . . 1

              Consolidated Statements of Income -
               Three and Nine Months Ended September 30, 2002 and 2001. . . 2

              Consolidated Statements of Shareholders' Equity -
               Nine Months Ended September 30, 2002 and 2001. . . . . . . . 3

              Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2002 and 2001. . . . . . . . 4

              Notes to Consolidated Financial Statements. . . . . . . . .5-10

              Independent Accountants' Review Report. . . . . . . . . . . .11

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . 12-25

Item 3.  Quantitative and Qualitative Disclosures
          about Market Risks . . . . . . . . . . . . . . . . . . . . . . . 25

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . 25



Part II.  Other Information

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 26

      Item 2.  Changes in Securities and Use of Proceeds  . . . . . . . . 26

      Item 3.  Defaults by the Company on its Senior Securities . . . . . 26

      Item 4.  Submission of Matters to a Vote of Security Holders. . . . 26

      Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 26

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 26

Part I - Financial Information
Item 1.  Financial Statements

                             LCNB Corp. and Subsidiaries
                            Consolidated Balance Sheets
                                    (thousands)
                                               September 30,  December 31,
                                                    2002          2001
                                                (unaudited)        (a)
ASSETS:
 Cash and due from banks                          $ 17,404        14,286
 Federal funds sold                                 11,300        19,950
                                                   -------       -------
   Total cash and cash equivalents                  28,704        34,236
                                                   -------       -------

 Securities available for sale, at
   market value                                    126,054        98,610
 Federal Reserve Bank stock and
   Federal Home Loan Bank stock, at cost             2,846         2,772

 Loans                                             333,661       327,165
   Less-allowance for loan losses                    2,000         2,000
                                                   -------       -------
   Net loans                                       331,661       325,165
                                                   -------       -------

 Premises and equipment, net                        11,762        11,628
 Accrued income receivable                           3,198         3,051
 Intangible assets                                   3,274         3,729
 Other assets                                        1,268         1,244
                                                   -------       -------
     TOTAL ASSETS                                 $508,767       480,435
                                                   =======       =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                             $ 58,998        59,137
  Interest-bearing                                 386,674       355,635
                                                   -------       -------
   Total deposits                                  445,672       414,772
 Long-term debt                                      6,267        12,306
 Accrued interest and other liabilities              5,935         3,850
                                                   -------       -------
     TOTAL LIABILITIES                             457,874       430,928
                                                   -------       -------

SHAREHOLDERS' EQUITY:
 Common stock-no par value,
  authorized 4,000,000 shares; issued
  and outstanding 1,775,942 shares                  10,560        10,560
 Surplus                                            10,553        10,553
 Retained earnings                                  29,720        27,714
 Treasury shares, at cost,
  54,917 and 12,997 shares at September 30, 2002
  and December 31, 2001, respectively               (2,193)         (516)
 Accumulated other comprehensive
  income, net of taxes                               2,253         1,196
                                                   -------       -------
     TOTAL SHAREHOLDERS' EQUITY                     50,893        49,507
                                                   -------       -------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                       $508,767       480,435
                                                   =======       =======

(a) Financial information as of December 31, 2001, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                LCNB Corp. and Subsidiaries
                             Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)
                                    Three Months Ended      Nine months ended
                                       September 30,          September 30,
                                    ------------------      ----------------
                                      2002       2001        2002       2001
INTEREST INCOME:
 Interest and fees on loans          $6,286      6,701      18,713     20,676
 Interest on federal funds sold          70        163         258        542
 Dividends on Federal Reserve Bank
   and Federal Home Loan Bank stock      26         35          94         86
 Interest on investment securities-
  Taxable                               879        632       2,294      1,945
  Non-taxable                           476        365       1,314      1,106
                                      -----      -----      ------     ------
     TOTAL INTEREST INCOME            7,737      7,896      22,673     24,355
                                      -----      -----      ------     ------
INTEREST EXPENSE:
 Interest on deposits                 2,584      3,266       7,643     10,867
 Interest on short-term borrowings        3          7          10         26
 Interest on long-term debt             144        148         503        415
                                      -----      -----      ------     ------
     TOTAL INTEREST EXPENSE           2,731      3,421       8,156     11,308
                                      -----      -----      ------     ------
     NET INTEREST INCOME              5,006      4,475      14,517     13,047
PROVISION FOR LOAN LOSSES               122         70         247        180
                                      ------     -----      ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       4,884      4,405      14,270     12,867
                                      -----      -----      ------     ------
NON-INTEREST INCOME:
 Trust income                           255        243         786        648
 Service charges and fees               602        573       1,781      1,717
 Net gain (loss) on sale of
  securities                            408          -         429         17
 Insurance agency income                308        213         832        905
 Other operating income                  93         61         193        177
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST INCOME        1,666      1,090       4,021      3,464
                                      -----      -----      ------     ------

NON-INTEREST EXPENSE:
 Salaries and wages                   1,684      1,536       4,923      4,493
 Pension and other employee benefits    390        374       1,275      1,186
 Equipment expenses                     286        162         601        490
 Occupancy expense, net                 261        275         774        797
 State franchise tax                    128        131         400        393
 Marketing                              107         98         307        271
 Intangible amortization                154        129         455        386
 Other non-interest expenses          1,465        812       3,161      2,320
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST EXPENSE       4,475      3,517      11,896     10,336
                                      -----      -----      ------     ------
     INCOME BEFORE INCOME TAXES       2,075      1,978       6,395      5,995
PROVISION FOR INCOME TAXES              589        575       1,807      1,699
                                      -----      -----      ------     ------
     NET INCOME                      $1,486      1,403       4,588      4,296
                                      =====      =====      ======     ======

Dividends declared per common share  $ 0.50       0.45        1.50       1.35

Basic earnings per common share      $ 0.86       0.80        2.66       2.43

Average shares outstanding (000's)    1,721      1,764       1,725      1,771


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Shareholders' Equity
                                      (thousands)
                                      (unaudited)
                                                                   Accumulated
                                                                      Other          Total
                               Common           Retained  Treasury Comprehensive  Shareholders'Comprehensive
                               Shares  Surplus  Earnings    Shares    Income        Equity          Income
Balance January 1,2001       $10,560    10,553    24,916         -      281         46,310

Comprehensive Income:
 Net income                                        4,296                             4,296           $4,296

 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $787)                                              1,526          1,526            1,526

 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  taxes of $6)                                                          (11)           (11)             (11)
                                                                                                      -----
Total comprehensive income                                                                           $5,811
                                                                                                      =====
Treasury shares purchased                                     (492)                   (492)

Cash dividends declared                           (2,386)                           (2,386)

                              ------    ------    ------    ------   ------         ------
Balance September 30, 2001   $10,560    10,553    26,826      (492)   1,796         49,243
                              ======    ======    ======    ======   ======         ======

Balance January 1,2002       $10,560    10,553    27,714      (516)   1,196         49,507

Comprehensive Income:
 Net income                                        4,588                             4,588           $4,588

 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $690)                                              1,340          1,340            1,340

 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  taxes of $146)                                                       (283)          (283)            (283)
                                                                                                      -----
Total comprehensive income                                                                           $5,645
                                                                                                      =====
Treasury shares purchased                                   (1,677)                 (1,677)

Cash dividends declared                           (2,582)                           (2,582)

                              ------    ------    ------    ------   ------         ------
Balance September 30, 2002   $10,560    10,553    29,720    (2,193)   2,253         50,893
                              ======    ======    ======    ======   ======         ======



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                         Nine months ended
                                                           September 30,
                                                         ------------------
                                                            2002      2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 4,588     4,296
 Adjustments to reconcile net income to net cash
  Depreciation, amortization, and accretion                1,796     1,582
  Provision for loan losses                                  247       180
  Deferred income tax benefit                               (117)     (129)
  Realized (gain) loss on sales of securities
    available for sale                                      (429)      (17)
  Origination of mortgage loans for sale                  (6,654)   (6,680)
  Proceeds from sales of mortgage loans                    6,750     6,708
  (Increase) decrease in income receivable                  (147)      140
  Increase (decrease) in other liabilities                  (684)      335
                                                          ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          5,350     6,415
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale     25,739     8,809
 Proceeds from maturities of securities available
  for sale                                                16,580    10,952
 Purchases of securities available for sale              (68,253)  (15,381)
 Purchases of Federal Home Loan Bank stock                     -      (252)
 Net decrease (increase) in loans                         (6,864)   (6,097)
 Purchases of premises and equipment                        (834)   (1,862)
 Proceeds from sale of premises and equipment                  -       188
                                                          ------    ------
NET CASH USED IN INVESTING ACTIVITIES                    (33,632)   (3,643)
                                                          ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                   30,900    11,525
 Net change in short-term borrowings                       2,148     1,613
 Proceeds from long-term debt                                  -     2,000
 Principal payments on long-term debt                     (6,039)      (37)
 Cash dividends paid                                      (2,582)   (2,386)
 Purchases of treasury shares                             (1,677)     (492)
                                                          ------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 22,750    12,223
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS              (5,532)   14,995

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          34,236    18,262
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $28,704    33,257
                                                          ======    ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 8,417    11,497
 Income taxes paid                                         1,876     1,928


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

Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2001
Form 10-K filed with the Securities and Exchange Commission.

Certain reclassifications of 2001's amounts have been made to conform to current year presentation. Such reclassifications had no effect on net income.

The financial information presented on pages one through ten of this Form 10-Q has been subject to a review by J.D. Cloud & Co., L.L.P., LCNB's independent certified public accountants, as described in their report on page eleven.

                            LCNB Corp. and Subsidiaries
                    Notes to the Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 2 - ASSET PURCHASE

Effective September 1, 2002, Dakin purchased substantially all of the insurance renewal rights and client list of an insurance agency located in Dayton, Ohio. As part of the purchase, Dakin will receive all commission income received after September 1, 2002, and assignments of agency agreements that the agency has with insurers with whom Dakin does not already have an agreement.

In consideration for the assets purchased, Dakin will pay to the seller ertain percentages of the commissions received over a four-year period from the agency's customer base. This transaction is expected to have an immaterial effect on LCNB's consolidated financial statements.


NOTE 3 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. LCNB's capital structure includes no potential for dilution. There are no outstanding warrants, options or other arrangements that would increase the number of shares outstanding.


NOTE 4 - INVESTMENTS
LCNB sold $17.7 million of U.S. Agency securities bearing an average coupon rate of 5.24% during August, 2002, and recorded a gain of $408,000 from the sales.

                            LCNB Corp. and Subsidiaries
                    Notes to the Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 5 - LOANS
Major classifications of loans at September 30, 2002 and December 31, 2001 are as follows (thousands):

                                             September 30,  December 31,
                                                 2002          2001
                                             ------------   -----------
  Commercial and industrial                    $ 34,395     $ 40,486
  Commercial, secured by real estate             81,326       72,477
  Residential real estate                       158,843      165,710
  Consumer, excluding credit card                51,480       41,006
  Agricultural                                    1,973        2,020
  Credit card                                     2,585        2,658
  Other loans                                       922          112
  Lease financing                                 1,334        2,088
                                                -------      -------
                                                332,858      326,557
  Deferred net origination costs                    803          608
                                                -------      -------
                                                333,661      327,165
  Allowance for loan losses                      (2,000)      (2,000)
                                                -------      -------
  Loans - net                                  $331,661      325,165
                                                =======      =======

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.
The unpaid principal balances of those loans at September 30, 2002 and December 31, 2001 were $26,243,000 and $23,734,000, respectively. Loans sold to the FHLMC during the three and nine months ended September 30, 2002 totaled $3,849,000 and $6,654,000, respectively, and $2,582,000 and $6,680,000 during the three and nine months ended September 30, 2001, respectively.

                            LCNB Corp. and Subsidiaries
                    Notes to the Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 5 - LOANS, continued

Changes in the allowance for loan losses were as follows (thousands):
                                              For the Nine Months Ended
                                                    September 30,
                                                 2002          2001
                                               ---------     ---------
  Balance - beginning of year                   $2,000        2,000
  Provision for loan losses                        247          180
  Charge offs                                     (275)        (214)
  Recoveries                                        28           36
                                                 -----        -----
  Balance - end of period                       $2,000        2,002
                                                 =====        =====

There were no nonaccrual loans at September 30, 2002 or December 31, 2001.


NOTE 6 - LONG-TERM DEBT
In August, 2002, LCNB paid off $4.0 million in Federal Home Loan Bank notes bearing a weighted average interest rate of 7.72%, which were scheduled to mature in 2004 and 2005, and recorded an expense of $425,000, which is reflective of the required prepayment penalty, in other non-interest expense. The weighted average interest rate on the remaining $6.0 million of Federal Home Loan Bank notes is 4.51%.


NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES
LCNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit is represented by the contract amount of those instruments.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2002 and December 31, 2001 were as follows (thousands):

                                            September 30,   December 31,
                                                2002           2001
                                            ------------    -----------
  Commitments to extend credit                $79,152         56,738
  Standby letters of credit                     6,452          6,410

                                   -8-

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At September 30, 2002 and December 31, 2001, outstanding guarantees of $1,562,000 and $1,520,000, respectively, were issued to developers and contractors. These guarantees generally expire within one year and are fully secured. In addition, LCNB has an approximate $5 million participation at September 30, 2002 and December 31, 2001 in a letter of credit securing payment of principal and interest on a bond issue. This letter of credit will expire July 15, 2005, and is secured by an assignment of rents and the underlying real property.

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


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS
On January 1, 2002, the Company adopted Statement of Financial Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

The Company's intangible assets at September 30, 2002 were classified as "intangible assets other than goodwill" and primarily represent the unamortized intangible related to the Company's 1997 acquisition of three branch offices from another bank. At September 30, 2002, the carrying amount of this intangible was $3.2 million, net of accumulated amortization of $2.9 million, and was being amortized on a straight line basis over ten years in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which was not superseded by SFAS No. 142.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS (continued)
On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations." If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit-cardholder intangible assets. Accordingly, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D-100) unless the transaction in which the intangible asset arose meets the definition of a business combination.

Management does not believe its 1997 branch office acquisition meets the definition of a business combination and intends to continue amortizing the intangible over ten years, subject to periodic review for impairment and its estimated useful life.

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio


We have reviewed the accompanying consolidated balance sheet of LCNB Corp.
and subsidiaries as of September 30, 2002, the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001, and the related consolidated statements of cash flows and shareholders' equity for each of the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


Cincinnati, Ohio
October 22, 2002

                              LCNB Corp. and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, projections regarding results of investment securities and long-term debt restructuring, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgment as of the current date. The Company disclaims, however, any intent or obligation to update such forward-looking statements.

RESULTS OF OPERATIONS
LCNB earned $1,486,000, or $0.86 per share, for the three months ended September 30, 2002 compared to $1,403,000, or $0.80 per share, for the three months ended September 30, 2001. The return on average assets (ROAA) was 1.17% and the return on average equity (ROAE) was 11.73% for the third quarter of 2002, compared with an ROAA of 1.20% and an ROAE of 11.37% for the third quarter of 2001.

LCNB earned $4,588,000, or $2.66 per share, during the first nine months of 2002 compared to $4,296,000, or $2.43 per share, for the first nine months of 2001. The ROAA and ROAE for the first nine months of 2002 were 1.25% and 12.30%, respectively. The comparable ratios for the first nine months of 2001 were 1.24% and 11.95%, respectively.


NET INTEREST INCOME
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities. The following table presents, for the three and nine months ended September 30, 2002 and 2001, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

                                    Three Months Ended      Nine months ended
                                      September 30,           September 30,
                                    ------------------      ----------------
                                      2002       2001        2002       2001
                                              (Dollars in thousands)
Interest-earning Assets:
  Average balance (1)               $472,993   434,214      460,475   431,276
  Interest income (2)                  7,990     8,095       23,373    24,954
  Average rate                         6.70%     7.40%        6.79%     7.74%

Interest-bearing Liabilities:
  Average balance                    390,743   357,267      381,104   360,124
  Interest expense                     2,731     3,421        8,156    11,308
  Average rate                         2.77%     3.80%        2.86%     4.20%

Net interest income                    5,259     4,674       15,217    13,646

Net interest margin on a
  taxable equivalent basis (3)         4.41%     4.27%        4.42%     4.24%

  (1)  Includes nonaccrual loans, if any.
  (2) Income from tax-exempt securities is included in interest income on a taxable basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
  (3) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.


THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. 2001. The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2002 as compared to the comparable period in 2001. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

                                                   Three Months Ended
                                                     September 30,
                                                     2002  vs  2001
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                    (In thousands)
 Interest-earning Assets
  Loans                                      $  (12)     (406)      (418)
  Federal funds sold                            (15)      (78)       (93)
  Federal Reserve Bank stock                      -         -          -
  Federal Home Loan Bank stock                    2       (11)        (9)
  Investment securities
   Taxable                                      299       (52)       247
   Nontaxable                                   264       (96)       168
                                             ------     -----      -----
    Total interest income                       538      (643)      (105)

 Interest-bearing Liabilities
  Deposits                                      287      (969)      (682)
  Short-term borrowings                           1        (5)        (4)
  Long-term debt                                  7       (11)        (4)
                                             ------     -----      -----
    Total interest expense                      295      (985)      (690)
                                             ------     -----      -----
      Net interest income                    $  243       342        585
                                             ======     =====      =====

Net interest income on a fully tax equivalent basis for the three months ended September 30, 2002 totaled $5,259,000, an increase of $585,000 from the comparable period in 2001. Total interest income decreased $105,000 and was more than offset by a decrease in total interest expense of $690,000. The decreases in both interest income and expense were primarily a result of decreases in the average rate earned on loans and investments and the average rate paid for deposits and borrowings. The rate decreases reflect a 475 basis point (a basis point equals 0.01%) decrease in the intended federal funds rate, as set by the Federal Reserve Board, during 2001.

The net interest margin (net interest income divided by average total earning assets) is a measure of the revenue generated by a financial institution's earning assets, after deducting interest expense. The net interest margin for the third quarter of 2002 was 4.41%, as compared to 4.27% for the third quarter, 2001. The net interest margin and net interest income increased due to rates paid for deposits and other borrowings decreasing more rapidly than rates earned on loans and other investments.

The decrease in total interest income was primarily due to a 70 basis point reduction in the average rate earned on earning assets, from 7.40% for the third quarter of 2001 to 6.70% for the third quarter of 2002. This decrease was partially offset by a $38.8 million increase in average total earning assets. Average investment securities increased $41.3 million, partially offset by a $2.0 million decrease in average federal funds sold and a $0.6 million decrease in average loans. Average outstanding loans decreased primarily because of payoffs from loan refinances and sales of new fixed-rate residential loans to the Federal Home Loan Mortgage Corporation. As a result, funds generated by deposit growth were invested in investment securities, which can be readily sold if future loan growth requires the funds.

The significant decrease in total interest expense was due to a 103 basis point decrease in the average rate paid, slightly offset by a $33.5 million increase in average interest-bearing liabilities. Most of the growth was in average interest-bearing deposits, which increased $33.0 million.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. 2001. The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2002 as compared to the comparable period in 2001.

                                                     Nine months ended
                                                     September 30,
                                                     2002  vs  2001
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                     (In thousands)
 Interest-earning Assets
  Loans                                      $ (337)   (1,632)    (1,969)
  Federal funds sold                            106      (390)      (284)
  Federal Reserve Bank stock                      -         -          -
  Federal Home Loan Bank stock                    8         -          8
  Investment securities
   Taxable                                      679      (330)       349
   Nontaxable                                   570      (255)       315
                                             ------     -----      -----
    Total interest income                     1,026    (2,607)    (1,581)

 Interest-bearing Liabilities
  Deposits                                      524    (3,748)    (3,224)
  Short-term borrowings                           2       (18)       (16)
  Long-term debt                                154       (66)        88
                                             ------     -----      -----
    Total interest expense                      680    (3,832)    (3,152)
                                             ------     -----      -----
      Net interest income                    $  346     1,225      1,571
                                             ======     =====      =====

Net interest income on a fully tax equivalent basis for the first nine months of 2002 totaled $15,217,000, an increase of $1,571,000 from the first nine months of 2001. Total interest income decreased $1,581,000 and was more than offset by a decrease in total interest expense of $3,152,000.

The decrease in total interest income was primarily due to a 95 basis point decrease in the average rate earned on earning assets, from 7.74% for the first nine months of 2001 to 6.79% for the first nine months of 2002. This decrease was partially offset by a $29.2 million increase in average total earning assets. Average investment securities increased $30.4 million, partially offset by a $5.5 million decrease in average loans. Average loans decreased primarily because of payoffs from loan refinances and sales of new fixed-rate residential loans to the Federal Home Loan Mortgage Corporation.

The decrease in total interest expense was due to a 134 basis point decrease in the average rate paid, slightly offset by a $21.0 million increase in average interest-bearing liabilities. Average interest-bearing deposits increased $17.7 million and average long-term debt increased $3.2 million.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                            Quarter Ended    Nine months ended
                                             September 30,     September 30,
                                            2002     2001      2002     2001
                                                     (In thousands)
Balance, beginning of period              $2,000    2,000     2,000    2,000
                                           -----    -----     -----    -----
Charge-offs                                  129       80       275      214
Recoveries                                     7       12        28       36
                                           -----    -----     -----    -----
Net charge-offs                              122       68       247      178
                                           -----    -----     -----    -----
Provision for loan losses                    122       70       247      180
                                           -----    -----     -----    -----
Balance, end of period                    $2,000    2,002     2,000    2,002
                                          ======   ======    ======   ======

Charge-offs for the first nine months of 2002 and 2001 are attributable to:

                                            Quarter Ended    Nine months ended
                                             September 30,     September 30,
                                            2002     2001      2002     2001
                                                     (In thousands)
Commercial & industrial                     $ 25        -        25        -
Residential real estate                       26        -        26        -
Consumer                                      66       77       189      188
Credit card                                   12        3        35       26
                                            ----      ---       ---      ---
Totals                                      $129       80       275      214
                                            ====      ===       ===      ===

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                     September 30,  December 31,
                                         2002            2001
                                     ------------   -----------
                                            (In thousands)
Loan accounted for on
 non-accrual basis                       $  -               -
Accruing loans which are
 past due 90 days or more                 278             146
Renegotiated loans                          -               -
                                          ---             ---
   Total                                 $278             146
                                          ===             ===

Accruing loans which are past due 90 days or more at September 30, 2002 consist of installment loans and loans secured by 1-4 family or commercial real estate. Accruing loans past due 90 days or more at December 31, 2001 consist of installment loans and loans secured by 1-4 family residential property.


INVESTMENT SECURITIES AND LONG-TERM DEBT RESTRUCTURING
During August, 2002, LCNB paid in full $4.0 million in Federal Home Loan Bank
(FHLB) notes with an average interest rate of 7.72%, which otherwise would have been due in June, 2004 and June, 2005. The prepayment fees on the early payoffs totaled approximately $425,000, which is included in other non-interest expenses in the consolidated statements of income.

To negate the financial impact of the prepayment fees, LCNB sold $17.7 million of U.S. Agency securities bearing an average coupon rate of 5.24% during August and recorded a gain of $408,000 from the sales. At approximately the same time as the sales, LCNB purchased securities totaling $19.9 million and bearing an average tax-equivalent coupon rate (some of the securities purchased were tax-exempt municipals) of 4.94%.

The transactions described were consummated to improve projected net interest margin.


NON-INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. 2001. Total non-interest income for the third quarter of 2002 was $576,000 or 52.8% greater than for the third quarter of 2001 primarily due to the $408,000 gain on securities discussed above. The remaining $168,000 reflected increases in all line items included in the non-interest income category. Trust income increased due to fees received from brokerage services, a new service first offered in April, 2002. Total service charges and fees increased primarily due to fees charged on non-sufficient fund checks returned. The increase reflects a higher number of non-sufficient fund checks being returned. Insurance agency income increased primarily due to an increase in the volume of new policies written. An increase in gains from loans sold, primarily due to an increased volume of loans sold during the 2002 period, caused the increase in other operating income. The loan volume sold reflects increased refinancing activity during the third quarter, 2002, caused by an historical low in market rates for fixed-rate loans.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. 2001. Total non-interest income for the first nine months of 2002 was $557,000 or 16.1% more than for the comparable period in 2001 primarily due to the $408,000 gain on securities already discussed. The remaining $149,000 increase was due to increases in every line item except insurance agency income, which decreased $73,000.
Trust income increased due to the new brokerage services and due to an increase in the fair market value of trust assets, upon which fees are based. The increases in service charges and fees and other operating income were caused by substantially the same reasons mentioned in the previous section. Insurance agency income decreased due to the absence of $189,000 in contingency commissions received during the first quarter of 2001, but not in 2002. Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience.

NON-INTEREST EXPENSE
THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. 2001. Total non-interest expense increased $958,000 or 27.2% during the third quarter, 2002 compared with the third quarter, 2001 partially due to the $425,000 prepayment fee on Federal Home Loan Bank notes previously discussed. The remaining $554,000 increase reflects increases in salaries and wages, equipment expenses, and other non-interest expenses. Salaries and wages increased $148,000 or 9.6% due to normal pay increases and the addition of several new employees. A small increase in the number of staff was necessary because of the opening of a full-service office in Hamilton, Ohio in September, 2001. Equipment expenses increased $124,000 or 76.5% primarily due to rental costs for a new phone system and increased depreciation on furniture and equipment purchased for new and remodeled offices. Other non-interest expenses increased $228,000 or 28.1%, not including the prepayment fee, primarily due to training and conversion expenses totaling $169,000 for LCNB's conversion to a new data processing system, completed in September, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. 2001. Total non-interest expense increased $1,560,000 or 15.09% during the first nine months of 2002 compared with the first 9 months of 2001 primarily due to the FHLB prepayment fee and increases in salaries and wages, pension and other employee benefits, equipment expenses, and other non-interest expenses. Salaries and wages increased $430,000 or 9.6% and equipment expenses increased $111,000 or 22.7% for the same reasons mentioned in the previous section. Pension and other employee benefits increased $89,000 or 7.5% primarily due to increased health insurance costs and to increased Social Security and Medicare matching as a result of increased salaries and wages. Other non-interest expenses increased $841,000 or 36.3% primarily due to the $425,000 FHLB prepayment fee and training and conversion expenses totaling $184,000 for the year. The remaining $232,000 increase is primarily due to a $94,000 increase in computer maintenance costs due to new hardware and software required for the conversion to a new operating system and to a $52,000 increase in automatic teller machine (ATM) expenses resulting from increased usage of ATMs, an increase in fees paid the ATM processor, and the cost of a new ATM maintenance contract.

FINANCIAL CONDITION
The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                    CONDENSED QUARTERLY AVERAGE BALANCE SHEETS

                                       Sept. 30,   June 30,       March 31,
                                         2002        2002           2002
                                                 (In thousands)
ASSETS
Interest-earning:
  Federal funds sold                  $ 17,169      22,329         24,911
  Investment securities                123,186     111,464        100,471
  Loans                                332,638     326,345        322,636
                                       -------     -------        -------
Total interest-earning assets          472,993     460,138        448,018

Noninterest-earning:
  Cash and due from banks               13,619      13,419         14,195
  All other assets                      19,458      19,590         19,562
  Allowance for credit losses           (2,001)     (2,002)        (2,002)
                                       -------     -------        -------
Total assets                          $504,069     491,145        479,773
                                       =======     =======        =======

LIABILITIES
Interest-bearing:
  Interest-bearing deposits           $380,957     369,410        357,373
  Short-term borrowings                  1,078         514          1,148
  Long-term debt                         8,708      11,605         12,300
                                       -------     -------        -------
Total interest-bearing liabilities     390,743     381,529        370,821

Noninterest-bearing:
  Noninterest-bearing deposits          59,415      57,363         57,203
  All other liabilities                  3,128       2,627          2,594
                                       -------     -------        -------
Total liabilities                      453,286     441,519        430,618

SHAREHOLDERS' EQUITY                    50,783      49,626         49,155
                                       -------     -------        -------
Total liabilities and shareholders'
  equity                              $504,069     491,145        479,773
                                       =======     =======        =======

Total average assets increased approximately $12.9 million or 2.6% during the third quarter, 2002 when compared to the second quarter, 2002. Substantially all of the growth, approximately $11.7 million, was in investment securities. Average loans increased $6.3 million. The increase in average loans was primarily in the installment, Homeline (secured residential line of credit), and commercial loan portfolios; the real estate loan portfolio decreased $1.6 million on an average basis. The decrease was due to payoffs on loans refinanced combined with the sale of $3,849,000 in new fixed-rate mortgage loans during the third quarter. With limited opportunities to invest deposit growth in the loan portfolio, management purchased additional investment securities available for sale, which can readily be sold if the funds should be needed for future loan growth.

Total average interest-bearing liabilities for the third quarter, 2002, were $9.2 million or 2.4% greater than for the second quarter, 2002. The growth was in interest-bearing deposits, which increased $11.5 million on an average basis - $3.6 million of the growth was in highly liquid savings and NOW account products and $7.9 million was in certificates of deposit and IRA accounts. The $2.9 million decrease in average long-term debt reflects the prepayment of $4.0 million in FHLB notes during August, 2002.


ASSETS UNDER MANAGEMENT
In addition to assets recorded in its balance sheet, LCNB, as a fiduciary or custodian, holds assets for customers and investors as a part of its normal operations. The following table shows balances for the different types of assets.

                                      September 30,    December 31,
                                          2002            2001
                                      ------------     -----------
                                             (In thousands)
Total consolidated assets
  recorded on the LCNB Corp.
  consolidated balance sheet           $508,767          480,435
Trust Department assets,
  at fair market value                  118,778          109,456
Mortgage loans serviced for others       26,243           23,734
Business cash management,
  at fair market value                   24,278           26,163
Brokerage accounts,
  at fair market value                    3,045                -
                                        -------          -------
Total assets managed                   $681,111          639,788
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

                                             At                At
                                        September 30,     December 31,
                                            2002              2001
                                           (Dollars in thousands)
Regulatory Capital:
 Shareholders' equity                     $50,893             49,507
 Goodwill and other intangibles            (3,274)            (3,729)
 Net unrealized securities gains           (2,253)            (1,196)
                                           ------             ------
   Tier 1 risk-based capital               45,366             44,582

Eligible allowance for loan losses          2,000              2,000
                                           ------             ------
  Total risk-based capital                $47,366             46,582
                                          =======             ======

Capital Ratios:
Total risk-based                            14.86%             15.40%
Tier 1 risk-based                           14.24%             14.74%
Leverage                                     9.11%              9.46%

Minimum Required Capital Ratios:
 Total risk-based                            8.00%              8.00%
 Tier 1 risk-based                           4.00%              4.00%
 Tier 1 leverage                             3.00%              3.00%


On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue. The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program" LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker. Through September 30, 2002, 7,565 shares had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time. Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices. A total of 46,897 shares had been purchased under this program at September 30, 2002.


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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold and securities available for sale. At September 30, 2002, LCNB liquid assets amounted to $154.8 million or 30.4% of total gross assets, an increase from $132.8 million or 27.7% at December 31,2001.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Approximately 89.6% of total deposits at September 30, 2002 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. LCNB does not solicit brokered deposits as a funding source.

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

In June, 2001, LCNB signed a contract with Jack Henry & Associates for replacement of LCNB's core processing system, including computer hardware and software. Management believes the new system will allow LCNB to enhance operating efficiencies and improve customer service. Conversion from the old system to the new system took place at the end of August and beginning of September, 2002. Some conversion processes will not occur until early 2003. Anticipated software and hardware costs total approximately $1,086,000, which will be capitalized and charged to depreciation expense over the estimated lives of the assets, primarily seven years. Costs of converting data files from the current to the new system and costs of training employees on the new system totaled approximately $184,000 through September 30, 2002, and were expensed as incurred. Management estimates that another $75,000 of such costs will be expensed during the fourth quarter, 2002 and $31,000 will be expensed during 2003. It is anticipated the associated costs will be funded by liquidating short-term assets.


RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2002, the Company adopted Statement of Financial Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill shall not be amortized but should be tested for impairment on an annual basis, using criteria prescribed in the statement. If the carrying amount of goodwill exceeds its implied fair value, as recalculated, an impairment loss equal to the excess shall be recognized. Recognized intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

The Company's intangible assets at September 30, 2002 were classified as "intangible assets other than goodwill" and primarily represent the unamortized intangible related to the Company's 1997 acquisition of three branch offices from another bank. At September 30, 2002, the carrying amount of this intangible was $3.2 million, net of accumulated amortization of $2.9 million, and was being amortized on a straight line basis over ten years in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," which was not superseded by SFAS No. 142.

On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations." If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

In addition, this proposed statement would amend SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit-cardholder intangible assets. Accordingly, those intangible assets would be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D-100) unless the transaction in which the intangible asset arose meets the definition of a business combination.

Management does not believe its 1997 branch office acquisition meets the definition of a business combination and intends to continue amortizing the intangible over ten years, subject to periodic review for impairment and its estimated useful life.


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


Item 4.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, LCNB believes that there are adequate controls and procedures in place. There are no significant changes in the controls or other factors that could affect the controls after the date of evaluation.

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

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.         Title


  99 Certification of Chief Executive Officer and Chief Financial Officer under Section
                    906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

A Form 8-K filed on September 19, 2002, disclosed that LCNB Corp. had not entered into any discussions with any party relating to the sale, merger, or consolidation of LCNB Corp. or Lebanon Citizens National Bank.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LCNB Corp.
                                 Registrant


Date:  October 28, 2002          /s/Steve P. Foster
                                 ------------------------
                                 Steve P. Foster
                                 Executive Vice President
                                 and Chief Financial Officer

                           CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen P. Wilson, President and Chief Executive Officer of LCNB Corp., certify, that:

     (1)  I have reviewed this quarterly report on Form 10-Q of LCNB Corp.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) LCNB Corp.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for LCNB Corp. and we have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to LCNB Corp., including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the quarterly report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

           c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     (5) LCNB Corp.'s other certifying officer and I have disclosed, based on our most recent evaluation, to LCNB Corp.'s auditors and the audit committee of LCNB Corp.'s board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     (6) LCNB Corp.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Stephen P. Wilson
Stephen P. Wilson
President and Chief Executive Officer
October 28, 2002

                            CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve P. Foster, Executive Vice President and Chief Financial Officer of LCNB Corp., certify, that:

     (1)  I have reviewed this quarterly report on Form 10-Q of LCNB Corp.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) LCNB Corp.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for LCNB Corp. and we have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to LCNB Corp., including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the quarterly report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

           c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) LCNB Corp.'s other certifying officer and I have disclosed, based on our most recent evaluation, to LCNB Corp.'s auditors and the audit committee of LCNB Corp.'s board of directors:

           a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


(6) LCNB Corp.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Steve P. Foster
Steve P. Foster
Executive Vice President and
Chief Financial Officer
October 28, 2002