Form 10-K
period 2002-12-31
LCNB CORP
filed 2003-03-06
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2002

                                    or

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

The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $54.00 per share on February 25, 2003. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $77,665,770.

As of February 27, 2003, 1,720,593 common shares were issued and outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 15, 2003, dated March 10, 2003, are incorporated by reference into Part III.

                                   LCNB Corp.
                      For the year ended December 31, 2002
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

Part II.

     Item 5.  Market for registrant's common equity and
               related stockholder matters . . . . . . . . . . . . .19
     Item 6.  Selected financial data. . . . . . . . . . . . . . 19-20
     Item 7.  Management's discussion and analysis . . . . . . . 21-37
     Item 7A. Quantitative and qualitative disclosures about
               market risk . . . . . . . . . . . . . . . . . . . 38-40
     Item 8.  Financial statements and supplementary data. . . . . .41
     Item 9.  Changes in and disagreements with accountants
               on accounting and financial disclosure. . . . . . . .41

Part III.

     Item 10. Directors and executive officers of the registrant . .42
     Item 11. Executive compensation. . . . . . . . . . . . . . . . 42
     Item 12. Security ownership of certain beneficial owners
               and management. . . . . . . . . . . . . . . . . . . .42
     Item 13. Certain relationships and related transactions . . . .42
     Item 14. Controls and procedures. . . . . . . . . . . . . . . .42

PART IV.

     Item 15. Exhibits, financial statements and Reports on 8-K . . 43

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .44


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


DESCRIPTION OF LCNB CORP.'S BUSINESS

General Description

LCNB Corp. ("LCNB"), an Ohio corporation formed in December, 1998, is a financial holding company headquartered in Lebanon, Ohio. Through its subsidiaries, Lebanon Citizens National Bank ("Lebanon Citizens") and Dakin Insurance Agency, Inc. ("Dakin"), LCNB is engaged in the commercial banking and insurance agency businesses.

The predecessor of LCNB, Lebanon Citizens, was formed as a national banking association in 1877. On May 19, 1999, Lebanon Citizens became a wholly owned subsidiary of LCNB. Lebanon Citizens' main office is located in Warren County, Ohio and 17 branch offices are located in Warren, Butler, Clinton, Clermont, and Hamilton Counties, Ohio. In addition, Lebanon Citizens operates 29 automated teller machines ("ATMs") in its market area.

Lebanon Citizens is a full service community bank offering a wide range of commercial and personal banking services. Deposit services include checking accounts, NOW accounts, savings accounts, Christmas and vacation savings, money market deposit accounts, Classic 50 accounts (a Senior Citizen program), individual retirement accounts, certificates of deposit, and overdraft protection. Deposits of Lebanon Citizens are insured up to applicable limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

Loan products offered include commercial loans, commercial and residential real estate loans, construction loans, various types of consumer loans, Small Business Administration loans, Visa and MasterCard credit cards, and commercial leases. Lebanon Citizens' residential mortgage lending activities consist primarily of loans for purchasing or refinancing personal residences, home equity lines of credit, and loans for commercial or consumer purposes secured by residential mortgages. Consumer lending activities include automobile, boat, home improvement and personal loans. Lebanon Citizens also offers indirect automobile financing through various automotive dealers.

The Trust and Investment Management Division of Lebanon Citizens performs complete trust administrative functions and offers agency and trust services, retirement savings products, and mutual fund investment products to individuals, partnerships, corporations, institutions and municipalities.

Security brokerage services were first offered by Lebanon Citizens in April, 2002 through arrangements with UVEST Investment Services, Inc., a registered broker/dealer. A licensed broker offers a full range of investment services and products, including financial needs analysis, mutual funds, securities trading, annuities, and life insurance.

Other services offered include safe deposit boxes, night depositories, U.S. savings bonds, travelers' checks, money orders, cashiers checks, bank-by-mail, ATMs, cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer based cash management services, 24 hour telephone banking, PC Internet banking, and other services tailored for both individuals and businesses.

Lebanon Citizens is not dependent upon any one significant customer or specific industry. Business is not seasonal to any material degree.

The address of the main office of Lebanon Citizens is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414. Its primary market area encompasses portions of Warren, Butler, Clinton, Clermont and Hamilton Counties.

Dakin, an Ohio corporation, has been an independent insurance agency in Lebanon, Ohio since 1876. Its primary office is at 24 East Mulberry Street, Lebanon, Ohio 45036; telephone (513) 932-4010. Since being acquired by LCNB on April 11, 2000, Dakin has opened additional offices in Lebanon Citizens' Columbus Avenue, Waynesville, Springboro, Maineville, Goshen, and Wilmington offices. Dakin is engaged in selling and servicing personal and commercial insurance products and annuity products and is regulated by the Ohio Department of Insurance. During 2002, Dakin expanded its offerings in life, health, and long-term care insurance products when it hired an agent specializing in these services.

Effective September 1, 2002, Dakin purchased substantially all of the insurance renewal rights and client list of an insurance agency located in Dayton, Ohio. As part of the purchase, Dakin will receive all commission income received after September 1, 2002, and assignments of agency agreements that the agency has with insurers with whom Dakin does not already have an agreement. In consideration for the assets purchased, Dakin will pay to the seller certain percentages of the commissions received over a four-year period from the agency's customer base.

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


Supervision and Regulation

The Sarbanes-Oxley Act of 2002 ("SOA") was signed into law by President George W. Bush on July 30, 2002. The purpose of SOA is to strengthen accounting oversight and corporate accountability by enhancing disclosure requirements, increasing accounting and auditor regulation, creating new federal crimes, and increasing penalties for existing federal crimes. SOA will directly impact publicly traded companies, certified public accountant firms auditing public companies, attorneys who work for public companies or have public companies as clients, brokerage firms, investment bankers, and financial analysts who work for brokerage firms or investment bankers. Key provisions affecting LCNB include:

    certification of financial reports by chief executive officers ("CEOs") and chief financial officers ("CFOs"), who will be responsible for designing and monitoring internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to the certifying officers by others within the company;

    accelerated reporting of stock trades on Form 4 by directors and executive officers;

    disgorgement requirements of incentive pay or stock-based compensation profits received within twelve months of the release of financial statements if the company is later required to restate those financial statements due to material noncompliance with any financial reporting requirement that resulted from misconduct;

    disclosing in a company's periodic reports if it has adopted a code of ethics for its CFO and principal accounting officer or controller and immediate disclosure of any change in or waiver of this code of ethics;

    disclosing in a company's periodic reports if at least one member of the audit committee is a "financial expert," as that term is defined by the Securities and Exchange Commission ("SEC"); and

    new duties and responsibilities for a company's audit committee, including independence requirements, the direct responsibility to appoint the outside auditing firm and to provide oversight of the auditing firm's work, and a requirement to establish procedures for the receipt, retention, and treatment of complaints from a company's employees regarding questionable accounting, internal control, or auditing matters.

Some SOA provisions became effective upon enactment; others have delayed implementation or must await rulemaking by the SEC. In addition, the SEC adopted final rules on September 5, 2002, requiring accelerated filing of quarterly and annual reports by a newly defined class of "accelerated filers." After an initial three-year phase-in period, accelerated filers will be required to file their annual reports on Form 10-K no later than 60 days after fiscal year end and their quarterly reports on Form 10-Q no later than 35 days after fiscal quarter ends. Current requirements are 90 days and 45 days, respectively.

LCNB and Lebanon Citizens are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the customers and depositors of LCNB's subsidiaries rather than holders of LCNB's securities. These laws and regulations govern such areas as permissible activities, loans and investments, and rates of interest that can be charged on loans and reserves. LCNB and Lebanon Citizens also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio. Set forth below are brief descriptions of selected laws and regulations applicable to LCNB and Lebanon Citizens.

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

The Gramm-Leach-Bliley Act, which amended the Bank Holding Company Act of 1956 and other banking related laws, was signed into law on November 12, 1999. The Gramm-Leach-Bliley Act repealed certain sections of the Glass-Steagall Act and substantially eliminated the barriers separating the banking, insurance, and securities industries. Effective March 11, 2000, qualifying bank holding companies could elect to become financial holding companies. Financial holding companies have expanded investment powers, including affiliating with securities and insurance firms and engaging in other activities that are "financial in nature or incidental to such financial activity" or "complementary to a financial activity." The Gramm-Leach-Bliley Act defines "financial in nature" to include:

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

The Financial Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides that a holding company and its controlled insured depository institutions are liable for any loss incurred by the Federal Deposit Insurance Corporation in connection with the default of any FDIC assisted transaction involving an affiliated insured bank or savings association.

Lebanon Citizens is subject to the provisions of the National Bank Act. Lebanon Citizens is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Lebanon Citizens is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation ("FDIC"). Under the Bank Holding Company Act of 1956, as amended, and under Regulations of the Federal Reserve Board pursuant thereto, a bank or financial holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.
                                    -7-

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") covers an expanse of banking regulatory issues. FDICIA deals with the recapitalization of the Savings Association Insurance Fund, with deposit insurance reform including requiring the FDIC to establish a risk-based premium assessment system with a number of other regulatory and supervisory matters. Lebanon Citizens will be required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

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

Noncompliance with laws and regulations by bank holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items. Management is not aware of any current instances of noncompliance with laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis. Recent regulatory inspections and examinations of LCNB and Lebanon Citizens have not disclosed any significant instances of noncompliance. The minor instances of noncompliance detected during these inspections and examinations were promptly corrected by Management and no action was taken by regulators against LCNB or Lebanon Citizens.

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


Employees

As of December 31, 2002, LCNB, Lebanon Citizens, and Dakin employed 251 employees. LCNB is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within Lebanon Citizens' market area.

Availability of Financial Information

LCNB files unaudited quarterly financial reports under Form 10-Q and annual financial reports under Form 10-K with the Securities and Exchange Commission ("SEC"). Copies of these reports may be obtained in the shareholder information section of Lebanon Citizens' web site, www.lcnb.com, or by writing to:

       Steve P. Foster
       Executive Vice President, CFO
       LCNB Corp.
       2 N. Broadway
       P.O. Box 59
       Lebanon, Ohio  45036

Financial reports and other materials filed by LCNB with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained from the SEC by calling 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file reports electronically, as LCNB does.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

LCNB and its subsidiaries do not have any offices located in foreign countries and have no foreign assets, liabilities or related income and expense for the years presented.


STATISTICAL INFORMATION

The following tables and certain tables appearing in Item 7, Management's Discussion and Analysis, present additional statistical information about LCNB Corp. and its operations and financial condition. They should be read in conjunction with the consolidated financial statements and related notes and the discussion included in Item 7, Management's Discussion and Analysis, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.


Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

The table presenting an average balance sheet, interest income and expense, and the resultant average yield for average interest-earning assets and average interest-bearing liabilities is included in Item 7, Management's Discussion and Analysis.

The table analyzing changes in interest income and expense by volume and rate is included in Item 7, Management's Discussion and Analysis.

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:
                                              At December 31,
                                              ---------------
                                     2002          2001         2000
                                          (Dollars in thousands)
Securities available for sale:
U.S. Treasury notes               $  1,019         2,044         3,018
U.S. Agency notes                   47,089        36,328        20,046
U.S. Agency mortgage-back
 Securities                         19,052         9,570        12,164
Corporate notes                          -             -         8,479
Municipal securities                69,018        50,668        38,799
                                   -------        ------        ------
    Total securities available
     for sale                      136,178        98,610        82,506
Federal Reserve Bank Stock             647           647           647
Federal Home Loan Bank Stock         2,224         2,125         1,741
                                   -------       -------        ------
    Total securities              $139,049       101,382        84,894
                                   =======       =======        ======

Contractual maturities of debt securities at December 31, 2002, were as follows. Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.


                                 Amortized      Market
                                    Cost         Value         Yield
                                 ---------      ------         -----
                                         (Dollars in thousands)
U.S. Treasury notes:
 Within one year                  $    999         1,019          5.83%
 One to five years                       -             -             -%
 Five to ten years                       -             -             -%
 After ten years                         -             -             -%
                                   -------       -------         -----
   Total U.S Treasury notes       $    999         1,019          5.83%
                                   -------       -------         -----
U.S. Agency notes:
 Within one year                  $  2,001         2,010          5.20%
 One to five years                  39,579        40,165          3.38%
 Five to ten years                   4,856         4,914          4.56%
 After ten years                         -             -             -%
                                   -------       -------         -----
   Total U.S. Agency notes        $ 46,436        47,089          3.58%
                                   -------       -------         -----
Municipal securities (1):
 Within one year                  $ 12,317        12,438          4.72%
 One to five years                  33,994        35,420          5.25%
 Five to ten years                  14,402        14,876          5.80%
 After ten years                     5,892         6,284          7.50%
                                   -------       -------         -----
   Total Municipal securities     $ 66,605        69,018          5.47%
                                   -------       -------         -----
U.S. Agency mortgage-backed
 securities                       $ 18,742        19,052          4.65%
                                   -------       -------         -----
                                  $132,782       136,178          4.70%
                                   =======       =======         =====

  (1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any one issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2002.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:
                                              At December 31,
                                              ---------------
                                 2002     2001     2000     1999     1998
                                          (Dollars in thousands)
Commercial and industrial     $ 35,198   40,486   36,449   26,347   20,640
Commercial, secured by
 real estate                    80,882   72,477   59,043   56,671   53,907
Residential real estate        151,502  165,710  185,013  162,087  154,111
Consumer, excluding
 credit card                    51,184   41,006   40,860   36,402   32,302
Agricultural                     1,314    2,020    2,238    2,343    2,370
Credit card                      2,689    2,658    3,049    2,764    2,574
Lease Financing                  1,256    2,088    2,219      183        -
Other                               57      112      863      285      966
                               -------  -------  -------  -------  -------
    Total loans                324,082  326,557  329,734  287,082  266,870

Deferred costs (fees), net         750      608      705      526      187
                               -------  -------  -------  -------  -------
                               324,832  327,165  330,439  287,608  267,057
Allowance for loan losses       (2,000)  (2,000)  (2,000)  (2,000)  (2,000)
                               -------  -------  -------  -------  -------
    Loans, net                $322,832  325,165  328,439  285,608  265,057
                               =======  =======  =======  =======  =======

As of December 31, 2002, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.




The following tables summarize the commercial and agricultural loan maturities and sensitivities to interest rate changes at December 31, 2002:

                                               (Dollars in thousands)
                                               ----------------------
Maturing in one year or less                          $ 27,990
Maturing after one year, but within five years           9,521
Maturing beyond five years                              79,883
                                                       -------
    Total commercial and agricultural loans           $117,394
                                                       =======
Loans repricing beyond one year:
  Fixed rate                                          $ 50,488
  Variable rate                                         38,916
                                                       -------
    Total                                             $ 89,404
                                                       =======

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

A summary of accruing loans past due 90 days or more at December 31, follows:

                                    Accruing loans past due 90 days
                                    -------------------------------
                                        (Dollars in thousands)
                                       2002                $232
                                       2001                 146
                                       2000                 111
                                       1999                  68
                                       1998                 374

The increase at December 31, 2002 was due to installment loans and residential mortgage loans. There were no commercial loans in the "accruing loans past due 90 days or more" category at December 31, 2002 or 2001.

There were no nonaccrual or restructured loans at December 31, for each of the years ended 1998 through 2002. Interest income that would have been recorded in each of the years 1998 through 2002 if loans on nonaccrual status at various times during the respective years had been current and in accordance with their original terms was not material. For each of the years ended December 31, 1998 through 2002, the recorded investments in loans for which impairment has been recognized in accordance with SFAS Statement No. 114 was not material. LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2002, there were no material additional loans not already disclosed as nonaccrual, restructured, or accruing loans past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity relating to the allowance for loan losses is included in Item 7, Management's Discussion and Analysis.

The following table presents the allocation of the allowance for loan loss.
                                                           At December 31,
                        -----------------------------------------------------------------------------------
                               2002             2001             2000            1999              1998
                        ---------------   ---------------  --------------   --------------    -------------
                           Percent of        Percent of       Percent of      Percent of        Percent of
                            loans to          loans to         loans to        loans to          loans to
                                 Total             Total            Total           Total             Total
                        Amount   loans    Amount   loans   Amount   loans   Amount  loans     Amount  loans
                                                       (Dollars in thousands)
Commercial and
  industrial          $  744    10.86%     647    12.40%     381    11.05%   304     9.17%     286    7.73%
Commercial, secured
  by real estate           -    24.96        -    22.19        -    17.91      -    19.74        -   20.21
Residential real
  estate                   -    46.75        -    50.75        -    56.11      -    56.45        -   57.75
Consumer                 871    15.79      774    12.56      714    12.39    514    12.70      345   12.10
Agricultural               -     0.40        -     0.62        -     0.68      -     0.82        -    0.89
Credit card               77     0.83       82     0.81       40     0.93     38     0.96       48    0.96
Lease financing            -     0.39        -     0.64        -     0.67      -     0.06        -       -
Other                      -     0.02        -     0.03        -     0.26      -     0.10        -    0.36
Unallocated              3                 497               865           1,144             1,321
                       -----   ------    -----   ------    -----   ------  -----   ------    -----  ------
    Total             $2,000   100.00%   2,000   100.00%   2,000   100.00% 2,000   100.00%   2,000  100.00%
                       =====   ======    =====   ======    =====   ======  =====   ======    =====  ======

This allocation is made for analytical purposes. The total allowance is available to absorb losses from any category of the portfolio. The allowance allocated to the commercial and consumer categories has increased over the five year period due to the increase in outstandings in these loan categories which, by nature, have greater risk elements.

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis.

The following table presents the contractual maturity of time deposits of
$100,000 or more at December 31, 2002:
                                     (Dollars in thousands)
                                     ----------------------
     Maturity within 3 months               $ 5,969
     After 3 but within 6 months              2,070
     After 6 but within 12 months             1,760
     After 12 months                         19,922
                                             ------
                                            $29,721
                                             ======


Return of Equity and Assets

The statistical information regarding the return on assets, return on equity, dividend payout ratio, and equity to assets ratio is presented in Item 6, Selected Financial Data.

Item 2.  Properties

Lebanon Citizens conducts its business from the following offices:

        Name of Office               Address
        --------------               -------
   1.  Main Office                 2 North Broadway                Owned (1)
                                   Lebanon, Ohio 45036
   2.  Auto Bank                   26 North Broadway               Owned
                                   Lebanon, Ohio 45036
   3.  Columbus Avenue Office      730 Columbus Avenue             Owned (2)
                                   Lebanon, Ohio 45036
   4.  Goshen Office               6726 Dick Flynn Blvd.           Owned (2)
                                   Goshen, Ohio 45122
   5.  Hamilton Office             794 NW Washington Blvd.         Owned
                                   Hamilton, Ohio 45013
   6.  Hunter Office               3878 State Route 122            Owned
                                   Franklin, Ohio 45005
   7.  Loveland Office             615 West Loveland Avenue        Owned
                                   Loveland, Ohio 45140
   8.  Maineville Office           7795 South State Route 48       Owned (2)
                                   Maineville, Ohio 45039
   9.  Mason/West Chester Office   1050 Reading Road               Owned
                                   Mason, Ohio 45040
  10.  Middletown Office           4441 Marie Drive                Owned
                                   Middletown, Ohio 45044
  11.  Okeana Office               6225 Cincinnati-Brookville Road Owned
                                   Okeana, Ohio 45053
  12.  Otterbein Office            State Route 741                 Leased
                                   Lebanon, Ohio 45036
  13.  Oxford Office               30 West Park Place              (1) (3)
                                   Oxford, Ohio 45056
  14.  Rochester/Morrow Office     Route 22-3 at 123               Owned
                                   Morrow, Ohio 45152
  15.  South Lebanon Office        209 East Forrest Street         Leased
                                   South Lebanon, Ohio 45065
  16.  Springboro/Franklin Office  525 West Central Avenue         Owned (2)
                                   Springboro, Ohio 45066
  17.  Waynesville Office          9 North Main Street             Owned (2)
                                   Waynesville, Ohio 45068
  18.  Wilmington Office           1243 Rombach Avenue             Owned (2)
                                   Wilmington, Ohio 45177

   (1)  Excess space in this office is leased to third parties.
 (2)  A Dakin office is located in this office.
 (3)  Lebanon Citizens owns the Oxford Office building and leases the land.

Dakin owns its main office at 20 & 24 East Mulberry Street, Lebanon, Ohio 45036. Excess space in this office is leased to third parties. Dakin's six other offices are located in Lebanon Citizens' branch offices.

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



Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 10, 2003), relating to "Market Price of Stock and Dividend Data", is incorporated herein by reference.


Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 1998 through 2002 and are derived from LCNB Corp's consolidated financial statements. Certain reclassifications of income statement amounts for the years 1998 through 2001 have been made to conform to current year presentation. Such reclassifications had no effect on net income. This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

                                  For the Years Ended December 31,
                                  --------------------------------
                            2002       2001       2000       1999       1998
                                       (Dollars in thousands,
                                  except ratios and data per share)
Income Statement
 Interest Income        $ 30,163   $ 32,164   $ 32,151   $ 29,689   $ 29,492
 Interest Expense         10,670     14,340     15,922     13,282     14,062
                         -------    -------    -------    -------    -------
 Net Interest Income      19,493     17,824     16,229     16,407     15,430
 Loan Loss Provision         348        237        197        208        191
                         -------    -------    -------    -------    -------
   Net Interest Income
    after Provision       19,145     17,587     16,032     16,199     15,239
 Other Operating Income    5,623      4,842      4,400      4,372      4,320
 Operating Expenses       15,705     13,922     13,101     12,673     11,673
                         -------    -------    -------    -------    -------
 Income before
  Income Taxes             9,063      8,507      7,331      7,898      7,886
 Provision for
  Income Taxes             2,523      2,440      2,091      2,323      2,426
                         -------    -------    -------    -------    -------
     Net Income         $  6,540   $  6,067   $  5,240   $  5,575   $  5,460
                         =======    =======    =======    =======    =======
Balance Sheet
 Securities             $139,049   $101,382   $ 84,894   $105,558   $123,687
 Loans - net             322,832    325,165    328,439    285,608    265,057
 Total Assets            506,751    480,435    451,000    439,238    432,364
 Total Deposits          442,221    414,772    394,786    391,569    387,006
 Long-Term Debt            6,253     12,306      6,356        403          -
 Total Shareholders'
  Equity                  51,930     49,507     46,310     42,687     42,335
Selected Financial Ratios
and Other Data
 Return on average
  assets                   1.32%      1.30%      1.17%      1.29%      1.30%
 Return on average
  equity                  13.00%     12.50%     11.84%     13.01%     13.57%
 Equity-to-assets
  ratio                   10.25%     10.30%     10.27%      9.72%      9.79%
 Dividend payout
  ratio                   53.43%     53.94%     61.02%     50.96%     45.60%
 Earnings per
  share(1)                $3.79       3.43       2.95       3.14       3.07
 Dividends declared
  per share(1)            $2.025      1.85       1.80       1.60       1.40

  (1) All per share data have been adjusted to reflect the ten-for-one stock exchange in 1999 and the pooling of interests accounting method for the Dakin acquisition in 2000.

                                    -20-

Item 7.  Management's Discussion and Analysis


Introduction

The following is management's discussion and analysis of the financial condition and results of operations of LCNB Corp. ("LCNB"). It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2002 Annual Report to Shareholders.


Comparative Financial Information

Effective May 18, 1999, Lebanon Citizens National Bank ("Lebanon Citizens") was reorganized into a one-bank holding company structure. Prior to that date, the financial information presented represents the assets, liabilities and operations of Lebanon Citizens. Comparative earnings per share information is presented on pro forma basis.

On April 11, 2000 LCNB issued 15,942 shares of common stock in exchange for all outstanding shares of Dakin Insurance Agency, Inc. ("Dakin"). On that date, Dakin merged with and into an interim subsidiary of LCNB. As a result of the merger, Dakin became a wholly owned subsidiary of LCNB. The merger was accounted for as a pooling-of-interests and, accordingly, all financial statements presented herein have been restated to include the financial position and results of operations of Dakin.


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

Net Income

LCNB earned $6,540,000 in 2002 compared to $6,067,000 in 2001. Earnings per share were $3.79, a 10.50% or $0.36 per share increase from 2001.
Performance ratios for 2002 included a return on average assets of 1.32% and a return on average equity of 13.00% compared to ratios of 1.30% and 12.50%, respectively, for 2001.

LCNB earned $6,067,000 in 2001 compared to $5,240,000 in 2000. Earnings per share were $3.43, a 16.27% or $0.48 per share increase from 2000.
Performance ratios for 2001 included a return on average assets of 1.30% and a return on average equity of 12.50% compared to ratios of 1.17% and 11.84%, respectively, for 2000.


Net Interest Income

The amount of net interest income earned by LCNB is influenced by the dollar amount ("volume") and mix of interest earning assets and interest bearing liabilities and the rates earned or paid on each. The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest earning assets and the resultant yields on a fully taxable equivalent basis, and the dollar amounts of interest expense and average interest-bearing liabilities and the resultant rates paid.

                                                     Years ended December 31,
                                                     ------------------------
                                     2002                           2001                            2000
                                     ----                           ----                            ----
                          Average   Interest  Average     Average   Interest  Average     Average   Interest  Average
                       Outstanding  Earned/   Yield/   Outstanding  Earned/   Yield/   Outstanding  Earned/   Yield/
                          Balance    Paid      Rate       Balance    Paid      Rate       Balance    Paid      Rate
                                                           (Dollars in thousands)
Loans(1)                 $327,561   $24,821    7.58%     $332,634  $27,309     8.21%     $309,658   $26,264    8.48%
Federal funds sold         21,551       339    1.57        19,080      667     3.50         7,258       459    6.32
Deposits in banks               -         -       -             -        -        -         4,149       241    5.81
Federal Reserve
 Bank stock                   647        39    6.03           647       39     6.03           647        39    6.03
Federal Home Loan
 Bank stock                 2,165       100    4.62         1,957      132     6.75           418        31    7.42
Investment securities:
 Taxable                   66,577     3,068    4.61        47,394    2,601     5.49        67,100     3,542    5.28
 Non-taxable(2)            47,107     2,765    5.87        33,592    2,211     6.58        26,233     2,433    9.27
                          -------    ------               -------   ------                -------    ------
Total earning assets      465,608    31,132    6.69       435,304   32,959     7.57       415,463    33,009    7.95
Non-earning assets         33,247                          33,705                          33,707
Allowance for
 loan losses               (2,002)                         (2,002)                         (2,002)
                          -------                         -------                         -------
Total assets             $496,853                        $467,007                        $447,168
                          =======                         =======                         =======

Savings deposits         $108,768     1,708    1.57      $ 96,440    2,529     2.62        84,156    3,217     3.82
NOW and money fund         84,562       918    1.09        81,204    1,925     2.37        81,215    2,303     2.84
IRA and time
 certificates             180,990     7,476    4.13       175,098    9,283     5.30       178,842   10,049     5.62
Short-term debt               957        13    1.36           964       33     3.42         1,250       83     6.64
Long-term debt              9,699       555    5.72         8,062      570     7.07         3,855      270     7.00
                          -------    ------               -------   ------                -------   ------
Total interest-bearing
 liabilities              384,976    10,670    2.77       361,768   14,340     3.96       349,318   15,922     4.56
                                     ------                         ------                          ------


                                                     Years ended December 31,
                                                     ------------------------
                                     2002                           2001                            2000
                                     ----                           ----                            ----
                          Average   Interest  Average     Average   Interest  Average     Average   Interest  Average
                       Outstanding  Earned/   Yield/   Outstanding  Earned/   Yield/   Outstanding  Earned/   Yield/
                          Balance    Paid      Rate       Balance    Paid      Rate       Balance    Paid      Rate
                                                           (Dollars in thousands)

Demand deposits            58,620                          53,959                          52,059
Other liabilities           2,950                           2,723                           1,527
Capital                    50,307                          48,557                          44,264
                          -------                         -------                         -------
Total liabilities
 and capital             $496,853                        $467,007                        $447,168
                          =======                         =======                         =======
Net interest rate
 spread(3)                                     3.92                            3.61                            3.39

Net interest margin on
 a taxable equivalent
 basis(4)                            20,462    4.39                $18,619     4.28                $17,087     4.11
                                     ======                         ======                          ======
Ratio of interest-earning
assets to interest-bearing
liabilities                120.94%                         120.33%                         118.94%

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

                                                          -24-

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

                              For the years ended December 31,
                              --------------------------------
                          2002 vs. 2001               2001 vs. 2000
                          -------------               -------------
                     Increase (decrease) due to   Increase (decrease) due to
                     --------------------------   --------------------------
                       Volume     Rate   Total     Volume    Rate     Total
                                      (Dollars in thousands)
Interest income
 attributable to:
Loans (1)              $ (411)  (2,077) (2,488)    1,905    (860)    1,045
Federal funds sold         77     (405)   (328)      485    (277)      208
Deposits in banks           -        -       -      (241)      -      (241)
Federal Reserve
  Bank stock                -        -       -         -       -         -
Federal Home Loan
  Bank stock               13      (45)    (32)      104      (3)      101
Investment securities:
  Taxable                 932     (465)    467    (1,076)    135      (941)
  Non-taxable(2)          814     (260)    554       585    (807)     (222)
                        -----    -----   -----     -----     ---     -----
Total interest income   1,425   (3,252) (1,827)    1,762  (1,812)      (50)

Interest expense
 attributable to:
Savings deposits          292   (1,113)   (821)      423  (1,111)     (688)
NOW and money fund         77   (1,084) (1,007)        -    (378)     (378)
IRA and time
  certificates            303   (2,110) (1,807)     (207)   (559)     (766)
Short-term borrowings       -      (20)    (20)      (16)    (34)      (50)
Long-term debt            105     (120)    (15)      297       3       300
                        -----    -----   -----     -----   -----     -----
Total interest expense    777   (4,447) (3,670)      497  (2,079)   (1,582)
                        -----    -----   -----     -----   -----     -----
Net interest income    $  648    1,195   1,843     1,265     267     1,532
                        =====    =====   =====     =====   =====     =====

  (1)  Nonaccrual loans, if any, are included in average loan balances.
  (2) Change in interest income from non-taxable loans and investment securities is computed based on interest income determined on a taxable equivalent yield basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

                                    -25-

2002 vs. 2001. Tax equivalent interest income decreased $1,827,000 due to an 88 basis point (a basis point equals 0.01%) decline in the average rate earned on average interest-earning assets, partially offset by a $30.3 million increase in average interest-earning assets. The increase in average interest-earning assets was due to increases in the investment securities portfolio, which grew $32.7 million on an average basis. The average rate earned decreased primarily because of a general market wide decrease in interest rates. During 2001 the Federal Reserve Board decreased the intended federal funds rate by a dramatic 475 basis points and by an additional 50 basis points in November, 2002.

Interest expense decreased $3,670,000 because of a 119 basis point decrease in the average rate paid for deposits and borrowings, partially offset by a $23.2 million increase in average interest-bearing liabilities. The decrease in average rates paid was also due to the general decline in market rates discussed above. Much of the increase in average interest-bearing liabilities was in average savings deposits, which increased $12.3 million. Average NOW and money fund deposits increased $3.4 million and IRA and time certificates increased $5.9 million. Management believes that, due to the current declining rate economic environment, investors are showing a preference for highly liquid, short-term instruments. This means much of the recent growth in savings deposits could be quickly withdrawn if interest rates increase. Management is attempting to lock-in a portion of these funds by offering special rates and terms on selected certificate of deposit products.

The net interest margin increased from 4.28% during 2001 to 4.39% during 2002 because of the 119 basis point decrease in average rates for interest bearing liabilities, partially offset by the 88 basis point decrease in average rates earned from interest-earning assets.

During August, 2002, LCNB paid in full $4.0 million in Federal Home Loan Bank ("FHLB") notes with an average interest rate of 7.72%, which otherwise would have been due in June, 2004 and June, 2005. The prepayment fees on the early payoffs totaled approximately $425,000, which is included in other non-interest expenses in the consolidated statements of income.

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

The transactions described were consummated to improve the projected net interest margin.

2001 vs. 2000. Tax equivalent interest income decreased $50,000 due to a 38 basis point decline in the average rate earned, largely offset by an increase of $19.8 million in average interest-earning assets. The average rate earned decreased primarily because of the general market wide decrease in interest rates. Most of the increase in average interest-earning assets was in the loan portfolio, which grew $23.0 million on an average basis. A significant influence on the average loan balance for 2001 was a $42.8 million increase in loans during 2000.

Interest expense decreased $1,582,000 because of a 60 basis point decrease in the average rate paid for deposits and borrowings, partially offset by a $12.5 million increase in average interest-bearing liabilities. The decrease in average rates paid was also due to the general decline in market rates during 2001. Most of the increase in average interest-bearing liabilities was in average savings deposits, which increased $12.3 million, and in average long term debt, which increased $4.2 million. Management borrowed $6.0 million from the Federal Home Loan Bank during 2001 in an attempt to lock-in some long-term funding at current, historically low, market rates.

The net interest margin increased from 4.11% during 2000 to 4.28% during 2001 because of the 60 basis point decrease in average rates for interest bearing liabilities, partially offset by the 38 basis point decrease in average rates for interest earning assets.


Provisions and Allowance for Loan Losses

The provision for loan losses is determined by Management based upon it's evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio. In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers ability to pay. The following table presents the total loan provision and the other changes in the allowance for loan losses for the years 1998 through 2002.


                                        2002   2001   2000   1999   1998
                                        ----   ----   ----   ----   ----
                                             (Dollars in thousands)
Balance - Beginning of year           $2,000  2,000  2,000  2,000  2,200

Loans charged off:
  Commercial and industrial               36      -      -      -    227
  Commercial, secured by real estate       -      -      -      -      -
  Residential real estate                 26      -      -      -      3
  Consumer, excluding credit card        273    237    222    252    153
  Agricultural                             -      -      -      -      -
  Credit Card                             55     40     33     20     36
  Other                                    -      -      -      -      -
                                       -----  -----  -----  -----  -----
    Total loans charged off              390    277    255    272    419
                                       -----  -----  -----  -----  -----
Recoveries:
  Commercial and industrial                8      -      -      -      -
  Commercial, secured by real estate       -      -      -      -      -
  Residential real estate                  -      -      -      -      -
  Consumer, excluding credit card         31     38     55     62     26
  Agricultural                             -      -      -      -      -
  Credit Card                              3      2      3      2      2
  Other                                    -      -      -      -      -
                                       -----  -----  -----  -----  -----
    Total recoveries                      42     40     58     64     28
                                       -----  -----  -----  -----  -----
      Net charge-offs                    348    237    197    208    391

Provision charged to operations          348    237    197    208    191
                                       -----  -----  -----  -----  -----
  Balance - End of year               $2,000  2,000  2,000  2,000  2,000
                                       =====  =====  =====  =====  =====
Ratio of net charge-offs during the
period to average loans outstanding    0.11%  0.07%  0.06%  0.08%  0.14%
                                       ====   ====   ====   ====   ====

Ratio of allowance for loan losses
to total loans at year-end             0.62%  0.61%  0.61%  0.70%  0.75%
                                       ====   ====   ====   ====   ====

The $63,000 increase in consumer loans charged off, net of recoveries, in 1999 over 1998 is attributable, in part, to the adoption of a new uniform charge-off policy in 1999 for consumer, credit card, and home mortgage loans as mandated by the Federal Financial Institution's Examination Council for all banks and thrifts. Generally, it includes a requirement to charge off open-end credit at 180 days delinquency and closed-end credit at 120 days delinquency.

Non-Interest Income

2002 vs. 2001. Total non-interest income for 2002 was $781,000 or 16.13% more than for 2001 largely due to the $408,000 gain on securities already discussed. The remaining $373,000 increase was due to a $194,000 increase in service charges and fees and to smaller increases in the other line items. Service charges and fees increased primarily due to increased fee income from non-sufficient-fund ("NSF") checks and to increased check card interchange income.

Trust income increased due to fees received for brokerage services, a new service first offered in April, 2002. Insurance agency income increased primarily due to an increase in the volume of new policies written, partially offset by a $119,000 decline in contingency commissions. Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience.

A $168,000 increase in gains from loans sold, from $67,000 during 2001 to $235,000 during 2002, caused the increase in other operating income. The increased loan volume sold during 2002 reflects increased refinancing activity caused by an historical low in market rates for fixed-rate loans. Loans sold during 2002 totaled $20.8 million compared to sales of $13.4 million during 2001.


2001 vs. 2000. Non-interest income increased $442,000, or 10.05%, to $4,842,000 in 2001 from $4,400,000 in 2000. The increase was primarily due to a $240,000 increase in service charges and fees and a $297,000 increase in insurance agency income, partially offset by a $250,000 decrease in trust income.

The increase in service charges and fees from 2000 to 2001 was due to pricing adjustments made to NSF fees in December, 2000 and to increased check card income. Check card fees increased primarily because a greater number of cards were outstanding during 2001 than during 2000.

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

Non-Interest Expense

2002 vs. 2001. Total non-interest expense increased $1,783,000 or 12.81% during 2002 compared with 2001 largely due to a $569,000 or 9.54% increase in salaries and wages and a $793,000 or 28.02% increase in other non-interest expenses. Salaries and wages increased due to normal pay increases and the addition of several new employees. A small increase in the number of staff was necessary because of the opening of a full-service office in Hamilton, Ohio in September, 2001.

The increase in other non-interest expenses was primarily due to the $425,000 prepayment fee on Federal Home Loan Bank notes previously discussed and to $263,000 in training and conversion expenses relating to Lebanon Citizen's conversion to a new data processing system, completed in September, 2002.

Pension and other employee benefits increased $125,000 or 7.93% due to increased health insurance costs, increased pension expense, and increased Social Security and Medicare matching as a result of increased salaries and wages. Equipment expenses increased $213,000 or 32.08% primarily due to rental costs for a new phone system and increased depreciation on furniture and equipment purchased for new and remodeled offices and the new computer hardware and software obtained for data processing system conversion. ATM expense increased $63,000 primarily due to approximately $57,000 in costs associated with a change in the ATM processor.

2001 vs. 2000. Non-interest expense increased $821,000, or 6.27%, during 2001 as compared to 2000. This increase was primarily due to a $433,000, or 7.83%, increase in salaries and wages and a $162,000, or 11.45%, increase in pension and other employee benefits. Also contributing to the increase was a $102,000, or 25.06% increase in state franchise taxes.

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

A bank's state franchise taxes are based on net worth, so the increase in state franchise taxes reflects growth in shareholders' equity.

Depreciation on furniture and equipment, which is included in equipment expense, increased $56,000 and depreciation on bank premises, which is included in occupancy expense, increased $46,000. These increases were due to the construction of new offices and facilities. During 2000 LCNB constructed new offices in Goshen and Oxford and extensively remodeled the Columbus Avenue office in Lebanon. An electronic branch (a drive-up, stand-alone ATM) was also constructed on Peck Boulevard in Hamilton. During 2001 a new office was constructed on Washington Boulevard in Hamilton and an electronic branch was constructed in Harveysburg.


Income Taxes

LCNB's effective tax rates for the years ended December 31, 2002, 2001, and 2000 were 27.84%, 28.68%, and 28.52%, respectively. The difference between the statutory rate of 34.00% and the effective tax rate is primarily due to tax-exempt interest income.


Assets

Total deposits grew $27.4 million during 2002, fueling a $26.3 million or 5.48% increase in total assets. During the same period, total loans decreased $2.3 million and federal funds sold decreased $8.0 million.

The decrease in loans during 2002 can be attributed to refinancing activity on residential mortgage loans because of the general decline in interest rates, combined with the sale to the Federal Home Loan Mortgage Corporation ("FHLMC") of a large majority of the fixed rate residential mortgage loans originated during 2002. Approximately $20.9 million of loans were sold to FHLMC during 2002, while $13.4 million were sold during 2001. Management decided to sell the loans after determining that current, historically low market rates for residential mortgage loans were not profitable in the long run.

Since management was not able to invest deposit growth in loan growth during 2002, the funds were invested in the securities portfolio, which grew $37.6 million or 38.10% during 2002, and in the $6.0 million early payoff of FHLB debt previously discussed. All of LCNB's investment securities are classified "available for sale" and can be readily sold if the funds are needed to support loan growth in the future.

Premises and equipment additions during 2002 totaled $1,061,000, largely offset by depreciation expense of $999,000. Approximately $367,000 of the additions were for computer hardware and software needed for the data processing system conversion. Hardware and software costs capitalized during 2001 for the system conversion totaled $437,000, bringing the total capitalized expenditures for the computer conversion to $804,000. Another $207,000 of expenditures during 2002 was for a backoffice remodeling project at the main office.

Deposits

Total deposits of $442.2 million at December 31, 2002, were $27.4 million or 6.62% greater than total deposits at December 31, 2001. Much of the growth was in the savings and NOW account categories, which increased $11.2 and $10.1 million, respectively, during the year. Management believes this reflects investor preference for short-term, highly liquid investments during the current economic cycle. Other deposit categories increased by smaller amounts, except for certificates with balances of $100,000 and over. This category decreased $9.4 million.


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

Commitments to extend credit at December 31, 2002, totaled $69.5 million and standby letters of credit totaled $6.9 million and are more fully described in Note 9 to LCNB's Financial Statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

A contract with Jack Henry & Associates for replacement of Lebanon Citizens' check imaging system, including computer hardware and software, is tentatively expected to cost $240,000 during 2003. LCNB has no other material commitments for capital expenditures as of December 31, 2002.

The liquidity of LCNB is enhanced by the fact that 90.89% of total deposits at December 31, 2002, were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

An additional source of funding is borrowings from the Federal Home Loan Bank ("FHLB"). Total borrowings from the FHLB at December 31, 2002 were $6.0 million. The total remaining borrowing capacity from the FHLB at that date ranges from approximately $38 million to $73 million. Any borrowings in excess of $38 million will require the purchase of additional FHLB stock.

Liquid assets include cash, federal funds sold and securities available for sale. Except for investments in the stock of the Federal Reserve Bank and FHLB, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs. At December 31, 2002, LCNB's liquid assets amounted to $161.8 million or 31.93% of total gross assets, up from $132.8 million or 27.65% of total gross assets at December 31, 2001. The primary reason for the increase was growth in securities available for sale.

The following table provides information concerning LCNB's contractual obligations at December 31, 2002:

                                                Payments due by period
                                          ----------------------------------
                                                                       More
                                          1 Year     2-3      4-5     than 5
                                 Total    or less   years    years    years
                                            (Dollars in thousands)

Long-term debt obligations     $  6,253    2,056    2,124    2,073        -
Operating lease obligations       2,562      268      510      354    1,430
Purchase obligations                240      240        -        -        -
Certificates of deposit:
  $100,000 and over              29,721    9,799   13,179    6,743        -
  Other time certificates       111,030   42,685   45,632   22,502      211
                               --------   ------   ------   ------   ------
Total                          $149,806   55,048   61,445   31,672    1,641
                               ========   ======   ======   ======   ======


Capital Resources

LCNB and Lebanon Citizens are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and Lebanon Citizens' financial statements. These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in Lebanon Citizens' assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%. A table summarizing the regulatory capital of LCNB and Lebanon Citizens at December 31, 2002 and 2001, is included in Note 12, "Regulatory Matters", of the 2002 Annual Report to Shareholders.

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

Under the "Market Repurchase Program" LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker. Through December 31, 2002, 7,565 shares had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time. Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices. A total of 46,897 shares had been purchased under this program at December 31, 2002.

LCNB established an Ownership Incentive Plan during 2002 that allows for stock-based awards to eligible employees. The awards may be in the form of stock options, share awards, and/or appreciation rights. The plan provides for the issuance of up to 50,000 shares. No awards have been granted as of December 31, 2002.

The exercise price for stock options granted shall not be less than the fair market value of the stock on the date of grant. Options vest ratably over a five-year period and the maximum term for each grant will be specified by the Board of Directors, but cannot be greater than ten years from the date of grant. In the event of an optionee's death, incapacity, or retirement, all outstanding options held by that optionee shall immediately vest and be exercisable.

Critical Accounting Policies - Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. Management's evaluation of the adequacy of the allowance takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect borrowers' ability to repay, and prior loan loss experience.

Loans are considered impaired when management believes, based on current information and events, it is probable that LCNB will be unable to collect all amounts due according to the contractual terms of the loan agreement. Smaller-balance homogenous loans, including residential mortgage and consumer installment loans, are collectively evaluated for impairment. Larger-balance commercial loans are individually evaluated for impairment. Impaired loans are measured by calculating the present value of expected future cash flows using the loan's effective interest rate or, for collateral-dependent loans, at the fair value of the collateral. A specific allowance is maintained if the estimated value of the loan is less than the carrying amount of the loan.

Based on its evaluations, management believes that the allowance for loan losses will be able to absorb estimated losses inherent in the current loan portfolio.

Recent Accounting Pronouncements

Statement of Financial Standards ("SFAS") No. 147, Acquisitions of Certain Financial Institutions, was issued on October 1, 2002. The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, on July 20, 2001. SFAS No. 147 amended certain provisions of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 147 requires that acquisitions of financial institutions be accounted for in accordance with SFAS No. 141, Business Combinations, if the acquisition meets the definition of a business combination. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill. Existing unidentifiable intangible assets shall continue to be amortized unless the transaction in which the intangible asset arose meets the definition of a business combination. In addition, SFAS No. 147 requires that long-term customer-relationship intangible assets of financial institutions, such as depositor- and borrower-relationship intangible assets and credit-cardholder intangible assets, be subject to the same undiscounted cash flow recoverability tests and impairment loss recognition and measurement provisions that SFAS No. 144 requires for long-term tangible assets and other finite-lived intangible assets that are held and used.

LCNB's intangible assets at December 31, 2002, primarily represent the unamortized intangible asset related to the Company's 1997 acquisition of three branch offices from another bank. Management does not believe its 1997 branch office acquisition meets the definition of a business combination and intends to continue amortizing the intangible over ten years, subject to periodic review for impairment in accordance with SFAS No. 144. At December 31, 2002, the carrying amount of this intangible was $3.1 million, net of accumulated amortization of $2.9 million.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued on November 25, 2002. The Interpretation elaborates on existing disclosure requirements for most guarantees, including loan guarantees such as financial and performance standby letters of credit routinely issued by financial institutions. At the time a guarantor issues a guarantee, the guarantor must recognize an initial liability for the fair value of the obligations it assumes under the guarantee. Normally, the fair value is assumed to be the fee the guarantor receives for issuing the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The provisions of the Interpretation are not expected to have a material effect on LCNB's financial statements.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued by the FASB on December 31, 2002. This statement amends certain sections of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 recommended, but did not require, companies use a fair value based method of accounting for stock-based employee compensation. Under SFAS No. 123, companies electing to adopt the recommended fair value method were required to apply that method prospectively for new stock option awards. SFAS No. 148 provides two additional transition methods, which allows companies to either immediately recognize stock-based employee compensation cost in the year of adoption relating to all activity since 1994, or restate all periods presented in the financial statements to reflect stock-based employee compensation cost for all periods since 1994. SFAS No. 148 also changed disclosure requirements for stock-based compensation.

LCNB adopted an Ownership Incentive Plan during 2002 that allows for stock-based awards to eligible employees, but no awards have been granted as of December 31, 2002. Management believes any effect on the 2003 financial statements will be immaterial.

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


Interest Rate Sensitivity Gap Analysis

A traditional gap analysis provides a point-in-time measurement of the relationship between the amounts of interest rate sensitive assets and liabilities in a given time period. An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If liabilities mature or reprice more quickly or to a greater extent than assets, net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. Conversely, if liabilities mature or reprice more slowly or to a lesser extent than assets, net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. ALCO strives to maintain a range for the relationship of rate sensitive assets to rate sensitive liabilities for gap analysis purposes of from 75 to 125 percent for the one-year and two- to four-year periods. Depending on the interest rate environment, other factors may cause actual results to be outside of this range.

The following table reflects LCNB's gap analysis at December 31, 2002.
The amounts reported in the table are the principal cash flows of rate sensitive assets and liabilities by expected maturity or repricing timeframe. Also presented is the related weighted average interest rate. Fixed rate real estate mortgage loans and mortgage-backed securities are allocated to the various maturity/repricing periods based on contractual maturities adjusted for expected prepayments under the current market interest rate environment. Deposit liabilities without contractual maturities such as NOW and savings accounts are allocated to the various repricing periods based on an analysis of forecasted account run-off that takes into consideration the relatively stable nature of these core deposits. The gap analysis indicates that LCNB's earnings are sensitive to the repricing of assets in the first year, the second through the fourth years, and thereafter. The aggregate ratio of rate sensitive assets to rate sensitive liabilities is 101.60% for the first year and 144.93% for years two through four. With the current relatively low market interest rate environment, management believes the ratios for the one year and two to four year time frames do not expose
LCNB's net interest income to significant risk.

                                               Expected Maturity/Repricing
                                               ---------------------------
                            2003     2004       2005      2006      2007  Thereafter     Total    Fair Value
                                                   (Dollars in thousands)
  ASSETS
Loans: (1)
Fixed rate              $ 26,138    21,488    18,293    15,688    11,277    102,539    195,423     202,038
Average interest rate       8.80%     8.70%     8.56%     8.15%     7.87%      7.74%
Variable rate             77,078    23,962    13,350     3,473     8,539      3,007    129,409     129,409
Average interest rate       5.40%     7.10%     6.79%     7.52%     6.53%      7.89%
Securities available
 for sale (2)             15,451    14,233    21,103    31,766    22,689     27,540    132,782     136,178
Average interest rate (3)   6.00%     6.44%     6.02%     5.56%     5.13%      6.92%
Federal funds sold        11,925         -         -         -         -          -     11,925      11,925
Average interest rate       1.06%        -         -         -         -          -
Total earning assets     130,592    59,683    52,746    50,927    42,505    133,086    469,539     479,550
Average interest rate       5.75%     7.52%     7.10%     6.49%     6.14%      7.57%

  LIABILTIES
NOW and money fund        20,249     3,989     3,989      3,989     3,989    55,467     91,672      91,672
Average interest rate       1.06%     1.05%     1.05%      1.05%     1.05%     1.06%
Savings                   43,251     2,145     2,145      2,145     2,145    61,070    112,901     112,901
Average interest rate       1.53%     1.53%     1.53%      1.53%     1.53%     1.53%
IRA's
   Fixed rate              5,633     4,669     5,177      3,704    10,549       942     30,674      33,109
   Average interest
    rate                    3.61%     4.32%     5.98%      4.66%     4.75%     6.40%
   Variable rate           4,867     2,434         -          -         -         -      7,301       7,301
   Average interest
    rate                    1.64%     1.64%        -          -          -        -
CD's over $100,000         9,799     9,376     3,803      3,898      2,845        -     29,721      29,827
Average interest rate       3.25%     4.09%     4.54%      4.48%      4.73%       -
CD's under $100,000       42,685    32,921    12,711     11,426     11,076      211    111,030     115,912
Average interest rate       2.89%     3.80%     4.80%      4.36%      4.78%    6.33%


Long term debt             2,056     2,060        64      2,067          6        -      6,253       6,545
Average interest rate       3.68%     4.45%     6.00%      5.55%      6.00%       -
Total interest-bearing
 liabilities             128,540    57,594    27,889     27,229     30,610  117,690    389,552     397,267
Average interest rate       2.17%     3.55%     4.20%      3.80%      4.05%    1.36%

Period gap              $  2,052     2,089    24,857     23,698     11,895   15,396
Cumulative gap          $  2,052     4,141    28,998     52,696     64,591   79,987

Ratio of rate sensitive assets to rate sensitive liabilities:
     First twelve months              101.60%
     Years two through four           144.93%
     Thereafter                       113.08%

  (1)  Excludes adjustments for allowance for loan losses.
  (2)  At amortized cost.
  (3)  Rates for tax-exempt securities are adjusted to a taxable equivalent rate.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements required by this item are incorporated herein by reference to pages 15 through 24 of the Registrants 2002 LCNB Corp. Annual Report attached to this filing as Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures. - None

PART III

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 15, 2003, dated March 10, 2003, are incorporated by reference into Part III.



Item 10. Directors and Executive Officers of the Registrant

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 10, 2003), relating to "Directors and Executive Officers of the Registrant", is incorporated herein by reference.



Item 11. Executive Compensation

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 10, 2003), relating to "Compensation of Directors and Executive Officers", is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 10, 2003), relating to "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 10, 2003), relating to "Certain
Relationships and Related Transactions", is incorporated herein by Reference.


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

PART IV


Item 15. Exhibits, Financial Statements and Reports on 8-K

   1.  Financial Statements

       INDEPENDENT AUDITOR'S REPORT
       FINANCIAL STATEMENTS
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

   2.  Financial Statement Schedules

       None

   3.  Exhibits required by Item 601 Regulation S-K.

    (a)Exhibit No.            Exhibit Description
       ----------             -------------------
           3.1       Articles of Incorporation of LCNB Corp.(1)
           3.2	   Code of Regulations of LCNB Corp.(2)

          10         Material Contracts:
                        LCNB Corp. Ownership Incentive Plan (3)

          13         Portions of LCNB Corp. 2002 Annual Report (pages 2-3
                     and 15-24)

          21         LCNB Corp. Subsidiaries

          99 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

          (1) Incorporated by reference to Registrant's 1999 Form 10-K,
              Exhibit 3.1.
          (2) Incorporated by reference to Registrant's Registration Statement on Form S-4, Exhibit 3.2, Registration
              No. 333-70913.
          (3) Incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A.

    (b)Reports on Form 8-K

       There were no Form 8-Ks filed with the SEC during the fourth quarter of 2002.

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

                                 March 3, 2003

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



/s/Steve P. Foster                              /s/James B. Miller
---------------------                           ---------------------
Steve P. Foster                                 James B. Miller
Executive Vice President                        Director
And Chief Financial Officer                     March 3, 2003
March 3, 2003


/s/David S. Beckett                             /s/Corwin M. Nixon
---------------------                           ---------------------
David S. Beckett                                Corwin M. Nixon
Director                                        Director
March 3, 2003                                   March 3, 2003


/s/Robert C. Cropper                            /s/Kathleen Porter Stolle
---------------------                           -------------------------
Robert C. Cropper                               Kathleen Porter Stolle
Director                                        Director
March 3, 2003                                   March 3, 2003


/s/William H. Kaufman                           /s/Howard E. Wilson
---------------------                           ----------------------
William H. Kaufman                              Howard E. Wilson
Director                                        Director
March 3, 2003                                   March 3, 2003



/s/George L. Leasure                            /s/Marvin E. Young
---------------------                           ----------------------
George L. Leasure                               Marvin E. Young
Director                                        Director
March 3, 2003                                   March 3, 2003

                           CERTIFICATIONS

In connection with the Annual Report of LCNB Corp. on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen P. Wilson, President and Chief Executive Officer of LCNB Corp., certify, that:

     (1)  I have reviewed this annual report on Form 10-K of LCNB Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) LCNB Corp.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for LCNB Corp. and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to LCNB Corp., including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


(6) LCNB Corp.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Stephen P. Wilson
-------------------------------------
Stephen P. Wilson
President and Chief Executive Officer
March 3, 2003

                            CERTIFICATIONS

In connection with the Annual Report of LCNB Corp. on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve P. Foster, Executive Vice President and Chief Financial Officer of LCNB Corp., certify, that:

     (1)  I have reviewed this annual report on Form 10-K of LCNB Corp.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) LCNB Corp.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for LCNB Corp. and we have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to LCNB Corp., including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the annual report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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



     (6) LCNB Corp.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Steve P. Foster
----------------------------
Steve P. Foster
Executive Vice President and
Chief Financial Officer
March 3, 2003