Form 10-Q
period 2003-03-31
LCNB CORP
filed 2003-04-30
CIK 1074902

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 2003

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

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of April 29, 2003, was 1,719,727 shares.

                                   LCNB Corp.

INDEX


                                                                        Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Balance Sheets -
                 March 31, 2003, and December 31, 2002 . . . . . . . . .1

               Consolidated Statements of Income -
                 Three Months Ended March 31, 2003
                 and 2002. . . . . . . . . . . . . . . . . . . . . . . .2

               Consolidated Statements of Shareholders' Equity -
                 Three Months Ended March 31, 2003 and 2002. . . . . . .3

               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2003 and 2002. . . . . . .4

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

      Item 4.  Submission of Matters to a Vote of Security Holders . . .23

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .23

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .23

                        Part I - Financial Information
Item 1.  Financial Statements

                          LCNB Corp. and Subsidiaries
                          Consolidated Balance Sheets
                                  (thousands)
                                                March 31,      December 31,
                                                  2003            2002
                                               (unaudited)         (a)
ASSETS:
 Cash and due from banks                       $ 15,384           13,679
 Federal funds sold                              12,000           11,925
                                                -------          -------
     Total cash and cash equivalents             27,384           25,604
                                                -------          -------

 Securities available for sale, at
   market value                                 141,169          136,178
 Federal Reserve Bank stock and
   Federal Home Loan Bank stock, at cost          2,893            2,871

 Loans                                          320,193          324,832
   Less-allowance for loan losses                 2,000            2,000
                                                -------          -------
   Net loans                                    318,193          322,832
                                                -------          -------

 Premises and equipment, net                     11,633           11,688
 Intangible assets                                3,066            3,121
 Other assets                                     4,834            4,457
                                                -------          -------
     TOTAL ASSETS                              $509,172          506,751
                                                =======          =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                          $ 60,774           58,921
  Interest-bearing                              384,582          383,299
                                                -------          -------
    Total deposits                              445,356          442,220
 Long-term debt                                   6,239            6,253
 Accrued interest and other liabilities           4,480            6,348
                                                -------          -------
     TOTAL LIABILITIES                          456,075          454,821
                                                -------          -------
SHAREHOLDERS' EQUITY:
 Common stock, no par value,
  authorized 4,000,000 shares; issued
  and outstanding 1,775,942 shares               10,560           10,560
 Surplus                                         10,553           10,553
 Retained earnings                               31,471           30,768
 Treasury shares at cost,
  55,749 and 54,917 shares at
  March 31, 2003 and December 31,
  2002, respectively                             (2,236)          (2,193)
 Accumulated other comprehensive
  income, net of taxes                            2,749            2,242
                                                -------          -------
     TOTAL SHAREHOLDERS' EQUITY                  53,097           51,930
                                                -------          -------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $509,172          506,751
                                                =======          =======

(a) Financial information as of December 31, 2002, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                    -1-

                            LCNB Corp. and Subsidiaries
                         Consolidated Statements of Income
                        (In thousands except per share data)
                                    (unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                   2003          2002
INTEREST INCOME:
 Interest and fees on loans                     $ 5,769         6,228
 Dividends on Federal Reserve Bank and
  Federal Home Loan Bank stock                       22            24
 Interest on investment securities-
  Taxable                                           753           652
  Non-taxable                                       533           407
 Other short-term investments                        40            95
                                                  -----         -----
    TOTAL INTEREST INCOME                         7,117         7,406
                                                  -----         -----
INTEREST EXPENSE:
 Interest on deposits                             2,251         2,516
 Interest on short-term borrowings                    2             4
 Interest on long-term borrowings                    71           185
                                                  -----         -----
    TOTAL INTEREST EXPENSE                        2,324         2,705
                                                  -----         -----
    NET INTEREST INCOME                           4,793         4,701
PROVISION FOR LOAN LOSSES                           118            54
                                                  -----         -----
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                    4,675         4,647
                                                  -----         -----
NON-INTEREST INCOME:
 Trust income                                       255           301
 Service charges and fees                           637           579
 Net gain on sale of securities                       -             9
 Insurance agency income                            361           251
 Gains from sales of mortgage loans                 227            26
 Other operating income                              35            35
                                                  -----         -----
    TOTAL NON-INTEREST INCOME                     1,515         1,201
                                                  -----         -----
NON-INTEREST EXPENSE:
 Salaries and wages                               1,704         1,615
 Pension and other employee benefits                484           477
 Equipment expenses                                 232           156
 Occupancy expense - net                            281           248
 State franchise tax                                117           141
 Marketing                                          107            83
 Intangible amortization                            150           149
 ATM expense                                         69           100
 Other non-interest expense                         791           754
                                                  -----         -----
    TOTAL NON-INTEREST EXPENSE                    3,935         3,723
                                                  -----         -----

    INCOME BEFORE INCOME TAXES                    2,255         2,125
PROVISION FOR INCOME TAXES                          649           599
                                                  -----         -----
      NET INCOME                                $ 1,606         1,526
                                                  =====         =====

Dividends declared per common share             $   .525          .50

Earnings per common share:
  Basic                                         $   .93           .88
  Diluted                                           .93           .88

Average shares outstanding (000's):
  Basic                                           1,721         1,732
  Diluted                                         1,721         1,732

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

                                    -2-

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Shareholders' Equity
                                       (thousands)
                                       (unaudited)
                                                                 Accumulated
                                                                    Other          Total
                            Common           Retained  Treasury  Comprehensive  Shareholders'  Comprehensive
                            Shares  Surplus  Earnings   Shares      Income         Equity          Income

Balance January 1, 2002   $10,560   10,553    27,714     (516)     1,196         49,507

Net income                                     1,526                              1,526          1,526

Net unrealized loss on
 available-for-sale securities
 (net of tax benefit of $99)                                        (193)          (193)          (193)

Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 taxes of $3)                                                         (6)            (6)            (6)
                                                                                                 -----
Total comprehensive income                                                                     $ 1,327
                                                                                                 =====
Treasury shares purchased                              (1,677)                   (1,677)

Cash dividends declared-
 $0.50 per share                                (860)                              (860)
                           ------   ------    ------    -----     ------         ------
Balance March 31, 2002    $10,560   10,553    28,380   (2,193)       997         48,297
                           ======   ======    ======    =====     ======         ======





Balance January 1, 2003   $10,560   10,553    30,768   (2,193)     2,242         51,930

Net income                                     1,606                              1,606          1,606

Net unrealized gain on
 available-for-sale securities
 (net of taxes of $261)                                              507            507            507
                                                                                                 -----
Total comprehensive income                                                                     $ 2,113
                                                                                                 =====
Treasury shares purchased                                 (43)                      (43)

Cash dividends declared-
 $0.525 per share                               (903)                              (903)

                           ------   ------    ------    -----     ------         ------
Balance March 31, 2003    $10,560   10,553    31,471   (2,236)     2,749         53,097
                           ======   ======    ======    =====     ======         ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (thousands)
                                 (unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                           2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 1,606       1,526
  Adjustments to reconcile net income to net cash
   Provided by operating activities -
    Depreciation, amortization and accretion                 749         631
    Provision for loan losses                                118          54
    Realized gain on sales of securities
      available for sale                                       -          (9)
    Origination of mortgage loans for sale                (9,725)     (2,271)
    Proceeds from sales of mortgage loans                  9,855       2,287
    (Increase) decrease in income receivable                (148)        (90)
    (Increase) decrease in other assets                     (459)       (304)
    Increase (decrease) in other liabilities                 471        (228)
                                                          ------      ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          2,467       1,596
                                                          ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale          -       5,942
 Proceeds from maturities of securities available
  for sale                                                 9,803       2,179
 Purchases of securities available for sale              (14,332)     (9,476)
 Net decrease (increase) in loans                          4,467       4,849
 Purchases of premises and equipment                        (183)       (192)
                                                          ------      ------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (245)      3,302
                                                          ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                    3,136       3,221
 Net change in short-term borrowings                      (2,618)      1,513
 Principal payments on long-term debt                        (14)        (13)
 Cash dividends paid                                        (903)       (860)
 Purchases of treasury shares                                (43)     (1,677)
                                                          ------      ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              (442)      2,184
                                                          ------      ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               1,780       7,082

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          25,604      34,236
                                                          ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $27,384      41,318
                                                          ======      ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 2,306       2,935
 Income taxes                                                  -           -

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

Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2002 Form 10-K filed with the Securities and Exchange Commission.

The financial information presented on pages one through nine of this Form 10-Q has been subject to a review by J.D. Cloud & Co. L.L.P., the Company's independent certified public accountants, as described in their report on page ten.


NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is adjusted for the dilutive effects of stock options.
The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.

                           LCNB Corp. and Subsidiaries
                  Notes to the Consolidated Financial Statements
                                 (Unaudited)
                                 (Continued)

NOTE 3 - LOANS
Major classifications of loans at March 31, 2003 and December 31, 2002 are as follows (thousands):

                                               March 31,    December 31,
                                                 2003          2002
                                               --------     -----------
  Commercial and industrial                    $ 27,504       35,198
  Commercial, secured by real estate             92,935       80,882
  Residential real estate                       144,717      151,502
  Consumer, excluding credit card                49,473       51,184
  Agricultural                                    1,233        1,314
  Credit card                                     2,577        2,689
  Other loans                                        44           57
  Lease financing                                 1,006        1,256
                                                -------      -------
                                                319,489      324,082
  Deferred net origination costs                    704          750
                                                -------      -------
                                                320,193      324,832
  Allowance for loan losses                      (2,000)      (2,000)
                                                -------      -------
  Loans - net                                  $318,193      322,832
                                                =======      =======

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets. The unpaid principal balances of those loans at March 31, 2003 and December 31, 2002 were $42,640,000 and $36,592,000, respectively. Loans sold to the FHLMC during the quarters ended March 31, 2003 and 2002 totaled $9,725,000 and $2,271,000, respectively.

Mortgage servicing rights on originated mortgage loans that have been sold are capitalized by allocating the total cost of the loans between mortgage servicing rights and the loans based on their relative fair values. Approximately $96,000 in mortgage servicing rights were capitalized during the quarter ended March 31, 2003 and are being amortized to loan servicing income in proportion to and over the period of estimated servicing income.

                           LCNB Corp. and Subsidiaries
                  Notes to the Consolidated Financial Statements
                                 (Unaudited)
                                 (Continued)

NOTE 3 - LOANS (continued)
Changes in the allowance for loan losses were as follows (thousands):

                                               March 31,     March 31,
                                                 2003          2002
                                               ---------     ---------
  Balance - beginning of year                   $2,000        2,000
  Provision for loan losses                        118           54
  Charge offs                                     (138)         (68)
  Recoveries                                        20           14
                                                 -----        -----
  Balance - end of period                       $2,000        2,000
                                                 =====        =====

There were no nonaccrual loans at March 31, 2003 or December 31, 2002.


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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2003 and December 31, 2002 were as follows (thousands):

                                               March 31,    December 31,
                                                 2003          2002
                                               ---------     ---------
  Commitments to extend credit                  $75,302       69,521
  Standby letters of credit                       6,606        6,938

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At March 31, 2003 and December 31, 2002, outstanding guarantees of $1,716,000 and $2,048,000, respectively, were issued to developers and contractors. These guarantees generally expire within one year and are fully secured. In addition, LCNB has an approximate $5 million participation at March 31, 2003 and December 31, 2002 in a letter of credit securing payment of principal and interest on a bond issue. This letter of credit will expire July 15, 2005, and is secured by an assignment of rents and the underlying real property.

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

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)


NOTE 5 - STOCK OPTIONS
LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees. The awards may be in the form of stock options, share awards, and/or appreciation rights. The Plan provides for the issuance of up to 50,000 shares. No awards were granted during 2002. Stock options for 2,764 shares were granted to key executive officers of LCNB during the first quarter, 2003.

LCNB accounts for the Plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro-forma effect on net income and earnings per share if LCNB had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation was not material. Because this is the first quarter stock options were outstanding, this quarter's pro-forma effect is not indicative of the pro-forma effect on future quarters and years.

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio


We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2002 (presented herein), and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects.




                                      /s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
April 14, 2003

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


RESULTS OF OPERATIONS
LCNB earned $1,606,000 for the three months ended March 31, 2003, which was $80,000 or 5.24% greater than the $1,526,000 earned during the three months ended March 31, 2002. Basic earnings per share were $0.93 for the first quarter of 2003, compared with $0.88 per share earned in the first quarter of 2002. Annualized performance ratios for the 2003 period included a return on average assets of 1.28% and a return on average equity of 12.36%, compared with 1.29% and 12.59%, respectively, for the comparable period in 2002. Return on average assets and average equity decreased despite the growth in earnings due to growth in average assets and average equity.

NET INTEREST INCOME
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities. The following table presents, for the first quarter of 2003 and 2002, average balances for the different types of interest earning assets and interest bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

                                      Three Months Ended
                                           March 31,
                                    -----------------------
                                      2003            2002
                                     (Dollars in thousands)
Interest-earning Assets:
  Average balance (1)               $476,746        448,018
  Interest income (2)                  7,397          7,622
  Average rate                          6.29%          6.90%

Interest-bearing Liabilities:
  Average balance                    390,856        370,821
  Interest expense                     2,324          2,705
  Average rate                          2.41%          2.96%

Net interest income                    5,073          4,917

Net interest margin on a
  taxable equivalent basis (3)          4.32%          4.45%

  (1)  Includes nonaccrual loans, if any.
  (2) Income from tax-exempt loans and investment securities is included in interest income on a taxable equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
  (3) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

The following table presents the changes in interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2003 and 2002. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

                                         Three Months Ended
                                              March 31,
                                           2003  vs.  2002
                                     --------------------------
                                     Increase (decrease) due to
                                     --------------------------
                                     Volume     Rate     Total
                                           (In thousands)

 Interest Earning Assets
  Loans                             $  39      (499)     (460)
  Federal funds sold                  (34)      (21)      (55)
  Federal Home Loan Bank stock          1        (3)       (2)
  Investment securities
   Taxable                            212      (111)      101
   Nontaxable                         236       (45)      191
                                      ---     -----     -----
    Total interest income             454      (679)     (225)

 Interest Bearing Liabilities
  Deposits                            178      (443)     (265)
  Short-term borrowings                (2)        -        (2)
  Long-term debt                      (76)      (38)     (114)
                                      ---     -----     -----
    Total interest expense            100      (481)     (381)
                                      ---     -----     -----
      Net interest income            $354      (198)      156
                                      ===     =====     =====

Net interest income on a fully tax equivalent basis for the first quarter of 2003 totaled $5,073,000, an increase of $156,000 from the first quarter of 2002. Total interest expense decreased $381,000, partially offset by a decrease in total interest income of $225,000. The decreases in both interest income and expense were primarily a result of decreases in the average rate earned on loans and investments and the average rate paid for deposits and borrowings. The rate decreases reflect a 525 basis point (a basis point equals 0.01%) decrease in the intended federal funds rate, as set by the Federal Reserve Board, during 2001 and 2002.

The net interest margin (net interest income divided by average total earning assets) is a measure of the revenue generated by a financial institution's earning assets, after deducting interest expense. The net interest margin for the first quarter of 2003 was 4.32%, as compared to 4.45% for the first quarter, 2002. The net interest margin decreased because rates earned on loans and other investments decreased more rapidly than rates paid for deposits and other borrowings.

The decrease in total interest income was primarily due to a 61 basis point decrease in the average rate on earning assets, from 6.90% for the first quarter of 2002 to 6.29% for the first quarter of 2003. This decrease was partially offset by a $28.7 million increase in average total earning assets. Average investment securities increased $37.3 million while average federal funds sold, which had an average interest rate of only 1.14% during the first quarter, 2003, decreased $10.7 million as funds were reallocated the higher earning investment portfolio. The balance of the increase in investments securities was funded from deposit growth.

Average loans increased $2.0 million in the first quarter, 2003 as compared to the first quarter, 2002 primarily due to a $10.1 million increase in average commercial loans and an $8.5 million increase in average home equity line of credit loans, offset by an $18.3 million decrease in real estate mortgage loans. Real estate mortgage loans decreased because of payoffs from loan refinances and sales of most new fixed-rate loans to the Federal Home Loan Mortgage Corporation ("FHLMC").

The decrease in total interest expense was due to a 55 basis point decrease in the average liability rate, slightly offset by a $20.0 million increase in average interest-bearing liabilities. Average interest-bearing deposits increased $26.6 million, while average long-term debt decreased $6.1 million. The deposit increase was primarily in the regular savings product, reflecting customer preference for highly liquid, short-term investment products during the current rate cycle. The $6.1 million decrease in long-term debt reflects the maturation of a $2.0 million Federal Home Loan Bank advance in June, 2002, and the early payoff of two other advances totaling $4.0 million during August, 2002.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                  Quarter Ended March 31,
                                                    2003         2002
                                                       (thousands)
 Balance, beginning of period                     $ 2,000       2,000

  Charge-offs                                        (138)        (68)
  Recoveries                                           20          14
                                                    -----       -----
  Net charge-offs                                    (118)        (54)
                                                    -----       -----
 Provision for loan losses                            118          54
                                                    -----       -----
 Balance, end of period                           $ 2,000       2,000
                                                    =====       =====


The $70,000 increase in charge-offs was in the installment loan category.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of LCNB at the dates indicated:

                                        March 31,      December 31,
                                          2003            2002
                                     -------------     ----------
                                               (thousands)
Loans accounted for on
 non-accrual basis                        $  -              -
Accruing loans which are
 past due 90 days or more                  548            232
Renegotiated loans                           -              -
                                           ---            ---
     Total                                $548            232
                                           ===            ===

The increase in accruing loans past due 90 days or more is due to one loan secured by a mortgage on land.

NON-INTEREST INCOME

Non-interest income increased $314,000 or 26.1% during the first quarter of 2003 as compared to the first quarter of 2002. Service charges and fees increased $58,000 or 10.0% primarily due to pricing adjustments for non-sufficient fund fees and to an increase in the number of non-sufficient fund charges. Insurance agency income increased $110,000 or 43.8% compared to the first quarter of 2002 due to a $55,000 increase in contingency commissions recognized during 2003 and to commissions received on new and renewing policies. Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience. Gains from sales of mortgage loans increased $201,000 due to an increase in the volume of loans sold during the first quarter of 2003 as compared to the first quarter of 2002.

Partially offsetting the increases listed above was a $46,000 or 15.3% decrease in trust income for the first quarter of 2003 compared to the same period in 2002. Total trust assets under management at March 31, 2003 were $9.9 million greater than at March 31, 2002, but the mix of assets has changed enough to create the decrease in income.


NON-INTEREST EXPENSE

Total non-interest expense increased $212,000 or 5.7% during the first quarter, 2003 compared with the first quarter, 2002. Salaries and wages increased $89,000 or 5.5% primarily due to routine salary and wage increases. Equipment expense increased $76,000 or 48.7% primarily due to the rental costs for a new phone system installed during 2002 and to depreciation charges on new furniture and computer hardware and software purchased during 2002. Occupancy expense increased $33,000 or 13.3% primarily due to $31,000 in snow removal and salt application costs paid during the first quarter, 2003. Partially offsetting these increases was a $31,000 decrease in ATM expenses caused by a change in the ATM transaction processor.

FINANCIAL CONDITION

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                   CONDENSED AVERAGE QUARTERLY BALANCE SHEETS
                                   ------------------------------------------
                                     March 31,   December 31,   September 30,
                                       2003         2002           2002
                                                 (thousands)
ASSETS
 Interest-earning:
  Federal funds sold                $ 14,246       21,877         17,169
  Investment securities              137,834      130,460        123,186
  Loans                              324,666      328,505        332,638
                                     -------      -------        -------
    Total interest-earning assets    476,746      480,842        472,993

Noninterest-earning:
  Cash and due from banks             14,065       13,992         13,619
  All other assets                    19,058       19,163         19,458
  Allowance for credit losses         (2,005)      (2,001)        (2,001)
                                     -------      -------        -------
       Total assets                 $507,864      511,996        504,069
                                     =======      =======        =======
LIABILITIES
 Interest bearing:
  Interest-bearing deposits         $383,986      389,117        380,957
  Short-term borrowings                  624        1,089          1,078
  Long-term debt                       6,246        6,260          8,708
                                     -------      -------        -------
    Total interest-bearing
     liabilities                     390,856      396,466        390,743

Noninterest-bearing:
  Noninterest-bearing deposits        61,194       60,457         59,415
  All other liabilities                3,141        3,443          3,128
                                     -------      -------        -------
       Total liabilities             455,191      460,366        453,286

SHAREHOLDERS' EQUITY                  52,673       51,630         50,783
                                     -------      -------        -------
       Total liabilities and
        shareholders' equity        $507,864      511,996        504,069
                                     =======      =======        =======

                                    -17-

March 31, 2003 vs. December 31, 2002. Total average interest-earning assets decreased $4.1 million when comparing the quarter ended March 31, 2003 to the quarter ended December 31,2002. Securities available for sale increased $7.4 million, while federal funds sold decreased $7.6 million. During the quarter funds were re-allocated from federal funds to the higher-earning investment securities portfolio. Loans decreased $3.8 million on an average basis because of refinance activity and the sale of most new fixed-rate loans in the secondary market.

Total average interest-bearing liabilities decreased $5.6 million when comparing the March 31 and December 31 quarters. Most of the decrease was in interest-bearing deposits, which decreased $5.1 million on an average basis. Most of the decrease was in prime savings and certificates of deposit accounts, partially offset by growth in regular savings accounts, which grew $13.5 million on an average basis.

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

                                        March 31,      December 31,
                                          2003            2002
                                       ----------      ----------
                                              (thousands)
Total consolidated assets
  as reported on the balance sheet     $509,172          506,751
Assets managed by the
  Trust Department *                    119,012          119,263
Mortgage loans serviced for others       42,640           36,592
Business cash management *               18,688           16,668
Brokerage accounts *                      5,125            3,639
                                        -------          -------
Total assets managed                   $694,637          682,913
                                        =======          =======

*  at fair market value


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

                                              At                At
                                           March 31,       December 31,
                                             2003              2002
                                             (Dollars in thousands)
Regulatory Capital:
 Shareholders' equity                     $ 53,097            51,930
 Goodwill and other intangibles             (3,066)           (3,121)
 Net unrealized securities gains            (2,749)           (2,242)
                                            ------            ------
   Tier 1 risk-based capital                47,282            46,567

 Eligible allowance for loan losses          2,000             2,000
                                            ------            ------
  Total risk-based capital                $ 49,282            48,567
                                            ======            ======
Capital Ratios:
 Total risk-based                            15.46%            15.36%
 Tier 1 risk-based                           14.83%            14.73%
 Tier 1 leverage                              9.43%             9.21%

Minimum Required Capital Ratios:
 Total risk-based                             8.00%             8.00%
 Tier 1 risk-based                            4.00%             4.00%
 Tier 1 leverage                              3.00%             3.00%


On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue. The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program." LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker. Through March 31, 2003, 8,397 shares had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time. Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices. A total of 46,897 shares had been purchased under this program at March 31, 2003.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash, federal funds sold and securities available for sale. At March 31, 2003, LCNB liquid assets amounted to $168.6 million or 33.1% of total assets, an increase from $161.8 million or 31.9% at December 31, 2002.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's primary market area. LCNB does not solicit brokered deposits as a funding source. The liquidity of LCNB is enhanced by the fact that 90.2% of total deposits at March 31, 2003 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

For a discussion of LCNB's asset and liability management policies and gap analysis for the year ended December 31, 2002 see Item 7A, Quantitative and Qualitative Disclosures about Market Risks, in the recently filed Form 10-K for the year ended December 31, 2002. There have been no material changes in LCNB's market risks, which for LCNB is primarily interest rate risk.


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

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K


   (a)  Exhibits

Exhibit No.         Title
  99.1              Certification of Chief Executive Officer
                    under Section 302 of the Sarbanes-Oxley
                    Act of 2002.

  99.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley
                    Act of 2002.

  99.3 Certification of Chief Executive Officer and Chief Financial Officer under Section
                    906 of the Sarbanes-Oxley Act of 2002.


   (b)  Reports on Form 8-K
        LCNB filed a report on Form 8-K on January 15, 2003 to announce earnings for the year ended December 31, 2002.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LCNB Corp.
Registrant



/s/ Stephen P. Wilson                /s/Steve P. Foster
-------------------------            -------------------------
Stephen P. Wilson                    Steve P. Foster
President, CEO & Chairman            Executive Vice President
of the Board of Directors            and Chief Financial Officer
April 30, 2003                       April 30, 2003

                                                                  Exhibit 99.1

                       CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen P. Wilson, President and Chief Executive Officer of LCNB Corp., certify, that:

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



/s/ Stephen P. Wilson
-------------------------------------
Stephen P. Wilson
President and Chief Executive Officer
April 30, 2003

                                                                  Exhibit 99.2

                            CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve P. Foster, Executive Vice President and Chief Financial Officer of LCNB Corp., certify, that:

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



/s/ Steve P. Foster
----------------------------
Steve P. Foster
Executive Vice President and
Chief Financial Officer
April 30, 2003

                                                                  Exhibit 99.3


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LCNB Corp. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Stephen P. Wilson, Chief Executive Officer, and Steve P. Foster, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or
      15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Stephen P. Wilson               /s/ Steve P. Foster
-----------------------             -----------------------
Stephen P. Wilson                   Steve P. Foster
Chief Executive Officer             Chief Financial Officer


Date: April 30, 2003