Form 10-Q
period 2003-06-30
LCNB CORP
filed 2003-08-05
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

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

                             Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of August 4, 2003, was 1,715,327 shares.

                                  LCNB Corp.
                                   INDEX

                                                                   Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets -
               June 30, 2003, and December 31, 2002  . . . . . . . . . 1

              Consolidated Statements of Income -
               Three and Six Months Ended June 30, 2003 and 2002 . . . 2

              Consolidated Statements of Comprehensive Income -
               Three and Six Months Ended June 30, 2003 and 2002 . . . 3

              Consolidated Statements of Shareholders' Equity -
               Six Months Ended June 30, 2003 and 2002 . . . . . . . . 4

              Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2003 and 2002 . . . . . . . . 5

              Notes to Consolidated Financial Statements . . . . .  6-10

              Independent Accountants' Review Report . . . . . . . .  11

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . 12-23

Item 3.  Quantitative and Qualitative Disclosures
          about Market Risks . . . . . . . . . . . . . . . . . . . .  24

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . .  24


Part II.  Other Information

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 25

      Item 2.  Changes in Securities and Use of Proceeds  . . . . . . 25

      Item 3.  Defaults by the Company on its Senior Securities . . . 25

      Item 4.  Submission of Matters to a Vote of Security Holders. . 25

      Item 5.  Other Information  . . . . . . . . . . . . . . . . . . 25

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 26

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Part I - Financial Information
Item 1.  Financial Statements

                             LCNB Corp. and Subsidiaries
                            Consolidated Balance Sheets
                                    (thousands)
                                                  June 30,    December 31,
                                                    2003          2002
                                                (unaudited)        (a)
ASSETS:
 Cash and due from banks                          $ 17,228        13,679
 Federal funds sold                                  9,325        11,925
                                                   -------       -------
   Total cash and cash equivalents                  26,553        25,604
                                                   -------       -------

 Securities available for sale, at
   market value                                    151,522       136,178
 Federal Reserve Bank stock and
   Federal Home Loan Bank stock, at cost             2,916         2,871

 Loans                                             320,978       324,832
   Less-allowance for loan losses                    2,003         2,000
                                                   -------       -------
   Net loans                                       318,975       322,832
                                                   -------       -------

 Premises and equipment, net                        11,861        11,688
 Intangible assets                                   3,030         3,121
 Other assets                                        4,499         4,457
                                                   -------       -------
     TOTAL ASSETS                                 $519,356       506,751
                                                   =======       =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                             $ 62,727        58,921
  Interest-bearing                                 389,234       383,299
                                                   -------       -------
   Total deposits                                  451,961       442,220
 Long-term debt                                      6,225         6,253
 Accrued interest and other liabilities              6,720         6,348
                                                   -------       -------
     TOTAL LIABILITIES                             464,906       454,821
                                                   -------       -------

SHAREHOLDERS' EQUITY:
 Common stock-no par value,
  authorized 4,000,000 shares; issued
  and outstanding 1,775,942 shares                  10,560        10,560
 Surplus                                            10,553        10,553
 Retained earnings                                  32,267        30,768
 Treasury shares, at cost,
  59,415 and 54,917 shares at June 30, 2003
  and December 31, 2002, respectively               (2,433)       (2,193)
 Accumulated other comprehensive
  income, net of taxes                               3,503         2,242
                                                   -------       -------
     TOTAL SHAREHOLDERS' EQUITY                     54,450        51,930
                                                   -------       -------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                       $519,356       506,751
                                                   =======       =======

(a) Financial information as of December 31, 2002, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                LCNB Corp. and Subsidiaries
                             Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)
                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    ------------------      ----------------
                                      2003       2002        2003       2002
INTEREST INCOME:
 Interest and fees on loans          $5,539      6,198      11,308     12,426
 Dividends on Federal Reserve Bank
   and Federal Home Loan Bank stock      42         44          64         68
 Interest on investment securities-
  Taxable                               751        763       1,504      1,415
  Non-taxable                           530        431       1,063        838
 Other short-term investments            52         93          92        188
                                      -----      -----      ------     ------
     TOTAL INTEREST INCOME            6,914      7,529      14,031     14,935
                                      -----      -----      ------     ------
INTEREST EXPENSE:
 Interest on deposits                 2,260      2,544       4,511      5,060
 Interest on short-term borrowings        1          3           3          7
 Interest on long-term borrowings        68        174         139        359
                                      -----      -----      ------     ------
     TOTAL INTEREST EXPENSE           2,329      2,721       4,653      5,426
                                      -----      -----      ------     ------
     NET INTEREST INCOME              4,585      4,808       9,378      9,509
PROVISION FOR LOAN LOSSES                99         71         217        125
                                      ------     -----      ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       4,486      4,737       9,161      9,384
                                      -----      -----      ------     ------
NON-INTEREST INCOME:
 Trust income                           234        230         489        531
 Service charges and fees               702        600       1,339      1,179
 Net gain on sale of securities           -         12           -         21
 Insurance agency income                399        273         760        524
 Gains from sales of mortgage loans     275          8         502         34
 Other operating income                  30         31          65         66
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST INCOME        1,640      1,154       3,155      2,355
                                      -----      -----      ------     ------

NON-INTEREST EXPENSE:
 Salaries and wages                   1,707      1,624       3,411      3,239
 Pension and other employee benefits    412        408         896        885
 Equipment expenses                     254        159         486        315
 Occupancy expense, net                 268        265         549        513
 State franchise tax                    146        131         263        272
 Marketing                               53        117         160        200
 Intangible amortization                152        152         302        301
 ATM expense                             74        114         143        214
 Other non-interest expenses            809        726       1,600      1,480
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST EXPENSE       3,875      3,696       7,810      7,419
                                      -----      -----      ------     ------
     INCOME BEFORE INCOME TAXES       2,251      2,195       4,506      4,320
PROVISION FOR INCOME TAXES              553        619       1,202      1,218
                                      -----      -----      ------     ------
     NET INCOME                      $1,698      1,576       3,304      3,102
                                      =====      =====      ======     ======

Dividends declared per common share  $0.525       0.50        1.05       1.00

Earnings per common share:
  Basic                              $ 0.99       0.92        1.92       1.80
  Diluted                              0.99       0.92        1.92       1.80

Average shares outstanding (000's):
  Basic                               1,719      1,721       1,720      1,727
  Diluted                             1,719      1,721       1,720      1,727


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                LCNB Corp. and Subsidiaries
                     Consolidated Statements of Comprehensive Income
                           (In thousands except per share data)
                                       (unaudited)
                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    ------------------      ----------------
                                      2003       2002        2003       2002
Net income                            1,698      1,576       3,304      3,102

Other comprehensive income:
 Net unrealized gain on
  available-for-sale securities
  (net of taxes of $388, $593,
  $649, and $494 for the
  respective periods)                   754      1,152       1,261        959

 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  taxes of $4 and $7 for the three
  and six months ended June 30, 2002      -         (8)          -        (14)
                                      -----      -----       -----      -----
Total comprehensive income            2,452      2,720       4,565      4,047
                                      =====      =====       =====      =====

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Shareholders' Equity
                                      (thousands)
                                      (unaudited)
                                                                  Accumulated
                                                                    Other          Total
                               Common           Retained  Treasury Comprehensive  Shareholders'
                               Shares  Surplus  Earnings    Shares    Income        Equity
Balance January 1,2002       $10,560    10,553    27,714      (516)   1,196         49,507

 Net income                                        3,102                             3,102

 Change in estimated fair value
  of securities available-for-
  sale, net of tax and
  reclassification adjustment                                           945            945

Treasury shares purchased                                   (1,677)                 (1,677)

Cash dividends declared -
 $1.00 per share                                  (1,721)                           (1,721)

                              ------    ------    ------    ------   ------         ------
Balance June 30, 2002        $10,560    10,553    29,095    (2,193)   2,141         50,156
                              ======    ======    ======    ======   ======         ======

Balance January 1,2003       $10,560    10,553    30,768    (2,193)   2,242         51,930

Net income                                         3,304                             3,304

Change in estimated fair value
 of securities available-for-
 sale, net of tax and
 reclassification adjustment                                          1,261          1,261

Treasury shares purchased                                     (240)                   (240)

Cash dividends declared -
 $1.05 per share                                  (1,805)                           (1,805)

                              ------    ------    ------    ------   ------         ------
Balance June 30, 2003        $10,560    10,553    32,267    (2,433)   3,503         54,450
                              ======    ======    ======    ======   ======         ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                         ------------------
                                                            2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 3,304     3,102
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, amortization, and accretion                1,548     1,303
  Provision for loan losses                                  217       125
  Deferred income tax benefit                                207      (117)
  Realized gain on sales of securities
    available for sale                                         -       (21)
  Origination of mortgage loans for sale                 (22,115)   (2,806)
  Proceeds from sales of mortgage loans                   22,398     2,827
  (Increase) decrease in income receivable                   169       (85)
  (Increase) decrease in other assets                       (758)     (188)
  Increase (decrease) in other liabilities                  (215)     (835)
                                                          ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          4,755     3,305
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale          -     8,075
 Proceeds from maturities of securities available
  for sale                                                23,553     9,426
 Purchases of securities available for sale              (37,639)  (32,271)
 Net decrease (increase) in loans                          3,551    (3,429)
 Purchases of premises and equipment                        (670)     (603)
                                                          ------    ------
NET CASH USED IN INVESTING ACTIVITIES                    (11,205)  (18,802)
                                                          ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                    9,741    18,615
 Net change in short-term borrowings                        (269)      456
 Principal payments on long-term debt                        (28)   (2,026)
 Cash dividends paid                                      (1,805)   (1,721)
 Purchases of treasury shares                               (240)   (1,677)
                                                          ------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  7,399    13,647
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                 949    (1,850)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          25,604    34,236
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $26,553    32,386
                                                          ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 4,625     5,691
 Income taxes paid                                         1,195     1,388


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

Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2002 Form 10-K filed with the Securities and Exchange Commission.

The financial information presented on pages one through ten of this Form 10-Q has been subject to a review by J.D. Cloud & Co., L.L.P., LCNB's independent certified public accountants, as described in their report on page 11.


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

                            LCNB Corp. and Subsidiaries
                    Notes to the Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 3 - INVESTMENT SECURITIES
Available-for-sale investment securities, recorded at estimated market value, consist of the following (thousands):

                                               June 30,     December 31,
                                                 2003          2002
                                               --------     -----------
  U.S. Treasury notes                          $      -         1,019
  U.S. Agency notes                              55,458        47,089
  U.S. Agency mortgage-backed securities         21,818        19,052
  Municipal securities:
   Non-taxable                                   60,875        56,856
   Taxable                                       13,371        12,162
                                                -------       -------
                                               $151,522       136,178
                                                =======       =======


NOTE 4 - LOANS
Major classifications of loans at June 30, 2003 and December 31, 2002 are as follows (thousands):

                                               June 30,     December 31,
                                                 2003          2002
                                               --------     -----------
  Commercial and industrial                    $ 33,778       35,198
  Commercial, secured by real estate             93,794       80,882
  Residential real estate                       139,066      151,502
  Consumer, excluding credit card                48,571       51,184
  Agricultural                                    1,584        1,314
  Credit card                                     2,566        2,689
  Other loans                                        62           57
  Lease financing                                   903        1,256
                                                -------      -------
                                                320,324      324,082
  Deferred net origination costs                    654          750
                                                -------      -------
                                                320,978      324,832
  Allowance for loan losses                      (2,003)      (2,000)
                                                -------      -------
  Loans - net                                  $318,975      322,832
                                                =======      =======

                            LCNB Corp. and Subsidiaries
                    Notes to the Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 4 - LOANS (continued)
Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets. The unpaid principal balances of those loans at June 30, 2003 and December 31, 2002 were $50,325,000 and $36,592,000, respectively. Loans sold to the FHLMC during the three and six months ended June 30, 2003 totaled $12,390,000 and $22,115,000, respectively, and $534,000 and $2,806,000 during the three and six months ended June 30, 2002, respectively.

Mortgage servicing rights on originated mortgage loans that have been sold are capitalized by allocating the total cost of the loans between mortgage servicing rights and the loans based on their relative fair values. Approximately $124,000 and $220,000 in mortgage servicing rights were capitalized during the three and six months ended June 30, 2003, respectively, and are being amortized to loan servicing income in proportion to and over the period of estimated servicing income.

Changes in the allowance for loan losses were as follows (thousands):
                                                June 30,      June 30,
                                                 2003          2002
                                               ---------     ---------
  Balance - beginning of year                   $2,000        2,000
  Provision for loan losses                        217          125
  Charge-offs                                     (248)        (146)
  Recoveries                                        34           21
                                                 -----        -----
  Balance - end of period                       $2,003        2,000
                                                 =====        =====

Charge-offs for the six months ended June 30, 2003 and 2002, consisted of consumer and credit card loans. There were no charge-offs on residential real estate or commercial loans for either period.

There was one nonaccrual loan with a balance of $32,000 at June 30, 2003. This loan was secured by a second mortgage on 1-4 family residential property. There were no nonaccrual loans at December 31, 2002. At June 30, 2003 and December 31, 2002, loans past due 90 days or more and still accruing were $439,000 and $232,000, respectively.


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

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)
LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2003 and December 31, 2002 were as follows (thousands):

                                                June 30,    December 31,
                                                  2003         2002
                                               ---------     ---------
  Commitments to extend credit                  $74,182       69,521
  Standby letters of credit                       6,677        6,938

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At June 30, 2003 and December 31, 2002, outstanding guarantees of $1,787,000 and $2,048,000, respectively, were issued to developers and contractors. These guarantees generally expire within one year and are fully secured. In addition, LCNB has an approximate $5 million participation at June 30, 2003 and December 31, 2002 in a letter of credit securing payment of principal and interest on a bond issue. This letter of credit will expire July 15, 2006, and is secured by an assignment of rents and the underlying real property.

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


NOTE 6 - STOCK OPTIONS
LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees. The awards may be in the form of stock options, share awards, and/or appreciation rights. The Plan provides for the issuance of up to 50,000 shares. No awards were granted during 2002. Stock options for 2,764 shares were granted to key executive officers of LCNB during the first quarter, 2003.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 6 - STOCK OPTIONS (continued)
LCNB accounts for the Plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro-forma effect on net income and earnings per share if LCNB had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation was not material. Because this is the first year stock options were outstanding, this year's pro-forma effect is not indicative of the pro-forma effect on future quarters and years.


NOTE 7 - ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April, 2003. It amends and clarifies financial accounting and reporting for derivitive instruments, including certain derivative instruments embedded in other contracts, and for hedging activities accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. LCNB does not currently hold any security investments of the types covered by this SFAS and is therefore not affected by its provisions.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May, 2003, and establishes new accounting standards for classification and measurement of certain financial instruments with characteristics of both assets and liabilities. Many of the instruments covered by the scope of SFAS No. 150 were previously classified as equity; SFAS No. 150 requires that they be classified as liabilities or, in certain circumstances, as assets. LCNB does not currently hold any security investments with such characteristics and SFAS No. 150 therefore has no effect on LCNB Corp.'s financial statements.

                INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio


We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of June 30, 2003, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2003 and 2002, and the related consolidated statements of cash flows and shareholders' equity for each of the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


Cincinnati, Ohio
July 31, 2003

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

RESULTS OF OPERATIONS
LCNB earned $1,698,000, or $0.99 per share, for the three months ended
June 30, 2003 compared to $1,576,000, or $0.92 per share, for the three months ended June 30, 2002. The return on average assets (ROAA) was 1.32% and the return on average equity (ROAE) was 12.69% for the second quarter of 2002, compared with an ROAA of 1.29% and an ROAE of 12.73% for the second quarter of 2002.

LCNB earned $3,304,000, or $1.92 per share, during the first six months of 2003 compared to $3,102,000, or $1.80 per share, for the first six months of 2002. The ROAA and ROAE for the first six months of 2002 were 1.30% and 12.53%, respectively. The comparable ratios for the first six months of 2002 were 1.29% and 12.66%, respectively.


NET INTEREST INCOME
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities. The following table presents, for the three and six months ended June 30, 2003 and 2002, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    ------------------      ----------------
                                      2003       2002        2003       2002
                                              (Dollars in thousands)
Interest-earning Assets:
  Average balance (1)               $486,222   460,138      481,511   454,112
  Interest income (2)                  7,191     7,760       14,588    15,382
  Average rate                         5.93%     6.76%        6.11%     6.83%

Interest-bearing Liabilities:
  Average balance                    396,807   381,529      393,848   376,205
  Interest expense                     2,329     2,721        4,653     5,426
  Average rate                         2.35%     2.86%        2.38%     2.91%

Net interest income                    4,862     5,039        9,935     9,956

Net interest margin on a
  taxable equivalent basis (3)         4.01%     4.39%        4.16%     4.42%

  (1)  Includes nonaccrual loans, if any.
(2) Income from tax-exempt securities and loans is included in interest income on a taxable basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
  (3) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.


THREE MONTHS ENDED JUNE 30, 2003 VS. 2002. The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2003 as compared to the comparable period in 2002. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

                                                   Three Months Ended
                                                        June 30,
                                                     2003  vs  2002
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                    (In thousands)
 Interest-earning Assets
  Loans                                       $(112)     (552)      (664)
  Federal funds sold                            (14)      (27)       (41)
  Federal Reserve Bank stock                      -         -          -
  Federal Home Loan Bank stock                    1        (3)        (2)
  Investment securities
   Taxable                                      208      (220)       (12)
   Nontaxable                                   213       (63)       150
                                                ---       ---        ---
    Total interest income                       296      (865)      (569)

 Interest-bearing Liabilities
  Deposits                                      136      (420)      (284)
  Short-term borrowings                           1        (3)        (2)
  Long-term debt                                (67)      (39)      (106)
                                                ---       ---        ---
    Total interest expense                       70      (462)      (392)
                                                ---       ---        ---
      Net interest income                     $ 226      (403)      (177)
                                                ===       ===        ===

Net interest income on a fully tax equivalent basis for the three months ended June 30, 2003 totaled $4,862,000, a decrease of $177,000 from the comparable period in 2002. Total interest income decreased $569,000 and was partially offset by a decrease in total interest expense of $392,000. The decreases in both interest income and expense were primarily a result of decreases in the average rate earned on loans and investments and the average rate paid for deposits and borrowings.

The net interest margin (net interest income divided by average total earning assets) is a measure of the revenue generated by a financial institution's earning assets, after deducting interest expense. The net interest margin for the second quarter of 2003 was 4.01%, as compared to 4.39% for the second quarter, 2002. The net interest margin and net interest income decreased due to rates paid for deposits and other borrowings decreasing less rapidly than rates earned on loans and other investments.

The decrease in total interest income was primarily due to an 83 basis point reduction in the average rate earned on earning assets, from 6.76% for the second quarter of 2002 to 5.93% for the second quarter of 2003. This decrease was partially offset by a $26.1 million increase in average total earning assets. Average investment securities increased $35.9 million, partially offset by a $6.0 million decrease in average loans and a $3.9 million decrease in average federal funds sold. Average loans decreased primarily because of payoffs from loan refinances and sales of new fixed-rate residential loans to the Federal Home Loan Mortgage Corporation. Federal funds decreased because funds were invested in higher-yielding investment securities.

The decrease in total interest expense was due to a 51 basis point decrease in the average rate paid, slightly offset by a $15.3 million increase in average interest-bearing liabilities. Average interest-bearing deposits increased $20.5 million, while average long-term debt decreased $5.4 million. The deposit increase was primarily in regular savings and NOW account products, which increased $27.7 million on an average basis. IRAs and certificates of deposit decreased $7.2 million on an average basis when comparing the same periods. Management believes this is reflective of customer preference for highly liquid, short-term investment products during the current rate cycle. The decrease in long-term debt is due to the maturation of a $2.0 million Federal Home Loan Bank advance in June, 2002, and the early payoff of two other advances totaling $4.0 million during August, 2002.

SIX MONTHS ENDED JUNE 30, 2002 VS. 2001. The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2003 as compared to the comparable period in 2002.

                                                     Six Months Ended
                                                        June 30,
                                                     2003  vs  2002
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                     (In thousands)
 Interest-earning Assets
  Loans                                      $ (76)     (1,048)    (1,124)
  Federal funds sold                           (49)        (47)       (96)
  Federal Home Loan Bank stock                   2          (6)        (4)
  Investment securities
   Taxable                                     418        (329)        89
   Nontaxable                                  448        (107)       341
                                               ---       -----      -----
    Total interest income                      743      (1,537)      (794)

 Interest-bearing Liabilities
  Deposits                                     313        (862)      (549)
  Short-term borrowings                         (1)         (3)        (4)
  Long-term debt                              (143)        (77)      (220)
                                              ----       -----      -----
    Total interest expense                     169        (942)      (773)
                                              ----       -----      -----
      Net interest income                    $ 574        (595)       (21)
                                              ====       =====      =====

Net interest income on a fully tax-equivalent basis for the first half of 2003 totaled $9,935,000, a decrease of $21,000 from the first half of 2002. Total interest income decreased $794,000 and was partially offset by a decrease in total interest expense of $773,000.

The decrease in total interest income was primarily due to a 72 basis point decrease in the average rate earned on earning assets, from 6.83% for the first half of 2002 to 6.11% for the first half of 2003. This decrease was partially offset by a $27.4 million increase in average total earning assets. Average investment securities increased $36.6 million, partially offset by a $2.0 million decrease in average loans and a $7.3 million decrease in average federal funds sold. Average loans and average federal funds sold decreased for the same reasons discussed previously in the "THREE MONTHS ENDED JUNE 30, 2003 VS. 2002" section.

The decrease in total interest expense was due to a 53 basis point decrease in the average rate paid, slightly offset by a $17.6 million increase in average interest-bearing liabilities. Average interest-bearing deposits increased $23.6 million and average long-term debt decreased $5.7 million for substantially the same reasons discussed in the previous section.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                           Quarter Ended    Six Months Ended
                                              June 30,           June 30,
                                            2003     2002     2003      2002
                                                    (In thousands)
Balance, beginning of period             $2,000    2,000      2,000    2,000
                                          -----    -----      -----    -----
Charge-offs                                 110       78        248      146
Recoveries                                   14        7         34       21
                                          -----    -----      -----    -----
Net charge-offs                              96       71        214      125
                                          -----    -----      -----    -----
Provision for loan losses                    99       71        217      125
                                          -----    -----      -----    -----
Balance, end of period                   $2,003    2,000      2,003    2,000
                                          =====    =====      =====    =====

Charge-offs for the first half of 2003 and 2002 are attributable to consumer loans, including $14,000 and $23,000 in credit card charge-offs for the six months ended June 30, 2003 and 2002, respectively.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                        June 30,    December 31,
                                         2003         2002
                                       --------    -----------
                                           (In thousands)
Loan accounted for on
 non-accrual basis                      $ 32               -
Accruing loans which are
 past due 90 days or more                439             232
Renegotiated loans                         -               -
                                         ---             ---
   Total                                $471             232
                                         ===             ===

The non-accrual loan at June 30, 2003, was secured by a second mortgage on 1-4 family residential property.

Approximately $108,000 of the increase in accruing loans which are past due 90 days or more consists of a loan secured by agricultural land. Installment loans and loans secured by second mortgages on 1-4 family residential properties comprise the remaining balance of the increase.


NON-INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2003 VS. 2002. Total non-interest income for the second quarter of 2003 was $486,000 or 42.1% greater than for the second quarter of 2002 primarily due to increased activity in the real estate mortgage loan secondary market, increased commissions received by Dakin Insurance Agency, and increased service charges and fees on deposit accounts. Gains from sales of mortgage loans increased $267,000 due to an increase in the volume of loans sold during the second quarter, 2003 as compared to the second quarter, 2002. Insurance agency income increased $126,000 or 46.2% due to commissions received on new and renewing policies. Service charges and fees increased $102,000 or 17.0% primarily due to adjustments in rates charged on non-sufficient funds and to an increase in the number of non-sufficient fund charges.

SIX MONTHS ENDED JUNE 30, 2003 VS. 2002. Total non-interest income for the first six months of 2003 was $800,000 or 34.0% more than for the comparable period in 2002 due to a $468,000 increase in gains from sales of mortgage loans, a $236,000 or 45.0% increase in insurance agency commissions, and a $160,000 or 13.6% increase in service charges and fees. Gains from sales of mortgage loans and service charges and fees increased for substantially the same reason mentioned above. In addition to commissions received on new and renewing policies, the increase in insurance agency income for the six month period includes a $55,000 increase in contingency commissions recognized during the first quarter. Contingency commissions are profit sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience.

NON-INTEREST EXPENSE
THREE MONTHS ENDED JUNE 30, 2003 VS. 2002. Total non-interest expense increased $179,000 or 4.8% during the second quarter, 2003 compared with the second quarter, 2002 primarily due to increases in salaries and wages, equipment expenses, and other non-interest expenses. Partially offsetting these increases were decreases in marketing and ATM expenses. Salaries and wages increased $83,000 or 5.1% primarily due to routine salary and wage increases. Equipment expenses increased $95,000 or 59.7% primarily due to rental costs for a new phone system installed during 2002 and to depreciation charges on new furniture, computer hardware, and computer software purchased during the second half of 2002 and the first half of 2003. Other non-interest expenses increased $83,000 or 11.4% due primarily to legal and other professional expenses. ATM expense decreased $40,000 or 35.1% primarily due to a change in the ATM transaction processor.

SIX MONTHS ENDED JUNE 30, 2003 VS. 2002. Total non-interest expense increased $391,000 or 5.3% during the first half, 2003 compared with the first half of 2002 primarily due to a $172,000 or 5.3% increase in salaries and wages, a $171,000 or 54.3% increase in equipment expenses, and a $120,000 or 8.1% increase in other non-interest expenses. These increases were partially offset by a $40,000 or 20.0% decrease in marketing expenses and a $71,000 or 33.2% decrease in ATM expense. All increases and decreases were for substantially the same reasons described in the second quarter comparison above.

FINANCIAL CONDITION
The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                    CONDENSED QUARTERLY AVERAGE BALANCE SHEETS
                                    ------------------------------------------
                                       June 30,   March 31,    December 31,
                                        2003        2003           2002
                                                 (In thousands)
ASSETS
Interest-earning:
  Federal funds sold                  $ 18,415      14,246         21,877
  Investment securities                147,450     137,834        130,460
  Loans                                320,357     324,666        328,505
                                       -------     -------        -------
Total interest-earning assets          486,222     476,746        480,842

Noninterest-earning:
  Cash and due from banks               13,441      14,065         13,992
  All other assets                      19,233      19,058         19,163
  Allowance for credit losses           (2,004)     (2,005)        (2,001)
                                       -------     -------        -------
Total assets                          $516,892     507,864        511,996
                                       =======     =======        =======

LIABILITIES
Interest-bearing:
  Interest-bearing deposits           $389,951     383,986        389,117
  Short-term borrowings                    623         624          1,089
  Long-term debt                         6,233       6,246          6,260
                                       -------     -------        -------
Total interest-bearing liabilities     396,807     390,856        396,466

Noninterest-bearing:
  Noninterest-bearing deposits          63,004      61,194         60,457
  All other liabilities                  3,397       3,141          3,443
                                       -------     -------        -------
Total liabilities                      463,208     455,191        460,366

SHAREHOLDERS' EQUITY                    53,684      52,673         51,630
                                       -------     -------        -------
Total liabilities and shareholders'
  equity                              $516,892     507,864        511,996
                                       =======     =======        =======

Average total interest-earning assets increased approximately $9.5 million or 2.0% during the second quarter, 2003 compared to the first quarter, 2003.
The growth was in investment securities, which increased $9.6 million or 7.0% on an average basis, and in federal funds sold, which increased $4.2 million or 29.3% on an average basis. Average loans partially offset these increases with a decrease of $4.3 million or 1.3%. The decrease in average loans was primarily due to the real estate loan portfolio, which decreased $9.0 million on an average basis. The decrease was due to payoffs on loans refinanced combined with an historically high volume of loans originated and sold. Partially offsetting the real estate loan decrease was a $4.8 million increase in average commercial loans. With limited opportunities to invest deposit growth in the loan portfolio, management purchased additional investment securities available for sale, which can readily be sold if the funds should be needed for future loan growth.

Total average interest-bearing liabilities for the second quarter, 2003, were $6.0 million or 1.5% greater than for the first quarter, 2003. The growth was in interest-bearing deposits, which increased $6.0 million on an average basis - highly liquid savings and NOW account products increased $9.5 million on an average basis and certificates of deposit and IRA accounts decreased by $3.5 million on an average basis. Management believes the growth in the liquid products reflects investor preference for short-term, highly liquid investments during the current economic cycle. This means much of the recent savings deposit growth could be quickly withdrawn if interest rates increase. Management is attempting to lock in a portion of these funds by offering special rates and terms on selected certificate of deposit products.

CAPITAL
Lebanon Citizens and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy. The highest "well-capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier 1 risk-based, and 5% for leverage. As of the most recent notification from their regulators, Lebanon Citizens and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since the last notification that would change the Lebanon Citizens' or LCNB's category. A summary of the regulatory capital and capital ratios of LCNB follows:

                                             At                At
                                          June 30,         December 31,
                                            2003              2002
                                           (Dollars in thousands)
Regulatory Capital:
 Shareholders' equity                     $54,450             51,930
 Goodwill and other intangibles            (2,839)            (3,121)
 Net unrealized securities gains           (3,503)            (2,242)
                                           ------             ------
   Tier 1 risk-based capital               48,108             46,567

Eligible allowance for loan losses          2,003              2,000
                                           ------             ------
  Total risk-based capital                $50,111             48,567
                                          =======             ======

Capital Ratios:
Total risk-based                            15.42%             15.36%
Tier 1 risk-based                           14.80%             14.73%
Leverage                                     9.43%              9.21%

Minimum Required Capital Ratios:
 Total risk-based                            8.00%              8.00%
 Tier 1 risk-based                           4.00%              4.00%
 Tier 1 leverage                             3.00%              3.00%


On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue. The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program" LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker. Through June 30, 2003, 12,063 shares had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time. Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices. A total of 46,897 shares had been purchased under this program at June 30, 2003.


LIQUIDITY
LCNB depends on dividends from its subsidiaries for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders. National banking law limits the amount of dividends Lebanon Citizens may pay to the sum of retained net income, as defined, for the current year plus retained net income for the previous two years. Prior approval from the Office of the Comptroller of the Currency, Lebanon Citizens' primary regulator, would be necessary for Lebanon Citizens to pay dividends in excess of this amount. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. Management believes Lebanon Citizens will be able to pay anticipated dividends to LCNB without needing to request approval.

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold and securities available for sale. At June 30, 2003, LCNB liquid assets amounted to $178.1 million or 34.3% of total gross assets, an increase from $161.8 million or 31.9% at December 31, 2002.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Approximately 90.7% of total deposits at June 30, 2003 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April, 2003. It amends and clarifies financial accounting and reporting for derivitive instruments, including certain derivative instruments embedded in other contracts, and for hedging activities accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. LCNB does not currently hold any security investments of the types covered by this SFAS and is therefore not affected by its provisions.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May, 2003, and establishes new accounting standards for classification and measurement of certain financial instruments with characteristics of both assets and liabilities. Many of the instruments covered by the scope of SFAS No. 150 were previously classified as equity; SFAS No. 150 requires that they be classified as liabilities or, in certain circumstances, as assets. LCNB does not currently hold any security investments with such characteristics and SFAS No. 150 therefore has no effect on LCNB Corp.'s financial statements.

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


Item 4.  Controls and Procedures

a) Disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded, that as of June 30, 2003, LCNB's disclosure controls and procedures were adequate.

b) Changes in internal control over financial reporting. During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

                          PART II.  OTHER INFORMATION

                          LCNB Corp. and Subsidiaries


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -

        The Annual Meeting of the shareholders of LCNB Corp. was held on April 15, 2003. One item was voted on by the shareholders of LCNB:
        Election of three Class I directors to serve until the 2006 Annual Meeting.

        The following members of the Board of Directors of LCNB Corp. were elected as Class I directors by the votes indicated:

            Director                  For          Against        Withheld
            --------             -------------     -------        --------
        David S. Beckett        1,456,168.8476          -          24,470
        Robert C. Cropper       1,480,038.8476          -             600
        Stephen P. Wilson       1,461,718.8476          -          18,920

        The following Class II and III members of the Board of Directors have terms expiring in 2004 and 2005, respectively:

           Class II:   Corwin M. Nixon, Kathleen Porter Stolle, and Marvin E.
                       Young
           Class III:  William H. Kaufman, George L. Leasure, James B.
                       Miller, Howard E. Wilson

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.             Title


           11 Computation of consolidated earnings per common share.

           15 Letter regarding unaudited interim financial information.


           31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

           32 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

           16 Reports on Form 8-K
              LCNB filed a report on Form 8-K on April 15, 2003 to announce earnings for the three months ended March 31, 2003.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LCNB Corp.
Registrant


/s/ Stephen P. Wilson                 /s/Steve P. Foster
-------------------------             -------------------------
Stephen P. Wilson                     Steve P. Foster
President, CEO & Chairman             Executive Vice President
of the Board of Directors             and Chief Financial Officer
August 5, 2003                        August 5, 2003

                                                                 Exhibit 11

                                     LCNB Corp.
               Computation of Consolidated Earnings Per Common Share
             For the Three and Six Months Ended June 30, 2003 and 2002
                 (in thousands, except shares and per share data)

                                For the Three Months       For the Six Months
                                   Ended June 30,            Ended June 30,
                                    2003        2002          2003       2002

Net income (loss)              $    1,698 $    1,567    $    3,304 $    3,102
                                =========  =========     =========  =========
Weighted average number
   of shares outstanding
   used in the calculation
   of basic earnings per
   common share                 1,718,504  1,721,025     1,719,581  1,726,553

Add - Dilutive effect of
 stock options (1)                     75          -            26          -
                                ---------  ---------     ---------  ---------
Adjusted weighted average
number of shares outstanding
used in the calculation of
diluted earnings per common
share                           1,718,579  1,721,025     1,719,607  1,726,553
                                =========  =========     =========  =========
Basic earnings per common
 share                              $0.99      $0.92         $1.92      $1.80

Diluted earnings per common
 share                               0.99       0.92          1.92       1.80

(1) Stock options were not outstanding during the three and six months ended June 30, 2002.

                                                                 Exhibit 15


July 31, 2003


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Commissioners:

We are aware that our report dated July 31, 2003 on our review of interim financial information of LCNB Corp. and Subsidiaries (the "Company"), issued pursuant to the provisions of Statement on Auditing Standards No. 100, as of and for the three-month and six-month periods ended June 30, 2003 and 2002 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the Registration Statement of the Company on Form S-8, filed on March 13, 2003. We are also aware of our responsibilities under the Securities Act of 1933.


Very truly yours,



/s/ J.D. Cloud & Co. L.L.P.
----------------------------
J.D. Cloud & Co. L.L.P.
Cincinnati, Ohio

                                                                 Exhibit 31.1

                       CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen P. Wilson, President and Chief Executive Officer of LCNB Corp., certify, that:

     (1)  I have reviewed this quarterly report on Form 10-Q of LCNB Corp.;

     (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

           a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




/s/ Stephen P. Wilson
-------------------------------------
Stephen P. Wilson
President and Chief Executive Officer
August 5, 2003

                                                                 Exhibit 31.2

                            CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve P. Foster, Executive Vice President and Chief Financial Officer of LCNB Corp., certify, that:

     (1)  I have reviewed this quarterly report on Form 10-Q of LCNB Corp.;

     (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

           a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



/s/ Steve P. Foster
----------------------------
Steve P. Foster
Executive Vice President and
Chief Financial Officer
August 5, 2003

                                                                 Exhibit 32


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LCNB Corp. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Stephen P. Wilson, Chief Executive Officer, and Steve P. Foster, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

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


Date: August 5, 2003