Form 10-Q
period 2003-09-30
LCNB CORP
filed 2003-11-03
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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

                             Yes   X     No

The number of shares outstanding of the issuer's common stock, without par value, as of November 3, 2003, was 1,688,012 shares.

                                  LCNB Corp.
                                   INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets -
               September 30, 2003, and December 31, 2002 . . . . . . . . . . 1

              Consolidated Statements of Income -
               Three and nine months Ended September 30, 2003 and 2002 . . . 2

              Consolidated Statements of Comprehensive Income -
               Three and nine months Ended September 30, 2003 and 2002 . . . 3

              Consolidated Statements of Shareholders' Equity -
               Nine Months Ended September 30, 2003 and 2002 . . . . . . . . 4

              Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2003 and 2002 . . . . . . . . 5

              Notes to Consolidated Financial Statements . . . . . . . . .6-10

              Independent Accountants' Review Report . . . . . . . . . . . .11

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . . . 12-24

Item 3.  Quantitative and Qualitative Disclosures
          about Market Risks . . . . . . . . . . . . . . . . . . . . . . . .25

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . .25


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .26

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . .26

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .26

      Item 4.  Submission of Matters to a Vote of Security Holders . . . . .26

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .26

      Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .27

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

Part I - Financial Information
Item 1.  Financial Statements

                             LCNB Corp. and Subsidiaries
                            Consolidated Balance Sheets
                                    (thousands)
                                                September 30,  December 31,
                                                    2003          2002
                                                (unaudited)        (a)
ASSETS:
 Cash and due from banks                          $ 20,119        13,679
 Federal funds sold                                 16,750        11,925
                                                   -------       -------
   Total cash and cash equivalents                  36,869        25,604
                                                   -------       -------

 Securities available for sale, at
   market value                                    146,914       136,178
 Federal Reserve Bank stock and
   Federal Home Loan Bank stock, at cost             2,938         2,871

 Loans                                             317,860       324,832
   Less-allowance for loan losses                    2,075         2,000
                                                   -------       -------
   Net loans                                       315,785       322,832
                                                   -------       -------

 Premises and equipment, net                        11,807        11,688
 Intangible assets                                   2,996         3,121
 Other assets                                        4,473         4,457
                                                   -------       -------
     TOTAL ASSETS                                 $521,782       506,751
                                                   =======       =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                             $ 64,831        58,921
  Interest-bearing                                 395,548       383,299
                                                   -------       -------
   Total deposits                                  460,379       442,220
 Long-term debt                                      6,211         6,253
 Accrued interest and other liabilities              3,460         6,348
                                                   -------       -------
     TOTAL LIABILITIES                             470,050       454,821
                                                   -------       -------

SHAREHOLDERS' EQUITY:
 Common stock-no par value,
  authorized 4,000,000 shares; issued
  and outstanding 1,775,942 shares                  10,560        10,560
 Surplus                                            10,553        10,553
 Retained earnings                                  32,893        30,768
 Treasury shares, at cost,
  86,730 and 54,917 shares at September 30,
  2003 and December 31, 2002, respectively          (4,214)       (2,193)
 Accumulated other comprehensive
  income, net of taxes                               1,940         2,242
                                                   -------       -------
     TOTAL SHAREHOLDERS' EQUITY                     51,732        51,930
                                                   -------       -------

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                       $521,782       506,751
                                                   =======       =======

  (a) Financial information as of December 31, 2002, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                LCNB Corp. and Subsidiaries
                             Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)
                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    ------------------      ----------------
                                      2003       2002        2003       2002
INTEREST INCOME:
 Interest and fees on loans          $5,325      6,286      16,633     18,713
 Dividends on Federal Reserve Bank
   and Federal Home Loan Bank stock      23         26          87         94
 Interest on investment securities-
  Taxable                               741        879       2,245      2,294
  Non-taxable                           532        476       1,595      1,314
 Other short-term investments            40         70         132        258
                                      -----      -----      ------     ------
     TOTAL INTEREST INCOME            6,661      7,737      20,692     22,673
                                      -----      -----      ------     ------
INTEREST EXPENSE:
 Interest on deposits                 1,978      2,584       6,489      7,643
 Interest on short-term borrowings        2          3           5         10
 Interest on long-term borrowings        72        144         211        503
                                      -----      -----      ------     ------
     TOTAL INTEREST EXPENSE           2,052      2,731       6,705      8,156
                                      -----      -----      ------     ------
     NET INTEREST INCOME              4,609      5,006      13,987     14,517
PROVISION FOR LOAN LOSSES               204        122         421        247
                                      ------     -----      ------     ------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       4,405      4,884      13,566     14,270
                                      -----      -----      ------     ------
NON-INTEREST INCOME:
 Trust income                           268        255         757        786
 Service charges and fees               827        602       2,166      1,781
 Net gain on sale of securities           3        408           3        429
 Insurance agency income                307        308       1,067        832
 Gains from sales of mortgage loans     233         62         735         96
 Other operating income                  38         31         103         97
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST INCOME        1,676      1,666       4,831      4,021
                                      -----      -----      ------     ------

NON-INTEREST EXPENSE:
 Salaries and wages                   1,744      1,684       5,155      4,923
 Pension and other employee benefits    418        390       1,314      1,275
 Equipment expenses                     262        286         748        601
 Occupancy expense, net                 281        261         830        774
 State franchise tax                    133        128         396        400
 Marketing                              124        107         284        307
 Intangible amortization                154        154         456        455
 ATM expense                             76         86         219        300
 Other non-interest expenses            845      1,379       2,445      2,861
                                      -----      -----      ------     ------
     TOTAL NON-INTEREST EXPENSE       4,037      4,475      11,847     11,896
                                      -----      -----      ------     ------

     INCOME BEFORE INCOME TAXES       2,044      2,075       6,550      6,395
PROVISION FOR INCOME TAXES              518        589       1,720      1,807
                                      -----      -----      ------     ------
     NET INCOME                      $1,526      1,486       4,830      4,588
                                      =====      =====      ======     ======

Dividends declared per common share  $0.525       0.50       1.575       1.50

Earnings per common share:
  Basic                              $ 0.89       0.86        2.82       2.66
  Diluted                            $ 0.89       0.86        2.82       2.66

Average shares outstanding (000's):
  Basic                               1,708      1,721       1,716      1,725
  Diluted                             1,708      1,721       1,716      1,725


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                LCNB Corp. and Subsidiaries
                     Consolidated Statements of Comprehensive Income
                                     (In thousands)
                                       (unaudited)
                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    ------------------      ----------------
                                      2003       2002        2003       2002
Net income                           $1,526      1,486       4,830      4,588

Other comprehensive income:
 Net unrealized gain (loss) on
  available-for-sale securities
  (net of taxes of $(804), $196,
  $(155), and $690 for the
  respective periods)                (1,561)       381        (300)     1,340

 Reclassification adjustment for
  net realized gain on sale of
  available-for-sale securities
  included in net income (net of
  taxes of $1, $139, $1, and
  $146 for the respective periods)       (2)      (269)         (2)      (283)
                                      -----      -----       -----      -----
Total comprehensive income           $  (37)     1,598       4,528      5,645
                                      =====      =====       =====      =====

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Shareholders' Equity
                                      (thousands)
                                      (unaudited)
                                                                   Accumulated
                                                                      Other          Total
                               Common           Retained  Treasury Comprehensive  Shareholders'
                               Shares  Surplus  Earnings    Shares    Income        Equity
Balance January 1,2002       $10,560    10,553    27,714      (516)   1,196         49,507

 Net income                                        4,588                             4,588

 Change in estimated fair value
  of securities available-for-
  sale, net of tax and
  reclassification adjustment                                         1,057          1,057

Treasury shares purchased                                   (1,677)                 (1,677)

Cash dividends declared -
 $1.00 per share                                  (2,582)                           (2,582)

                              ------    ------    ------    ------   ------         ------
Balance September 30, 2002   $10,560    10,553    29,720    (2,193)   2,253         50,893
                              ======    ======    ======    ======   ======         ======

Balance January 1,2003       $10,560    10,553    30,768    (2,193)   2,242         51,930

Net income                                         4,830                             4,830

Change in estimated fair value
 of securities available-for-
 sale, net of tax and
 reclassification adjustment                                           (302)          (302)

Treasury shares purchased                                   (2,021)                 (2,021)


Cash dividends declared -
 $1.575 per share                                 (2,705)                           (2,705)

                              ------    ------    ------    ------   ------         ------
Balance September 30, 2003   $10,560    10,553    32,893    (4,214)   1,940         51,732
                              ======    ======    ======    ======   ======         ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                            2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 4,830     4,588
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, amortization, and accretion                2,370     1,796
  Provision for loan losses                                  421       247
  Deferred income taxes (benefit)                            207      (117)
  Realized gain on sales of securities
    available for sale                                        (3)     (429)
  Origination of mortgage loans for sale                 (33,900)   (6,654)
  Proceeds from sales of mortgage loans                   34,276     6,750
  (Increase) decrease in income receivable                   (60)     (147)
  (Increase) decrease in other assets                       (749)     (193)
  Increase (decrease) in other liabilities                  (302)     (491)
                                                          ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          7,090     5,350
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale      1,775    25,739
 Proceeds from maturities of securities available
  for sale                                                36,054    16,580
 Purchases of securities available for sale              (50,004)  (68,253)
 Net decrease (increase) in loans                          6,493    (6,864)
 Purchases of premises and equipment                        (897)     (834)
                                                          ------    ------
NET CASH USED IN INVESTING ACTIVITIES                     (6,579)  (33,632)
                                                          ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                   18,159    30,900
 Net change in short-term borrowings                      (2,637)    2,148
 Principal payments on long-term debt                        (42)   (6,039)
 Cash dividends paid                                      (2,705)   (2,582)
 Purchases of treasury shares                             (2,021)   (1,677)
                                                          ------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 10,754    22,750
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS              11,265    (5,532)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          25,604    34,236
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $36,869    28,704
                                                          ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 6,858     8,417
 Income taxes paid                                         1,720     1,876


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

Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2002
Form 10-K filed with the Securities and Exchange Commission.

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

                            LCNB Corp. and Subsidiaries
                    Notes to the Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 3 - INVESTMENT SECURITIES
Available-for-sale investment securities, recorded at estimated market value, consist of the following (thousands):

                                             September 30,    December 31,
                                                 2003            2002
                                               --------       -----------
  U.S. Treasury notes                          $  2,171           1,019
  U.S. Agency notes                              55,259          47,089
  U.S. Agency mortgage-backed securities         20,860          19,052
  Municipal securities:
   Non-taxable                                   56,536          56,856
   Taxable                                       12,088          12,162
                                                -------         -------
                                               $146,914         136,178
                                                =======         =======


NOTE 4 - LOANS
Major classifications of loans at September 30, 2003 and December 31, 2002 are as follows (thousands):

                                             September 30,  December 31,
                                                 2003          2002
                                               --------     -----------
  Commercial and industrial                    $ 32,031       35,198
  Commercial, secured by real estate             96,016       80,882
  Residential real estate                       136,928      151,502
  Consumer, excluding credit card                47,096       51,184
  Agricultural                                    1,751        1,314
  Credit card                                     2,681        2,689
  Other loans                                       137           57
  Lease financing                                   612        1,256
                                                -------      -------
                                                317,252      324,082
  Deferred net origination costs                    608          750
                                                -------      -------
                                                317,860      324,832
  Allowance for loan losses                      (2,075)      (2,000)
                                                -------      -------
  Loans - net                                  $315,785      322,832
                                                =======      =======

                            LCNB Corp. and Subsidiaries
                    Notes to the Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 4 - LOANS (continued)
Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.
The unpaid principal balances of those loans at September 30, 2003 and December 31, 2002 were $55,636,000 and $36,592,000, respectively. Loans sold to the FHLMC during the three and nine months ended September 30, 2003 totaled $11,785,000 and $33,900,000, respectively, and $3,849,000 and $6,654,000 during the three and nine months ended September 30, 2002, respectively.

Mortgage servicing rights on originated mortgage loans that have been sold are capitalized by allocating the total cost of the loans between mortgage servicing rights and the loans based on their relative fair values. Approximately $139,000 and $359,000 in mortgage servicing rights were capitalized during the three and nine months ended September 30, 2003, respectively, and are being amortized to loan servicing income in proportion to and over the period of estimated servicing income.

Changes in the allowance for loan losses were as follows (thousands):
                                             For the Nine Months Ended
                                                    September 30,
                                                 2003          2002
                                               ---------     ---------
  Balance - beginning of year                   $2,000        2,000
  Provision for loan losses                        421          247
  Charge-offs                                     (385)        (275)
  Recoveries                                        39           28
                                                 -----        -----
  Balance - end of period                       $2,075        2,000
                                                 =====        =====

Charge-offs for the nine months ended September 30, 2003 and 2002, consisted of consumer and credit card loans. There were no charge-offs on residential real estate or commercial loans for either period.

There were four nonaccrual loans to two borrowers totaling $721,000 at September 30, 2003. Two were commercial loans to the same borrower totaling $614,000 and the other two were real estate mortgage loans on the same property totaling $107,000. Lebanon Citizens is currently negotiating with the borrower to re-write the commercial loans and obtain additional security. Foreclosure proceedings have been initiated on the mortgage loans. There were no nonaccrual loans at December 31, 2002. At September 30, 2003 and December 31, 2002, loans past due 90 days or more and still accruing were $645,000 and $232,000, respectively.


NOTE 5 - OTHER BORROWINGS
At September 30, 2003 and December 31, 2002, accrued interest and other liabilities included U.S. Treasury demand note borrowings of approximately $385,000 and $3,022,000, respectively.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
LCNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments included commitments to extend credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit is represented by the contract amount of those instruments.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments containing contract amounts that represent off-balance-sheet credit risk at September 30, 2003 and December 31, 2002 were as follows (thousands):

                                             September 30,    December 31,
                                                  2003           2002
                                               ---------       ---------
  Commitments to extend credit                  $78,096         69,521
  Standby letters of credit                       6,700          6,938

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At September 30, 2003 and December 31, 2002, outstanding guarantees of $1,810,000 and $2,048,000, respectively, were issued to developers and contractors. These guarantees generally expire within one year and are fully secured by funds placed on deposit with Lebanon Citizens. In addition, LCNB has an approximate $5 million participation at September 30, 2003 and December 31, 2002 in a letter of credit securing payment of principal and interest on a bond issue. This letter of credit will expire July 15, 2006, and is secured by an assignment of rents and the underlying real property.

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

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 7 - STOCK OPTIONS
LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees. The awards may be in the form of stock options, share awards, and/or appreciation rights. The Plan provides for the issuance of up to 50,000 shares. No awards were granted during 2002. Stock options for 2,764 shares were granted to key executive officers of LCNB during the first quarter, 2003.

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


NOTE 8 - ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. LCNB does not currently hold any security investments of the types covered by this SFAS and is therefore not affected by its provisions.

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

                INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio


We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of September 30, 2003, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and the related consolidated statements of cash flows and shareholders' equity for each of the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


Cincinnati, Ohio
October 21, 2003

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

RESULTS OF OPERATIONS
LCNB earned $1,526,000 for the three months ended September 30, 2003 compared to $1,486,000 for the three months ended September 30, 2002. Basic earnings per share was $0.89 and $0.86 for the three months ended September 30, 2003 and 2002, respectively. The return on average assets (ROAA) was 1.17% and the return on average equity (ROAE) was 11.33% for the third quarter of 2003, compared with an ROAA of 1.17% and an ROAE of 11.73% for the third quarter of 2002.

LCNB earned $4,830,000, or $2.82 basic earnings per share, during the first nine months of 2003 compared to $4,588,000, or $2.66 basic earnings per share, for the first nine months of 2002. The ROAA and ROAE for the first nine months of 2003 were 1.25% and 12.12%, respectively. The comparable ratios for the first nine months of 2002 were 1.25% and 12.30%, respectively.

NET INTEREST INCOME
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities. The following table presents, for the three and nine months ended September 30, 2003 and 2002, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    ------------------      ----------------
                                      2003       2002        2003       2002
                                              (Dollars in thousands)
Interest-earning Assets:
  Average balance (1)               $488,362   472,993      483,819   460,475
  Interest income (2)                  6,939     7,990       21,527    23,373
  Average rate                         5.64%     6.70%        5.95%     6.79%

Interest-bearing Liabilities:
  Average balance                    397,404   390,743      395,046   381,104
  Interest expense                     2,052     2,731        6,705     8,156
  Average rate                         2.05%     2.77%        2.27%     2.86%

Net interest income                    4,887     5,259       14,822    15,217

Net interest margin on a
  taxable-equivalent basis (3)         3.97%     4.41%        4.10%     4.42%

  (1)  Includes nonaccrual loans, if any.
  (2) Income from tax-exempt securities and loans is included in interest income on a taxable basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
  (3) The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.


THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. 2002. The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2003 as compared to the comparable period in 2002. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

                                                   Three Months Ended
                                                     September 30,
                                                     2003  vs  2002
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                    (In thousands)
 Interest-earning Assets
  Loans                                       $(262)     (703)      (965)
  Federal funds sold                             (1)      (29)       (30)
  Federal Reserve Bank stock                      -         -          -
  Federal Home Loan Bank stock                    1        (4)        (3)
  Investment securities
   Taxable                                      225      (363)      (138)
   Nontaxable                                   116       (31)        85
                                                ---     -----      -----
    Total interest income                        79    (1,130)    (1,051)

 Interest-bearing Liabilities
  Deposits                                       63      (669)      (606)
  Short-term borrowings                          (1)        -         (1)
  Long-term debt                                (35)      (37)       (72)
                                                ---     -----      -----
    Total interest expense                       27      (706)      (679)
                                                ---     -----      -----
      Net interest income                     $  52      (424)      (372)
                                                ===     =====      =====

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2003 totaled $4,887,000, a decrease of $372,000 from the comparable period in 2002. The decrease was primarily due to continued tightening in the net interest margin, from 4.41% for the third quarter, 2002 to 3.97% for the third quarter, 2003, caused by historically low market interest rates. The net interest margin (net interest income divided by average total earning assets) is a measure of the revenue generated by a financial institution's earning assets, after deducting interest expense.
The net interest margin and net interest income decreased due to rates paid for deposits and other borrowings decreasing less rapidly than rates earned on loans and other investments.

Total taxable-equivalent interest income decreased $1,051,000 from 2002 to 2003 primarily due to a 106 basis point reduction in the average rate earned on earning assets, from 6.70% for the third quarter of 2002 to 5.64% for the third quarter of 2003. This decrease was partially offset by a $15.4 million increase in average total earning assets. Average investment securities increased $29.7 million, partially offset by a $14.3 million decrease in average loans. Average loans decreased primarily because of payoffs from loan refinances and sales of new fixed-rate residential loans to the Federal Home Loan Mortgage Corporation.

The decrease in total interest income was partially offset by a $679,000 decrease in total interest expense. This decrease was due to a 72 basis point decrease in the average rate paid, slightly offset by a $6.7 million increase in average interest-bearing liabilities. Average interest-bearing deposits increased $9.5 million, while average long-term debt decreased $2.5 million. The deposit increase was primarily in regular savings and NOW account products, which increased $24.9 million on an average basis. IRAs and certificates of deposit decreased $15.4 million on an average basis when comparing the same periods. Management believes this is reflective of customer preference for highly liquid, short-term investment products during the current rate cycle. The decrease in long-term debt is due to the maturation of a $2.0 million Federal Home Loan Bank advance in June, 2002, and the early payoff of two other advances totaling $4.0 million during August, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. 2002. The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2003 as compared to the comparable period in 2002.

                                                   Nine Months Ended
                                                     September 30,
                                                     2003  vs  2002
                                               --------------------------
                                               Increase (decrease) due to:
                                               Volume     Rate     Total
                                                     (In thousands)
 Interest-earning Assets
  Loans                                      $(346)     (1,744)    (2,090)
  Federal funds sold                           (51)        (75)      (126)
  Federal Home Loan Bank stock                   3         (10)        (7)
  Investment securities
   Taxable                                     640        (689)       (49)
   Nontaxable                                  560        (134)       426
                                               ---       -----      -----
    Total interest income                      806      (2,652)    (1,846)

 Interest-bearing Liabilities
  Deposits                                     374      (1,528)    (1,154)
  Short-term borrowings                         (2)         (3)        (5)
  Long-term debt                              (179)       (113)      (292)
                                              ----       -----      -----
    Total interest expense                     193      (1,644)    (1,451)
                                              ----       -----      -----
      Net interest income                    $ 613      (1,008)      (395)
                                              ====       =====      =====

                                  -15-

Net interest income on a fully taxable-equivalent basis for the first nine months of 2003 totaled $14,822,000, a decrease of $395,000 from the first nine months of 2002. The net interest margin for the nine months ended September 30, 2003 was 4.10% compared to 4.42% for the same period in 2002.

Total interest income decreased $1,846,000 from 2002 to 2003 primarily due to an 84 basis point decrease in the average rate earned on earning assets, from 6.79% for the nine months ended September 30, 2002 to 5.95% for the same period in 2003. This decrease was partially offset by a $23.3 million increase in average total earning assets. Average investment securities increased $34.3 million, partially offset by a $6.1 million decrease in average loans and a $4.9 million decrease in average federal funds sold. Average loans decreased for the same reasons discussed previously in the "THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. 2002" section.

The decrease in total interest income was partially offset by $1,451,000 decrease in total interest expense. The decrease in total interest expense was due to a 59 basis point decrease in the average rate paid, slightly offset by a $13.9 million increase in average interest-bearing liabilities. Average interest-bearing deposits increased $18.8 million and average long-term debt decreased $4.6 million for substantially the same reasons discussed in the previous section.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. Factors taken into consideration to determine the adequacy of the allowance include historic loan loss experience; the nature, volume, and consistency of the loan portfolio; overall portfolio quality; a review of specific problem loans; and current economic conditions that may affect borrowers ability to pay. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                         2003     2002         2003     2002
                                                    (In thousands)
Balance, beginning of period           $2,003    2,000        2,000    2,000
                                        -----    -----        -----    -----
Charge-offs                               137      129          385      275
Recoveries                                  5        7           39       28
                                        -----    -----        -----    -----
Net charge-offs                           132      122          346      247
                                        -----    -----        -----    -----
Provision for loan losses                 204      122          421      247
                                        -----    -----        -----    -----
Balance, end of period                 $2,075    2,000        2,075    2,000
                                        =====    =====        =====    =====

The increase in the balance of the allowance for loan losses reflects increased consumer delinquencies and charge-offs and a portfolio with a heavier weighting of commercial loans, which are generally riskier than residential mortgage loans.

Management endeavors to use the best information available in determining the adequacy of the allowance for loan losses and believes the allowance is adequate for the dates shown above. Actual results and economic conditions, however, may differ substantially from the assumptions used above, requiring future adjustments to the allowance.

Charge-offs for the first nine months of 2003 and 2002 are attributable to:

                                       Three Months Ended    Nine months ended
                                          September 30,        September 30,
                                          2003     2002        2003     2002
                                                   (In thousands)
Commercial & industrial                   $  -       25           -       25
Residential real estate                      -       26           -       26
Consumer                                   132       66         366      189
Credit card                                  5       12          19       35
                                          ----      ---         ---      ---
Totals                                    $137      129         385      275
                                          ====      ===         ===      ===

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                     September 30,     December 31,
                                         2003             2002
                                       --------        -----------
                                           (In thousands)
Loan accounted for on
 non-accrual basis                      $  721               -
Accruing loans which are
 past due 90 days or more                  645             232
Renegotiated loans                           -               -
                                         -----             ---
   Total                                $1,366             232
                                         =====             ===

The non-accrual loans at September 30, 2003 consist of two commercial loans to the same borrower totaling $614,000 and two real estate mortgage loans secured by the same property totaling $107,000. Lebanon Citizens is currently negotiating with the borrower of the commercial loans to re-write the loans and obtain additional security and has initiated foreclosure proceedings on the mortgage loans.

Most of the increase in accruing loans which are past due 90 days or more consists of real estate mortgage loans, commercial loans, and a loan secured by agricultural land.


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

To negate the financial impact of the prepayment fees, LCNB sold $17.7 million of U.S. Agency securities bearing an average coupon rate of 5.24% during the same month and recorded a gain of $408,000 from the sales. At approximately the same time as the sales, LCNB purchased securities totaling $19.9 million and bearing an average taxable-equivalent coupon rate (some of the securities purchased were tax-exempt municipals) of 4.94%.

The transactions described were consummated to improve projected net interest margin.


NON-INTEREST INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. 2002. Not including the $408,000 gain on sale of securities recognized in August, 2002 and discussed above, non-interest income for the third quarter of 2003 was $418,000 or 33.2% greater than the third quarter of 2002. The increase was primarily due to increased activity in the real estate mortgage loan secondary market and increased service charges and fees. Gains from sales of mortgage loans increased $171,000 due to an increase in the volume of loans sold during the third quarter, 2003 as compared to the third quarter, 2002. Service charges and fees increased $225,000 primarily due to the introduction of a new overdraft protection program and an increase in rates charged on non-sufficient funds.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. 2002. Not including the $408,000 gain on sale of securities discussed above, non-interest income for the first nine months of 2003 was $1,218,000 or 33.7% greater than for the 2002 period. The increase was primarily due to a $639,000 increase in gains from sales of mortgage loans, a $385,000 increase in service charges and fees, and a $235,000 increase in insurance agency commissions. Gains from sales of mortgage loans and service charges and fees increased for substantially the same reason mentioned above. In addition to commissions received on new and renewing policies, the increase in insurance agency income for the nine-month period includes a $55,000 increase in contingency commissions recognized during the first quarter. Contingency commissions are profit sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premiums. As such, the amount received each year can vary significantly depending on loss experience.

NON-INTEREST EXPENSE

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. 2002. Other non-interest expenses for the third quarter, 2002 included the $425,000 prepayment fee on Federal Home Loan Bank notes previously discussed and $169,000 in training and conversion expenses for LCNB's conversion to a new data processing system, completed in September, 2002. Not including these two items, total non-interest expense for the third quarter, 2003 was $156,000 or 4.0% greater than for the third quarter, 2002. The increase was primarily due to increases in salaries and wages and other non-interest expenses. Salaries and wages increased $60,000 or 3.6% primarily due to routine salary and wage increases. Other non-interest expenses increased $60,000 due primarily to legal and other professional expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. 2002. Other non-interest expenses for the nine months ended September 30, 2002 included the $425,000 prepayment fee on Federal Home Loan Bank notes and $184,000 in training and conversion expenses for LCNB's data processing system conversion. Not including these two items, total non-interest expense increased $560,000 or 5.0% during the first nine months of 2003 compared with the same period in 2002. The increase was primarily due to a $232,000 or 4.7% increase in salaries and wages, a $147,000 increase in equipment expenses, and a $193,000 increase in other non-interest expenses. These increases were partially offset by an $81,000 decrease in ATM expense. Salaries and wages increased primarily due to routine salary and wage increases. Equipment expenses increased primarily due to rental costs for a new phone system installed during 2002 and to depreciation charges on new furniture, computer hardware, and computer software purchased during the last quarter of 2002 and the first nine months of 2003. Other non-interest expenses increased primarily due to legal and other professional expenses. ATM expense decreased primarily due to a change in the ATM transaction processor.

FINANCIAL CONDITION
The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                 CONDENSED QUARTERLY AVERAGE BALANCE SHEETS
                                 ------------------------------------------
                                    September 30,  June 30,    March 31,
                                         2003        2003         2003
                                                 (In thousands)
ASSETS
Interest-earning:
  Federal funds sold                  $ 17,016      18,415      14,246
  Investment securities                152,989     147,450     137,834
  Loans                                318,357     320,357     324,666
                                       -------     -------     -------
Total interest-earning assets          488,362     486,222     476,746

Noninterest-earning:
  Cash and due from banks               14,019      13,441      14,065
  All other assets                      19,210      19,233      19,058
  Allowance for credit losses           (2,031)     (2,004)     (2,005)
                                       -------     -------     -------
Total assets                          $519,560     516,892     507,864
                                       =======     =======     =======

LIABILITIES
Interest-bearing:
  Interest-bearing deposits           $390,455     389,951     383,986
  Short-term borrowings                    731         623         624
  Long-term debt                         6,218       6,233       6,246
                                       -------     -------     -------
Total interest-bearing liabilities     397,404     396,807     390,856

Noninterest-bearing:
  Noninterest-bearing deposits          65,147      63,004      61,194
  All other liabilities                  3,560       3,397       3,141
                                       -------     -------     -------
Total liabilities                      466,111     463,208     455,191

SHAREHOLDERS' EQUITY                    53,449      53,684      52,673
                                       -------     -------     -------
Total liabilities and shareholders'
  equity                              $519,560     516,892     507,864
                                       =======     =======     =======

Average total interest-earning assets increased approximately $2.1 million or 0.4% during the third quarter, 2003 compared to the second quarter, 2003. The growth was in investment securities, which increased $5.5 million or 3.8% on an average basis. Partially offsetting this increase were decreases in average loans and average federal funds sold of $2.0 million and $1.4 million, respectively. The decrease in average loans was primarily due to the real estate loan portfolio, which decreased $4.9 million on an average basis. The decrease was due to payoffs on loans refinanced combined with an historically high volume of loans originated and sold. Partially offsetting the real estate loan decrease was a $3.9 million increase in average commercial loans. With limited opportunities to invest deposit growth in the loan portfolio, management purchased additional investment securities available for sale, which can readily be sold if the funds should be needed for future loan growth.

Total average interest-bearing liabilities for the third quarter, 2003, were $597,000 or 0.2% greater than for the second quarter, 2003. The growth was primarily in interest-bearing deposits, which increased $504,000 on an average basis. Highly liquid savings and NOW account products increased $625,000 and club accounts increased $215,000, partially offset by a decrease of $336,000 in certificate of deposit and IRA accounts. Management believes the growth in the liquid products reflects investor preference for short-term, highly liquid investments during the current economic cycle. This means much of the recent savings deposit growth could be quickly withdrawn if interest rates increase. Management is attempting to lock in a portion of these funds by offering special rates and terms on selected certificate of deposit products.

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

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy. The highest "well-capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier 1 risk-based, and 5% for leverage. As of the most recent notification from their regulators, Lebanon Citizens and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since the last notification that would change Lebanon Citizens' or LCNB's category.

A summary of the regulatory capital and capital ratios of LCNB follows:

                                             At                At
                                        September 30,      December 31,
                                            2003              2002
                                           (Dollars in thousands)
Regulatory Capital:
 Shareholders' equity                     $51,732             51,930
 Goodwill and other intangibles            (2,698)            (3,121)
 Net unrealized securities gains           (1,940)            (2,242)
                                           ------             ------
   Tier 1 risk-based capital               47,094             46,567

Eligible allowance for loan losses          2,075              2,000
                                           ------             ------
  Total risk-based capital                $49,169             48,567
                                           ======             ======

Capital Ratios:
Total risk-based                            15.16%             15.36%
Tier 1 risk-based                           14.52%             14.73%
Leverage                                     9.18%              9.21%

Minimum Required Capital Ratios:
 Total risk-based                            8.00%              8.00%
 Tier 1 risk-based                           4.00%              4.00%
 Tier 1 leverage                             3.00%              3.00%

                                  -22-

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue. The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program" LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker. Through September 30, 2003, 14,053 shares had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time. Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks by LCNB will be considered on a case-by-case basis and will be made at prevailing market prices. A total of 72,222 shares had been purchased under this program at September 30, 2003.


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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold and securities available for sale. At September 30, 2003, LCNB liquid assets amounted to $183.8 million or 35.2% of total gross assets, an increase from $161.8 million or 31.9% at December 31, 2002.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Approximately 88.9% of total deposits at September 30, 2003 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. LCNB does not currently hold any security investments of the types covered by this SFAS and is therefore not affected by its provisions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

For a discussion of LCNB's asset and liability management policies and gap analysis for the year ended December 31, 2002 see Item 7A, Quantitative and Qualitative Disclosures about Market Risks, in the Form 10-K for the year ended December 31, 2002. There have been no material changes in LCNB's market risks, which for LCNB is primarily interest rate risk.


Item 4.  Controls and Procedures

a) Disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded, that as of September 30, 2003, LCNB's disclosure controls and procedures were adequate.

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

           31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

           32 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K
         Form 8-K dated July 15, 2003, reporting under Item 9 the issuance of a press release announcing earnings of LCNB for the six months ended June 30, 2003.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LCNB Corp.
Registrant


/s/ Stephen P. Wilson                 /s/Steve P. Foster
-------------------------             -------------------------
Stephen P. Wilson                     Steve P. Foster
President, CEO & Chairman             Executive Vice President
of the Board of Directors             and Chief Financial Officer
November 3, 2003                      November 3, 2003