Form 10-K
period 2003-12-31
LCNB CORP
filed 2004-03-01
CIK 1074902

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-K

 (MARK ONE),

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

                                    or

(    )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from           to
                                                    ---------    ---------
                       Commission file number  000-26121
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  (   )

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).                      Yes ( X )    No (   )

The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service. Management is aware of a sale of the issuer's shares for $69.50 per share on February 25, 2004. Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $99,796,926.50.

As of February 27, 2004, 1,686,214 common shares were issued and outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 13, 2004, dated March 12, 2004, are incorporated by reference into Part III.

                                   LCNB Corp.
                      For the year ended December 31, 2003
                                TABLE OF CONTENTS

                                                                   Page
PART I.

     Item 1.  Business . . . . . . . . . .  . . . . . . . . . . . 3-17
     Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .18
     Item 3.  Legal proceedings. . . . . . . . . . . . . . . . . . .19
     Item 4.  Submission of matters to a vote of security holders. .19

Part II.

     Item 5.  Market for registrant's common equity and
               related stockholder matters . . . . . . . . . . . . .20
     Item 6.  Selected financial data. . . . . . . . . . . . . . 21-22
     Item 7.  Management's discussion and analysis of
               financial condition and results of operations . . 23-38
     Item 7A. Quantitative and qualitative disclosures about
               market risk . . . . . . . . . . . . . . . . . . . 39-41
     Item 8.  Financial statements and supplementary data. . . . . .42
     Item 9.  Changes in and disagreements with accountants
               on accounting and financial disclosure. . . . . . . .42
     Item 9A. Controls and procedures. . . . . . . . . . . . . . . .42

Part III.

     Item 10. Directors and executive officers of the registrant . .43
     Item 11. Executive compensation. . . . . . . . . . . . . . . . 43
     Item 12. Security ownership of certain beneficial owners
               and management. . . . . . . . . . . . . . . . . . . .43
     Item 13. Certain relationships and related transactions . . . .43
     Item 14. Principal accounting fees and services . . . . . . . .43

PART IV.

     Item 15. Exhibits, financial statement schedules, and
               Reports on 8-K. . . . . . . . . . . . . . . . . . . .44

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .45


                                    PART I

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

Lebanon Citizens is a full service community bank offering a wide range of commercial and personal banking services. Deposit services include checking accounts, NOW accounts, savings accounts, Christmas and vacation savings, money market deposit accounts, Classic 50 accounts (a Senior Citizen program), individual retirement accounts, and certificates of deposit. Deposits of Lebanon Citizens are insured up to applicable limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

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

Other services offered include safe deposit boxes, night depositories, U.S. savings bonds, travelers' checks, money orders, cashier's checks, bank-by-mail, ATMs, cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer based cash management services, 24 hour telephone banking, PC Internet banking, and other services tailored for both individuals and businesses.

Lebanon Citizens is not dependent upon any one significant customer or specific industry. Business is not seasonal to any material degree.

The address of the main office of Lebanon Citizens is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414. Its primary market area encompasses all of Butler and Warren Counties and portions of Clinton, Clermont and Hamilton Counties.

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

Effective September 1, 2002, Dakin purchased substantially all of the insurance renewal rights and client list of an insurance agency located in Dayton, Ohio. As part of the purchase, Dakin will receive all commission income received after September 1, 2002, and assignments of agency agreements that the agency has with insurers with whom Dakin does not already have an agreement. In consideration for the assets purchased, Dakin will pay to the seller certain percentages of the commissions received from the agency's customer base over a four-year period.

Competition

Lebanon Citizens faces strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the wide spread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. Lebanon Citizens competes with other national and state banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in its market and elsewhere, many of whom have substantially larger financial and managerial resources.

Lebanon Citizens seeks to minimize the competitive effect of other financial corporations through a community banking approach that emphasizes direct customer access to Lebanon Citizens' president and other officers in an environment conducive to friendly, informed, and courteous personal services. Management believes that Lebanon Citizens is well positioned to compete successfully in its primary market area. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.

Management believes the commitment of Lebanon Citizens to personal service, innovation, and involvement in the communities and primary market areas it serves, as well as its commitment to quality community banking service, are factors that contribute to its competitive advantage.

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


Supervision and Regulation

The Sarbanes-Oxley Act of 2002 ("SOA") was signed into law by President George W. Bush on July 30, 2002. The purpose of SOA is to strengthen accounting oversight and corporate accountability by enhancing disclosure requirements, increasing accounting and auditor regulation, creating new federal crimes, and increasing penalties for existing federal crimes. SOA directly impacts publicly traded companies, certified public accounting firms auditing public companies, attorneys who work for public companies or have public companies as clients, brokerage firms, investment bankers, and financial analysts who work for brokerage firms or investment bankers. Key provisions affecting LCNB include:

1. Certification of financial reports by chief executive officers ("CEOs") and chief financial officers ("CFOs"), who are responsible for designing and monitoring internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to the certifying officers by others within the company;

2. Inclusion of an internal controls report in annual reports that include management's assessment of the effectiveness of a company's internal controls over financial reporting and a report by the company's auditors attesting to management's assessment of internal controls;

3. Accelerated reporting of stock trades on Form 4 by directors and executive officers;

4. Disgorgement requirements of incentive pay or stock-based compensation profits received within twelve months of the release of financial statements if the company is later required to restate those financial statements due to material noncompliance with any financial reporting requirement that resulted from misconduct;

5. Disclosure in a company's periodic reports if it has adopted a code of ethics for its CFO and principal accounting officer or controller and immediate disclosure of any change in or waiver of this code of ethics;

6. Disclosure in a company's periodic reports if at least one member of the audit committee is a "financial expert," as that term is defined by the Securities and Exchange Commission ("SEC"); and

7. Implementation of new duties and responsibilities for a company's audit committee, including independence requirements, the direct responsibility to appoint the outside auditing firm and to provide oversight of the auditing firm's work, and a requirement to establish procedures for the receipt, retention, and treatment of complaints from a company's employees regarding questionable accounting, internal control, or auditing matters.

Some SOA provisions became effective upon enactment; others have delayed implementation or must await rulemaking by the SEC. In addition, the SEC adopted final rules on September 5, 2002, requiring accelerated filing of quarterly and annual reports by a newly defined class of "accelerated filers." After an initial three-year phase-in period, accelerated filers will be required to file their annual reports on Form 10-K no later than 60 days after fiscal year end and their quarterly reports on Form 10-Q no later than 35 days after fiscal quarter ends. LCNB meets the requirements for accelerated filing.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") Substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and several other federal banking statutes. Among its many reforms, FDICIA:

    1. Required regulatory agencies to take "prompt corrective action" with financial institutions that do not meet minimum capital requirements;

    2. Established five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized;

    3. Imposed significant restrictions on the operations of a financial institution that is not rated well-capitalized or adequately capitalized;

    4. Prohibited a depository institution from making any capital distributions, including payments of dividends, or paying any management fee to its holding company if the institution would be undercapitalized as a result;

    5. Implemented a risk-based premium system;

    6. Required an audit committee to be comprised of independent, outside directors;

    7. Required a financial institution with more than $500 million in total assets to issue annual, audited financial statements prepared in conformity with U.S. generally accepted accounting principles; and

    8. Required a financial institution with more than $500 million in total assets to document, evaluate, and report on the effectiveness of the entity's internal control system and required an independent public accountant to attest to management's assertions concerning the bank's internal control system.

At December 31, 2003, Lebanon Citizens was well capitalized based on FDICIA's guidelines.

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

A substantial portion of LCNB's cash revenues is derived from dividends paid by Lebanon Citizens. These dividends are subject to various legal and regulatory restrictions. Generally, dividends are limited to the aggregate of current year net income plus the retained net earnings, as defined, of the two most previous prior years. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.


Employees

As of December 31, 2003, LCNB, Lebanon Citizens, and Dakin employed 217 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement. Management considers its relationship with its employees to be very good. Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within Lebanon Citizens' market area.


Availability of Financial Information

LCNB files unaudited quarterly financial reports on Form 10-Q, annual financial reports on Form 10-K, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission ("SEC"). Copies of these reports are available free of charge in the shareholder information section of Lebanon Citizens' web site, www.lcnb.com, as soon as reasonably practicable after they are electronically filed or furnished to the SEC or by writing to:

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


STATISTICAL INFORMATION

The following tables and certain tables appearing in Item 7, Management's Discussion and Analysis, present additional statistical information about LCNB Corp. and its operations and financial condition. They should be read in conjunction with the consolidated financial statements and related notes and the discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.


Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

The table presenting an average balance sheet, interest income and expense, and the resultant average yield for average interest-earning assets and average interest-bearing liabilities is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The table analyzing changes in interest income and expense by volume and rate is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:
                                              At December 31,
                                              ---------------
                                     2003          2002         2001
                                          (Dollars in thousands)
Securities available for sale:
U.S. Treasury notes               $  2,149         1,019         2,044
U.S. Agency notes                   61,822        47,089        36,328
U.S. Agency mortgage-back
 Securities                         20,988        19,052         9,570
Municipal securities                65,980        69,018        50,668
                                   -------       -------       -------
    Total securities available
     for sale                      150,939       136,178        98,610
Federal Reserve Bank Stock             647           647           647
Federal Home Loan Bank Stock         2,315         2,224         2,125
                                   -------       -------       -------
    Total securities              $153,901       139,049       101,382
                                   =======       =======       =======

Contractual maturities of debt securities at December 31, 2003, were as follows. Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.


                                 Amortized      Market
                                    Cost         Value         Yield
                                 ---------      ------         -----
                                         (Dollars in thousands)
U.S. Treasury notes:
 Within one year                  $      -             -             -%
 One to five years                   2,137         2,149          2.02%
 Five to ten years                       -             -             -%
 After ten years                         -             -             -%
                                   -------       -------         -----
   Total U.S Treasury notes       $  2,137         2,149          2.02%
                                   -------       -------         -----
U.S. Agency notes:
 Within one year                  $  2,014         2,039          4.89%
 One to five years                  57,367        57,752          2.74%
 Five to ten years                   2,016         2,031          3.62%
 After ten years                         -             -             -%
                                   -------       -------         -----
   Total U.S. Agency notes        $ 61,397        61,822          2.84%
                                   -------       -------         -----
Municipal securities (1):
 Within one year                  $ 12,234        12,412          5.01%
 One to five years                  30,078        31,322          4.96%
 Five to ten years                  15,247        15,660          5.21%
 After ten years                     6,140         6,586          7.28%
                                   -------       -------         -----
   Total Municipal securities     $ 63,699        65,980          5.25%
                                   -------       -------         -----
U.S. Agency mortgage-backed
 securities                       $ 20,951        20,988          3.95%
                                   -------       -------         -----
                                  $148,184       150,939          4.02%
                                   =======       =======         =====

  (1) Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any one issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2003.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:
                                              At December 31,
                                              ---------------
                                 2003     2002     2001     2000     1999
                                          (Dollars in thousands)
Commercial and industrial     $ 30,519   35,198   40,486   36,449   26,347
Commercial, secured by
 real estate                    99,461   80,882   72,477   59,043   56,671
Residential real estate        139,305  151,502  165,710  185,013  162,087
Consumer, excluding
 credit card                    43,283   51,184   41,006   40,860   36,402
Agricultural                     1,192    1,314    2,020    2,238    2,343
Credit card                      2,707    2,689    2,658    3,049    2,764
Lease Financing                    588    1,256    2,088    2,219      183
Other                              212       57      112      863      285
                               -------  -------  -------  -------  -------
    Total loans                317,267  324,082  326,557  329,734  287,082

Deferred costs, net                566      750      608      705      526
                               -------  -------  -------  -------  -------
                               317,833  324,832  327,165  330,439  287,608
Allowance for loan losses       (2,150)  (2,000)  (2,000)  (2,000)  (2,000)
                               -------  -------  -------  -------  -------
    Loans, net                $315,683  322,832  325,165  328,439  285,608
                               =======  =======  =======  =======  =======


As of December 31, 2003, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following tables summarize the commercial and agricultural loan maturities and sensitivities to interest rate changes at December 31, 2003:

                                               (Dollars in thousands)
                                               ----------------------
Maturing in one year or less                          $ 34,099
Maturing after one year, but within five years           6,933
Maturing beyond five years                              90,140
                                                       -------
    Total commercial and agricultural loans           $131,172
                                                       =======
Loans maturing beyond one year:
  Fixed rate                                          $ 49,454
  Variable rate                                         47,619
                                                       -------
    Total                                             $ 97,073
                                                       =======

Risk Elements

The accrual of interest on impaired loans is discontinued when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. Generally, loans are placed on non-accrual status at ninety days past due, unless the loan is well-secured and in the process of collection. Subsequent cash receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured. The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for loan losses.

A summary of accruing loans past due 90 days or more at December 31, follows:

                                    Accruing loans past due 90 days
                                    -------------------------------
                                        (Dollars in thousands)
                                       2003                $2,442
                                       2002                   232
                                       2001                   146
                                       2000                   111
                                       1999                    68

Approximately $2,030,000 of the increase at December 31, 2003 was due to related commercial loans secured by a combination of mortgage and other liens. These loans are considered well-secured and in the process of collection. After receipt of specified payments in accordance with a negotiated agreement, Lebanon Citizens will re-write the remaining balance of the loans. The increase at December 31, 2002 was due to installment loans and residential mortgage loans. There were no commercial loans in the "accruing loans past due 90 days or more" category at December 31, 2002 or 2001.

Nonaccrual loans at December 31, 2003 totaled $794,000, which included a commercial loan in the amount of $564,000 and a consumer loan in the amount of $146,000. There were no nonaccrual loans at December 31 for each of the years ended 1999 through 2002. Interest income that would have been recorded during 2003 if loans on a nonaccrual status at December 31, 2003 had been current and in accordance with their original terms was approximately $72,000. Interest income that would have been recorded in each of the years 1999 through 2002 for loans on nonaccrual status was not material. There were no restructured loans at December 31, 1999 through 2003. For each of the years ended December 31, 1999 through 2002, the recorded investments in loans for which impairment has been recognized in accordance with SFAS Statement No. 114 was not material. Loans that were considered to be impaired in accordance with SFAS No. 114 totaled $2,824,000 at December 31, 2003, of which $2,740,000 had a related allowance for loan losses of $674,000 and $84,000 did not have a related allowance for loan losses. The average balance of these impaired loans during 2003 was $2,857,000. During 2003, the Company accrued interest income totaling $183,000 on impaired loans classified as past due 90 days or more and still accruing because they are considered well-secured and in the process of collection.

LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2003, there were no material additional loans not already disclosed as nonaccrual, restructured, or accruing loans past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity relating to the allowance for loan losses is included in Item 7,
Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the allocation of the allowance for loan loss.
                                                           At December 31,
                        -----------------------------------------------------------------------------------
                               2003             2002             2001            2000              1999
                        ---------------   ---------------  --------------   --------------    -------------
                                Percent           Percent          Percent         Percent          Percent
                               of Loans          of Loans         of Loans        of Loans         of Loans
                               to Total          to Total         to Total        to Total         to Total
                        Amount   Loans    Amount   Loans   Amount   Loans   Amount  Loans    Amount  Loans
                                                       (Dollars in thousands)
Commercial and
  industrial          $1,069     9.62%     744    10.86%     647    12.40%   381    11.05%     304    9.17%
Commercial, secured
  by real estate           -    31.35        -    24.96        -    22.19      -    17.91        -   19.74
Residential real
  estate                   -    43.91        -    46.75        -    50.75      -    56.11        -   56.45
Consumer                 676    13.64      871    15.79      774    12.56    714    12.39      514   12.70
Agricultural               -     0.38        -     0.40        -     0.62      -     0.68        -    0.82
Credit card               42     0.85       77     0.83       82     0.81     40     0.93       38    0.96
Lease financing            -     0.07        -     0.39        -     0.64      -     0.67        -    0.06
Other                      -     0.18        -     0.02        -     0.03      -     0.26        -    0.10
Unallocated              363               308               497             865             1,144
                       -----   ------    -----   ------    -----   ------  -----   ------    -----  ------
    Total             $2,150   100.00%   2,000   100.00%   2,000   100.00% 2,000   100.00%   2,000  100.00%
                       =====   ======    =====   ======    =====   ======  =====   ======    =====  ======

This allocation is made for analytical purposes.  The total allowance is available to absorb losses from any category of the portfolio.  Consumer and credit card allocations were less at December 31, 2003 as compared to December 31, 2002 because of general economic improvements in late 2003.  The commercial and industrial allocation was greater at December 31, 2003 to reflect increased delinquencies.

                                                     -16-

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of
$100,000 or more at December 31, 2003:
                                     (Dollars in thousands)
                                     ----------------------
     Maturity within 3 months               $ 9,256
     After 3 but within 6 months              3,089
     After 6 but within 12 months             1,836
     After 12 months                         26,446
                                             ------
                                            $40,627
                                             ======


Return of Equity and Assets

The statistical information regarding the return on assets, return on equity, dividend payout ratio, and equity to assets ratio is presented in Item 6, Selected Financial Data.

Item 2.  Properties

Lebanon Citizens conducts its business from the following offices:

        Name of Office               Address
        --------------               -------
   1.  Main Office                 2 North Broadway                Owned
                                   Lebanon, Ohio 45036
   2.  Auto Bank                   36 North Broadway               Owned
                                   Lebanon, Ohio 45036
   3.  Columbus Avenue Office      730 Columbus Avenue             Owned (2)
                                   Lebanon, Ohio 45036
   4.  Goshen Office               6726 Dick Flynn Blvd.           Owned (2)
                                   Goshen, Ohio 45122
   5.  Hamilton Office             794 NW Washington Blvd.         Owned
                                   Hamilton, Ohio 45013
   6.  Hunter Office               3878 State Route 122            Owned
                                   Franklin, Ohio 45005
   7.  Loveland Office             615 West Loveland Avenue        Owned
                                   Loveland, Ohio 45140
   8.  Maineville Office           7795 South State Route 48       Owned (2)
                                   Maineville, Ohio 45039
   9.  Mason/West Chester Office   1050 Reading Road               Owned
                                   Mason, Ohio 45040
  10.  Middletown Office           4441 Marie Drive                Owned
                                   Middletown, Ohio 45044
  11.  Okeana Office               6225 Cincinnati-Brookville Road Owned
                                   Okeana, Ohio 45053
  12.  Otterbein Office            State Route 741                 Leased
                                   Lebanon, Ohio 45036
  13.  Oxford Office               30 West Park Place              (1) (3)
                                   Oxford, Ohio 45056
  14.  Rochester/Morrow Office     Route 22-3 at 123               Owned
                                   Morrow, Ohio 45152
  15.  South Lebanon Office        209 East Forrest Street         Leased
                                   South Lebanon, Ohio 45065
  16.  Springboro/Franklin Office  525 West Central Avenue         Owned (2)
                                   Springboro, Ohio 45066
  17.  Waynesville Office          9 North Main Street             Owned (2)
                                   Waynesville, Ohio 45068
  18.  Wilmington Office           1243 Rombach Avenue             Owned (2)
                                   Wilmington, Ohio 45177

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



Item 4.  Submission of Matters to a Vote of Security Holders

None

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     LCNB had approximately 630 registered holders of its Common Stock as of December 31, 2003. The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder. The Common Stock is currently traded on the Nasdaq Over-The-Counter Bulletin Board service under the symbol "LCNB". Several market-makers facilitate the trading of the shares of Common Stock. Trade prices for shares of LCNB Common Stock, reported through registered securities dealers, are set forth below. Trades have occurred during the periods indicated without the knowledge of LCNB. The trade prices shown below are interdealer without retail markups, markdowns or commissions.


                                    High          Low
                                    ----          ---
2003
----
First Quarter                      $55.00       $49.50
Second Quarter                      58.50        52.00
Third Quarter                       85.00        58.00
Fourth Quarter                      76.00        65.25

2002
----
First Quarter                      $44.00       $39.00
Second Quarter                      45.00        42.50
Third Quarter                       60.00        43.26
Fourth Quarter                      60.50        46.00


The following table presents cash dividends per share declared and paid in the periods shown:


                                    2003         2002
                                    ----         ----
First Quarter                      $0.525        0.50
Second Quarter                      0.525        0.50
Third Quarter                       0.525        0.50
Fourth Quarter                      0.550        0.525
                                   ------        -----
Total                              $2.125        2.025
                                   ======        =====

It is expected that LCNB will continue to pay dividends on a similar schedule, to the extent permitted by business and other factors beyond management's control. LCNB depends on dividends from its subsidiaries for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders. National banking law limits the amount of dividends the Bank may pay to the sum of retained net income, as defined, for the current year plus net income retained for the previous two years. Prior approval from the Office of the Comptroller of the Currency, the Bank's primary regulator, would be necessary for the Bank to pay dividends in excess of this amount. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. Management believes the Bank will be able to pay anticipated dividends to LCNB without needing to request approval.


Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 1999 through 2003 and are derived from LCNB Corp's consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and the notes thereto included in
Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

                                  For the Years Ended December 31,
                                  --------------------------------
                            2003       2002       2001       2000       1999
                                       (Dollars in thousands,
                                  except ratios and data per share)
Income Statement
 Interest Income        $ 27,437     30,163     32,164     32,151     29,689
 Interest Expense          8,680     10,670     14,340     15,922     13,282
                         -------    -------    -------    -------    -------
 Net Interest Income      18,757     19,493     17,824     16,229     16,407
 Provision for Loan Losses   658        348        237        197        208
                         -------    -------    -------    -------    -------
   Net Interest Income
    after Provision       18,099     19,145     17,587     16,032     16,199
 Other Operating Income    6,797      5,623      4,842      4,400      4,372
 Operating Expenses       15,725     15,705     13,922     13,101     12,673
                         -------    -------    -------    -------    -------
 Income before
  Income Taxes             9,171      9,063      8,507      7,331      7,898
 Provision for
  Income Taxes             2,434      2,523      2,440      2,091      2,323
                         -------    -------    -------    -------    -------
     Net Income         $  6,737      6,540      6,067      5,240      5,575
                         =======    =======    =======    =======    =======
Balance Sheet
 Securities             $153,901    139,049    101,382     84,894    105,558
 Loans - net             315,683    322,832    325,165    328,439    285,608
 Total Assets            523,608    506,751    480,435    451,000    439,238
 Total Deposits          463,033    442,220    414,772    394,786    391,569
 Long-Term Debt            4,197      6,253     12,306      6,356        403
 Total Shareholders'
  Equity                  52,448     51,930     49,507     46,310     42,687
Selected Financial Ratios
and Other Data
 Return on average
  assets                   1.31%      1.32%      1.30%      1.17%      1.29%
 Return on average
  equity                  12.64%     13.00%     12.50%     11.84%     13.01%
 Equity-to-assets
  ratio                   10.02%     10.25%     10.30%     10.27%      9.72%
 Dividend payout
  ratio                   53.93%     53.43%     53.94%     61.02%     50.96%
 Basic and diluted
  earnings per share (1)  $3.94       3.79       3.43       2.95       3.14
Dividends declared
  per share (1)           $2.125      2.025      1.85       1.80       1.60

  (1) All per share data have been adjusted to reflect the ten-for-one stock exchange in 1999 and the pooling of interests accounting method for the Dakin acquisition in 2000.

                                    -22-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

The following is management's discussion and analysis of financial condition and results of operations of the financial condition and results of operations of LCNB Corp. ("LCNB"). It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2003 Annual Report to Shareholders.


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


Net Income

LCNB earned $6,737,000 in 2003 compared to $6,540,000 in 2002. Basic and diluted earnings per share were $3.94, a 3.96% or $0.15 per share increase from 2002. Performance ratios for 2003 included a return on average assets of 1.31% and a return on average equity of 12.64% compared to ratios of 1.32% and 13.00%, respectively, for 2002.

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

                                                     Years ended December 31,
                                                     ------------------------
                                     2003                           2002                            2001
                                     ----                           ----                            ----
                          Average   Interest  Average     Average   Interest  Average     Average   Interest  Average
                       Outstanding  Earned/   Yield/   Outstanding  Earned/   Yield/   Outstanding  Earned/   Yield/
                          Balance    Paid      Rate       Balance    Paid      Rate       Balance    Paid      Rate
                                                           (Dollars in thousands)
Loans(1)                 $319,771   $22,007    6.88%     $327,561  $24,821     7.58%     $332,634   $27,309    8.21%
Federal funds sold         17,089       177    1.04        21,551      339     1.57        19,080       667    3.50
Federal Reserve
 Bank stock                   647        39    6.03           647       39     6.03           647        39    6.03
Federal Home Loan
 Bank stock                 2,258        90    3.99         2,165      100     4.62         1,957       132    6.75
Investment securities:
 Taxable                   87,273     3,040    3.48        66,577    3,068     4.61        47,394     2,601    5.49
 Non-taxable(2)            57,886     3,182    5.50        47,107    2,765     5.87        33,592     2,211    6.58
                          -------    ------               -------   ------                -------    ------
Total earning assets      484,924    28,535    5.88       465,608   31,132     6.69       435,304    32,959    7.57
Non-earning assets         33,265                          33,247                          33,705
Allowance for
 loan losses               (2,037)                         (2,002)                         (2,002)
                          -------                         -------                         -------
Total assets             $516,152                        $496,853                        $467,007
                          =======                         =======                         =======

Savings deposits         $119,838     1,458    1.22      $108,768    1,708     1.57        96,440    2,529     2.62
NOW and money fund         95,234       702    0.74        84,562      918     1.09        81,204    1,925     2.37
IRA and time
 certificates             172,963     6,235    3.60       180,990    7,476     4.13       175,098    9,283     5.30
Short-term debt               681         6    0.88           957       13     1.36           964       33     3.42
Long-term debt              6,115       279    4.56         9,699      555     5.72         8,062      570     7.07
                          -------    ------               -------   ------                -------   ------
Total interest-bearing
 liabilities              394,831     8,680    2.20       384,976   10,670     2.77       361,768   14,340     3.96
                                     ------                         ------                          ------



                                                     Years ended December 31,
                                                     ------------------------
                                     2003                           2002                            2001
                                     ----                           ----                            ----
                          Average   Interest  Average     Average   Interest  Average     Average   Interest  Average
                       Outstanding  Earned/   Yield/   Outstanding  Earned/   Yield/   Outstanding  Earned/   Yield/
                          Balance    Paid      Rate       Balance    Paid      Rate       Balance    Paid      Rate
                                                           (Dollars in thousands)

Demand deposits            64,686                          58,620                          53,959
Other liabilities           3,315                           2,950                           2,723
Capital                    53,320                          50,307                          48,557
                          -------                         -------                         -------
Total liabilities
 and capital             $516,152                        $496,853                        $467,007
                          =======                         =======                         =======
Net interest rate
 spread(3)                                     3.68                            3.92                            3.61

Net interest margin on
 a taxable equivalent
 basis(4)                            19,855    4.09                $20,462     4.39                $18,619     4.28
                                     ======                         ======                          ======
Ratio of interest-earning
assets to interest-bearing
liabilities                122.82%                         120.94%                         120.33%

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

                                                          -25-

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

                              For the years ended December 31,
                              --------------------------------
                          2003 vs. 2002               2002 vs. 2001
                          -------------               -------------
                     Increase (decrease) due to   Increase (decrease) due to
                     --------------------------   --------------------------
                       Volume     Rate   Total     Volume    Rate     Total
                                      (Dollars in thousands)
Interest income
 attributable to:
Loans (1)              $ (579)  (2,235) (2,814)     (411) (2,077)   (2,488)
Federal funds sold        (61)    (101)   (162)       77    (405)     (328)
Federal Home Loan
  Bank stock                4      (14)    (10)       13     (45)      (32)
Investment securities:
  Taxable                 823     (851)    (28)      932    (465)      467
  Non-taxable(2)          602     (185)    417       814    (260)      554
                        -----    -----   -----     -----   -----     -----
Total interest income     789   (3,386) (2,597)    1,425  (3,252)   (1,827)

Interest expense
 attributable to:
Savings deposits          162     (412)   (250)      292  (1,113)     (821)
NOW and money fund        106     (322)   (216)       77  (1,084)   (1,007)
IRA and time
  certificates           (321)    (920) (1,241)      303  (2,110)   (1,807)
Short-term borrowings      (3)      (4)     (7)        -     (20)      (20)
Long-term debt           (178)     (98)   (276)      105    (120)      (15)
                        -----    -----   -----     -----   -----     -----
Total interest expense   (234)  (1,756) (1,990)      777  (4,447)   (3,670)
                        -----    -----   -----     -----   -----     -----
Net interest income    $1,023   (1,630)   (607)      648   1,195     1,843
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

                                    -26-

2003 vs. 2002. Tax equivalent interest income decreased $2,597,000 primarily due to an 81 basis point (a basis point equals 0.01%) decline in the average rate earned on average interest-earning assets, partially offset by a $19.3 million increase in average interest-earning assets. The increase in average interest-earning assets was due to increases in the investment securities portfolio, which grew $31.5 million on an average basis. The average rate earned decreased primarily because of continued general market wide decreases in interest rates.

Interest expense decreased $1,990,000 because of a 57 basis point decrease in the average rate paid for deposits and borrowings, partially offset by a $9.9 million increase in average interest-bearing liabilities. The decrease in average rates paid was also due to the general decline in market rates discussed above. The increase in average interest-bearing liabilities was in average savings deposits, which increased $11.1 million, and in average NOW and money fund deposits, which increased $10.7 million. IRA and time certificates decreased $8.0 million and long term borrowings decreased $3.6 million. Management believes that, due to the current declining rate economic environment, investors are showing a preference for highly liquid, short-term instruments. This means much of the growth in savings deposits during the past several years could be quickly withdrawn if interest rates increase. Management is attempting to lock-in a portion of these funds by offering special rates and terms on selected certificate of deposit products.

Average long-term borrowings decreased primarily due to the early payoff in August, 2002 of $4.0 million in Federal Home Loan Bank ("FHLB") notes with an average interest rate of 7.72%, which otherwise would have been due in June, 2004 and June, 2005. The prepayment fees on the early payoffs totaled approximately $425,000, which is included in other non-interest expenses in the 2002 consolidated statements of income.

To negate the financial impact of the prepayment fees, LCNB sold $17.7 million of U.S. Agency securities bearing an average coupon rate of 5.24% during August, 2002 and recorded a gain of $408,000 from the sales. At approximately the same time as the sales, LCNB purchased securities totaling $19.9 million and bearing an average tax-equivalent coupon rate (some of the securities purchased were tax-exempt municipals) of 4.94%.

The transactions described were consummated to minimize the anticipated decline in net interest margin. Another $2.0 million FHLB note with an average interest rate of 3.61% matured in December, 2003.

The net interest margin decreased from 4.39% during 2002 to 4.09% during 2003 because of the 81 basis point decrease in average rates earned from interest-earning assets, partially offset by the 57 basis point decrease in average rates for interest bearing liabilities.

2002 vs. 2001. Tax equivalent interest income decreased $1,827,000 due to an 88 basis point decline in the average rate earned on average interest-earning assets, partially offset by a $30.3 million increase in average interest-earning assets. The increase in average interest-earning assets was due to increases in the investment securities portfolio, which grew $32.7 million on an average basis. The average rate earned decreased primarily because of a general market wide decrease in interest rates. During 2001 the Federal Reserve Board decreased the intended federal funds rate by a dramatic 475 basis points and by an additional 50 basis points in November, 2002.

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


Provisions and Allowance for Loan Losses

The provision for loan losses is determined by Management based upon it's evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio. In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers ability to pay. The following table presents the total loan provision and the other changes in the allowance for loan losses for the years 1999 through 2003.


                                        2003   2002   2001   2000   1999
                                        ----   ----   ----   ----   ----
                                             (Dollars in thousands)
Balance - Beginning of year           $2,000  2,000  2,000  2,000  2,000

Loans charged off:
  Commercial and industrial                -     36      -      -      -
  Commercial, secured by real estate       -      -      -      -      -
  Residential real estate                 25     26      -      -      -
  Consumer, excluding credit card        504    273    237    222    252
  Agricultural                             -      -      -      -      -
  Credit Card                             31     55     40     33     20
  Other                                    -      -      -      -      -
                                       -----  -----  -----  -----  -----
    Total loans charged off              560    390    277    255    272
                                       -----  -----  -----  -----  -----
Recoveries:
  Commercial and industrial                -      8      -      -      -
  Commercial, secured by real estate       -      -      -      -      -
  Residential real estate                  -      -      -      -      -
  Consumer, excluding credit card         46     31     38     55     62
  Agricultural                             -      -      -      -      -
  Credit Card                              6      3      2      3      2
  Other                                    -      -      -      -      -
                                       -----  -----  -----  -----  -----
    Total recoveries                      52     42     40     58     64
                                       -----  -----  -----  -----  -----
      Net charge-offs                    508    348    237    197    208

Provision charged to operations          658    348    237    197    208
                                       -----  -----  -----  -----  -----
  Balance - End of year               $2,150  2,000  2,000  2,000  2,000
                                       =====  =====  =====  =====  =====
Ratio of net charge-offs during the
period to average loans outstanding    0.16%  0.11%  0.07%  0.06%  0.08%
                                       ====   ====   ====   ====   ====

Ratio of allowance for loan losses
to total loans at year-end             0.68%  0.62%  0.61%  0.61%  0.70%
                                       ====   ====   ====   ====   ====

Non-Interest Income

2003 vs. 2002. Total non-interest income for 2003 was $1,174,000 or 20.88% more than for 2002. Trust income increased $163,000 due to an increase in the market value of assets under management, on which fees are based, and to fees received for brokerage services, a new service first offered in April,
2002.   The market value of trust assets under management grew $46.2 million or 38.77% during 2003, partially due to increased market values and partially due to new clients. During the same period, brokerage accounts managed grew $10.0 million or 274.06%. Service charges and fees increased $605,000 primarily due to the introduction of a new overdraft protection program and to an increase in rates charged for non-sufficient fund checks.

Insurance agency income increased $300,000 primarily due to an increase in the volume of policies written and secondarily to an $83,000 increase in contingency commissions recognized. The increase in policies written was partially due to the purchase on September 1, 2002, of substantially all of the insurance renewal rights and client list of an insurance agency located in Dayton, Ohio. As part of the purchase, Dakin will receive all commission income received after September 1, 2002, and assignments of agency agreements that the agency has with insurers with whom Dakin does not already have an agreement. In consideration for the assets purchased, Dakin will pay to the seller certain percentages of the commissions received from the agency's customer base over a four-year period. Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium. As such, the amount received each year can vary significantly depending on loss experience.

Gains from sales of mortgage loans increased $523,000 due to increased activity in the real estate mortgage loan secondary market during 2003 as compared to 2002. Loans sold during 2003 total $35.1 million, compared with $20.9 million for 2002. The increased loan volume sold reflects increased refinancing activity caused by an historical low in market rates for fixed rate loans. Market rates for real estate mortgage loans began increasing during the fourth quarter, 2003 and management does not anticipate refinance activity will be as great in the foreseeable future as it was during 2002 and 2003. The dollar volume of mortgage loan sales are expected to decrease and, consequently, so will the gain recognized from sales.

Offsetting the increases described above was a $420,000 decrease in net gain on sales of securities. Most of the decrease relates to a $408,000 gain recognized in August, 2002 and more fully described in a previous section of this document titled "Net Interest Income, 2003 vs. 2002."

2002 vs. 2001. Total non-interest income for 2002 was $781,000 or 16.13% more than for 2001 largely due to the $408,000 gain on securities mentioned above. The remaining $373,000 increase was due to a $194,000 increase in service charges and fees and to smaller increases in the other line items. Service charges and fees increased primarily due to increased fee income from non-sufficient-fund ("NSF") checks and to increased check card interchange income.

Trust income increased due to fees received for brokerage services, a new service first offered in April, 2002. Insurance agency income increased primarily due to an increase in the volume of new policies written, partially offset by a $119,000 decline in contingency commissions.

Gains from sales of mortgage loans increased $168,000 during 2002 due to an increase in the volume of loans sold. Loans sold during 2002 totaled $20.9 million compared to sales of $13.4 million during 2001.


Non-Interest Expense

2003 vs. 2002. Total non-interest expense increased $20,000 or 0.13% during 2003 compared with 2002. Contributing to the increase were (a) a $277,000 or 4.24% increase in salaries and wages, (b) a $144,000 or 16.42% increase in equipment expenses, and (c) an $86,000 or 8.36% increase in occupancy expense. Offsetting the increases were a $120,000 or 29.13% decrease in ATM expense and a $417,000 or 11.51% decrease in other non-interest expenses.

Salaries and wages increased due to normal pay increases. Equipment expenses increased primarily due to rental costs for a new phone system installed during 2002 and to depreciation charges on new furniture purchased during 2003 and computer hardware and software purchased as part of the conversion to a new data processing system that occurred during September, 2002.

ATM expense decreased primarily due to a change in the ATM transaction processor. The decrease in other non-interest expenses was primarily due to the absence during 2003 of a $425,000 prepayment fee on Federal Home Loan Bank notes recognized during 2002 and previously discussed in the section titled "Net Interest Income, 2003 vs. 2002" and of a $263,000 charge for training and conversion expenses related to Lebanon Citizen's conversion to a new data processing system in September, 2002.

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

The increase in other non-interest expenses was primarily due to a $425,000 prepayment fee on Federal Home Loan Bank notes and to $263,000 in training and conversion expenses, both discussed above.

Pension and other employee benefits increased $125,000 or 7.93% due to increased health insurance costs, increased pension expense, and increased Social Security and Medicare matching as a result of increased salaries and wages. Equipment expenses increased $213,000 or 32.08% primarily due to rental costs for a new phone system and increased depreciation on furniture and equipment purchased for new and remodeled offices and the new computer hardware and software obtained for the data processing system conversion.
ATM expense increased $63,000 primarily due to approximately $57,000 in costs associated with a change in the ATM processor.


Income Taxes

LCNB's effective tax rates for the years ended December 31, 2003, 2002, and 2001 were 26.54%, 27.84%, and 28.68%, respectively. The difference between the statutory rate of 34.00% and the effective tax rate is primarily due to tax-exempt interest income.


Assets

Total deposits grew $20.8 million during 2003, fueling a $16.9 million or 3.33% increase in total assets. During the same period, total loans decreased $7.0 million.

The decrease in loans during 2003 can be attributed to refinancing activity on residential mortgage loans because of the general decline in interest rates, combined with the sale to the Federal Home Loan Mortgage Corporation ("FHLMC") of a large majority of the fixed rate residential mortgage loans originated during 2003. Approximately $35.1 million of loans were sold to FHLMC during 2003, while $20.9 million were sold during 2002. LCNB continues to sell the loans after management determined in recent years that current, historically low market rates for residential mortgage loans were not profitable in the long run.

Since management was not able to invest deposit growth in loan growth during 2003, the funds were invested in the securities portfolio, which grew $14.8 million or 10.84% during 2003, and in federal funds sold, which increased $10.7 million or 89.73% during 2003. All of LCNB's investment securities are classified "available for sale" and can be readily sold if the funds are needed to support loan growth in the future.

Premises and equipment additions during 2003 totaled $1,394,000, largely offset by depreciation expense of $1,040,000.

Deposits

Total deposits of $463.0 million at December 31, 2003, were $20.8 million or 4.71% greater than total deposits at December 31, 2002. The growth was in the savings, money fund, checking, and NOW account categories, which increased $23.6 million during the year. Approximately $15.5 million of this increase was due to a new trust account that was obtained near year end. The funds were temporarily deposited in a liquid account at Lebanon Citizens until the trust department could invest them in other instruments. Time deposits decreased $2.8 million during 2003. Management believes this reflects investor preference for short-term, highly liquid investments during the current economic cycle.


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

Commitments to extend credit at December 31, 2003, totaled $74.8 million and standby letters of credit totaled $6.8 million and are more fully described in Note 10 to LCNB's Financial Statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Capital expenditures include improvements made to LCNB's eighteen offices and it's information technology system. At year end, 2003, the Main Office's second and third floors were in the midst of a major renovation project and improvements made to the Waynesville office had just been completed. Costs outstanding or required to complete these two projects total an estimated $750,000. Information technology system improvements in process at year end will require about an additional $30,000 to complete. LCNB has no other material commitments for capital expenditures outstanding as of December 31, 2003.

The liquidity of LCNB is enhanced by the fact that 89.92% of total deposits at December 31, 2003, were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

An additional source of funding is borrowings from the Federal Home Loan Bank ("FHLB"). Total borrowings from the FHLB at December 31, 2002 were $4.0 million. The total remaining borrowing capacity from the FHLB at that date was approximately $74 million.

Liquid assets include cash, federal funds sold and securities available for sale. Except for investments in the stock of the Federal Reserve Bank and FHLB, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs. At December 31, 2003, LCNB's liquid assets amounted to $185.3 million or 35.40% of total gross assets, up from $161.8 million or 31.93% of total gross assets at December 31, 2002. The primary reason for the increase was growth in securities available for sale and growth in federal funds sold.

The following table provides information concerning LCNB's contractual obligations at December 31, 2003:

                                                Payments due by period
                                          ----------------------------------
                                                                       More
                                          1 Year     2-3      4-5     than 5
                                 Total    or less   years    years    years
                                            (Dollars in thousands)

Long-term debt obligations     $  4,197    2,060    2,131        6        -
Operating lease obligations       1,071      275      513      161      122
Purchase obligations                760      760        -        -        -
Certificates of deposit:
  $100,000 and over              33,526   13,315   11,303    3,993    4,915
  Other time certificates       102,765   52,903   34,080   14,566    1,216
                                -------   ------   ------   ------   ------
Total                          $142,319   69,313   48,027   18,726    6,253
                                =======   ======   ======   ======    =====

The following table provides information concerning LCNB's commercial commitments at December 31, 2003:

                                           Amount of Commitment Expiration
                                                      Per Period
                                          ----------------------------------
                                 Total                                 More
                                Amounts   1 Year     2-3      4-5     than 5
                               Committed  or less   years    years    years
                                            (Dollars in thousands)

Lines of credit                 $28,515    28,515        -        -        -
Standby letters of credit         6,770     1,292    4,900        -      578
                                 ------    ------    -----      ---      ---
Total                           $35,285    29,807    4,900        -      578
                                 ======    ======    =====      ===      ===

                                    -34-

Capital Resources

LCNB and Lebanon Citizens are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and Lebanon Citizens' financial statements. These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in Lebanon Citizens' assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%. A table summarizing the regulatory capital of LCNB and Lebanon Citizens at December 31, 2003 and 2002, is included in Note 13, "Regulatory Matters", of the 2003 Annual Report to Shareholders.

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

Under the "Market Repurchase Program" LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker. Through December 31, 2003, 16,077 shares had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time. Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices. A total of 72,222 shares had been purchased under this program at December 31, 2003.

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


Critical Accounting Policies

Allowance for Loan Losses. The allowance for loan losses (the "allowance") is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

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

Accounting for Intangibles. Approximately $2.4 million of LCNB's intangible assets at December 31, 2003, represent the unamortized intangible related to LCNB's 1997 acquisition of three branch offices from another bank. Management does not believe this acquisition meets the definition of a business combination, as described in SFAS No. 147, "Acquisitions of Certain Financial Institutions," and is amortizing the intangible over ten years, subject to periodic review for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Another $321,000 of LCNB's intangible assets at December 31, 2003 are comprised of mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC"). The rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.


Recent Accounting Pronouncements

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", was issued in April, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". LCNB does not currently hold any security investments of the types covered by this SFAS and is therefore not affected by its provisions.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued in May, 2003, and establishes new accounting standards for classification and measurement of certain financial instruments with characteristics of both assets and liabilities. Many of the instruments covered by the scope of SFAS No. 150 were previously classified as equity; SFAS No. 150 requires that they be classified as liabilities or, in certain circumstances, as assets. LCNB does not currently hold any security investments with such characteristics and SFAS No. 150 therefore has no effect on LCNB Corp.'s financial statements.

SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued in December, 2003, and replaces the original SFAS No. 132. SFAS No. 132 (revised 2003) retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Such disclosures are reflected in Note 6 to these financial statements.

FASB Interpretation No. ("FIN") 46 (revised December 2003), "Consolidation of Variable Interest Entities", was issued in December, 2003 and replaces the original FASB Interpretation No. 46, which was issued in January, 2003. The original FIN 46 required a company to consolidate a variable interest entity, as defined, in its financial statements if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The original FIN 46 also required disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The revised FIN 46 delayed the effective date of its provisions from January 31, 2003, as required in the original FIN 46, to December 31, 2003, subject to certain exceptions; expanded the list of transactions deemed not to be within the scope of the interpretation; and made other technical changes. LCNB is not the beneficiary of any variable interest entities and FIN 46 therefore has no effect on LCNB's financial statements.

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

The following table reflects LCNB's gap analysis at December 31, 2003.
The amounts reported in the table are the principal cash flows of rate sensitive assets and liabilities by expected maturity or repricing timeframe. Also presented is the related weighted average interest rate. Fixed rate real estate mortgage loans and mortgage-backed securities are allocated to the various maturity/repricing periods based on contractual maturities adjusted for expected prepayments under the current market interest rate environment. Deposit liabilities without contractual maturities such as NOW and savings accounts are allocated to the various repricing periods based on an analysis of forecasted account run-off that takes into consideration the relatively stable nature of these core deposits. The gap analysis indicates that LCNB's earnings are sensitive to the repricing of assets in the first year and the second through the fourth years. The aggregate ratio of rate sensitive assets to rate sensitive liabilities is 114.07% for the first year and 161.63% for years two through four. With the current relatively low market interest rate environment, management believes the ratios for the one year and two to four year time frames do not expose LCNB's net interest income to significant risk.

                                               Expected Maturity/Repricing
                                               ---------------------------
                            2004     2005       2006      2007      2008  Thereafter     Total    Fair Value
                                                   (Dollars in thousands)
  ASSETS
Loans: (1)
Fixed rate              $ 67,290    24,178    18,247    12,774     7,898     20,284    150,671     155,765
Average interest rate       6.35%     7.76%     7.58%     7.34%     7.13%      7.11%
Variable rate             66,159    15,867    11,747    13,870    20,397     39,122    167,162     170,139
Average interest rate       5.51%     6.63%     6.28%     6.57%     5.84%      7.63%
Securities available
 for sale (2)             14,451    24,967    23,596    32,441    15,991     39,493    150,939     150,939
Average interest rate (3)   4.92%     3.60%     3.26%     3.29%     3.77%      4.83%
Federal funds sold        22,625         -         -         -         -          -     22,625      22,625
Average interest rate       0.96%        -         -         -         -          -
Total earning assets     170,525    65,012    53,590    59,085    44,286     98,899    491,397     499,468
Average interest rate       5.19%     5.89%     5.39%     4.94%     5.32%      6.40%

  LIABILITIES
NOW and money fund        25,689     4,086     4,087      4,086     4,086    57,959     99,993      99,993
Average interest rate       0.61%     0.56%     0.56%      0.56%     0.56%     0.57%
Savings                   44,802     4,419     4,419      4,419     4,419    58,516    120,994     120,994
Average interest rate       0.74%     0.74%     0.74%      0.74%     0.74%     0.74%
IRA's
   Fixed rate              6,542     6,309     3,979     10,665     3,293     2,910     33,698      34,934
   Average interest
    rate                    3.36%     5.29%     4.43%      4.78%     3.34%     4.68%
   Variable rate           4,173     1,725         -          -         -         -      5,898       5,895
   Average interest
    rate                    1.04%     1.04%        -          -          -        -
CD's over $100,000        13,315     6,423     4,880      2,816      1,177    4,915     33,526      34,198
Average interest rate       3.33%     3.65%     4.14%      4.74%      3.14%    3.92%
CD's under $100,000       52,910    22,081    11,999     11,402      3,164    1,209    102,765     104,349
Average interest rate       2.74%     3.55%     4.18%      4.73%      3.48%    4.10%


Long term debt             2,060        64     2,067          6          -        -      4,197       4,481
Average interest rate       4.45%     6.00%     5.55%      6.00%         -        -
Total interest-bearing
 liabilities             149,491    45,107    31,431     33,394     16,139  125,509    401,071     404,844
Average interest rate       1.83%     3.17%     3.34%      3.71%      1.94%    0.91%

Period gap              $ 21,034    19,905    22,159     25,691     28,147  (26,610)
Cumulative gap          $ 21,034    40,939    63,098     88,789    116,936   90,326

Ratio of rate sensitive assets to rate sensitive liabilities:
     First twelve months              114.07%
     Years two through four           161.63%
     Thereafter                        78.80%

  (1)  Excludes adjustments for allowance for loan losses.
  (2)  At amortized cost.
  (3)  Rates for tax-exempt securities are adjusted to a taxable equivalent rate.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are incorporated herein by reference to pages 6 through 32 of the Registrants 2003 LCNB Corp. Annual Report attached to this filing as Exhibit 13.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures - None



Item 9A.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of LCNB have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on that evaluation, LCNB's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, LCNB's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e). There have been no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in LCNB's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

                                  PART III

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 13, 2004, dated March 12, 2004, are incorporated by reference into Part III.



Item 10. Directors and Executive Officers of the Registrant

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 12, 2004), relating to "Directors and Executive Officers of the Registrant", is incorporated herein by reference.



Item 11. Executive Compensation

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 12, 2004), relating to "Compensation of Directors and Executive Officers", is incorporated herein by reference.



Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 12, 2004), relating to "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.



Item 13. Certain Relationships and Related Transactions

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 12, 2004), relating to "Certain
Relationships and Related Transactions", is incorporated herein by reference.



Item 14.  Principal Accounting Fees and Services

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 12, 2004), relating to "Principal Accounting Fees and Services", is incorporated herein by reference.

                                  PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on 8-K

(a)1.  Financial Statements

       INDEPENDENT AUDITOR'S REPORT
       FINANCIAL STATEMENTS
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

   2.  Financial Statement Schedules - None

   3.  Exhibits required by Item 601 Regulation S-K.

       (a)Exhibit No.            Exhibit Description
          ----------             -------------------
           3.1       Articles of Incorporation of LCNB Corp.(1)
           3.2       Code of Regulations of LCNB Corp.(2)
          10         Material Contracts:
                        LCNB Corp. Ownership Incentive Plan (3)
          11         Computation of Consolidated Earnings Per Common Share
          13         Portions of LCNB Corp. 2003 Annual Report (pages 2-3
                     and 15-24)
          14.1       LCNB Corp. Code of Business Conduct and Ethics
          14.2       LCNB Corp. Code of Ethics for Senior Financial Officers
          21         LCNB Corp. Subsidiaries
          23         Consent of Independent Accountants
          31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                     Officer
          31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                     Officer
          32         Section 1350 Certifications

          (1) Incorporated by reference to Registrant's 1999 Form 10-K,
              Exhibit 3.1.
          (2) Incorporated by reference to Registrant's Registration Statement on Form S-4, Exhibit 3.2, Registration
              No. 333-70913.
          (3) Incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A.

       (b)Reports on Form 8-K

             LCNB filed a report on Form 8-K on October 15, 2003 to announce earnings for the six months ended September 30, 2003.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LCNB Corp.
                                 (Registrant)


                                 /s/Stephen P. Wilson
                                 ----------------------------
                                 President and Chairman of
                                 the Board of Directors
                                 February 27, 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



/s/Stephen P. Wilson                            /s/George L. Leasure
---------------------                           ---------------------
Stephen P. Wilson                               George L. Leasure
President and Chairman                          Director
(Principal Executive Officer)                   February 27, 2004
February 27, 2004


/s/Steve P. Foster                              /s/James B. Miller
---------------------                           ---------------------
Steve P. Foster                                 James B. Miller
Executive Vice President                        Director
and Chief Financial Officer                     February 27, 2004
(Principal Financial and
Accounting Officer)
February 27, 2004


/s/David S. Beckett                             /s/Kathleen Porter Stolle
---------------------                           ---------------------
David S. Beckett                                Kathleen Porter Stolle
Director                                        Director
February 27, 2004                               February 27, 2004


/s/Robert C. Cropper                            /s/Howard E. Wilson
---------------------                           ---------------------
Robert C. Cropper                               Howard E. Wilson
Director                                        Director
February 27, 2004                               February 27, 2004


/s/William H. Kaufman                           /s/Marvin E. Young
---------------------                           ---------------------
William H. Kaufman                              Marvin E. Young
Director                                        Director
February 27, 2004   				      February 27, 2004