Form 10-Q
period 2004-03-31
LCNB CORP
filed 2004-05-10
CIK 1074902

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 2004

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

The number of shares outstanding of the issuer's common stock, without par value, as of May 7, 2004, was 3,363,306 shares.

                                   LCNB Corp.

INDEX


                                                                        Page
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Balance Sheets -
                 March 31, 2004, and December 31, 2003 . . . . . . . .1

               Consolidated Statements of Income -
                 Three Months Ended March 31, 2004
                 and 2003. . . . . . . . . . . . . . . . . . . . . . .2

               Consolidated Statements of Shareholders' Equity -
                 Three Months Ended March 31, 2004 and 2003. . . . . .3

               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 2004 and 2003. . . . . .4

               Notes to Consolidated Financial Statements . . . . . .5-11

               Independent Accountants' Review Report . . . . . . . .12


      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations. . . 13-23


      Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risks. . . . . . . . . . . . . . . . . 24

      Item 4.  Controls and Procedures . . . . . . . . . . . . . . . 24


Part II.  Other Information

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . 25

      Item 2.  Changes in Securities and Use of Proceeds . . . . . . 25

      Item 3.  Defaults by the Company on its Senior Securities. . . 26

      Item 4.  Submission of Matters to a Vote of Security Holders . 26

      Item 5.  Other Information . . . . . . . . . . . . . . . . . . 26

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 26

                        Part I - Financial Information
Item 1.  Financial Statements

                          LCNB Corp. and Subsidiaries
                          Consolidated Balance Sheets
                                  (thousands)
                                                March 31,    December 31,
                                                  2004           2003
                                               (unaudited)        (a)
ASSETS:
 Cash and due from banks                       $ 16,292           11,784
 Federal funds sold                               8,875           22,625
                                                -------          -------
     Total cash and cash equivalents             25,167           34,409
                                                -------          -------

 Securities available for sale, at
   market value                                 136,868          150,939
 Federal Reserve Bank stock and
   Federal Home Loan Bank stock, at cost          2,985            2,962

 Loans                                          318,662          317,833
   Less-allowance for loan losses                 2,150            2,150
                                                -------          -------
   Net loans                                    316,512          315,683
                                                -------          -------

 Premises and equipment, net                     12,406           12,009
 Intangible assets                                2,667            2,832
 Other assets                                     4,571            4,774
                                                -------          -------
     TOTAL ASSETS                              $501,176          523,608
                                                =======          =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                          $ 70,714           66,159
  Interest-bearing                              368,425          396,874
                                                -------          -------
    Total deposits                              439,139          463,033
 Long-term debt                                   4,182            4,197
 Accrued interest and other liabilities           4,315            3,930
                                                -------          -------
     TOTAL LIABILITIES                          447,636          471,160
                                                -------          -------
SHAREHOLDERS' EQUITY:
 Common stock, no par value,
  authorized 4,000,000 shares; issued
  and outstanding 1,775,942 shares               10,560           10,560
 Surplus                                         10,553           10,553
 Retained earnings                               34,607           33,872

 Treasury shares at cost,
  89,728 and 88,754 shares at
  March 31, 2004 and December 31,
  2003, respectively                             (4,426)          (4,356)
 Accumulated other comprehensive
  income, net of taxes                            2,246            1,819
                                                -------          -------
     TOTAL SHAREHOLDERS' EQUITY                  53,540           52,448
                                                -------          -------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $501,176          523,608
                                                =======          =======

Financial information as of December 31, 2003, has been derived from the audited, consolidated financial statements of the Registrant.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                            LCNB Corp. and Subsidiaries
                         Consolidated Statements of Income
                   (In thousands except share and per share data)
                                    (unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                   2004          2003
INTEREST INCOME:
 Interest and fees on loans                     $ 5,060         5,769
 Dividends on Federal Reserve Bank and
  Federal Home Loan Bank stock                       23            22
 Interest on investment securities-
  Taxable                                           747           753
  Non-taxable                                       494           533
 Other short-term investments                        34            40
                                                  -----         -----
    TOTAL INTEREST INCOME                         6,358         7,117
                                                  -----         -----
INTEREST EXPENSE:
 Interest on deposits                             1,808         2,251
 Interest on short-term borrowings                    1             2
 Interest on long-term borrowings                    53            71
                                                  -----         -----
    TOTAL INTEREST EXPENSE                        1,862         2,324
                                                  -----         -----
    NET INTEREST INCOME                           4,496         4,793
PROVISION FOR LOAN LOSSES                            90           118
                                                  -----         -----
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                    4,406         4,675
                                                  -----         -----
NON-INTEREST INCOME:
 Trust income                                       365           255
 Service charges and fees                           899           637
 Net gain on sale of securities                     127             -
 Insurance agency income                            326           361
 Gains from sales of mortgage loans                  21           227
 Gain from sale of credit card portfolio            403             -
 Other operating income                              37            35
                                                  -----         -----
    TOTAL NON-INTEREST INCOME                     2,178         1,515
                                                  -----         -----
NON-INTEREST EXPENSE:
 Salaries and wages                               1,772         1,704
 Pension and other employee benefits                532           484
 Equipment expenses                                 248           232
 Occupancy expense - net                            296           281
 State franchise tax                                137           117
 Marketing                                          135           107
 Intangible amortization                            152           150
 ATM expense                                         76            69
 Other non-interest expense                         932           791
                                                  -----         -----
    TOTAL NON-INTEREST EXPENSE                    4,280         3,935
                                                  -----         -----


    INCOME BEFORE INCOME TAXES                    2,304         2,255
PROVISION FOR INCOME TAXES                          642           649
                                                  -----         -----
      NET INCOME                                $ 1,662         1,606
                                                  =====         =====

Dividends declared per common share             $   .55           .525

Earnings per common share:
  Basic                                         $   .99           .93
  Diluted                                           .99           .93

Average shares outstanding:
  Basic                                       1,686,791     1,720,676
  Diluted                                     1,687,267     1,720,676

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

                               LCNB Corp. and Subsidiaries
                      Consolidated Statements of Shareholders' Equity
                                       (thousands)
                                       (unaudited)
                                                                 Accumulated
                                                                    Other          Total
                            Common           Retained  Treasury  Comprehensive  Shareholders' Comprehensive
                            Shares  Surplus  Earnings   Shares      Income         Equity          Income

Balance January 1, 2003   $10,560   10,553    30,768   (2,193)     2,242         51,930

Net income                                     1,606                              1,606          1,606

Net unrealized gain on
 available-for-sale securities
 (net of taxes of $261)                                              507            507            507
                                                                                                 -----
Total comprehensive income                                                                     $ 2,113
                                                                                                 =====
Treasury shares purchased                                 (43)                      (43)

Cash dividends declared-
 $0.525 per share                               (903)                              (903)
                           ------   ------    ------    -----     ------         ------
Balance March 31, 2003    $10,560   10,553    31,471   (2,236)     2,749         53,097
                           ======   ======    ======    =====     ======         ======




Balance January 1, 2004   $10,560   10,553    33,872   (4,356)     1,819         52,448

Net income                                     1,662                              1,662          1,662

Net unrealized gain on
 available-for-sale securities
 (net of taxes of $264)                                              512            512            512

Reclassification adjustment for
 net realized gain on sale of
 available-for-sale securities
 included in net income (net of
 taxes of $43)                                                       (85)           (85)           (85)

                                                                                                 -----
Total comprehensive income                                                                     $ 2,089
                                                                                                 =====
Treasury shares purchased                                 (70)                      (70)

Cash dividends declared-
 $0.55 per share                                (927)                              (927)

                           ------   ------    ------    -----     ------         ------
Balance March 31, 2004    $10,560   10,553    34,607   (4,426)     2,246         53,540
                           ======   ======    ======    =====     ======         ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           LCNB Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (thousands)
                                 (unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                           2004         2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 1,662       1,606
  Adjustments to reconcile net income to net cash
   Provided by operating activities -
    Depreciation, amortization and accretion                 783         749
    Provision for loan losses                                 90         118
    Federal Home Loan Bank stock dividends                   (23)        (22)
    Realized gain on sales of securities
      available for sale                                    (127)          -
    Realized gain on sale of credit card portfolio          (403)          -
    Origination of mortgage loans for sale                  (578)     (9,725)
    Realized gains from sales of mortgage loans              (21)       (227)
    Proceeds from sales of mortgage loans                    593       9,855
    (Increase) decrease in income receivable                 229        (148)
    (Increase) decrease in other assets                      (29)       (210)
    Increase (decrease) in other liabilities                 383         471
                                                          ------      ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES          2,559       2,467
                                                          ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale     11,510           -
 Proceeds from maturities of securities available
  for sale                                                13,676       9,803
 Purchases of securities available for sale              (10,618)    (14,332)
 Proceeds from sale of credit card portfolio               2,963           -
 Net decrease (increase) in loans                         (3,551)      4,467
 Purchases of premises and equipment                        (659)       (183)
 Proceeds from sales of premises and equipment                 2           -
                                                          ------      ------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES  13,323        (245)
                                                          ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                  (23,894)      3,136
 Net change in short-term borrowings                        (218)     (2,618)
 Principal payments on long-term debt                        (15)        (14)
 Cash dividends paid                                        (927)       (903)
 Purchases of treasury shares                                (70)        (43)
                                                          ------      ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES           (25,124)       (442)
                                                          ------      ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS              (9,242)      1,780

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          34,409      25,604
                                                          ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $25,167      27,384
                                                          ======      ======


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 1,949       2,935
 Income taxes                                                  -           -

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

Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2002 Form 10-K filed with the Securities and Exchange Commission.

The financial information presented on pages one through nine of this Form 10-Q has been subject to a review by J.D. Cloud & Co. L.L.P., the Company's independent certified public accountants, as described in their report contained herein.


NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is adjusted for the dilutive effects of stock options.
The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period. The computations were as follows for the three months ended March 31 (thousands, except share and per share data):

                           LCNB Corp. and Subsidiaries
                  Notes to the Consolidated Financial Statements
                                 (Unaudited)
                                 (Continued)

                                                  For the Three Months
                                                     Ended March 31,
                                                    2004        2003

Net income (loss)                               $    1,662      1,606
                                                 =========  =========
Weighted average number of shares outstanding
used in the calculation of basic earnings
per common share                                 1,686,791  1,720,676

Add - Dilutive effect of stock options                 476          -
                                                 ---------  ---------
Adjusted weighted average number of shares
outstanding used in the calculation of
diluted earnings per common share                1,687,267  1,720,676
                                                 =========  =========

Basic earnings per common share                      $0.99       0.93
                                                 =========  =========
Diluted earnings per common share                    $0.99       0.93
                                                 =========  =========


NOTE 3 - INVESTMENT SECURITIES
Available-for-sale investment securities, recorded at estimated market value, consist of the following (thousands):

                                               March 31,      December 31,
                                                 2004            2003
                                               --------       -----------
  U.S. Treasury notes                          $      -           2,149
  U.S. Agency notes                              43,065          61,822
  U.S. Agency mortgage-backed securities         29,848          20,988
  Municipal securities:
   Non-taxable                                   53,202          54,409
   Taxable                                       10,753          11,571
                                                -------         -------
                                               $136,868         150,939
                                                =======         =======

                           LCNB Corp. and Subsidiaries
                  Notes to the Consolidated Financial Statements
                                 (Unaudited)
                                 (Continued)

NOTE 4 - LOANS
Major classifications of loans at March 31, 2004 and December 31, 2003 are as follows (thousands):

                                               March 31,    December 31,
                                                 2004          2003
                                               --------     -----------
  Commercial and industrial                    $ 30,680       30,519
  Commercial, secured by real estate            100,590       99,461
  Residential real estate                       145,245      139,305
  Consumer, excluding credit card                39,632       43,283
  Agricultural                                    1,337        1,192
  Credit card                                        28        2,707
  Other loans                                       239          212
  Lease financing                                   377          588
                                                -------      -------
                                                318,128      317,267
  Deferred net origination costs                    534          566
                                                -------      -------
                                                318,662      317,833
  Allowance for loan losses                      (2,150)      (2,150)
                                                -------      -------
  Loans - net                                  $316,512      315,683
                                                =======      =======

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets. The unpaid principal balances of those loans at March 31, 2004 and December 31, 2003 were $52,856,000 and $54,802,000, respectively. Loans sold to the FHLMC during the quarters ended March 31, 2004 and 2003 totaled $579,000 and $9,725,000, respectively.

Mortgage servicing rights on originated mortgage loans that have been sold are capitalized by allocating the total cost of the loans between mortgage servicing rights and the loans based on their relative fair values. Approximately $6,000 and $96,000 in mortgage servicing rights were capitalized during the quarters ended March 31, 2004 and 2003, respectively, and are being amortized to loan servicing income in proportion to and over the period of estimated servicing income.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 4 - LOANS (continued)
Changes in the allowance for loan losses were as follows (thousands):

                                             For the Three Months Ended
                                                     March 31,
                                                 2004          2003
                                               ---------     ---------
  Balance - beginning of year                   $2,150        2,000
  Provision for loan losses                         90          118
  Charge-offs                                     (107)        (138)
  Recoveries                                        17           20
                                                 -----        -----
  Balance - end of period                       $2,150        2,000
                                                 =====        =====

Charge-offs for the three months ended March 31, 2004 and 2003, consisted of consumer and credit card loans. There were no charge-offs on residential real estate or commercial loans for either period.

Nonaccrual loans at March 31, 2004 and December 31, 2003 totaled $2,791,000 and $794,000, respectively. Included in these balances were commercial loans in the amount of $2,594,000 at March 31, 2004 and $564,000 at December 31, 2003. The March 31, 2004 amount includes $2,030,000 of related commercial loans that were previously classified as loans past due 90 days or more and still accruing at December 31, 2003. These loans are secured by a combination of mortgages and other collateral. Information received during the first quarter, 2004 raised uncertainties concerning the collectibility of certain collateral and management transferred the loans to the nonaccrual classification.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 4 - LOANS (continued)
At March 31, 2004 and December 31, 2003, loans past due 90 days or more and still accruing were $366,000 and $2,442,000. The decrease is primarily due to the reclassification of commercial loans mentioned above.


NOTE 5 - OTHER BORROWINGS
At March 31, 2004 and December 31, 2003, accrued interest and other liabilities included U.S. Treasury demand note borrowings of approximately $415,000 and $633,000, respectively.


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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2004 and December 31, 2003 were as follows (thousands):

                                               March 31,    December 31,
                                                 2004          2003
                                               ---------     ---------
  Commitments to extend credit                  $67,272       74,828
  Standby letters of credit                       6,729        6,770

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At March 31, 2004 and December 31, 2003, outstanding guarantees of $1,839,000 and $1,880,000, respectively, were issued to developers and contractors. These guarantees generally expire within one year and are fully secured. In addition, LCNB has an approximate $4.9 million participation at March 31, 2004 and December 31, 2003 in a letter of credit securing payment of principal and interest on a bond issue. This letter of credit will expire July 15, 2006, and is secured by an assignment of rents and the underlying real property.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)
LCNB evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

At March 31, 2004, LCNB is committed under various contracts to expend approximately $320,000 to complete certain building renovation projects and information technology system improvements.

LCNB and its subsidiaries are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.


NOTE 7 - STOCK OPTIONS
LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees. The awards may be in the form of stock options, share awards, and/or appreciation rights. The Plan provides for the issuance of up to 50,000 shares. Stock options for 2,027 shares with an exercise price of $70.63 were granted to key executive officers of LCNB during the first quarter, 2004. At March 31, 2004, 4,791 stock options with a weighted average exercise price of $60.10 were outstanding. The options expire in 2013 and 2014. No options have been exercised as of March 31, 2004.

LCNB accounts for the Plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro-forma effect on net income and earnings per share if LCNB had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation was not material. Because 2002 was the first year stock options were outstanding, this quarter's pro-forma effect is not indicative of the pro-forma effect on future quarters and years.

                            LCNB Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                  (Unaudited)
                                  (Continued)





NOTE 8 - EMPLOYEE BENEFITS
LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees. The components of net periodic pension cost for the three months ended March 31, 2004 and 2003, are summarized as follows (thousands):

                                             For the Three Months Ended
                                                     March 31,
                                                 2004          2003
                                               ---------     ---------
Service cost                                     $163           163
Interest cost                                      62            56
Expected return on plan assets                    (81)          (78)
Amortization on net(gain)loss                      18            24
                                                 ----           ---
Net periodic pension cost                        $162           165
                                                 ====           ===

LCNB previously disclosed in consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $650,000 to its pension plan in 2004. As of March 31, 2004, no contributions have been made.


NOTE 9 - SUBSEQUENT EVENT
The Board of Directors of LCNB at their regular meeting of April 13, 2004 declared a stock dividend of one share for each share owned to shareholders of record April 20, 2004. The stock dividend was paid on April 30, 2004 and will be accounted for as a stock split.


NOTE 10 - ACCOUNTING POLICIES
Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued in December, 2003, and replaces the original SFAS No. 132. SFAS No. 132 (revised 2003) retains the disclosures required by the original SFAS No. 132 and requires additional disclosures, including certain disclosures to be included in interim period financial statements. Such disclosures are reflected in Note 8 to these financial statements.

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio


We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2003 (presented herein), and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 16, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects.




                                      /s/ J.D. Cloud & Co. L.L.P.
                                      ----------------------------------
                                      J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
April 14, 2004

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


RESULTS OF OPERATIONS
LCNB earned $1,662,000 for the three months ended March 31, 2004, which was $56,000 or 3.49% greater than the $1,606,000 earned during the three months ended March 31, 2003. Basic earnings per share were $0.99 for the first quarter of 2004, compared with $0.93 per share earned in the first quarter of 2003. Annualized performance ratios for the 2003 period included a return on average assets of 1.32% and a return on average equity of 12.61%, compared with 1.28% and 12.36%, respectively, for the comparable period in 2003.

LCNB's earnings for the quarter ended March 31, 2004 included $530,000, or $350,000 on an after tax basis, in gains from sales of investment securities totaling $11.4 million and credit card receivables totaling approximately $2.6 million. The proceeds from the investment securities sale were primarily used to purchase securities with a slightly longer maturity and higher average interest rate than the ones sold. LCNB management decided to exit the credit card market and sell its receivables to MBNA America because of the high administrative costs of servicing a small credit card portfolio. LCNB will continue to offer credit card products under a marketing agreement with MBNA. Without these gains, LCNB's return on average assets and return on average equity for the first quarter, 2004, would have been 1.04% and 9.95%, respectively.


NET INTEREST INCOME
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities. The following table presents, for the first quarter of 2004 and 2003, average balances for the different types of interest earning assets and interest bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

                                                        Three months ended March 31,
                                                        ----------------------------
                                                     2004                           2003
                                                     ----                           ----
                                       Average   Interest  Average     Average   Interest  Average
                                    Outstanding  Earned/   Yield/   Outstanding  Earned/   Yield/
                                       Balance    Paid      Rate       Balance    Paid      Rate
                                                          (Dollars in thousands)
Loans(1)                              $318,089   $ 5,062    6.45%     $324,666  $ 5,774     7.21%
Federal funds sold                      14,206        34    0.97        14,246       40     1.14
Federal Reserve Bank stock                 647         -       -           647        -        -
Federal Home Loan Bank stock             2,315        23    4.03         2,225       22     4.01
Investment securities:
 Taxable                                88,049       747    3.44        77,863      753     3.92
 Non-taxable(2)                         53,675       748    5.65        57,099      808     5.74
                                       -------    ------               -------   ------
Total earning assets                   476,981     6,614    5.62       476,746    7,397     6.29
Non-earning assets                      33,504                          33,122
Allowance for loan losses               (2,153)                         (2,005)
                                       -------                         -------
Total assets                          $508,332                        $507,863
                                       =======                         =======

Interest-bearing deposits             $378,089     1,808    1.94      $383,986    2,251     2.38
Short-term debt                            430         1    0.94           624        2     1.30
Long-term debt                           4,189        53    5.13         6,246       71     4.61
                                       -------    ------               -------   ------
Total interest-bearing liabilities     382,708     1,862    1.97       390,856    2,324     2.41
                                                  ------                         ------








                                                        Three months ended March 31,
                                                        ----------------------------
                                                     2004                           2003
                                                     ----                           ----
                                       Average   Interest  Average     Average   Interest  Average
                                    Outstanding  Earned/   Yield/   Outstanding  Earned/   Yield/
                                       Balance    Paid      Rate       Balance    Paid      Rate
                                                          (Dollars in thousands)

Demand deposits                         69,571                          61,194
Other liabilities                        3,017                           3,141
Capital                                 53,036                          52,672
                                       -------                         -------
Total liabilities and capital         $508,332                        $507,863
                                       =======                         =======
Net interest rate spread(3)                                 3.65                            3.88

Net interest margin on a taxable
equivalent basis(4)                              $ 4,752    4.04                $ 5,073     4.32
                                                  ======                         ======
Ratio of interest-earning assets
to interest-bearing liabilities         124.63%                         121.97%

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

The following table presents the changes in interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

                                         Three Months Ended
                                              March 31,
                                           2004  vs.  2003
                                     --------------------------
                                     Increase (decrease) due to
                                     --------------------------
                                     Volume     Rate     Total
                                           (In thousands)

 Interest Earning Assets
  Loans                             $(115)     (597)     (712)
  Federal funds sold                    -        (6)       (6)
  Federal Home Loan Bank stock          1         -         1
  Investment securities
   Taxable                             92       (98)       (6)
   Nontaxable                         (48)      (12)      (60)
                                      ---     -----     -----
    Total interest income             (70)     (713)     (783)

 Interest Bearing Liabilities
  Deposits                            (34)     (409)     (443)
  Short-term debt                      (1)        -        (1)
  Long-term debt                      (25)        7       (18)
                                      ---     -----     -----
    Total interest expense            (60)     (402)     (462)
                                      ---     -----     -----
      Net interest income            $(10)     (311)     (321)
                                      ===     =====     =====

Net interest income on a fully tax equivalent basis for the first quarter of 2004 totaled $4,752,000, a decrease of $321,000 from the first quarter of 2003. Total interest income decreased $783,000, partially offset by a decrease of $462,000 in total interest expense. The decreases in both interest income and expense were primarily a result of market-driven decreases in the average rate earned on loans and investments and the average rate paid for deposits and borrowings.

The net interest margin (net interest income divided by average total earning assets) is a measure of the revenue generated by a financial institution's earning assets, after deducting interest expense. The net interest margin for the first quarter of 2004 was 4.04%, as compared to 4.32% for the first quarter, 2003. The net interest margin decreased because rates earned on loans and other investments decreased more rapidly than rates paid for deposits and other borrowings.

The decrease in total interest income was primarily due to a 67 basis point (a basis point equals 0.01%) decrease in the average rate on earning assets, from 6.29% for the first quarter of 2003 to 5.62% for the first quarter of 2004. A secondary component to the decrease in total interest income was a $6.6 million decrease in average loans. The decrease in loans was primarily in installment loans and real estate mortgage loans, partially offset by
increases in "Homeline" home equity loans and commercial loans.   These
decreases to total interest income were slightly offset by the positive effect of a $6.8 million increase in average investment securities.

The decrease in total interest expense was primarily due to a 44 basis point decrease in the average liability rate, from 2.41% for the first quarter, 2003 to 1.97% for the first quarter, 2004, and secondarily to an $8.1 million decrease in average interest-bearing liabilities. Average interest-bearing deposits decreased $5.9 million and average long-term debt decreased $2.1 million.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                  Quarter Ended March 31,
                                                    2004         2003
                                                       (thousands)
 Balance, beginning of period                     $ 2,150       2,000

  Charge-offs                                        (107)       (138)
  Recoveries                                           17          20
                                                    -----       -----
  Net charge-offs                                     (90)       (118)
                                                    -----       -----
 Provision for loan losses                             90         118
                                                    -----       -----
 Balance, end of period                           $ 2,150       2,000
                                                    =====       =====

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of LCNB at the dates indicated:

                                        March 31,      December 31,
                                          2004            2003
                                     -------------     ----------
                                               (thousands)
Loans accounted for on
 non-accrual basis                      $2,791            794
Accruing loans which are
 past due 90 days or more                  366          2,442
Renegotiated loans                           -              -
                                        ------          -----
     Total                              $3,157          3,236
                                        ======          =====

The increase in non-accrual loans and the decrease in accruing loans which are past due 90 days or more is due to the reclassification of $2,030,000 in commercial loans from accruing at December 31, 2003 to non-accrual at March 31, 2004.

NON-INTEREST INCOME

Non-interest income for 2004, excluding the investment security and credit card gains, was $133,000 or 8.8% greater during the first quarter of 2004 as compared to the first quarter of 2003. Trust income was $110,000 greater primarily due to growth in trust assets and an increase in brokerage income due to new business. Total trust assets grew from $119.0 million at March 31, 2003 to $168.6 million at March 31, 2004. Service charges and fees increased $262,000 or 41.1% primarily due to an increase in the number of non-sufficient fund charges. Partially offsetting the increases and the gains from the sales of investment securities and credit card receivables was a $206,000 or 90.7% decrease in gains from sales of mortgage loans. This was due to a decrease in the volume of loans sold from $9,725,000 for the first quarter of 2003 to $579,000 during the first quarter of 2004.


NON-INTEREST EXPENSE

Total non-interest expense increased $345,000 or 8.8% during the first quarter, 2004 compared with the first quarter, 2003. Salaries and wages increased $68,000 or 4.0% primarily due to routine salary and wage increases. Pension and other employee benefits increased $48,000 or 9.9% due to increased pension expense, increased expense for social security and medicare tax matching, and increased educational costs for employees. Other non-interest expense increased $141,000 or 17.8% due to increased expenses for maintenance contracts on computer software, postage, office supplies, legal fees because of work related to loan delinquencies, and other miscellaneous costs.


INCOME TAXES

LCNB's effective tax rates for the three months ended March 31, 2004 and 2003 were 27.9% and 28.8%, respectively. The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income.

FINANCIAL CONDITION

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

                                   CONDENSED AVERAGE QUARTERLY BALANCE SHEETS
                                   ------------------------------------------
                                     March 31,   December 31,   September 30,
                                       2004         2003           2003
                                                 (thousands)
ASSETS
 Interest-earning:
  Federal funds sold                $ 14,206       18,633         17,016
  Investment securities              144,686      153,753        152,989
  Loans                              318,089      315,818        318,357
                                     -------      -------        -------
    Total interest-earning assets    476,981      488,204        488,362

Noninterest-earning:
  Cash and due from banks             13,992       13,525         14,019
  All other assets                    19,512       20,469         19,210
  Allowance for credit losses         (2,153)      (2,108)        (2,031)
                                     -------      -------        -------
       Total assets                 $508,332      520,090        519,560
                                     =======      =======        =======
LIABILITIES
 Interest bearing:
  Interest-bearing deposits         $378,089      387,680        390,455
  Short-term debt                        430          747            731
  Long-term debt                       4,189        5,769          6,218
                                     -------      -------        -------
    Total interest-bearing
     liabilities                     382,708      394,196        397,404

Noninterest-bearing:
  Noninterest-bearing deposits        69,571       69,268         65,147
  All other liabilities                3,017        3,163          3,560
                                     -------      -------        -------
       Total liabilities             455,296      466,627        466,111

SHAREHOLDERS' EQUITY                  53,036       53,463         53,449
                                     -------      -------        -------
       Total liabilities and
        shareholders' equity        $508,332      520,090        519,560
                                     =======      =======        =======

                                    -20-

March 31, 2004 vs. December 31, 2003. Total average interest-earning assets decreased $11.2 million when comparing the quarter ended March 31, 2004 to the quarter ended December 31,2003. Federal funds sold decreased $4.4 million and investment securities decreased $9.1 million, while loans increased $2.3 million. Average balances in the real estate mortgage loan, Homeline home equity loan, and commercial loan portfolios grew during the first quarter, while average installment loans decreased. Real estate mortgage loans grew during the quarter because management has placed more new loans in the portfolio and has sold fewer new loans in the secondary market, combined with a much lower level of refinance activity.

Besides supporting loan growth, the declines in federal funds sold and investment securities were used to fund an $11.5 million decrease in total average interest-bearing liabilities. Most of the decrease was in interest-bearing deposits, which decreased $9.6 million on an average basis, while average long-term debt decreased $1.6 million. Most of the deposit decrease was in NOW and certificates of deposit accounts, partially offset by growth in money fund investment and regular savings accounts. Long-term debt decreased because of the maturation of a $2.0 million borrowing during December, 2003.

Total deposits at March 31, 2004 were approximately $23.9 million less than total deposits at December 31, 2003. Approximately $15.5 million of this decrease was due to a new trust account that was obtained near year end, 2003. The funds were temporarily deposited in a liquid account at Lebanon Citizens National Bank until the trust department could invest them in other instruments during early 2004.

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

A summary of the regulatory capital and capital ratios of LCNB follows:

                                              At                At
                                           March 31,       December 31,
                                             2004              2003
                                             (Dollars in thousands)
Regulatory Capital:
 Shareholders' equity                     $ 53,540            52,448
 Goodwill and other intangibles             (2,391)           (2,550)
 Net unrealized securities gains            (2,246)           (1,819)
                                            ------            ------
   Tier 1 risk-based capital                48,903            48,079

 Eligible allowance for loan losses          2,150             2,150
                                            ------            ------
  Total risk-based capital                $ 51,053            50,229
                                            ======            ======
Capital Ratios:
 Total risk-based                            16.16%            15.58%
 Tier 1 risk-based                           15.48%            14.91%
 Tier 1 leverage                              9.72%             9.34%

Minimum Required Capital Ratios:
 Total risk-based                             8.00%             8.00%
 Tier 1 risk-based                            4.00%             4.00%
 Tier 1 leverage                              3.00%             3.00%


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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash, federal funds sold and securities available for sale. At March 31, 2004, LCNB liquid assets amounted to $162.0 million or 32.3% of total assets, a decrease from $185.3 million or 35.4% at December 31, 2003.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's primary market area. LCNB does not solicit brokered deposits as a funding source. The liquidity of LCNB is enhanced by the fact that 89.8% of total deposits at March 31, 2004 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

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


RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued in December, 2003, and replaces the original SFAS No. 132. SFAS No. 132 (revised 2003) retains the disclosures required by the original SFAS No. 132 and requires additional disclosures, including certain disclosures to be included in interim period financial statements. Such disclosures are reflected in Note 8 to these financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

For a discussion of LCNB's asset and liability management policies and gap analysis for the year ended December 31, 2003 see Item 7A, Quantitative and Qualitative Disclosures about Market Risks, in the Form 10-K for the year ended December 31, 2003, incorporated by reference. There have been no material changes in LCNB's market risks, which for LCNB is primarily interest rate risk.


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

Under the "Market Repurchase Program" LCNB will purchase up to 50,000 shares of its stock through market transactions with a selected stockbroker.
Through March 31, 2004, 17,051 shares have been purchased under this program. The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the three months ended March 31, 2004:

                                              Total Number       Maximum
                                               of Shares         Number
                                             Purchased as       of Shares
                                           Part of Publicly  that May Yet Be
                 Total Number    Average       Announced      Purchased Under
                  of Shares     Price Paid      Plans or       the Plans or
                  Purchased     Per Share       Programs         Programs
                  ---------     ---------       --------         --------

January                -         $     -            -             33,923
February             974           72.15          974             32,949
March                  -               -            -             32,949
                    ----                         ----
Total                974         $ 72.15          974             32,949
                    ====         =======         ====             ======

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time. Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures. Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices. No shares were purchased under this program during the three months ended March 31, 2004 and a total of 72,222 shares have been purchased under this program since its inception.

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

            31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.


   (b)  Reports on Form 8-K
          Form 8-K dated January 15, 2004, reporting under Item 9 the issuance of a press release, announcing earnings of LCNB for the year ended December 31, 2003.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LCNB Corp.
Registrant



/s/ Stephen P. Wilson                /s/Steve P. Foster
-------------------------            -------------------------
Stephen P. Wilson                    Steve P. Foster
President, CEO & Chairman            Executive Vice President
of the Board of Directors            and Chief Financial Officer
May 10, 2004                         May 10, 2004