Form 10-Q
period 2004-06-30
LCNB CORP
filed 2004-07-26
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

 (      )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from

  to

Commission File Number  000-26121

LCNB Corp.

(Exact name of registrant as specified in its charter)

Ohio

 31-1626393

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification Number)

2 North Broadway, Lebanon, Ohio   45036

(Address of principal executive offices, including Zip Code)

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

Yes   X  No

The number of shares outstanding of the issuer's common stock, without par value, as of July 23, 2004 was 3,346,306 shares.

LCNB Corp.

INDEX

Page No.

Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets -

June 30, 2004, and December 31, 2003

1

Consolidated Statements of Income -

Three and Six Months Ended June 30, 2004 and 2003

2

Consolidated Statements of Comprehensive Income -

Three and Six Months Ended June 30, 2004 and 2003

3

Consolidated Statements of Stockholders' Equity -

Six Months Ended June 30, 2004 and 2003

4

Consolidated Statements of Cash Flows -

Six Months Ended June 30, 2004 and 2003

5

Notes to Consolidated Financial Statements

6-11

Independent Accountants' Review Report

12

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations

13-26

Item 3.  Quantitative and Qualitative Disclosures about

Market Risks

27

Item 4  Controls and Procedures

27

Part II - Other Information

Item 1  Legal Proceedings

28

Item 2  Changes in Securities and Use of Proceeds

28-29

Item 3  Defaults by the Company on its Senior Securities

29

Item 4  Submission of Matters to a Vote of Security Holders

29

Item 5  Other Information

29

Item 6  Exhibits and Reports on Form 8-K

30

Signatures

31

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Cash and due from banks	$14,198	11,784
Federal funds sold	-	22,625
Total cash and cash equivalents	14,198	34,409

Securities available for sale, at market value	140,330	150,939
Federal Reserve Bank stock and Federal Home
Loan Bank stock, at cost	3,008	2,962
Loans, net	326,192	315,683
Premises and equipment, net	12,440	12,009
Intangibles, net	2,503	2,832
Other assets	4,523	4,774
TOTAL ASSETS	$503,194	523,608

LIABILITIES:
Deposits –
Noninterest-bearing	$70,067	66,159
Interest-bearing	374,686	396,874
Total deposits	444,753	463,033
Long-term debt	4,167	4,197
Accrued interest and other liabilities	3,341	3,930
TOTAL LIABILITIES	452,261	471,160

SHAREHOLDERS’ EQUITY:
Common stock-no par value, authorized 4,000,000 shares;
issued and outstanding 3,551,884 shares	10,560	10,560
Surplus	10,553	10,553
Retained earnings	35,221	33,872
Treasury shares at cost, 202,278 and 177,508 shares at June 30,
2004 and December 31, 2003, respectively	(5,281)	(4,356)
Accumulated other comprehensive income (loss), net of taxes	(120)	1,819
TOTAL SHAREHOLDERS’ EQUITY	50,933	52,448

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$503,194	523,608

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$5,003	5,539	10,063	11,308
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	43	42	66	64
Interest on investment securities –
Taxable	723	751	1,470	1,504
Non-taxable	479	530	973	1,063
Other short-term investments	32	52	66	92
TOTAL INTEREST INCOME	6,280	6,914	12,638	14,031

INTEREST EXPENSE:
Interest on deposits	1,695	2,260	3,503	4,511
Interest on borrowings	53	69	107	142
TOTAL INTEREST EXPENSE	1,748	2,329	3,610	4,653
NET INTEREST INCOME	4,532	4,585	9,028	9,378
PROVISION FOR LOAN LOSSES	210	99	300	217

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,322	4,486	8,728	9,161

NON-INTEREST INCOME:
Trust income	350	234	715	489
Service charges and fees	971	702	1,870	1,339
Net gain on sales of securities	-	-	127	-
Insurance agency income	402	399	728	760
Gains from sales of mortgage loans	21	275	42	502
Gain from sale of credit card portfolio	-	-	403	-
Other operating income	32	30	69	65
TOTAL NON-INTEREST INCOME	1,776	1,640	3,954	3,155

NON-INTEREST EXPENSE:
Salaries and wages	1,735	1,707	3,507	3,411
Pension and other employee benefits	430	412	962	896
Equipment expenses	265	254	513	486
Occupancy expense – net	301	268	597	549
State franchise tax	147	146	284	263
Marketing	73	53	208	160
Intangible amortization	149	152	301	302
ATM expense	76	74	152	143
Other non-interest expense	821	809	1,753	1,600
TOTAL NON-INTEREST EXPENSE	3,997	3,875	8,277	7,810
INCOME BEFORE INCOME TAXES	2,101	2,251	4,405	4,506
PROVISION FOR INCOME TAXES	545	553	1,187	1,202
NET INCOME	$1,556	1,698	3,218	3,304

Dividends declared per common share	$0.28	0.2625	0.555	0.525

Earnings per common share:
Basic	$0.46	0.49	0.96	0.96
Diluted	0.46	0.49	0.96	0.96

Average shares outstanding:
Basic	3,362,446	3,437,008	3,367,990	3,439,162
Diluted	3,363,578	3,437,158	3,369,022	3,439,214

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net Income	$1,556	1,698	3,218	3,304

Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities (net of tax benefits of $1,220 and $956 for the three and six months ended June 30, 2004, and net of taxes of $388 and $649 for the three and six months ended June 30, 2003)	(2,366)	754	(1,854)	1,261

Reclassification adjustment for net realized gain on sale of available for sale securities included in net income (net of taxes of $43 for the six months ended June 30, 2004)	-	-	(85)	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(810)	2,452	1,279	4,565

	LCNB CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
		($000's, except per share amounts)
		(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Surplus	Earnings	Shares	Income	Equity
Balance January 1, 2003	$10,560	10,553	30,768	(2,193)	2,242	51,930

Net income			3,304			3,304

Change in estimated fair value of
securities available for sale,
net of tax and reclassification
adjustment					1,261	1,261

Treasury shares purchased				(240)		(240)

Cash dividends declared			(1,805)			(1,805)
Balance June 30, 2003	$10,560	10,553	32,267	(2,433)	3,503	54,450

Balance January 1, 2004	$10,560	10,553	33,872	(4,356)	1,819	52,448

Net income			3,218			3,218

Change in estimated fair value of
securities available for sale,
net of tax and reclassification
adjustment					(1,939)	(1,939)

Treasury shares purchased				(925)		(925)

Cash dividends declared			(1,869)			(1,869)
Balance June 30, 2004	$10,560	10,553	35,221	(5,281)	(120)	50,933

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,218	3,304
Adjustments to reconcile net income to net cash
provided by operating activities –
Depreciation, amortization and accretion	1,558	1,548
Provision for loan losses	300	217
Deferred income tax provision (benefit)	-	207
Federal Home Loan Bank stock dividends	(46)	(45)
Realized gains on sales of securities available for sale	(127)	-
Realized gain on sale of credit card portfolio	(403)	-
Origination of mortgage loans for sale	(1,665)	(22,115)
Realized gains from sales of mortgage loans	(42)	(503)
Proceeds from sales of mortgage loans	1,689	22,398
(Increase) decrease in income receivable	311	169
(Increase) decrease in other assets	293	(210)
Increase (decrease) in other liabilities	(184)	(215)
TOTAL ADJUSTMENTS	1,684	1,451
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,902	4,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	11,510	-
Proceeds from maturities of securities available for sale	22,468	23,553
Purchases of securities available for sale	(26,709)	(37,639)
Proceeds from sale of credit card portfolio	2,963	-
Net decrease (increase) in loans	(13,513)	3,551
Purchases of premises and equipment	(972)	(670)
Proceeds from sales of premises and equipment	2	-
NET CASH USED IN INVESTING ACTIVITIES	(4,251)	(11,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(18,280)	9,741
Net change in short-term borrowings	242	(269)
Principal payments on long-term debt	(30)	(28)
Cash dividends paid	(1,869)	(1,805)
Purchases of treasury shares	(925)	(240)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(20,862)	7,399
NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,211)	949

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	34,409	25,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,198	26,553

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest paid	$3,720	4,625
Income taxes paid	1,261	1,195

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

Substantially all of the assets, liabilities and operations of LCNB Corp.("LCNB") are attributable to its wholly owned subsidiaries, Lebanon Citizens National Bank ("Lebanon Citizens") and Dakin Insurance Agency, Inc. ("Dakin").  The accompanying unaudited consolidated financial statements include the accounts of LCNB, Lebanon Citizens, and Dakin.

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

Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2003 Form 10-K filed with the Securities and Exchange Commission.

The Board of Directors of LCNB at the regular meeting of April 13, 2004 declared a stock dividend of one share for each share owned to shareholders of record on April 20, 2004.  The stock dividend was paid on April 30, 2004 and was accounted for as a stock split.  All share and per share information for all periods presented have been retroactively restated to reflect the stock dividend.

The financial information presented on pages one through ten of this Form 10-Q has been subject to a review by J.D. Cloud & Co., L.L.P., LCNB's independent certified public accountants, as described in their report contained herein.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 2 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three and six months ended June 30 (thousands, except share and per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Net income	$1,556	1,698	3,218	3,304

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	3,362,446	3,437,008	3,367,990	3,439,162

Add- Dilutive effect of stock options	1,132	150	1,032	52

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	3,363,578	3,437,158	3,369,022	3,439,214

Basic earnings per common share	$0.46	0.49	0.96	0.96

Diluted earnings per common share	$0.46	0.49	0.96	0.96

Note 3 -  Investment Securities

Available for sale investment securities, recorded at estimated market value, consist of the following (thousands):

	June 30,	December 31,
	2004	2003
U.S. Treasury notes	$3,146	2,149
U.S. Agency notes	42,581	61,822
U.S. Agency mortgage-backed securities	29,891	20,988
Municipal securities:
Non-taxable	52,249	54,409
Taxable	12,463	11,571
Total	$140,330	150,939

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 - Loans

Major classifications of loans at June 30, 2004 and December 31, 2003 are as follows (thousands):

	June 30,	December 31,
	2004	2003
Commercial and industrial	$31,645	30,519
Commercial, secured by real estate	101,932	99,461
Residential real estate	152,685	139,305
Consumer, excluding credit card	39,057	43,283
Agricultural	1,914	1,192
Credit card	22	2,707
Other loans	217	212
Lease financing	334	588
	327,806	317,267
Deferred net origination costs	536	566
	328,342	317,833
Allowance for loan losses	(2,150)	(2,150)
Loans – net	$326,192	315,683

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at June 30, 2004 and December 31, 2003 were $49,888,000 and $54,802,000, respectively.  Loans sold to the FHLMC during the three and six months ended June 30, 2004 totaled $1,086,000 and $1,665,000, respectively, and $12,390,000 and $22,115,000 during the three and six months ended June 30, 2003, respectively.

Mortgage servicing rights on originated mortgage loans that have been sold are capitalized by allocating the total cost of the loans between mortgage servicing rights and the loans based on their relative fair values.  Approximately $12,000 and $18,000 were capitalized during the three and six months ended June 30, 2004, respectively, and $124,000 and $220,000 were capitalized during the three and six months ended June 30, 2003, respectively.  Capitalized mortgage servicing rights are being amortized to loan servicing income in proportion to and over the period of estimated servicing income.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 - Loans (continued)

	June 30,	June 30,
	2004	2003
Balance - beginning of year	$2,150	2,000
Provision for loan losses	300	217
Charge-offs	(358)	(248)
Recoveries	58	34
Balance - end of period	$2,150	2,003

Charge-offs for the six months ended June 30, 2004 included a $107,000 partial charge-off for a commercial loan.  The balance of charge-offs for that period was primarily for consumer loans.  Charge-offs for the six months ended June 30, 2003 consisted of consumer and credit card loans.  There were no charge-offs on residential real estate or commercial loans for the 2003 period.

Non-accrual, past-due, and restructured loans as of June 30, 2004 and December 31, 2003 were as follows (thousands):

	June 30,	December 31,
	2004	2003
Non-accrual loans	$2,027	794
Past-due 90 days or more and still accruing	342	2,442
Restructured loans	-	-
Total	$2,369	3,236

Non-accrual loans at June 30, 2004 included $1,817,000 of related commercial loans that were classified as loans past due 90 days or more and still accruing at December 31, 2003, at which time they had a balance of $2,030,000.  The $213,000 difference in the loan balances at June 30, 2004 and December 31, 2003 is due to principal payments received during the second quarter.  These loans are secured by a combination of mortgages and other collateral.  Information received during the first quarter, 2004 raised uncertainties concerning the collectibility of certain collateral and management transferred the loans to the nonaccrual classification and is continuing to classify the loans as non-accrual.

Non-accrual loans at December 31, 2003 included a commercial loan in the amount of $564,000, which was paid in full during the second quarter, 2004.

Note 5 – Other Borrowings

At June 30, 2004 and December 31, 2003, accrued interest and other liabilities included U.S. Treasury demand note borrowings of approximately $875,000 and $633,000, respectively.

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2004 and December 31, 2003 were as follows (thousands):

	June 30,	December 31,
	2004	2003
Commitments to extend credit	$66,887	74,828
Standby letters of credit	6,885	6,770

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At June 30, 2004 and December 31, 2003, outstanding guarantees of $1,995,000 and $1,880,000, respectively, were issued to developers and contractors.  These guarantees generally expire within one year and are fully secured.  In addition, LCNB has an approximate $4.9 million participation at June 30, 2004 and December 31, 2003 in a letter of credit securing payment of principal and interest on a bond issue.  This letter of credit will expire July 15, 2006, and is secured by an assignment of rents and the underlying real property.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

At June 30, 2004, LCNB is committed under various contracts to expend approximately $140,000 to complete certain building renovation projects.

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

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 7 - Stock Options

LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 100,000 shares.  Stock options for 4,054 shares with an exercise price of $35.315 were granted to key executive officers of LCNB during the first quarter, 2004.  At June 30, 2004, 9,582 stock options with a weighted average exercise price of $30.05 were outstanding.  The options expire in 2013 and 2014.  No options have been exercised as of June 30, 2004.

LCNB accounts for the Plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The pro-forma effect on net income and earnings per share if LCNB had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation was not material.  Because 2003 was the first year stock options were outstanding, the pro-forma affect for 2003 and 2004 may not be indicative of the pro-forma affect on future quarters and years.

Note 8 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three and six months ended June 30, 2004 and 2003, are summarized as follows (thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Service cost	$163,251	164,870	326,140	327,906
Interest cost	62,917	60,704	125,134	116,400
Expected return on plan assets	(78,609)	(79,031)	(159,182)	(157,105)
Amortization on net (gain) loss	17,830	25,007	35,462	49,059
Net periodic pension cost	165,389	171,550	327,554	336,260

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $650,000 to its pension plan in 2004.  As of June 30, 2004, no contributions have been made.

INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of June 30, 2004, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2004 and 2003, and the related consolidated statements of cash flows and shareholders' equity for each of the six-month periods ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of The Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of The Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We previously audited, in accordance with the standards of The Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2003 (presented herein), and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 16, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

July 15, 2004

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

Results of Operations

LCNB earned $1,556,000, or $0.46 per share, for the three months ended June 30, 2004 compared to $1,698,000, or $0.49 per share, for the three months ended June 30, 2003.  The return on average assets (ROAA) was 1.24% and the return on average equity (ROAE) was 11.89% for the second quarter of 2004, compared with an ROAA of 1.32% and an ROAE of 12.69% for the second quarter of 2003.

LCNB earned $3,218,000, or $0.96 per share, during the first six months of 2004 compared to $3,304,000, or $0.96 per share, for the first six months of 2003.  The ROAA and ROAE for the first six months of 2004 were 1.28% and 12.25%, respectively.  The comparable ratios for the first six months of 2003 were 1.30% and 12.53%, respectively.

LCNB's earnings for the first half of 2004 included $530,000, or $350,000 on an after-tax basis, in gains from first quarter sales of investment securities totaling $11.4 million and credit card receivables totaling approximately $2.6 million.  The proceeds from the sale of investment securities were primarily used to purchase securities with a slightly longer maturity and higher average interest rates than the ones sold.  LCNB management decided to exit the credit card market and sell its receivables to MBNA America because of the high administrative costs of servicing a small credit card portfolio.  LCNB will continue to offer credit card products under a marketing agreement with MBNA.

The decrease in net income for both the three and six month periods are primarily attributed to reductions in net interest income and gains from sales of mortgage loans, along with an increase in the provision for loan losses.  Partially offsetting these influences were increases in trust income and income from service charges and fees.

Net Interest Income

Three Months Ended June 30, 2004 vs. 2003.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2004 and 2003, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Three Months Ended June 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$321,502	$5,004	6.24%	$320,357	$5,543	6.94%
Federal funds sold	13,225	32	0.97%	18,415	52	1.13%
Federal Reserve Bank stock	647	19	11.78%	647	19	11.78%
Federal Home Loan Bank stock	2,338	24	4.12%	2,247	23	4.11%
Investment securities:
Taxable	84,816	723	3.42%	85,729	751	3.51%
Non-taxable (2)	51,773	726	5.62%	58,827	803	5.48%
Total earnings assets	474,301	6,528	5.52%	486,222	7,191	5.93%
Non-earning assets	33,006			32,642
Allowance for loan losses	(2,164)			(2,004)
Total assets	$505,143			$516,860

Interest-bearing deposits	$372,130	1,695	1.83%	$389,951	2,260	2.32%
Short-term debt	573	1	0.70%	623	1	0.64%
Long-term debt	4,175	52	5.00%	6,233	68	4.38%
Total interest-bearing liabilities	376,878	1,748	1.86%	396,807	2,329	2.35%
Demand deposits	72,933			62,926
Other liabilities	2,708			3,443
Capital	52,624			53,684
Total liabilities and capital	$505,143			$516,860

	Three Months Ended June 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Net interest rate spread (3)			3.66%			3.58%

Net interest income and net interest margin on
a taxable-equivalent basis (4)		$4,780	4.04%		$4,862	4.01%

Ratio of interest-earning assets to interest-
bearing liabilities	125.85%			122.53%

(1)

Includes nonaccrual loans if any.  Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.

(2)

Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

(3)

The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.

(4)

The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2004 as compared to the comparable period in 2003.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30,
	2004 vs. 2003
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$20	(559)	(539)
Federal funds sold	(13)	(7)	(20)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	1	-	1
Investment securities
Taxable	(8)	(20)	(28)
Nontaxable	(98)	21	(77)
Total interest income	(98)	(565)	(663)

Interest-bearing Liabilities:
Deposits	(99)	(466)	(565)
Short-term borrowings	-	-	-
Long-term debt	(25)	9	(16)
Total interest expense	(124)	(457)	(581)
Net interest income	$26	(108)	(82)

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net interest income on a fully tax-equivalent basis for the three months ended June 30,  2004 totaled $4,780,000, a decrease of $82,000 from the comparable period in 2003.  Total interest income decreased $663,000 and was largely offset by a decrease in total interest expense of $581,000.  The decreases in both interest income and expense were primarily a result of decreases in the average rate earned on loans and investments and the average rate paid for deposits and borrowings.

The decrease in total interest income was primarily due to a 41 basis point (a basis point equals 0.01%) reduction in the average rate earned on earning assets, from 5.93% for the second quarter of 2003 to 5.52% for the second quarter of 2004.  A secondary factor was an $11.9 million decrease in average interest earning assets, from $486.2 million for the three months ended June 30, 2003 to $474.3 million for the same period in 2004.  Most of the decrease was in federal funds sold and investment securities.

The decrease in total interest expense was primarily due to a 49 basis point decrease in the average rate paid and secondarily due to a $19.9 million decrease in average interest-bearing liabilities.  Average interest-bearing deposits decreased $17.8 million, while average long-term debt decreased $2.1 million.  The deposit decrease was primarily in money fund investment and certificate of deposit accounts.  The decrease in long-term debt was due to the maturation of a $2.0 million Federal Home Loan Bank advance in December, 2003.

Six Months Ended June 30, 2004 vs. 2003.

The following table presents, for the six months ended June 30, 2004 and 2003, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Six Months Ended June 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$319,796	$10,066	6.33%	$322,500	$11,317	7.08%
Federal funds sold	13,715	66	0.97%	16,342	92	1.14%
Federal Reserve Bank stock	647	19	5.91%	647	19	5.92%
Federal Home Loan Bank stock	2,326	47	4.06%	2,236	45	4.06%
Investment securities:
Taxable	86,432	1,470	3.42%	81,818	1,504	3.71%
Non-taxable (2)	52,724	1,474	5.62%	57,968	1,611	5.60%
Total earnings assets	475,640	13,142	5.56%	481,511	14,588	6.11%
Non-earning assets	33,251			32,884
Allowance for loan losses	(2,159)			(2,004)
Total assets	$506,732			$512,391

Interest-bearing deposits	$375,109	3,503	1.88%	$386,985	4,511	2.35%
Short-term debt	501	2	0.80%	623	3	0.97%
Long-term debt	4,182	105	5.05%	6,240	139	4.49%
Total interest-bearing liabilities	379,792	3,610	1.91%	393,848	4,653	2.38%
Demand deposits	71,270			62,096
Other liabilities	2,840			3,266
Capital	52,830			53,181
Total liabilities and capital	$506,732			$512,391

	Six Months Ended June 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Net interest rate spread (3)			3.64%			3.73%

Net interest income and net interest margin on
a taxable-equivalent basis (4)		$9,532	4.03%		$9,935	4.16%

Ratio of interest-earning assets to interest-
bearing liabilities	125.24%			122.26%

(1)

Includes nonaccrual loans if any.  Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.

(2)

Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

(3)

The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.

(4)

The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2004 as compared to the comparable period in 2003.

	Six Months Ended
	June 30,
	2004 vs. 2003
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(94)	(1,157)	(1,251)
Federal funds sold	(14)	(12)	(26)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	2	-	2
Investment securities
Taxable	82	(116)	(34)
Nontaxable	(147)	10	(137)
Total interest income	(171)	(1,275)	(1,446)

Interest-bearing Liabilities:
Deposits	(135)	(873)	(1,008)
Short-term borrowings	(1)	-	(1)
Long-term debt	(50)	16	(34)
Total interest expense	(186)	(857)	(1,043)
Net interest income	$15	(418)	(403)

Net interest income on a fully tax-equivalent basis for the first half of 2004 totaled $9,532,000, a decrease of $403,000 from the first half of 2003.  Total interest income decreased $1,446,000 and was partially offset by a decrease in total interest expense of $1,043,000.

The decrease in total interest income was primarily due to a 55 basis point decrease in the average rate earned on earning assets, from 6.11% for the first half of 2003 to 5.56% for the first half of 2004.  A secondary factor was a $5.9 million decrease in average total earning assets.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The decrease in total interest expense was primarily due to a 47 basis point decrease in the average rate paid, and secondarily to a $14.1 million decrease in average interest-bearing liabilities.  Average interest-bearing deposits decreased $11.9 million and average long-term debt decreased $2.1 million.  As discussed in the previous section, the deposit decrease was primarily in money fund investment and certificate of deposit accounts and the decrease in long-term debt was due to the maturation of a $2.0 million Federal Home Loan Bank advance in December, 2003.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  The total loan loss provision and the other changes in the allowance for loan losses are shown below.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)

Balance, beginning of period	$2,150	2,000	2,150	2,000

Charge-offs	251	110	358	248
Recoveries	41	14	58	34
Net charge-offs	210	96	300	214

Provision for loan losses	210	99	300	217
Balance, end of period	$2,150	2,003	2,150	2,003

Charge-offs for the first half of 2004 included a $107,000 partial charge-off on a commercial loan, $238,000 in consumer loan charge-offs, and $10,000 in credit card charge-offs.  Charge-offs for the first half of 2003 included $234,000 in consumer loan charge-offs and $14,000 in credit card charge-offs.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

	June 30,	December 31,
	2004	2003
	(In thousands)
Loan accounted for on non-accrual basis	$2,027	794
Accruing loans which are past due 90 days or more	342	2,442
Renegotiated loans	-	-
Total	$2,369	3,236

Non-accrual loans at June 30, 2004 included $1,817,000 of related commercial loans that were classified as loans past due 90 days or more and still accruing at December 31, 2003, at which time they had a balance of $2,030,000.  The $213,000 difference in the loan balances at June 30, 2004 and December 31, 2003 is due to principal payments received during the second quarter.  These loans are secured by a combination of mortgages and other collateral.  Information received during the first quarter, 2004 raised uncertainties concerning the collectibility of certain collateral and management transferred the loans to the nonaccrual classification and is continuing to classify the loans as non-accrual.

Non-accrual loans at December 31, 2003 included a commercial loan in the amount of $564,000, which was paid in full during the second quarter, 2004.

Non -Interest Income

Three Months Ended June 30, 2004 vs. 2003.

Total non-interest income for the second quarter of 2004 was $136,000 or 8.3% greater than for the second quarter of 2003 primarily due to increased service charges and fees and increased trust income, partially offset by decreased gains from loan sales from reduced activity in the real estate mortgage loan secondary market.  Service charges and fees increased $269,000 or 38.3% primarily due to an increase in the number of non-sufficient fund charges.  Trust income was $116,000 or 49.6% greater primarily due to growth in total trust assets, from $125.9 million at June 30, 2003 to $175.9 million at June 30, 2004.  This growth was primarily from new business.

Gains from sales of mortgage loans decreased $254,000 or 92.4% due to a decrease in the volume of loans sold during the second quarter, 2004 as compared to the second quarter, 2003.  The volume of residential mortgage loan refinancing has declined with the recent increase in market rates and LCNB is also adding a greater percentage of new loans generated to its loan portfolio rather than selling them in the secondary market.  See Note 4 to the consolidated financial statements for a comparison of loans sold during the three and six months ended June 30, 2004 and 2003.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Six Months Ended June 30, 2004 vs. 2003.

Total non-interest income for the first six months of 2004, excluding the investment security and credit card gains, was $269,000 or 8.5% more than for the comparable period in 2003 primarily due to a $531,000 or 39.7% increase in service charges and fees and a $226,000 or 46.2% increase in trust income, partially offset by a $460,000 or 91.6% decrease in gains from sales of mortgage loans.  Service charges and fees and trust income increased and gains from sales of mortgage loans decreased for substantially the same reasons mentioned above.

Non-Interest Expense

Three Months Ended June 30, 2004 vs. 2003.

Total non-interest expense increased $122,000 or 3.1% during the second quarter, 2004 compared with the second quarter, 2003 primarily due to increases in salaries and wages, pension and other employee benefits and occupancy expenses.  Salaries and wages increased $28,000 or 1.6% primarily due to routine salary and wage increases.  Pension and other employee benefits increased $18,000 or 4.4% primarily due to increased expenses for social security and medicare matching and increased pension expense.  Occupancy expense increased $33,000 or 12.3% primarily due to increased maintenance and repair expenses.

Six Months Ended June 30, 2004 vs. 2003.

Total non-interest expense increased $467,000 or 6.0% during the first half, 2004 compared with the first half of  2003 primarily due to a $96,000 or 2.8% increase in salaries and wages, a $66,000 or 7.4% increase in pension and other employee benefits, a $48,000 or 8.7% increase in occupancy expense, and a $153,000 or 9.6% increase in other non-interest expenses.  The increases in salaries and wages and pension and other employee benefits were for substantially the same reasons described in the second quarter comparison above.  Approximately $23,000 of the increase in occupancy expense was due to increased maintenance and repair expenses, and the rest was due to smaller increases in several different occupancy classifications.  Items contributing to the increase in other non-interest expenses included maintenance contracts on computer software, postage, telephone expense, and outside services.

Income Taxes

LCNB’s effective tax rates for the six months ended June 30, 2004 and 2003 were 26.9% and 26.7%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Financial Condition

Loans at June 30, 2004 were approximately $10.5 million greater than at December 31, 2003.  The growth can be attributed to residential real estate loan portfolio, which was $13.4 million greater at June 30, 2004 than at December 31, 2003.  The portfolio grew because, with the recent increase in market rates for residential real estate loans, LCNB is adding a greater percentage of new loans generated to its loan portfolio rather than selling them in the secondary market.

Interest-bearing deposits at June 30, 2004 were approximately $22.2 million less than at December 31, 2003.  Approximately $15.5 million of this decrease was due to a new trust account that was obtained near year end, 2003.  The funds were temporarily deposited in a liquid, interest-bearing account at Lebanon Citizens until the trust department could invest them in other instruments during early 2004.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

	CONDENDSED QUARTERLY AVERAGE
	BALANCE SHEETS
	June 30,	March 31,	December 31,
	2004	2004	2003
	(In thousands)
ASSETS
Interest earning:
Federal funds sold	$13,225	14,206	18,633
Investment securities	139,574	144,686	153,753
Loans	321,502	318,089	315,818
Total interest-earning assets	474,301	476,981	488,204

Noninterest-earning:
Cash and due from banks	13,653	13,992	13,525
All other assets	19,353	19,512	20,469
Allowance for credit losses	(2,164)	(2,153)	(2,108)
Total assets	$505,143	508,332	520,090

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$372,130	378,089	387,680
Short-term borrowings	573	430	747
Long-term debt	4,175	4,189	5,769
Total interest-bearing liabilities	376,878	382,708	394,196

Noninterest-bearing:
Noninterest-bearing deposits	72,933	69,571	69,268
All other liabilities	2,708	3,017	3,163
Total liabilities	452,519	455,296	466,627

SHAREHOLDERS' EQUITY	52,624	53,036	53,463
Total liabilities and shareholders' equity	$505,143	508,332	520,090

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Average total interest-earning assets decreased approximately $2.7 million or 0.6% during the second quarter, 2004 compared to the first quarter, 2004.  The decline was in investment securities, which decreased $5.1 million or 3.5% on an average basis, and in federal funds sold, which decreased $1.0 million or 6.9% on an average basis.  Average loans partially offset these decreases with an increase of $3.4 million or 1.1%.  Average balances in the residential real estate and commercial loan portfolios grew during the second quarter, while consumer loans declined.

Average total interest-bearing liabilities for the second quarter, 2004, were $5.8 million or 1.5% less than for the first quarter, 2004.  The decrease was primarily in interest-bearing deposits, which decreased $6.0 million on an average basis.  Certificate of deposit accounts decreased $7.5 million on an average basis, while IRA accounts increased $0.5 million and highly liquid savings and NOW account products increased a net $1.0 million.  Management believes the growth in the liquid products reflects investor preference for short-term, highly liquid investments during the current economic cycle.  This means much of the savings deposit growth of the last several years could be quickly withdrawn when interest rates increase.  Management is attempting to lock in a portion of these funds by offering special rates on selected certificate of deposit products.

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	At	At
	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Regulatory Capital:
Shareholders' equity	$50,933	52,448
Goodwill and other intangibles	(2,240)	(2,550)
Net unrealized securities losses (gains)	120	(1,819)
Tier 1 risk-based capital	48,813	48,079

Eligible allowance for loan losses	2,150	2,150
Total risk-based capital	$50,963	50,229

Capital ratios:
Total risk-based	15.83%	15.58%
Tier 1 risk-based	15.16%	14.91%
Leverage	9.74%	9.34%

Minimum Required Capital Ratios:
Total risk-based	8.00%	8.00%
Tier 1 risk-based	4.00%	4.00%
Tier 1 leverage	3.00%	3.00%

LCNB Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Liquidity

LCNB depends on dividends from its subsidiaries for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders.  National banking law limits the amount of dividends Lebanon Citizens may pay to the sum of retained net income, as defined, for the current year plus retained net income for the previous two years.  Prior approval from the Office of the Comptroller of the Currency, Lebanon Citizens’ primary regulator, would be necessary for Lebanon Citizens to pay dividends in excess of this amount.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.  Management believes Lebanon Citizens will be able to pay anticipated dividends to LCNB without needing to request approval.

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold and securities available for sale.  At June 30, 2004, LCNB liquid assets amounted to $154.5 million or 30.7% of total gross assets, a decrease from $185.3 million or 35.4% at December 31, 2003.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s trade area.  Approximately 89.5% of total deposits at June 30, 2004 were “core” deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Secondary sources of liquidity include LCNB’s ability to sell loan participations, borrow funds from the Federal Home Loan Bank, and purchase federal funds.  Management closely monitors the level of liquid assets available to meet ongoing funding needs.  It is management’s intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost.  LCNB experienced no liquidity or operational problems as a result of the current liquidity levels.

LCNB Corp. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

For a discussion of LCNB's asset and liability management policies and gap analysis for the year ended December 31, 2003 see Item 7A, Quantitative and Qualitative Disclosures about Market Risks, in the Form 10-K for the year ended December 31, 2003.  There have been no material changes in LCNB's market risks, which for LCNB is primarily interest rate risk.

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of June 30, 2004, LCNB's disclosure controls and procedures were adequate.

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

Under the "Market Repurchase Program" LCNB will purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  Through June 30, 2004, 41,224 shares had been purchased under this program.  The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the six months ended June 30, 2004:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	-	$-	-	67,846
February	1,948	36.08	1,948	65,898
March	-	-	-	65,898
April	-	-	-	65,898
May	7,122	37.32	7,122	58,776
June	-	-	-	58,776
Total	9,070	$37.05	9,070	58,776

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 160,144 shares have been purchased under this program since its inception.  The following table shows information relating to private sale repurchases during the six months ended June 30, 2004:

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 2. Changes in Securities and Use of Proceeds (continued)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	-	$-	-	Not applicable
February	-	-	-
March	-	-	-
April	-	-	-
May	4,000	37.50	4,000
June	11,700	37.50	11,700
Total	15,700	$37.50	15,700

 Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the shareholders of LCNB Corp. was held on April 13, 2004.

One item was voted on by the shareholders of LCNB:  Election of two Class II directors to serve until the 2007 Annual Meeting.

The following members of the Board of Directors of LCNB Corp. were elected as Class II directors by the votes indicated:

Director	For	Withheld
Kathleen Porter Stolle	1,485,609	266
Marvin E. Young	1,485,699	176

The following Class I and III members of the Board of Directors have terms expiring in

2006 and 2005, respectively:

Class I:    David S. Beckett, Robert C. Cropper, and Stephen P. Wilson

Class III:  William H. Kaufman, George L. Leasure, James B. Miller, and

                 Howard E. Wilson

Item 5. Other Information - Not Applicable

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Title
	15	Letter regarding unaudited interim financial information.

	31.1	Certification of Chief Executive Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Financial Officer and Chief Financial Officer
under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

Form 8-K dated April 13, 2004, reporting under Item 5 the declaration by the Board of Directors of a one-for-one stock dividend.

Form 8-K dated April 15, 2004, reporting under Item 9 the issuance of a press release, announcing earnings of LCNB for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

July 26, 2004

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

July 26, 2004

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer