Form 10-Q
period 2004-09-30
LCNB CORP
filed 2004-10-28
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   X  No

The number of shares outstanding of the issuer's common stock, without par value, as of October 27, 2004 was 3,331,299 shares.

LCNB Corp.

INDEX

Page No.

Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets -

September 30, 2004, and December 31, 2003

1

Consolidated Statements of Income -

Three and Nine Months Ended September 30, 2004 and 2003

2

Consolidated Statements of Comprehensive Income -

Three and Nine Months Ended September 30, 2004 and 2003

3

Consolidated Statements of Stockholders' Equity -

Nine Months Ended September 30, 2004 and 2003

4

Consolidated Statements of Cash Flows -

Nine Months Ended September 30, 2004 and 2003

5

Notes to Consolidated Financial Statements

6-12

Independent Accountants' Review Report

13

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations

14-27

Item 3.  Quantitative and Qualitative Disclosures about

Market Risks

28

Item 4  Controls and Procedures

28

Part II - Other Information

Item 1  Legal Proceedings

29

Item 2  Changes in Securities and Use of Proceeds

29-30

Item 3  Defaults by the Company on its Senior Securities

30

Item 4  Submission of Matters to a Vote of Security Holders

30

Item 5  Other Information

30

Item 6  Exhibits and Reports on Form 8-K

31

Signatures

32

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2004	2003
	( Unaudited )
ASSETS:
Cash and due from banks	$15,451	11,784
Federal funds sold	13,575	22,625
Total cash and cash equivalents	29,026	34,409

Securities available for sale, at market value	133,256	150,939
Federal Reserve Bank stock and Federal Home Loan Bank stock, at cost	3,033	2,962
Loans, net	334,214	315,683
Premises and equipment, net	12,264	12,009
Intangibles, net	2,337	2,832
Other assets	5,074	4,774
TOTAL ASSETS	$519,204	523,608

LIABILITIES
Deposits -
Noninterest-bearing	$74,314	66,159
Interest-bearing	385,263	396,874
Total deposits	459,577	463,033
Long-term debt	4,152	4,197
Accrued interest and other liabilities	3,389	3,930
TOTAL LIABILITIES	467,118	471,160

SHAREHOLDERS' EQUITY
Common stock-no par value, authorized 4,000,000 shares; issued and outstanding 3,551,884 shares	10,560	10,560
Surplus	10,553	10,553
Retained earnings	35,871	33,872
Treasury shares at cost, 220,585 and 177,508 shares at September 30, 2004 and December 31, 2003, respectively	(5,966)	(4,356)
Accumulated other comprehensive income , net of taxes	1,068	1,819
TOTAL SHAREHOLDERS' EQUITY	52,086	52,448

TOTAL LIABILITES AND SHARESHOLDERS' EQUITY	$519,204	523,608

The accompanying notes to the consolidated financial statements are an integral part of these statements ..

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$5,187	5,325	15,250	16,633
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	25	23	91	87
Interest on investment securities-
Taxable	734	741	2,204	2,245
Non-taxable	484	532	1,457	1,595
Other short-term investments	28	40	94	132
TOTAL INTEREST INCOME	6,458	6,661	19,096	20,692

INTEREST EXPENSE:
Interest on deposits	1,771	1,978	5,274	6,489
Interest on borrowings	55	74	162	216
TOTAL INTEREST EXPENSE	1,826	2,052	5,436	6,705
NET INTEREST INCOME	4,632	4,609	13,660	13,987
PROVISION FOR LOAN LOSSES	130	204	430	421

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,502	4,405	13,230	13,566

NON-INTEREST INCOME:
Trust income	365	268	1,080	757
Service charges and fees	980	827	2,850	2,166
Net gain on sales of securities	9	3	136	3
Insurance agency income	333	307	1,061	1,067
Gains from sales of mortgage loans	5	233	47	735
Gain from sale of credit card portfolio	-	-	403	-
Other operating income	30	38	99	103
TOTAL NON-INTEREST INCOME	1,722	1,676	5,676	4,831

NON-INTEREST EXPENSE:
Salaries and wages	1,732	1,744	5,239	5,155
Pension and other employee benefits	454	418	1,416	1,314
Equipment expenses	256	262	769	748
Occupancy expense – net	303	281	900	830
State franchise tax	143	133	427	396
Marketing	112	124	320	284
Intangible amortization	149	154	450	456
ATM expense	78	76	230	219
Other non-interest expense	825	845	2,578	2,445
TOTAL NON-INTEREST EXPENSE	4,052	4,037	12,329	11,847

INCOME BEFORE INCOME TAXES	2,172	2,044	6,577	6,550
PROVISION FOR INCOME TAXES	590	518	1,777	1,720
NET INCOME	$1,582	1,526	4,800	4,830

Dividends declared per common share	$0.2800	0.2625	0.8350	0.7875

Earnings per common share:
Basic	$0.47	0.45	1.43	1.41
Diluted	0.47	0.45	1.43	1.41

Average shares outstanding:
Basic	3,339,521	3,415,380	3,358,429	3,431,112
Diluted	3,340,774	3,416,062	3,359,530	3,431,350

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net Income	$1,582	1,526	4,800	4,830

Other comprehensive income (loss):
Net unrealized gain (loss) on available
for sale securities (net of taxes of
$616 and a tax benefit of $340 for the
three and nine months ended
September 30, 2004, and net of tax
benefits of $804 and $155 for the
three and nine months ended
September 30, 2003)	1,193	(1,561)	(661)	(300)

Reclassification adjustment for net
realized gain on sale of available for
sale securities included in net income
(net of taxes of $3 and $46 for the
three and nine months ended
September 30, 2004, and net of taxes
of $1 and $1 for the three and nine
months ended September 30, 2003)	(5)	(2)	(90)	(2)

TOTAL COMPREHENSIVE
INCOME (LOSS)	$2,770	(37)	4,049	4,528

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
( In thousands )
(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders'
	Shares	Surplus	Earnings	Shares	Income	Equity

Balance January 1, 2003	$10,560	10,553	30,768	(2,193)	2,242	51,930

Net income			4,830			4,830

Change in estimated fair value of securities available for sale, net of tax and reclassification adjustment					(302)	(302)

Treasury shares purchased				(2,021)		(2,021)

Cash dividends declared			(2,705)			(2,705)

Balance September 30, 2003	$10,560	10,553	32,893	(4,214)	1,940	51,732

Balance January 1, 2004	$10,560	10,553	33,872	(4,356)	1,819	52,448

Net income			4,800			4,800

Change in estimated fair value of securities available for sale, net of tax and reclassification adjustment					(751)	(751)

Treasury shares purchased				(1,610)		(1,610)

Cash dividends declared			(2,801)			(2,801)

Balance September 30, 2004	$10,560	10,553	35,871	(5,966)	1,068	52,086

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
( In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,800	4,830
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation, amortization and accretion	2,291	2,370
Provision for loan losses	430	421

Federal Home Loan Bank stock dividends	(71)	(67)
Realized gains on sales of securities available for sale	(136)	(3)
Realized gain on sale of credit card portfolio	(403)	-
Origination of mortgage loans for sale	(1,843)	(33,900)
Realized gains from sales of mortgage loans	(47)	(735)
Proceeds from sales of mortgage loans	1,869	34,276
(Increase) decrease in income receivable	116	(60)
(Increase) decrease in other assets	(416)	53
Increase (decrease) in other liabilities	(150)	(95)
TOTAL ADJUSTMENTS	1,640	2,2 60

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,440	7,0 90

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	16,029	1,775
Proceeds from maturities of securities available for sale	30,192	36,054
Purchase of securities available for sale	(30,284)	(50,004)
Proceeds from sale of credit card portfolio	2,927	-
Net decrease (increase) in loans	(21,705)	6,493
Purchases of premises and equipment	(1,06 6 )	(897)

NET CASH USED IN INVESTING ACTIVITIES	(3,907)	(6,5 79 )

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(3,456)	18,159
Net change in short-term borrowings	(4)	(2,637)
Principal payments on long-term debt	(45)	(42)
Cash dividends paid	(2,801)	(2,705)
Purchases of treasury shares	(1,610)	(2,021)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(7,916)	10,754

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,383)	11,265

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,409	25,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,026	36,869

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest paid	$5,512	6,858
Income tax paid	1,806	1,720

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

Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2003 Form 10-K filed with the Securities and Exchange Commission.

The Board of Directors of LCNB at the regular meeting of April 13, 2004 declared a stock dividend of one share for each share owned to shareholders of record on April 20, 2004.  The stock dividend was paid on April 30, 2004 and was accounted for as a stock split.  All share and per share information for all periods presented have been retroactively restated to reflect the stock dividend.

The financial information presented on pages one through twelve of this Form 10-Q has been subject to a review by J.D. Cloud & Co. L.L.P., LCNB's independent certified public accountants, as described in their report contained herein.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 2 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three and nine months ended September 30 (thousands, except share and per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net income	$1,582	1,526	4,800	4,830

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	3,339,521	3,415,380	3,358,429	3,431,112

Add- Dilutive effect of stock options	1,253	682	1,101	238

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	3,340,774	3,416,062	3,359,530	3,431,350

Basic earnings per common share	$0.47	0.45	1.43	1.41

Diluted earnings per common share	$0.47	0.45	1.43	1.41

Note 3 -  Investment Securities

The amortized cost and estimated market value of available-for-sale investment securities at September 30, 2004 and December 31, 2003 are summarized as follows (thousands):

	September 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury notes	$3,148	14	-	3,162
U.S. Agency notes	35,219	196	113	35,302
U.S. Agency mortgage-backed securities	28,580	162	199	28,543
Municipal securities:
Non-taxable	52,460	1,433	33	53,860
Taxable	12,230	208	49	12,389
	$131,637	2,013	394	133,256

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 3 – Investment Securities (continued)

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury notes	$2,137	12	-	2,149
U.S. Agency notes	61,397	608	183	61,822
U.S. Agency mortgage-backed securities	20,951	158	121	20,988
Municipal securities:
Non-taxable	52,441	2,002	34	54,409
Taxable	11,258	357	44	11,571
	$148,184	3,137	382	150,939

Note 4 - Loans

Major classifications of loans at September 30, 2004 and December 31, 2003 are as follows (thousands):

	September 30,	December 31,
	2004	2003

Commercial and industrial	$37,038	30,519
Commercial, secured by real estate	102,725	99,461
Residential real estate	156,136	139,305
Consumer, excluding credit card	36,923	43,283
Agricultural	2,435	1,192
Credit card	8	2,707
Other loans	265	212
Lease financing	299	588
	335,829	317,267
Deferred net origination costs	535	566
	336,364	317,833
Allowance for loan losses	(2,150)	(2,150)
Loans – net	$334,214	315,683

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at September 30, 2004 and December 31, 2003 were $47,705,000 and $54,802,000, respectively.  Loans sold to the FHLMC during the three and nine months ended September 30, 2004 totaled $178,000 and $1,843,000, respectively, and $11,785,000 and $33,900,000 during the three and nine months ended September 30, 2003, respectively.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 - Loans (continued)

Mortgage servicing rights on originated mortgage loans that have been sold are capitalized by allocating the total cost of the loans between mortgage servicing rights and the loans based on their relative fair values.  Approximately $2,000 and $20,000 were capitalized during the three and nine months ended September 30, 2004, respectively, and $139,000 and $359,000 were capitalized during the three and nine months ended September 30, 2003, respectively.  Capitalized mortgage servicing rights are being amortized to loan servicing income in proportion to and over the period of estimated servicing income.

Changes in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 were as follows (thousands):

	September 30,	September 30,
	2004	2003

Balance - beginning of year	$2,150	2,000
Provision for loan losses	430	421
Charge-offs	(530)	(385)
Recoveries	100	39
Balances - end of period	$2,150	2,075

Charge-offs for the nine months ended September 30, 2004 included a $126,000 charge-off for a commercial loan and $32,000 for residential mortgage loans.  The balance of charge-offs for that period was primarily for consumer and credit card loans.  Charge-offs for the nine months ended September 30, 2003 consisted of consumer and credit card loans.  There were no charge-offs on residential real estate or commercial loans for the 2003 period.

Non-accrual, past-due, and restructured loans as of September 30, 2004 and December 31, 2003 were as follows (thousands):

	September 30,	December 31,
	2004	2003

Non-accrual loans	$1,817	794
Past-due 90 days or more and still accruing	153	2,442
Restructured loans	-	-
Total	$1,970	3,236

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 - Loans (continued)

Non-accrual loans at September 30, 2004 consisted of related commercial loans that were classified as loans past due 90 days or more and still accruing at December 31, 2003, at which time they had a balance of $2,030,000.  The $213,000 difference in the loan balances at September 30, 2004 and December 31, 2003 is due to principal payments received .  These loans are secured by a combination of mortgages and other collateral.  Information received during the first quarter, 2004 raised uncertainties concerning the collectibility of certain collateral and management transferred the loans to the nonaccrual classification and was continuing to classify the loans as non-accrual at September 30, 2004.  All related interest due on the loans was paid during October, 2004 and the loans were re-written at that time.  Such interest has been recorded on a cash basis as received.

Non-accrual loans at December 31, 2003 included a commercial loan in the amount of $564,000, which was paid in full during the second quarter, 2004.

Note 5 – Other Borrowings

At September 30, 2004 and December 31, 2003, accrued interest and other liabilities included U.S. Treasury demand note borrowings of approximately $629,000 and $633,000, respectively.

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

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 6 - Commitments and Contingent Liabilities (continued)

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2004 and December 31, 2003 were as follows (thousands):

	September 30,	December 31,
	2004	2003

Commitments to extend credit	$67,431	74,828
Standby letters of credit	6, 304	6,770

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At September 30, 2004 and December 31, 2003, outstanding guarantees of $2,101,000 and $1,880,000, respectively, were issued to developers and contractors.  These guarantees generally expire within one year and are fully secured.  In addition, LCNB has a participation  in a letter of credit securing payment of principal and interest on a bond issue.   The participation amount at September 30, 2004 and December 31, 2003 was approximately $4.2 million and $4.9 million, respectively.  The expiration date for t his letter of credit w as extended from July 15, 2006 to July 15, 2009 during the third quarter, 2004.  It is secured by an assignment of rents and the underlying real property.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

At September 30, 2004, LCNB is committed under various contracts to expend approximately $265,000 to complete certain building and office renovation projects.

Management believes that LCNB has sufficient liquidity to fund its lending and capital expenditure commitments.

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

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 7 - Stock Options

LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 100,000 shares.  Stock options for 4,054 shares with an exercise price of $35.315 were granted to key executive officers of LCNB during the first quarter, 2004.  At September 30, 2004, 9,582 stock options with a weighted average exercise price of $30.05 were outstanding.  The options expire in 2013 and 2014.  No options have been exercised as of September 30, 2004.

LCNB accounts for the Plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The pro-forma effect on net income and earnings per share if LCNB had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation , to stock-based employee compensation was not material.  Because 2003 was the first year stock options were outstanding, the pro-forma affect for 2003 and 2004 may not be indicative of the pro-forma affect on future quarters and years.

Note 8 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three and nine months ended September 30, 2004 and 2003, are summarized as follows (thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Service cost	$163,337	147,016	489,477	474,922
Interest cost	63,041	90,704	188,175	207,104
Expected return on plan assets	(66,234)	(78,074)	(225,416)	(235,179)
Amortization on net (gain) loss	17,832	(6,859)	53,294	42,200
Net periodic pension cost	$177,976	152,787	505,530	489,047

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $650,000 to its pension plan in 2004.  A contribution of $581,000 was paid during the third quarter, 2004.  It is expected that approximately $45,000 in additional contributions will be made during the fourth quarter, 2004.

INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of September 30, 2004, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2004 and 2003, and the related consolidated statements of cash flows and shareholders' equity for each of the nine-month periods ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company's management.

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

October 15 , 2004

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

Results of Operations

LCNB earned $1,582,000, or $0.47 per share, for the three months ended September 30, 2004 compared to $1,526,000, or $0.45 per share, for the three months ended September 30, 2003.  The return on average assets (ROAA) was 1.23% and the return on average equity (ROAE) was 12.11% for the third quarter of 2004, compared with an ROAA of 1.17% and an ROAE of 11.33% for the third quarter of 2003.  The increase in net income is primarily due to increases in trust income and income from service charges and fees, partially offset by a reduction in gains from sales of mortgage loans.

LCNB earned $4,800,000, or $1.43 per share, during the first nine months of 2004 compared to $4,830,000, or $1.41 per share, for the first nine months of 2003.  The ROAA and ROAE for the first nine months of 2004 were 1.26% and 12.21%, respectively.  The comparable ratios for the first nine months of 2003 were 1.25% and 12.12%, respectively.  The decrease in net income for the nine month period was primarily attributable to reductions in net interest income and gains from sales of mortgage loans.  Partially offsetting these influences were increases in trust income, income from service charges and fees, and gains from sales of investment securities and LCNB’s credit card portfolio during 2004 ..

LCNB's earnings for the first nine months of 2004 included $539,000, or $356,000 on an after-tax basis, in gains from sales of investment securities totaling $15.9 million and credit card receivables totaling approximately $2.5 million.  The proceeds from the sale of investment securities were primarily used to purchase securities with a slightly longer maturity and higher average interest rates than the ones sold.  LCNB management decided to exit the credit card market and sell its receivables to MBNA America because of the high administrative costs of servicing a small credit card portfolio.  LCNB will continue to offer credit card products under a marketing agreement with MBNA.

Net Interest Income

Three Months Ended September 30, 2004 vs. 2003.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2004 and 2003, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Three Months Ended September 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$333,352	$5,188	6.17%	$318,357	$5,329	6.64%
Federal funds sold	8,252	28	1.35%	17,016	40	0.93%
Federal Reserve Bank stock	647	-	-%	647	-	-%
Federal Home Loan Bank stock	2,361	25	4.20%	2,269	23	4.02%
Investment securities:
Taxable	83,395	734	3.49%	90,769	741	3.24%
Non-taxable (2)	51,540	733	5.64%	59,304	806	5.39%
Total interest-earning assets	479,547	6,708	5.55%	488,362	6,939	5.64%
Non-earning assets	33,299			33,229
Allowance for loan losses	(2,160)			(2,031)
Total assets	$510,686			$519,560

Interest-bearing deposits	$376,460	1,771	1.87%	390,455	1,978	2.01%
Short-term debt	529	2	1.50%	731	2	1.09%
Long-term debt	4,160	53	5.05%	6,218	72	4.59%
Total interest-bearing liabilities	381,149	1,826	1.90%	397,404	2,052	2.05%
Demand deposits	75,157			65,147
Other liabilities	2,549			3,560
Capital	51,831			53,449
Total liabilities and capital	$510,686			$519,560

Net interest rate spread (3)			3.65%			3.59%

Net interest income and net
interest margin on a taxable
equivalent basis (4)		$4,882	4.04%		$4,887	3.97%

Ratio of interest-earning assets
to interest-bearing liabilities	125.82%			122.89%

(1)

Includes nonaccrual loans if any.  Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.

(2)

Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

(3)

The net interest rate spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.

(4)

The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2004 as compared to the comparable period in 2003.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30,
	2004 vs. 2003
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$244	(385)	(141)
Federal funds sold	(26)	14	(12)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	1	1	2
Investment securities:
Taxable	(63)	56	(7)
Nontaxable	(109)	36	(73)
Total interest income	47	(278)	(231)

Interest-bearing Liabilities :
Deposits	(69)	(138)	(207)
Short-term borrowings	(1)	1	-
Long-term debt	(26)	7	(19)
Total interest expense	(96)	(130)	(226)
Net interest income	$143	(148)	(5)

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net interest income on a fully tax-equivalent basis for the three months ended September 30,  2004 totaled $4,882,000, a decrease of $5,000 from the comparable period in 2003.  Total interest income decreased $231,000 and was largely offset by a decrease in total interest expense of $226,000.

The decrease in total interest income was primarily due to a 9 basis point (a basis point equals 0.01%) reduction in the average rate earned on earning assets, from 5.64% for the third quarter of 2003 to 5.55% for the third quarter of 2004.  A secondary factor was an $8.9 million decrease in average interest earning assets, from $488.4 million for the three months ended September 30, 2003 to $479.5 million for the same period in 2004.  Most of the decrease was in federal funds sold and investment securities, largely offset by $15.0 million increase in average loans.

The decrease in total interest expense was due to a 15 basis point decrease in the average rate paid and to a $16.3 million decrease in average interest-bearing liabilities.  Average interest-bearing deposits decreased $14.0 million, while average long-term debt decreased $2.1 million.  The deposit decrease was primarily in money fund investment and certificate of deposit accounts.  The decrease in long-term debt was due to the maturation of a $2.0 million Federal Home Loan Bank advance in December, 2003.

Nine Months Ended September 30, 2004 vs. 2003.

The following table presents, for the nine months ended September 30, 2004 and 2003, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Nine Months Ended September 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$324,339	$15,254	6.28%	$321,104	$16,646	6.93%
Federal funds sold	11,881	94	1.06%	16,569	132	1.07%
Federal Reserve Bank stock	647	19	3.92%	647	19	3.93%
Federal Home Loan Bank stock	2,338	72	4.11%	2,247	68	4.05%
Investment securities:
Taxable	85,413	2,204	3.45%	84,834	2,245	3.54%
Non-taxable (2)	52,326	2,208	5.64%	58,418	2,417	5.53%
Total interest-earning assets	476,944	19,851	5.56%	483,819	21,527	5.95%
Non-earning assets	33,286			33,013
Allowance for loan losses	(2,159)			(2,013)
Total assets	$508,071			$514,819

Interest-bearing deposits	$375,563	5,274	1.88%	388,155	6,489	2.24%
Short-term debt	511	4	1.05%	659	5	1.01%
Long-term debt	4,174	158	5.06%	6,232	211	4.53%
Total interest-bearing liabilities	380,248	5,436	1.91%	395,046	6,705	2.27%
Demand deposits	72,597			63,142
Other liabilities	2,732			3,360
Capital	52,494			53,271
Total liabilities and capital	$508,071			$514,819

Net interest rate spread (3)			3.65%			3.68%

Net interest income and net interest
margin on a taxable equivalent
basis (4)		$14,415	4.04%		$14,822	4.10%

Ratio of interest earning assets
to interest -bearing liabilities	125.43%			122.47%

(1)

Includes nonaccrual loans if any.  Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.

(2)

Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

(3)

The net interest rate spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.

(4)

The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2004 as compared to the comparable period in 2003.

	Nine Months Ended
	September 30,
	2004 vs. 2003
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$166	(1,558)	(1,392)
Federal funds sold	(37)	(1)	(38)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	3	1	4
Investment securities:
Taxable	15	(56)	(41)
Nontaxable	(256)	47	(209)
Total interest income	(109)	(1,567)	(1,676)

Interest-bearing Liabilities :
Deposits	(205)	(1,010)	(1,215)
Short-term borrowings	(1)	-	(1)
Long-term debt	(76)	23	(53)
Total interest expense	(282)	(987)	(1,269)
Net interest income	$173	(580)	(407)

Net interest income on a fully tax-equivalent basis for the first nine months of 2004 totaled $14,415,000, a decrease of $407,000 from the same period in 2003.  Total interest income decreased $1,676,000 and was partially offset by a decrease in total interest expense of $1,269,000.

The decrease in total interest income was primarily due to a 39 basis point decrease in the average rate earned on earning assets, from 5.95% for the nine months ended September 30, 2003 to 5.56% for the same period in 2004.  A secondary factor was a $6.9 million decrease in average total earning assets.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The decrease in total interest expense was primarily due to a 36 basis point decrease in the average rate paid, and secondarily to a $14.8 million decrease in average interest-bearing liabilities.  Average interest-bearing deposits decreased $12.6 million and average long-term debt decreased $2.1 million.  As discussed in the previous section, the deposit decrease was primarily in money fund investment and certificate of deposit accounts and the decrease in long-term debt was due to the maturation of a $2.0 million Federal Home Loan Bank advance in December, 2003.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  The total loan loss provision and the other changes in the allowance for loan losses are shown below.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)

Balance, beginning of period	$2,150	2,003	2,150	2,000

Charge-offs	172	137	530	385
Recoveries	42	5	100	39
Net charge-offs	130	132	430	346

Provision for loan losses	130	204	430	421

Balance, end of period	$2,150	2,075	2,150	2,075

Charge-offs for the first nine months of 2004 included a $126,000 charge-off on a commercial loan, $32,000 in residential real estate mortgage loan charge-offs,  $362,000 in consumer loan charge-offs, and $10,000 in credit card charge-offs.  Charge-offs for the same period in 2003 included $366,000 in consumer loan charge-offs and $19,000 in credit card charge-offs.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

	September 30,	December 31,
	2004	2003
	(In thousands)

Loans accounted for on non-accrual basis	$1,817	794
Accruing loans which are past due 90 days or more	153	2,442
Renegotiated loans	-	-
Total	$1,970	3,236

Non-accrual loans at September 30, 2004 included $1,817,000 of related commercial loans that were classified as loans past due 90 days or more and still accruing at December 31, 2003, at which time they had a balance of $2,030,000.  The $213,000 difference in the loan balances at September 30, 2004 and December 31, 2003 is due to principal payments received.  These loans are secured by a combination of mortgages and other collateral.  Information received during the first quarter, 2004 raised uncertainties concerning the collectibility of certain collateral and management transferred the loans to the nonaccrual classification and wa s continuing to classify the loans as non-accrual at September 30, 2004 ..  All related interest due on the loans was paid during October, 2004 and the loans were re-written at that time.  Such interest has been recorded on a cash basis as received.

Non-accrual loans at December 31, 2003 included a commercial loan in the amount of $564,000, which was paid in full during the second quarter, 2004.

Non -Interest Income

Three Months Ended September 30, 2004 vs. 2003.

Total non-interest income for the third quarter of 2004 was $46,000 or 2.7% greater than for the third quarter of 2003 primarily due to increased service charges and fees and increased trust income, partially offset by decreased gains from loan sales from reduced activity in the real estate mortgage loan secondary market.  Service charges and fees increased $153,000 or 18.5% primarily due to an increase in the number of non-sufficient fund charges.  Trust income was $97,000 or 36.2% greater primarily due to growth in total trust assets, from $129.2 million at September 30, 2003 to $174.0 million at September 30, 2004.  This growth was primarily from new business.

Gains from sales of mortgage loans decreased $228,000 or 97.9% due to a decrease in the volume of loans sold during the third quarter, 2004 as compared to the third quarter, 2003.  The volume of residential mortgage loan refinancing has declined with the recent increase in market rates.  LCNB is also holding a greater percentage of new loans in its loan portfolio rather than selling them in the secondary market.  See Note 4 to the consolidated financial statements for a comparison of loans sold during the three and nine months ended September 30, 2004 and 2003.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Nine Months Ended September 30, 2004 vs. 2003.

Total non-interest income for the first nine months of 2004, excluding the investment security and credit card gains, was $30 9 ,000 or 6. 4 % more than for the comparable period in 2003 primarily due to a $684,000 or 31.6% increase in service charges and fees and a $323,000 or 42.7% increase in trust income, partially offset by a $688,000 or 93.6% decrease in gains from sales of mortgage loans.  Service charges and fees and trust income increased and gains from sales of mortgage loans decreased for substantially the same reasons mentioned above.

Non-Interest Expense

Three Months Ended September 30, 2004 vs. 2003.

Total non-interest expense increased $15,000 or 0.4% during the third quarter, 2004 compared with the third quarter, 2003 primarily due to increases in pension and other employee benefits and occupancy expenses.  Pension and other employee benefits increased $36,000 or 8.6% primarily due to increased pension expense and an increase in social security and Medicare matching.  Occupancy expense increased $22,000 or 7.8% primarily due to increased maintenance and repair expenses, increased office rental expense, and increased depreciation of bank premises.

Nine Months Ended September 30, 2004 vs. 2003.

Total non-interest expense increased $482,000 or 4.1% during the first nine months of 2004 compared with the first nine months of  2003 primarily due to an $84,000 or 1.6% increase in salaries and wages, a $102,000 or 7.8% increase in pension and other employee benefits, a $70,000 or 8.4% increase in occupancy expense, and a $133,000 or 5.4% increase in other non-interest expenses.  The increase in salaries and wages was primarily due to routine salary and wage increases.  Pension and other employee benefits increased for substantially the same reasons described in the third quarter comparison above.  Approximately $29,000 of the increase in occupancy expense was due to increased maintenance and repair expenses, and the rest was due to smaller increases in several different occupancy classifications.  Items contributing to the increase in other non-interest expenses included maintenance contracts on computer software,  telephone expense, and outside services.

Income Taxes

LCNB’s effective tax rates for the nine months ended September 30, 2004 and 2003 were 27.0% and 26.3%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Financial Condition

Loans at September 30, 2004 were approximately $18.5 million greater than at December 31, 2003.  The growth can be primarily attributed to the residential real estate loan portfolio, which was $14.3 million greater at September 30, 2004 than at December 31, 2003.  The portfolio grew because, with the recent increase in market rates for residential real estate loans, LCNB is adding a greater percentage of new loans generated to its loan portfolio rather than selling them in the secondary market.  Growth in the Homeline home equity loan portfolio and the commercial loan portfolio also contributed to the increase.

Interest-bearing deposits at September 30, 2004 were approximately $11.6 million less than at December 31, 2003.  The decrease is due to a new $15.5 million trust account that was obtained near year end, 2003.  The funds were temporarily deposited in a liquid, interest-bearing account at Lebanon Citizens until the trust department could invest them in other instruments during early 2004.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

	CONDENSED QUARTERLY AVERAGE
	BALANCE SHEETS
	September 30,	June 30	March 31,
	2004	2004	2004
	(In thousands)
ASSETS
Interest earning:
Federal funds sold	$8,252	13,225	14,206
Investment securities	137,94 3	139,574	144,686
Loans	333,352	321,502	318,089
Total interest-earning assets	479,54 7	474,301	476,981

Noninterest-earning:
Cash and due from banks	14,153	13,653	13,992
All other assets	19,146	19,353	19,512
Allowance for credit losses	(2,160)	(2,164)	(2,153)
TOTAL ASSETS	$510,68 6	505,143	508,332

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$376,460	372,130	378,089
Short-term borrowings	529	573	430
Long-term debt	4,160	4,175	4,189
Total interest-bearing liabilities	381,149	376,878	382,708

Noninterest-bearing:
Noninterest-bearing deposits	75,157	72,933	69,571
All other liabilities	2,5 49	2,708	3,017
TOTAL LIABILITIES	458,856	452,519	455,296

SHAREHOLDERS' EQUITY	51,831	52,624	53,036

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$510,68 6	505,143	508,332

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Average total interest-earning assets increased approximately $5.2 million or 1.1% during the third quarter, 2004 compared to the second quarter, 2004.  The increase was due to growth in the loan portfolio, which increased $11.9 million on an average basis.  This growth was primarily attributable to growth in the residential mortgage loan and commercial loan portfolios.  The growth in the loan portfolio was partially offset by decreases in average federal funds sold and investment securities.

Average total interest-bearing liabilities for the third quarter, 2004, were $4.3 million or 1.1% greater than for the second quarter, 2004.  The increase was primarily in interest-bearing deposits, which increased $4.3  million on an average basis.  Certificate of deposit accounts equal to or greater than $100,000, savings accounts, and IRA accounts increased $5.0 million, $1.3 million, and $1.5 million, respectively, on an average basis.  During the same period, money fund investment accounts and certificate of deposit accounts less than $100,000 decreased $2.2 million and $1.3 million, respectively, on an average basis.

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	At	At
	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Regulatory Capital:
Shareholders' equity	$52,086	52,448
Goodwill and other intangibles	(2,089)	(2,550)
Net unrealized securities losses (gains)	(1,068)	(1,819)
Tier 1 risk-based capital	48,929	48,079

Eligible allowance for loan losses	2,150	2,150
Total risk-based capital	$51,079	50,229

Capital ratios:
Total risk-based	15.5 6%	15.58%
Tier 1 risk-based	14. 91%	14.91%
Leverage	9.63%	9.34%

Minimum Requited Capital Ratios:
Total risk-based	8.00%	8.00%
Tier 1 risk-based	4.00%	4.00%
Tier 1 leverage	3.00%	3.00%

LCNB Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Liquidity

LCNB depends on dividends from its subsidiaries for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders.  National banking law limits the amount of dividends Lebanon Citizens may pay to the sum of retained net income, as defined, for the current year plus retained net income for the previous two years.  Prior approval from the Office of the Comptroller of the Currency, Lebanon Citizens’ primary regulator, is necessary for Lebanon Citizens to pay dividends in excess of this amount.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.  Management believes Lebanon Citizens will be able to pay anticipated dividends to LCNB without needing to request approval.

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold and securities available for sale.  At September 30, 2004, LCNB liquid assets amounted to $162.3 million or 31.3% of total gross assets, a decrease from $185.3 million or 35.4% at December 31, 2003.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 87.0% of total deposits at September 30, 2004 were “core” deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Secondary sources of liquidity include LCNB’s ability to sell loan participations, borrow funds from the Federal Home Loan Bank, purchase federal funds, and borrow funds from its Federal Reserve Primary Line.  Management closely monitors the level of liquid assets available to meet ongoing funding needs.  It is management’s intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost.  LCNB experienced no liquidity or operational problems as a result of the current liquidity levels.

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of September 30, 2004, LCNB's disclosure controls and procedures were adequate.

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

Under the "Market Repurchase Program" LCNB will purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  Through September 30, 2004, 59,531 shares had been purchased under this program.  The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the nine months ended September 30, 2004:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs

January	-	$-	-	67,846
February	1,948	36.08	1,948	65,898
March	-	-	-	65,898
April	-	-	-	65,898
May	7,122	37.32	7,122	58,776
June	-	-	-	58,776
July	3,300	37.00	3,300	55,476
August	15,007	37.50	15,007	40,469
September	-	-	-	40,469
Total	27,377	$37.29	27,377	40,469

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 160,144 shares have been purchased under this program since its inception.  The following table shows information relating to private sale repurchases during the nine months ended September 30, 2004:

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 2. Changes in Securities and Use of Proceeds (continued)

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs

January	-	$-	-	Not applicable
February	-	-	-
March	-	-	-
April	-	-	-
May	4,000	37.50	4,000
June	11,700	37.50	11,700
July	-	-	-
August	-	-	-
September	-	-	-
Total	15,700	$37.50	15,700

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders  - Not Applicable

Item 5. Other Information - Not Applicable

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Title
	3(i)	Articles of Incorporation – incorporated by reference to the Company’s
1999 Form 10-K, Exhibit 3.1.

	3(ii)	By-Laws – incorporated by reference to the Company’s Registration
Statement on Form S-4, Exhibit 3.2, Registration No. 333-70913.

	15	Letter regarding unaudited interim financial information.

	31.1	Certification of Chief Executive Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer
under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

  Form 8-K dated July 15, 2004, reporting under Item 9 and Item 12 the issuance of a press release announcing earnings of LCNB for the six months ended June 30, 2004.

  Form 8-K dated July 1, 2004, reporting under Item 5 the issuance of press release announcing the appointment of Joseph W. Schwarz to LCNB’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

October 28, 2004

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

October 28, 2004

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer