Form 10-K
period 2004-12-31
LCNB CORP
filed 2005-03-01
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

(  X  )

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

COMMON STOCK NO PAR VALUE

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

Yes   X  No

The issuer's common shares are not traded on any securities exchange and are not quoted by a national quotation service.  Management is aware of a sale of the issuer's shares for $37.05 per share on February 24, 2005.  Based upon such price, the aggregate market value of the issuer's shares held by nonaffiliates was $105,247,749.75.

As of February 27, 2005, 3,325,249 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 12, 2005, dated March 10, 2005, are incorporated by reference into Part III.

LCNB Corp.

For the year ended December 31, 2004

TABLE OF CONTENTS

		Page
PART I.
Item 1.	Business	3-16
Item 2.	Properties	17-18
Item 3.	Legal proceedings	18
Item 4.	Submission of matters to a vote of security holders	18

PART II.
Item 5.	Market for registrant's common equity, related stockholder matters, and issuer purchases of equity securities	19-21
Item 6.	Selected financial data	22-23
Item 7.	Management's discussion and analysis of financial condition and results of operations	24-38
	Quarterly financial data (unaudited)	39-40
Item 7A.	Quantitative and qualitative disclosures about market risk	41-43
Item 8.	Financial statements and supplementary data	44
Item 9.	Disagreements with accountants on accounting and financial disclosures	44
Item 9A.	Controls and procedures	45-47
Item 9B.	Other information	47

PART III.
Item 10.	Directors and executive officers of the registrant	48
Item 11.	Executive compensation	48
Item 12.	Security ownership of certain beneficial owners and management	48
Item 13.	Certain relationships and related transactions	48
Item 14.	Principal accounting fees and services	48

PART IV.
Item 15.	Exhibits, financial statement schedules	49

Signatures		50

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

DESCRIPTION OF LCNB CORP.'S BUSINESS

General Description

LCNB Corp. ("LCNB"), an Ohio corporation formed in December, 1998, is a financial holding company headquartered in Lebanon, Ohio.  Through its subsidiaries, Lebanon Citizens National Bank ("the Bank") and Dakin Insurance Agency, Inc. ("Dakin"), LCNB is engaged in the commercial banking and insurance agency businesses.

The predecessor of LCNB, the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly owned subsidiary of LCNB.  The Bank's main office is located in Warren County, Ohio and 19 branch offices are located in Warren, Butler, Clinton, Clermont, and Hamilton Counties, Ohio.  In addition, the Bank operates 30 automated teller machines ("ATMs") in its market area.

The Bank is a full service community bank offering a wide range of commercial and personal banking services.  Deposit services include checking accounts, NOW accounts, savings accounts, Christmas and vacation savings, money market deposit accounts, Classic 50 accounts (a Senior Citizen program), individual retirement accounts, and certificates of deposit.  Deposits of the Bank are insured up to applicable limits by the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the “FDIC”).

Loan products offered include commercial loans, commercial and residential real estate loans, construction loans, various types of consumer loans, Small Business Administration loans, and commercial leases.  The Bank's residential mortgage lending activities consist primarily of loans for purchasing or refinancing personal residences, home equity lines of credit, and loans for commercial or consumer purposes secured by residential mortgages.  Consumer lending activities include automobile, boat, home improvement and personal loans.  The Bank also offers indirect financing through various automotive, boat, and lawn and garden dealers.

The Trust and Investment Management Division of the Bank performs complete trust administrative functions and offers agency and trust services, retirement savings products, and mutual fund investment products to individuals, partnerships, corporations, institutions and municipalities.

Security brokerage services were first offered by the Bank in April, 2002 through arrangements with UVEST Investment Services, Inc., a registered broker/dealer.  Two licensed brokers offer a full range of investment services and products, including financial needs analysis, mutual funds, securities trading, annuities, and life insurance.

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

The Bank is not dependent upon any one significant customer or specific industry.  Business is not seasonal to any material degree.

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.  Its primary market area encompasses all of Butler and Warren Counties and portions of Clinton, Clermont and Hamilton Counties.

Dakin, an Ohio corporation, has been an independent insurance agency in Lebanon, Ohio since 1876.  Its primary office is at 24 East Mulberry Street, Lebanon, Ohio 45036; telephone (513) 932-4010.  Since being acquired by LCNB on April 11, 2000, Dakin  now maintains additional offices in the Bank's Columbus Avenue, Maineville, and Mason offices.  Dakin is engaged in selling and servicing personal and commercial insurance products and annuity products and is regulated by the Ohio Department of Insurance.

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

Competition

The Bank faces strong competition both in making loans and attracting deposits.  The deregulation of the banking industry and the wide spread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. The Bank competes with other national and state banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in its market and elsewhere, many of whom have substantially larger financial and managerial resources.

The Bank seeks to minimize the competitive effect of other financial corporations through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed, and courteous personal services.  Management believes that the Bank is well positioned to compete successfully in its primary market area.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.

Management believes the commitment of the Bank to personal service, innovation, and involvement in the communities and primary market areas it serves, as well as its commitment to quality community banking service, are factors that contribute to its competitive advantage.

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

5.

Disclosure in a company's periodic reports stating if it has adopted a code of ethics for its CFO and principal accounting officer or controller and, if such code of ethics has been implemented,  immediate disclosure of any change in or waiver of the code of ethics;

6.

Disclosure in a company's periodic reports stating if at least one member of the audit committee is a "financial expert," as that term is defined by the Securities and Exchange Commission (the "SEC"); and

7.

Implementation of new duties and responsibilities for a company's audit committee, including independence requirements, the direct responsibility to appoint the outside auditing firm and to provide oversight of the auditing firm's work, and a requirement to establish procedures for the receipt, retention, and treatment of complaints from a company's employees regarding questionable accounting, internal control, or auditing matters.

Some SOA provisions became effective upon enactment; others have delayed implementation;  and others awaited rulemaking by the SEC, which is now substantially complete.  In addition, the SEC adopted final rules on September 5, 2002, requiring accelerated filing of quarterly and annual reports by a newly defined class of "accelerated filers."  After an initial phase-in period, accelerated filers will be required to file their annual reports on Form 10-K no later than 60 days after fiscal year end and their quarterly reports on Form 10-Q no later than 35 days after fiscal quarter ends.  LCNB meets the requirements for accelerated filing.

LCNB and the Bank are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the customers and depositors of LCNB's subsidiaries rather than holders of LCNB's securities.  These laws and regulations govern such areas as permissible activities, loans and investments, and rates of interest that can be charged on loans and reserves.  LCNB and the Bank also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio.  Set forth below are brief descriptions of selected laws and regulations applicable to LCNB and the Bank.

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

Financial holding companies may commence the activities listed above or acquire a company engaged in any of those activities without additional approval from the Federal Reserve.  Notice of the commencement or acquisition must be provided to the Federal Reserve within thirty days of the start of the activity.   Sixty days advance notice is required before the start of any activity that is "complementary to a financial activity."

The Financial Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides that a holding company and its controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of any FDIC assisted transaction involving an affiliated insured bank or savings association.

The Bank is subject to the provisions of the National Bank Act.  The Bank is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC"). The Bank is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the FDIC.  Under the Bank Holding Company Act of 1956, as amended, and under Regulations of the Federal Reserve Board pursuant thereto, a bank or financial holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

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

At December 31, 2004, the Bank was well capitalized based on FDICIA's guidelines.

LCNB and the Bank are also subject to the state banking laws of Ohio.  Ohio adopted nationwide reciprocal interstate banking effective October, 1988.  However, banking laws of other states may restrict branching of banks to other counties within the state and acquisitions or mergers involving banks and bank holding companies located in other states.  Additionally, Dakin Insurance Agency, Inc. is subject to State of Ohio insurance regulations and rules and its activities are regulated by The State of Ohio Department of Insurance.

Noncompliance with laws and regulations by bank holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items.  Management is not aware of any current instances of noncompliance with laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis.  Recent regulatory inspections and examinations of LCNB and the Bank have not disclosed any significant instances of noncompliance.

The earnings and growth of LCNB are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board.  Its policies influence the amount of bank loans and deposits and the interest rates charged and paid thereon and thus have an effect on earnings.  The nature of future monetary policies and the effect of such policies on the future business and earnings of LCNB and the Bank cannot be predicted.

A substantial portion of LCNB's cash revenues is derived from dividends paid by the Bank.  These dividends are subject to various legal and regulatory restrictions.  Generally, dividends are limited to the aggregate of current year net income plus the retained net earnings, as defined, of the two most previous prior years.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.

Employees

As of December 31, 2004, LCNB, the Bank, and Dakin employed 218 full-time equivalent employees.  LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefits programs are considered by Management to be competitive with benefits programs provided by other financial institutions and major employers within LCNB’s market area.

Availability of Financial Information

LCNB files unaudited quarterly financial reports on Form 10-Q, annual financial reports on Form 10-K, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 with the SEC.  Copies of these reports are available free of charge in the shareholder information section of the Bank's web site, www.lcnb.com, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, or by writing to:

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2004	2003	2002
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury notes	$1,194	2,149	1,019
U.S. Agency notes	23,789	61,822	47,089
U.S. Agency mortgage-backed securities	28,503	20,988	19,052
Municipal securities	59,951	65,980	69,018
Total securities available for sale	113,437	150,939	136,178

Federal Reserve Bank Stock	647	647	647
Federal Home Loan Bank Stock	2,411	2,315	2,224
Total securities	$116,495	153,901	139,049

Contractual maturities of debt securities at December 31, 2004, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Amortized	Market
	Cost	Value	Yield
	(Dollars in thousands)

U.S. Treasury notes:
Within one year	$-	-	-%
One to five years	1,193	1,194	3.20%
Five to ten years	-	-	-%
After ten years	-	-	-%
Total U.S. Treasury notes	$1,193	1,194	3.20%

U.S. Agency notes:
Within one year	$4,556	4,581	3.64%
One to five years	19,384	19,208	2.69%
Five to ten years	-	-	-%
After ten years	-	-	-%
Total U.S. Agency notes	$23,940	23,789	2.87%

Municipal securities (1):
Within one year	$11,198	11,248	4.41%
One to five years	26,541	27,043	4.68%
Five to ten years	12,152	12,427	5.43%
After ten years	8,957	9,233	7.69%
Total Municipal securities	$58,848	59,951	5.24%

U.S. Agency mortgage-backed securities	$28,659	28,503	3.83%

	$112,640	113,437	4.36%

(1)

Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2004.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Commercial and industrial	$32,931	30,519	35,198	40,486	36,449
Commercial, secured by real estate	107,138	99,461	80,882	72,477	59,043
Residential real estate	159,286	139,305	151,502	165,710	185,013
Consumer, excluding credit cards	34,672	43,283	51,184	41,006	40,860
Agricultural	1,653	1,192	1,314	2,020	2,238
Credit card	-	2,707	2,689	2,658	3,049
Lease Financing	253	588	1,256	2,088	2,219
Other	167	212	57	112	863
Total loans	336,100	317,267	324,082	326,557	329,734

Deferred costs, net	490	566	750	608	705
	336,590	317,833	324,832	327,165	330,439
Allowance for loan losses	(2,150)	(2,150)	(2,000)	(2,000)	(2,000)
Loans, net	$334,440	315,683	322,832	325,165	328,439

As of December 31, 2004, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2004:

(Dollars in thousands)

Maturing in one year or less	$28,958
Maturing after one year, but within five years	11,445
Maturing beyond five years	101,319
Total commercial and agricultural loans	$141,722

Loans maturing beyond one year:
Fixed rate	$64,540
Variable rate	48,224
Total	$112,764

Risk Elements

Generally, a loan is placed on non-accrual status when there is an indication that the borrower's cash flow may not be sufficient to meet payments as they become due, unless the loan is well secured and in the process of collection.  Subsequent cash receipts on a non-accrual loan are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured.  The current year's accrued interest on loans placed on non-accrual status is charged against earnings.  Previous years' accrued interest is charged against the allowance for loan losses.

The following table summarizes non-accrual, past-due, and restructured loans for the dates indicated:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Non-accrual loans	$-	794	-	-	-
Past-due 90 days or more and still accruing	165	2,442	232	146	111
Restructured loan	1,817	-	-	-	-
Total	$1,982	3,236	232	146	111

The restructured loan at December 31, 2004 consists of a commercial loan whose predecessor loans were classified as loans past due 90 days or more and still accruing at December 31, 2003, at which time they had a total balance of $2,030,000.  Information received during the first quarter, 2004, raised uncertainties concerning the collectibility of certain collateral and management transferred the loans to the non-accrual classification, where they remained until they were re-written in October, 2004.  The $213,000 difference in the loan balances at December 31, 2004 and 2003 is due to principal payments received.  All related interest due on the predecessor loans was paid during October, 2004, and the loans were re-written at that time.  Such interest has been recorded on a cash basis as received.  The restructured loan is secured by a combination of mortgages and other collateral.

Non-accrual loans at December 31, 2003 included a commercial loan in the amount of $564,000, which was paid in full during the second quarter, 2004; a consumer loan in the amount of $146,000; and residential real estate mortgage loans in the amount of $84,000.  Interest income that would have been recorded during 2003 if loans on a non-accrual status at December 31, 2003 had been current and in accordance with their original terms was approximately $72,000.

The following is a summary of information pertaining to loans considered to be impaired in accordance with SFAS No. 114 (000’s):

	December 31,
	2004	2003

Impaired loans without a valuation allowance	$71	84
Impaired loans with a valuation allowance	2,049	2,740
Total impaired loans	2,120	2,824

Valuation allowance related to impaired loans	$540	674

The average balance of impaired loans during 2004 and 2003 was $2,629,000 and $2,857,000, respectively.  During 2004 LCNB received and recognized $164,000 of interest income on impaired loans.  During 2003 LCNB accrued interest income totaling $183,000 on impaired loans classified as past due 90 days or more and still accruing because they were considered well secured and in the process of collection.  This accrued interest was received during the first quarter, 2004.

LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2004, there were no material additional loans not already disclosed as non-accrual, restructured, or accruing loans past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2004		2003		2002		2001		2000

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount		Percent of Loans in Each Category to Total Loans
					(Dollars in thousands)

Commercial and industrial	$135	9.80%	420	9.62%	744	10.86%	647	12.40%	381		11.05%
Commercial, secured by real estate	695	31.88	649	31.35	-	24.96	-	22.19	-		17.91
Residential real estate	21	47.39	-	43.91	-	46.75	-	50.75	-	.	56.11
Consumer	690	10.32	676	13.64	871	15.79	774	12.56	714		12.39
Agricultural	-	0.49	-	0.38	-	0.40	-	0.62	-		0.68
Credit card	-	-	42	0.85	77	0.83	82	0.81	40		0.93
Lease financing	-	0.07	-	0.07	-	0.39	-	0.64	-		0.67
Other	36	0.05	-	0.18	-	0.02	-	0.03	-		0.26
Unallocated	573		363		308		497		865
Total	$2,150	100.00%	2,150	100.00%	2,000	100.00%	2,000	100.00%	2,000		100.00%

This allocation is made for analytical purposes.  The total allowance is available to absorb losses from any category of the portfolio.  The decrease in the allocation to the commercial and industrial category at December 31, 2004 as compared to December 31, 2003 reflects decreased delinquencies.  There is not an allocation to the credit card category for 2004 because this portfolio was sold during the first quarter, 2004.  Allocations to the consumer and credit card categories were less at December 31, 2003 as compared to December 31, 2002 because of general economic improvements in late 2003.

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2004:

(Dollars in thousands)

Maturity within 3 months	$13,280
After 3 but within 6 months	2,175
After 6 but within 12 months	10,627
After 12 months	29,022
$55,104

Return on Equity and Assets

The statistical information regarding the return on assets, return on equity, dividend payout ratio, and equity to assets ratio is presented in Item 6, Selected Financial Data.

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned
2.	Auto Bank	36 North Broadway Lebanon, Ohio 45036	Owned
3.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned	(2)
4.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Leased
5.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Owned
6.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Owned
7.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned
8.	Loveland Office	615 West Loveland Avenue Loveland, Ohio 45140	Owned
9.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned	(2)
10.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned	(2)
11.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned
12.	Okeana Office	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned
13.	Otterbein Office	State Route 741 Lebanon, Ohio 45036	Leased
14.	Oxford Office	30 West Park Place Oxford, Ohio 45056 - 17 -	(1) (3)

	Name of Office	Address

15.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned
16.	South Lebanon Office	209 East Forest Street South Lebanon, Ohio 45065	Leased
17.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned
18.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Leased
19.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Owned
20.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

(1)

Excess space in this office is leased to third parties.

(2)

A Dakin office is located in this office.

(3)

The Bank owns the Oxford office building and leases the land.

Dakin owns its main office at 20 & 24 East Mulberry Street, Lebanon, Ohio  45036.  Excess space in this office is leased to third parties.  Dakin's three other offices are located in the Bank's branch offices.

Item 3.  Legal Proceedings

Except for routine litigation incident to their businesses, LCNB and its subsidiaries are not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 655 registered holders of its Common Stock as of December 31, 2004.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  The Common Stock is currently traded on the Nasdaq Over-The-Counter Bulletin Board service under the symbol "LCNB".  Several market-makers facilitate the trading of the shares of Common Stock.  Trade prices for shares of LCNB Common Stock, reported through registered securities dealers, are set forth below.  Trades have occurred during the periods indicated without the knowledge of LCNB.  The trade prices shown below are interdealer without retail markups, markdowns or commissions.  Prices have been restated to reflect a 100% stock dividend, which was accounted for as a stock split, paid on April 30, 2004.

	High	Low
2004
First Quarter	$36.25	$34.525
Second Quarter	40.00	35.250
Third Quarter	40.00	36.000
Fourth Quarter	38.90	37.000

2003
First Quarter	$27.50	$24.750
Second Quarter	29.25	26.000
Third Quarter	42.50	29.000
Fourth Quarter	38.00	32.625

The following table presents cash dividends per share declared and paid in the periods shown.  Amounts have been restated to reflect the 100% stock dividend referred to above.

	2004	2003

First Quarter	$0.275	0.2625
Second Quarter	0.280	0.2625
Third Quarter	0.280	0.2625
Fourth Quarter	0.280	0.2750
Total	$1.115	1.0625

It is expected that LCNB will continue to pay dividends on a similar schedule, to the extent permitted by business and other factors beyond management's control. LCNB depends on dividends from its subsidiaries for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders. National banking law limits the amount of dividends the Bank may pay to the sum of retained net income, as defined, for the current year plus net income retained for the previous two years. Prior approval from the OCC, the Bank’s primary regulator, would be necessary for the Bank to pay dividends in excess of this amount. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. Management believes the Bank will be able to pay anticipated dividends to LCNB without needing to request approval.

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue.  The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program" LCNB will purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  Through December 31, 2004, 62,531 shares had been purchased under this program.  The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the twelve months ended December 31, 2004:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs

January	-	$-	-	67,846
February	1,948	36.08	1,948	65,898
March	-	-	-	65,898
April	-	-	-	65,898
May	7,122	37.32	7,122	58,776
June	-	-	-	58,776
July	3,300	37.00	3,300	55,476
August	15,007	37.50	15,007	40,469
September	-	-	-	40,469
October	-	-	-	-
November	3,000	37.50	3,000	37,469
December	-	-	-	37,469
Total	30,377	$37.31	30,377	37,469

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 160,144 shares have been purchased under this program since its inception.  The following table shows information relating to private sale repurchases during the twelve months ended December 31, 2004:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs

January	-	$-	-	Not applicable
February	-	-	-
March	-	-	-
April	-	-	-
May	4,000	37.50	4,000
June	11,700	37.50	11,700
July	-	-	-
August	-	-	-
September	-	-	-
October	-	-	-
November	-	-	-
December	-	-	-
Total	15,700	$37.50	15,700

Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 2000 through 2004 and are derived from LCNB's consolidated financial statements.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except ratios and per share data)
Income Statement
Interest income	$25,648	27,437	30,163	32,164	32,151
Interest Expense	7,368	8,680	10,670	14,340	15,922
Net Interest Income	18,280	18,757	19,493	17,824	16,229
Provision for Loan Losses	489	658	348	237	197
Net Interest Income after Provision	17,791	18,099	19,145	17,587	16,032
Non-Interest Income	7,659	6,797	5,623	4,842	4,400
Non-Interest Expenses	16,404	15,725	15,705	13,922	13,101
Income before Income Taxes	9,046	9,171	9,063	8,507	7,331
Provision for Income Taxes	2,450	2,434	2,523	2,440	2,091
Net Income	$6,596	6,737	6,540	6,067	5,240

Balance Sheet
Securities	$116,495	153,901	139,049	101,382	84,894
Loans – net	334,440	315,683	322,832	325,165	328,439
Total Assets	522,251	523,608	506,751	480,435	451,000
Total Deposits	463,900	463,033	442,220	414,772	394,786
Long-Term Debt	2,137	4,197	6,253	12,306	6,356
Total Shareholders' Equity	52,296	52,448	51,930	49,507	46,310

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except ratios and per share data)
Selected Financial Ratios and Other Data
Return on average assets	1.29%	1.31%	1.32%	1.30%	1.17%
Return on average equity	12.56%	12.64%	13.00%	12.50%	11.84%
Equity-to-assets ratio	10.01%	10.02%	10.25%	10.30%	10.27%
Dividend payout ratio	56.60%	53.93%	53.43%	53.94%	61.02%
Basic and diluted earnings per share(1)	$1.97	1.97	1.90	1.71	1.48
Dividends declared per share(1)	$1.115	1.0625	1.0125	0.925	0.90

(1)

All per share data have been adjusted to reflect a 100% stock dividend accounted for as a stock split in 2004.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB Corp. ("LCNB").  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2004 Annual Report to Shareholders.

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

Overview

LCNB earned $6,596,000 in 2004, compared to $6,737,000 in 2003 and $6,540,000 in 2002.  Basic and diluted earnings per share for 2004, 2003, and 2002 were $1.97, $1.97, and $1.90, respectively.  Performance ratios for 2004, 2003, and 2002 included:

	2004	2003	2002
Return on average assets	1.29%	1.31%	1.32%
Return on average equity	12.56%	12.64%	13.00%

Net interest income for 2004, 2003, and 2002 was $18,280,000, $18,757,000, and $19,493,000, respectively.  A primary factor in the decline in net interest income during these years was continued, historically low market interest rates, as indicated in LCNB’s net interest margin for these years.  The net interest margin, which is calculated by dividing taxable-equivalent net interest income by average interest-earning assets, was 4.02%, 4.09%, and 4.39% for 2004, 2003, and 2002, respectively.

Total non-interest income grew from $5,623,000 for 2002 to $6,797,000 for 2003 and $7,659,000 for 2004.  Two primary drivers of this upward trend were trust income, primarily from growth in trust assets managed, and increases in service charges and fees, primarily due to the introduction of a new overdraft protection program in August, 2003 and an increase in non-sufficient fund check fees initiated in November, 2002.

Total non-interest expense also increased, but not as much as the increase in non-interest income.  Total non-interest expense for 2002 was $15,705,000, compared to $15,725,000 in 2003 and $16,404,000 in 2004.  Normal salary and wage increases and increased employee benefit costs comprised a significant portion of this increase.  LCNB’s continual investments in facilities improvements and data processing system upgrades also was responsible for expense increases, primarily through increased depreciation and computer maintenance and supply costs.

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

	Years ended December 31,
	2004			2003			2002
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans(1)	$327,276	$20,524	6.27%	$319,771	$22,007	6.88%	$327,561	$24,821	7.58%
Federal funds sold	16,856	249	1.48	17,089	177	1.04	21,551	339	1.57
Federal Reserve Bank Stock	647	39	6.03	647	39	6.03	647	39	6.03
Federal Home Loan Bank Stock	2,350	97	4.13	2,258	90	3.99	2,165	100	4.62
Investment securities:
Taxable	80,781	2,792	3.46	87,273	3,040	3.48	66,577	3,068	4.61
Non-taxable(2)	52,364	2,961	5.65	57,886	3,182	5.50	47,107	2,765	5.87
Total earning assets	480,274	26,662	5.55	484,924	28,535	5.88	465,608	31,132	6.69
Non-earning assets	33,780			33,265			33,247

Allowance for loan Losses	(2,158)			(2,037)			(2,002)
Total assets	$511,896			$516,152			$496,853

Savings deposits	$122,893	912	0.74	$119,838	1,458	1.22	$108,768	1,708	1.57
NOW and money fund	85,479	477	0.56	95,234	702	0.74	84,562	918	1.09
IRA and time Certificates	169,996	5,768	3.39	172,963	6,235	3.60	180,990	7,476	4.13
Short-term debt	556	6	1.08	681	6	0.88	957	13	1.36
Long-term debt	4,063	205	5.05	6,115	279	4.56	9,699	555	5.72
Total interest- bearing-liabilities	382,987	7,368	1.92	394,831	8,680	2.20	384,976	10,670	2.77

Demand deposits	73,619			64,686			58,620
Other liabilities	2,768			3,315			2,950
Capital	52,522			53,320			50,307
Total liabilities and Capital	$511,896			$516,152			$496,853

Net interest rate spread(3)			3.63			3.68			3.92

Net interest margin on a tax equivalent basis(4)		$19,294	4.02		$19,855	4.09		$20,462	4.39

Ratio of interest- earning assets to interest-bearing liabilities	125.40%			122.82%			120.94%

(1)

Includes non-accrual loans if any.  Income from tax-exempt loans is included in interest income on a taxable equivalent basis, using an incremental rate of 34%.

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

	For the years ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans(1)	$507	(1,990)	(1,483)	(579)	(2,235)	(2,814)
Federal funds sold	(2)	74	72	(61)	(101)	(162)
Federal Home Loan Bank stock	4	3	7	4	(14)	(10)
Investment securities:
Taxable	(225)	(23)	(248)	823	(851)	(28)
Non-taxable(2)	(310)	89	(221)	602	(185)	417
Total interest income	(26)	(1,847)	(1,873)	789	(3,386)	(2,597)

Interest expense attributable to:
Savings deposits	36	(582)	(546)	162	(412)	(250)
NOW and money fund	(67)	(158)	(225)	106	(322)	(216)
IRA and time certificates	(106)	(361)	(467)	(321)	(920)	(1,241)
Short-term borrowings	(1)	1	0	(3)	(4)	(7)
Long-term debt	(101)	27	(74)	(178)	(98)	(276)
Total interest expense	(239)	(1,073)	(1,312)	(234)	(1,756)	(1,990)

Net interest income	$213	(774)	(561)	1,023	(1,630)	(607)

(1)

Non-accrual loans, if any, are included in average loan balances.

(2)

Change in interest income from non-taxable loans and investment securities is computed based on interest income determined on a taxable equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2004 vs. 2003.  Tax equivalent interest income decreased $1,873,000 primarily due to a 33 basis point (a basis point equals 0.01%) decline in the average rate earned on average interest-earning assets.  The average rate earned decreased primarily because of continued historically low market rates.

Interest expense decreased $1,312,000 primarily due to a 28 basis point decrease in the average rate paid for deposits and borrowings and secondarily due to an $11.8 million decrease in average interest-bearing liabilities.  The decrease in average rates paid was also due to general market rates.  The decrease in average interest-bearing liabilities was due to a $9.8 million decrease in average NOW and money fund deposits, a $3.0 million decrease in average IRA and time certificates, and a $2.1 million decrease in average long-term borrowings.  Comparing the same periods, average savings deposits increased approximately $3.1 million.  The decrease in NOW and money fund deposits is primarily due to a new trust account that was obtained near year end, 2003.  Approximately $15.5 million of the trust funds were temporarily deposited in a liquid account at LCNB until the trust department could invest them in other instruments during early 2004.  Management believes that, in the current economic rate environment, investors are showing a preference for highly liquid short-term instruments.  This means much of the growth in savings deposits during the past several years could be quickly withdrawn  if interest rates increase.  Management is attempting to lock-in a portion of these funds by offering special rates and terms on selected certificate of deposit products.

Average long-term borrowings decreased primarily due to the maturation and payment in December, 2003 of a $2.0 million Federal Home Loan Bank ("FHLB") note bearing an interest rate of 3.61%.  An additional $2.0 million FHLB note bearing a 4.40% rate matured in December, 2004.

The net interest margin decreased from 4.09% during 2003 to 4.02% during 2004 primarily because of the 33 basis point decrease in average rates earned from interest- earning assets, partially offset by the 28 basis point decrease in average rates for interest bearing liabilities.

2003 vs. 2002.  Tax equivalent interest income decreased $2,597,000 primarily due to an 81 basis point decline in the average rate earned on average interest-earning assets, partially offset by a $19.3 million increase in average interest-earning assets.  The increase in average interest-earning assets was due to increases in the investment securities portfolio, which grew $31.5 million on an average basis.  The average rate earned decreased primarily because of continued general market wide decreases in interest rates.

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

Average long-term borrowings decreased primarily due to the early payoff in August, 2002 of $4.0 million in FHLB notes with an average interest rate of 7.72%, which otherwise would have been due in June, 2004 and June, 2005.  The prepayment fees on the early payoffs totaled approximately $425,000, which is included in other non-interest expenses in the 2002 consolidated statements of income.

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

The net interest margin decreased from 4.39% during 2002 to 4.09% during 2003 primarily because of the 81 basis point decrease in average rates earned from interest- earning assets, partially offset by the 57 basis point decrease in average rates for interest bearing liabilities.

Provisions and Allowance for Loan Losses

The provision for loan losses is determined by management based upon it's evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The following table presents the total loan provision and the other changes in the allowance for loan losses for the years 2000 through 2004.

	2004	2003	2002	2001	2000
	(Dollars in thousands)

Balance – Beginning of year	$2,150	2,000	2,000	2,000	2,000

Loans charged off:
Commercial and industrial	126	-	36	-	-
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	32	25	26	-	-
Consumer, excluding credit card	446	504	273	237	222
Agricultural	-	-	-	-	-
Credit Card	10	31	55	40	33
Other	-	-	-	-	-
Total loans charged off	614	560	390	277	255

Recoveries:
Commercial and industrial	-	-	8	-	-
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	-	-	-	-	-
Consumer, excluding credit card	124	46	31	38	55
Agricultural	-	-	-	-	-
Credit Card	1	6	3	2	3
Other	-	-	-	-	-
Total recoveries	125	52	42	40	58
Net charge offs	489	508	348	237	197
Provision charged to operations	489	658	348	237	197
Balance - End of year	$2,150	2,150	2,000	2,000	2,000

Ratio of net charge-offs during the period to average loans outstanding	0.15%	0.16%	0.11%	0.07%	0.06%

Ratio of allowance for loan losses to total loans at year-end	0.64%	0.68%	0.62%	0.61%	0.61%

The commercial and industrial loan charge-off of $126,000 during 2004 is due to one company that had filed bankruptcy.  Consumer loan charge-offs included $41,000 during 2004 and and $25,000 during 2003 that were due to a yacht that was subsequently repossessed and sold in 2004.  The balance of increased consumer loan charge-offs during 2004 and 2003 are due to a greater number of troubled loans.

Non-Interest Income

2004 vs. 2003.  Total non-interest income for 2004 was $862,000 or 12.7% more than for 2003.  The increase was primarily due to gains from the sales of investment securities and LCNB’s credit card portfolio and increases in trust income and service charges and fees.  These increases were partially offset by decreases in insurance agency income and gains from sales of mortgage loans.

Trust income increased $236,000 primarily due to an increase in the market value of assets under management, on which fees are based, and secondarily to fees received for brokerage services, a new service first offered in April, 2002.   The market value of trust assets under management grew $14.6 million or 8.8% during 2004, partially due to increased market values and partially due to new clients.  During the same period, brokerage accounts managed grew $11.2 million or 82.4%.

Service charges and fees increased $710,000 primarily due to the introduction of a new overdraft protection program in August, 2003.

The net gain on sales of securities increased $297,000.  LCNB sold $36.0 million in securities available for sale during 2004 as compared with $1.8 million in sales during 2003.  The proceeds from the 2004 sales were primarily used to purchase securities with slightly longer maturities and higher average interest rates than the ones sold and to fund loan growth.

Insurance agency income decreased $105,000 primarily due to a decrease in contingency commissions recognized by Dakin during 2004 as compared to 2003.  Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium.  As such, the amount received each year can vary significantly depending on loss experience.  The decrease in contingency commissions was partially offset by an increase in sales commissions, primarily due to the placement of new policies.  Total written premium produced by Dakin for 2004 totaled $8,806,000, which was $296,000 or 3.5% greater than for 2003.

Gains from sales of mortgage loans decreased $706,000 due to decreased activity in the real estate mortgage loan secondary market during 2004 as compared to 2003.  Loans sold during 2004 totaled $2.2 million, compared with $35.1 million for 2003.  Historically low residential mortgage rates during 2002 and 2003 created a surge in refinancing activity.  During this period, LCNB sold most fixed-rate residential mortgage loans originated to the Federal Home Loan Mortgage Corporation.  Market rates for real estate mortgage loans began increasing during the fourth quarter, 2003 and the volume of refinance activity decreased.  Along with the decrease in refinancing activity, LCNB added most loans that were originated during 2004 to its loan portfolio, resulting in minimal loan sales.

During 2004, LCNB exited the credit card market and sold its receivables to MBNA America Bank, N.A. (“MBNA”), recognizing a $403,000 gain from the sale.  LCNB management decided to exit the credit card market because of the high administrative costs of servicing a small portfolio.  LCNB will continue to offer credit card products under a marketing agreement with MBNA.

2003 vs. 2002.  Total non-interest income for 2003 was $1,174,000 or 20.9% more than for 2002.  Trust income increased $163,000 due to an increase in the market value of assets under management, on which fees are based, and to fees received for brokerage services.   The market value of trust assets under management grew $46.2 million or 38.8% during 2003, partially due to increased market values and partially due to new clients.  During the same period, brokerage accounts managed grew $10.0 million or 274.06%.

Service charges and fees increased $605,000 primarily due to the introduction of a new overdraft protection program in August, 2003 and to an increase in non-sufficient fund check fees initiated in November, 2002.

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

Historically low interest rates during 2003 created an increase in residential mortgage loan refinancing activity, providing LCNB with the opportunity to sell approximately $35.1 million of residential fixed-rate mortgage loans in the secondary market.  Gains booked on these sales totaled $758,000.  During 2002 LCNB sold $20.9 million in loans and recognized $235,000 in gains from the sales.

Offsetting the increases described above was a $420,000 decrease in net gain on sales of securities.  Most of the decrease relates to a $408,000 gain recognized in August, 2002 and more fully described in a previous section of this document titled "Net Interest Income, 2003 vs. 2002."

Non-Interest Expense

2004 vs. 2003.  Total non-interest expense increased $679,000 or 4.3% during 2004 compared with 2003.  Contributing to the increase were a $147,000 or 2.2% increase in salaries and wages, a $138,000 or 7.9% increase in pension and other employee benefits, and a $197,000 or 6.9% increase in other non-interest expense.

Salaries and wages increased due to normal pay increases.  Pension and other employee benefits increased primarily due to increased pension expense and an increase in payroll-related taxes and other employee benefits.  Items contributing to the increase in other non-interest expenses included increased outside services, increased professional expenses, and increased telephone expenses.

2003 vs. 2002.  Total non-interest expense increased $20,000 or 0.1% during 2003 compared with 2002.  Contributing to the increase were a $277,000 or 4.2% increase in salaries and wages, a $144,000 or 16.4% increase in equipment expenses, an $86,000 or 8.4% increase in occupancy expense, and a $124,000 or 51.7% increase in computer costs.  Offsetting the increases were a $120,000 or 29.1% decrease in ATM expense and a $541,000 or 16.0% decrease in other non-interest expenses.

Salaries and wages increased due to normal pay increases.  Equipment expenses increased primarily due to rental costs for a new phone system installed during 2002 and to depreciation charges on new furniture purchased during 2003 and computer hardware and software purchased as part of the conversion to a new data processing system that occurred during September, 2002.  Contributing to the increase in computer costs were the increased number and cost of maintenance contracts required by the new data processing system.

ATM expense decreased primarily due to a change in the ATM transaction processor.  The decrease in other non-interest expenses was primarily due to the absence during 2003 of a $425,000 prepayment fee on Federal Home Loan Bank notes recognized during 2002 and previously discussed in the section titled "Net Interest Income, 2003 vs. 2002" and the absence during 2003 of a $263,000 charge for training and conversion expenses related to Lebanon Citizen's conversion to a new data processing system in September, 2002.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2004, 2003, and 2002 were 27.08%, 26.54%, and 27.84%, respectively.  The difference between the statutory rate of 34.00% and the effective tax rate is primarily due to tax-exempt interest income.

Assets

Securities available for sale decreased approximately $37.5 million or 24.8%, which supported an increase in the loan portfolio of $18.8 million or 5.9% and a $9.8 million or 43.2% increase in federal funds sold.  In addition, $10.0 million was used to purchase bank owned life insurance in December, 2004, which is included in other assets in the consolidated balance sheet.

Most of the growth in the loan portfolio was in the residential real estate loan category, which increased $20.0 million.  During 2004, sales of residential real estate loans in the secondary market were minimal and most loans originated were added to the portfolio.  Commercial and industrial loans grew $2.4 million and commercial loans secured by real estate grew $7.7 million.  Partially offsetting the growth in residential and commercial loans were an $8.6 million decrease in consumer loans and a $2.7 million decrease in credit card loans due to the sale of the credit card portfolio during 2004.

Net premises and equipment increased due to additions during 2004 totaling $1,306,000.  This increase was partially offset by depreciation expense of $1,080,000.  The additions were primarily due to a major renovation of the Main Office’s second and third floors and the purchase of new furniture for the renovated areas.

Deposits

Total deposits grew $867,000 during 2004, with noninterest-bearing deposits growing $7,258,000 and interest-bearing deposits declining $6,391,000.  Savings deposits grew $1,696,000 and IRA and time certificates grew $8,475,000, while NOW and money fund deposits declined $16,562,000.  The decrease in NOW and money fund deposits is primarily due to a new trust account that was obtained near year end, 2003.  Approximately $15.5 million of the trust funds were temporarily deposited in a liquid account at LCNB  until the trust department could invest them in other instruments during early 2004.

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

Commitments to extend credit at December 31, 2004, totaled $68.2 million and standby letters of credit totaled $6.2 million and are more fully described in Note 10 to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Capital expenditures may include the construction or acquisition of new office buildings, improvements to LCNB's twenty offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Material commitments for capital expenditures outstanding as of December 31, 2004 totaled approximately $835,000.

The liquidity of LCNB is enhanced by the fact that 86.4% of total deposits at December 31, 2004, were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

An additional source of funding is borrowings from the Federal Home Loan Bank ("FHLB").  Total borrowings from the FHLB at December 31, 2004 were $2.0 million.  The total remaining borrowing capacity from the FHLB at that date was approximately $79 million.

Liquid assets include cash, federal funds sold and securities available for sale.  Except for investments in the stock of the Federal Reserve Bank and FHLB, all of LCNB's investment portfolio is classified as "available for sale" and can be readily sold to meet liquidity needs.  At December 31, 2004, LCNB's liquid assets amounted to $156.6 million or 30.0% of total gross assets, down from $185.3 million or 35.4% of total gross assets at December 31, 2003.  The primary reason for the decrease was a reduction in securities available for sale.

The following table provides information concerning LCNB's contractual obligations at December 31, 2004:

		Payments due by period
		1 year	2-3	4-5	More than
	Total	or less	years	years	5 years
	(In thousands)

Long-term debt obligations	$2,137	64	2,073	-	-
Operating lease obligations	2,189	296	430	60	1,403
Purchase obligations	835	835	-	-	-
Certificates of deposit:
$100,000 and over	55,104	26,082	14,249	930	13,843
Other time certificates	129,257	53,507	50,905	11,380	13,465
Total	$189,522	80,784	67,657	12,370	28,711

The following table provides information concerning LCNB's commercial commitments at December 31, 2004:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	1 year	2-3	4-5	More than
	Committed	or less	years	years	5 years
	(In thousands)

Lines of credit	$28,031	28,031	-	-	-
Standby letters of credit	6,186	1,401	10	-	4,775
Total	$34,217	29,432	10	-	4,775

Capital Resources

LCNB and Lebanon Citizens National Bank (the “Bank”) are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2004 and 2003, is included in Note 13, "Regulatory Matters", of the 2004 Annual Report to Shareholders.

The FDIC, the insurer of deposits in financial institutions, has adopted a risk-based insurance premium system based in part on an institution's capital adequacy. Under this system, a depository institution is required to pay successively higher premiums depending on its capital levels and its supervisory rating by its primary regulator. It is management's intention to maintain sufficient capital to permit the Bank to maintain a "well capitalized" designation (the FDIC's highest rating).

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue.  The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program" LCNB will purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  Through December 31, 2004, 62,531 shares had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 160,144 shares had been purchased under this program at December 31, 2004.

LCNB established an Ownership Incentive Plan during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The plan provides for the issuance of up to 100,000 shares.  No awards were granted during 2002.  Stock options for 4,054 and 5,528 shares were granted to key executive officers of LCNB during the first quarters of 2004 and 2003, respectively.

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

Critical Accounting Policies

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb possible losses on loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard, or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Accounting for Intangibles.  Approximately $1.9 million of LCNB's intangible assets at December 31, 2004, represent the unamortized intangible related to LCNB's 1997 acquisition of three branch offices from another bank.  Management does not believe this acquisition meets the definition of a business combination, as described in SFAS No. 147, Acquisitions of Certain Financial Institutions, and is amortizing the intangible over ten years, subject to periodic review for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Another $260,000 of LCNB's intangible assets at December 31, 2004 is comprised of mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC").  The rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Recent Accounting Pronouncements

SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, was issued in December, 2004.  It amends the guidance in Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate an exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Under SFAS No. 153, a nonmonetary exchange will have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is not expected to have a material impact on LCNB’s financial statements.

SFAS No. 123 (revised 2004), Share-Based Payment, was issued in December, 2004 and replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123 (revised) focuses primarily on accounting for transactions where employees receive share-based compensation, but also covers transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments.  SFAS No. 123 (revised) generally requires an entity to recognize expense for the grant-date fair value of share-based compensation, where the original SFAS No. 123 encouraged but did not require an entity to recognize expense for such transactions.  The estimated cost of share-based compensation is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  SFAS No. 123 (revised) is effective for the first interim or annual reporting period that begins after June 15, 2005.  LCNB will be required to adopt SFAS No. 123 (revised) no later than July 1, 2005.  LCNB intends to adopt the provisions of SFAS No. 123 (revised) in the first quarter of 2005 using the modified prospective approach as allowed by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  Adoption of SFAS No. 123 (revised) is not expected to have a material short-term impact on LCNB’s financial statements because of its relatively limited use of options.

LCNB CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31

2004
Interest income	$6,358	6,280	6,458	6,552
Interest expense	1,862	1,748	1,826	1,932
Net interest income	4,496	4,532	4,632	4,620
Provision for loan losses	90	210	130	59
Net interest income after provision	4,406	4,322	4,502	4,561
Net gain on sales of securities	127	-	9	170
Other non-interest income	2,051	1,776	1,713	1,813
Total non-interest expenses	4,280	3,997	4,052	4,075
Income before income taxes	2,304	2,101	2,172	2,469
Provision for income taxes	642	545	590	673
Net income	$1,662	1,556	1,582	1,796

Earnings per common share:
Basic	$0.49	0.46	0.47	0.55
Diluted	0.49	0.46	0.47	0.55

2003
Interest income	$7,117	6,914	6,661	6,745
Interest expense	2,324	2,329	2,052	1,975
Net interest income	4,793	4,585	4,609	4,770
Provision for loan losses	118	99	204	237
Net interest income after provision	4,675	4,486	4,405	4,533
Net gain on sales of securities	-	-	3	6
Other non-interest income	1,515	1,640	1,673	1,960
Total non-interest expenses	3,935	3,875	4,037	3,878
Income before income taxes	2,255	2,251	2,044	2,621
Provision for income taxes	649	553	518	714
Net income	$1,606	1,698	1,526	1,907

Earnings per common share:
Basic	$0.47	0.49	0.45	0.56
Diluted	0.47	0.49	0.45	0.56

Other non-interest income for the three months ended March 31, 2004 includes the $403,000 gain from the sale of LCNB’s credit card portfolio.

Other non-interest income declined in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 primarily due to a decline in trust income  and insurance agency contingency commissions.    Contingency commissions are received from insurance underwriters on an annual basis, and the amount received can vary significantly depending on many general insurance industry related performance factors.    No contingency commissions were awarded in the fourth quarter of 2004, compared with approximately $98,000 in the fourth quarter of 2003.

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

The following table reflects LCNB's gap analysis at December 31, 2004.  The amounts reported in the table are the principal cash flows of rate sensitive assets and liabilities by expected maturity or repricing timeframe.  Also presented is the related weighted average interest rate.  Fixed rate real estate mortgage loans and mortgage-backed securities are allocated to the various maturity/repricing periods based on contractual maturities adjusted for expected prepayments under the current market interest rate environment.  Deposit liabilities without contractual maturities such as NOW and savings accounts are allocated to the various repricing periods based on an analysis of forecasted account run-off that takes into consideration the relatively stable nature of these core deposits.  The gap analysis indicates that LCNB's earnings are sensitive to the repricing of assets in the first year and the second through the fifth years.

	Expected Maturity/Repricing
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)
ASSETS
Loans: (1)
Fixed rate	$75,462	27,621	18,645	13,460	7,470	21,542	164,200	165,356
Average interest rate	6.38%	6.97%	6.83%	6.36%	6.43%	6.58%
Variable rate	56,822	12,472	21,703	20,814	13,546	47,033	172,390	171,555
Average interest rate	5.78%	6.23%	6.15%	5.80%	5.79%	6.84%
Securities available for sale (2)	28,402	19,934	22,583	13,421	6,802	22,295	113,437	113,437
Average interest rate (3)	3.39%	3.36%	3.44%	3.11%	3.54%	4.37%
Federal funds sold	32,400	-	-	-	-	-	32,400	32,400
Average interest rate	2.13%	-	-	-	-	-
Total earning assets	193,086	60,027	62,931	47,695	27,818	90,870	482,427	482,748
Average interest rate	5.05%	5.62%	5.38%	5.20%	5.41%	6.17%

LIABILITIES
NOW and money fund	18,310	6,789	6,048	5,389	4,806	42,089	83,431	83,431
Average interest rate	0.53%	0.59%	0.59%	0.60%	0.60%	0.68%
Savings	30,553	13,000	11,166	9,591	8,238	50,143	122,691	122,691
Average interest rate	0.75%	0.75%	0.75%	0.75%	0.75%	0.75%
IRAs:
Fixed rate	7,840	5,399	10,653	2,840	625	11,808	39,165	39,245
Average interest rate	4.57%	3.83%	4.67%	3.29%	3.82%	4.89%
Variable rate	3,279	1,309	-	-	-	-	4,588	4,587
Average interest rate	1.87%	1.87%	-	-	-	-
CD's over $100,000	24,197	7,185	3,370	406	309	9,528	44,995	45,002
Average interest rate	2.46%	3.66%	4.54%	3.29%	3.92%	4.26%
CD's under $100,000	44,288	21,772	15,466	5,839	2,277	5,971	95,613	95,458
Average interest rate	2.51%	3.26%	4.20%	3.07%	3.64%	4.58%
Long term debt	64	2,067	6	-	-	-	2,137	2,189
Average interest rate	6.00%	5.55%	6.00%	-	-	-
Total interest-bearing Liabilities	128,531	57,521	46,709	24,065	16,255	119,539	392,620	392,603
Average interest rate	1.91%	2.53%	3.04%	1.62%	1.29%	1.60%

Period gap	$64,555	2,506	16,222	23,630	11,563	(28,669)
Cumulative gap	$64,555	67,061	83,283	106,913	118,476	89,807

Ratio of rate sensitive assets to rate sensitive liabilities:

First twelve months	150.23%
Years two through five	137.30%
Thereafter	76.02%

(1)

Exclude adjustments for allowance for loan losses.

(2)

At amortized cost.

(3)

Rates for tax-exempt securities are adjusted to a taxable equivalent rate.

Interest Rate Sensitivity and Economic Value of Equity Analyses

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2004 IRSA indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100 and 200 rate assumptions are within LCNB’s acceptable ranges.  The changes in net interest income for up and down 300 basis points are slightly outside LCNB’s policy range of a 10% change, but management has determined the changes are acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount	$ Change in IRSA	% Change in IRSA
Up 300	$20,319	1,902	10.33%
Up 200	19,700	1,283	6.97%
Up 100	19,097	680	3.69%
Base	18,417	-	-%
Down 100	17,660	(757)	-4.11%
Down 200	17,005	(1,412)	-7.67%
Down 300	16,467	(1,950)	-10.59%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at December 31, 2004 is shown below.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
Up 300	$74,232	(2,332)	-3.05%
Up 200	76,321	(243)	-0.32%
Up 100	77,658	1,094	1.43%
Base	76,564	-	-%
Down 100	73,064	(3,500)	-4.57%
Down 200	67,347	(9,217)	-12.04%
Down300	64,728	(11,836)	-15.46%

The IRSA and EVE simulations discussed above are not projections of future income or equity and should not be relied on as being indicative of future operating results.  Assumptions used, including the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment or replacement of asset and liability cash flows, are inherently uncertain and, as a result, the models cannot precisely measure future net interest income or equity.  Furthermore, the models do not reflect actions that borrowers, depositors, and management may take in response to changing economic conditions and interest rate levels.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are incorporated herein by reference to pages 4 through 31 of the Registrants 2004 LCNB Corp. Annual Report attached to this filing as Exhibit 13.

Item 9.  Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

REPORT ON MANAGEMENT’S ASSESSMENT OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

LCNB Corp. ("LCNB") is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. Management of LCNB and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  LCNB’s internal control over financial reporting is a process designed under the supervision of LCNB’s Chief Executive Officer and the Chief Financial Officer. The purpose is to provide reasonable assurance to the Board of Directors regarding the reliability of financial reporting and the preparation of LCNB’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management maintains internal controls over financial reporting. The internal controls contain control processes and actions are taken to correct deficiencies as they are identified. The internal controls are evaluated on an ongoing basis by LCNB’s Management, and Audit Committee. Even effective internal controls, no matter how well designed, have inherent limitations – including the possibility of circumvention or overriding of controls – and therefore can provide only reasonable assurance with respect to financial statement preparation. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed LCNB’s internal controls as of December 31, 2004, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, LCNB’s internal control over financial reporting met the criteria.

J.D. Cloud & Co. L.L. P., an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2004.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson __________

/s/ Steve P. Foster_____________

Stephen P. Wilson,

Steve P. Foster,

President/CEO

Chief Financial Officer

February 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have audited management’s assessment, included in the accompanying  Report on Management Assessment of Internal Control over Financial Reporting, that  LCNB Corp. and subsidiaries (“LCNB”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  LCNB’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that LCNB maintained effective internal control over financial reporting as of  December 31, 2004, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion,  the Company  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows of LCNB Corp. and subsidiaries, and our report dated February 14, 2005 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.

Certified Public Accountant

Cincinnati, Ohio

February 14, 2005

Item 9B.  Other Information

None

PART III

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 12, 2005, dated March 10, 2005, are incorporated by reference into Part III.

Item 10. Directors and Executive Officers of the Registrant

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 10, 2005), relating to "Directors and Executive Officers of the Registrant", is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 10, 2005), relating to "Compensation of Directors and Executive Officers", is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 10, 2005), relating to "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 10, 2005), relating to "Certain Relationships and Related Transactions", is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 10, 2005), relating to "Principal Accounting Fees and Services", is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

INDEPENDENT AUDITOR'S REPORT
FINANCIAL STATEMEMTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – None

3.	Exhibits required by Item 601 Regulation S-K.

	(a) Exhibit No.	Exhibit Description
	3.1	Articles of Incorporation of LCNB Corp. (1)
	3.2	Code of Regulations of LCNB Corp. (2)
	10.	Material Contracts:
LCNB Corp. Ownership Incentive Plan (3)
	13.	Portions of LCNB Corp. 2004 Annual Report (pages 2-3 and 14-24)
	14.1	LCNB Corp. Code of Business Conduct and Ethics (4)
	14.2	LCNB Corp. Code of Ethics for Senior Financial Officers (5)
	21.	LCNB Corp. Subsidiaries
	23.	Consent of Independent Accountants
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.	Section 1350 Certifications

(1)

Incorporated by reference to Registrant's 1999 Form 10-K, Exhibit 3.1.

(2)

Incorporated by reference to Registrant's Registration Statement on Form S-4, Exhibit 3.2, Registration No. 333-70913

(3)

Incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A.

(4)

Incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.1.

(5)

Incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.2

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/Stephen P. Wilson
President and Chairman of Board of Directors
February 28, 2005

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/Stephen P. Wilson	/s/George L. Leasure
Stephen P. Wilson President and Chairman (Principal Executive Officer) February 28, 2005	George L. Leasure Director February 28, 2005

/s/Steve P. Foster	/s/James B. Miller
Stephen P. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) February 28, 2005	James B. Miller Director February 28, 2005

/s/David S. Beckett	/s/Joseph W. Schwarz
David S. Beckett Director February 28, 2005	Joseph W. Schwarz Director February 28, 2005

/s/Rick L. Blossom	/s/Kathleen Porter Stolle
Rick L. Blossom Director February 28, 2005	Kathleen Porter Stolle Director February 28, 2005

/s/Robert C. Cropper	/s/Howard E. Wilson
Robert C. Cropper Director February 28, 2005	Howard E. Wilson Director February 28, 2005

/s/William H. Kaufman	/s/Marvin E. Young
William H. Kaufman Director February 28, 2005	Marvin E. Young Director February 28, 2005