Form 10-Q
period 2005-03-31
LCNB CORP
filed 2005-05-02
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   X  No

The number of shares outstanding of the issuer's common stock, without par value, as of April 25, 2005 was 3,325,249 shares.

LCNB Corp.

INDEX

Page No.

Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets -

March 31, 2005, and December 31, 2004

1

Consolidated Statements of Income -

Three Months Ended March 31, 2005 and 2004

2

Consolidated Statements of Comprehensive Income -

Three Months Ended March 31, 2005 and 2004

3

Consolidated Statements of Stockholders' Equity -

Three Months Ended March 31, 2005 and 2004

4

Consolidated Statements of Cash Flows -

Three Months Ended March 31, 2005 and 2004

5

Notes to Consolidated Financial Statements

6-12

Report of Independent Registered Public Accounting Firm

13

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations

14-23

Item 3.  Quantitative and Qualitative Disclosures about

Market Risks

24

Item 4  Controls and Procedures

25

Part II - Other Information

Item 1  Legal Proceedings

26

Item 2  Changes in Securities and Use of Proceeds

26

Item 3  Defaults by the Company on its Senior Securities

27

Item 4  Submission of Matters to a Vote of Security Holders

27

Item 5  Other Information

27

Item 6  Exhibits and Reports on Form 8-K

27

Signatures

28

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS:
Cash and due from banks	$15,967	10,715
Federal funds sold	8,900	32,400
Total cash and cash equivalents	24,867	43,115

Securities available for sale, at market value	127,417	113,437
Federal Reserve Bank stock and Federal Home Loan Bank stock, at cost	3,085	3,058
Loans, net	338,401	334,440
Premises and equipment, net	12,914	12,233
Intangibles, net	2,018	2,173

Other assets	14,774	13,795
TOTAL ASSETS	$523,476	522,251

LIABILITIES
Deposits -
Noninterest-bearing	$73,325	73,417
Interest-bearing	392,436	390,483
Total deposits	465,761	463,900
Long-term debt	2,121	2,137
Accrued interest and other liabilities	3,751	3,918
TOTAL LIABILITIES	471,633	469,955

SHAREHOLDERS' EQUITY
Common stock-no par value, authorized 4,000,000 shares; issued and outstanding 3,551,884 shares	10,560	10,560
Surplus	10,555	10,553
Retained earnings	37,177	36,735
Treasury shares at cost, 226,635 and 223,585 shares at March 31, 2005 and December 31, 2004, respectively	(6,194)	(6,078)
Accumulated other comprehensive income (loss), net of taxes	(255)	526
TOTAL SHAREHOLDERS' EQUITY	51,843	52,296

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$523,476	522,251

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
INTEREST INCOME:
Interest and fees on loans	$5,335	5,060
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	27	23
Interest on investment securities-
Taxable	613	747
Non-taxable	494	494
Other short-term investments	79	34
TOTAL INTEREST INCOME	6,548	6,358

INTEREST EXPENSE:
Interest on deposits	1,942	1,808
Interest on borrowings	33	54
TOTAL INTEREST EXPENSE	1,975	1,862
NET INTEREST INCOME	4,573	4,496
PROVISION FOR LOAN LOSSES	98	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,475	4,406

NON-INTEREST INCOME:
Trust income	314	365
Service charges and fees	926	899
Net gain on sales of securities	-	127
Insurance agency income	311	326
Earnings from bank owned life insurance	118	-
Gains from sales of mortgage loans	11	21
Gain from sale of credit card portfolio	-	403
Other operating income	35	37
TOTAL NON-INTEREST INCOME	1,715	2,178

NON-INTEREST EXPENSE:
Salaries and wages	1,829	1,772
Pension and other employee benefits	502	532
Equipment expenses	272	248
Occupancy expense – net	350	296
State franchise tax	152	137
Marketing	120	135
Intangible amortization	146	152

Other non-interest expense	954	1,008
TOTAL NON-INTEREST EXPENSE	4,325	4,280

INCOME BEFORE INCOME TAXES	1,865	2,304
PROVISION FOR INCOME TAXES	459	642
NET INCOME	$1,406	1,662

Dividends declared per common share	$0.29	0.275

Earnings per common share:
Basic	$0.42	0.49
Diluted	0.42	0.49

Average shares outstanding:
Basic	3,326,606	3,373,582
Diluted	3,327,982	3,374,534

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Net Income	$1,406	1,662

Other comprehensive income (loss):
Net unrealized gain (loss) on available for
sale securities (net of taxes of $402
and $264 for the three months ended March 31, 2005

and March 31, 2004, respectively)	(781)	512

Reclassification adjustment for net realized
gain on sale of available for sale securities
included in net income (net of taxes of
$43 for the three months ended March
31, 2004)	-	(85)

Total comprehensive income	$625	2,089

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders'
	Shares	Surplus	Earnings	Shares	Income	Equity

Balance January 1, 2004	$10,560	10,553	33,872	(4,356)	1,819	52,448

Net income			1,662			1,662

Change in estimated fair value of securities available for sale, net of tax and reclassification adjustment					427	427

Treasury shares purchased				(70)		(70)

Cash dividends declared
$0.275 per share			(927)			(927)

Balance March 31, 2004	$10,560	10,553	34,607	(4,426)	2,246	53,540

Balance January 1, 2005	$10,560	10,553	36,735	(6,078)	526	52,296

Net income			1,406			1,406

Change in estimated fair value of securities available for sale, net of tax and reclassification adjustment					(781)	(781)

Compensation expense relating to stock options		2				2

Treasury shares purchased				(116)		(116)

Cash dividends declared
$0.29 per share			(964)			(964)

Balance March 31, 2005	$10,560	10,555	37,177	(6,194)	(255)	51,843

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,406	1,662
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	639	783
Provision for loan losses	98	90
Federal Home Loan Bank stock dividends	(27)	(23)
Earnings on bank owned life insurance	(118)	-
Realized gains on sales of securities available for sale	-	(127)
Realized gain on sale of credit card portfolio	-	(403)
Origination of mortgage loans for sale	(728)	(578)
Realized gains from sales of mortgage loans	(11)	(21)
Proceeds from sales of mortgage loans	731	593
Compensation expense related to stock options	2	-
(Increase) decrease in income receivable	(335)	229
(Increase) decrease in other assets	(197)	(29)
Increase (decrease) in other liabilities	267	383
TOTAL ADJUSTMENTS	321	897

NET CASH FLOWS FROM OPERATING ACTIVITIES	1,727	2,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	11,510
Proceeds from maturities of securities available for sale	5,065	13,676
Purchase of securities available for sale	(20,394)	(10,618)
Proceeds from sale of credit card portfolio	-	2,963
Net decrease (increase) in loans	(4,115)	(3,551)
Purchases of premises and equipment	(937)	(659)
Proceeds from sales of premises and equipment	-	2
NET CASH FLOWS FROM INVESTING ACTIVITIES	(20,381)	13,323

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	1,861	(23,894)
Net change in short-term borrowings	(359)	(218)
Principal payments on long-term debt	(16)	(15)
Cash dividends paid	(964)	(927)
Purchases of treasury shares	(116)	(70)
NET CASH FLOWS FROM FINANCING ACTIVITIES	406	(25,124)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,248)	(9,242)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,115	34,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,867	25,167

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest paid	$1,976	1,949
Income tax paid	23	-

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

Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2004 Form 10-K filed with the Securities and Exchange Commission.

The Board of Directors of LCNB at the regular meeting of April 13, 2004 declared a stock dividend of one share for each share owned to shareholders of record on April 20, 2004.  The stock dividend was paid on April 30, 2004 and was accounted for as a stock split.  All share and per share information for all periods presented have been retroactively restated to reflect the stock dividend.

The financial information presented on pages one through twelve of this Form 10-Q has been subject to a review by J.D. Cloud & Co. L.L.P., LCNB's independent registered public accounting firm, as described in their report contained herein.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 2 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three months ended March 31, 2005 and 2004 (thousands, except share and per share data):

	For the Three Months
	Ended March 31,
	2005	2004

Net income	$1,406	1,662

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	3,326,606	3,373,582

Add- Dilutive effect of stock options	1,376	952

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	3,327,982	3,374,534

Basic earnings per common share	$0.42	0.49

Diluted earnings per common share	$0.42	0.49

Note 3 -  Investment Securities

The amortized cost and estimated market value of available-for-sale investment securities at March 31, 2005 and December 31, 2004 are summarized as follows (thousands):

	March 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury notes	$4,165	-	39	4,126
U.S. Agency notes	37,835	26	322	37,539
U.S. Agency mortgage-backed securities	27,034	41	534	26,541
Municipal securities:
Non-taxable	51,289	724	204	51,809
Taxable	7,479	28	105	7,402
	$127,802	819	1,204	127,417

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 3 – Investment Securities (continued)

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

U.S. Treasury notes	$1,193	1	-	1,194
U.S. Agency notes	23,940	45	196	23,789
U.S. Agency mortgage-backed securities	28,659	98	254	28,503
Municipal securities:
Non-taxable	51,149	1,197	74	52,272
Taxable	7,699	55	75	7,679
	$112,640	1,396	599	113,437

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at March 31, 2005 and December 31, 2004 have not been recognized into income because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

Note 4 - Loans

Major classifications of loans at March 31, 2005 and December 31, 2004 are as follows (thousands):

	March 31,	December 31,
	2005	2004

Commercial and industrial	$35,969	32,931
Commercial, secured by real estate	105,649	107,138
Residential real estate	164,341	159,286
Consumer	32,917	34,672
Agricultural	905	1,653
Other loans	165	167
Lease financing	110	253
	340,056	336,100
Deferred net origination costs	495	490
	340,551	336,590
Allowance for loan losses	(2,150)	(2,150)
Loans – net	$338,401	334,440

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 - Loans (continued)

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at March 31, 2005 and December 31, 2004 were $45,530,000 and $46,345,000, respectively.  Loans sold to the FHLMC during the three months ended March 31, 2005 and 2004 totaled $728,000 and $578,000, respectively.

Changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 were as follows (thousands):

	Three Months Ended
	March 31,
	2005	2004

Balance - beginning of year	$2,150	2,150
Provision for loan losses	98	90
Charge-offs	(196)	(107)
Recoveries	98	17
Balances – end of period	$2,150	2,150

Charge-offs for the three months ended March 31, 2005 consisted of consumer loans and checking and NOW account overdrafts.  Charge-offs for the three months ended March 31, 2004 consisted of consumer and credit card loans.  LCNB charges off overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.  Prior to 2005, checking and NOW account overdrafts considered uncollectible were netted against service charges and fees in non-interest income.  There were no charge-offs on residential real estate or commercial loans for either period.

Non-accrual, past-due, and restructured loans as of March 31, 2005 and December 31, 2004 were as follows (thousands):

	March 31,	December 31,
	2005	2004

Non-accrual loans	$78	-
Past-due 90 days or more and still accruing	70	165
Restructured loans	1,817	1,817
Total	$1,965	1,982

Non-accrual loans at March 31, 2005 consisted of a first and second residential mortgage loan to the same borrower.  Past-due 90 days or more and still accruing at March 31, 2005 consisted of consumer loans.  Consumer loans totaling $104,000 and residential mortgage loans totaling $61,000 comprised the loans classified as past-due 90 days or more and still accruing at December 31, 2004.  The restructured loan at both dates is a commercial loan secured by a combination of mortgages and other collateral.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 5 – Other Borrowings

At March 31, 2005 and December 31, 2004, accrued interest and other liabilities included U.S. Treasury demand note borrowings of approximately $910,000 and $1,269,000, respectively.

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2005 and December 31, 2004 were as follows (thousands):

	March 31,	December 31,
	2005	2004

Commitments to extend credit	$75,661	68,235
Standby letters of credit	6,270	6,186

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At March 31, 2005 and December 31, 2004, outstanding guarantees of $2,067,000 and $1,983,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation  in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at March 31, 2005 and December 31, 2004 was approximately $4.2 million.  The letter of credit will expire on July 15, 2009.  It is secured by an assignment of rents and the underlying real property.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

At March 31, 2005, LCNB is committed under various contracts to expend approximately $230,000 to complete certain building and office renovation projects and computer upgrades.

Management believes that LCNB has sufficient liquidity to fund its lending and capital expenditure commitments.

.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 6 - Commitments and Contingent Liabilities (continued)

LCNB and its subsidiaries are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations

Note 7 - Stock Options

LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 100,000 shares.  Stock options for 4,054 shares with an exercise price of $35.315 were granted to key executive officers of LCNB during the first quarter, 2004.  No stock options were granted during the first quarter, 2005.  At March 31, 2005, 9,582 stock options with a weighted average exercise price of $30.05 were outstanding.  The options expire in 2013 and 2014.  No options have been exercised as of March 31, 2005.

Effective January 1, 2005, LCNB adopted the fair value method of accounting for stock options as described in Statement of  Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (revised))”.  SFAS No. 123 (revised) generally requires an entity to recognize expense for the grant-date fair value of share-based compensation, where the original SFAS No. 123, Accounting for Stock-Based Compensation, encouraged but did not require an entity to recognize expense for such transactions.  The estimated cost of share-based compensation is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Compensation expense recognized in the consolidated statements of income for all stock options granted prior to January 1, 2005 is determined using the modified prospective approach as allowed by SFAS No. 123 (revised).  Total expense related to options included in salaries and wages in the consolidated statements of income for the three months ended March 31, 2005 was $2,000.

Prior to January 1, 2005, LCNB accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations.  Under APB No. 25, no stock-based employee compensation cost was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  If LCNB had applied the fair value recognition provisions of SFAS 123 (revised) for the three months ended March 31, 2004, the pro-forma effect  on net income and basic and diluted earnings per share would not have been material.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 8 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three months ended March 31, 2005 and 2004, are summarized as follows (thousands):

	For the Three Months
	Ended March 31,
	2005	2004

Service cost	$155	163
Interest cost	73	62
Expected return on plan assets	(80)	(81)
Amortization on net (gain) loss	1	18
Net periodic pension cost	$149	162

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $650,000 to its pension plan in 2005.  As of March 31, 2005, no contributions have been made.

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three-month periods ended March 31, 2005 and 2004.  These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2004 (presented herein), and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 14, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

April 14, 2005

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

Results of Operations

LCNB earned $1,406,000, or $0.42 per share, for the three months ended March 31, 2005 compared to $1,662,000, or $0.49 per share, for the three months ended March 31, 2004.  The return on average assets (ROAA) was 1.09% and the return on average equity (ROAE) was 10.83% for the first quarter of 2005, compared with an ROAA of 1.32% and an ROAE of 12.61% for the first quarter of 2004.

LCNB's earnings for the first three months of 2004 included $530,000, or $350,000 on an after-tax basis, in gains from sales of investment securities totaling $11.4 million and credit card receivables totaling approximately $2.5 million.  The proceeds from the sale of investment securities were primarily used to purchase securities with a slightly longer maturity and higher average interest rates than the ones sold.  LCNB management decided to exit the credit card market and sell its receivables to MBNA America because of the high administrative costs of servicing a small credit card portfolio.  LCNB is continuing to offer credit card products through a marketing agreement with MBNA America.

Net Interest Income

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2005 and 2004, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Three Months Ended March 31,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$338,498	$5,335	6.39%	$318,089	$5,062	6.45%
Federal funds sold	14,790	79	2.17	14,206	34	0.97
Federal Reserve Bank stock	647	-	-	647	-	-
Federal Home Loan Bank stock	2,412	27	4.54	2,315	23	4.03
Investment securities:
Taxable	71,234	613	3.49	88,049	747	3.44
Non-taxable (2)	52,389	748	5.79	53,675	748	5.65
Total interest-earning assets	479,970	6,802	5.75	476,981	6,614	5.62
Non-earning assets	43,233			33,504
Allowance for loan losses	(2,157)			(2,153)
Total assets	$521,046			$508,332

Interest-bearing deposits	$388,706	1,942	2.03	378,089	1,808	1.94
Short-term debt	495	3	2.46	430	1	0.94
Long-term debt	2,129	30	5.71	4,189	53	5.13
Total interest-bearing liabilities	391,330	1,975	2.05	382,708	1,862	1.97
Demand deposits	74,620			69,571
Other liabilities	2,453			3,017
Capital	52,643			53,036
Total liabilities and capital	$521,046			$508,332

Net interest rate spread (3)			3.70			3.65

Net interest income and net
interest margin on a taxable
equivalent basis (4)		$4,827	4.08		$4,752	4.04

Ratio of interest-earning assets
to interest-bearing liabilities	122.65%			124.63%

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in tax-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2005 as compared to the comparable period in 2004.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	March 31,
	2005 vs. 2004
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$322	(49)	273
Federal funds sold	1	44	45
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	1	3	4
Investment securities:
Taxable	(145)	11	(134)
Nontaxable	(18)	18	-
Total interest income	161	27	188

Interest-bearing Liabilities:
Deposits	52	82	134
Short-term borrowings	-	2	2
Long-term debt	(28)	5	(23)
Total interest expense	24	89	113
Net interest income	$137	(62)	75

Net interest income on a fully tax-equivalent basis for the three months ended March 31,  2005 totaled $4,827,000, an increase of $75,000 from the comparable period in 2004.  Total interest income increased $188,000 and was largely offset by an increase in total interest expense of $113,000.

The increase in total interest income was primarily due to a $3.0 million increase in average interest earning assets, from $477.0 million for the three months ended March 31, 2004 to $480.0 million for the same period in 2005.  A secondary factor was 13 basis point (a basis point equals 0.01%) increase in the average rate earned on earning assets, from 5.62% for the first quarter of 2004 to 5.75% for the first quarter of 2005.  The increase in average interest earning assets was due to a $20.4 million increase in average loans, largely offset by a combined decrease of $18.1 million in average taxable and nontaxable investment securities.  Most of the loan growth was in the real estate mortgage and commercial loan portfolios.  The decrease in investment securities was partially due to a reallocation of $10.0 million of investment securities to bank owned life insurance during the fourth quarter, 2004.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest expense was primarily due to an 8 basis point increase in the average rate paid and secondarily to an $8.6 million increase in average interest-bearing liabilities.  Average interest-bearing deposits increased $10.6 million, while average long-term debt decreased $2.1 million.  Most of the increase in average interest-bearing deposits was in certificate of deposit accounts equal to or greater than $100,000, NOW accounts, and IRA accounts.  The decrease in long-term debt was due to the maturation of a $2.0 million Federal Home Loan Bank advance in December, 2004.

Provision and Allowance for Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  The total loan loss provision and the other changes in the allowance for loan losses are shown below.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)

Balance, beginning of period	$2,150	2,150

Charge-offs	(196)	(107)
Recoveries	98	17
Net charge-offs	(98)	(90)

Provision for loan losses	98	90

Balance, end of period	$2,150	2,150

Charge-offs for the three months ended March 31, 2005 consisted of consumer loans.  Charge-offs for the three months ended March 31, 2004 consisted of consumer and credit card loans.  There were no charge-offs on residential real estate or commercial loans for either period.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table sets forth information regarding non-accrual, past due, and restructured loans of LCNB at the dates indicated:

	March 31,	December 31,
	2005	2004
	(In thousands)

Non-accrual loans	$78	-
Past due 90 days or more and still accruing	70	165
Restructured loans	1,817	1,817
Total	$1,965	1,982

Charge-offs for the three months ended March 31, 2005 consisted of consumer loans and checking and NOW account overdrafts.  Charge-offs for the three months ended March 31, 2004 consisted of consumer and credit card loans.  LCNB charges off overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.  Prior to 2005, checking and NOW account overdrafts considered uncollectible were netted against service charges and fees in non-interest income.  There were no charge-offs on residential real estate or commercial loans for either period.

Non -Interest Income

Total non-interest income for the first quarter of 2005 was $463,000 less than for the first quarter of 2004 primarily due to $530,000 in gains recognized during the first quarter, 2004 from the sales of investment securities and credit card receivables (previously discussed in the “Results of Operations” section).  The remaining $67,000 increase is primarily due to income from bank owned life insurance and an increase in service charges and fees.  LCNB did not hold bank owned life insurance during the first quarter, 2004.  These increases were partially offset by decreases in trust income, insurance agency income, and gains from sales of mortgage loans.  Trust income was less, despite a $14.1 million increase in trust assets under management when comparing March 31, 2005 with March 31, 2004, because of the absence of certain non-recurring executor and account termination fees recognized during the first quarter, 2004.  Insurance agency commissions were less primarily due to the absence of contingency commissions in 2005.  Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium.  As such, the amount received each year can vary significantly depending on loss experience.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Non-Interest Expense

Total non-interest expense increased $45,000 or 1.1% during the first quarter, 2005 compared with the first quarter, 2004 primarily due to increases in salaries and wages and equipment and occupancy expenses.  Salaries and wages increased due to normal wage increases and to additional staffing required by the openings of the Fairfield branch office during the fourth quarter, 2004 and the Lebanon High School Warrior Office (“Warrior Office”) during the first quarter, 2005.  Equipment expense increased due to increased phone equipment rental costs caused by additional equipment and upgrades, primarily for the Fairfield and Warrior Offices, and to increased maintenance contract costs.  Increased expenditures for building related maintenance and repairs and additional rent expense for the Fairfield office contributed to the increase in occupancy expenses.

Income Taxes

LCNB’s effective tax rates for the three months ended March 31, 2005 and 2004 were 24.6% and 27.9%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and, for the 2005 period, tax-exempt income from bank owned life insurance.

Financial Condition

Loans at March 31, 2005 were approximately $4.0 million greater than at December 31, 2004.  Most of the growth occurred in the residential real estate loan and commercial loan portfolios.  Growth in the home equity loan portfolio also contributed to the increase.

Interest-bearing deposits at March 31, 2005 were approximately $2.0 million greater than at December 31, 2004.  Most of the growth occurred in the NOW account, IRA, and certificate of deposit categories, partially offset by a decrease in regular savings.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

	CONDENSED QUARTERLY AVERAGE
	BALANCE SHEETS
	March 31,	December 31,	September 30,
	2005	2004	2004
	(In thousands)
ASSETS
Interest earning:
Federal funds sold	$14,790	31,674	8,252
Investment securities	126,682	122,496	137,943
Loans	338,498	336,022	333,352
Total interest-earning assets	479,970	490,192	479,547

Noninterest-earning:
Cash and due from banks	14,433	14,080	14,153
All other assets	28,800	21,264	19,146
Allowance for credit losses	(2,157)	(2,155)	(2,160)
TOTAL ASSETS	$521,046	523,381	510,686

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$388,706	386,722	376,460
Short-term borrowings	495	691	529
Long-term debt	2,129	3,747	4,160
Total interest-bearing liabilities	391,330	391,160	381,149

Noninterest-bearing:
Noninterest-bearing deposits	74,620	76,498	75,157
All other liabilities	2,453	3,120	2,549
TOTAL LIABILITIES	468,403	470,778	458,855

SHAREHOLDERS' EQUITY	52,643	52,603	51,831

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$521,046	523,381	510,686

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Average total interest-earning assets decreased approximately $10.2 million or 2.1% during the first quarter, 2005 compared to the fourth quarter, 2004.  The decrease was due to the replacement of $10.0 million of interest-earning assets with bank owned life insurance during the fourth quarter, 2004.  Bank owned life insurance is included in non-interest earning assets in the consolidated balance sheets.

Average interest-bearing deposits increased $2.0 million when comparing the first quarter, 2005 with the fourth quarter, 2004.  Certificate of deposit accounts increased $5.9 million, while regular savings decreased $3.7 million when comparing the same periods.  The increase in deposits was largely offset by a $1.6 million decrease in average long-term debt, reflecting the maturation of a $2.0 Federal Home Loan Bank note during December, 2004.

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	At	At
	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Regulatory Capital:
Shareholders' equity	$51,843	52,296
Goodwill and other intangibles	(1,792)	(1,939)
Net unrealized securities losses (gains)	255	(526)
Tier 1 risk-based capital	50,306	49,831

Eligible allowance for loan losses	2,150	2,150
Total risk-based capital	$52,456	51,981

Capital ratios:
Total risk-based	15.56%	15.49%
Tier 1 risk-based	14.92%	14.85%
Leverage	9.70%	9.58%

Minimum Requited Capital Ratios:
Total risk-based	8.00%	8.00%
Tier 1 risk-based	4.00%	4.00%
Tier 1 leverage	3.00%	3.00%

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold and securities available for sale.  At March 31, 2005, LCNB liquid assets amounted to $152.3 million or 29.1% of total gross assets, a slight decrease from $156.6 million or 30.0% at December 31, 2004.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 84.9% of total deposits at March 31, 2005 were “core” deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

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

LCNB Corp. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2005 IRSA indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in IRSA	% Change in IRSA
Up 300	$20,135	1,592	8.59%
Up 200	19,628	1,085	5.85%
Up 100	19,111	568	3.06%
Base	18,543	-	-%
Down 100	17,886	(657)	-3.54%
Down 200	17,302	(1,241)	-6.69%
Down 300	16,827	(1,716)	-9.25%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at March 31, 2005 is shown below.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$76,561	(3,391)	-4.24%
Up 200	78,867	(1,085)	-1.36%
Up 100	80,417	465	0.58%
Base	79,952	-	-%
Down 100	76,989	(2,963)	-3.71%
Down 200	72,005	(7,947)	-9.94%
Down300	65,533	(14,419)	-18.03%

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

LCNB Corp. and Subsidiaries

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of March 31, 2005, LCNB's disclosure controls and procedures were adequate.

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

Under the "Market Repurchase Program" LCNB will purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  Through March 31, 2005, 65,581 shares had been purchased under this program.  The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the three months ended March 31, 2005:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs

January	-	$-	-	37,469
February	3,050	38.00	3,050	34,419
March	-	-	-	34,419
Total	3,050	$38.00	3,050	34,419

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 160,144 shares have been purchased since the inception of this program.  No shares were purchased during the first quarter, 2005.

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders  - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits

	Exhibit No.	Title
	3(i)	Articles of Incorporation

	3(ii)	Regulations

	15	Letter regarding unaudited interim financial information.

	31.1	Certification of Chief Executive Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer
under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 2, 2005

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

May 2, 2005

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer