Form 10-Q
period 2005-06-30
LCNB CORP
filed 2005-08-01
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   X  No

The number of shares outstanding of the issuer's common stock, without par value, as of July 29, 2005 was 3,305,508 shares.

LCNB Corp.

INDEX

Page No.

Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets -

June 30, 2005, and December 31, 2004

1

Consolidated Statements of Income -

Three and Six Months Ended June 30, 2005 and 2004

2

Consolidated Statements of Comprehensive Income -

Three and Six Months Ended June 30, 2005 and 2004

3

Consolidated Statements of Stockholders' Equity -

Six Months Ended June 30, 2005 and 2004

4

Consolidated Statements of Cash Flows -

Six Months Ended June 30, 2005 and 2004

5

Notes to Consolidated Financial Statements

6-12

Independent Accountants' Review Report

13

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations

14-27

Item 3.  Quantitative and Qualitative Disclosures about

Market Risks

28

Item 4  Controls and Procedures

29

Part II - Other Information

Item 1  Legal Proceedings

30

Item 2  Changes in Securities and Use of Proceeds

30-31

Item 3  Defaults by the Company on its Senior Securities

31

Item 4  Submission of Matters to a Vote of Security Holders

31-32

Item 5  Other Information

32

Item 6  Exhibits

32

Signatures

33

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS:
Cash and due from banks	$16,884	10,715
Federal funds sold and interest bearing demand deposits	5,776	32,400
Total cash and cash equivalents	22,660	43,115

Securities available for sale, at market value	141,056	113,437
Federal Reserve Bank stock and Federal Home
Loan Bank stock, at cost	3,115	3,058
Loans, net	346,328	334,440
Premises and equipment, net	12,829	12,233
Intangibles, net	1,876	2,173
Other assets	15,236	13,795
TOTAL ASSETS	$543,100	522,251

LIABILITIES:
Deposits –
Noninterest-bearing	$77,469	73,417
Interest-bearing	408,061	390,483
Total deposits	485,530	463,900
Long-term debt	2,105	2,137
Accrued interest and other liabilities	3,499	3,918
TOTAL LIABILITIES	491,134	469,955

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value, authorized 1,000,000 shares at
June 30, 2005, none outstanding	-	-
Common stock - no par value, authorized 8,000,000 and 4,000,000 shares at June 30, 2005 and December 31, 2004, respectively,
issued and outstanding 3,551,884 shares	10,560	10,560
Surplus	10,557	10,553
Retained earnings	37,910	36,735
Treasury shares at cost, 246,376 and 223,585 shares at June 30,
2005 and December 31, 2004, respectively	(6,940)	(6,078)
Accumulated other comprehensive income (loss), net of taxes	(121)	526
TOTAL SHAREHOLDERS’ EQUITY	51,966	52,296

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$543,100	522,251

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$5,479	5,003	10,814	10,063
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	49	43	76	66
Interest on investment securities –
Taxable	646	723	1,259	1,470
Non-taxable	495	479	989	973
Other short-term investments	168	32	247	66
TOTAL INTEREST INCOME	6,837	6,280	13,385	12,638

INTEREST EXPENSE:
Interest on deposits	2,176	1,695	4,118	3,503
Interest on borrowings	33	53	66	107
TOTAL INTEREST EXPENSE	2,209	1,748	4,184	3,610
NET INTEREST INCOME	4,628	4,532	9,201	9,028
PROVISION FOR LOAN LOSSES	118	210	216	300

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,510	4,322	8,985	8,728

NON-INTEREST INCOME:
Trust income	410	350	724	715
Service charges and fees	1,014	971	1,940	1,870
Net gain on sales of securities	-	-	-	127
Insurance agency income	409	402	720	728
Earnings from bank-owned life insurance	116	-	234	-
Gains from sales of mortgage loans	36	21	47	42
Gain from sale of credit card portfolio	-	-	-	403
Other operating income	40	32	75	69
TOTAL NON-INTEREST INCOME	2,025	1,776	3,740	3,954

NON-INTEREST EXPENSE:
Salaries and wages	1,877	1,735	3,706	3,507
Pension and other employee benefits	479	430	981	962
Equipment expenses	261	265	533	513
Occupancy expense – net	292	301	642	597
State franchise tax	150	147	302	284
Marketing	123	73	243	208
Intangible amortization	147	149	293	301
Other non-interest expense	954	897	1,908	1,905
TOTAL NON-INTEREST EXPENSE	4,283	3,997	8,608	8,277
INCOME BEFORE INCOME TAXES	2,252	2,101	4,117	4,405
PROVISION FOR INCOME TAXES	560	545	1,019	1,187
NET INCOME	$1,692	1,556	3,098	3,218

Dividends declared per common share	$0.29	0.28	0.58	0.555

Earnings per common share:
Basic	$0.51	0.46	0.93	0.96
Diluted	0.51	0.46	0.93	0.96

Average shares outstanding:
Basic	3,312,498	3,362,446	3,319,482	3,367,990
Diluted	3,313,803	3,363,578	3,320,823	3,369,022

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net Income	$1,692	1,556	3,098	3,218

Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities (net of taxes of $69 and $1,220 for the three months ended June 30, 2005 and 2004, respectively, and net of taxes of $333 and $956 for the six months ended June 30, 2005 and 2004, respectively)	134	(2,366)	(647)	(1,854)

Reclassification adjustment for net realized gain on sale of available for sale securities included in net income (net of taxes of $43 for the six months ended June 30, 2004)	-	-	-	(85)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,826	(810)	2,451	1,279

The accompanying notes to the consolidated financial statements are an integral part of these statements.

	LCNB CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
		(In thousands)
		(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Surplus	Earnings	Shares	Income	Equity
Balance January 1, 2005	$10,560	10,553	36,735	(6,078)	526	52,296

Net income			3,098			3,098

Change in estimated fair value of securities
available for sale, net of tax					(647)	(647)

Compensation expense relating to stock options		4				4

Treasury shares purchased				(862)		(862)

Cash dividends declared, $0.58 per share			(1,923)			(1,923)
Balance June 30, 2005	$10,560	10,557	37,910	(6,940)	(121)	51,966

Balance January 1, 2004	$10,560	10,553	33,872	(4,356)	1,819	52,448

Net income			3,218			3,218

Change in estimated fair value of
securities available for sale,
net of tax and reclassification
Adjustment					(1,939)	(1,939)

Treasury shares purchased				(925)		(925)

Cash dividends declared, $0.555 per share			(1,869)			(1,869)
Balance June 30, 2004	$10,560	10,553	35,221	(5,281)	(120)	50,933

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,098	3,218
Adjustments to reconcile net income to net cash flows
from operating activities –
Depreciation, amortization and accretion	1,317	1,558
Provision for loan losses	216	300
Federal Home Loan Bank stock dividends	(57)	(46)
Earnings on bank-owned life insurance	(234)	-
Realized gains on sales of securities available for sale	-	(127)
Realized gain on sale of credit card portfolio	-	(403)
Origination of mortgage loans for sale	(2,796)	(1,665)
Realized gains from sales of mortgage loans	(47)	(42)
Proceeds from sales of mortgage loans	2,812	1,689
Compensation expense related to stock options	4	-
(Increase) decrease in income receivable	(333)	311
(Increase) decrease in other assets	(387)	293
Increase (decrease) in other liabilities	196	(184)
TOTAL ADJUSTMENTS	691	1,684
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,789	4,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	11,510
Proceeds from maturities of securities available for sale	17,695	22,468
Purchases of securities available for sale	(46,638)	(26,709)
Proceeds from sale of credit card portfolio	-	2,963
Net decrease (increase) in loans	(12,224)	(13,513)
Purchases of premises and equipment	(1,359)	(972)
Proceeds from sales of premises and equipment	9	2
NET CASH FLOWS FROM INVESTING ACTIVITIES	(42,517)	(4,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	21,630	(18,280)
Net change in short-term borrowings	(540)	242
Principal payments on long-term debt	(32)	(30)
Cash dividends paid	(1,923)	(1,869)
Purchases of treasury shares	(862)	(925)
NET CASH FLOWS FROM FINANCING ACTIVITIES	18,273	(20,862)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,455)	(20,211)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	43,115	34,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,660	14,198

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest paid	$4,179	3,720
Income taxes paid	996	1,261

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

Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2004 Form 10-K filed with the Securities and Exchange Commission.

The financial information presented on pages one through twelve of this Form 10-Q has been subject to a review by J.D. Cloud & Co., L.L.P., LCNB's independent registered public accounting firm, as described in their report contained herein.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income	$1,692	1,556	3,098	3,218

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	3,312,498	3,362,446	3,319,482	3,367,990

Add- Dilutive effect of stock options	1,305	1,132	1,341	1,032

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	3,313,803	3,363,578	3,320,823	3,369,022

Basic earnings per common share	$0.51	0.46	0.93	0.96

Diluted earnings per common share	$0.51	0.46	0.93	0.96

Note 3 -  Investment Securities

The amortized cost and estimated market value of available-for-sale investment securities at June 30, 2005 and December 31, 2004 are summarized as follows (thousands):

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury notes	$4,171	-	32	4,139
U.S. Agency notes	49,619	22	273	49,368
U.S. Agency mortgage-backed securities	25,252	64	380	24,936
Municipal securities:
Non-taxable	54,089	647	179	54,557
Taxable	8,108	20	72	8,056
	$141,239	753	936	141,056

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

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at June 30, 2005 and December 31, 2004 have not been recognized into income because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

Note 4 - Loans

Major classifications of loans at June 30, 2005 and December 31, 2004 are as follows (thousands):

	June 30,	December 31,
	2005	2004
Commercial and industrial	$34,607	32,931
Commercial, secured by real estate	114,886	107,138
Residential real estate	162,192	159,286
Consumer, excluding credit card	34,439	34,672
Agricultural	1,437	1,653
Other loans	299	167
Lease financing	64	253
	347,924	336,100
Deferred net origination costs	558	490
	348,482	336,590
Less allowance for loan losses	2,154	2,150
Loans – net	$346,328	334,440

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 - Loans (continued)

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at June 30, 2005 and December 31, 2004 were $46,087,000 and $46,345,000, respectively.  Loans sold to the FHLMC during the three and six months ended June 30, 2005 totaled $2,068,000 and $2,796,000, respectively, and $1,086,000 and $1,665,000 during the three and six months ended June 30, 2004, respectively.

Changes in the allowance for loan losses for the six months ended June 30, 2005 and 2004 were as follows (thousands):

	Six Months Ended
	June 30,
	2005	2004
Balance - beginning of year	$2,150	2,150
Provision for loan losses	216	300
Charge-offs	(403)	(358)
Recoveries	191	58
Balance - end of period	$2,154	2,150

Charge-offs for the six months ended June 30, 2005 consisted primarily of consumer loans and checking and NOW account overdrafts.  Charge-offs for the six months ended June 30, 2004 included a $107,000 partial charge-off for a commercial loan.  The balance of charge-offs for the 2004 period was primarily for consumer loans.  LCNB charges off checking and NOW account overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.  Prior to 2005, overdrafts considered uncollectible were netted against service charges and fees in non-interest income.

Non-accrual, past-due, and restructured loans as of June 30, 2005 and December 31, 2004 were as follows (thousands):

	June 30,	December 31,
	2005	2004
Non-accrual loans	$64	-
Past-due 90 days or more and still accruing	16	165
Restructured loans	1,717	1,817
Total	$1,797	1,982

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 - Loans (continued)

Non-accrual loans at June 30, 2005 consist of one residential real estate mortgage loan.  Loans past-due 90 days or more and still accruing interest at June 30, 2005 consisted of consumer loans.  Consumer loans totaling $104,000 and residential mortgage loans totaling $61,000 comprised the loans classified as past-due 90 days or more and still accruing at December 31, 2004.  The restructured loan at both dates is a commercial loan secured by a combination of mortgages and other collateral.

Note 5 – Other Borrowings

At June 30, 2005 and December 31, 2004, accrued interest and other liabilities included U.S. Treasury demand note borrowings of approximately $729,000 and $1,269,000, respectively.

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2005 and December 31, 2004 were as follows (thousands):

	June 30,	December 31,
	2005	2004
Commitments to extend credit	$68,679	68,235
Standby letters of credit	6,063	6,186

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At June 30, 2005 and December 31, 2004, outstanding guarantees of $1,860,000 and $1,983,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a  participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at June 30, 2005 and December 31, 2004 was approximately $4.2 million.  The letter of credit will expire on July 15, 2009.  It is secured by an assignment of rents and the underlying real property.

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

At June 30, 2005, LCNB is committed under various contracts to expend approximately $80,000 to complete certain building and office renovation projects and computer upgrades.

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

Note 7 - Stock Options

LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 100,000 shares.  Stock options for 4,054 shares with an exercise price of $35.315 were granted to key executive officers of LCNB during the first quarter, 2004.  No stock options were granted during the first or second quarters, 2005.  At June 30, 2005, 9,582 stock options with a weighted average exercise price of $30.05 were outstanding.  The options expire in 2013 and 2014.  No options have been exercised as of June 30, 2005.

Effective January 1, 2005, LCNB adopted the fair value method of accounting for stock options as described in Statement of  Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (revised)”).  SFAS No. 123 (revised) generally requires an entity to recognize expense for the grant-date fair value of share-based compensation, where the original SFAS No. 123, Accounting for Stock-Based Compensation, encouraged but did not require an entity to recognize expense for such transactions.  The estimated cost of share-based compensation is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period or five years.  Compensation expense recognized in the consolidated statements of income for all stock options granted prior to January 1, 2005 is determined using the modified prospective approach as allowed by SFAS No. 123 (revised).  Total expense related to options included in salaries and wages in the consolidated statements of income for the three and six months ended June 30, 2005 were $2,000 and $4,000, respectively.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 7 - Stock Options (continued)

Prior to January 1, 2005, LCNB accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations.  Under APB No. 25, no stock-based employee compensation cost was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  If LCNB had applied the fair value recognition provisions of SFAS 123 (revised) for the three and six months ended June 30, 2004, the pro-forma effect  on net income and basic and diluted earnings per share would not have been material.

Note 8 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three and six months ended June 30, 2005 and 2004, are summarized as follows (thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Service cost	$156,260	163,251	311,571	326,140
Interest cost	74,017	62,917	147,404	125,134
Expected return on plan assets	(80,809)	(78,609)	(160,530)	(159,182)
Amortization on net (gain) loss	491	17,830	979	35,462
Net periodic pension cost	149,959	165,389	299,424	327,554

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $650,000 to its pension plan in 2005.  As of June 30, 2005, no contributions have been made.

Note 9 – Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May, 2005.  It primarily applies to voluntary changes in accounting principles, but it also includes changes in accounting estimates and corrections of errors in previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of June 30, 2005, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2005 and 2004, and the related consolidated statements of shareholders’ equity and cash flows for each of the six-month periods ended June 30, 2005 and 2004.  These financial statements are the responsibility of the Company's management.

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

July 26, 2005

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

Results of Operations

LCNB earned $1,692,000 or $0.51 per share for the three months ended June 30, 2005, compared to $1,556,000 or $0.46 per share for the three months ended June 30, 2004.  The return on average assets (ROAA) for the second quarter, 2005 was 1.26% and the return on average equity (ROAE) was 13.01%, compared with an ROAA of 1.24% and an ROAE of 11.89% for the second quarter of 2004.  The increase in net income for the second quarter, 2005 is primarily attributable to increased net interest income, a decreased provision for loan losses, and increased non-interest income.  These items were partially offset by an increase in non-interest expense.

LCNB earned $3,098,000 or $0.93 per share during the first six months of 2005 compared to $3,218,000 or $0.96 per share for the first six months of 2004.  Earnings for the first half of 2004 included $350,000 in after-tax gains, or $530,000 on a before-tax basis, from first quarter sales of investment securities totaling $11.4 million and credit card receivables totaling approximately $2.5 million.  No investment securities were sold during the first six months of 2005.  The ROAA and ROAE for the first six months of 2005 were 1.18% and 11.92%, respectively.  The comparable ratios for the first six months of 2004 were 1.28% and 12.25%, respectively.  Net interest income for the first half of 2005 was greater than that of the comparable period in 2004, as was non-interest income (excluding the effects of the 2004 gains from sales of investment securities and credit card receivables from the comparison).  These increases in income were partially offset by an increase in non-interest expense.

Net Interest Income

Three Months Ended June 30, 2005 vs. 2004.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2005 and 2004, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Three Months Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$344,787	$5,479	6.37%	$321,502	$5,004	6.24%
Federal funds sold and interest-bearing demand deposits	21,905	168	3.08%	13,225	32	0.97%
Federal Reserve Bank stock	647	19	11.78%	647	19	11.78%
Federal Home Loan Bank stock	2,438	30	4.94%	2,338	24	4.12%
Investment securities:
Taxable	74,346	646	3.49%	84,816	723	3.42%
Non-taxable (2)	53,014	750	5.67%	51,773	726	5.62%
Total earnings assets	497,137	7,092	5.72%	474,301	6,528	5.52%
Non-earning assets	44,306			33,006
Allowance for loan losses	(2,154)			(2,164)
Total assets	$539,289			$505,143

Interest-bearing deposits	$405,538	2,176	2.15%	$372,130	1,695	1.83%
Short-term debt	648	4	2.48%	573	1	0.70%
Long-term debt	2,113	29	5.50%	4,175	52	5.00%
Total interest-bearing liabilities	408,299	2,209	2.17%	376,878	1,748	1.86%
Demand deposits	76,455			72,933
Other liabilities	2,369			2,708
Capital	52,166			52,624
Total liabilities and capital	$539,289			$505,143

	Three Months Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Net interest rate spread (3)			3.55%			3.66%

Net interest income and net interest margin on
a taxable-equivalent basis (4)		$4,883	3.94%		$4,780	4.04%

Ratio of interest-earning assets to interest-
bearing liabilities	121.76%			125.85%

(1)

Includes nonaccrual loans, if any.  Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2005 as compared to the comparable period in 2004.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30,
	2005 vs. 2004
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$368	107	475
Federal funds sold and interest-bearing demand deposits	32	104	136
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	1	5	6
Investment securities
Taxable	(91)	14	(77)
Nontaxable	18	6	24
Total interest income	328	236	564

Interest-bearing Liabilities:
Deposits	161	320	481
Short-term borrowings	-	3	3
Long-term debt	(28)	5	(23)
Total interest expense	133	328	461
Net interest income	$195	(92)	103

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2005 totaled $4,883,000, an increase of $103,000 from the comparable period in 2004.  Total interest income increased $564,000 and was partially offset by an increase in total interest expense of $461,000.

The increase in total interest income was primarily due to a $22.8 million increase in average interest earning assets, from $474.3 million for the three months ended June 30, 2004 to $497.1 million for the same period in 2005.  Most of the increase in interest earning assets was from loan growth, which increased by $23.3 million on an average basis.  In addition, federal funds sold and interest-bearing demand deposits increased $8.7 million on an average basis.  These increases were partially offset by a $9.2 million decrease in average investment securities.  A secondary factor for the increase in total interest income was a 20 basis point (one basis point equals 0.01%) increase in the average rate earned on earning assets, from 5.52% for the second quarter of 2004 to 5.72% for the second quarter of 2005.

The increase in total interest expense was primarily due to a 31 basis point increase in the average rate paid and secondarily due to a $31.4 million increase in average interest-bearing liabilities.  Average interest-bearing deposits increased $33.4 million, while average long-term debt decreased $2.1 million.  The decrease in long-term debt was due to the maturity of a $2.0 million Federal Home Loan Bank advance in December, 2004.

The net interest margin narrowed 10 basis points in the second quarter, 2005 compared to the second quarter, 2004. The tighter margin reflects highly competitive market pricing conditions for deposits.  The average rate paid for deposits during the second quarter, 2005 was 32 basis points greater than the average rate paid during the second quarter, 2004.  Comparing the same periods, the average yield earned on interest earning assets increased by only 20 basis points.   Net interest income for the second quarter, 2005 was greater than the comparable period in 2004 primarily due to the loan growth discussed above.

Six Months Ended June 30, 2005 vs. 2004.

The following table presents, for the six months ended June 30, 2005 and 2004, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Six Months Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$341,660	$10,814	6.38%	$319,796	$10,066	6.33%
Federal funds sold and interest-bearing demand deposits	18,367	247	2.71%	13,715	66	0.97%
Federal Reserve Bank stock	647	19	5.92%	647	19	5.91%
Federal Home Loan Bank stock	2,425	57	4.74%	2,326	47	4.06%
Investment securities:
Taxable	72,799	1,259	3.49%	86,432	1,470	3.42%
Non-taxable (2)	52,703	1,498	5.73%	52,724	1,474	5.62%
Total earnings assets	488,601	13,894	5.73%	475,640	13,142	5.56%
Non-earning assets	43,779			33,251
Allowance for loan losses	(2,156)			(2,159)
Total assets	$530,224			$506,732

Interest-bearing deposits	$397,168	4,118	2.09%	$375,109	3,503	1.88%
Short-term debt	572	7	2.47%	501	2	0.80%
Long-term debt	2,121	59	5.61%	4,182	105	5.05%
Total interest-bearing liabilities	399,861	4,184	2.11%	379,792	3,610	1.91%
Demand deposits	75,571			71,270
Other liabilities	2,388			2,840
Capital	52,404			52,830
Total liabilities and capital	$530,224			$506,732

	Six Months Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Net interest rate spread (3)			3.62%			3.64%

Net interest income and net interest margin on
a taxable-equivalent basis (4)		$9,710	4.01%		$9,532	4.03%

Ratio of interest-earning assets to interest-
bearing liabilities	122.19%			125.24%

(1)

Includes nonaccrual loans, if any.  Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2005 as compared to the comparable period in 2004.

	Six Months Ended
	June 30,
	2005 vs. 2004
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$692	56	748
Federal funds sold and interest-bearing demand deposits	29	152	181
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	2	8	10
Investment securities
Taxable	(235)	24	(211)
Nontaxable	(1)	25	24
Total interest income	487	265	752

Interest-bearing Liabilities:
Deposits	214	401	615
Short-term borrowings	-	5	5
Long-term debt	(56)	10	(46)
Total interest expense	158	416	574
Net interest income	$329	(151)	178

Net interest income on a fully tax-equivalent basis for the first half of 2005 totaled $9,710,000, an increase of $178,000 from the first half of 2004.  Total interest income increased $752,000 and was partially offset by an increase in total interest expense of $574,000.

The increase in total interest income was primarily due to a $13.0 million increase in average total earning assets and secondarily to a 17 basis point increase in the average rate earned on earning assets, from 5.56% for the first half of 2004 to 5.73% for the first half of 2005.  Most of the increase in average earning assets was due to a $21.9 million increase in average loans.  Federal funds sold and interest-bearing demand deposits also grew by $4.7 million on an average basis.  These increases were partially offset by a $13.7 million decrease in average investment securities.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest expense was primarily due to a 20 basis point increase in the average rate paid, and secondarily to a $20.1 million increase in average interest-bearing liabilities.  Average interest-bearing deposits increased $22.1 million and average long-term debt decreased $2.1 million.  As discussed in the previous section, the decrease in long-term debt was due to the maturity of a $2.0 million Federal Home Loan Bank advance in December, 2004.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  The total loan loss provision and the other changes in the allowance for loan losses are shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)

Balance, beginning of period	$2,150	2,150	2,150	2,150

Charge-offs	(207)	(251)	(403)	(358)
Recoveries	93	41	191	58
Net charge-offs	(114)	(210)	(212)	(300)

Provision for loan losses	118	210	216	300
Balance, end of period	$2,154	2,150	2,154	2,150

Charge-offs for the six months ended June 30, 2005 consisted primarily of consumer loans and checking and NOW account overdrafts.  Charge-offs for the three and six months ended June 30, 2004 included a $107,000 partial charge-off for a commercial loan.  The balance of charge-offs for the 2004 period was primarily for consumer loans.  LCNB charges off checking and NOW account overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.  Prior to 2005, overdrafts considered uncollectible were netted against service charges and fees in non-interest income.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

	June 30,	December 31,
	2005	2004
	(In thousands)
Loan accounted for on non-accrual basis	$64	-
Accruing loans which are past due 90 days or more	16	165
Restructured loans	1,717	1,817
Total	$1,797	1,982

Non-accrual loans at June 30, 2005 consisted of one residential real estate mortgage loan.  Loans that were past-due 90 days or more and were still accruing at June 30, 2005 consisted of consumer loans.  Loans classified as past-due 90 days or more and still accruing at December 31, 2004 consisted of consumer loans totaling $104,000 and residential mortgage loans totaling $61,000.  The restructured loan at both dates is a commercial loan secured by a combination of mortgages and other collateral.

Non -Interest Income

Three Months Ended June 30, 2005 vs. 2004.

Total non-interest income for the second quarter of 2005 was $249,000, or 14.0%, greater than the second quarter of 2004 primarily due to earnings from bank-owned life insurance, increased service charges and fees, and increased trust income.  LCNB did not hold bank-owned life insurance during the first half of 2004.  Service charges and fees increased primarily due to an increase in check card income and an increase in the number of non-sufficient fund charges.    Check card income grew because a greater number of cards were outstanding and because of the increasing popularity of check cards as a retail payment method.  The increase in trust income was due to brokerage fees, which increased primarily due to new business.  Brokerage accounts at June 30, 2005 totaled $30.9 million, a 75.2% increase from $17.7 million at June 30, 2004.  Brokerage accounts are offered through a partnership with UVEST Investment Services, Inc.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Six Months Ended June 30, 2005 vs. 2004.

Total non-interest income for the first six months of 2005 was $316,000, or 9.2%, more than that of the comparable period in 2004, excluding the investment security and credit card gains of $530,000 recognized during the first quarter, 2004.  The increase was primarily due to earnings from bank-owned life insurance and increased service charges and fees.  Service charges and fees increased due to substantially the same reasons mentioned above.  Despite the increase in trust income for the second quarter, 2005, the first half of 2005 does not show a similar increase because of the absence of certain non-recurring executor and account termination fees recognized during the first quarter, 2004.

Non-Interest Expense

Three Months Ended June 30, 2005 vs. 2004.

Total non-interest expense increased $286,000, or 7.2%, during the second quarter, 2005 compared to the second quarter, 2004, primarily due to increases in salaries and wages, pension and other employee benefits, and marketing expenses.  Salaries and wages increased $142,000, or 8.2%, primarily due to routine salary and wage increases and to additional staffing required by the respective openings of the Fairfield Office during the fourth quarter, 2004 and the Lebanon High School Warrior Office during the first quarter, 2005.  Pension and other employee benefits increased primarily due to increased pension and health insurance expenses.

Six Months Ended June 30, 2005 vs. 2004.

Total non-interest expense increased $331,000, or 4.0%, during the first half, 2005 compared to the first half of 2004 primarily due to increases in salaries and wages and pension and other employee benefits, for substantially the same reasons discussed above.  Also contributing on a smaller scale were increases in equipment, occupancy, marketing, and state franchise tax expenses.  Equipment expenses increased due to increased phone equipment rental costs caused by additional equipment and upgrades, primarily for the Fairfield and Lebanon High School Warrior Offices, and to increased maintenance contract costs.  These increases were partially offset by a decrease in depreciation expense for furniture and equipment.  Increased expenditures for utilities, additional rent expense for the Fairfield Office and additional depreciation expense for buildings and premises contributed to the increase in occupancy expenses.  The additional depreciation expense was primarily caused by the new Loveland Office, which opened during the second quarter, 2005.

Income Taxes

LCNB’s effective tax rates for the six months ended June 30, 2005 and 2004 were 24.8% and 26.9%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and, for the 2005 period, tax-exempt earnings from bank-owned life insurance.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Financial Condition

Loans at June 30, 2005 were approximately $11.9 million greater than at December 31, 2004.  Commercial loans secured by real estate comprised $7.7 million of the increase and residential real estate mortgage loans comprised another $2.9 million of the increase.

Securities available for sale at June 30, 2005 were approximately $27.6 million greater than at December 31, 2004.  Approximately $25.6 million of the increase was in U.S. Agency notes, primarily Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.

The increase in loans and securities were financed largely by a $21.6 million increase in total deposits and by a $26.6 million decrease in federal funds sold and interest bearing demand deposits.  NOW and money fund investment accounts grew a combined $25.7 million while savings deposits declined by $10.3 million.  The balance of the increase was in demand deposit accounts and IRA certificates of deposit.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

	CONDENDSED QUARTERLY AVERAGE
	BALANCE SHEETS
	June 30,	March 31,	December 31,
	2005	2005	2004
	(In thousands)
ASSETS
Interest earning:
Federal funds sold and interest-bearing demand deposits	$21,905	14,790	31,674
Investment securities	130,445	126,682	122,496
Loans	344,787	338,498	336,022
Total interest-earning assets	497,137	479,970	490,192

Noninterest-earning:
Cash and due from banks	14,787	14,433	14,080
All other assets	29,519	28,800	21,264
Allowance for credit losses	(2,154)	(2,157)	(2,155)
Total assets	$539,289	521,046	523,381

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$405,538	388,706	386,722
Short-term borrowings	648	495	691
Long-term debt	2,113	2,129	3,747
Total interest-bearing liabilities	408,299	391,330	391,160

Noninterest-bearing:
Noninterest-bearing deposits	76,455	74,620	76,498
All other liabilities	2,369	2,453	3,120
Total liabilities	487,123	468,403	470,778

SHAREHOLDERS' EQUITY	52,166	52,643	52,603
Total liabilities and shareholders' equity	$539,289	521,046	523,381

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Average total interest-earning assets increased approximately $17.2 million, or 3.6%, during the second quarter, 2005 compared to the first quarter, 2005.  Federal funds sold and interest-bearing demand deposits increased $7.1 million, investment securities increased $3.8 million, and loans increased $6.3 million.  The increase in average loans was primarily due to commercial loans secured by real estate and secondarily to residential real estate mortgage loans.

Average total interest-bearing liabilities for the second quarter, 2005 were $17.0 million, or 4.3%, greater than the first quarter, 2004.  Interest-bearing deposits grew $16.8 million on an average basis.  Most of the growth was in NOW accounts, which increased $14.0 million on an average basis, primarily due to public fund deposits.  Certificate of deposit accounts increased $6.9 million and money fund investment accounts increased $1.2 million, while savings accounts decreased $5.3 million.

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	At	At
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Regulatory Capital:
Shareholders' equity	$51,966	52,296
Goodwill and other intangibles	(1,646)	(1,939)
Net unrealized securities losses (gains)	121	(526)
Tier 1 risk-based capital	50,441	49,831

Eligible allowance for loan losses	2,154	2,150
Total risk-based capital	$52,595	51,981

Capital ratios:
Total risk-based	14.97%	15.49%
Tier 1 risk-based	14.36%	14.85%
Leverage	9.39%	9.58%

Minimum Required Capital Ratios:
Total risk-based	8.00%	8.00%
Tier 1 risk-based	4.00%	4.00%
Tier 1 leverage	3.00%	3.00%

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold and securities available for sale.  At June 30, 2005, LCNB liquid assets amounted to $163.7 million or 30.1% of total gross assets, a slight increase from $156.6 million or 30.0% at December 31, 2004.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s trade area.  Approximately 84.6% of total deposits at June 30, 2005 were “core” deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May, 2005.  It primarily applies to voluntary changes in accounting principles, but it also includes changes in accounting estimates and corrections of errors in previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

LCNB Corp. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2005 IRSA indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$19,975	1,200	6.39%
Up 200	19,597	822	4.38%
Up 100	19,209	434	2.31%
Base	18,775	-	-%
Down 100	18,262	(513)	-2.73%
Down 200	17,716	(1,059)	-5.64%
Down 300	17,396	(1,379)	-7.35%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at June 30, 2005 is shown below.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$80,063	(4,028)	-4.79%
Up 200	82,606	(1,485)	-1.77%
Up 100	84,346	255	0.30%
Base	84,091	-	-%
Down 100	81,444	(2,647)	-3.15%
Down 200	77,633	(6,458)	-7.68%
Down 300	72,984	(11,107)	-13.21%

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

LCNB Corp. and Subsidiaries

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of June 30, 2005, LCNB's disclosure controls and procedures were effective.

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

Under the "Market Repurchase Program" LCNB will purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  Through June 30, 2005, 76,122 shares had been purchased under this program.  The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the three months ended June 30, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	-	-	-	34,419
May	10,541	$38.00	10,541	23,878
June	-	-	-	23,878
Total	10,541	$38.00	10,541	23,878

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 169,344 shares have been purchased under this program since its inception.  The following table shows information relating to private sale repurchases during the three months ended June 30, 2005:

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 2. Changes in Securities and Use of Proceeds (continued)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	-	-	-	Not applicable
May	9,200	$37.50	9,200
June	-	-	-
Total	9,200	$37.50	9,200

 Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the shareholders of LCNB Corp. was held on April 12, 2005.

The following four items were voted on by the shareholders of LCNB:

1.

Amending Article Four of the Articles of Incorporation to authorize an additional 4,000,000 shares of common stock for a total of 8,000,000 authorized shares of common stock,

2.

Amending Article Four of the Articles of Incorporation to authorize 1,000,000 shares of preferred stock,

3.

Fixing the size of the Board of Directors at ten members, and

4.

Electing four Class III directors to serve until the 2008 Annual Meeting.

The first three items were passed by the votes indicated:

Issue	For	Withheld
Authorize additional shares of common stock	2,813,846	45,252
Authorize shares of preferred stock	2,471,235	100,345
Fix size of Board of Directors at 10 members	2,845,778	13,323

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 4. Submission of Matters to a Vote of Security Holders (continued)

The following members of the Board of Directors of LCNB Corp. were elected as Class III directors by the votes indicated:

Director	For	Withheld
Rick L. Blossom	2,834,758	24,340
Steve P. Foster	2,810,866	47,809
William H. Kaufman	2,811,640	47,458
George L. Leasure	2,835,358	23,740

The following Class II and I members of the Board of Directors have terms expiring in

2007 and 2006, respectively:

   Class II:   Joseph W. Schwarz, Kathleen Porter Stolle, and Marvin E. Young,

Class I:    David S. Beckett, Robert C. Cropper, and Stephen P. Wilson

Item 5. Other Information - Not Applicable

Item 6. Exhibits

Exhibit No.	Title
3(i)	Articles of Incorporation – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(i).

3(ii)	Regulations – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

32	Certification of Chief Financial Officer and Chief Financial Officer
under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 1, 2005

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

August 1, 2005

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer