Form 10-Q
period 2005-09-30
LCNB CORP
filed 2005-10-31
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   X  No

The number of shares outstanding of the issuer's common stock, without par value, as of October 28, 2005 was 3,282,208 shares.

LCNB Corp.

INDEX

Page No.

Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets -

September 30, 2005, and December 31, 2004

1

Consolidated Statements of Income -

Three and Nine Months Ended September 30, 2005 and 2004

2

Consolidated Statements of Comprehensive Income -

Three and Nine Months Ended September 30, 2005 and 2004

3

Consolidated Statements of Stockholders' Equity -

Nine Months Ended September 30, 2005 and 2004

4

Consolidated Statements of Cash Flows -

Nine Months Ended September 30, 2005 and 2004

5

Notes to Consolidated Financial Statements

6-13

Independent Accountants' Review Report

14

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations

15-28

Item 3.  Quantitative and Qualitative Disclosures about

Market Risks

29

Item 4  Controls and Procedures

30

Part II - Other Information

Item 1  Legal Proceedings

31

Item 2  Changes in Securities and Use of Proceeds

31-32

Item 3  Defaults by the Company on its Senior Securities

32

Item 4  Submission of Matters to a Vote of Security Holders

32

Item 5  Other Information

32

Item 6  Exhibits

32

Signatures

33

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS:
Cash and due from banks	$14,267	10,715
Federal funds sold and interest bearing demand deposits	7,675	32,400
Total cash and cash equivalents	21,942	43,115

Securities available for sale, at market value	133,712	113,437
Federal Reserve Bank stock and Federal Home
Loan Bank stock, at cost	3,145	3,058
Loans, net	351,718	334,440
Premises and equipment, net	12,688	12,233
Intangibles, net	1,741	2,173
Other assets	14,600	13,795
TOTAL ASSETS	$539,546	522,251

LIABILITIES:
Deposits –
Noninterest-bearing	$81,783	73,417
Interest-bearing	399,205	390,483
Total deposits	480,988	463,900
Short-term borrowings	1,701	1,269
Long-term debt	2,089	2,137
Accrued interest and other liabilities	2,580	2,649
TOTAL LIABILITIES	487,358	469,955

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value, authorized 1,000,000 shares at
September 30, 2005, none outstanding	-	-
Common stock - no par value, authorized 8,000,000 and 4,000,000 shares at September 30, 2005 and December 31, 2004,
respectively, issued and outstanding 3,551,884 shares	10,560	10,560
Surplus	10,559	10,553
Retained earnings	38,777	36,735
Treasury shares at cost, 261,176 and 223,585 shares at September
30, 2005 and December 31, 2004, respectively	(7,497)	(6,078)
Accumulated other comprehensive income (loss)	(211)	526
TOTAL SHAREHOLDERS’ EQUITY	52,188	52,296

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$539,546	522,251

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$5,632	5,187	16,446	15,250
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	30	25	106	91
Interest on investment securities –
Taxable	733	734	1,992	2,204
Non-taxable	542	484	1,531	1,457
Other short-term investments	40	28	287	94
TOTAL INTEREST INCOME	6,977	6,458	20,362	19,096

INTEREST EXPENSE:
Interest on deposits	2,269	1,771	6,387	5,274
Interest on borrowings	64	55	130	162
TOTAL INTEREST EXPENSE	2,333	1,826	6,517	5,436
NET INTEREST INCOME	4,644	4,632	13,845	13,660
PROVISION FOR LOAN LOSSES	46	130	262	430

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,598	4,502	13,583	13,230

NON-INTEREST INCOME:
Trust income	507	365	1,231	1,080
Service charges and fees	1,056	980	2,996	2,850
Net gain (loss) on sales of securities	(8)	9	(8)	136
Insurance agency income	344	333	1,064	1,061
Earnings from bank-owned life insurance	132	-	366	-
Gains from sales of mortgage loans	48	5	95	47
Gain from sale of credit card portfolio	-	-	-	403
Other operating income	126	30	201	99
TOTAL NON-INTEREST INCOME	2,205	1,722	5,945	5,676

NON-INTEREST EXPENSE:
Salaries and wages	1,893	1,732	5,599	5,239
Pension and other employee benefits	498	454	1,479	1,416
Equipment expenses	268	256	801	769
Occupancy expense – net	317	303	959	900
State franchise tax	151	143	453	427
Marketing	70	112	313	320
Intangible amortization	149	149	442	450
Other non-interest expense	1,016	903	2,924	2,808
TOTAL NON-INTEREST EXPENSE	4,362	4,052	12,970	12,329
INCOME BEFORE INCOME TAXES	2,441	2,172	6,558	6,577
PROVISION FOR INCOME TAXES	620	590	1,639	1,777
NET INCOME	$1,821	1,582	4,919	4,800

Dividends declared per common share	$0.29	0.28	0.87	0.835

Earnings per common share:
Basic	$0.55	0.47	1.49	1.43
Diluted	0.55	0.47	1.48	1.43

Average shares outstanding:
Basic	3,297,848	3,339,521	3,311,763	3,358,429
Diluted	3,299,129	3,340,774	3,313,083	3,359,530

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Income	$1,821	1,582	4,919	4,800

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $49 and $616 for the three months ended September 30, 2005 and 2004, respectively, and net of taxes of $382 and $340 for the nine months ended September 30, 2005 and 2004, respectively)	(95)	1,193	(742)	(661)

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $3 and $3 for the three months ended September 30, 2005 and 2004, respectively, and net of taxes of $3 and $46 for the nine months ended September 30, 2005 and 2004, respectively)	5	(5)	5	(90)

TOTAL COMPREHENSIVE INCOME	$1,731	2,770	4,182	4,049

The accompanying notes to the consolidated financial statements are an integral part of these statements.

	LCNB CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
		(In thousands)
		(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Surplus	Earnings	Shares	Income	Equity
Balance January 1, 2005	$10,560	10,553	36,735	(6,078)	526	52,296

Net income			4,919			4,919

Change in estimated fair value of securities available
for sale, net of tax and reclassification adjustment					(737)	(737)

Compensation expense relating to stock options		6				6

Treasury shares purchased				(1,419)		(1,419)

Cash dividends declared, $0.87 per share			(2,877)			(2,877)
Balance September 30, 2005	$10,560	10,559	38,777	(7,497)	(211)	52,188

Balance January 1, 2004	$10,560	10,553	33,872	(4,356)	1,819	52,448

Net income			4,800			4,800

Change in estimated fair value of securities available
for sale, net of tax and reclassification adjustment					(751)	(751)

Treasury shares purchased				(1,610)		(1,610)

Cash dividends declared, $0.835 per share			(2,801)			(2,801)
Balance September 30, 2004	$10,560	10,553	35,871	(5,966)	1,068	52,086

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,919	4,800
Adjustments to reconcile net income to net cash flows
from operating activities –
Depreciation, amortization and accretion	1,958	2,291
Provision for loan losses	262	430
Federal Home Loan Bank stock dividends	(87)	(71)
Earnings on bank-owned life insurance	(366)	-
Realized (gain) loss on sales of securities available for sale	8	(136)
Realized gain on sale of credit card portfolio	-	(403)
Realized gain on sale of other assets held for sale	(83)	-
Origination of mortgage loans for sale	(5,643)	(1,843)
Realized gains from sales of mortgage loans	(95)	(47)
Proceeds from sales of mortgage loans	5,673	1,869
Compensation expense related to stock options	6	-
(Increase) decrease in income receivable	(434)	116
(Increase) decrease in other assets	330	(416)
Increase (decrease) in other liabilities	6	(150)
TOTAL ADJUSTMENTS	1,535	1,640
NET CASH FLOWS FROM OPERATING ACTIVITIES	6,454	6,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	10,988	16,029
Proceeds from maturities of securities available for sale	28,540	30,192
Purchases of securities available for sale	(61,389)	(30,284)
Proceeds from sale of credit card portfolio	-	2,927
Net increase in loans	(17,761)	(21,705)
Additions to other assets held for sale	(3)	-
Proceeds from sale of other assets held for sale	318	-
Purchases of premises and equipment	(1,505)	(1,068)
Proceeds from sales of premises and equipment	9	2
NET CASH FLOWS FROM INVESTING ACTIVITIES	(40,803)	(3,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	17,088	(3,456)
Net change in short-term borrowings	432	(4)
Principal payments on long-term debt	(48)	(45)
Cash dividends paid	(2,877)	(2,801)
Purchases of treasury shares	(1,419)	(1,610)
NET CASH FLOWS FROM FINANCING ACTIVITIES	13,176	(7,916)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,173)	(5,383)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	43,115	34,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,942	29,026

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest	$6,543	5,512
Income taxes	1,676	1,806

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to real estate acquired through foreclosure	32	86
Transfer from premises and equipment to other assets held for sale	232	-

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

Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2004 Form 10-K filed with the Securities and Exchange Commission.

The financial information presented on pages one through thirteen of this Form 10-Q has been subject to a review by J.D. Cloud & Co., L.L.P., LCNB's independent registered public accounting firm, as described in their report contained herein.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net income	$1,821	1,582	4,919	4,800

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	3,297,848	3,339,521	3,311,763	3,358,429

Add- Dilutive effect of stock options	1,281	1,253	1,320	1,101

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	3,299,129	3,340,774	3,313,083	3,359,530

Basic earnings per common share	$0.55	0.47	1.49	1.43

Diluted earnings per common share	$0.55	0.47	1.48	1.43

Note 3 -  Investment Securities

The amortized cost and estimated market value of available-for-sale investment securities at September 30, 2005 and December 31, 2004 are summarized as follows (thousands):

	September 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury notes	$4,176	-	45	4,131
U.S. Agency notes	40,235	2	314	39,923
U.S. Agency mortgage-backed securities	23,147	24	471	22,700
Municipal securities:
Non-taxable	59,215	684	136	59,763
Taxable	7,259	12	76	7,195
	$134,032	722	1,042	133,712

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

Information concerning securities with gross unrealized losses at September 30, 2005 and December 31, 2004, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (thousands):

	September 30, 2005
	Less than Twelve Months		More than Twelve Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$4,131	45	-	-
U.S. Agency notes	20,260	63	14,046	251
U.S. Agency mortgage- backed securities	5,509	61	14,236	410
Municipal securities:
Non-taxable	14,432	71	2,524	65
Taxable	2,000	14	3,758	62
	$46,332	254	34,564	788

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 3 – Investment Securities (continued)

	December 31, 2004
	Less than Twelve Months		More than Twelve Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency notes	$11,085	87	5,095	109
U.S. Agency mortgage- backed securities	18,492	229	1,351	25
Municipal securities:
Non-taxable	5,937	64	384	10
Taxable	4,196	58	308	17
	$39,710	438	7,138	161

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at September 30, 2005 and December 31, 2004 have not been recognized into income because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

Note 4 - Loans

Major classifications of loans at September 30, 2005 and December 31, 2004 are as follows (thousands):

	September 30,	December 31,
	2005	2004
Commercial and industrial	$35,157	32,931
Commercial, secured by real estate	119,136	107,138
Residential real estate	160,887	159,286
Consumer, excluding credit card	35,424	34,672
Agricultural	2,462	1,653
Other loans	124	167
Lease financing	43	253
	353,233	336,100
Deferred net origination costs	636	490
	353,869	336,590
Less allowance for loan losses	2,151	2,150
Loans – net	$351,718	334,440

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 - Loans (continued)

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at September 30, 2005 and December 31, 2004 were $47,593,000 and $46,345,000, respectively.  Loans sold to the FHLMC during the three and nine months ended September 30, 2005 totaled $2,847,000 and $5,643,000, respectively, and $178,000 and $1,843,000 during the three and nine months ended September 30, 2004, respectively.

Changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 were as follows (thousands):

	Nine Months Ended
	September 30,
	2005	2004
Balance - beginning of year	$2,150	2,150
Provision for loan losses	262	430
Charge-offs	(557)	(530)
Recoveries	296	100
Balance - end of period	$2,151	2,150

Charge-offs for the nine months ended September 30, 2005 consisted primarily of checking and NOW account overdrafts and consumer loans.  Charge-offs for the nine months ended September 30, 2004 included a $126,000 charge-off for a commercial loan and $32,000 for residential mortgage loans.  The balance of charge-offs for the 2004 period was primarily for consumer and credit card loans.  LCNB charges off checking and NOW account overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.  Overdrafts charged off during 2005 totaled $253,000 and recoveries were $137,000.  Prior to 2005, overdrafts considered uncollectible were netted against service charges and fees in non-interest income.

Non-accrual, past-due, and restructured loans as of September 30, 2005 and December 31, 2004 were as follows (thousands):

	September 30,	December 31,
	2005	2004
Non-accrual loans	$394	-
Past-due 90 days or more and still accruing	88	165
Restructured loans	1,717	1,817
Total	$2,199	1,982

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 - Loans (continued)

Non-accrual loans at September 30, 2005 consisted of two loans.  The first loan has a balance of $330,000 and is secured by agricultural property; the remaining $64,000 is a residential real estate mortgage loan.  Loans past-due 90 days or more and still accruing interest at September 30, 2005 consisted of residential real estate mortgage loans totaling $76,000 and consumer loans totaling $12,000.  Consumer loans totaling $104,000 and residential mortgage loans totaling $61,000 comprised the loans classified as past-due 90 days or more and still accruing at December 31, 2004.  The restructured loan at both dates is a commercial loan secured by a combination of mortgages and other collateral.

Note 5 – Short-Term Borrowings

At September 30, 2005 and December 31, 2004, short-term borrowings consisted of U.S. Treasury demand note borrowings.  The interest rate on these borrowings was 3.64% and 1.87% at September 30, 2005 and December 31, 2004, respectively.

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2005 and December 31, 2004 were as follows (thousands):

	September 30,	December 31,
	2005	2004
Commitments to extend credit	$71,424	68,235
Standby letters of credit	5,912	6,186

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At September 30, 2005 and December 31, 2004, outstanding guarantees of $1,858,000 and $1,983,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at September 30, 2005 and December 31, 2004 was approximately $4.1 million and $4.2 million, respectively.  The letter of credit will expire on July 15, 2009.  It is secured by an assignment of rents and the underlying real property.

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

At September 30, 2005, LCNB is committed under various contracts to expend approximately $90,000 to complete certain building and office renovation projects and computer upgrades.

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

Note 7 - Stock Options

LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 100,000 shares.  Stock options for 4,054 shares with an exercise price of $35.315 were granted to key executive officers of LCNB during the first quarter, 2004.  No stock options were granted during the nine months ended September 30, 2005.  At September 30, 2005, 9,582 stock options with a weighted average exercise price of $30.05 were outstanding.  The options expire in 2013 and 2014.  No options have been exercised as of September 30, 2005.

Effective January 1, 2005, LCNB adopted the fair value method of accounting for stock options as described in Statement of  Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (revised)”).  SFAS No. 123 (revised) generally requires an entity to recognize expense for the grant-date fair value of share-based compensation, where the original SFAS No. 123, Accounting for Stock-Based Compensation, encouraged but did not require an entity to recognize expense for such transactions.  The estimated cost of share-based compensation is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period or five years.  Compensation expense recognized in the consolidated statements of income for all stock options granted prior to January 1, 2005 is determined using the modified prospective approach as allowed by SFAS No. 123 (revised).  Total expense related to options included in salaries and wages in the consolidated statements of income for the three and nine months ended September 30, 2005 were $2,000 and $6,000, respectively.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 7 - Stock Options (continued)

Prior to January 1, 2005, LCNB accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations.  Under APB No. 25, no stock-based employee compensation cost was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  If LCNB had applied the fair value recognition provisions of SFAS 123 (revised) for the three and nine months ended September 30, 2004, the pro-forma effect on net income and basic and diluted earnings per share would not have been material.

Note 8 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three and nine months ended September 30, 2005 and 2004, are summarized as follows (thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Service cost	$156	163	468	490
Interest cost	74	63	222	188
Expected return on plan assets	(82)	(66)	(242)	(225)
Amortization of net loss	1	18	1	53
Net periodic pension cost	149	178	449	506

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $650,000 to its pension plan in 2005.  As of September 30, 2005, no contributions have been made.

Note 10 – Recent Accounting Pronouncements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of September 30, 2005, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2005 and 2004, and the related consolidated statements of shareholders’ equity and cash flows for each of the nine-month periods ended September 30, 2005 and 2004.  These financial statements are the responsibility of the Company's management.

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

October 26, 2005

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

Results of Operations

LCNB earned $1,821,000 or $0.55 basic per share for the three months ended September 30, 2005, compared to $1,582,000 or $0.47 basic per share for the three months ended September 30, 2004.  The return on average assets (ROAA) for the third quarter, 2005 was 1.34% and the return on average equity (ROAE) was 13.78%, compared with an ROAA of 1.23% and an ROAE of 12.11% for the third quarter of 2004.  The increase in net income for the third quarter, 2005 is primarily attributable to an increase in non-interest income, partially offset by an increase in non-interest expense.

LCNB earned $4,919,000 or $1.49 basic per share during the first nine months of 2005 compared to $4,800,000 or $1.43 basic per share for the first nine months of 2004.  The ROAA and ROAE for the first nine months of 2005 were 1.23% and 12.55%, respectively.  The comparable ratios for the first nine months of 2004 were 1.26% and 12.21%, respectively.  Net interest income for the nine month period of 2005 was greater than that of the comparable period in 2004, as was non-interest income.  The provision for loan losses for the nine month period of 2005 was less than for the comparable period in 2004.  These positive factors that increased income were partially offset by an increase in non-interest expense.

Net Interest Income

Three Months Ended September 30, 2005 vs. 2004.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2005 and 2004, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Three Months Ended September 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$350,073	$5,632	6.38%	$333,352	$5,188	6.17%
Federal funds sold and interest-bearing demand deposits	4,852	40	3.27%	8,252	28	1.35%
Federal Reserve Bank stock	647	-	-%	647	-	-%
Federal Home Loan Bank stock	2,468	30	4.82%	2,361	25	4.20%
Investment securities:
Taxable	80,602	733	3.61%	83,395	734	3.49%
Non-taxable (2)	56,919	821	5.72%	51,540	733	5.64%
Total earnings assets	495,561	7,256	5.81%	479,547	6,708	5.55%
Non-earning assets	45,731			33,299
Allowance for loan losses	(2,154)			(2,160)
Total assets	$539,138			$510,686

Interest-bearing deposits	$398,953	2,269	2.26%	$376,460	1,771	1.87%
Short-term debt	3,640	35	3.81%	529	2	1.50%
Long-term debt	2,097	29	5.49%	4,160	53	5.05%
Total interest-bearing liabilities	404,690	2,333	2.29%	381,149	1,826	1.90%
Demand deposits	79,207			75,157
Other liabilities	2,821			2,549
Capital	52,420			51,831
Total liabilities and capital	$539,138			$510,686

	Three Months Ended September 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Net interest rate spread (3)			3.52%			3.65%

Net interest income and net interest margin on
a taxable-equivalent basis (4)		$4,923	3.94%		$4,882	4.04%

Ratio of interest-earning assets to interest-
bearing liabilities	122.45%			125.82%

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2005 as compared to the same period in 2004.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30,
	2005 vs. 2004
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$265	179	444
Federal funds sold and interest-bearing demand deposits	(15)	27	12
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	1	4	5
Investment securities
Taxable	(25)	24	(1)
Nontaxable	77	11	88
Total interest income	303	245	548

Interest-bearing Liabilities:
Deposits	111	387	498
Short-term debt	26	7	33
Long-term debt	(28)	4	(24)
Total interest expense	109	398	507
Net interest income	$194	(153)	41

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2005 totaled $4,923,000, an increase of $41,000 from the comparable period in 2004.  Total interest income increased $548,000 and was largely offset by an increase in total interest expense of $507,000.

The increase in total interest income was due to a $16.0 million increase in average interest earning assets, from $479.5 million for the three months ended September 30, 2004 to $495.5 million for the same period in 2005, and to a 26 basis point (one basis point equals 0.01%) increase in the average rate earned on earning assets, from 5.55% for the three months ended September 30, 2004 to 5.81% for the same period in 2005.  Most of the increase in average interest earning assets was from loan growth, which increased by $16.7 million on an average basis.  In addition, average investment securities increased $2.6 million.  These increases were partially offset by a $3.4 million decrease in average federal funds sold and interest-bearing demand deposits.

The increase in total interest expense was primarily due to a 39 basis point increase in the average rate paid and secondarily due to a $23.5 million increase in average interest-bearing liabilities.  Average interest-bearing deposits increased $22.5 million and average short-term debt increased $3.1 million, while average long-term debt decreased $2.1 million.  Average short-term debt increased due to increased usage of federal funds purchased and of an overnight borrowing arrangement with another bank.  The decrease in long-term debt was due to the maturity of a $2.0 million Federal Home Loan Bank advance in December, 2004.

The net interest margin narrowed 10 basis points in the third quarter, 2005 compared to the third quarter, 2004. The tighter margin reflects highly competitive market pricing conditions for both loans and deposits, resulting in average deposit rates increasing faster than average loan rates.  The average rate paid for deposits during the third quarter, 2005 was 39 basis points greater than the average rate paid during the third quarter, 2004.  Comparing the same periods, the average yield earned on interest earning assets increased by only 26 basis points.   Net interest income for the third quarter, 2005 was greater than the comparable period in 2004 predominately due to the loan growth offset by the deposit rate increase discussed above.

Nine Months Ended September 30, 2005 vs. 2004.

The following table presents, for the nine months ended September 30, 2005 and 2004, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Nine Months Ended September 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$344,495	$16,447	6.38%	$324,339	$15,254	6.28%
Federal funds sold and interest-bearing demand deposits	13,813	287	2.78%	11,881	94	1.06%
Federal Reserve Bank stock	647	19	3.93%	647	19	3.92%
Federal Home Loan Bank stock	2,440	87	4.77%	2,338	72	4.11%
Investment securities:
Taxable	75,428	1,992	3.53%	85,413	2,204	3.45%
Non-taxable (2)	54,124	2,320	5.73%	52,326	2,208	5.64%
Total earnings assets	490,947	21,152	5.76%	476,944	19,851	5.56%
Non-earning assets	44,417			33,286
Allowance for loan losses	(2,156)			(2,159)
Total assets	$533,208			$508,071

Interest-bearing deposits	$397,770	6,387	2.15%	$375,563	5,274	1.88%
Short-term debt	1,606	42	3.50%	511	4	1.05%
Long-term debt	2,113	88	5.57%	4,174	158	5.06%
Total interest-bearing liabilities	401,489	6,517	2.17%	380,248	5,436	1.91%
Demand deposits	76,786			72,597
Other liabilities	2,524			2,732
Capital	52,409			52,494
Total liabilities and capital	$533,208			$508,071

	Nine Months Ended September 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Net interest rate spread (3)			3.59%			3.65%

Net interest income and net interest margin on
a taxable-equivalent basis (4)		$14,635	3.99%		$14,415	4.04%

Ratio of interest-earning assets to interest-
bearing liabilities	122.28%			125.43%

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2005 as compared to the same period in 2004.

	Nine Months Ended
	September 30,
	2005 vs. 2004
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$959	234	1,193
Federal funds sold and interest-bearing demand deposits	18	175	193
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	3	12	15
Investment securities
Taxable	(263)	51	(212)
Nontaxable	77	35	112
Total interest income	794	507	1,301

Interest-bearing Liabilities:
Deposits	325	788	1,113
Short-term borrowings	18	20	38
Long-term debt	(85)	15	(70)
Total interest expense	258	823	1,081
Net interest income	$536	(316)	220

Net interest income on a fully tax-equivalent basis for the nine months ended September 30, 2005 totaled $14,635,000, an increase of $220,000 from the same period in 2004.  Total interest income increased $1,301,000 and was partially offset by an increase in total interest expense of $1,081,000.

The increase in total interest income was due to a $14.0 million increase in average total earning assets and to a 20 basis point increase in the average rate earned on earning assets, from 5.56% for the nine months ended September 30, 2004 to 5.76% for the same period in 2005.  The increase in average earning assets was due to a $20.2 million increase in average loans.  Federal funds sold and interest-bearing demand deposits also grew by $1.9 million on an average basis.  These increases were partially offset by an $8.2 million decrease in average investment securities.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest expense was primarily due to a 26 basis point increase in the average rate paid, and secondarily to a $21.2 million increase in average interest-bearing liabilities.  Average interest-bearing deposits increased $22.2 million, short-term debt increased $1.1 million, and average long-term debt decreased $2.1 million.  As discussed in the previous section, the decrease in long-term debt was due to the maturity of a $2.0 million Federal Home Loan Bank advance in December, 2004.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  The total loan loss provision and the other changes in the allowance for loan losses are shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Balance, beginning of period	$2,154	2,150	2,150	2,150

Charge-offs	(154)	(172)	(557)	(530)
Recoveries	105	42	296	100
Net charge-offs	(49)	(130)	(261)	(430)

Provision for loan losses	46	130	262	430
Balance, end of period	$2,151	2,150	2,151	2,150

Charge-offs for the three and nine months ended September 30, 2005 consisted primarily of checking and NOW account overdrafts and consumer loans.    Charge-offs for the three months ended September 30, 2004 included a $19,000 commercial loan charge-off and $32,000 in residential real estate mortgage loan charge-offs.  Charge-offs for the nine months ended September 30, 2004 included a $126,000 charge-off on a commercial loan and $32,000 in residential real estate mortgage loan charge-offs.  The balance of charge-offs for the three and nine months ended September 30, 2004 was primarily for consumer loans.  LCNB charges off checking and NOW account overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.  Overdrafts charged off during 2005 totaled $253,000 and recoveries were $137,000.  Prior to 2005, overdrafts considered uncollectible were netted against service charges and fees in non-interest income.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

	September 30,	December 31,
	2005	2004
	(In thousands)
Loan accounted for on non-accrual basis	$394	-
Accruing loans which are past due 90 days or more	88	165
Restructured loans	1,717	1,817
Total	$2,199	1,982

Non-accrual loans at September 30, 2005 consisted of two loans.  The first loan has a balance of $330,000 and is secured by agricultural property; the remaining $64,000 is a residential real estate mortgage loan.  Loans past-due 90 days or more and still accruing interest at September 30, 2005 consisted of residential real estate mortgage loans totaling $76,000 and consumer loans totaling $12,000.    Loans classified as past-due 90 days or more and still accruing at December 31, 2004 consisted of consumer loans totaling $104,000 and residential mortgage loans totaling $61,000.  The restructured loan at both dates is a commercial loan secured by a combination of mortgages and other collateral.

Non -Interest Income

Three Months Ended September 30, 2005 vs. 2004.

Total non-interest income for the third quarter of 2005 was $483,000, or 28.0%, greater than the third quarter of 2004 primarily due to earnings from bank-owned life insurance, increased trust income, increased service charges and fees on deposit accounts, and increased other operating income.  LCNB did not hold bank-owned life insurance during the first half of 2004.  The increase in trust income was primarily due to new trust and brokerage accounts and to certain non-recurring executor and account termination fees recognized during the third quarter, 2005.  Service charges and fees increased primarily due to an increase in check card income and the absence of checking and NOW account overdraft charge-offs netted against service charges and fees on deposit accounts in 2004.  Beginning in 2005, checking and NOW account overdrafts are charged against the allowance for loan losses.  Check card income grew because a greater number of cards were outstanding and because of the increasing popularity of check cards as a retail payment method.  Other operating income increased primarily due to income recognized on the sale of LCNB’s former Loveland office building.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Nine Months Ended September 30, 2005 vs. 2004.

Total non-interest income for the nine months ended September 30, 2005 was $269,000, or 4.7%, more than that of the comparable period in 2004.  The increase was primarily due to earnings from bank-owned life insurance, increased trust income, increased service charges and fees on deposit accounts, and increased other operating income.  These items increased for substantially the same reasons mentioned above.  Offsetting these increases were a decrease in net gain on sales of securities due to a lower volume of sales during 2005 and the absence of $403,000 in gains from the sale of LCNB’s credit card portfolio in 2004.

Non-Interest Expense

Three Months Ended September 30, 2005 vs. 2004.

Total non-interest expense increased $310,000, or 7.7%, during the third quarter, 2005 compared to the third quarter, 2004, primarily due to increases in salaries and wages and pension, other employee benefits, and other non-interest expense.  Salaries and wages increased $161,000, or 9.3%, primarily due to routine salary and wage increases and to additional staffing required by the respective openings of the Fairfield office during the fourth quarter, 2004 and the Lebanon High School Warrior office during the first quarter, 2005.  Pension and other employee benefits increased primarily due to increased pension and health insurance expenses.  The increase in other non-interest expense is primarily due to increases in ATM expense, printing and supplies expense, and to various other smaller increases.

Nine Months Ended September 30, 2005 vs. 2004.

Total non-interest expense increased $641,000, or 5.2%, during the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to increases in salaries and wages, pension and other employee benefits, and other non-interest expense for substantially the same reasons discussed above.  Also contributing on a smaller scale were increases in equipment and occupancy expenses.  Equipment expenses increased due to increased phone equipment rental costs caused by additional equipment and upgrades, primarily for the Fairfield and Lebanon High School Warrior offices, and to increased maintenance contract costs.  These increases were partially offset by a decrease in depreciation expense for furniture and equipment.  Increased expenditures for utilities, additional rent expense for the Fairfield office, and additional depreciation expense for buildings and premises contributed to the increase in occupancy expenses.  The additional depreciation expense was primarily caused by the new Loveland office, which opened during the second quarter, 2005.

Income Taxes

LCNB’s effective tax rates for the nine months ended September 30, 2005 and 2004 were 25.0% and 27.0%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and secondarily, for the 2005 period, tax-exempt earnings from bank-owned life insurance.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Financial Condition

Net loans at September 30, 2005 were approximately $17.3 million greater than at December 31, 2004.  Most of the growth was in the commercial loans secured by real estate category, which grew $12.0 million.  Commercial and industrial loans grew by $2.2 million during the same period and the residential real estate loan portfolio grew $1.6 million.  Most fixed-rate residential real estate loans originated during 2005 were sold to the Federal Home Loan Mortgage Corporation, leaving the change relatively flat.

Securities available for sale at September 30, 2005 were approximately $20.3 million greater than at December 31, 2004.  Approximately $16.1 million of the increase was in U.S. Agency notes, primarily Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities.  Municipal securities increased by approximately $7.0 million and U.S. treasury notes increased by $2.9 million.  These increases were partially offset by paydowns in mortgage-backed securities.

The increase in loans and securities were financed largely by a $17.1 million increase in total deposits and by a $24.7 million decrease in federal funds sold and interest bearing demand deposits.  NOW and demand deposits grew a combined $38.3 million, IRA time certificates grew $3.3 million, and time certificates of less than $100,000 grew $8.0 million.  These increases were partially offset by a combined $26.9 million decrease in savings and money fund deposits and a $5.6 million decrease in time certificates of $100,000 or more.  NOW and demand deposits grew primarily because of a $36.3 million increase in public funds from local government entities, which were deposited in NOW, savings, and money deposit fund accounts.  The decrease in savings and money fund deposits was significantly influenced by a policy change in LCNB’s trust department.  Trust funds in selected Trust accounts were previously swept into overnight deposit accounts at Lebanon Citizens.  During the third quarter, 2005, management chose to start sweeping these funds into overnight accounts offered by third party vendors.  At September 30, 2005, approximately $18.6 million was swept into these third party accounts, which otherwise would have been included in money fund deposits at Lebanon Citizens.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

	CONDENSED QUARTERLY AVERAGE
	BALANCE SHEETS
	September 30,	June 30,	March 31,
	2005	2005	2005
		(In thousands)
ASSETS
Interest earning:
Federal funds sold and interest-bearing demand deposits	$4,852	21,905	14,790
Investment securities	140,636	130,445	126,682
Loans	350,073	344,787	338,498
Total interest-earning assets	495,561	497,137	479,970

Noninterest-earning:
Cash and due from banks	16,120	14,787	14,433
All other assets	29,611	29,519	28,800
Allowance for credit losses	(2,154)	(2,154)	(2,157)
Total assets	$539,138	539,289	521,046

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$398,953	405,538	388,706
Short-term borrowings	3,640	648	495
Long-term debt	2,097	2,113	2,129
Total interest-bearing liabilities	404,690	408,299	391,330

Noninterest-bearing:
Noninterest-bearing deposits	79,207	76,455	74,620
All other liabilities	2,821	2,369	2,453
Total liabilities	486,718	487,123	468,403

SHAREHOLDERS' EQUITY	52,420	52,166	52,643
Total liabilities and shareholders' equity	$539,138	539,289	521,046

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Average total interest-earning assets decreased approximately $1.6 million, or 0.3%, during the third quarter, 2005 compared to the second quarter, 2005.  Federal funds sold and interest-bearing demand deposits decreased $17.1 million, investment securities increased $10.2 million, and loans increased $5.3 million.  The increase in average loans was primarily due to commercial loans secured by real estate and secondarily to consumer loans.

Average total interest-bearing liabilities for the third quarter, 2005 were $3.6 million, or 0.9%, less than the second quarter, 2005.  Interest-bearing deposits decreased $6.6 million on an average basis, while short-term borrowings increased $3.0 million.  Most of the deposit decrease was in money fund investment accounts, time deposits of $100,000 or more, and savings accounts, partially offset by increases in NOW and time deposits less than $100,000.  Money fund investment accounts decreased primarily because of the policy change in the Trust Department discussed above.

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	At	At
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Regulatory Capital:
Shareholders' equity	$52,188	52,296
Goodwill and other intangibles	(1,498)	(1,939)
Net unrealized securities losses (gains)	211	(526)
Tier 1 risk-based capital	50,901	49,831

Eligible allowance for loan losses	2,151	2,150
Total risk-based capital	$53,052	51,981

Capital ratios:
Total risk-based	14.99%	15.49%
Tier 1 risk-based	14.38%	14.85%
Leverage	9.46%	9.58%

Minimum Required Capital Ratios:
Total risk-based	8.00%	8.00%
Tier 1 risk-based	4.00%	4.00%
Tier 1 leverage	3.00%	3.00%

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold, interest bearing demand deposits, and securities available for sale.  At September 30, 2005, LCNB liquid assets amounted to $155.7 million or 28.8% of total gross assets, a slight decrease from $156.6 million or 30.0% at December 31, 2004.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s trade area.  Approximately 80.5% of total deposits at September 30, 2005 were “core” deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  Secondary sources of liquidity include LCNB’s ability to sell loan participations, borrow funds from the Federal Home Loan Bank, purchase federal funds, or use a line of credit established with another bank.

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

LCNB Corp. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2005 IRSA indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$19,695	920	4.90%
Up 200	19,410	635	3.38%
Up 100	19,115	340	1.81%
Base	18,775	-	-%
Down 100	18,365	(410)	-2.18%
Down 200	17,922	(853)	-4.54%
Down 300	17,639	(1,136)	-6.05%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at September 30, 2005 is shown below.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$83,793	(5,847)	-6.52%
Up 200	86,815	(2,825)	-3.15%
Up 100	89,147	(493)	-0.55%
Base	89,640	-	-%
Down 100	88,210	(1,430)	-1.60%
Down 200	86,371	(3,269)	-3.65%
Down300	84,331	(5,309)	-5.92%

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

LCNB Corp. and Subsidiaries

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of September 30, 2005, LCNB's disclosure controls and procedures were effective.

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

Under the "Market Repurchase Program" LCNB will purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  Through September 30, 2005, 81,922 shares had been purchased under this program.  The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the three months ended September 30, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	-	-	-	23,878
August	5,800	38.00	5,800	18,078
September	-	-	-	18,078
Total	5,800	38.00	5,800	18,078

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 178,344 shares have been purchased under this program since its inception.  The following table shows information relating to private sale repurchases during the three months ended September 30, 2005:

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 2. Changes in Securities and Use of Proceeds (continued)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	-	-	-	Not applicable
August	9,000	37.50	9,000
September	-	-	-
	9,000	37.50	9,000

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

October 31, 2005

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

October 31, 2005

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer