Form 10-K
period 2005-12-31
LCNB CORP
filed 2006-03-06
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

(  X  )

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of each exchange

  Title of Each Class

   on which registered

None

None

Securities registered pursuant to 12(g) of the Exchange Act:

COMMON STOCK, NO PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                [  ] Yes          [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                          [  ] Yes          [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      [X] Yes         [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

[  ] Large accelerated filer          [X] Accelerated filer          [  ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

.                                                 [X] Yes         [  ] No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2005, determined using a per share closing price on that date of $38.25, as quoted on the Nasdaq Over-the-Counter Bulletin Board, was $111,048,700.50.

As of March 3, 2006, 3,269,908 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 11, 2006, dated March 9, 2006, are incorporated by reference into Part III.

LCNB Corp.

For the year ended December 31, 2005

TABLE OF CONTENTS

		Page
PART I.
Item 1.	Business	3-16
Item 1A.	Risk Factors	17-20
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	21-22
Item 3.	Legal proceedings	22
Item 4.	Submission of matters to a vote of security holders	22

PART II.
Item 5.	Market for registrant's common equity, related stockholder matters, and issuer purchases of equity securities	23-25
Item 6.	Selected financial data	26-27
Item 7.	Management's discussion and analysis of financial condition and results of operations	28-41
	Quarterly financial data (unaudited)	42-43
Item 7A.	Quantitative and qualitative disclosures about market risk	44-45
Item 8.	Financial statements and supplementary data	45
Item 9.	Changes in and disagreements with accountants on accounting and financial disclosures	45
Item 9A.	Controls and procedures	45-48
Item 9B.	Other information	48

PART III.
Item 10.	Directors and executive officers of the registrant	49
Item 11.	Executive compensation	49
Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters	49
Item 13.	Certain relationships and related transactions	49
Item 14.	Principal accounting fees and services	49

PART IV.
Item 15.	Exhibits, financial statement schedules	50

Signatures		51

PART I

Item 1.  Business

FORWARD-LOOKING STATEMENTS

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties.  Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words and their derivatives such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events.   Factors that could influence the accuracy of such forward looking statements include, but are not limited to, regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, general economic conditions and other risks.  Such forward-looking statements represent management's judgment as of the current date.  Actual strategies and results in future time periods may differ materially from those currently expected.  LCNB Corp. disclaims, however, any intent or obligation to update such forward-looking statements.  LCNB intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

DESCRIPTION OF LCNB CORP.'S BUSINESS

General Description

LCNB Corp. ("LCNB"), an Ohio corporation formed in December, 1998, is a financial holding company headquartered in Lebanon, Ohio.  Through its subsidiaries, Lebanon Citizens National Bank (the “Bank") and Dakin Insurance Agency, Inc. ("Dakin"), LCNB is engaged in the commercial banking and insurance agency businesses.

The predecessor of LCNB, the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly-owned subsidiary of LCNB.  The Bank's main office is located in Warren County, Ohio and 20 branch offices are located in Warren, Butler, Clinton, Clermont, and Hamilton Counties, Ohio.  In addition, the Bank operates 30 automated teller machines ("ATMs") in its market area.

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

Security brokerage services were first offered by the Bank in April, 2002 through arrangements with UVEST Financial Services, Inc., a registered broker/dealer.  A licensed broker offers a full range of investment services and products, including financial needs analysis, mutual funds, securities trading, annuities, and life insurance.

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

Dakin, an Ohio corporation, has been an independent insurance agency in Lebanon, Ohio since 1876.  Its primary office is at 24 East Mulberry Street, Lebanon, Ohio 45036; telephone (513) 932-4010.  Since being acquired by LCNB on April 11, 2000, Dakin now maintains additional offices in the Bank's Maineville and Mason offices.  Dakin is engaged in selling and servicing personal and commercial insurance products and annuity products and is regulated by the Ohio Department of Insurance.

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

Competition

The Bank faces strong competition both in making loans and attracting deposits.  The deregulation of the banking industry and the wide spread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. The Bank competes with other national and state banks, savings and loan associations, credit unions, finance companies, mortgage brokerage firms, realty companies with captive mortgage brokerage firms, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in its market and elsewhere, many of whom have substantially larger financial and managerial resources.

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

Supervision and Regulation

The Sarbanes-Oxley Act of 2002 ("SOX") was signed into law by President George W. Bush on July 30, 2002.  The purpose of SOX is to strengthen accounting oversight and corporate accountability by enhancing disclosure requirements, increasing accounting and auditor regulation, creating new federal crimes, and increasing penalties for existing federal crimes.  SOX directly impacts publicly traded companies, certified public accounting firms auditing public companies, attorneys who work for public companies or have public companies as clients, brokerage firms, investment bankers, and financial analysts who work for brokerage firms or investment bankers.  Key provisions affecting LCNB include:

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

In addition, the SEC adopted final rules on September 5, 2002, which rules were amended in December, 2005,  requiring accelerated filing of quarterly and annual reports.  Under the amended rules, “large accelerated filers” include companies with a market capitalization of $700 million or more and  “accelerated filers” include companies with a market capitalization between $75 million and $700 million.  Large accelerated filers are required to file their annual report within 60 days of year-end and quarterly reports within 40 days. Accelerated filers are required to file their annual and quarterly reports within 75 days and 40 days, respectively.  These new accelerated filing deadlines are effective for fiscal years ending on or after December 15, 2005.  Under the new rules, LCNB is considered an accelerated filer.

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

During December, 2005, the FDIC amended its annual audit and reporting requirements by raising the asset-size threshold for internal control assessments by management and attestations by external auditors, as described immediately above, from $500 million to $1 billion.  In addition, only a majority, rather than all, of the members of the audit committee must be independent of management for institutions with total assets between $500 million and $1 billion.  The requirement that all audit committee members must be outside directors has not changed.  Financial institutions that are public companies, such as LCNB, are not relieved from their SOX internal control reporting and attestation requirements or their audit committee independence requirements.  The amendments took effect December 28, 2005, and apply to fiscal years ending on or after September 30, 2005.

At December 31, 2005, the Bank was well capitalized based on FDICIA's guidelines.

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

Employees

As of December 31, 2005, LCNB, the Bank, and Dakin employed 226 full-time equivalent employees.  LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by Management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury notes	$4,126	1,194	2,149
U.S. Agency notes	47,199	23,789	61,822
U.S. Agency mortgage-backed securities	20,858	28,503	20,988
Municipal securities	61,322	59,951	65,980
Total securities available for sale	133,505	113,437	150,939

Federal Reserve Bank Stock	647	647	647
Federal Home Loan Bank Stock	2,534	2,411	2,315
Total securities	$136,686	116,495	153,901

Contractual maturities of debt securities at December 31, 2005, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Amortized	Market
	Cost	Value	Yield
	(Dollars in thousands)

U.S. Treasury notes:
Within one year	$2,986	2,956	3.15%
One to five years	1,195	1,170	3.20%
Five to ten years	-	-	-%
After ten years	-	-	-%
Total U.S. Treasury notes	$4,181	4,126	3.16%

U.S. Agency notes:
Within one year	$23,981	23,885	3.89%
One to five years	23,688	23,314	3.66%
Five to ten years	-	-	-%
After ten years	-	-	-%
Total U.S. Agency notes	$47,669	47,199	3.77%

Municipal securities (1):
Within one year	$13,572	13,560	5.52%
One to five years	29,340	29,220	4.83%
Five to ten years	11,103	11,140	5.59%
After ten years	7,222	7,402	8.06%
Total Municipal securities	$61,237	61,322	5.50%

U.S. Agency mortgage-backed securities	$21,480	20,858	3.82%

	$134,567	133,505	4.55%

(1)

Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2005.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Commercial and industrial	$34,607	32,931	30,519	35,198	40,486
Commercial, secured by real estate	124,823	107,138	99,461	80,882	72,477
Residential real estate	161,656	159,286	139,305	151,502	165,710
Consumer, excluding credit cards	35,879	34,672	43,283	51,184	41,006
Agricultural	1,978	1,653	1,192	1,314	2,020
Credit card	-	-	2,707	2,689	2,658
Lease Financing	37	253	588	1,256	2,088
Other	152	167	212	57	112
Total loans	359,132	336,100	317,267	324,082	326,557

Deferred costs, net	669	490	566	750	608
	359,801	336,590	317,833	324,832	327,165
Allowance for loan losses	(2,150)	(2,150)	(2,150)	(2,000)	(2,000)
Loans, net	$357,651	334,440	315,683	322,832	325,165

As of December 31, 2005, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2005:

(Dollars in thousands)

Maturing in one year or less	$28,145
Maturing after one year, but within five years	10,364
Maturing beyond five years	122,899
Total commercial and agricultural loans	$161,408

Loans maturing beyond one year:
Fixed rate	$68,392
Variable rate	64,871
Total	$133,263

Risk Elements

Generally, a loan is placed on non-accrual status when there is an indication that the borrower's cash flows may not be sufficient to meet payments as they become due, unless the loan is well secured and in the process of collection.  Subsequent cash receipts on a non-accrual loan are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured.  The current year's accrued interest on loans placed on non-accrual status is charged against earnings.  Previous years' accrued interest is charged against the allowance for loan losses.

The following table summarizes non-accrual, past-due, and restructured loans for the dates indicated:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Non-accrual loans	$785	-	794	-	-
Past-due 90 days or more and still accruing	61	165	2,442	232	146
Restructured loan	1,717	1,817	-	-	-
Total	$2,563	1,982	3,236	232	146

The restructured loan at December 31, 2005 and 2004 consists of a commercial loan whose predecessor loans were classified as loans past due 90 days or more and still accruing at December 31, 2003, at which time they had a total balance of $2,030,000.  Principal payments of $100,000 and $213,000 were made on these loans in 2005 and 2004, respectively.  Information received during the first quarter, 2004, raised uncertainties concerning the collectibility of certain collateral and management transferred the loans to the non-accrual classification, where they remained until they were re-written in October, 2004.  All related interest due on the predecessor loans was paid during October, 2004, and the loans were re-written at that time.  Such interest was recorded on a cash basis as received.  The restructured loan is secured by a combination of mortgages and other collateral.

Non-accrual loans at December 31, 2005 consist of two real estate mortgage loans.  Non-accrual loans at December 31, 2003 included a commercial loan in the amount of $564,000, which was paid in full during the second quarter, 2004; a consumer loan in the amount of $146,000; and residential real estate mortgage loans in the amount of $84,000.  Interest income that would have been recorded during 2005 and 2003 if loans on a non-accrual status at the end of those years had been current and in accordance with their original terms was approximately $20,000 and $72,000, respectively.

Loans past-due 90 days or more and still accruing interest at December 31, 2005 consisted primarily of consumer loans.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2004 consisted of consumer loans totaling $104,000 and residential mortgage loans totaling $61,000.

The following is a summary of information pertaining to loans considered to be impaired in accordance with SFAS No. 114 (000’s):

	December 31,
	2005	2004

Impaired loans without a valuation allowance	$4,026	71
Impaired loans with a valuation allowance	2,333	2,049
Total impaired loans	6,359	2,120

Valuation allowance related to impaired loans	$746	540

The increase in impaired loans without a valuation allowance is primarily due to four loans totaling $3,869,000.  Each loan is secured by real estate that has sufficient estimated fair value to pay the principal in full.

The average balance of impaired loans during 2005 and 2004 was $6,601,000 and $2,629,000, respectively.  During 2005 LCNB recognized approximately $408,000 of interest on impaired loans, of which $15,000 was recognized on a cash basis.   LCNB continued to accrue interest on certain loans classified as impaired during 2005 because they were considered well secured and in the process of collection.  During 2004 LCNB received and recognized $164,000 of interest income on impaired loans.

LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2005, there were no material additional loans not already disclosed as non-accrual, restructured, accruing past due 90 days or more, or impaired where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2005		2004		2003		2002		2001

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount		Percent of Loans in Each Category to Total Loans
					(Dollars in thousands)
Commercial and Industrial	$161	9.64%	135	9.80%	420	9.62%	744	10.86%	647		12.40%
Commercial, secured by real estate	1,056	34.76	695	31.88	649	31.35	-	24.96	-		22.19
Residential real estate	240	45.01	21	47.39	-	43.91	-	46.75	-	.	50.75
Consumer	462	9.99	690	10.32	676	13.64	871	15.79	774		12.56
Agricultural	-	0.55	-	0.49	-	0.38	-	0.40	-		0.62
Credit card	-	-	-	-	42	0.85	77	0.83	82		0.81
Lease financing	-	0.01	-	0.07	-	0.07	-	0.39	-		0.64
Other	10	0.04	36	0.05	-	0.18	-	0.02	-		0.03
Unallocated	221		573		363		308		497
Total	$2,150	100.00%	2,150	100.00%	2,150	100.00%	2,000	100.00%	2,000		100.00%

This allocation is made for analytical purposes.  The total allowance is available to absorb losses from any category of the portfolio.  The increase in the allocation to the commercial, secured by real estate category at December 31, 2005 as compared to December 31, 2004 reflects growth in the portfolio and an increase in the dollar volume of loans assigned to the higher-risk classifications of substandard or doubtful.  The increase in the allocation to the residential real estate category at December 31, 2005 as compared to December 31, 2004 reflects an increase in non-accrual loans and foreclosures at LCNB, an increase in residential second mortgage and home equity loans with high (90% or more) loan-to-value ratios, and an increase in bankruptcies and foreclosures in the Southwestern Ohio economy in general.  The decrease in the allocation to the consumer loan category at December 31, 2005 compared to December 31, 2004 reflects decreased delinquencies.  The decrease in the allocation to the commercial and industrial category at December 31, 2004 as compared to December 31, 2003 reflects decreased delinquencies.  There is not an allocation to the credit card category for 2005 and 2004 because this portfolio was sold during the first quarter, 2004.  Allocations to the consumer and credit card categories were less at December 31, 2003 as compared to December 31, 2002 because of general economic improvements in late 2003.

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2005:

(Dollars in thousands)

Maturity within 3 months	$7,139
After 3 but within 6 months	3,922
After 6 but within 12 months	14,605
After 12 months	35,786
$61,452

Return on Equity and Assets

The statistical information regarding the return on assets, return on equity, dividend payout ratio, and equity to assets ratio is presented in Item 6, Selected Financial Data.

Item 1A.  Risk Factors

There are risks inherent in LCNB’s operations, many beyond management’s control, which may adversely affect its financial condition and results from operations and should be considered in evaluating the company. Credit, market, operational, liquidity, interest rate and other risks are described elsewhere in this report. Other risk factors may include the items described below.

LCNB’s earnings are significantly affected by market interest rates.

Fluctuations in interest rates may negatively impact LCNB’s profitability.  A primary source of income from operations is net interest income, which is equal to the difference between interest income earned on loans and investment securities and the interest paid for deposits and other borrowings. These rates are highly sensitive to many factors beyond LCNB’s control, including general economic conditions and the monetary and fiscal policies of the United States Federal government.

The Open Market Committee of the Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States, primarily by setting the intended federal funds rate.   The federal funds rate is the interest rate at which depository institutions lend balances at the Federal Reserve to other depository institutions overnight.  The intended federal funds rate significantly influences the interest rates LCNB earns on loans and investments and the rate paid for deposits and other borrowings.

From January 2001 to mid 2003, the Open Market Committee cut the intended federal funds rate thirteen times, and short-term interest rates reached their lowest levels in 45 years.  During 2004 and 2005, the Open Market Committee increased the federal funds rate thirteen times.  As a consequence, LCNB’s net interest margin (net interest income divided by average interest-earning assets, generally loans and investments) has decreased during this period, as the rates paid for deposits and borrowings increased more rapidly than the rates earned on loans and securities could be adjusted.

The slope of the yield curve (that is, the relationship between short and long-term interest rates) also affects LCNB’s net interest income and net interest margin.  As discussed above, rates rose in general during 2005, but short-term rates rose significantly more than long-term rates.  Consequently, short-term term rates at year-end 2005 were not significantly below long-term rates, placing further pressure on LCNB’s net interest margin.  The following table compares Constant Maturity Treasury rates, as released by the U.S. Department of the Treasury, for various maturities as of year-end 2005 and 2004.

Date	1 mo	3 mo	6 mo	1 yr	2 yr	3 yr	5 yr	7 yr	10 yr	20 yr
12/31/05	4.01%	4.08	4.37	4.38	4.41	4.37	4.35	4.36	4.39	4.61
12/31/04	1.89%	2.22	2.59	2.75	3.08	3.25	3.63	3.94	4.24	4.85

LCNB expects the current level of interest rates and the current slope of the yield curve will cause further downward pressure on its net interest margin.

Increases in general interest rates could have a negative impact on LCNB’s results of operations by reducing the ability of borrowers to repay their current loan obligations.  Some residential real estate mortgage loans, most home equity line of credit loans, and approximately 57% of LCNB’s commercial loans have adjustable rates.  Borrower inability to make scheduled loan payments due to a higher loan cost could result in increased loan defaults, foreclosures, and write-offs and may necessitate additions to the allowance for loan losses.  In addition, increases in the general level of interest rates may decrease the demand for new consumer and commercial loans, thus limiting LCNB’s growth and profitability.  A general increase in interest rates may also result in deposit disintermediation, which is the flow of deposits away from banks and other depository institutions into direct investments that have the potential for higher rates of return, such as stocks, bonds, and mutual funds.   If this occurs, LCNB may have to rely more heavily on borrowings as a source of funds in the future, which could negatively impact its net interest margin.

Banking competition in Southwestern Ohio is intense.

LCNB faces strong competition for deposits, loans, trust accounts, and other services from other banks, savings banks, credit unions, mortgage brokers, and other financial institutions.  Many of LCNB’s competitors include major financial institutions that have been in business for many years and have established customer bases, numerous branches, and substantially higher regulatory lending limits.  Dominant competitors in the Southwestern Ohio area include U.S. Bank, National City Corporation, Fifth Third Bank, Bank One, KeyBank, and First Financial Bank.  In addition, credit unions are growing larger due to more flexible membership requirement regulations and are offering more financial services than they legally could in the past.

LCNB also competes with numerous real estate brokerage firms, some owned by realty companies, for residential real estate mortgage loans.  Incentives offered by the captive finance companies owned by the major automobile companies, primarily General Motors Acceptance Corporation (GMAC), Chrysler Financial, and Ford Motor Credit Company (FMCC),  have limited the banking industry’s opportunities for growth in the new automobile loan market.  The banking industry now competes with brokerage firms and mutual fund companies for funds that would have historically been held as bank deposits.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of LCNB’s competitors have fewer regulatory constraints and may have lower cost structures.

If LCNB is unable to attract and retain loan, deposit, and trust customers, its growth and profitability levels may be negatively impacted.

Economic conditions in Southwestern Ohio could adversely affect LCNB’s financial condition and results of operations.

LCNB has 21 offices located in Warren, Butler, Clinton and Hamilton Counties in Southwestern Ohio.  As a result of this geographic concentration, LCNB’s results are heavily influenced by economic conditions in this area. A deterioration in economic conditions or a natural or manmade disaster in Southwestern Ohio or Ohio in general could have a material adverse impact on the ability of borrowers to make scheduled loan payments, the fair value of underlying loan collateral, the ability of depositors to maintain or add to deposit balances, the demand for trust and brokerage services, and the demand for other products and services offered by LCNB.

The allowance for loan losses may be inadequate.

The provision for loan losses is determined by management based upon its evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, the fair value of any underlying collateral, and current economic conditions that may affect borrowers’ ability to make payments.  Increases in the allowance result in an expense for the period.   By its nature, the evaluation is imprecise and requires significant judgment.  Actual results may vary significantly from management’s assumptions.  If, as a result of general economic conditions or a decrease in asset quality, management determines that additional increases in the allowance for loan losses are necessary, LCNB will incur additional expenses.

LCNB is subject to environmental liability risk associated with lending activities.

A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the LCNB’s financial condition and results of operations.

The banking industry is highly regulated.

Commercial banks are highly regulated.  LCNB Corp. is subject to regulation, supervision, and examination by the Federal Reserve Board and Lebanon Citizens National Bank is subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency (the “OCC”).   LCNB Corp. and Lebanon Citizens National Bank are also subject to regulation and examination by the FDIC, as the deposit insurer.  Federal and state laws and regulations govern numerous matters including, but not limited to, changes in the ownership or control of banks, maintenance of adequate capital, permissible business operations, maintenance of deposit insurance, protection of customer financial privacy, the level of reserves held against deposits, restrictions on dividend payments, the making of loans, and the acceptance of deposits.  See the previous section titled “Supervision and Regulation” for more information on this subject.

Federal regulators may initiate various enforcement actions against a financial institution that violates laws or regulations or that operates in an unsafe or unsound manner.  These enforcement actions may include, but are not limited to, the assessment of civil money penalties, the issuance of cease-and-desist or removal orders, and the imposition of written agreements.

Proposals to change the laws governing financial institutions are periodically introduced in Congress and proposals to change regulations are periodically considered by the regulatory bodies.  Such future legislation and/or changes in regulations could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  The likelihood of any major changes in the future and their effects are impossible to determine.

LCNB’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates LCNB’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of LCNB’s controls and procedures or failure to comply with regulations related to its controls and procedures could have a material adverse effect on LCNB’s business, results of operations, and financial condition.

LCNB’s information systems may experience an interruption or breach in security.

LCNB relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in LCNB’s customer relationship management, general ledger, deposit, loan, and other systems. While LCNB has policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of its information systems, there can be no assurance that any such occurrences will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of LCNB’s information systems could damage LCNB’s reputation, result in a loss of customer business, subject LCNB to additional regulatory scrutiny, or expose LCNB to civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations.

Risks Factors Related to Dakin Insurance Agency, Inc.

Competition within the insurance agency business is also intense.  Dakin competes with numerous other independent and exclusive insurance agencies (an exclusive agent sells for only one insurance company) and with insurance companies that sell direct to individuals and businesses without using agents.

Premium growth within the insurance industry tends to exhibit a cyclical nature.  Premium growth might average double digits during the first part of the cycle and then be negative during the later part of the cycle.  Such cycles appear to be heavily influenced by general economic conditions, but can also be affected by natural disasters, stock market returns, and the reinsurance market.  Deterioration in economic conditions may also have a material adverse impact on the ability of insurance customers to make scheduled premium payments.

Commissions paid independent agents by insurance carriers have been trending downward.  Agents therefore need to continually write new business to prevent earnings decreases.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned
2.	Auto Bank	36 North Broadway Lebanon, Ohio 45036	Owned
3.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned
4.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Leased
5.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Owned
6.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Owned
7.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned
8.	Loveland Office	500 Loveland-Madeira Road Loveland, OH 45140	Owned
9.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned	(2)
10.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned	(2)
11.	Mason Christian Village Office	Mason Christian Village 411 Western Row Road Mason, Ohio 45040	Leased
12.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned
13.	Okeana Office	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned

- 21 -

	Name of Office	Address

14.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Leased
15.	Oxford Office	30 West Park Place Oxford, Ohio 45056	(1) (3)
16.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned
17.	South Lebanon Office	209 East Forest Street South Lebanon, Ohio 45065	Leased
18.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned
19.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Leased
20.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Owned
21.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

(1)

Excess space in this office is leased to third parties.

(2)

A Dakin office is located in this office.

(3)

The Bank owns the Oxford office building and leases the land.

Dakin owns its main office at 20 & 24 East Mulberry Street, Lebanon, Ohio  45036.  Excess space in this office is leased to third parties.  Dakin's two other offices are located in the Bank's branch offices.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 635 registered holders of its Common Stock as of December 31, 2005.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  The Common Stock is currently traded on the Nasdaq Over-The-Counter Bulletin Board service under the symbol "LCNB".  Several market-makers facilitate the trading of the shares of Common Stock.  Trade prices for shares of LCNB Common Stock, reported through registered securities dealers, are set forth below.  Trades have occurred during the periods indicated without the knowledge of LCNB.  The trade prices shown below are interdealer without retail markups, markdowns or commissions.  Prices have been restated to reflect a 100% stock dividend, which was accounted for as a stock split, paid on April 30, 2004.

	High	Low
2005
First Quarter	$45.00	36.50
Second Quarter	40.00	37.25
Third Quarter	38.50	36.60
Fourth Quarter	38.25	36.75

2004
First Quarter	$36.25	34.525
Second Quarter	40.00	35.250
Third Quarter	40.00	36.000
Fourth Quarter	38.90	37.000

The following table presents cash dividends per share declared and paid in the periods shown.  Amounts have been restated to reflect the 100% stock dividend referred to above.

	2005	2004

First Quarter	$0.29	0.275
Second Quarter	0.29	0.280
Third Quarter	0.29	0.280
Fourth Quarter	0.29	0.280
Total	$1.16	1.115

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

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 200,000 total shares.  Through December 31, 2005, 95,422 shares had been purchased under this program.  The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the twelve months ended December 31, 2005:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs (1)

January	-	$-	-	137,469
February	3,050	38.00	3,050	134,419
March	-	-	-	134,419
April	-	-	-	134,419
May	10,541	38.00	10,541	123,878
June	-	-	-	123,878
July	-	-	-	123,878
August	5,800	38.00	5,800	118,078
September	-	-	-	118,078
October	8,500	38.00	8,500	109,578
November	5,000	38.00	5,000	104,578
December	-	-	-	104,578
Total	32,891	$38.00	32,891	104,578

(1) Restated to reflect increase in authorized shares approved on November 14, 2005.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 178,344 shares have been purchased under this program since its inception.  The following table shows information relating to private sale repurchases during the twelve months ended December 31, 2005:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs

January	-	$-	-	Not applicable
February	-	-	-
March	-	-	-
April	-	-	-
May	9,200	37.50	9,200
June	-	-	-
July	-	-	-
August	9,000	37.50	9,000
September	-	-	-
October	-	-	-
November	-	-	-
December	-	-	-
Total	18,200	$37.50	18,200

LCNB established an Ownership Incentive Plan during 2002 that allows for the issuance of up to 100,000 shares of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  Only stock options had been awarded at December 31, 2005.  The following table shows information relating to stock options outstanding at December 31, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	9,582	$30.05	90,418
Equity compensation plans not approved by security holders	-	-	-
Total	9,582	$30.05	90,418

Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 2001 through 2005 and are derived from LCNB's consolidated financial statements.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$27,602	25,648	27,437	30,163	32,164
Interest expense	9,032	7,368	8,680	10,670	14,340
Net interest income	18,570	18,280	18,757	19,493	17,824
Provision for loan losses	338	489	658	348	237
Net interest income after provision	18,232	17,791	18,099	19,145	17,587
Non-interest income	7,925	7,659	6,797	5,623	4,842
Non-interest expenses	17,212	16,404	15,725	15,705	13,922
Income before income taxes	8,945	9,046	9,171	9,063	8,507
Provision for income taxes	2,240	2,450	2,434	2,523	2,440
Net income	$6,705	6,596	6,737	6,540	6,067

Balance Sheet:
Securities	$136,686	116,495	153,901	139,049	101,382
Loans, net	357,651	334,440	315,683	322,832	325,165
Total assets	539,501	522,251	523,608	506,751	480,435
Total deposits	481,475	463,900	463,033	442,220	414,772
Long-term debt	2,073	2,137	4,197	6,253	12,306
Total shareholders' equity	52,022	52,296	52,448	51,930	49,507

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except ratios and per share data)
Selected Financial Ratios and Other Data:
Return on average assets	1.25%	1.29%	1.31%	1.32%	1.30%
Return on average equity	12.80%	12.56%	12.64%	13.00%	12.50%
Equity-to-assets ratio	9.64%	10.01%	10.02%	10.25%	10.30%
Dividend payout ratio	57.14%	56.60%	53.93%	53.43%	53.94%
Basic and diluted earnings per share(1)	$2.03	1.97	1.97	1.90	1.71
Dividends declared per share(1)	$1.16	1.115	1.0625	1.0125	0.925

(1)

All per share data have been adjusted to reflect a 100% stock dividend accounted for as a stock split in 2004.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB Corp. ("LCNB").  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2005 Annual Report to Shareholders.

Forward-Looking Statements

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties.  Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words and their derivatives such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events.   Factors that could influence the accuracy of such forward looking statements include, but are not limited to, regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, general economic conditions and other risks.  Such forward-looking statements represent management's judgment as of the current date.  Actual strategies and results in future time periods may differ materially from those currently expected.  LCNB Corp. disclaims, however, any intent or obligation to update such forward-looking statements.  LCNB intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

LCNB earned $6,705,000 in 2005, compared to $6,596,000 in 2004 and $6,737,000 in 2003.  Basic and diluted earnings per share for 2005, 2004, and 2003 were $2.03, $1.97, and $1.97, respectively.  Performance ratios for 2005, 2004, and 2003 included:

	2005	2004	2003
Return on average assets	1.25%	1.29%	1.31%
Return on average equity	12.80%	12.56%	12.64%

Net interest income for 2005, 2004, and 2003 was $18,570,000, $18,280,000, and $18,757,000, respectively.  Net interest income increased during 2005 as compared to 2004 primarily due to loan growth, especially growth in the commercial, secured by real estate portfolio.  Average rates received on loans and other investments grew during 2005, but not at the same rate of increase as rates paid on deposits.  A primary factor in the decline in net interest income during 2004 compared to 2003 was the historically low market rate environment of these years, as indicated in LCNB’s net interest margin.  The net interest margin, which is calculated by dividing taxable-equivalent net interest income by average interest-earning assets, was 3.99%, 4.02%, and 4.09% for 2005, 2004, and 2003, respectively.

Total non-interest income grew from $6,797,000 for 2003 to $7,659,000 for 2004 and $7,925,000 for 2005.  Two primary drivers of this upward trend were trust income, primarily from growth in trust and brokerage assets managed, and increases in service charges and fees, primarily due to the introduction of a new overdraft protection program in August, 2003.

Total non-interest expense also increased.  Total non-interest expense for 2003 was $15,725,000, compared to $16,404,000 in 2004 and $17,212,000 in 2005.  Normal salary and wage increases and increased employee benefit costs comprised a significant portion of this increase.  LCNB’s continual investments in facilities improvements and data processing system upgrades also was responsible for expense increases, primarily through increased depreciation and computer maintenance and supply costs.

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

	Years ended December 31,
	2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$346,826	$22,279	6.42%	$327,276	$20,524	6.27%	$319,771	$22,007	6.88%
Federal funds sold and interest-bearing demand deposits	12,503	375	3.00	16,856	249	1.48	17,089	177	1.04
Federal Reserve Bank Stock	647	39	6.03	647	39	6.03	647	39	6.03
Federal Home Loan Bank Stock	2,455	123	5.01	2,350	97	4.13	2,258	90	3.99
Investment securities:
Taxable	74,873	2,685	3.59	80,781	2,792	3.46	87,273	3,040	3.48
Non-taxable (2)	55,074	3,185	5.78	52,364	2,961	5.65	57,886	3,182	5.50
Total earning assets	492,378	28,686	5.83	480,274	26,662	5.55	484,924	28,535	5.88

Non-earning assets	44,350			33,780			33,265
Allowance for loan losses	(2,155)			(2,158)			(2,037)
Total assets	$534,573			$511,896			$516,152

Savings deposits	$112,422	889	0.79	$122,893	912	0.74	$119,838	1,458	1.22
NOW and money fund	96,974	1,192	1.23	85,479	477	0.56	95,234	702	0.74
IRA and time certificates	188,320	6,784	3.60	169,996	5,768	3.39	172,963	6,235	3.60
Short-term debt	1,376	49	3.56	556	6	1.08	681	6	0.88
Long-term debt	2,105	118	5.61	4,063	205	5.05	6,115	279	4.56
Total interest- bearing-liabilities	401,197	9,032	2.25	382,987	7,368	1.92	394,831	8,680	2.20

Demand deposits	78,421			73,619			64,686
Other liabilities	2,576			2,768			3,315
Capital	52,379			52,522			53,320
Total liabilities and capital	$534,573			$511,896			$516,152

Net interest rate spread (3)			3.58			3.63			3.68

Net interest margin on a tax equivalent basis (4)		$19,654	3.99		$19,294	4.02		$19,855	4.09

Ratio of interest-earning assets to interest-bearing liabilities	122.73%			125.40%			122.82%

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

	For the years ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans(1)	$1,247	508	1,755	507	(1,990)	(1,483)
Federal funds sold and interest-bearing demand deposits	(78)	204	126	(2)	74	72
Federal Home Loan Bank stock	4	22	26	4	3	7
Investment securities:
Taxable	(209)	102	(107)	(225)	(23)	(248)
Non-taxable(2)	156	68	224	(310)	89	(221)
Total interest income	1,120	904	2,024	(26)	(1,847)	(1,873)

Interest expense attributable to:
Savings deposits	(81)	58	(23)	36	(582)	(546)
NOW and money fund	72	643	715	(67)	(158)	(225)
IRA and time certificates	646	370	1,016	(106)	(361)	(467)
Short-term borrowings	17	26	43	(1)	1	-
Long-term debt	(108)	21	(87)	(101)	27	(74)
Total interest expense	546	1,118	1,664	(239)	(1,073)	(1,312)

Net interest income	$574	(214)	360	213	(774)	(561)

(1)

Non-accrual loans, if any, are included in average loan balances.

(2)

Change in interest income from non-taxable loans and investment securities is computed based on interest income determined on a taxable equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2005 vs. 2004.  Tax equivalent interest income increased $2,024,000 primarily due to a $12.1 million increase in total average interest-earning assets and secondarily to a 28 basis point (a basis point equals 0.01%) increase in the average rate earned on such assets.  The growth in average interest-earning assets occurred primarily in the loan portfolio, which increased $19.6 million on an average basis.  Commercial loans secured by real estate were responsible for most of this growth.  The increase in average rates earned was primarily due to a general increase in market rates.

Interest expense increased $1,664,000 primarily due to a 33 basis point increase in the average rate paid on interest-bearing liabilities and secondarily to an $18.2 million increase in average interest-bearing liabilities.  The increase in the average rate paid is primarily due to a general increase in market rates.  IRA and time certificates grew $18.3 million on an average basis and average NOW and money fund deposits grew $11.5 million.  These increases were partially offset by a $10.5 million decrease in average savings deposits and a $2.0 million decrease in average long-term borrowings.  Average long-term borrowings decreased primarily due to the maturation and payment in December, 2004 of a $2.0 million Federal Home Loan Bank ("FHLB") note bearing an interest rate of 4.40%.

The net interest margin decreased slightly, from 4.02% during 2004 to 3.99% during 2005.  Even though the average rate earned on interest-earning assets increased 28 basis points, this increase was offset by a 33 basis point increase in the average rate paid on interest-bearing liabilities.  Short-term rates increased significantly during 2005, while longer-term rates remained substantially stable.  Consequently, short-term rates at year-end 2005 were not significantly below long-term rates, placing further pressure on LCNB’s net interest margin.  The following table compares Constant Maturity Treasury rates, as released by the U.S. Department of the Treasury, for various maturities as of year-end 2005 and 2004.

Date	1 mo	3 mo	6 mo	1 yr	2 yr	3 yr	5 yr	7 yr	10 yr	20 yr
12/31/05	4.01%	4.08	4.37	4.38	4.41	4.37	4.35	4.36	4.39	4.61
12/31/04	1.89%	2.22	2.59	2.75	3.08	3.25	3.63	3.94	4.24	4.85

2004 vs. 2003.  Tax equivalent interest income decreased $1,873,000 primarily due to a 33 basis point decline in the average rate earned on average interest-earning assets.  The average rate earned decreased primarily because of historically low market rates.

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

Provisions and Allowance for Loan Losses

The provision for loan losses is determined by management based upon it's evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The following table presents the total loan provision and the other changes in the allowance for loan losses for the years 2001 through 2005.

	2005	2004	2003	2002	2001
	(Dollars in thousands)

Balance – Beginning of year	$2,150	2,150	2,000	2,000	2,000

Loans charged off:
Commercial and industrial	-	126	-	36	-
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	14	32	25	26	-
Consumer, excluding credit card	395	446	504	273	237
Agricultural	-	-	-	-	-
Credit Card	-	10	31	55	40
Other	335	-	-	-	-
Total loans charged off	744	614	560	390	277

Recoveries:
Commercial and industrial	19	-	-	8	-
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	9	-	-	-	-
Consumer, excluding credit card	175	124	46	31	38
Agricultural	-	-	-	-	-
Credit Card	11	1	6	3	2
Other	192	-	-	-	-
Total recoveries	406	125	52	42	40
Net charge offs	338	489	508	348	237
Provision charged to operations	338	489	658	348	237
Balance - End of year	$2,150	2,150	2,150	2,000	2,000

Ratio of net charge-offs during the period to average loans outstanding	0.10%	0.15%	0.16%	0.11%	0.07%

Ratio of allowance for loan losses to total loans at year-end	0.60%	0.64%	0.68%	0.62%	0.61%

The commercial and industrial loan charge-off of $126,000 during 2004 is due to one company that had filed bankruptcy.  Consumer loan charge-offs included $41,000 during 2004 and $25,000 during 2003 that were due to a yacht that was subsequently repossessed and sold in 2004.  The balance of increased consumer loan charge-offs during 2004 and 2003 are due to a greater number of troubled loans.

Charge-offs and recoveries classified as “Other” during 2005 represent charge-offs and recoveries on checking and NOW account overdrafts.  LCNB charges off such overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.  Prior to 2005, overdrafts considered uncollectible were netted against service charges and fees in non-interest income.

Non-Interest Income

2005 vs. 2004.  Total non-interest income for 2005 was $266,000 or 3.5% more than for 2004.  Non-interest income for 2004 included a $306,000 gain from sales of investment securities and a $403,000 gain from the sale of LCNB’s credit card portfolio.  Sales of investment securities during 2005 produced a slight loss of $8,000.  Excluding the above mentioned gains and losses, non-interest income for 2005 was $983,000 greater than for 2004.  The increase was primarily the result of increases in income from bank owned life insurance, brokerage income, insurance agency income, and service charges on deposit accounts.

Income from bank owned life insurance during 2005 totaled $487,000, compared to $29,000 for 2004.  The insurance was purchased in December, 2004, so 2005 is the first full year of income for this item.

Trust income increased $95,000 or 6.2% primarily due to growth in brokerage accounts managed.  LCNB offers brokerage investment products through a partnership with UVEST Financial Services, Inc., a registered broker/dealer.  Total brokerage accounts managed increased 45.8% during 2005, from $24.8 million at December 31, 2004 to $36.2 million at December 31, 2005.

Service charges and fees increased $182,000 or 4.7% primarily due to an increase in check card income and the absence of checking and NOW account overdraft charge-offs netted against service charges and fees on deposit accounts prior to 2005.  Beginning in 2005, checking and NOW account overdrafts are charged against the allowance for loan losses.  Check card income grew because a greater number of cards were outstanding and because of the increasing popularity of check cards as a retail payment method.

Insurance agency income increased $92,000 or 6.8% primarily due to a $60,000 increase in contingency commissions received.  Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the carrier and are generally based on underwriting results and written premiums.  As such, the amount received each year can vary significantly depending on loss experience.

Other operating income for 2005 was $110,000 or 84.6% greater than for 2004.  Approximately $85,000 of the increase was due to a gain recognized from the sale of LCNB’s former Loveland office building.

2004 vs. 2003.  Total non-interest income for 2004 was $862,000 or 12.7% more than for 2003.  The increase was primarily due to gains from the sales of investment securities and LCNB’s credit card portfolio and increases in trust income and service charges and fees.  These increases were partially offset by decreases in insurance agency income and gains from sales of mortgage loans.

Trust income increased $236,000 primarily due to an increase in the market value of assets under management, on which fees are based, and secondarily to fees received for brokerage services.   The market value of trust assets under management grew $14.6 million or 8.8% during 2004, partially due to increased market values and partially due to new clients.  During the same period, brokerage accounts managed grew $11.2 million or 82.4%.

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

Non-Interest Expense

2005 vs. 2004.  Total non-interest expense increased $808,000 or 4.9% during 2005 compared with 2004.  Much of the increase was in wages and salaries, which were approximately $540,000 or 7.8% greater in 2005 than in 2004.  The increase was primarily due to routine salary and wage increases and to additional staffing required by the respective openings of the Fairfield office during the fourth quarter, 2004 and the Lebanon High School Warrior office during the first quarter, 2005.

Occupancy expense, net increased $101,000 or 8.6%.  Increased expenditures for utilities, additional rent expense primarily for the Fairfield office, and additional depreciation expense for buildings and premises contributed to this increase.  The additional depreciation expense was primarily caused by the new Loveland office at 500 Loveland-Madeira Road, which opened during the second quarter, 2005 and replaced an office located at 615 West Loveland Avenue.

Contributing to the $116,000 or 3.8% increase in other non-interest expense were increased write-offs on bad and fraudulent checks, increased ATM maintenance costs, and increased professional expenses.  Partially offsetting these increases was a $125,000 decrease in credit card expenses due to the sale of the portfolio during 2004.

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

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2005, 2004, and 2003 were 25.0%, 27.1%, and 26.6%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and secondarily, for the 2005 period, tax-exempt earnings from bank owned life insurance.

Assets

Net loans grew $23.2 million or 6.9% during 2005 and securities available for sale grew by $20.1 million or 17.7%.  Most of the loan growth occurred in the commercial loans secured by real estate category, which grew by $17.7 million.  Most of the securities increase was in the U.S. Agency notes category, which grew by $23.4 million.  The U.S. Agency note category is composed of securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Banks.

The growth in loans and investment securities was financed through a $30.5 million decrease in federal funds sold and interest-bearing demand deposits and a $17.6 million increase in total deposits.

Deposits

As mentioned above, total deposits grew $17.6 million or 3.8% during 2005.  Transaction accounts increased $33.6 million and IRA and time certificates increased $17.5 million.  Partially offsetting these increases were an $11.8 million decrease in money fund deposits and a $21.7 million decrease in regular savings accounts.  Approximately $27.3 million of the growth in transaction accounts was due to growth in public fund demand deposits from local government entities.  The decrease in money fund deposits was significantly influenced by a policy change in LCNB’s trust department.  Trust funds in selected trust accounts were previously swept into overnight deposit accounts at the Bank.  During the third quarter, 2005, management chose to sweep these funds into overnight accounts offered by third party vendors.  At December 31, 2005, approximately $11.4 million was swept into these third party accounts, which otherwise would have been included in money fund deposits at the Bank.

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

Commitments to extend credit at December 31, 2005, totaled $74.8 million and standby letters of credit totaled $5.9 million and are more fully described in Note 10 to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Capital expenditures may include the construction or acquisition of new office buildings, improvements to LCNB's twenty-one offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Material commitments for capital expenditures outstanding as of December 31, 2005 totaled approximately $45,000.

The liquidity of LCNB is enhanced by the fact that 80.7% of total deposits at December 31, 2005, were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

An additional source of funding is borrowings from the Federal Home Loan Bank ("FHLB").  Total borrowings from the FHLB at December 31, 2005 were $2.0 million.  The total remaining borrowing capacity from the FHLB at that date was approximately $86 million.

Liquid assets include cash, federal funds sold and securities available for sale.  Except for investments in the stock of the Federal Reserve Bank and FHLB, all of LCNB's investment portfolio is classified as "available for sale" and can be readily sold to meet liquidity needs.  At December 31, 2005, LCNB's liquid assets amounted to $148.8 million or 27.6% of total gross assets, down from $156.6 million or 30.0% of total gross assets at December 31, 2004.  The primary reason for the decrease was a reduction in federal funds sold and interest-bearing demand deposits.

The following table provides information concerning LCNB's contractual obligations at December 31, 2005:

		Payments due by period
		1 year	2-3	4-5	More than
	Total	or less	years	years	5 years
	(In thousands)

Long-term debt obligations	$2,073	2,067	6	-	-
Operating lease obligations	2,239	320	263	127	1,529
Purchase obligations	45	45	-	-	-
Certificates of deposit:
$100,000 and over	61,452	25,666	12,553	9,061	14,172
Other time certificates	140,409	62,653	47,221	13,694	16,841
Total	$206,218	90,751	60,043	22,882	32,542

The following table provides information concerning LCNB's commercial commitments at December 31, 2005:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	1 year	2-3	4-5	More than
	Committed	or less	years	years	5 years
	(In thousands)

Lines of credit	$30,392	30,392	-	-	-
Standby letters of credit	5,946	1,184	40	-	4,722
Total	$36,338	31,576	40	-	4,722

Capital Resources

LCNB and Lebanon Citizens National Bank (the “Bank”) are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2005 and 2004, is included in Note 13, "Regulatory Matters", of the 2005 Annual Report to Shareholders.

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

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 200,000 total shares.  Through December 31, 2005, 95,422 shares had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 178,344 shares had been purchased under this program at December 31, 2005.

LCNB established an Ownership Incentive Plan during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The plan provides for the issuance of up to 100,000 shares.  No awards were granted during 2005 or 2002.  Stock options for 4,054 and 5,528 shares were granted to key executive officers of LCNB during the first quarters of 2004 and 2003, respectively.

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

Accounting for Intangibles.  Approximately $1.3 million of LCNB's intangible assets at December 31, 2005, represent the unamortized intangible related to LCNB's 1997 acquisition of three branch offices from another bank.  Management does not believe this acquisition meets the definition of a business combination, as described in SFAS No. 147, Acquisitions of Certain Financial Institutions, and is amortizing the intangible over ten years, subject to periodic review for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Another $252,000 of LCNB's intangible assets at December 31, 2005 is comprised of mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC").  The rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Staff Position Numbers 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, (the “FSP”) was released in November, 2005.   The FSP provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.  LCNB does not expect the guidance in the FSP to have a material affect in its consolidated financial position, results of operations, or cash flows.

SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, was issued in May, 2005.  It primarily applies to voluntary changes in accounting principles, but it also includes changes in accounting estimates and corrections of errors in previously issued financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SFAS No. 123 (revised 2004), “Share-Based Payment”, was issued in December, 2004 and replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123 (revised) focuses primarily on accounting for transactions where employees receive share-based compensation, but also covers transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments.  SFAS No. 123 (revised) generally requires an entity to recognize expense for the grant-date fair value of share-based compensation, where the original SFAS No. 123 encouraged but did not require an entity to recognize expense for such transactions.  The estimated cost of share-based compensation is to be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  SFAS No. 123 (revised) is effective for the first interim or annual reporting period that begins after June 15, 2005.  LCNB adopted SFAS No. 123 (revised) on January 1, 2005 using the modified prospective approach as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”.  Adoption of SFAS No. 123 (revised) did not have a material short-term impact on LCNB’s financial statements because of LCNB’s relatively limited use of options.

LCNB CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31

2005
Interest income	$6,548	6,837	6,977	7,240
Interest expense	1,975	2,209	2,333	2,515
Net interest income	4,573	4,628	4,644	4,725
Provision for loan losses	98	118	46	76
Net interest income after provision	4,475	4,510	4,598	4,649
Net gain on sales of securities	-	-	(8)	-
Other non-interest income	1,715	2,025	2,213	1,980
Total non-interest expenses	4,325	4,283	4,362	4,242
Income before income taxes	1,865	2,252	2,441	2,387
Provision for income taxes	459	560	620	601
Net income	$1,406	1,692	1,821	1,786

Earnings per common share:
Basic	$0.42	0.51	0.55	0.55
Diluted	0.42	0.51	0.55	0.55

2004
Interest income	$6,358	6,280	6,458	6,552
Interest expense	1,862	1,748	1,826	1,932
Net interest income	4,496	4,532	4,632	4,620
Provision for loan losses	90	210	130	59
Net interest income after provision	4,406	4,322	4,502	4,561
Net gain on sales of securities	127	-	9	170
Other non-interest income	2,051	1,776	1,713	1,813
Total non-interest expenses	4,280	3,997	4,052	4,075
Income before income taxes	2,304	2,101	2,172	2,469
Provision for income taxes	642	545	590	673
Net income	$1,662	1,556	1,582	1,796

Earnings per common share:
Basic	$0.49	0.46	0.47	0.55
Diluted	0.49	0.46	0.47	0.55

Other non-interest income for the three months ended March 31, 2004 includes the $403,000 gain from the sale of LCNB’s credit card portfolio.  Non-interest income for each of the quarters in 2005 includes earnings from bank-owned life insurance.  Such earnings are absent from other non-interest income during 2004 because LCNB did not hold bank-owned life insurance until December, 2004.  Also, service charges and fees on deposit accounts, which are included in other non-interest income, increased during each of the quarters in 2005 as compared to 2004 primarily due to increases in check card income and the absence of checking and NOW account overdraft charge-offs.  These charge-offs were netted against service charges and fees on deposit accounts during 2004.  See the previous sections titled “Provisions and Allowance for Loan Losses” and “Non-Interest Income” for more detail.

Non-interest income for the three months ended September 30, 2005 includes an $85,000 gain from the sale of LCNB’s former Loveland office building.

Included in non-interest income during the fourth quarter, 2005 and the first quarter, 2004 were insurance agency contingency commissions of $76,000 and $16,000, respectively.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2005 IRSA indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in IRSA	% Change in IRSA
Up 300	$19,851	759	3.98%
Up 200	19,611	519	2.72%
Up 100	19,364	272	1.43%
Base	19,092	-	-%
Down 100	18,757	(335)	-1.76%
Down 200	18,381	(711)	-3.73%
Down 300	18,099	(993)	-5.20%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at December 31, 2005 is shown below.  It shows a negative effect on the economic value of equity for all rate shocks.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
Up 300	$85,607	(7,150)	-7.71%
Up 200	88,857	(3,900)	-4.20%
Up 100	91,567	(1,190)	-1.28%
Base	92,757	-	-%
Down 100	91,302	(1,455)	-1.57%
Down 200	90,211	(2,546)	-2.74%
Down300	89,399	(3,358)	-3.62%

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

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are incorporated herein by reference to pages 4 through 30 of the Registrants 2005 LCNB Corp. Annual Report attached to this filing as Exhibit 13.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation of  the effectiveness of LCNB’s internal controls over financial reporting was carried out under the supervision and with the participation of LCNB’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that LCNB’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

REPORT ON MANAGEMENT’S ASSESSMENT OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

LCNB Corp. (“LCNB”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. Management of LCNB and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f.  LCNB’s internal control over financial reporting is a process designed under the supervision of LCNB’s Chief Executive Officer and the Chief Financial Officer. The purpose is to provide reasonable assurance to the Board of Directors regarding the reliability of financial reporting and the preparation of LCNB’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed LCNB’s internal controls as of December 31, 2005, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, LCNB’s internal control over financial reporting met the criteria.

J.D. Cloud & Co. L.L. P., an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2005.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson __________

/s/ Steve P. Foster_____________

Stephen P. Wilson,

Steve P. Foster,

President/CEO

Chief Financial Officer

February 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have audited management’s assessment, included in the accompanying  Report on Management Assessment of Internal Control over Financial Reporting, that  LCNB Corp. and subsidiaries (“LCNB”) maintained effective internal control over financial reporting as of  December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  LCNB’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that LCNB maintained effective internal control over financial reporting as of  December 31, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion,  the Company  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of LCNB Corp. and subsidiaries, and our report dated February 16, 2006 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.

Certified Public Accountant

Cincinnati, Ohio

February 16, 2006

Changes in Internal Control over Financial Reporting

During the fourth quarter, 2005, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 11, 2006, dated March 9, 2006, are incorporated by reference into Part III.

Item 10. Directors and Executive Officers of the Registrant

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 9, 2006), relating to "Directors and Executive Officers of the Registrant", is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 9, 2006), relating to "Compensation of Directors and Executive Officers", is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 9, 2006), relating to "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 9, 2006), relating to "Certain Relationships and Related Transactions", is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 9, 2006), relating to "Principal Accounting Fees and Services", is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – None

3.	Exhibits required by Item 601 Regulation S-K.

	(a) Exhibit No.	Exhibit Description
	3.1	Articles of Incorporation of LCNB Corp. (1)
	3.2	Code of Regulations of LCNB Corp. (2)
Material Contracts:
	10.1	LCNB Corp. Ownership Incentive Plan (3)
	10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan
	13.	Portions of LCNB Corp. 2005 Annual Report (pages 2-3 and 12-23)
	14.1	LCNB Corp. Code of Business Conduct and Ethics (4)
	14.2	LCNB Corp. Code of Ethics for Senior Financial Officers (5)
	21.	LCNB Corp. Subsidiaries
	23.	Consent of Independent Registered Public Accounting Firm
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.	Section 1350 Certifications

(1)

Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(i).

(2)

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

LCNB Corp.
(Registrant)

/s/ Stephen P. Wilson
Stephen P. Wilson President and Chairman of Board of Directors
March 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stephen P. Wilson	/s/ William H. Kaufman
Stephen P. Wilson President and Chairman (Principal Executive Officer) March 6, 2006	William H. Kaufman Director March 6, 2006

/s/ Steve P. Foster	/s/ George L. Leasure
Steve P. Foster Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) March 6, 2006	George L. Leasure Director March 6, 2006

/s/ David S. Beckett	/s/ Joseph W. Schwarz
David S. Beckett Director March 6, 2006	Joseph W. Schwarz Director March 6, 2006

/s/ Rick L. Blossom	/s/ Kathleen Porter Stolle
Rick L. Blossom Director March 6, 2006	Kathleen Porter Stolle Director March 6, 2006

/s/ Robert C. Cropper	/s/ Marvin E. Young
Robert C. Cropper Director March 6, 2006	Marvin E. Young Director March 6, 2006