Form 10-Q
period 2006-03-31
LCNB CORP
filed 2006-05-08
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

.                                                 [X] Yes         [  ] No

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

.                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of May 4, 2006 was 3,259,008 shares.

LCNB Corp.

INDEX

Page No.

Part I - Financial Information

Item 1.

Financial Statements

Consolidated Balance Sheets -

March 31, 2006, and December 31, 2005

1

Consolidated Statements of Income -

Three Months Ended March 31, 2006 and 2005

2

Consolidated Statements of Comprehensive Income -

Three Months Ended March 31, 2006 and 2005

3

Consolidated Statements of Stockholders' Equity -

Three Months Ended March 31, 2006 and 2005

4

Consolidated Statements of Cash Flows -

Three Months Ended March 31, 2006 and 2005

5

Notes to Consolidated Financial Statements

6-14

Report of Independent Registered Public Accounting Firm

15

Item 2.

Management's Discussion and Analysis of Financial

  Condition and Results of Operations

16-24

Item 3.

Quantitative and Qualitative Disclosures about

  Market Risk

25

Item 4.

Controls and Procedures

26

Part II - Other Information

Item 1.

Legal Proceedings

27

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.

Defaults Upon Senior Securities

28

Item 4.

Submission of Matters to a Vote of Security Holders

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

Signatures

29

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Cash and due from banks	$13,578	13,415
Federal funds sold and interest-bearing demand deposits	8,263	1,909
Total cash and cash equivalents	21,841	15,324

Securities available for sale, at market value	120,043	133,505
Federal Reserve Bank stock and Federal Home Loan Bank stock, at cost	3,217	3,181
Loans, net	365,501	357,651
Premises and equipment, net	12,392	12,571
Intangibles, net	1,423	1,575
Bank owned life insurance	10,630	10,515
Other assets	5,311	5,179
TOTAL ASSETS	$540,358	539,501

LIABILITIES:
Deposits -
Noninterest-bearing	$78,012	82,030
Interest-bearing	407,065	399,445
Total deposits	485,077	481,475
Long-term debt	57	2,073
Accrued interest and other liabilities	3,428	3,931
TOTAL LIABILITIES	488,562	487,479

SHAREHOLDERS' EQUITY:
Preferred stock-no par value, authorized 1,000,000 shares at March 31, 2006, none outstanding
Common stock-no par value, authorized 8,000,000, issued and outstanding 3,551,884 shares	10,560	10,560
Surplus	10,565	10,562
Retained earnings	40,241	39,612
Treasury shares at cost, 292,876 and 274,676 shares at March 31, 2006 and December 31, 2005, respectively	(8,701)	(8,011)
Accumulated other comprehensive income (loss), net of taxes	(869)	(701)
TOTAL SHAREHOLDERS' EQUITY	51,796	52,022

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$540,358	539,501

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$5,976	5,335
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	36	27
Interest on investment securities-
Taxable	697	613
Non-taxable	541	494
Other short-term investments	74	79
TOTAL INTEREST INCOME	7,324	6,548

INTEREST EXPENSE:
Interest on deposits	2,669	1,942
Interest on borrowings	60	33
TOTAL INTEREST EXPENSE	2,729	1,975
NET INTEREST INCOME	4,595	4,573
PROVISION FOR (REDUCTION IN ALLOWANCE FOR) LOAN LOSSES	(112)	98

NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION IN ALLOWANCE FOR) LOAN LOSSES	4,707	4,475

NON-INTEREST INCOME:
Trust income	493	324
Service charges and fees	920	926
Net loss on sales of securities	(12)	-
Insurance agency income	382	311
Bank owned life insurance income	114	118
Other operating income	64	46
TOTAL NON-INTEREST INCOME	1,961	1,725

NON-INTEREST EXPENSE:
Salaries and wages	1,915	1,829
Pension and other employee benefits	535	502
Equipment expenses	255	272
Occupancy expense, net	334	350
State franchise tax	160	152
Marketing	92	120
Intangible amortization	146	146
Other non-interest expense	1,095	964
TOTAL NON-INTEREST EXPENSE	4,532	4,335

INCOME BEFORE INCOME TAXES	2,136	1,865
PROVISION FOR INCOME TAXES	527	459
NET INCOME	$1,609	1,406

Dividends declared per common share	$0.30	0.29

Earnings per common share:
Basic	$0.49	0.42
Diluted	0.49	0.42

Average shares outstanding:
Basic	3,267,789	3,326,606
Diluted	3,269,077	3,327,982

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net Income	$1,609	1,406

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $90 and $402 for the three months ended March 31, 2006 and 2005, respectively	(176)	(781)

Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $4 for the three months ended March 31, 2006)	8	-

Total comprehensive income	$1,441	625

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders'
	Shares	Surplus	Earnings	Shares	Income (Loss)	Equity

Balance January 1, 2005	$10,560	10,553	36,735	(6,078)	526	52,296

Net income			1,406			1,406

Change in estimated fair value of securities available for sale, net of tax and reclassification adjustment					(781)	(781)

Compensation expense relating to stock options		2				2

Treasury shares purchased				(116)		(116)

Cash dividends declared,
$0.29 per share			(964)			(964)

Balance March 31, 2005	$10,560	10,555	37,177	(6,194)	(255)	51,843

Balance January 1, 2006	$10,560	10,562	39,612	(8,011)	(701)	52,022

Net income			1,609			1,609

Change in estimated fair value of securities available for sale, net of tax and reclassification adjustment					(168)	(168)

Compensation expense relating to stock options		3				3

Treasury shares purchased				(690)		(690)

Cash dividends declared,
$0.30 per share			(980)			(980)

Balance March 31, 2006	$10,560	10,565	40,241	(8,701)	(869)	51,796

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,609	1,406
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	548	639
Provision for (reduction in allowance for) loan losses	(112)	98
Federal Home Loan Bank stock dividends	(36)	(27)
Earnings on bank owned life insurance	(114)	(118)
Realized loss on sales of securities available for sale	12	-
Mortgage loans originated for sale	(1,223)	(728)
Realized gains from sales of mortgage loans	(21)	(11)
Proceeds from sales of mortgage loans	1,231	731
Compensation expense related to stock options	3	2
(Increase) decrease in income receivable	(64)	(335)
(Increase) decrease in other assets	(48)	(197)
Increase (decrease) in other liabilities	330	267
TOTAL ADJUSTMENTS	506	321

NET CASH FLOWS FROM OPERATING ACTIVITIES	2,115	1,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	8,204	-
Proceeds from maturities of securities available for sale	10,317	5,065
Purchase of securities available for sale	(5,366)	(20,394)
Net decrease (increase) in loans	(7,816)	(4,115)
Proceeds from sale of other real estate acquired through foreclosure	65	-
Purchases of premises and equipment	(85)	(937)
NET CASH FLOWS FROM INVESTING ACTIVITIES	5,319	(20,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	3,602	1,861
Net change in short-term borrowings	(833)	(359)
Principal payments on long-term debt	(2,016)	(16)
Cash dividends paid	(980)	(964)
Purchases of treasury shares	(690)	(116)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(917)	406

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,517	(18,248)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,324	43,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,841	24,867

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest paid	$2,742	1,976
Income tax paid	-	23

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

The accompanying (a) consolidated balance sheet as of December 31, 2005, which has been derived from financial statements audited by J.D. Cloud & Co. L.L.P., LCNB’s registered independent public accounting firm (“J.D. Cloud”), and (b) the unaudited interim consolidated financial statements, which have been reviewed by J.D. Cloud in accordance with standards established by the Public Company Accounting Oversight Board, as indicated by their report included herein and which does not express an opinion on those statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 10-01.

Certain prior period data presented in the financial statements have been reclassified to conform with the current year presentation.

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

Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2005 Form 10-K filed with the SEC.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 2 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three months ended March 31, 2006 and 2005 (thousands, except share and per share data):

	For the Three Months
	Ended March 31,
	2006	2005

Net income	$1,609	1,406

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	3,267,789	3,326,606

Add- Dilutive effect of stock options	1,288	1,376

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	3,269,077	3,327,982

Basic earnings per common share	$0.49	0.42

Diluted earnings per common share	$0.49	0.42

Note 3 -  Investment Securities

The amortized cost and estimated market value of available-for-sale investment securities at March 31, 2006 and December 31, 2005 are summarized as follows (thousands):

	March 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury notes	$4,187	-	55	4,132
U.S. Agency notes	39,471	-	472	38,999
U.S. Agency mortgage-backed securities	20,193	3	704	19,492
Municipal securities:
Non-taxable	52,417	393	364	52,446
Taxable	5,091	2	119	4,974
	$121,359	398	1,714	120,043

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 3 – Investment Securities (continued)

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

U.S. Treasury notes	$4,181	-	55	4,126
U.S. Agency notes	47,669	1	471	47,199
U.S. Agency mortgage-backed securities	21,480	7	629	20,858
Municipal securities:
Non-taxable	55,637	484	295	55,826
Taxable	5,600	4	108	5,496
	$134,567	496	1,558	133,505

Information concerning securities with gross unrealized losses at March 31, 2006 and December 31, 2005, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (thousands):

	March 31, 2006
	Less than Twelve Months		More than Twelve Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$-	-	4,132	55
U.S. Agency notes	26,982	221	12,017	251
U.S. Agency mortgage- backed securities	1,826	19	17,055	685
Municipal securities:
Non-taxable	16,831	162	11,811	202
Taxable	1,522	16	2,795	103
	$47,161	418	47,810	1,296

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at March 31, 2006 have not been recognized in income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 - Loans

Major classifications of loans at March 31, 2006 and December 31, 2005 are as follows (thousands):

	March 31,	December 31,
	2006	2005

Commercial and industrial	$34,871	34,607
Commercial, secured by real estate	133,115	124,823
Residential real estate	159,771	161,656
Consumer	37,113	35,879
Agricultural	1,842	1,978
Other loans	95	152
Lease financing	32	37
	366,839	359,132
Deferred net origination costs	712	669
	367,551	359,801
Allowance for loan losses	(2,050)	(2,150)
Loans – net	$365,501	357,651

Changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 were as follows (thousands):

	Three Months Ended
	March 31,
	2006	2005

Balances, beginning of year	$2,150	2,150
Provision for (reduction in allowance for) loan losses	(112)	98
Charge-offs	(101)	(196)
Recoveries	113	98
Balances, end of period	$2,050	2,150

Charge-offs for the three months ended March 31, 2006 and 2005 consisted of consumer loans and checking and NOW account overdrafts.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 – Loans (continued)

Non-accrual, past-due, and restructured loans as of March 31, 2006 and December 31, 2005 were as follows (thousands):

	March 31,	December 31,
	2006	2005

Non-accrual loans	$806	785
Past-due 90 days or more and still accruing	58	61
Restructured loans	1,262	1,717
Total	$2,126	2,563

Non-accrual loans at March 31, 2006 consisted of two real estate mortgage loans and one home equity line of credit loan.  Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans.  Loans past-due 90 days or more and still accruing interest at March 31, 2006 and December 31, 2005 consisted primarily of consumer loans.  The restructured loan at both dates is a commercial loan secured by a combination of mortgages and other collateral.  The smaller balance on March 31, 2006 is due to principal payments received.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at March 31, 2006 and December 31, 2005 were $45,766,000 and $46,244,000, respectively.  Loans sold to the FHLMC during the three months ended March 31, 2006 and 2005 totaled $1,223,000 and $728,000, respectively.

Note 5 – Long-Term Debt and Other Borrowings

On March 31, 2006, a $2 million advance from the Federal Home Loan Bank, bearing an interest rate of 5.54%, matured and was paid in full by LCNB.

At March 31, 2006 and December 31, 2005, accrued interest and other liabilities include U.S. Treasury demand note borrowings of approximately $198,000 and $1,031,000, respectively.  The interest rate on these borrowings is variable and was 4.68% and 4.00% at March 31, 2006 and December 31, 2005, respectively.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 6 – Regulatory Capital

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

	At	At
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Regulatory Capital:
Shareholders' equity	$51,796	52,022
Goodwill and other intangibles	(1,202)	(1,348)
Net unrealized securities losses	869	701
Tier 1 risk-based capital	51,463	51,375

Eligible allowance for loan losses	2,050	2,150
Total risk-based capital	$53,513	53,525

Capital ratios:
Total risk-based	14.67%	14.94%
Tier 1 risk-based	14.11%	14.34%
Leverage	9.52%	9.55%

Minimum Requited Capital Ratios:
Total risk-based	8.00%	8.00%
Tier 1 risk-based	4.00%	4.00%
Tier 1 leverage	3.00%	3.00%

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2006 and December 31, 2005 were as follows (thousands):

	March 31,	December 31,
	2006	2005

Commitments to extend credit	$69,999	74,753
Standby letters of credit	5,752	5,946

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  They include amounts not drawn in line of credit loans, commitments to make new loans, and unused overdraft protection amounts on demand and NOW accounts.  Commitments generally have fixed expiration dates or other termination clauses.  At March 31, 2006, $13,490,000 of such commitments was for fixed rate products and unused overdraft protection amounts and $56,509,000 was for adjustable rate products.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At March 31, 2006 and December 31, 2005, outstanding guarantees of $1,698,000 and $1,892,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation  in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at March 31, 2006 and December 31, 2005 was approximately $4.1 million.  The letter of credit will expire on July 15, 2009.  It is secured by an assignment of rents and the underlying real property.

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

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 8 - Stock Options

Under the Ownership Incentive Plan (the "Plan") LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 100,000 shares.  As of March 31, 2006, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at March 31, 2006 were as follows (thousands):

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date
$26.1875	5,528	$26.1875	3,317	$26.1875	-	Feb, 2013
35.3150	4,054	35.3150	1,622	35.3150	-	Jan, 2014
37.1500	4,047	37.1500	-	-	-	Jan, 2016
	13,629	32.1577	4,939	29.1850	-

The estimated weighted-average fair value of the options granted in 2006 was $9.24 per option.  The fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

2006
Risk-free interest rate	4.64%
Average dividend yield	3.04%
Volatility factor of the expected market
price of the Company's common stock	22.70%
Average life	8.5 years

Compensation expense recognized in the consolidated statements of income for all stock options granted prior to January 1, 2005 is determined using the modified prospective approach as allowed by SFAS No. 123 (revised).  Total expense related to options included in salaries and wages in the consolidated statements of income for the three months ended March 31, 2006 and 2005 were $3,000 and $2,000, respectively.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 9 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three months ended March 31, 2006 and 2005, are summarized as follows (thousands):

	For the Three Months
	Ended March 31,
	2006	2005

Service cost	$161	155
Interest cost	82	73
Expected return on plan assets	(90)	(80)
Amortization of net (gain) loss	-	1
Net periodic pension cost	$153	149

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $875,000 to its pension plan in 2006.  As of March 31, 2006, no contributions have been made.

Note 10 – Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” was issued in February, 2006.  It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  LCNB has not made any transactions covered by SFAS No. 155 and is not affected by the pronouncement.

SFAS No. 156, “Accounting for Servicing of Financial Assets,” was issued in March, 2006.  It amends SFAS No. 140 and requires that a separately recognized mortgage servicing asset or liability be initially measured at fair value.  After initial recognition, an entity may choose either the amortization method or the fair value method for subsequent measurement.  Under the amortization method, the servicing asset or liability is amortized to income over the estimated life of the asset or liability.  Under the fair value method, the servicing asset or liability is measured at fair value at each financial reporting date and changes in fair value are recognized to income.  This statement is effective at the beginning of the first fiscal year beginning after September 15, 2006.  LCNB will be required to account for all new servicing assets or liabilities acquired on or after January 1, 2007 in accordance with SFAS No. 156.  Management does not anticipate that adoption of SFAS No. 156 will have a material affect on LCNB’s income due to the limited number of loans currently being sold in the secondary market.

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three-month periods ended March 31, 2006 and 2005.  These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2005 (presented herein), and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 16, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

May 3, 2006

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

Results of Operations

Earnings for the first quarter of 2006 were $1,609,000 or $0.49 basic and diluted earnings per share, compared to $1,406,000 or $0.42 basic and diluted earnings per share for the first quarter of 2005.  Return on average assets for the quarters ended March 31, 2006 and 2005 were 1.21% and 1.09%, respectively.  Return on average equity for the first quarter, 2006 was 12.46%, compared to 10.83% for the first quarter, 2005.

The increase in net income during the first quarter, 2006 was significantly influenced by:

•

a $210,000 decrease in the provision for loan losses;

•

a $169,000 increase in trust and brokerage income, partly from new business and partly from fee modifications; and

•

a $69,000 increase in contingency commissions recognized by Dakin Insurance Agency.

Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium.  As such, the amount received each year can vary significantly depending on loss experience.

Net Interest Income

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2006 and 2005, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Three Months Ended March 31,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$362,465	$5,976	6.69%	$338,498	$5,335	6.39%
Federal funds sold and interest- bearing demand deposits	6,625	74	4.53	14,790	79	2.17
Federal Reserve Bank stock	647	-	-	647	-	-
Federal Home Loan Bank stock	2,535	36	5.76	2,412	27	4.54
Investment securities:
Taxable	70,747	697	4.00	71,234	613	3.49
Non-taxable (2)	55,091	820	6.04	52,389	748	5.79
Total interest-earning assets	498,110	7,603	6.19	479,970	6,802	5.75
Non-earning assets	44,691			43,233
Allowance for loan losses	(2,160)			(2,157)
Total assets	$540,641			$521,046

Interest-bearing deposits	$401,141	2,669	2.70	388,706	1,942	2.03
Short-term borrowings	2,803	32	4.63	495	3	2.46
Long-term debt	2,043	28	5.56	2,129	30	5.71
Total interest-bearing liabilities	405,987	2,729	2.73	391,330	1,975	2.05
Demand deposits	79,546			74,620
Other liabilities	2,756			2,453
Capital	52,352			52,643
Total liabilities and capital	$540,641			$521,046

Net interest rate spread (3)			3.46			3.70

Net interest income and net
interest margin on a taxable
equivalent basis (4)		$4,874	3.97		$4,827	4.08

Ratio of interest-earning assets
To interest-bearing liabilities	122.69%			122.65%

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in tax-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2006 as compared to the comparable period in 2005.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	March 31,
	2006 vs. 2005
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$388	253	641
Federal funds sold and interest- bearing demand deposits	(60)	55	(5)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	1	8	9
Investment securities:
Taxable	(4)	88	84
Nontaxable	39	33	72
Total interest income	364	437	801

Interest-bearing Liabilities:
Deposits	64	663	727
Short-term borrowings	24	5	29
Long-term debt	(1)	(1)	(2)
Total interest expense	87	667	754
Net interest income	$277	(230)	47

Net interest income on a fully tax-equivalent basis for the three months ended March 31, 2006 totaled $4,874,000, a slight increase of $47,000 from the comparable period in 2005.  Total interest income increased $801,000 and was largely offset by an increase in total interest expense of $754,000.

The increase in total interest income was due to a 44 basis point (a basis point equals 0.01%) increase in the average rate earned on earning assets, from 5.75% for the first quarter of 2005 to 6.19% for the first quarter of 2006, and to an $18.1 million increase in average interest earning assets, from $480.0 million for the three months ended March 31, 2005 to $498.1 million for the same period in 2006.  The increase in average interest earning assets was due to a $24.0 million increase in average loans, partially offset by a decrease of $8.2 million in federal funds sold and interest-bearing demand deposits.  Most of the loan growth was in the commercial real estate loan portfolio.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest expense was primarily due to a 68 basis point increase in the average rate paid and secondarily to a $14.7 million increase in average interest-bearing liabilities.  Most of the increase in average interest-bearing liabilities was in the deposit category, which increased $12.4 million, while average short-term borrowings increased $2.3 million.  Most of the increase in average interest-bearing deposits was in certificate of deposit, IRA, and NOW accounts, partially offset by decreases in regular savings and money fund investment accounts.

The net interest margin narrowed 11 basis points in the first quarter, 2006 compared to the first quarter, 2005. The tighter margin reflects highly competitive market pricing conditions for both loans and deposits, resulting in average deposit rates increasing faster than average loan rates.

Provision and Allowance for Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  The allowance for loan losses at March 31, 2006 is $100,000 less than at March 31, 2005 due primarily to an improvement in the credit quality of one significant loan during the quarter.  The total loan loss provision or reduction in the allowance for loan losses and other changes are shown below.

	Three Months Ended
	March 31,
	2005	2005
	(In thousands)

Balance, beginning of period	$2,150	2,150

Charge-offs	(101)	(196)
Recoveries	113	98
Net (charge-offs) recoveries	12	(98)

Provision for (reduction in allowance for) loan losses	(112)	98

Balance, end of period	$2,050	2,150

Charge-offs for the three months ended March 31, 2006 and 2005 consisted of consumer loans and checking and NOW account overdrafts.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table sets forth information regarding non-accrual, past due, and restructured loans of LCNB at the dates indicated:

	March 31,	December 31,
	2005	2005
	(In thousands)

Non-accrual loans	$806	785
Past-due 90 days or more and still accruing	58	61
Restructured loans	1,262	1,717
Total	$2,126	2,563

Non-accrual loans at March 31, 2006 consisted of two real estate mortgage loans and one home equity line of credit loan.  Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans.  Loans past-due 90 days or more and still accruing interest at March 31, 2006 and December 31, 2005 consisted primarily of consumer loans.  The restructured loan at both dates is a commercial loan secured by a combination of mortgages and other collateral.  The smaller balance on March 31, 2006 is due to principal payments received.

Non -Interest Income

Non-interest income for 2006 was $236,000 or 13.7% greater than for the same period in 2005 primarily due to the increases in trust, brokerage, and contingency commissions previously mentioned.

Non-Interest Expense

Non-interest expense for the first quarter, 2006 was $197,000 or 4.5% greater than for the first quarter, 2005, primarily due to increases in salaries and wages, employee benefits, and ATM expenses.  Salaries and wages increased $86,000 due to normal wage increases and additional staffing.  Employee benefits increased $33,000 due to increases in health insurance and FICA matching costs.  Approximately $103,000 of the $131,000 increase in other non-interest expense is due to increased ATM expenses, primarily due to fee adjustments related to prior periods.

Income Taxes

LCNB’s effective tax rates for the three months ended March 31, 2006 and 2005 were 24.7% and 24.6%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt income from bank owned life insurance.

 LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

	CONDENSED QUARTERLY AVERAGE
	BALANCE SHEETS
	March 31,	December 31,	September 30,
	2006	2005	2005
	(In thousands)
ASSETS
Interest earning:
Federal funds sold and interest-bearing demand deposits	$6,625	8,615	4,852
Investment securities	129,020	134,262	140,636
Loans	362,465	353,744	350,073
Total interest-earning assets	498,110	496,621	495,561

Noninterest-earning:
Cash and due from banks	15,269	14,660	16,120
All other assets	29,422	29,457	29,611
Allowance for credit losses	(2,160)	(2,154)	(2,154)
TOTAL ASSETS	$540,641	538,584	539,138

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$401,141	397,556	398,953
Short-term borrowings	2,803	693	3,640
Long-term debt	2,043	2,081	2,097
Total interest-bearing liabilities	405,987	400,330	404,690

Noninterest-bearing:
Noninterest-bearing deposits	79,546	83,261	79,207
All other liabilities	2,756	2,704	2,821
TOTAL LIABILITIES	488,289	486,295	486,718

SHAREHOLDERS' EQUITY	52,352	52,289	52,420

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$540,641	538,584	539,138

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Average loans increased approximately $8.7 million or 2.5% during the first quarter, 2006 compared to the fourth quarter, 2005.  The increase was primarily due to growth in the commercial real estate loan category and secondarily to growth in the consumer and residential real estate loan categories.  This growth was partially offset be a decrease in average home equity line of credit loans outstanding.

Average investment securities decreased approximately $5.2 million when comparing the average balance for the first quarter, 2006 with the average balance for the fourth quarter, 2005.  This reflects the maturation of $10.3 million and sale of $8.2 million of investment securities during the first quarter, 2006.  Purchases of new investment securities during the first quarter totaled $5.4 million.  The funds freed by the difference between maturities and sales and new purchases were used to support growth in the loan portfolio.

Average interest-bearing deposits increased $3.6 million when comparing the first quarter, 2006 with the fourth quarter, 2005.  Average certificate of deposit accounts equal to $100,000 or more increased $6.9 million and average NOW and Premier Checking accounts increased a combined $3.1 million.  These increases were partially offset with a $4.1 million decrease in average regular savings, a $1.6 million decrease in average money fund investment accounts, and a $1.1 million decrease in average certificate of deposit accounts less than $100,000.

Total interest-bearing deposits at March 31, 2006 were $407.1 million, a $7.7 million increase from the $399.4 million balance at December 31, 2005.  NOW accounts increased $18.3 million and IRA certificate of deposit accounts increased $0.7 million.  These increases were offset by declines in the remaining interest-bearing deposit classifications.  The increase in the NOW account classification was due to a $21.0 million increase in public fund NOW account deposits.  Public fund deposits represent deposits by local and state governmental entities, and balances maintained are highly volatile.

Long-term debt at March 31, 2006 was $57,000, which was a $2.0 million decrease from the balance at December 31, 2005.  The decrease is due to the maturation and payment in full of a $2.0 Federal Home Loan Bank note on March 31, 2006.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold, interest-bearing demand deposits, and securities available for sale.  At March 31, 2006, LCNB’s liquid assets amounted to $141.9 million or 26.3% of total assets, a slight decrease from $148.8 million or 27.6% at December 31, 2005.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 77.3% of total deposits at March 31, 2006 were core deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit equal to or greater than $100,000.  Secondary sources of liquidity include LCNB’s ability to sell loan participations, borrow funds from the Federal Home Loan Bank, purchase federal funds, or use a line of credit established with another bank.

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

LCNB Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” was issued in February, 2006.  It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  LCNB has not made any transactions covered by SFAS No. 155 and is not affected by the pronouncement.

SFAS No. 156, “Accounting for Servicing of Financial Assets,” was issued in March, 2006.  It amends SFAS No. 140 and requires that a separately recognized mortgage servicing asset or liability be initially measured at fair value.  After initial recognition, an entity may choose either the amortization method or the fair value method for subsequent measurement.  Under the amortization method, the servicing asset or liability is amortized to income over the estimated life of the asset or liability.  Under the fair value method, the servicing asset or liability is measured at fair value at each financial reporting date and changes in fair value are recognized to income.  LCNB will be required to account for all new servicing assets or liabilities acquired on or after January 1, 2007 in accordance with SFAS No. 156.  Management does not anticipate that adoption of SFAS No. 156 will have a material affect on LCNB’s income due to the limited number of loans currently being sold in the secondary market.

LCNB Corp. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2006 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in NII	% Change in NII
Up 300	$18,787	295	1.60%
Up 200	18,695	203	1.10%
Up 100	18,600	108	0.58%
Base	18,492	-	-%
Down 100	18,343	(149)	-0.81%
Down 200	18,122	(370)	-2.00%
Down 300	17,850	(642)	-3.47%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at March 31, 2006 is shown below.  It shows a negative effect on the economic value of equity for increases in interest rates and a slight positive effect for decreases in rates. The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$78,627	(9,692)	-10.97%
Up 200	82,258	(6,061)	-6.86%
Up 100	85,647	(2,672)	-3.03%
Base	88,319	-	-%
Down 100	88,878	559	0.63%
Down 200	88,712	393	0.44%
Down300	88,800	481	0.54%

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

LCNB Corp. and Subsidiaries

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of March 31, 2006, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

LCNB Corp. and Subsidiaries

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings - Not Applicable

Item 1A.  Risk Factors – No material changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue.  The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program" LCNB was originally authorized to  purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 200,000 total shares.  Through March 31, 2006, 113,622 shares had been purchased under this program.  The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the three months ended March 31, 2006:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs

January	-	$-	-	104,578
February	15,300	37.97	15,300	89,278
March	2,900	38.00	2,900	86,378
Total	18,200	$37.98	18,200	86,378

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 178,344 shares have been purchased since the inception of this program.  No shares were purchased during the first quarter, 2006.

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders  - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits

	Exhibit No.	Title
	3(i)	Articles of Incorporation – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(i)

	3(ii)	Regulations – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii)

	10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to
Registrant’s Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A

	10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership
Incentive Plan – incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2

	15	Letter regarding unaudited interim financial information.

	31.1	Certification of Chief Executive Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer
under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 8, 2006

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

May 8, 2006

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer