Form 10-Q
period 2006-06-30
LCNB CORP
filed 2006-07-31
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

.                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of July 28, 2006 was 3,238,408 shares.

LCNB Corp.

INDEX

Page No.

Part I - Financial Information

Item 1.      Financial Statements

Consolidated Balance Sheets -

June 30, 2006, and December 31, 2005

1

Consolidated Statements of Income -

Three and Six Months Ended June 30, 2006 and 2005

2

Consolidated Statements of Comprehensive Income -

Three and Six Months Ended June 30, 2006 and 2005

3

Consolidated Statements of Stockholders' Equity -

Six Months Ended June 30, 2006 and 2005

4

Consolidated Statements of Cash Flows -

Six Months Ended June 30, 2006 and 2005

5

Notes to Consolidated Financial Statements

6-15

Report of Independent Registered Public Accounting Firm

16

Item 2.      Management's Discussion and Analysis of Financial

    Condition and Results of Operations

17-29

Item 3.      Quantitative and Qualitative Disclosures about

   Market Risks

30

Item 4.      Controls and Procedures

31

Part II - Other Information

Item 1.      Legal Proceedings

32

Item 1A.   Risk Factors

32

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.      Defaults Upon Senior Securities

33

Item 4.      Submission of Matters to a Vote of Security Holders

33

Item 5.      Other Information

33

Item 6.      Exhibits

34

Signatures

35

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Cash and due from banks	$15,794	13,415
Federal funds sold and interest-bearing demand deposits	12,407	1,909
Total cash and cash equivalents	28,201	15,324

Securities available for sale, at market value	112,049	133,505
Federal Reserve Bank stock and Federal Home
Loan Bank stock, at cost	3,254	3,181
Loans, net	371,452	357,651
Premises and equipment, net	12,210	12,571
Intangibles, net	1,777	1,575
Bank owned life insurance	10,746	10,515
Other assets	6,392	5,179
TOTAL ASSETS	$546,081	539,501

LIABILITIES:
Deposits –
Noninterest-bearing	$79,467	82,030
Interest-bearing	411,443	399,445
Total deposits	490,910	481,475
Long-term debt	40	2,073
Accrued interest and other liabilities	3,215	3,931
TOTAL LIABILITIES	494,165	487,479

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value, authorized 1,000,000 shares,
none outstanding	-	-
Common stock – no par value, authorized 8,000,000 shares,
issued and outstanding 3,551,884 shares	10,560	10,560
Surplus	10,569	10,562
Retained earnings	40,874	39,612
Treasury shares at cost, 298,276 and 274,676 shares at
June 30, 2006 and December 31, 2005, respectively	(8,907)	(8,011)
Accumulated other comprehensive income (loss), net of taxes	(1,180)	(701)
TOTAL SHAREHOLDERS’ EQUITY	51,916	52,022

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$546,081	539,501

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$6,159	5,479	12,135	10,814
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	56	49	92	76
Interest on investment securities –
Taxable	649	646	1,346	1,259
Non-taxable	486	495	1,027	989
Other short-term investments	121	168	195	247
TOTAL INTEREST INCOME	7,471	6,837	14,795	13,385

INTEREST EXPENSE:
Interest on deposits	2,898	2,176	5,567	4,118
Interest on borrowings	11	33	71	66
TOTAL INTEREST EXPENSE	2,909	2,209	5,638	4,184
NET INTEREST INCOME	4,562	4,628	9,157	9,201
PROVISION FOR LOAN LOSSES	146	118	34	216

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,416	4,510	9,123	8,985

NON-INTEREST INCOME:
Trust income	450	421	943	745
Service charges and fees	1,084	1,014	2,004	1,940
Net gain (loss) on sales of securities	-	-	(12)	-
Insurance agency income	466	409	848	720
Bank-owned life insurance income	116	116	230	234
Other operating income	62	76	126	122
TOTAL NON-INTEREST INCOME	2,178	2,036	4,139	3,761

NON-INTEREST EXPENSE:
Salaries and wages	1,988	1,877	3,903	3,706
Pension and other employee benefits	481	479	1,016	981
Equipment expenses	266	261	521	533
Occupancy expense, net	317	292	651	642
State franchise tax	153	150	313	302
Marketing	103	123	195	243
Intangible amortization	151	147	297	293
Other non-interest expense	971	965	2,066	1,929
TOTAL NON-INTEREST EXPENSE	4,430	4,294	8,962	8,629
INCOME BEFORE INCOME TAXES	2,164	2,252	4,300	4,117
PROVISION FOR INCOME TAXES	555	560	1,082	1,019
NET INCOME	$1,609	1,692	3,218	3,098

Dividends declared per common share	$0.30	0.29	0.60	0.58

Earnings per common share:
Basic	$0.49	0.51	0.99	0.93
Diluted	0.49	0.51	0.99	0.93

Average shares outstanding:
Basic	3,256,132	3,312,498	3,261,945	3,319,482
Diluted	3,257,405	3,313,803	3,263,194	3,320,823

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Income	$1,609	1,692	3,218	3,098

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $161 and $69 for the three months ended June 30, 2006 and 2005, respectively, and net of taxes of $251 and $333 for the six months ended June 30, 2006 and 2005, respectively)	(311)	134	(487)	(647)

Reclassification adjustment for net realized gain (loss) on sale of available-for-sale securities included in net income (net of taxes $4 for the six months ended June 30, 2006, respectively)	-	-	8	-

TOTAL COMPREHENSIVE INCOME	$1,298	1,826	2,739	2,451

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Surplus	Earnings	Shares	Income (Loss)	Equity
Balance January 1, 2006	$10,560	10,562	39,612	(8,011)	(701)	52,022

Net income			3,218			3,218

Change in estimated fair value of securities available-for-sale, net of tax and reclassification adjustment					(479)	(479)

Compensation expense relating to stock options		7				7

Treasury shares purchased				(896)		(896)

Cash dividends declared, $0.60 per share			(1,956)			(1,956)
Balance June 30, 2006	$10,560	10,569	40,874	(8,907)	(1,180)	51,916

Balance January 1, 2005	$10,560	10,553	36,735	(6,078)	526	52,296

Net income			3,098			3,098

Change in estimated fair value of securities available-for-sale, net of tax and reclassification adjustment					(647)	(647)

Compensation expense relating to stock options		4				4

Treasury shares purchased				(862)		(862)

Cash dividends declared, $0.58 per share			(1,923)			(1,923)
Balance June 30, 2005	$10,560	10,557	37,910	(6,940)	(121)	51,966

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,218	3,098
Adjustments to reconcile net income to net cash flows from
operating activities –
Depreciation, amortization, and accretion	1,114	1,317
Provision for loan losses	34	216
Federal Home Loan Bank stock dividends	(73)	(57)
Bank owned life insurance income	(230)	(234)
Realized loss on sales of securities available for sale	12	-
Mortgage loans originated for sale	(2,125)	(2,796)
Realized gains from sales of mortgage loans	(35)	(47)
Proceeds from sales of mortgage loans	2,137	2,812
Compensation expense related to stock options	7	4
(Increase) decrease in income receivable	145	(333)
(Increase) decrease in other assets	(444)	(387)
Increase (decrease) in other liabilities	64	196
TOTAL ADJUSTMENTS	606	691
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,824	3,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	8,204	-
Proceeds from maturities of securities available for sale	20,270	17,695
Purchases of securities available for sale	(7,848)	(46,638)
Net decrease (increase) in loans	(14,739)	(12,224)
Net cash paid for acquisition	(514)	-
Proceeds from sale of other real estate acquired through foreclosure	84	-
Purchases of premises and equipment	(174)	(1,359)
Proceeds from sales of premises and equipment	-	9
NET CASH FLOWS FROM INVESTING ACTIVITIES	5,283	(42,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	9,435	21,630
Net change in short-term borrowings	(780)	(540)
Principal payments on long-term debt	(2,033)	(32)
Cash dividends paid	(1,956)	(1,923)
Purchases of treasury shares	(896)	(862)
NET CASH FLOWS FROM FINANCING ACTIVITIES	3,770	18,273

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,877	(20,455)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,324	43,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,201	22,660

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$5,605	4,179
Income taxes	1,031	996

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to real estate acquired through foreclosure	752	32

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

The unaudited interim consolidated financial statements, which have been reviewed by J.D. Cloud & Co. L.L.P., LCNB’s independent registered public accounting firm, in accordance with standards established by the Public Company Accounting Oversight Board, as indicated by their report included herein and which does not express an opinion on those statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 10-01.

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

Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2005 Form 10-K filed with the SEC.

Note 2 - Acquisition

On May 31, 2006, Dakin purchased the existing book of business of Altemeier Oliver & Company Agency, Inc. (“AOC”), an independent insurance agency located in Blue Ash, Ohio. The acquisition of AOC will be accounted for using the purchase accounting method and the results of operations of AOC have been included in the consolidated financial statements of LCNB since the acquisition date.  LCNB and Dakin are in the process of finalizing the allocation of the purchase price to the acquired assets, which consist solely of intangible assets, including a customer list and covenants not to compete. LCNB anticipates the amortization period of the collective intangible assets will approximate ten years.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income	$1,609	1,692	3,218	3,098

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	3,256,132	3,312,498	3,261,945	3,319,482

Add dilutive effect of stock options	1,273	1,305	1,249	1,341

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	3,257,405	3,313,803	3,263,194	3,320,823

Basic earnings per common share	$0.49	0.51	0.99	0.93

Diluted earnings per common share	$0.49	0.51	0.99	0.93

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 -  Investment Securities

The amortized cost and estimated market value of available-for-sale investment securities at June 30, 2006 and December 31, 2005 are summarized as follows (thousands):

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury notes	$4,192	-	51	4,141
U.S. Agency notes	36,993	-	531	36,462
U.S. Agency mortgage-backed securities	18,966	1	959	18,008
Municipal securities:
Non-taxable	47,004	325	436	46,893
Taxable	6,683	1	139	6,545
	$113,838	327	2,116	112,049

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

U.S. Treasury notes	$4,181	-	55	4,126
U.S. Agency notes	47,669	1	471	47,199
U.S. Agency mortgage-backed securities	21,480	7	629	20,858
Municipal securities:
Non-taxable	55,637	484	295	55,826
Taxable	5,600	4	108	5,496
	$134,567	496	1,558	133,505

Information concerning securities with gross unrealized losses at June 30, 2006, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (thousands):

	Less than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$-	-	4,141	51
U.S. Agency notes	10,663	54	25,799	477
U.S. Agency mortgage- backed securities	2,065	53	15,764	906
Municipal securities:
Non-taxable	13,656	180	13,082	256
Taxable	2,261	5	4,029	134
	$28,645	292	62,815	1,824

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 -  Investment Securities (continued)

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at June 30, 2006 have not been recognized into income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

Note 5 - Loans

Major classifications of loans at June 30, 2006 and December 31, 2005 are as follows (thousands):

	June 30,	December 31,
	2006	2005
Commercial and industrial	$32,370	34,607
Commercial, secured by real estate	136,533	124,823
Residential real estate	162,386	161,656
Consumer	38,813	35,879
Agricultural	2,452	1,978
Other loans	137	152
Lease financing	16	37
	372,707	359,132
Deferred net origination costs	796	669
	373,503	359,801
Less allowance for loan losses	2,051	2,150
Loans, net	$371,452	357,651

Changes in the allowance for loan losses for the six months ended June 30, 2006 and 2005 were as follows (thousands):

	Six Months Ended
	June 30,
	2006	2005
Balances, beginning of year	$2,150	2,150
Provision for loan losses	34	216
Charge-offs	(324)	(403)
Recoveries	191	191
Balances, end of period	$2,051	2,154

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 5 - Loans (continued)

Charge-offs for the six months ended June 30, 2006 consisted of residential and commercial real estate loans, consumer loans, and checking and NOW account overdrafts.  Charge-offs for the six months ended June 30, 2005 consisted primarily of consumer loans and checking and NOW account overdrafts.

Non-accrual, past-due, and restructured loans as of June 30, 2006 and December 31, 2005 were as follows (thousands):

	June 30,	December 31,
	2006	2005
Non-accrual loans	$360	785
Past-due 90 days or more and still accruing	142	61
Restructured loans	3,610	1,717
Total	$4,112	2,563

Non-accrual loans at June 30, 2006 consisted of one real estate mortgage loan and one loan secured by farmland.  Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans.  Loans past-due 90 days or more and still accruing interest at June 30, 2006 consisted of one real estate mortgage loan and consumer loans.  Loans past-due 90 days or more at  December 31, 2005 consisted primarily of consumer loans.

Restructured loans at June 30, 2006 and December 31, 2005 include a commercial loan secured by a combination of mortgages and other collateral.  The principal balance of this loan at June 30, 2006 and December 31, 2005 was $1,262,000 and $1,717,000, respectively.  The reduction in the balance as of June 30, 2006 is due to principal payments received.  Restructured loans at June 30, 2006 include two additional commercial loans to a single borrower that are secured by commercial real estate.

Real estate acquired through foreclosure was $752,000 and $85,000 at June 30, 2006 and December 31, 2005, respectively, and is included in “other assets” in the consolidated balance sheets.  Real estate acquired at June 30, 2006 consisted of one single-family residential home.  Real estate acquired at December 31, 2005 consisted of two single-family residential homes that were sold in 2006.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at June 30, 2006 and December 31, 2005 were $44,819,000 and $46,244,000, respectively.  Loans sold to the FHLMC during the three and six months ended June 30, 2006 totaled $902,000 and $2,125,000, respectively, and $2,068,000 and $2,796,000 during the three and six months ended June 30, 2005, respectively.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 6 – Long-Term Debt and Other Borrowings

On March 31, 2006, a $2 million advance from the Federal Home Loan Bank, bearing an interest rate of 5.54%, matured and was paid in full by LCNB.

At June 30, 2006 and December 31, 2005, accrued interest and other liabilities included U.S. Treasury demand note borrowings of approximately $251,000 and $1,031,000, respectively.  The interest rate on these borrowings is variable and was 4.94% and 4.00% at June 30, 2006 and December 31, 2005, respectively.

Note 7 – Regulatory Capital

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

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 7 – Regulatory Capital (continued)

	At	At
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Regulatory Capital:
Shareholders' equity	$51,916	52,022
Goodwill and other intangibles	(1,563)	(1,348)
Net unrealized securities losses (gains)	1,180	701
Tier 1 risk-based capital	51,533	51,375

Eligible allowance for loan losses	2,051	2,150
Total risk-based capital	$53,584	53,525

Capital ratios:
Total risk-based (required 8.00%)	14.45%	14.94%
Tier 1 risk-based (required 4.00%)	13.90%	14.34%
Leverage (required 3.00%)	9.54%	9.55%

Note 8 - Commitments and Contingent Liabilities

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2006 and December 31, 2005 were as follows (thousands):

	June 30,	December 31,
	2006	2005
Commitments to extend credit	$89,642	74,753
Standby letters of credit	5,761	5,946

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 8 – Commitments and Contingent Liabilities (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  They include amounts not drawn on line of credit loans, commitments to make new loans, and unused overdraft protection amounts on demand and NOW accounts.  Commitments generally have fixed expiration dates or other termination clauses.  At June 30, 2006, $17,580,000 of such commitments were for fixed rate products and unused overdraft protection amounts and $72,062,000 were for adjustable rate products.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At June 30, 2006 and December 31, 2005, outstanding guarantees of $1,707,000 and $1,892,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at June 30, 2006 and December 31, 2005 was approximately $4.1 million.  The letter of credit will expire on July 15, 2009.  It is secured by an assignment of rents and the underlying real property.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Management believes that LCNB has sufficient liquidity to fund its commitments.

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

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 9 - Stock Options

Under the Ownership Incentive Plan (the "Plan") LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 100,000 shares.  As of June 30, 2006, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at June 30, 2006 were as follows (thousands):

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date
$26.1875	5,528	$26.1875	3,317	$26.1875	-	Feb, 2013
35.3150	4,054	35.3150	1,622	35.3150	-	Jan, 2014
37.9000	3,967	37.9000	-	-	-	Jan, 2016
	13,549	32.3478	4,939	29.1850	-

The estimated weighted-average fair value of the options granted in 2006 was $9.01 per option.  The fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

2006
Risk-free interest rate	4.64%
Average dividend yield	3.04%
Volatility factor of the expected market
price of the Company's common stock	22.70%
Average life	8.5 years

Compensation expense recognized in the consolidated statements of income for all stock options granted prior to January 1, 2005 is determined using the modified prospective approach as allowed by SFAS No. 123 (revised).  Total expense related to options included in salaries and wages in the consolidated statements of income for the three and six months ended June 30, 2006 were $4,000 and $7,000, respectively and $2,000 and $4,000 for the three and six months ended June 30, 2005, respectively.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 10 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three and six months ended June 30, 2006 and 2005, are summarized as follows (thousands):

		For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$161	157	322	312
Interest cost	83	74	165	147
Expected return on plan assets	(91)	(81)	(181)	(161)
Amortization on net (gain) loss	1	-	1	1
Net periodic pension cost	154	150	307	299

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $875,000 to its pension plan in 2006.  As of June 30, 2006, no contributions have been made.

Note 11 – Recent Accounting Pronouncements

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

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” was issued in July, 2006.  It provides additional guidance for financial statement recognition of tax positions taken in tax returns.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Management does not anticipate that the guidance in the interpretation will have a material affect on LCNB’s financial results.

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of June 30, 2006, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2006 and 2005, and the related consolidated statements of shareholders’ equity and cash flows for each of the six-month periods ended June 30, 2006 and 2005.  These financial statements are the responsibility of the Company's management.

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

July 27, 2006

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

Acquisition

On May 31, 2006, Dakin purchased the existing book of business of Altemeier Oliver & Company Agency, Inc. (“AOC”), an independent insurance agency located in Blue Ash, Ohio. The acquisition of AOC will be accounted for using the purchase accounting method and the results of operations of AOC have been included in the consolidated financial statements of LCNB since the acquisition date.  LCNB and Dakin are in the process of finalizing the allocation of the purchase price to the acquired assets, which consist solely of intangible assets, including a customer list and covenants not to compete. LCNB anticipates the amortization period of the collective intangible assets will approximate ten years.

Results of Operations

LCNB earned $1,609,000 or $0.49 per share for the three months ended June 30, 2006, compared to $1,692,000 or $0.51 per share for the three months ended June 30, 2005.  The return on average assets (ROAA) for the second quarter, 2006 was 1.19% and the return on average equity (ROAE) was 12.35%, compared with an ROAA of 1.26% and an ROAE of 13.01% for the second quarter of 2005.  The decrease in net income for the second quarter, 2006 is primarily attributable to a decrease in net interest income, an increase in the provision for loan losses, and an increase in non-interest expense.  These items were partially offset by an increase in non-interest income.

LCNB earned $3,218,000 or $0.99 per share during the first six months of 2006 compared to $3,098,000 or $0.93 per share for the first six months of 2005.  The ROAA and ROAE for the first six months of 2006 were 1.20% and 12.41%, respectively.  The comparable ratios for the first six months of 2005 were 1.18% and 11.92%, respectively.  The provision for loan losses for the 2006 period was less than the provision recorded during the 2005 period and non-interest income for the first six months of 2006 was greater than the amount for the comparable 2005 period.  These positive effects on net income were partially offset by a decrease in net interest income and an increase in non-interest expense.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net Interest Income

Three Months Ended June 30, 2006 vs. 2005.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2006 and 2005, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$368,541	$6,160	6.70%	$344,787	$5,479	6.37%
Federal funds sold and interest- bearing demand deposits	9,903	121	4.90%	21,905	168	3.08%
Federal Reserve Bank stock	647	19	11.78%	647	19	11.78%
Federal Home Loan Bank stock	2,571	37	5.77%	2,438	30	4.94%
Investment securities:
Taxable	66,080	649	3.94%	74,346	646	3.49%
Non-taxable (2)	50,658	736	5.83%	53,014	750	5.67%
Total earnings assets	498,400	7,722	6.21%	497,137	7,092	5.72%
Non-earning assets	43,860			44,306
Allowance for loan losses	(2,052)			(2,154)
Total assets	$540,208			$539,289

Interest-bearing deposits	$404,434	2,898	2.87%	$405,538	2,176	2.15%
Short-term debt	854	10	4.70%	648	4	2.48%
Long-term debt	48	1	8.36%	2,113	29	5.50%
Total interest-bearing liabilities	405,336	2,909	2.88%	408,299	2,209	2.17%
Demand deposits	79,779			76,455
Other liabilities	2,813			2,369
Capital	52,280			52,166
Total liabilities and capital	$540,208			$539,289

Net interest rate spread (3)			3.33%			3.55%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$4,813	3.87%		$4,883	3.94%

Ratio of interest-earning assets to interest-bearing liabilities	122.96%			121.76%

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2006 as compared to the same period in 2005.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30,
	2006 vs. 2005
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$389	292	681
Federal funds sold and interest-bearing demand deposits	(118)	71	(47)
Federal Home Loan Bank stock	2	5	7
Investment securities:
Taxable	(76)	79	3
Nontaxable	(34)	20	(14)
Total interest income	163	467	630

Interest-bearing Liabilities:
Deposits	(6)	728	722
Short-term borrowings	2	4	6
Long-term debt	(38)	10	(28)
Total interest expense	(42)	742	700
Net interest income	$205	(275)	(70)

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2006 totaled $4,813,000, a decrease of $70,000 from the comparable period in 2005.  Total interest expense increased $700,000, which was partially offset by an increase in total interest income of $630,000.

The increase in total interest income was primarily due to a 49 basis point (one basis point equals 0.01%) increase in the average rate earned on earning assets and secondarily to a $1.3 million increase in average interest earning assets, from $497.1 million for the three months ended June 30, 2005 to $498.4 million for the same period in 2006.  The increase in interest earning assets was primarily from loan growth, which increased by $23.8 million on an average basis.  The increase in the average rate earned on earning assets was primarily due to general increases in market interest rates.

The increase in total interest expense was primarily due to a 71 basis point increase in the average rate paid, slightly offset by a $3.0 million decrease in average interest-bearing liabilities.  The increase in the average rate paid on interest-bearing liabilities was primarily due to general increases in market interest rates.

The net interest margin narrowed 7 basis points in the second quarter, 2006 compared to the second quarter, 2005. The tighter margin reflects highly competitive market pricing conditions for both loans and deposits and a relatively flat yield curve between short-term and long-term interest rates.  As a result, average deposit rates increased faster than average loan rates.

Six Months Ended June 30, 2006 vs. 2005.

The following table presents, for the six months ended June 30, 2006 and 2005, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Six Months Ended June 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$365,520	$12,136	6.70%	$341,660	$10,814	6.38%
Federal funds sold and interest- bearing demand deposits	8,273	195	4.75%	18,367	247	2.71%
Federal Reserve Bank stock	647	19	5.92%	647	19	5.92%
Federal Home Loan Bank stock	2,553	73	5.77%	2,425	57	4.74%
Investment securities:
Taxable	68,401	1,346	3.97%	72,799	1,259	3.49%
Non-taxable (2)	52,862	1,556	5.94%	52,703	1,498	5.73%
Total earnings assets	498,256	15,325	6.20%	488,601	13,894	5.73%
Non-earning assets	44,289			43,779
Allowance for loan losses	(2,106)			(2,156)
Total assets	$540,439			$530,224

Interest-bearing deposits	$402,796	5,567	2.79%	$397,168	4,118	2.09%
Short-term debt	1,823	42	4.65%	572	7	2.47%
Long-term debt	1,040	29	5.62%	2,121	59	5.61%
Total interest-bearing liabilities	405,659	5,638	2.80%	399,861	4,184	2.11%
Demand deposits	79,698			75,571
Other liabilities	2,766			2,388
Capital	52,316			52,404
Total liabilities and capital	$540,439			$530,224

Net interest rate spread (3)			3.40%			3.62%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$9,687	3.92%		$9,710	4.01%

Ratio of interest-earning assets to interest-bearing liabilities	122.83%			122.19%

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2006 as compared to the same period in 2005.

	Six Months Ended
	June 30,
	2006 vs. 2005
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$777	545	1,322
Federal funds sold and interest-bearing demand deposits	(179)	127	(52)
Federal Home Loan Bank stock	3	13	16
Investment securities:
Taxable	(79)	166	87
Nontaxable	5	53	58
Total interest income	527	904	1,431

Interest-bearing Liabilities:
Deposits	59	1,390	1,449
Short-term borrowings	25	10	35
Long-term debt	(30)	-	(30)
Total interest expense	54	1,400	1,454
Net interest income	$473	(496)	(23)

Net interest income on a fully tax-equivalent basis for the first half of 2006 totaled $9,687,000, a $23,000 decrease from the first half of 2005.  Total interest expense increased $1,454,000 and was partially offset by an increase in total interest income of $1,431,000.

The increase in total interest income was due primarily to a 47 basis point increase in the average rate earned on earning assets, from 5.73% for the first half of 2005 to 6.20% for the first half of 2006, and secondarily to a $9.7 million increase in average total earning assets.  The increase in average earning assets was due to a $23.9 million increase in average loans, largely offset by a $10.1 decrease in federal funds sold and interest-bearing demand deposits and a $4.2 million decrease in investment securities.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest expense was due primarily to a 69 basis point increase in the average rate paid on interest-bearing liabilities.  The net interest margin narrowed 9 basis points in the first half of 2006 compared to the first half of 2005 for substantially the same reasons previously discussed.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  The total loan loss provision and the other changes in the allowance for loan losses are shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Balance, beginning of period	$2,050	2,150	2,150	2,150

Charge-offs	(223)	(207)	(324)	(403)
Recoveries	78	93	191	191
Net charge-offs	(145)	(114)	(133)	(212)

Provision for loan losses	146	118	34	216
Balance, end of period	$2,051	2,154	2,051	2,154

Charge-offs for the six months ended June 30, 2006 consisted of residential and commercial real estate loans, consumer loans, and checking and NOW account overdrafts.  Charge-offs for the six months ended June 30, 2005 consisted primarily of consumer loans and checking and NOW account overdrafts.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

	June 30,	December 31,
	2006	2005
	(In thousands)
Non-accrual loans	$360	785
Past-due 90 days or more and still accruing	142	61
Restructured loans	3,610	1,717
Total	$4,112	2,563

Non-accrual loans at June 30, 2006 consisted of one real estate mortgage loan and one loan secured by farmland.  Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans.  Loans past-due 90 days or more and still accruing interest at June 30, 2006 consisted of one real estate mortgage loan and consumer loans.  Loans past-due 90 days or more at  December 31, 2005 consisted primarily of consumer loans.

Restructured loans at June 30, 2006 and December 31, 2005 include a commercial loan secured by a combination of mortgages and other collateral.  The principal balance of this loan at June 30, 2006 and December 31, 2005 was $1,262,000 and $1,717,000, respectively.  The reduction in the balance as of June 30, 2006 is due to principal payments received.  Restructured loans at June 30, 2006 include two additional commercial loans to a single borrower that are secured by commercial real estate.

Non -Interest Income

Three Months Ended June 30, 2006 vs. 2005.

Non-interest income of $2,178,000 for the second quarter of 2006 was $142,000, or 7.0%, greater than for the same period in 2005 primarily due to a $29,000 increase in trust income, a $57,000 increase in insurance agency income, and a $70,000 increase in service charges and fees.  Trust income increased primarily due to an increase in brokerage fees, resulting from new business.  Insurance agency income increased primarily due to new business.  Service charges and fees increased primarily due to an increase in check card income and an increase in the number of non-sufficient fund charges.  Check card income grew because a greater number of cards were outstanding and because of the increasing popularity of check cards as a retail payment method.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Six Months Ended June 30, 2006 vs. 2005.

Non-interest income of $4,139,000 for the first half of 2006 was $378,000, or 10.1%, greater than for the same period in 2005 primarily due to a $198,000 increase in trust income, a $128,000 increase in insurance agency income, and a $64,000 increase in service charges and fees.  The increase in trust income was primarily due to an increase in brokerage income resulting from new business and from trust fee modifications.  Insurance agency income increased due to an increase in contingency income recognized during the first quarter and due to new business.  Service charges and fees increased primarily due to an increase in check card income.

Non-Interest Expense

Three Months Ended June 30, 2006 vs. 2005.

Total non-interest expense increased $136,000, or 3.2%, during the second quarter, 2006 compared to the second quarter, 2005, primarily due to increases in salaries and wages.  Salaries and wages increased $111,000, or 5.9%, primarily due to additional employees and routine salary and wage increases.

Six Months Ended June 30, 2006 vs. 2005.

Total non-interest expense increased $333,000, or 3.9%, during the first half, 2006 compared to the first half of 2005 primarily due to a $197,000 increase in salaries and wages and a $112,000 increase in ATM expense, which is included in other non-interest expense.  Salaries and wages increased for substantially the same reasons discussed above.  The increase in ATM expense is primarily due to fee adjustments from the vendor related to prior periods that were recognized during the first quarter, 2006.

Income Taxes

LCNB’s effective tax rates for the six months ended June 30, 2006 and 2005 were 25.2% and 24.8%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Financial Condition

Federal funds sold and interest bearing demand deposits totaled $12.4 million at June 30, 2006, or $10.5 more than at December 31, 2005.  The increase reflects management’s decision to build cash and cash equivalents to fund increased loan demand and to service higher levels of public fund deposits.

Securities available for sale had a market value of $112.0 million at June 30, 2006, approximately $21.5 million less than at December 31, 2005.  Increases in unrealized losses during the first half of 2006 comprise only $0.6 million of the decline.  The balance of the decrease primarily reflects management’s decision to invest most of the funds received from investment maturities and calls in federal funds sold and interest bearing demand deposits, thus building cash and cash equivalents, and in new loans.

Gross loans, before the allowance for loan losses, at June 30, 2006 were $373.5 million, approximately $13.7 million greater than at December 31, 2005.  Commercial loans secured by real estate comprised $11.7 million of the increase and consumer loans comprised another $2.9 million of the increase.

Interest-bearing deposits at June 30, 2006 totaled $411.4 million, approximately $12.0 million greater than at December 31, 2005.  NOW accounts increased $29.1 million, partially offset by declines in money market deposit accounts, regular savings, and time deposits.  The increase in the NOW account classification was primarily due to a $26.1 million increase in public fund NOW account deposits.  Public fund deposits represent deposits by local and state governmental entities, and balances maintained are highly volatile.

Long-term debt at June 30, 2006 was $40,000, which was a $2.0 million decrease from the balance at December 31, 2005.  The decrease is due to the maturation and payment in full of a $2.0 Federal Home Loan Bank note on March 31, 2006.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheets. The analysis uses quarterly averages to give a better indication of balance sheet trends.

	CONDENDSED QUARTERLY AVERAGE
	BALANCE SHEETS
	June 30,	March 31,	December 31,
	2006	2006	2005
	(In thousands)
ASSETS
Interest earning:
Federal funds sold and interest-bearing demand deposits	$9,903	6,625	8,615
Investment securities	119,956	129,020	134,262
Loans	368,541	362,465	353,744
Total interest-earning assets	498,400	498,110	496,621

Noninterest-earning:
Cash and due from banks	13,949	15,269	14,660
All other assets	29,911	29,422	29,457
Allowance for credit losses	(2,052)	(2,160)	(2,154)
TOTAL ASSETS	$540,208	540,641	538,584

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$404,434	401,141	397,556
Short-term borrowings	854	2,803	693
Long-term debt	48	2,043	2,081
Total interest-bearing liabilities	405,336	405,987	400,330

Noninterest-bearing:
Noninterest-bearing deposits	79,779	79,546	83,261
All other liabilities	2,813	2,756	2,704
TOTAL LIABILITIES	487,928	488,289	486,295

SHAREHOLDERS' EQUITY	52,280	52,352	52,289

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$540,208	540,641	538,584

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Average total interest-earning assets increased approximately $0.3 million during the second quarter, 2006 compared to the first quarter, 2006.  Federal funds sold and interest-bearing demand deposits increased $3.3 million, investment securities decreased $9.1 million, and loans increased $6.1 million for substantially the same reasons discussed above.

Average total interest-bearing liabilities decreased approximately $0.7 million during the second quarter, 2006, compared to the first quarter, 2006.  Interest-bearing deposits grew $3.3 million and long-term debt decreased $2.0 million for substantially the same reasons discussed above.  Average short-term borrowings decreased $2.0 million because, with higher balances in cash and cash equivalents during the second quarter, overnight borrowings decreased.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At June 30, 2006, LCNB’s liquid assets amounted to $140.2 million or 25.7% of total gross assets, a  decrease from $148.8 million or 27.6% at December 31, 2005.  Liquid assets decreased, despite a $12.9 million increase in cash and cash equivalents, due to the $21.5 million decrease in securities available for sale.  The decrease in liquidity was used primarily to fund new lending activity.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s trade area.  Approximately 76.5% of total deposits at June 30, 2006 were “core” deposits, a decrease from 80.7% at December 31, 2005.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  Core deposits decreased because of the previously discussed increase in public fund deposits and decreases in money market deposit accounts, regular savings, and time deposit accounts.

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

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” was issued in July, 2006.  It provides additional guidance for financial statement recognition of tax positions taken in tax returns.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Management does not anticipate that the guidance in the interpretation will have a material affect on LCNB’s financial results.

LCNB Corp. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2006 IRSA indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$18,935	149	0.80%
Up 200	18,891	105	0.56%
Up 100	18,843	57	0.31%
Base	18,786	-	-%
Down 100	18,683	(103)	-0.55%
Down 200	18,504	(282)	-1.50%
Down 300	18,274	(512)	-2.72%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at June 30, 2006 is shown below.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$93,166	(10,355)	-10.00%
Up 200	97,300	(6,221)	-6.01%
Up 100	100,919	(2,602)	-2.51%
Base	103,521	-	-%
Down 100	103,555	34	0.03%
Down 200	101,035	(2,486)	-2.40%
Down300	96,806	(6,715)	-6.49%

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

LCNB Corp. and Subsidiaries

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of June 30, 2006, LCNB's disclosure controls and procedures were effective.

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

Under the "Market Repurchase Program" LCNB was originally authorized to  purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 200,000 total shares.  Through June 30, 2006, 119,022 shares had been purchased under this program.  The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the three months ended June 30, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	-	$-	-	86,378
May 1-31, 2006	5,400	38.00	5,400	80,978
June 1-30, 2006	-	-	-	80,978
Total	5,400	38.00	5,400	80,978

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 178,344 shares have been purchased under this program since its inception.  No shares were purchased during the second quarter, 2006.

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 3.     Defaults Upon Senior Securities - Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of the shareholders of LCNB Corp. was held on April 11, 2006.

One item was voted on by the shareholders of LCNB:  Election of three Class I directors to serve until the 2009 Annual Meeting.

The following nominees were elected as Class I directors by the votes indicated:

Director	For	Withheld
David S. Beckett	2,772,823	27,410
Spencer S. Cropper	2,793,926	6,307
Stephen P. Wilson	2,772,823	27,410

The following Class II and III members of the Board of Directors have terms expiring in

2007 and 2008, respectively:

   Class II:   Joseph W. Schwarz and Kathleen Porter Stolle

   Class III:  Rick L. Blossom, Steve P. Foster, William H. Kaufman, George L. Leasure

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
Ended December 31, 2005, Exhibit 10.2.

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

July 31, 2006

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

July 31, 2006

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer