Form 10-Q
period 2006-09-30
LCNB CORP
filed 2006-10-31
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

.                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of October 30, 2006 was 3,227,408 shares.

LCNB Corp.

INDEX

Page No.

Part I - Financial Information

Item 1.      Financial Statements

Consolidated Balance Sheets -

September 30, 2006, and December 31, 2005

1

Consolidated Statements of Income -

Three and Nine Months Ended September 30, 2006 and 2005

2

Consolidated Statements of Comprehensive Income -

Three and Nine Months Ended September 30, 2006 and 2005

3

Consolidated Statements of Stockholders' Equity -

Nine Months Ended September 30, 2006 and 2005

4

Consolidated Statements of Cash Flows -

Nine Months Ended September 30, 2006 and 2005

5

Notes to Consolidated Financial Statements

6-17

Report of Independent Registered Public Accounting Firm

18

Item 2.      Management's Discussion and Analysis of Financial

    Condition and Results of Operations

19-32

Item 3.      Quantitative and Qualitative Disclosures about

   Market Risks

33

Item 4.      Controls and Procedures

34

Part II - Other Information

Item 1.      Legal Proceedings

35

Item 1A.   Risk Factors

35

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3.      Defaults Upon Senior Securities

36

Item 4.      Submission of Matters to a Vote of Security Holders

36

Item 5.      Other Information

36

Item 6.      Exhibits

36

Signatures

37

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Cash and due from banks	$16,920	13,415
Federal funds sold and interest-bearing demand deposits	4,820	1,909
Total cash and cash equivalents	21,740	15,324

Securities available for sale, at market value	107,150	133,505
Federal Reserve Bank stock and Federal Home
Loan Bank stock, at cost	3,292	3,181
Loans, net	386,309	357,651
Premises and equipment, net	12,055	12,571
Intangibles, net	1,602	1,575
Bank-owned life insurance	10,862	10,515
Other assets	6,999	5,179
TOTAL ASSETS	$550,009	539,501

LIABILITIES:
Deposits –
Noninterest-bearing	$78,275	82,030
Interest-bearing	414,925	399,445
Total deposits	493,200	481,475
Long-term debt	-	2,073
Accrued interest and other liabilities	4,909	3,931
TOTAL LIABILITIES	498,109	487,479

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value, authorized 1,000,000 shares,
none outstanding	-	-
Common stock – no par value, authorized 8,000,000 shares,
issued and outstanding 3,551,884 shares	10,560	10,560
Surplus	10,573	10,562
Retained earnings	41,412	39,612
Treasury shares at cost, 324,476 and 274,676 shares at
September 30, 2006 and December 31, 2005, respectively	(9,888)	(8,011)
Accumulated other comprehensive loss, net of taxes	(757)	(701)
TOTAL SHAREHOLDERS’ EQUITY	51,900	52,022

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$550,009	539,501

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$6,489	5,632	18,624	16,446
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	38	30	130	106
Interest on investment securities –
Taxable	678	733	2,024	1,992
Non-taxable	464	542	1,491	1,531
Other short-term investments	154	40	349	287
TOTAL INTEREST INCOME	7,823	6,977	22,618	20,362

INTEREST EXPENSE:
Interest on deposits	3,289	2,269	8,856	6,387
Interest on borrowings	14	64	85	130
TOTAL INTEREST EXPENSE	3,303	2,333	8,941	6,517
NET INTEREST INCOME	4,520	4,644	13,677	13,845
PROVISION FOR LOAN LOSSES	66	46	100	262

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,454	4,598	13,577	13,583

NON-INTEREST INCOME:
Trust income	504	516	1,447	1,261
Service charges and fees	1,071	1,056	3,075	2,996
Net loss on sales of securities	-	(8)	(12)	(8)
Insurance agency income	391	344	1,239	1,064
Bank-owned life insurance income	117	132	347	366
Other operating income	9	174	135	296
TOTAL NON-INTEREST INCOME	2,092	2,214	6,231	5,975

NON-INTEREST EXPENSE:
Salaries and wages	2,009	1,893	5,912	5,599
Pension and other employee benefits	501	498	1,517	1,479
Equipment expenses	267	268	788	801
Occupancy expense, net	367	317	1,018	959
State franchise tax	154	151	467	453
Marketing	85	70	280	313
Intangible amortization	162	149	459	442
Other non-interest expense	984	1,025	3,050	2,954
TOTAL NON-INTEREST EXPENSE	4,529	4,371	13,491	13,000
INCOME BEFORE INCOME TAXES	2,017	2,441	6,317	6,558
PROVISION FOR INCOME TAXES	511	620	1,593	1,639
NET INCOME	$1,506	1,821	4,724	4,919

Dividends declared per common share	$0.30	0.29	0.90	0.87

Earnings per common share:
Basic	$0.47	0.55	1.45	1.49
Diluted	0.47	0.55	1.45	1.48

Average shares outstanding:
Basic	3,236,066	3,297,848	3,253,192	3,311,763
Diluted	3,237,284	3,299,129	3,254,431	3,313,083

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Income	$1,506	1,821	4,724	4,919

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $218 and $49 for the three months ended September 30, 2006 and 2005, respectively, and net of taxes of $33 and $382 for the nine months ended September 30, 2006 and 2005, respectively)	423	(95)	(64)	(742)

Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $3 for the three months ended September 30, 2005 and net of taxes of $4 and $3 for the nine months ended September 30, 2006 and 2005, respectively)	-	5	8	5

TOTAL COMPREHENSIVE INCOME	$1,929	1,731	4,668	4,182

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Surplus	Earnings	Shares	Income (Loss)	Equity
Balance January 1, 2006	$10,560	10,562	39,612	(8,011)	(701)	52,022

Net income			4,724			4,724

Change in estimated fair value of securities available for sale, net of tax and reclassification adjustment					(56)	(56)

Compensation expense relating to stock options		11				11

Treasury shares purchased				(1,877)		(1,877)

Cash dividends declared, $0.90 per share			(2,924)			(2,924)
Balance September 30, 2006	$10,560	10,573	41,412	(9,888)	(757)	51,900

Balance January 1, 2005	$10,560	10,553	36,735	(6,078)	526	52,296

Net income			4,919			4,919

Change in estimated fair value of securities available for sale, net of tax and reclassification adjustment					(737)	(737)

Compensation expense relating to stock options		6				6

Treasury shares purchased				(1,419)		(1,419)

Cash dividends declared, $0.87 per share			(2,877)			(2,877)
Balance September 30, 2005	$10,560	10,559	38,777	(7,497)	(211)	52,188

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,724	4,919
Adjustments to reconcile net income to net cash flows from
operating activities –
Depreciation, amortization, and accretion	1,680	1,958
Provision for loan losses	100	262
Federal Home Loan Bank stock dividends	(111)	(87)
Bank-owned life insurance income	(347)	(366)
Realized loss on sales of securities available for sale	12	8
Realized loss (gain) on sale of premises and equipment	32	(83)
Mortgage loans originated for sale	(2,471)	(5,643)
Realized gains from sales of mortgage loans	(41)	(95)
Proceeds from sales of mortgage loans	2,485	5,673
Compensation expense related to stock options	11	6
(Increase) decrease in income receivable	(238)	(434)
(Increase) decrease in other assets	(886)	330
Increase (decrease) in other liabilities	34	6
TOTAL ADJUSTMENTS	260	1,535
NET CASH FLOWS FROM OPERATING ACTIVITIES	4,984	6,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	8,204	10,988
Proceeds from maturities of securities available for sale	34,162	28,540
Purchases of securities available for sale	(16,218)	(61,389)
Net decrease (increase) in loans	(29,754)	(17,761)
Net cash paid for acquisition	(515)	-
Proceeds from sale of other real estate acquired through foreclosure	84	-
Purchases of premises and equipment	(332)	(1,508)
Proceeds from sales of premises and equipment	6	327
NET CASH FLOWS FROM INVESTING ACTIVITIES	(4,363)	(40,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	11,725	17,088
Net change in short-term borrowings	921	432
Principal payments on long-term debt	(2,050)	(48)
Cash dividends paid	(2,924)	(2,877)
Purchases of treasury shares	(1,877)	(1,419)
NET CASH FLOWS FROM FINANCING ACTIVITIES	5,795	13,176

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,416	(21,173)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,324	43,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,740	21,942

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$8,947	6,543
Income taxes	1,646	1,676

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to real estate acquired through foreclosure	752	32

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

The unaudited interim consolidated financial statements, which have been reviewed by J.D. Cloud & Co. L.L.P., LCNB’s independent registered public accounting firm, in accordance with standards established by the Public Company Accounting Oversight Board, as indicated by their report included herein and which does not express an opinion on those statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 10-01.

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

Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2005 Form 10-K filed with the SEC.

Note 2 - Acquisition

On May 31, 2006, Dakin purchased the existing book of business of Altemeier Oliver & Company Agency, Inc. (“AOC”), an independent insurance agency located in Blue Ash, Ohio. The acquisition of AOC was accounted for using the purchase accounting method and the results of operations of AOC have been included in the consolidated financial statements of LCNB since the acquisition date.  The acquired assets consisted solely of a customer list intangible asset. This intangible asset will be amortized on a straight-line basis over a ten year period.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 3 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three and nine months ended September 30 (dollars in thousands, except share and per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net income	$1,506	1,821	4,724	4,919

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	3,236,066	3,297,848	3,253,192	3,311,763

Add- Dilutive effect of stock options	1,218	1,281	1,239	1,320

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	3,237,284	3,299,129	3,254,431	3,313,083

Basic earnings per common share	$0.47	0.55	1.45	1.49

Diluted earnings per common share	$0.47	0.55	1.45	1.48

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 -  Investment Securities

The amortized cost and estimated market value of available-for-sale investment securities at September 30, 2006 and December 31, 2005 are summarized as follows (thousands):

	September 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury notes	$1,197	-	24	1,173
U.S. Agency notes	36,297	11	359	35,949
U.S. Agency mortgage-backed securities	17,785	1	703	17,083
Municipal securities:
Non-taxable	47,129	319	323	47,125
Taxable	5,874	19	95	5,798
Marketable equity securities	14	8	-	22
	$108,296	358	1,504	107,150

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

U.S. Treasury notes	$4,181	-	55	4,126
U.S. Agency notes	47,669	1	471	47,199
U.S. Agency mortgage-backed securities	21,480	7	629	20,858
Municipal securities:
Non-taxable	55,637	484	295	55,826
Taxable	5,600	4	108	5,496
	$134,567	496	1,558	133,505

Information concerning securities with gross unrealized losses at September 30, 2006, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (thousands):

	Less than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$-	-	1,173	24
U.S. Agency notes	4,986	6	28,923	353
U.S. Agency mortgage- backed securities	440	2	16,180	701
Municipal securities:
Non-taxable	5,542	37	18,997	286
Taxable	-	-	3,523	95
	$10,968	45	68,796	1,459

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4 -  Investment Securities (continued)

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at September 30, 2006 have not been recognized into income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

Note 5 - Loans

Major classifications of loans at September 30, 2006 and December 31, 2005 are as follows (thousands):

	September 30,	December 31,
	2006	2005

Commercial and industrial	$35,442	34,607
Commercial, secured by real estate	138,887	124,823
Residential real estate	171,137	161,656
Consumer	38,853	35,879
Agricultural	3,049	1,978
Other loans	104	152
Lease financing	16	37
	387,488	359,132
Deferred net origination costs	872	669
	388,360	359,801
Less allowance for loan losses	2,051	2,150
Loans, net	$386,309	357,651

Changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 were as follows (thousands):

	Nine Months Ended
	September 30,
	2006	2005

Balances, beginning of year	$2,150	2,150
Provision for loan losses	100	262
Charge-offs	(495)	(557)
Recoveries	296	296
Balances, end of period	$2,051	2,151

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 5 - Loans (continued)

Charge-offs for the nine months ended September 30, 2006 consisted primarily of consumer loans, and checking and NOW account overdrafts, but also included some residential and commercial real estate loans.  Charge-offs for the nine months ended September 30, 2005 consisted primarily of checking and NOW account overdrafts and consumer loans.

Non-accrual, past-due, and restructured loans as of September 30, 2006 and December 31, 2005 were as follows (thousands):

	September 30,	December 31,
	2006	2005

Non-accrual loans	$380	785
Past-due 90 days or more and still accruing	108	61
Restructured loans	3,594	1,717
Total	$4,082	2,563

Non-accrual loans at September 30, 2006 consisted of one loan secured by farmland, one real estate mortgage loan, and one commercial loan.  Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans.  Loans past-due 90 days or more and still accruing interest at September 30, 2006 consisted of one real estate mortgage loan and consumer loans.  Loans past-due 90 days or more at December 31, 2005 consisted primarily of consumer loans.

Restructured loans at September 30, 2006 and December 31, 2005 include a commercial loan secured by a combination of mortgages and other collateral.  The principal balance of this loan at September 30, 2006 and December 31, 2005 was $1,262,000 and $1,717,000, respectively.  The reduction in the balance as of September 30, 2006 is due to principal payments received.  Restructured loans at September 30, 2006 include two additional commercial loans to a single borrower that are secured by commercial real estate.

Real estate acquired through foreclosure was $752,000 and $85,000 at September 30, 2006 and December 31, 2005, respectively, and is included in “other assets” in the consolidated balance sheets.  Real estate acquired at September 30, 2006 consisted of one single-family residential home.  Real estate acquired at December 31, 2005 consisted of two single-family residential homes that were sold in 2006.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at September 30, 2006 and December 31, 2005 were $43,762,000 and $46,244,000, respectively.  Loans sold to the FHLMC during the three and nine months ended September 30, 2006 totaled $346,000 and $2,471,000, respectively, and $2,847,000 and $5,643,000 during the three and nine months ended September 30, 2005, respectively.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 6 – Long-Term Debt and Other Borrowings

On March 31, 2006, a $2 million advance from the Federal Home Loan Bank, bearing an interest rate of 5.54%, matured and was paid in full by LCNB.

At September 30, 2006 and December 31, 2005, accrued interest and other liabilities included U.S. Treasury demand note borrowings of approximately $1,952,000 and $1,031,000, respectively.  The interest rate on these borrowings is variable and was 5.10% and 4.00% at September 30, 2006 and December 31, 2005, respectively.

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

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 7 – Regulatory Capital (continued)

	At	At
	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Regulatory Capital:
Shareholders' equity	$51,900	52,022
Goodwill and other intangibles	(1,401)	(1,348)
Net unrealized securities losses	757	701
Tier 1 risk-based capital	51,256	51,375

Eligible allowance for loan losses	2,051	2,150
Total risk-based capital	$53,307	53,525

Capital ratios:
Total risk-based (required 8.00%)	14.07%	14.94%
Tier 1 risk-based (required 4.00%)	13.53%	14.34%
Leverage (required 3.00%)	9.27%	9.55%

Note 8 - Commitments and Contingent Liabilities

LCNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments included commitments to extend credit and stand-by letters of credit.  They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.  Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit and stand-by letters of credit is represented by the contract amount of those instruments.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2006 and December 31, 2005 were as follows (thousands):

	September 30,	December 31,
	2006	2005

Commitments to extend credit	$93,892	74,753
Standby letters of credit	5,759	5,946

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 8 – Commitments and Contingent Liabilities (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  They include amounts not drawn on line of credit loans, commitments to make new loans, and unused overdraft protection amounts on demand and NOW accounts.  Commitments generally have fixed expiration dates or other termination clauses.  At September 30, 2006, $19,956,000 of such commitments were for fixed rate products and unused overdraft protection amounts and $73,936,000 were for adjustable rate products.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At September 30, 2006 and December 31, 2005, outstanding guarantees of $1,705,000 and $1,892,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at September 30, 2006 and December 31, 2005 was approximately $4.1 million.  The letter of credit will expire on July 15, 2009.  It is secured by an assignment of rents and the underlying real property.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

At September 30, 2006, LCNB is committed under various contracts to expend approximately $625,000 to complete certain building and office renovation projects and computer upgrades.

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

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 9 - Stock Options

Under the Ownership Incentive Plan (the "Plan") LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 100,000 shares.  As of September 30, 2006, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at September 30, 2006 were as follows:

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

Compensation expense recognized in the consolidated statements of income for all stock options granted prior to January 1, 2005 is determined using the modified prospective approach as allowed by SFAS No. 123 (revised).  Total expense related to options included in salaries and wages in the consolidated statements of income for the three and nine months ended September 30, 2006 were $4,000 and $11,000, respectively and $2,000 and $6,000 for the three and nine months ended September 30, 2005, respectively.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 10 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three and nine months ended September 30, 2006 and 2005, are summarized as follows (thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$162	156	484	468
Interest cost	83	74	248	222
Expected return on plan assets	(92)	(82)	(273)	(242)
Amortization of net loss	-	1	1	1
Net periodic pension cost	153	149	460	449

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $875,000 to its pension plan in 2006.  As of September 30, 2006, a contribution of $857,000 had been made to the pension plan.  LCNB does not expect to make any further contributions during the remainder of 2006.

LCNB’s Board of Directors adopted a 401(k) plan on March 13, 2006 to provide a retirement savings vehicle for eligible employees of LCNB and its subsidiaries.  Participants may choose to make before-tax and/or Roth after-tax contributions to their 401(k) plans.  All contributions are immediately 100% vested.  LCNB pays certain administrative costs of the 401(k) Plan, but does not match employee contributions.

Note 11 – Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” was issued by the Financial Accounting Standards Board (“FASB”) in February, 2006.  It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  LCNB has not entered into any transactions covered by SFAS No. 155 and is not affected by the pronouncement.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 11 – Recent Accounting Pronouncements (continued)

SFAS No. 156, “Accounting for Servicing of Financial Assets,” was issued by the FASB in March, 2006.  It amends SFAS No. 140 and requires that a separately recognized mortgage servicing asset or liability be initially measured at fair value.  After initial recognition, an entity may choose either the amortization method or the fair value method for subsequent measurement.  Under the amortization method, the servicing asset or liability is amortized to income over the estimated life of the asset or liability.  Under the fair value method, the servicing asset or liability is measured at fair value at each financial reporting date and changes in fair value are recognized to income.  This statement is effective at the beginning of the first fiscal year beginning after September 15, 2006.  Management does not anticipate that adoption of SFAS No. 156 will have a material affect on LCNB’s income due to the limited number of loans currently being sold in the secondary market.

SFAS No. 157, “Fair Value Measurements,” was issued by the FASB in September, 2006.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but increases consistency and comparability in the use of fair value measurements and calculations.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  Management does not anticipate that the adoption of SFAS No. 157 will have a material effect on LCNB’s consolidated balance sheet or income statement.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” was issued by the FASB in September, 2006.  It requires an employer to recognize the overfunded or underfunded status, measured as the difference between the fair value of the plan assets and the benefit obligation, of a defined benefit postretirement plan as an asset or liability in its balance sheet.  For a pension plan, the benefit obligation is the projected benefit obligation.  SFAS No. 158 also requires an employer to recognize changes in the funded status of a defined benefit postretirement plan through comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  An employer with publicly traded equity securities, such as LCNB, will be required to initially recognize the funded status of a defined benefit postretirement plan as of the end of the year ending after December 15, 2006.  Based on information available at December 31, 2005, LCNB would have reduced Accumulated Other Comprehensive Income (Loss) by approximately $560,000, net of tax.  The actual impact of adopting SFAS No. 158 will be dependent upon the then current fair value of plan assets and the amount of the projected benefit obligation measured as of the adoption date.

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” was issued by the FASB in July, 2006.  It provides additional guidance for financial statement recognition of tax positions taken in tax returns.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Management does not anticipate that the guidance in the interpretation will have a material effect on LCNB’s consolidated financial results.

LCNB Corp. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(Continued)

Note 11 – Recent Accounting Pronouncements (continued)

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (SAB No. 108) in September, 2006.  SAB No. 108 provides interpretive guidance on how the effects of a carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  Management does not anticipate that the guidance in this bulletin will have a material effect on LCNB’s consolidated financial statements.

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of September 30, 2006, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005.  These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

October 26, 2006

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations

Forward Looking Statements

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties.  Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words and their derivatives such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events.   Factors that could influence the accuracy of such forward looking statements include, but are not limited to, regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, general economic conditions and other risks.  Such forward-looking statements represent management's judgment as of the current date.  Actual strategies and results in future time periods may differ materially from those currently expected.  LCNB disclaims, however, any intent or obligation to update such forward-looking statements.  LCNB intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Acquisition

On May 31, 2006, Dakin purchased the existing book of business of Altemeier Oliver & Company Agency, Inc. (“AOC”), an independent insurance agency located in Blue Ash, Ohio. The acquisition of AOC was accounted for using the purchase accounting method and the results of operations of AOC have been included in the consolidated financial statements of LCNB since the acquisition date.  The acquired assets consisted solely of a customer list intangible asset. This intangible asset will be amortized on a straight-line basis over a ten year period.

Results of Operations

LCNB earned $1,506,000 or $0.47 per diluted share for the three months ended September 30, 2006, compared to $1,821,000 or $0.55 per diluted share for the three months ended September 30, 2005.  The return on average assets (ROAA) for the third quarter, 2006 was 1.08% and the return on average equity (ROAE) was 11.47%, compared with an ROAA of 1.34% and an ROAE of 13.78% for the third quarter of 2005.  The decrease in net income for the third quarter, 2006 is primarily attributable to a decrease in net interest income, a decrease in non-interest income, and an increase in non-interest expense.

LCNB earned $4,724,000 or $1.45 per diluted share during the first nine months of 2006 compared to $4,919,000 or $1.48 per diluted share for the first nine months of 2005.  The ROAA and ROAE for the first nine months of 2006 were 1.16% and 12.09%, respectively.  The comparable ratios for the first nine months of 2005 were 1.23% and 12.55%, respectively.  The provision for loan losses for the 2006 period was less than the provision recorded during the 2005 period and non-interest income for the first nine months of 2006 was greater than the amount for the comparable 2005 period.  These positive effects on net income were partially offset by a decrease in net interest income and an increase in non-interest expense.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net Interest Income

Three Months Ended September 30, 2006 vs. 2005.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2006 and 2005, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$381,228	$6,489	6.75%	$350,073	$5,632	6.38%
Federal funds sold and interest- bearing demand deposits	11,433	154	5.34%	4,852	40	3.27%
Federal Reserve Bank stock	647	-	-%	647	-	-%
Federal Home Loan Bank stock	2,607	38	5.78%	2,468	30	4.82%
Investment securities:
Taxable	65,730	678	4.09%	80,602	733	3.61%
Non-taxable (2)	47,115	703	5.92%	56,919	821	5.72%
Total earnings assets	508,760	8,062	6.29%	495,561	7,256	5.81%
Non-earning assets	45,696			45,731
Allowance for loan losses	(2,052)			(2,154)
Total assets	$552,404			$539,138

Interest-bearing deposits	$417,017	3,289	3.13%	$398,953	2,269	2.26%
Short-term debt	1,046	13	4.93%	3,640	35	3.81%
Long-term debt	32	1	12.40%	2,097	29	5.49%
Total interest-bearing liabilities	418,095	3,303	3.13%	404,690	2,333	2.29%
Demand deposits	78,863			79,207
Other liabilities	3,361			2,821
Capital	52,085			52,420
Total liabilities and capital	$552,404			$539,138

Net interest rate spread (3)			3.16%			3.52%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$4,759	3.71%		$4,923	3.94%

Ratio of interest-earning assets to interest-bearing liabilities	121.69%			122.45%

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2006 as compared to the same period in 2005.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30,
	2006 vs. 2005
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$519	338	857
Federal funds sold and interest-bearing demand deposits	78	36	114
Federal Home Loan Bank stock	2	6	8
Investment securities:
Taxable	(146)	91	(55)
Nontaxable	(145)	27	(118)
Total interest income	308	498	806

Interest-bearing Liabilities:
Deposits	107	913	1,020
Short-term borrowings	(30)	8	(22)
Long-term debt	(44)	16	(28)
Total interest expense	33	937	970
Net interest income	$275	(439)	(164)

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2006 totaled $4,759,000, a decrease of $164,000 from the comparable period in 2005.  Total interest expense increased $970,000, which was partially offset by an increase in total interest income of $806,000.

The increase in total interest income was due to a 48 basis point (one basis point equals 0.01%) increase in the average rate earned on earning assets and to a $13.2 million increase in average interest earning assets, from $495.6 million for the three months ended September 30, 2005 to $508.8 million for the same period in 2006.  The increase in interest earning assets was primarily from loan growth, which increased by $31.2 million on an average basis.  The loan growth was partially offset by a $24.7 million decrease in average investment securities.  The increase in the average rate earned on earning assets was primarily due to general increases in market interest rates.

The increase in total interest expense was primarily due to an 84 basis point increase in the average rate paid, which was primarily due to general increases in market interest rates.

The net interest margin narrowed 23 basis points in the third quarter, 2006 compared to the third quarter, 2005. The tighter margin reflects highly competitive market pricing conditions for both loans and deposits and a relatively flat yield curve between short-term and long-term interest rates.  As a result, average deposit rates increased faster than average loan rates.

Nine Months Ended September 30, 2006 vs. 2005.

The following table presents, for the nine months ended September 30, 2006 and 2005, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Nine Months Ended September 30,
	2006			2005
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$370,813	$18,624	6.72%	$344,495	$16,447	6.38%
Federal funds sold and interest- bearing demand deposits	9,338	349	5.00%	13,813	287	2.78%
Federal Reserve Bank stock	647	19	3.93%	647	19	3.93%
Federal Home Loan Bank stock	2,571	111	5.77%	2,440	87	4.77%
Investment securities:
Taxable	67,506	2,024	4.01%	75,428	1,992	3.53%
Non-taxable (2)	50,925	2,259	5.93%	54,124	2,320	5.73%
Total earnings assets	501,800	23,386	6.23%	490,947	21,152	5.76%
Non-earning assets	44,744			44,417
Allowance for loan losses	(2,088)			(2,156)
Total assets	$544,456			$533,208

Interest-bearing deposits	$407,589	8,856	2.90%	$397,770	6,387	2.15%
Short-term debt	1,561	55	4.71%	1,606	42	3.50%
Long-term debt	700	30	5.73%	2,113	88	5.57%
Total interest-bearing liabilities	409,850	8,941	2.92%	401,489	6,517	2.17%
Demand deposits	79,399			76,786
Other liabilities	2,969			2,524
Capital	52,238			52,409
Total liabilities and capital	$544,456			$533,208

Net interest rate spread (3)			3.31%			3.59%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$14,445	3.85%		$14,635	3.99%

Ratio of interest-earning assets to interest-bearing liabilities	122.44%			122.28%

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2006 as compared to the same period in 2005.

	Nine Months Ended
	September 30,
	2006 vs. 2005
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,295	882	2,177
Federal funds sold and interest-bearing demand deposits	(114)	176	62
Federal Home Loan Bank stock	5	19	24
Investment securities:
Taxable	(222)	254	32
Nontaxable	(140)	79	(61)
Total interest income	824	1,410	2,234

Interest-bearing Liabilities:
Deposits	161	2,308	2,469
Short-term borrowings	(1)	14	13
Long-term debt	(60)	2	(58)
Total interest expense	100	2,324	2,424
Net interest income	$724	(914)	(190)

Net interest income on a fully tax-equivalent basis for the first nine months of 2006 totaled $14,445,000, a $190,000 decrease from the same period in 2005.  Total interest expense increased $2,424,000 and was partially offset by an increase in total interest income of $2,234,000.

The increase in total interest income was due to a 47 basis point increase in the average rate earned on earning assets, from 5.76% for the first nine months of 2005 to 6.23% for the comparable period in 2006, and to a $10.9 million increase in average total earning assets.  The increase in average earning assets was due to a $26.3 million increase in average loans, partially offset by a $4.5 decrease in federal funds sold and interest-bearing demand deposits and an $11.1 million decrease in investment securities.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest expense was due primarily to a 75 basis point increase in the average rate paid on interest-bearing liabilities.  The net interest margin narrowed 14 basis points during the first nine months of 2006 compared to the first nine months of 2005 for substantially the same reasons previously discussed.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  The total loan loss provision and the other changes in the allowance for loan losses are shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Balance, beginning of period	$2,051	2,154	2,150	2,150

Charge-offs	(171)	(154)	(495)	(557)
Recoveries	105	105	296	296
Net charge-offs	(66)	(49)	(199)	(261)

Provision for loan losses	66	46	100	262
Balance, end of period	$2,051	2,151	2,051	2,151

Charge-offs for the nine months ended September 30, 2006 consisted primarily of consumer loans, and checking and NOW account overdrafts, but also included some residential and commercial real estate loans.  Charge-offs for the nine months ended September 30, 2005 consisted primarily of checking and NOW account overdrafts and consumer loans.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of LCNB at the dates indicated:

	September 30,	December 31,
	2006	2005
	(In thousands)
Non-accrual loans	$380	785
Past-due 90 days or more and still accruing	108	61
Restructured loans	3,594	1,717
Total	$4,082	2,563

Non-accrual loans at September 30, 2006 consisted of one loan secured by farmland, one real estate mortgage loan, and one commercial loan.  Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans.  Loans past-due 90 days or more and still accruing interest at September 30, 2006 consisted of one real estate mortgage loan and consumer loans.  Loans past-due 90 days or more at December 31, 2005 consisted primarily of consumer loans.

Restructured loans at September 30, 2006 and December 31, 2005 include a commercial loan secured by a combination of mortgages and other collateral.  The principal balance of this loan at September 30, 2006 and December 31, 2005 was $1,262,000 and $1,717,000, respectively.  The reduction in the balance as of September 30, 2006 is due to principal payments received.  Restructured loans at September 30, 2006 include two additional commercial loans to a single borrower that are secured by commercial real estate.

Non -Interest Income

Three Months Ended September 30, 2006 vs. 2005.

Non-interest income of $2,092,000 for the third quarter of 2006 was $122,000, or 5.5%, less than for the same period in 2005 primarily due to a decline in other operating income attributed to a non-recurring $85,000 gain on the sale a branch property in 2005, a loss on abandonment of an ATM, and a reduction in gains from sales of mortgage loans.  This unfavorable variance was partially offset by a $47,000 increase in insurance agency income due to new business and policies obtained from AOC.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Nine Months Ended September 30, 2006 vs. 2005.

Non-interest income of $6,231,000 for the first nine months of 2006 was $256,000, or 4.3%, greater than for the same period in 2005 primarily due to a $186,000 increase in trust income, a $175,000 increase in insurance agency income, and a $79,000 increase in service charges and fees.  The increase in trust income was primarily due to an increase in brokerage income resulting from new business and from trust fee modifications and new business.  Insurance agency income increased due to an increase in contingency income recognized during the first quarter, new business, and new policies obtained from the AOC acquisition.  Service charges and fees increased primarily due to an increase in check card income, which grew because of the increasing popularity of check cards as a retail payment method.  Partially offsetting these increases in income were a decrease in gains from sales of mortgage loans, the 2005 non-recurring gain on the branch property, and the loss on the ATM abandonment described above.

Non-Interest Expense

Three Months Ended September 30, 2006 vs. 2005.

Total non-interest expense increased $158,000, or 3.6%, during the third quarter, 2006 compared to the third quarter, 2005, primarily due to a $116,000 increase in salaries and wages, reflecting additional employees and routine salary and wage increases.

Nine Months Ended September 30, 2006 vs. 2005.

Total non-interest expense increased $491,000, or 3.8%, during the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to a $313,000 increase in salaries and wages and a $91,000 increase in ATM expense, which is included in other non-interest expense.  Salaries and wages increased for substantially the same reasons discussed above.  The increase in ATM expense is primarily due to fee adjustments from a vendor related to prior periods that were recognized during the first quarter, 2006.

Income Taxes

LCNB’s effective tax rates for the nine months ended September 30, 2006 and 2005 were 25.2% and 25.0%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Financial Condition

Securities available for sale of $107.2 million at September 30, 2006, declined by approximately $26.4 million from the balance at December 31, 2005.  This decline reflects management’s decision to invest most of the funds received from investment maturities and calls into loan growth.

Gross loans, before the allowance for loan losses, at September 30, 2006 were $388.4 million, approximately $28.6 million greater than at December 31, 2005.  Commercial loans secured by real estate comprised $14.1 million of the increase, residential real estate loans comprised $9.5 million of the increase, and consumer loans comprised another $3.0 million of the increase.

Interest-bearing deposits at September 30, 2006 totaled $414.9 million, approximately $15.5 million greater than at December 31, 2005.  NOW accounts increased $28.5 million, partially offset by declines in money market deposit accounts, regular savings, and time deposits.  The increase in the NOW account classification was primarily due to a $29.0 million increase in public fund NOW account deposits by local and state governmental entities.

Long-term debt at September 30, 2006 was $2.1 million less than the balance at December 31, 2005.  The decrease is primarily due to the maturation and payment in full of a $2.0 million Federal Home Loan Bank note on March 31, 2006.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheets. The analysis uses quarterly averages to give a better indication of balance sheet trends.

	CONDENDSED QUARTERLY AVERAGE BALANCE SHEETS
	September 30,	June 30,	March 31,
	2006	2006	2006
	(In thousands)
ASSETS
Interest earning:
Federal funds sold and interest-bearing demand deposits	$11,433	9,903	6,625
Investment securities	116,099	119,956	129,020
Loans	381,228	368,541	362,465
Total interest-earning assets	508,760	498,400	498,110

Noninterest-earning:
Cash and due from banks	14,985	13,949	15,269
All other assets	30,711	29,911	29,422
Allowance for credit losses	(2,052)	(2,052)	(2,160)
TOTAL ASSETS	$552,404	540,208	540,641

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$417,017	404,434	401,141
Short-term borrowings	1,046	854	2,803
Long-term debt	32	48	2,043
Total interest-bearing liabilities	418,095	405,336	405,987

Noninterest-bearing:
Noninterest-bearing deposits	78,863	79,779	79,546
All other liabilities	3,361	2,813	2,756
TOTAL LIABILITIES	500,319	487,928	488,289

SHAREHOLDERS' EQUITY	52,085	52,280	52,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$552,404	540,208	540,641

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Average total interest-earning assets increased approximately $10.4 million during the third quarter, 2006 compared to the second quarter, 2006.  Loans increased $12.7 million and investment securities decreased $3.9 million for substantially the same reasons discussed above.

Average total interest-bearing liabilities increased approximately $12.8 million during the third quarter, 2006, compared to the second quarter, 2006.  Interest-bearing deposits grew $12.6 million for substantially the same reasons discussed above.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At September 30, 2006, LCNB’s liquid assets amounted to $128.9 million or 23.4% of total gross assets, a  decrease from $148.8 million or 27.6% at December 31, 2005.  Liquid assets decreased, despite a $6.4 million increase in cash and cash equivalents, due to the $26.4 million decrease in securities available for sale.  The decrease in liquidity was used primarily to fund new lending activity.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 75.7% of total deposits at September 30, 2006 were “core” deposits, a decrease from 80.7% at December 31, 2005.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  Core deposits decreased because of the previously discussed increase in public fund deposits and decreases in demand accounts, money market deposit accounts, regular savings, and time deposit accounts.

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” was issued by the Financial Accounting Standards Board (“FASB”) in February, 2006.  It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  LCNB has not entered into any transactions covered by SFAS No. 155 and is not affected by the pronouncement.

SFAS No. 156, “Accounting for Servicing of Financial Assets,” was issued by the FASB in March, 2006.  It amends SFAS No. 140 and requires that a separately recognized mortgage servicing asset or liability be initially measured at fair value.  After initial recognition, an entity may choose either the amortization method or the fair value method for subsequent measurement.  Under the amortization method, the servicing asset or liability is amortized to income over the estimated life of the asset or liability.  Under the fair value method, the servicing asset or liability is measured at fair value at each financial reporting date and changes in fair value are recognized to income.  This statement is effective at the beginning of the first fiscal year beginning after September 15, 2006.  Management does not anticipate that adoption of SFAS No. 156 will have a material affect on LCNB’s income due to the limited number of loans currently being sold in the secondary market.

SFAS No. 157, “Fair Value Measurements,” was issued by the FASB in September, 2006.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but increases consistency and comparability in the use of fair value measurements and calculations.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  Management does not anticipate that the adoption of SFAS No. 157 will have a material effect on LCNB’s consolidated balance sheet or income statement.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” was issued by the FASB in September, 2006.  It requires an employer to recognize the overfunded or underfunded status, measured as the difference between the fair value of the plan assets and the benefit obligation, of a defined benefit postretirement plan as an asset or liability in its balance sheet.  For a pension plan, the benefit obligation is the projected benefit obligation.  SFAS No. 158 also requires an employer to recognize changes in the funded status of a defined benefit postretirement plan through comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  An employer with publicly traded equity securities, such as LCNB, will be required to initially recognize the funded status of a defined benefit postretirement plan as of the end of the year ending after December 15, 2006.  Based on information available at December 31, 2005, LCNB would have reduced Accumulated Other Comprehensive Income (Loss) by approximately $560,000, net of tax.  The actual impact of adopting SFAS No. 158 will be dependent upon the then current fair value of plan assets and the amount of the projected benefit obligation measured as of the adoption date.

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” was issued by the FASB in July, 2006.  It provides additional guidance for financial statement recognition of tax positions taken in tax returns.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Management does not anticipate that the guidance in the interpretation will have a material effect on LCNB’s consolidated financial results.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (SAB No. 108) in September, 2006.  SAB No. 108 provides interpretive guidance on how the effects of a carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  Management does not anticipate that the guidance in this bulletin will have a material effect on LCNB’s consolidated financial statements.

LCNB Corp. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2006 IRSA indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$19,122	247	1.31%
Up 200	19,047	172	0.91%
Up 100	18,968	93	0.49%
Base	18,875	-	-%
Down 100	18,731	(144)	-0.76%
Down 200	18,506	(369)	-1.95%
Down 300	18,221	(654)	-3.47%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at September 30, 2006 is shown below.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$93,945	(10,815)	-10.32%
Up 200	97,791	(6,969)	-6.65%
Up 100	101,530	(3,230)	-3.08%
Base	104,760	-	-%
Down 100	106,615	1,855	1.77%
Down 200	107,572	2,812	2.68%
Down300	108,382	3,622	3.46%

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

LCNB Corp. and Subsidiaries

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of September 30, 2006, LCNB's disclosure controls and procedures were effective.

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

Under the "Market Repurchase Program" LCNB was originally authorized to  purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 200,000 total shares.  Through September 30, 2006, 145,222 shares had been purchased under this program.  The following table shows information relating to the repurchase of shares under the Market Repurchase Program during the three months ended September 30, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2006	15,200	$37.45	15,200	65,778
August 1-31, 2006	11,000	37.50	11,000	54,778
September 1-30, 2006	-	-	-	54,778
Total	26,200	37.47	26,200	54,778

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 178,344 shares have been purchased under this program since its inception.  No shares were purchased during the third quarter, 2006.

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

October 30, 2006

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

October 30, 2006

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer