Form 10-K
period 2006-12-31
LCNB CORP
filed 2007-03-06
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

(  X  )

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

.                               [  ] Yes          [ X ] No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2006, determined using a per share closing price on that date of $36.50 as quoted on the Nasdaq Over-the-Counter Bulletin Board, was $105,653,119.00.

As of March 1, 2007, 3,184,718 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 10, 2007, dated March 9, 2007, are incorporated by reference into Part III.

LCNB Corp.

For the Year Ended December 31, 2006

TABLE OF CONTENTS

		Page
PART I.
Item 1.	Business	3-17
Item 1A.	Risk Factors	18-23
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	24-25
Item 3.	Legal proceedings	25
Item 4.	Submission of matters to a vote of security holders	25

PART II.
Item 5.	Market for registrant's common equity, related stockholder matters, and issuer purchases of equity securities	26-28
Item 6.	Selected financial data	29-30
Item 7.	Management's discussion and analysis of financial condition and results of operations	31-45
	Quarterly financial data (unaudited)	46-47
Item 7A.	Quantitative and qualitative disclosures about market risk	48-49
Item 8.	Report of Management’s Assessment of Internal Control Over Financial Reporting	50
	Report of Independent Registered Public Accounting Firm	51-52
	Financial statements and supplementary data	53-84
Item 9.	Changes in and disagreements with accountants on accounting and financial disclosures	85
Item 9A.	Controls and procedures	85
Item 9B.	Other information	85

PART III.
Item 10.	Directors and executive officers of the registrant	86
Item 11.	Executive compensation	86
Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters	86
Item 13.	Certain relationships and related transactions	86
Item 14.	Principal accounting fees and services	86

PART IV.
Item 15.	Exhibits, financial statement schedules	87

Signatures		88

PART I

Item 1.  Business

FORWARD-LOOKING STATEMENTS

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties.  Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words and their derivatives such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of the Company and its management about future events.   Factors that could influence the accuracy of such forward looking statements include, but are not limited to, regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, general economic conditions and other risks.  Such forward-looking statements represent management's judgment as of the current date.  Actual strategies and results in future time periods may differ materially from those currently expected.  LCNB Corp. disclaims, however, any intent or obligation to update such forward-looking statements.  LCNB Corp. intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

DESCRIPTION OF LCNB CORP.'S BUSINESS

General Description

LCNB Corp., an Ohio corporation formed in December, 1998, is a financial holding company headquartered in Lebanon, Ohio.  Through its subsidiaries, Lebanon Citizens National Bank (the “Bank") and Dakin Insurance Agency, Inc. ("Dakin"), LCNB is engaged in the commercial banking and insurance agency businesses.  LCNB Corp. and its subsidiaries are herein collectively referred to as “LCNB”.

The predecessor of LCNB Corp., the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly-owned subsidiary of LCNB.  The Bank's main office is located in Warren County, Ohio and 20 branch offices are located in Warren, Butler, Clinton, Clermont, and Hamilton Counties, Ohio.  In addition, the Bank operates 28 automated teller machines ("ATMs") in its market area.

The Bank is a full service community bank offering a wide range of commercial and personal banking services.  Deposit services include checking accounts, NOW accounts, savings accounts, Christmas and vacation savings, money market deposit accounts, Classic 50 accounts (a Senior Citizen program), individual retirement accounts, and certificates of deposit.  Deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the “FDIC”).

Loan products offered include commercial loans, commercial and residential real estate loans, construction loans, various types of consumer loans, and Small Business Administration loans.  The Bank's residential mortgage lending activities consist primarily of loans for purchasing or refinancing personal residences, home equity lines of credit, and loans for commercial or consumer purposes secured by residential mortgages.  Consumer lending activities include automobile, boat, home improvement and personal loans.  The Bank also offers indirect financing through various automotive, boat, and lawn and garden dealers.

The Trust and Investment Management Division of the Bank performs complete trust administrative functions and offers agency and trust services, retirement savings products, and mutual fund investment products to individuals, partnerships, corporations, institutions and municipalities.

Security brokerage services are offered by the Bank through arrangements with UVEST Financial Services, Inc., a registered broker/dealer.  Licensed brokers offer a full range of investment services and products, including financial needs analysis, mutual funds, securities trading, annuities, and life insurance.

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.  Its primary market area encompasses all of Butler and Warren Counties and portions of Clinton, Clermont, and Hamilton Counties.

Dakin, an Ohio corporation, has been an independent insurance agency in Lebanon, Ohio since 1876.  Its primary office is at 24 East Mulberry Street, Lebanon, Ohio 45036; telephone (513) 932-4010.  Since being acquired by LCNB on April 11, 2000, Dakin maintains additional offices in the Bank's Maineville and Mason offices.  Dakin is engaged in selling and servicing personal and commercial insurance products and annuity products and is regulated by the Ohio Department of Insurance.

Effective September 1, 2002, Dakin purchased substantially all of the insurance renewal rights and client list of an insurance agency located in Dayton, Ohio.  As part of the purchase, Dakin received all commission income received after September 1, 2002, and assignments of agency agreements that the agency had with insurers with whom Dakin did not already have an agreement.  In consideration for the assets purchased, Dakin paid to the seller certain percentages of the commissions received from the agency's customer base over a four-year period.

On May 31, 2006, Dakin purchased the existing book of business of Altemeier Oliver & Company Agency, Inc. (“AOC”), an independent insurance agency located in Blue Ash, Ohio.  The acquired assets consisted solely of a customer list intangible asset.

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

The Bank seeks to minimize the competitive effect of other financial institutions through a community banking approach that emphasizes direct customer access to the Bank's president and other officers in an environment conducive to friendly, informed, and courteous personal services.  Management believes that the Bank is well positioned to compete successfully in its primary market area.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.

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

1.

Certification of financial reports by the chief executive officer ("CEO") and the chief financial officer ("CFO"), who are responsible for designing and monitoring internal controls to ensure that material information relating to the issuer and its consolidated subsidiaries is made known to the certifying officers by others within the company;

2.

Inclusion of an internal control report in annual reports that include management's assessment of the effectiveness of a company's internal control over financial reporting and a report by the company's independent registered public accounting firm attesting to management's assessment of internal control;

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

In addition, the SEC adopted final rules on September 5, 2002, which rules were amended in December, 2005,  requiring accelerated filing of quarterly and annual reports.  Under the amended rules, “large accelerated filers” include companies with a market capitalization of $700 million or more and  “accelerated filers” include companies with a market capitalization between $75 million and $700 million.  Large accelerated filers are required to file their annual reports within 60 days of year-end and quarterly reports within 40 days. Accelerated filers are required to file their annual and quarterly reports within 75 days and 40 days, respectively.  These new accelerated filing deadlines were effective for fiscal years ending on or after December 15, 2005.  Under the new rules, LCNB is considered an accelerated filer.

LCNB Corp. and the Bank are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the customers and depositors of LCNB's subsidiaries rather than holders of LCNB's securities.  These laws and regulations govern such areas as permissible activities, loans and investments, and rates of interest that can be charged on loans and reserves.  LCNB and the Bank also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio.  Set forth below are brief descriptions of selected laws and regulations applicable to LCNB and the Bank.

LCNB Corp., as a financial holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").  The Act requires the prior approval of the Federal Reserve Board for a bank or financial holding company to acquire or hold more than a 5% voting interest in any bank and restricts interstate banking activities.

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

1.

securities underwriting, dealing, and market making;

2.

sponsoring mutual funds and investment companies;

3.

insurance underwriting and agency;

4.

merchant banking activities; and

5.

other activities that the Federal Reserve Board, in consultation with and subject to the approval of the Treasury Department, determines are financial in nature.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and several other federal banking statutes.  Among its many reforms, FDICIA, as amended:

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

4.

Prohibited a depository institution from making any capital distributions, including payments of dividends or paying any management fee to its holding company, if the institution would be undercapitalized as a result;

5.

Implemented a risk-based premium system;

6.

Required an audit committee to be comprised of outside directors;

7.

Required a financial institution with more than $1 billion in total assets to issue annual, audited financial statements prepared in conformity with U.S. generally accepted accounting principles; and

8.

Required a financial institution with more than $1 billion in total assets to document, evaluate, and report on the effectiveness of the entity's internal control system and required an independent public accountant to attest to management's assertions concerning the bank's internal control system.

The members of an audit committee for banks with more than $1 billion in total assets must be independent of management.  Only a majority, rather than all, of the members of an audit committee for banks with total assets between $500 million and $1 billion must be independent.

Financial institutions that are public companies, such as LCNB, are not relieved from their SOX internal control reporting and attestation requirements or their audit committee independence requirements by the provisions of FDICIA.

At December 31, 2006, the Bank was well capitalized based on FDICIA's guidelines.

The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”) were both signed into law during February, 2006.  The provisions of the Deposit Insurance Reform Acts included:

1.

Merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund called the Deposit Insurance Fund, effective March 31, 2006;

2.

Increasing insurance coverage for retirement accounts from $100,000 to $250,000, which increase was effective April 1, 2006;

3.

Adjusting deposit insurance levels of $100,000 for non-retirement accounts and $250,000 for retirement accounts every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;

4.

Eliminating a 1.25% hard target Designated Reserve Ratio, as defined, and giving the FDIC discretion to set the Designated Reserve Ratio within a range of 1.15% to 1.50% for any given year;

5.

Eliminating certain restrictions on premium rates the FDIC charges covered institutions and establishing a risk-based premium system; and

6.

Providing for a one-time credit for institutions that paid premiums to the Bank Insurance Fund or the Savings Association Insurance Fund prior to December 31, 1996.

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

Noncompliance with laws and regulations by bank holding companies and banks can lead to monetary penalties and/or an increased level of supervision or a combination of these two items.  Management is not aware of any current significant instances of noncompliance with laws and regulations and does not anticipate any problems maintaining compliance on a prospective basis.  Recent regulatory inspections and examinations of LCNB and the Bank have not disclosed any significant instances of noncompliance.

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

A substantial portion of LCNB's cash revenues is derived from dividends paid by the Bank.  These dividends are subject to various legal and regulatory restrictions.  Generally, dividends are limited to the aggregate of current year retained net income, as defined, plus the retained net income of the two most previous prior years.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.

Employees

As of December 31, 2006, LCNB, the Bank, and Dakin employed 226 full-time equivalent employees.  LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by Management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury notes	$1,179	4,126	1,194
U.S. Agency notes	30,493	47,199	23,789
U.S. Agency mortgage-backed securities	22,300	20,858	28,503
Municipal securities	57,149	61,322	59,951
Marketable equity securities	21	-	-
Total securities available for sale	111,142	133,505	113,437

Federal Reserve Bank Stock	647	647	647
Federal Home Loan Bank Stock	2,685	2,534	2,411
Total securities	$114,474	136,686	116,495

Contractual maturities of debt securities at December 31, 2006, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Amortized	Market
	Cost	Value	Yield
	(Dollars in thousands)

U.S. Treasury notes:
Within one year	$1,198	1,179	3.20%
Total U.S. Treasury notes	1,198	1,179	3.20%

U.S. Agency notes:
Within one year	16,325	16,225	3.83%
One to five years	11,427	11,304	4.38%
Five to ten years	2,997	2,964	5.12%
After ten years	-	-	-%
Total U.S. Agency notes	30,749	30,493	4.16%

Municipal securities (1):
Within one year	8,162	8,158	5.10%
One to five years	25,036	24,859	4.87%
Five to ten years	11,743	11,840	5.96%
After ten years	12,151	12,292	6.92%
Total Municipal securities	57,092	57,149	5.57%

U.S. Agency mortgage-backed securities	22,792	22,300	4.20%

Totals	$111,831	111,121	4.88%

(1)

Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2006.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Commercial and industrial	$34,940	34,607	32,931	30,519	35,198
Commercial, secured by real estate	141,863	124,823	107,138	99,461	80,882
Residential real estate	173,890	161,656	159,286	139,305	151,502
Consumer, excluding credit cards	36,471	35,879	34,672	43,283	51,184
Agricultural	2,232	1,978	1,653	1,192	1,314
Credit card	-	-	-	2,707	2,689
Lease financing	16	37	253	588	1,256
Other loans, including deposit overdrafts	113	152	167	212	57
Total loans	389,525	359,132	336,100	317,267	324,082

Deferred costs, net	845	669	490	566	750
	390,370	359,801	336,590	317,833	324,832
Allowance for loan losses	(2,050)	(2,150)	(2,150)	(2,150)	(2,000)
Loans, net	$388,320	357,651	334,440	315,683	322,832

As of December 31, 2006, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2006:

(Dollars in thousands)

Maturing in one year or less	$28,294
Maturing after one year, but within five years	14,870
Maturing beyond five years	135,871
Total commercial and agricultural loans	$179,035

Loans maturing beyond one year:
Fixed rate	$72,703
Variable rate	78,038
Total	$150,741

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

The following table summarizes non-accrual, past-due, and restructured loans for the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Non-accrual loans	$872	785	-	794	-
Past-due 90 days or more and still accruing	126	61	165	2,442	232
Restructured loan	-	1,717	1,817	-	-
Total	$998	2,563	1,982	3,236	232

The restructured loan at December 31, 2005 and 2004 consisted of a commercial loan whose predecessor loans were classified as loans past due 90 days or more and still accruing at December 31, 2003, at which time they had a total balance of $2,030,000.  Principal payments of $100,000 and $213,000 were made on these loans in 2005 and 2004, respectively.  Information received during the first quarter, 2004, raised uncertainties concerning the collectibility of certain collateral and management transferred the loans to the non-accrual classification, where they remained until they were re-written in October, 2004.  All related interest due on the predecessor loans was paid during October, 2004, and the loans were re-written at that time.  Such interest was recorded on a cash basis as received.  The restructured loan is secured by a combination of mortgages and other collateral.  It was not classified as restructured at December 31, 2006 because the loan was current and had a market interest rate.

Non-accrual loans at December 31, 2006 consisted of a real estate mortgage loan and a home equity line of credit made to the same borrower and one loan secured by farmland. Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans.  Non-accrual loans at December 31, 2003 included a commercial loan in the amount of $564,000, which was paid in full during the second quarter, 2004; a consumer loan in the amount of $146,000; and residential real estate mortgage loans in the amount of $84,000.  Interest income that would have been recorded during 2006, 2005, and 2003 if loans on a non-accrual status at the end of those years had been current and in accordance with their original terms was approximately $48,000, $20,000 and $72,000, respectively.

Loans classified as past-due 90 days or more and still accruing interest at December 31, 2006 consisted of six consumer loans totaling $52,000 and two residential mortgage loans totaling $74,000.  Loans past-due 90 days or more and still accruing interest at December 31, 2005 consisted primarily of consumer loans.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2004 consisted of consumer loans totaling $104,000 and residential mortgage loans totaling $61,000.  Loans past-due 90 days or more and still accruing interest at December 31, 2003 included $2,030,000 of commercial loans that were re-written during 2004 and classified as restructured at December 31, 2004 (see above).  The remaining balance of loans past-due 90 days or more and still accruing interest at December 31, 2003 consisted of consumer loans totaling $136,000, residential mortgage loans totaling $146,000, and a loan with a balance of $130,000 that was secured by farmland.  Loans past-due 90 days or more and still accruing interest at December 31, 2002 included $142,000 of consumer loans and residential mortgage loans totaling $90,000.

LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2006, there were no material additional loans not already disclosed as non-accrual, restructured, accruing past due 90 days or more, or impaired where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2006		2005		2004		2003		2002

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount		Percent of Loans in Each Category to Total Loans
					(Dollars in thousands)
Commercial and Industrial	$547	8.97%	161	9.64%	135	9.80%	420	9.62%	744		10.86%
Commercial, secured by real estate	723	36.43%	1,056	34.76%	695	31.88%	649	31.35%	-		24.96%
Residential real estate	310	44.64%	240	45.01%	21	47.39%	-	43.91%	-	.	46.75%
Consumer	362	9.36%	462	9.99%	690	10.32%	676	13.64%	871		15.79%
Agricultural	-	0.57%	-	0.55%	-	0.49%	-	0.38%	-		0.40%
Credit card	-	-%	-	-%	-	-%	42	0.85%	77		0.83%
Lease financing	-	-%	-	0.01%	-	0.07%	-	0.07%	-		0.39%
Other loans, including deposit overdrafts	14	0.03%	10	0.04%	36	0.05%	-	0.18%	-		0.02%
Unallocated	94		221		573		363		308
Total	$2,050	100.00%	2,150	100.00%	2,150	100.00%	2,150	100.00%	2,000		100.00%

This allocation is made for analytical purposes.  The total allowance is available to absorb losses from any category of the portfolio.  The decrease in the commercial, secured by real estate category at December 31, 2006 is due to improvements in credit quality, primarily reflecting the reclassification of the loan that was included in the restructured category at December 31, 2005 and 2004.  The increase in the allocation to the commercial, secured by real estate category at December 31, 2005 reflects growth in the portfolio and an increase in the dollar volume of loans assigned to the higher-risk classifications of substandard or doubtful.  The increase in the allocation to the residential real estate category at December 31, 2005 reflects an increase in non-accrual loans and foreclosures at LCNB, an increase in residential second mortgage and home equity loans with high (90% or more) loan-to-value ratios, and an increase in bankruptcies and foreclosures in the Southwestern Ohio economy in general.  The decrease in the allocation to the consumer loan category at December 31, 2005 reflects decreased delinquencies.  The decrease in the allocation to the commercial and industrial category at December 31, 2004 reflects decreased delinquencies.  There is not an allocation to the credit card category for 2006, 2005, or 2004 because this portfolio was sold during the first quarter, 2004.  Allocations to the consumer and credit card categories were less at December 31, 2003 as compared to December 31, 2002 because of general economic improvements in late 2003.

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2006:

(Dollars in thousands)

Maturity within 3 months	$10,270
After 3 but within 6 months	8,687
After 6 but within 12 months	8,924
After 12 months	30,426
$58,307

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

From January 2001 to mid 2003, the Open Market Committee cut the intended federal funds rate thirteen times, and short-term interest rates reached their lowest levels in 45 years.  During 2004, 2005, and 2006, the Open Market Committee increased the federal funds rate seventeen times.  As a consequence, LCNB’s net interest margin (net interest income divided by average interest-earning assets, generally loans and investments) has decreased during this period, as the rates paid for deposits and borrowings increased more rapidly than the rates earned on loans and securities could be adjusted.

The slope of the yield curve (that is, the relationship between short and long-term interest rates) also affects LCNB’s net interest income and net interest margin.  As discussed above, rates rose in general during 2005 and 2006, but short-term rates rose significantly more than long-term rates.  Consequently, short-term term rates at year-end 2005 were not significantly below long-term rates and short-term rates at year-end 2006 were generally above long-term rates, placing further pressure on LCNB’s net interest margin.  The following graph compares Constant Maturity Treasury rates, as released by the U.S. Department of the Treasury, for various maturities as of year-end 2006, 2005, and 2004.

--

LCNB expects the current level of interest rates and the current slope of the yield curve will cause further downward pressure on its net interest margin.

Increases in general interest rates could have a negative impact on LCNB’s results of operations by reducing the ability of borrowers to repay their current loan obligations.  Some residential real estate mortgage loans, most home equity line of credit loans, and approximately 59% of LCNB’s commercial loans have adjustable rates.  Borrower inability to make scheduled loan payments due to a higher loan cost could result in increased loan defaults, foreclosures, and write-offs and may necessitate additions to the allowance for loan losses.  In addition, increases in the general level of interest rates may decrease the demand for new consumer and commercial loans, thus limiting LCNB’s growth and profitability.  A general increase in interest rates may also result in deposit disintermediation, which is the flow of deposits away from banks and other depository institutions into direct investments that have the potential for higher rates of return, such as stocks, bonds, and mutual funds.   If this occurs, LCNB may have to rely more heavily on borrowings as a source of funds in the future, which could negatively impact its net interest margin.

Banking competition in Southwestern Ohio is intense.

LCNB faces strong competition for deposits, loans, trust accounts, and other services from other banks, savings banks, credit unions, mortgage brokers, and other financial institutions.  Many of LCNB’s competitors include major financial institutions that have been in business for many years and have established customer bases, numerous branches, and substantially higher regulatory lending limits.  Dominant competitors in the Southwestern Ohio area include U.S. Bank, National City Corporation, Fifth Third Bank, Chase, KeyBank, and First Financial Bank.  In addition, credit unions are growing larger due to more flexible membership requirement regulations and are offering more financial services than they legally could in the past.

LCNB also competes with numerous real estate brokerage firms, some owned by realty companies, for residential real estate mortgage loans.  Incentives offered by captive finance companies owned by the major automobile companies, primarily General Motors Acceptance Corporation (GMAC), Chrysler Financial, and Ford Motor Credit Company (FMCC),  have limited the banking industry’s opportunities for growth in the new automobile loan market.  The banking industry now competes with brokerage firms and mutual fund companies for funds that would have historically been held as bank deposits.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of LCNB’s competitors have fewer regulatory constraints and may have lower cost structures.

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

LCNB’s loan portfolio includes a substantial amount of commercial and industrial loans and commercial real estate loans, which may have more risks than residential or consumer loans.

LCNB’s commercial and industrial and commercial real estate loans comprise a substantial portion of its total loan portfolio. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity, residential mortgage, or consumer loans. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

The repayment of loans secured by commercial real estate is often dependent upon the successful operation, development, or sale of the related real estate or commercial business and may, therefore, be subject to adverse conditions in the real estate market or economy. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In such cases, LCNB may take one or more actions to protect its financial interest in the loan.  Such actions may include foreclosure on the real estate securing the loan, taking possession of other collateral that may have been pledged as security for the loan, or modifying the terms of the loan.  If foreclosed on, commercial real estate is often unique and may not be as salable as a residential home.

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

Commercial banks are highly regulated.  LCNB Corp. is subject to regulation, supervision, and examination by the Federal Reserve Board and the Bank is subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency (the “OCC”).   LCNB Corp. and the Bank are also subject to regulation and examination by the FDIC, as the deposit insurer.  Federal and state laws and regulations govern numerous matters including, but not limited to, changes in the ownership or control of banks, maintenance of adequate capital, permissible business operations, maintenance of deposit insurance, protection of customer financial privacy, the level of reserves held against deposits, restrictions on dividend payments, the making of loans, and the acceptance of deposits.  See the previous section titled “Supervision and Regulation” for more information on this subject.

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

Risk factors related to LCNB’s trust business.

Competition for trust business is intense.  Competitors include other commercial bank and trust companies, brokerage firms, investment advisory firms, mutual fund companies, accountants, and attorneys.

LCNB’s trust business is directly affected by conditions in the debt and equity securities markets.  The debt and equity securities markets are affected by, among other factors, domestic and foreign economic conditions and the monetary and fiscal policies of the United States Federal government, all of which are beyond LCNB’s control.  Changes in economic conditions may directly affect the economic performance of the trust accounts in which clients’ assets are invested.  A decline in the fair value of the trust accounts caused by a decline in general economic conditions directly affects LCNB’s trust fee income because such fees are primarily based on the fair value of the trust accounts.  In addition, a sustained decrease in the performance of the trust accounts or a lack of sustained growth may encourage clients to seek alternative investment options.

In addition, the management of trust accounts is subject to the risk of mistaken distributions, negligent investment choices, and miscellaneous other incorrect decisions.  Such mistakes may give rise to surcharge actions by beneficiaries, with damages substantially in excess of the fees earned from management of the accounts.

Risk factors related to Dakin Insurance Agency, Inc.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned
2.	Auto Bank	36 North Broadway Lebanon, Ohio 45036	Owned
3.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned
4.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Leased
5.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Owned
6.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Owned
7.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned
8.	Loveland Office	500 Loveland-Madeira Road Loveland, OH 45140	Owned
9.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned	(2)
10.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned	(2)
11.	Mason Christian Village Office	Mason Christian Village 411 Western Row Road Mason, Ohio 45040	Leased
12.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned
13.	Okeana Office	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned

- 24 -

	Name of Office	Address

14.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Leased
15.	Oxford Office	30 West Park Place Oxford, Ohio 45056	(1) (3)
16.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned
17.	South Lebanon Office	209 East Forest Street South Lebanon, Ohio 45065	Leased
18.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned
19.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Leased
20.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Owned	(2)
21.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

(1)

Excess space in this office is leased to third parties.

(2)

A Dakin office is located in this office.

(3)

The Bank owns the Oxford office building and leases the land.

In addition to the above offices, the Bank is constructing a new office at 2705 Far Hills Avenue, Oakwood, Ohio  45419.  The Bank owns the office building and leases the land.

Dakin owns its main office at 20 & 24 East Mulberry Street, Lebanon, Ohio  45036.  Excess space in this office is leased to third parties.  Dakin's two other offices are located in the Bank's branch offices.

Item 3.  Legal Proceedings

Except for routine litigation incident to their businesses, LCNB is not a party to any material pending legal proceedings and none of their property is the subject of any such proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 581 registered holders of its common stock as of December 31, 2006.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  The common stock is currently traded on the Nasdaq Over-The-Counter Bulletin Board service under the symbol "LCNB".  Several market-makers facilitate the trading of the shares of common stock.  Trade prices for shares of LCNB Common Stock, reported through registered securities dealers, are set forth below.  Trades have occurred during the periods indicated without the knowledge of LCNB.  The trade prices shown below are interdealer without retail markups, markdowns or commissions.

	High	Low
2006
First Quarter	$38.20	37.25
Second Quarter	39.00	36.00
Third Quarter	39.57	36.25
Fourth Quarter	37.30	35.75

2005
First Quarter	$45.00	36.50
Second Quarter	40.00	37.25
Third Quarter	38.50	36.60
Fourth Quarter	38.25	36.75

The following table presents cash dividends per share declared and paid in the periods shown.

	2006	2005

First Quarter	$0.30	0.29
Second Quarter	0.30	0.29
Third Quarter	0.30	0.29
Fourth Quarter	0.30	0.29
Total	$1.20	1.16

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

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 200,000 total shares.  Through December 31, 2006, 145,222 shares had been purchased under this program.  No shares were purchased under the Market Repurchase Program during the three months ended December 31, 2006.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 215,934 shares have been purchased under this program since its inception through December 31, 2006.  The following table shows information relating to private sale repurchases during the three months ended December 31, 2006:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs

October	-	-	-	Not Applicable
November	37,590	36.00	37,590
December	-	-	-
Total	37,590	36.00	37,590

LCNB established an Ownership Incentive Plan during 2002 that allows for the issuance of up to 100,000 shares of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  Only stock options had been awarded at December 31, 2006.  The following table shows information relating to stock options outstanding at December 31, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	13,549	$32.35	86,451
Equity compensation plans not approved by security holders	-	-	-
Total	13,549	$32.35	86,451

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the Nasdaq Composite and the SNL Midwest OTC-BB and Pink Sheet Banks.  This graph covers the period from December 31, 2001 through December 31, 2006.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2001 in LCNB common stock, the Nasdaq Composite, and the SNL Midwest OTC-BB and Pink Sheet Banks and that all dividends were reinvested.

Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 2002 through 2006 and are derived from LCNB's consolidated financial statements.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$30,548	27,602	25,648	27,437	30,163
Interest expense	12,233	9,032	7,368	8,680	10,670
Net interest income	18,315	18,570	18,280	18,757	19,493
Provision for loan losses	143	338	489	658	348
Net interest income after provision	18,172	18,232	17,791	18,099	19,145
Non-interest income	8,345	7,956	7,659	6,797	5,623
Non-interest expenses	17,838	17,243	16,404	15,725	15,705
Income before income taxes	8,679	8,945	9,046	9,171	9,063
Provision for income taxes	2,165	2,240	2,450	2,434	2,523
Net income	$6,514	6,705	6,596	6,737	6,540

Balance Sheet:
Securities	$114,474	136,686	116,495	153,901	139,049
Loans, net	388,320	357,651	334,440	315,683	322,832
Total assets	548,215	539,501	522,251	523,608	506,751
Total deposits	478,615	481,475	463,900	463,033	442,220
Short-term borrowings	15,370	1,031	1,269	633	3,022
Long-term debt	-	2,073	2,137	4,197	6,253
Total shareholders' equity	50,999	52,022	52,296	52,448	51,930

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except ratios and per share data)
Selected Financial Ratios and Other Data:
Return on average assets	1.19%	1.25%	1.29%	1.31%	1.32%
Return on average equity	12.48%	12.80%	12.56%	12.64%	13.00%
Equity-to-assets ratio	9.30%	9.64%	10.01%	10.02%	10.25%
Dividend payout ratio	59.70%	57.14%	56.60%	53.93%	53.43%
Basic and diluted earnings per share(1)	$2.01	2.03	1.97	1.97	1.90
Dividends declared per share(1)	$1.20	1.16	1.12	1.06	1.01

(1)

All per share data have been adjusted to reflect a 100% stock dividend accounted for as a stock split in 2004.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2006 Annual Report to Shareholders.

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

Overview

LCNB earned $6,514,000 in 2006, compared to $6,705,000 in 2005 and $6,596,000 in 2004.  Basic and diluted earnings per share for 2006, 2005, and 2004 were $2.01, $2.03, and $1.97, respectively.  Performance ratios for 2006, 2005, and 2004 included:

	2006	2005	2004
Return on average assets	1.19%	1.25%	1.29%
Return on average equity	12.48%	12.80%	12.56%

Net interest income for 2006, 2005, and 2004 was $18,315,000, $18,570,000, and $18,280,000, respectively.  Net interest income decreased during 2006 primarily due to a decrease in the taxable equivalent net interest margin from 3.99% for 2005 to 3.84% for 2006, partially offset by an increase in average interest earning assets.  Net interest income increased during 2005 as compared to 2004 primarily due to loan growth, partially offset by a decrease in the interest rate margin from 4.02% for 2004 to 3.99% for 2005.

Total non-interest income grew from $7,659,000 for 2004 to $7,956,000 for 2005 and $8,345,000 for 2006.  Primary drivers of this upward trend were trust income, primarily from growth in trust and brokerage assets managed, increases in service charges and fees, and increases in insurance agency income.

Total non-interest expense also increased.  Total non-interest expense for 2004 was $16,404,000, compared to $17,243,000 in 2005 and $17,838,000 in 2006.  Normal salary and wage increases and increased employee benefit costs comprised a significant portion of this increase.

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

	Years ended December 31,
	2006			2005			2004
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$375,247	$25,284	6.74%	$346,826	$22,279	6.42%	$327,276	$20,524	6.27%
Federal funds sold and interest- bearing demand deposits	8,961	458	5.11	12,503	375	3.00	16,856	249	1.48
Federal Reserve Bank Stock	647	39	6.03	647	39	6.03	647	39	6.03
Federal Home Loan Bank Stock	2,590	150	5.79	2,455	123	5.01	2,350	97	4.13
Investment securities:
Taxable	65,413	2,650	4.05	74,873	2,685	3.59	80,781	2,792	3.46
Non-taxable (2)	50,271	2,980	5.93	55,074	3,185	5.78	52,364	2,961	5.65
Total earning assets	503,129	31,561	6.27	492,378	28,686	5.83	480,274	26,662	5.55

Non-earning assets	44,588			44,350			33,780
Allowance for loan losses	(2,079)			(2,155)			(2,158)
Total assets	$545,638			$534,573			$511,896

Savings deposits	$93,670	1,016	1.08	$112,422	889	0.79	$122,893	912	0.74
NOW and money fund	116,115	2,869	2.47	96,974	1,192	1.23	85,479	477	0.56
IRA and time certificates	198,536	8,228	4.14	188,320	6,784	3.60	169,996	5,768	3.39
Short-term debt	1,814	90	4.96	1,376	49	3.56	556	6	1.08
Long-term debt	528	30	5.68	2,105	118	5.61	4,063	205	5.05
Total interest-bearing liabilities	410,663	12,233	2.98	401,197	9,032	2.25	382,987	7,368	1.92

Demand deposits	79,741			78,421			73,619
Other liabilities	3,026			2,576			2,768
Capital	52,208			52,379			52,522
Total liabilities and capital	$545,638			$534,573			$511,896

Net interest rate spread (3)			3.29			3.58			3.63

Net interest margin on a tax equivalent basis (4)		$19,328	3.84		$19,654	3.99		$19,294	4.02

Ratio of interest-earning assets to interest-bearing liabilities	122.52%			122.73%			125.40%

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

	For the years ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans(1)	$1,882	1,123	3,005	1,247	508	1,755
Federal funds sold and interest-bearing demand deposits	(128)	211	83	(78)	204	126
Federal Home Loan Bank stock	7	20	27	4	22	26
Investment securities:
Taxable	(361)	326	(35)	(209)	102	(107)
Non-taxable(2)	(283)	78	(205)	156	68	224
Total interest income	1,117	1,758	2,875	1,120	904	2,024

Interest expense attributable to:
Savings deposits	(165)	292	127	(81)	58	(23)
NOW and money fund	274	1,403	1,677	72	643	715
IRA and time certificates	383	1,061	1,444	646	370	1,016
Short-term borrowings	18	23	41	17	26	43
Long-term debt	(90)	2	(88)	(108)	21	(87)
Total interest expense	420	2,781	3,201	546	1,118	1,664

Net interest income	$697	(1,023)	(326)	574	(214)	360

(1)

Non-accrual loans, if any, are included in average loan balances.

(2)

Change in interest income from non-taxable loans and investment securities is computed based on interest income determined on a taxable equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2006 vs. 2005.  Tax equivalent interest income increased $2,875,000 due to a 44  basis point (a basis point equals 0.01%) increase in the average rate earned on interest-earning assets and to a $10.8 million increase in total average interest-earning assets.  The increase in average rates earned was primarily due to general increases in market rates.  The increase in average interest-earning assets occurred primarily in the loan portfolio, which grew $28.4 million on an average basis.  The loan growth was partially offset by a $14.3 million decrease in average taxable and nontaxable investment securities and a $3.5 million decrease in average federal funds sold and interest-bearing demand deposits.

Interest expense increased $3,201,000 primarily due to a 73 basis point increase in the average rate paid on interest-bearing liabilities and secondarily to a $9.5 million increase in average interest-bearing liabilities.  The increase in average rates paid is primarily due to general increases in market rates.   IRA and time certificates grew $10.2 million on an average basis and average NOW and money fund deposits grew $19.1 million.  These increases were partially offset by a $18.8 million decrease in average savings deposits.

The net interest margin, on a tax equivalent basis, decreased from 3.99% for 2005 to 3.84% for 2006.  Even though the average rate earned on interest-earning assets increased 44 basis points, this increase was offset by the 73 basis point increase in the average rate paid on interest-bearing liabilities.  Short-term market rates increased more than long-term market rates during 2006.  Consequently, short-term rates at year-end 2006 were generally above long-term rates, placing further pressure on LCNB’s net interest margin.  The following graph compares Constant Maturity Treasury rates, as released by the U.S. Department of the Treasury, for various maturities as of year-end 2006, 2005, and 2004.

2005 vs. 2004.  Tax equivalent interest income increased $2,024,000 primarily due to a $12.1 million increase in total average interest-earning assets and secondarily to a 28 basis point increase in the average rate earned on such assets.  The growth in average interest-earning assets occurred primarily in the loan portfolio, which increased $19.6 million on an average basis.  The loan growth was partially offset by a $4.4 million decrease in average federal funds sold and interest-bearing demand deposits and a $3.2 million decrease in average taxable and nontaxable investment securities.  The increase in average rates earned was primarily due to a general increase in market rates.

Interest expense increased $1,664,000 primarily due to a 33 basis point increase in the average rate paid on interest-bearing liabilities and secondarily to an $18.2 million increase in average interest-bearing liabilities.  The increase in the average rate paid is primarily due to a general increase in market rates.  IRA and time certificates grew $18.3 million on an average basis and average NOW and money fund deposits grew $11.5 million.  These increases were partially offset by a $10.5 million decrease in average savings deposits.

The net interest margin, on a tax equivalent basis, decreased slightly, from 4.02% during 2004 to 3.99% during 2005.  Even though the average rate earned on interest-earning assets increased 28 basis points, this increase was offset by a 33 basis point increase in the average rate paid on interest-bearing liabilities.  Short-term rates increased significantly during 2005, while longer-term rates remained substantially stable.  Consequently, short-term rates at year-end 2005 were not significantly below long-term rates

Provisions and Allowance for Loan Losses

The provision for loan losses is determined by management based upon it's evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2002 through 2006.

	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance – Beginning of year	$2,150	2,150	2,150	2,000	2,000

Loans charged off:
Commercial and industrial	-	-	126	-	36
Commercial, secured by real estate	34	-	-	-	-
Residential real estate	62	14	32	25	26
Consumer, excluding credit card	236	395	446	504	273
Agricultural	-	-	-	-	-
Credit Card	-	-	10	31	55
Other loans, including deposit overdrafts	308	335	-	-	-
Total loans charged off	640	744	614	560	390

Recoveries:
Commercial and industrial	-	19	-	-	8
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	3	9	-	-	-
Consumer, excluding credit card	186	175	124	46	31
Agricultural	-	-	-	-	-
Credit Card	3	11	1	6	3
Other loans, including deposit overdrafts	205	192	-	-	-
Total recoveries	397	406	125	52	42
Net charge offs	243	338	489	508	348
Provision charged to operations	143	338	489	658	348
Balance - End of year	$2,050	2,150	2,150	2,150	2,000

Ratio of net charge-offs during the period to average loans outstanding	0.06%	0.10%	0.15%	0.16%	0.11%

Ratio of allowance for loan losses to total loans at year-end	0.53%	0.60%	0.64%	0.68%	0.62%

The commercial and industrial loan charge-off of $126,000 during 2004 is due to one company that had filed bankruptcy.  Consumer loan charge-offs included $41,000 during 2004 and $25,000 during 2003 that were due to a yacht that was subsequently repossessed and sold in 2004.  The balance of increased consumer loan charge-offs during 2004 and 2003 are due to a greater number of troubled loans.

Charge-offs and recoveries classified as “Other” during 2005 and 2006 represent charge-offs and recoveries on checking and NOW account overdrafts.  LCNB charges off such overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.  Prior to 2005, overdrafts considered uncollectible were netted against service charges and fees in non-interest income.

Non-Interest Income

2006 vs. 2005.  Total non-interest income for 2006 was $389,000 or 4.9% more than for 2005.  The increase is primarily due to a $262,000 increase in trust income, a $231,000 increase in insurance agency income, and an $85,000 or 2.1% increase in service charges and fees.  The increase in trust income was due to trust fee modifications and new business.  Insurance agency income increased due to new business and the policies obtained from purchasing AOC’s book of business.  Service charges and fees increased primarily due to an increase in check card income, which grew because of the increasing popularity of check cards as a retail payment method.  Offsetting these increases was a $111,000 decrease in other operating income, which is primarily attributable to a non-recurring $85,000 gain recognized on the sale of an unused branch building during 2005.

2005 vs. 2004.  Total non-interest income for 2005 was $297,000 or 3.9% more than for 2004.  Non-interest income for 2004 included a $306,000 gain from sales of investment securities and a $403,000 gain from the sale of LCNB’s credit card portfolio.  Sales of investment securities during 2005 produced a slight loss of $8,000.  Excluding the above mentioned gains and losses, non-interest income for 2005 was $1,014,000 greater than for 2004.  The increase was primarily the result of increases in income from bank owned life insurance, brokerage income, insurance agency income, and service charges on deposit accounts.

Income from bank owned life insurance during 2005 totaled $487,000, compared to $29,000 for 2004.  The insurance was purchased in December, 2004, so 2005 is the first full year of income for this item.

Trust income increased $126,000 or 8.2% primarily due to growth in brokerage accounts managed.  LCNB offers brokerage investment products through a partnership with UVEST Financial Services, Inc., a registered broker/dealer.  Total brokerage accounts managed increased 45.8% during 2005, from $24.8 million at December 31, 2004 to $36.2 million at December 31, 2005.

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

Other operating income for 2005 was $110,000 or 84.6% greater than for 2004.  Approximately $85,000 of the increase was due to the gain recognized from the sale of an unused branch building mentioned above.

Non-Interest Expense

2006 vs. 2005.  Total non-interest expense increased $595,000 or 3.5% during 2006 compared with 2005.  Contributing to the increase were a $365,000 or 4.9% increase in salaries and wages, a $160,000 or 8.7% increase in pension and other employee benefits, a $91,000 or 7.1% increase in occupancy expense, and an $85,000 increase in ATM expense.

Salaries and wages increased due to additional employees and routine salary and wage increases.  Pension and other employee benefits increased primarily due to increased pension expenses, increased health insurance costs, and increased FICA matching requirements.  The increase in occupancy expense is largely due to rent expense for the land at the new Oakwood office currently under construction.  The increase in ATM expense is primarily due to certain one-time fee adjustments that were recognized during the first quarter, 2006.

2005 vs. 2004.  Total non-interest expense increased $839,000 or 5.1% during 2005 compared with 2004.  Much of the increase was in wages and salaries, which were approximately $540,000 or 7.8% greater in 2005 than in 2004.  The increase was primarily due to routine salary and wage increases and to additional staffing required by the respective openings of the Fairfield office during the fourth quarter, 2004 and the Lebanon High School Warrior office during the first quarter, 2005.

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

Contributing to the $147,000 or 4.8% increase in other non-interest expense were increased write-offs on bad and fraudulent checks, increased ATM maintenance costs, and increased professional expenses.  Partially offsetting these increases was a $125,000 decrease in credit card expenses due to the sale of the portfolio during 2004.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2006, 2005, and 2004 were 24.9%, 25.0%, and 27.1%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and secondarily, for the 2006 and 2005 periods, tax-exempt earnings from bank owned life insurance.

Assets

Net loans grew $30.7 million or 8.6% during 2006.  Most of the loan growth occurred in the commercial loans secured by real estate category, which grew $17.0 million, and in the residential real estate category, which grew $12.2 million.  At December 31, 2006, residential real estate loans comprised approximately 44.6% of LCNB’s total loan portfolio and commercial loans, both secured by real estate and not secured by real estate, comprised 45.4% of the portfolio.  The remaining 10.0% of the portfolio is mostly various types of consumer loans, including auto, boat, and unsecured loans.

The increase in the loan portfolio was financed by a $22.4 million decrease in investment securities and a $14.3 million increase in short-term borrowings.   The decline in investment securities reflects management’s decision to invest part of the funds received from maturities and calls into loan growth.

Deposits

Total deposits decreased $2.9 million during 2006.  Regular savings deposits decreased $14.3 million and IRA and time certificates decreased $1.1 million, while NOW and money fund deposits increased $12.3 million.  Much of the growth in NOW and money fund deposits can be attributed to LCNB’s Premier Checking product, which grew $8.5 million during the year.  Premier Checking is a tiered product paying higher rates of interest at each tier level.  During 2006 LCNB added additional tiers, making the product more attractive.

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

Deposits are the primary source of funds used to support earning assets.  During 2006 total deposits decreased slightly by $2.9 million and, consequently, were not a source of funds for loan growth.  Management decided not to reinvest approximately $14.4 million of investment securities that either matured or were called, but used the funds to support loan growth.  In addition, a $14.3 million increase in short-term borrowings was also used to support loan growth.

The liquidity of LCNB is enhanced by the fact that 80.4% of total deposits at December 31, 2006, were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Liquid assets include cash, federal funds sold and securities available for sale.  Except for investments in the stock of the Federal Reserve Bank and FHLB, all of LCNB's investment portfolio is classified as "available for sale" and can be readily sold to meet liquidity needs.  At December 31, 2006, LCNB's liquid assets amounted to $126.6 million or 23.1% of total assets, down from $148.8 million or 27.6% of total assets at December 31, 2005.  The primary reason for the decrease was the reduction in investment securities mentioned above.

An additional source of funding is borrowings from the Federal Home Loan Bank ("FHLB").  No FHLB borrowings were outstanding at December 31, 2006 and the total available borrowing capacity at that date was approximately $82 million.

Short-term borrowings may include federal funds borrowed, short-term advances from the FHLB, and advances from a line of credit with another financial institution.  At December 31, 2006, LCNB could borrow up to $26.8 million through a Cash Management Advance program with the FHLB of Cincinnati and up to $10 million through the line of credit with another financial institution.  Nothing was outstanding under either program at December 31, 2006.  Any advance received under the FHLB’s Cash Management Advance program would apply against the total available borrowing capacity in effect at that time.  The maximum amount of the line of credit with another financial institution was increased to $20 million during January, 2007.

Commitments to extend credit at December 31, 2006, totaled $83.2 million and standby letters of credit totaled $5.7 million and are more fully described in Note 11 to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Capital expenditures may include the construction or acquisition of new office buildings, improvements to LCNB's twenty-one offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Material commitments for capital expenditures outstanding as of December 31, 2006 totaled approximately $1.2 million.

The following table provides information concerning LCNB's contractual obligations at December 31, 2006:

		Payments due by period
		1 year	2-3	4-5	More than
	Total	or less	years	years	5 years
	(In thousands)

Long-term debt obligations	$-	-	-	-	-
Operating lease obligations	5,824	318	378	350	4,778
Purchase obligations	1,200	1,200	-	-	-
Estimated pension plan contribution for 2007	975	975	-	-	-
Certificates of deposit:
$100,000 and over	58,307	27,881	6,744	10,751	12,931
Other time certificates	142,417	77,517	39,998	11,920	12,982
Total	$208,723	107,891	47,120	23,021	30,691

The following table provides information concerning LCNB's commitments at December 31, 2006:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	1 year	2-3	4-5	More than
	Committed	or less	years	years	5 years
	(In thousands)

Commitments to extend credit	$2,104	2,104	-	-	-
Unused lines of credit	81,128	43,469	11,917	13,435	12,307
Standby letters of credit	5,728	1,202	30	-	4,496
Total	$88,960	46,775	11,947	13,435	16,803

Capital Resources

LCNB and Lebanon Citizens National Bank (the “Bank”) are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2006 and 2005, is included in Note 14, "Regulatory Matters", of the 2006 Annual Report to Shareholders.

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

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 200,000 total shares.  Through December 31, 2006, 145,222 shares had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 215,934 shares had been purchased under this program at December 31, 2006.

LCNB established an Ownership Incentive Plan during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The plan provides for the issuance of up to 100,000 shares.  No awards were granted during 2005 or 2002.  Stock options for 3,967, 4,054 and 5,528 shares were granted to key executive officers of LCNB during the first quarters of 2006, 2004, and 2003, respectively.

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

Critical Accounting Policies

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb inherent losses in the loan portfolio, based on evaluations of the collectibility of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard, or special mention.  For such loans an allowance is established when the discounted cash flows or collateral value is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Based on its evaluations, management believes that the allowance for loan losses will be adequate to absorb estimated losses inherent in the current loan portfolio.

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2006 are composed primarily of an intangible related to a 1997 acquisition of three branch offices from another bank, an intangible related to Dakin’s 2006 purchase of AOC’s book of business, and mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation.  Management does not believe the branch office acquisition met the definition of a business combination, as described in SFAS No. 147, Acquisitions of Certain Financial Institutions, and is amortizing the intangible over ten years, subject to periodic review for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  The book of business purchase by Dakin consisted solely of a customer list intangible asset, which is being amortized over ten years.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued by the FASB in February, 2007.  It permits, but does not require, corporations to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value will be recorded in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.   Management does not anticipate that adoption of SFAS No. 159 will have a material effect on LCNB’s consolidated balance sheet or income statement.

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

LCNB CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31

2006
Interest income	$7,324	7,471	7,823	7,930
Interest expense	2,729	2,909	3,303	3,292
Net interest income	4,595	4,562	4,520	4,638
Provision for loan losses	(112)	146	66	43
Net interest income after provision	4,707	4,416	4,454	4,595
Net loss on sales of securities	(12)	-	-	-
Other non-interest income	1,957	2,153	2,073	2,174
Total non-interest expenses	4,516	4,405	4,510	4,407
Income before income taxes	2,136	2,164	2,017	2,362
Provision for income taxes	527	555	511	572
Net income	$1,609	1,609	1,506	1,790

Earnings per common share:
Basic	$0.49	0.49	0.47	0.56
Diluted	0.49	0.49	0.47	0.56

2005
Interest income	$6,548	6,837	6,977	7,240
Interest expense	1,975	2,209	2,333	2,515
Net interest income	4,573	4,628	4,644	4,725
Provision for loan losses	98	118	46	76
Net interest income after provision	4,475	4,510	4,598	4,649
Net loss on sales of securities	-	-	(8)	-
Other non-interest income	1,725	2,036	2,222	1,981
Total non-interest expenses	4,335	4,294	4,371	4,243
Income before income taxes	1,865	2,252	2,441	2,387
Provision for income taxes	459	560	620	601
Net income	$1,406	1,692	1,821	1,786

Earnings per common share:
Basic	$0.42	0.51	0.55	0.55
Diluted	0.42	0.51	0.55	0.55

Non-interest income for the three months ended September 30, 2005 includes an $85,000 gain from the sale of LCNB’s former Loveland office building.

Interest income for the three months ended December 31, 2006 was $690,000 greater than for the comparable period in 2005 due to an increase in the average rate earned on interest-earning assets and to an increase in average interest-earning assets outstanding.  Interest expense for the three months ended December 31, 2006 was $777,000 greater than for the comparable period in 2005 primarily due to an increase in the average rate paid on interest-bearing liabilities.  Consequently, net interest income for the three months ended December 31, 2006 was $87,000 less than for the three months ended December 31, 2005.  The net interest margin, on a tax equivalent basis, decreased from 4.01% for the three months ended December 31, 2005 to 3.82% for the comparable 2006 period.

Other non-interest income for the three months ended December 31, 2006 was $193,000 greater than for the comparable period in 2005, primarily due to increases in trust income and insurance agency income.  Total non-interest expenses for the three months ended December 31, 2006 was $164,000 greater than for the three months ended December 31, 2005, primarily due to increases in wages and benefits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2006 IRSA indicates that an increase in interest rates would have a minor positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$19,779	51	0.26%
Up 200	19,777	49	0.25%
Up 100	19,768	40	0.20%
Base	19,728	-	-%
Down 100	19,608	(120)	-0.61%
Down 200	19,413	(315)	-1.60%
Down 300	19,157	(571)	-2.89%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at December 31, 2006 is shown below.  It shows a negative effect on the economic value of equity for increases in interest rates and a positive effect on the economic value of equity for decreases in interest rates.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
Up 300	$97,621	(11,419)	-10.47%
Up 200	101,921	(7,119)	-6.53%
Up 100	105,956	(3,084)	-2.83%
Base	109,040	-	-%
Down 100	110,799	1,759	1.61%
Down 200	112,034	2,994	2.75%
Down300	113,080	4,040	3.71%

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

 REPORT OF MANAGEMENT’S ASSESSMENT OF

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

Management assessed LCNB’s internal controls as of December 31, 2006, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, LCNB’s internal control over financial reporting met the criteria.

J.D. Cloud & Co. L.L. P., an independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2006.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson __________

/s/ Steve P. Foster_____________

Stephen P. Wilson,

Steve P. Foster,

President/CEO

Chief Financial Officer

February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have audited management’s assessment, included in the accompanying  Report on Management Assessment of Internal Control over Financial Reporting, that  LCNB Corp. and subsidiaries (“LCNB”) maintained effective internal control over financial reporting as of  December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  LCNB’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that LCNB maintained effective internal control over financial reporting as of  December 31, 2006, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion,  the Company  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of LCNB Corp. and subsidiaries, and our report dated February 21, 2007 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.

Certified Public Accountant

Cincinnati, Ohio

February 21, 2007

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCNB Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCNB Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio
February 21, 2007

 53 -

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2006	2005
ASSETS:
Cash and due from banks	$14,864	13,415
Federal funds sold and interest-bearing demand deposits	641	1,909
Total cash and cash equivalents	15,505	15,324

Securities available for sale, at market value	111,142	133,505
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,332	3,181
Loans, net	388,320	357,651
Premises and equipment, net	12,090	12,571
Intangibles, net	1,426	1,575
Bank owned life insurance	10,979	10,515
Other assets	5,421	5,179
TOTAL ASSETS	$548,215	539,501

LIABILITIES:
Deposits -
Noninterest-bearing	$82,360	82,030
Interest-bearing	396,255	399,445
Total deposits	478,615	481,475
Short-term borrowings	15,370	1,031
Long-term debt	-	2,073
Accrued interest and other liabilities	3,231	2,900
TOTAL LIABILITIES	497,216	487,479

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding
Common shares - no par value, authorized 8,000,000 shares, issued 3,551,884 shares	10,560	10,560
Surplus	10,577	10,562
Retained earnings	42,245	39,612
Treasury shares at cost, 362,066 and 274,676 shares at December 31, 2006 and 2005, respectively	(11,242)	(8,011)
Accumulated other comprehensive income (loss), net of taxes	(1,141)	(701)
TOTAL SHAREHOLDERS' EQUITY	50,999	52,022

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$548,215	539,501

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans	$25,284	22,278	20,517
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	189	162	136
Interest on investment securities-
Taxable	2,650	2,685	2,792
Non-taxable	1,967	2,102	1,954
Other short-term investments	458	375	249
TOTAL INTEREST INCOME	30,548	27,602	25,648

INTEREST EXPENSE:
Interest on deposits	12,113	8,865	7,157
Interest on short-term borrowings	90	49	6
Interest on long-term debt	30	118	205
TOTAL INTEREST EXPENSE	12,233	9,032	7,368
NET INTEREST INCOME	18,315	18,570	18,280
PROVISION FOR LOAN LOSSES	143	338	489

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,172	18,232	17,791

NON-INTEREST INCOME:
Trust income	1,932	1,670	1,544
Service charges and fees	4,103	4,018	3,836
Net gain (loss) on sales of securities	(12)	(8)	306
Insurance agency income	1,682	1,451	1,359
Bank owned life insurance income	464	487	29
Gains from sales of mortgage loans	47	98	52
Gain from sale of credit card portfolio	-	-	403
Other operating income	129	240	130
TOTAL NON-INTEREST INCOME	8,345	7,956	7,659

NON-INTEREST EXPENSE:
Salaries and wages	7,860	7,495	6,955
Pension and other employee benefits	2,003	1,843	1,875
Equipment expenses	1,049	1,064	1,030
Occupancy expense, net	1,370	1,279	1,178
State franchise tax	622	613	581
Marketing	374	417	436
Intangible amortization	621	591	598
ATM expense	456	371	310
Computer maintenance and supplies	378	384	402
Other non-interest expense	3,105	3,186	3,039
TOTAL NON-INTEREST EXPENSE	17,838	17,243	16,404

INCOME BEFORE INCOME TAXES	8,679	8,945	9,046
PROVISION FOR INCOME TAXES	2,165	2,240	2,450
NET INCOME	$6,514	6,705	6,596

Earnings per common share:
Basic	$2.01	2.03	1.97
Diluted	2.01	2.03	1.97

Weighted average shares outstanding:
Basic	3,242,419	3,304,157	3,351,146
Diluted	3,243,627	3,305,462	3,352,297

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31,
(Dollars in thousands, except per share amounts)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders'	Comprehensive
	Shares	Surplus	Earnings	Shares	Income (Loss)	Equity	Income

Balance January 1, 2004	$10,560	10,553	33,872	(4,356)	1,819	52,448
Net income			6,596			6,596	6,596
Net unrealized loss on available-for-sale securities (net of taxes of $562)					(1,091)	(1,091)	(1,091)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $104)					(202)	(202)	(202)
Total comprehensive income							5,303
Treasury shares purchased				(1,722)		(1,722)
Cash dividends declared, $1.115 per share			(3,733)			(3,733)
Balance, December 31, 2004	10,560	10,553	36,735	(6,078)	526	52,296

Net income			6,705			6,705	6,705
Net unrealized loss on available-for-sale securities (net of taxes of $635)					(1,232)	(1,232)	(1,232)
Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income (net of taxes of $3)					5	5	5
Total comprehensive income							5,478
Compensation expense relating to stock options		9				9
Treasury shares purchased				(1,933)		(1,933)
Cash dividends declared, $1.16 per share			(3,828)			(3,828)
Balance, December 31, 2005	10,560	10,562	39,612	(8,011)	(701)	52,022

Net income			6,514			6,514	6,514
Net unrealized loss on available-for-sale securities (net of taxes of $118)					228	228	228
Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income (net of taxes of $4)					8	8	8
Total comprehensive income							6,750
Adjustment to initially apply SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans,” (net of tax of $349)					(676)	(676)
Compensation expense relating to stock options		15				15
Treasury shares purchased				(3,231)		(3,231)
Cash dividends declared, $1.20 per share			(3,881)			(3,881)
Balance, December 31, 2006	$10,560	10,577	42,245	(11,242)	(1,141)	50,999

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,514	6,705	6,596
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,251	2,580	2,974
Provision for loan losses	143	338	489
Deferred income tax provision (benefit)	(101)	(75)	(14)
Federal Home Loan Bank stock dividends	(151)	(123)	(96)
Increase in cash surrender value of bank owned life insurance	(464)	(487)	(29)
Realized (gain) loss on sales of securities available for sale	12	8	(306)
Realized gain on sale of credit card portfolio	-	-	(403)
Realized (gain) loss on sale of premises and equipment	32	(88)	-
Origination of mortgage loans for sale	(2,757)	(5,791)	(2,237)
Realized gains from sales of mortgage loans	(47)	(98)	(52)
Proceeds from sales of mortgage loans	2,774	5,823	2,264
Compensation expense related to stock options	15	9	-
(Increase) decrease in income receivable	176	(461)	642
(Increase) decrease in other assets	(448)	(221)	366
Increase (decrease) in other liabilities	331	326	32
TOTAL ADJUSTMENTS	1,766	1,740	3,630

NET CASH FLOWS FROM OPERATING ACTIVITIES	8,280	8,445	10,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	8,204	10,988	36,315
Proceeds from maturities of securities available for sale	48,267	38,027	36,620
Purchases of securities available for sale	(33,909)	(71,494)	(38,007)
Purchases of bank owned life insurance	-	-	(10,000)
Proceeds from sale of credit card portfolio	-	-	2,927
Net (increase) decrease in loans	(31,887)	(23,906)	(22,059)
Net cash paid for business acquisition	(515)	-	-
Proceeds from sales of other real estate acquired through foreclosure	84	-	-
Purchases of premises and equipment	(643)	(1,690)	(1,306)
Proceeds from sales of premises and equipment	6	327	2
NET CASH FLOWS FROM INVESTING ACTIVITIES	(10,393)	(47,748)	4,492

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(2,860)	17,575	867
Net increase (decrease) in short-term borrowings	14,333	(238)	636
Principal payments on long-term debt	(2,067)	(64)	(2,060)
Cash dividends paid	(3,881)	(3,828)	(3,733)
Purchases of treasury shares	(3,231)	(1,933)	(1,722)
NET CASH FLOWS FROM FINANCING ACTIVITIES	2,294	11,512	(6,012)

NET CHANGE IN CASH AND CASH EQUIVALENTS	181	(27,791)	8,706

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,324	43,115	34,409

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,505	15,324	43,115

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended December 31,
(Dollars in thousands)

	2006	2005	2004
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$12,157	8,940	7,388
Income taxes	2,196	2,367	2,416

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to real estate acquired through foreclosure	752	98	86

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company"), an Ohio corporation formed in December 1998, is a financial holding company whose principal activities are the ownership of Lebanon Citizens National Bank (the "Bank") and Dakin Insurance Agency, Inc. ("Dakin").  The Bank was founded in 1877 and provides full banking services, including trust and brokerage services, to customers primarily in the Southwestern Ohio area of Warren, Hamilton, Clermont, Clinton and Butler counties. Dakin is an independent insurance agency founded in 1876 and offers a wide range of insurance products for businesses and individuals in the Bank's primary market area.

BASIS OF PRESENTATION-

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.  The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and with general practices in the banking industry.

USE OF ESTIMATES-

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, balances due from banks, and federal funds sold and interest-bearing demand deposits with original maturities of three months or less.  Deposits with other banks routinely have balances greater than FDIC insured limits.  Management considers risk of loss to be very low.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

INVESTMENT SECURITIES-

All of the Company's debt securities are classified as available for sale and are reported at fair value with unrealized holding gains and losses reported net of income taxes as Accumulated Other Comprehensive Income, a separate component of shareholders' equity. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the level-yield method.  Realized gains or losses from the sale of securities are computed using the specific identification method.  Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank ("FHLB") stock is an equity interest in the Federal Home Loan Bank of Cincinnati.  It can be sold only at its par value of $100 per share and only to the FHLB or to another member institution.  In addition, the equity ownership rights are more limited than would be the case for a public company because of the oversight role exercised by the Federal Housing Finance Board in the process of budgeting and approving dividends.  Federal Reserve Bank stock is similarly restricted in marketability and value.  Both investments are carried at cost, which is their par value.

FHLB and Federal Reserve Bank stock are both subject to minimum ownership requirements by member banks.  The required investments in common stock are based on predetermined formulae.

LOANS AND ALLOWANCE FOR LOAN LOSSES-

Loans are stated at the principal amount outstanding, net of unearned income, deferred origination fees and costs, and the allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  The delinquency status of a loan is based on contractual terms and not on how recently payments have been received.  Generally, a loan is placed on non-accrual status when there is an indication that the borrower’s cash flow may not be sufficient to meet payments as they come due, unless the loan is well secured and in the process of collection.  Subsequent cash receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured.  The current year's accrued interest on loans placed on non-accrual status is charged against earnings.  Previous years' accrued interest is charged against the allowance for loan losses.

Loan origination fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of loan yields.  These amounts are being amortized over the lives of the related loans.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Loans are considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured by the present value of expected future cash flows using the loan's effective interest rate.  Impaired collateral-dependent loans may be measured based on collateral value.  Smaller-balance homogenous loans, including residential mortgage and consumer installment loans, that are not evaluated individually are collectively evaluated for impairment.

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

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard, or special mention.  For such loans, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

PREMISES AND EQUIPMENT-

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on both the straight-line and accelerated methods over the estimated useful lives of the assets, generally 15 to 40 years for premises and 3 to 10 years for equipment.  Costs incurred for maintenance and repairs are expensed currently.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE-

Real estate acquired through foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.  Fair value is estimated as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller.  The allowance for loan losses is charged for any write down of the loan’s carrying value to fair value at the date of acquisition.  Any subsequent reductions in fair value are recorded to other non-interest expense.  Expenses incurred from holding foreclosed real estate are charged to other non-interest expense as incurred.  Costs, excluding interest, relating to the improvement of foreclosed real estate are capitalized.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Real estate acquired through foreclosure includes in-substance foreclosed properties, which are properties that the Company has taken physical control of, regardless of whether formal foreclosure proceedings have occurred.

INTANGIBLE ASSETS-

The Company's intangible assets at December 31, 2006 and 2005 primarily represent the unamortized intangible related to the Company's 1997 acquisition of three branch offices from another bank and Dakin’s 2006 purchase of the existing book of business of another insurance agency. Management determined its 1997 branch office acquisition did not meet the definition of a business combination and continues to amortize the intangible over ten years, subject to periodic review for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.  At December 31, 2006, the carrying amount of this intangible was $714,000, net of accumulated amortization of $5,391,000.  The purchase by Dakin consisted solely of a customer list intangible asset, which is being amortized over ten years.  At December 31, 2006, the carrying amount of the customer list intangible asset was $485,000, net of accumulated amortization of $30,000.

Mortgage servicing rights on originated mortgage loans that have been sold are capitalized by allocating the total cost of the loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income.  Such assets are periodically evaluated as to the recoverability of their carrying value.

Annual estimates of intangible amortization expense, including amortization of the mortgage servicing rights asset, for the years 2007 through 2011 are $626,000, $306,000, $91,000, $76,000, and $71,000, respectively.

BANK OWNED LIFE INSURANCE-

The Company has purchased life insurance policies on certain officers of the Company.  The Company is the beneficiary of these policies and has recorded the estimated cash surrender value in other assets in the consolidated balance sheet.  Income on the policies, based on the increase in cash surrender value, is included in other non-interest income in the consolidated statements of income.

MARKETING EXPENSE-

Marketing costs are expensed as incurred.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

EMPLOYEE BENEFITS-

The Company has a noncontributory pension plan covering full-time employees. The retirement plan cost is made up of several components that reflect different aspects of the

Company's financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions.  Effective December 31, 2006, the Company adopted the accounting method for pension plans required by Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).

SFAS No. 158 requires an employer to recognize the overfunded or underfunded status, measured as the difference between the fair value of the plan assets and the benefit obligation, of a defined benefit postretirement plan as an asset or liability in its balance sheet.  For a pension plan, the benefit obligation is the projected benefit obligation.  Upon adoption, SFAS No. 158 requires an employer to recognize as components of accumulated other comprehensive income, net of tax, the unrecognized gains or losses, net prior service costs or credits, and transition asset or obligation.  Any subsequent changes in the funded status of a defined benefit postretirement plan are required to be recognized through comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost

The Company’s Board of Directors adopted a 401(k) plan on March 13, 2006 to provide a retirement savings vehicle for eligible employees of the Company and its subsidiaries.  Participants may choose to make before-tax and/or Roth after-tax contributions to their 401(k) plans.  All contributions are immediately 100% vested.  The Company pays certain administrative costs of the 401(k) Plan, but does not match employee contributions.

STOCK OPTIONS-

The Company has an Ownership Incentive Plan (the "Plan").  Effective January 1, 2005, the Company adopted the fair value method of accounting for stock options as described in Statement of  Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R generally requires an entity to recognize expense for the grant-date fair value of share-based compensation, where the original SFAS No. 123, Accounting for Stock-Based Compensation, encouraged but did not require an entity to recognize expense for such transactions.  The estimated cost of share-based compensation is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period or five years.  Compensation expense recognized in the consolidated statements of income for all stock options granted prior to January 1, 2005 is determined using the modified prospective approach as allowed by SFAS No. 123R.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

INCOME TAXES-

Deferred income taxes are determined using the liability method of accounting.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

RECLASSIFICATIONS-

Certain prior period data presented in the financial statements has been reclassified to conform with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS-

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, was issued by the Financial Accounting Standards Board (“FASB”) in February, 2006.  It amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company has not entered into any transactions covered by SFAS No. 155 and is not affected by the pronouncement.

SFAS No. 156, Accounting for Servicing of Financial Assets, was issued by the FASB in March, 2006.  It amends SFAS No. 140 and requires that a separately recognized mortgage servicing asset or liability be initially measured at fair value.  After initial recognition, an entity may choose either the amortization method or the fair value method for subsequent measurement.  Under the amortization method, the servicing asset or liability is amortized to income over the estimated life of the asset or liability.  Under the fair value method, the servicing asset or liability is measured at fair value at each financial reporting date and changes in fair value are recognized to income.  This statement is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006.  Management does not anticipate that adoption of SFAS No. 156 will have a material affect on the Company’s income due to the limited number of loans currently being sold in the secondary market.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

SFAS No. 157, Fair Value Measurements, was issued by the FASB in September, 2006.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but increases consistency and comparability in the use of fair value measurements and calculations.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  Management does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Company’s consolidated balance sheet or income statement.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued by the FASB in February, 2007.  It permits, but does not require, corporations to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is generally irrevocable once made.  Changes in fair value will be recorded in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.   Management does not anticipate that adoption of SFAS No. 159 will have a material effect on the Company’s consolidated balance sheet or income statement.

Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, was issued by the FASB in July, 2006.  It provides additional guidance for financial statement recognition of tax positions taken in tax returns.  The interpretation is effective for fiscal years beginning after December 15, 2006.  Management does not anticipate that the guidance in the interpretation will have a material effect on the Company’s consolidated financial results.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (SAB No. 108) in September, 2006.  SAB No. 108 provides interpretive guidance on how the effects of a carryover or reversal of prior year misstatements should be considered in quantifying current year misstatements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  Required implementation of this standard has not had a material effect on the Company’s 2006 consolidated financial statements.

NOTE 2 -

EARNINGS PER SHARE

Earnings per share for the years ended December 31 were calculated as follows ($000’s except per share data):

	2006	2005	2004

Net income	$6,514	6,705	6,596

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	3,242,419	3,304,157	3,351,146
Add - Dilutive effect of stock options	1,208	1,305	1,151
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	3,243,627	3,305,462	3,352,297

Basic earnings per common share	$2.01	2.03	1.97
Diluted earnings per common share	2.01	2.03	1.97

NOTE 3 -

INVESTMENT SECURITIES

The amortized cost and estimated market value of available-for-sale investment securities at December 31 are summarized as follows (000’s):

	2006
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury notes	$1,198	-	19	1,179
U.S. Agency notes	30,749	16	272	30,493
U.S. Agency mortgage- backed securities	22,792	26	518	22,300
Municipal securities:
Non-taxable	50,409	351	247	50,513
Taxable	6,683	32	79	6,636
Marketable equity securities	14	7	-	21
	$111,845	432	1,135	111,142

	2005
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury notes	$4,181	-	55	4,126
U.S. Agency notes	47,669	1	471	47,199
U.S. Agency mortgage- backed securities	21,480	7	629	20,858
Municipal securities:
Non-taxable	55,637	484	295	55,826
Taxable	5,600	4	108	5,496
	$134,567	496	1,558	133,505

NOTE 3 -

INVESTMENT SECURITIES (Continued)

Contractual maturities of debt securities at December 31, 2006 were as follows (000’s).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Amortized	Market
	Cost	Value

Due within one year	$25,685	25,562
Due from one to five years	36,463	36,163
Due from five to ten years	14,740	14,804
Due after ten years	12,151	12,292
	89,039	88,821

U.S. Agency mortgage-backed securities	22,792	22,300
	$111,831	111,121

Information concerning debt securities with gross unrealized losses at December 31, 2006, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (000’s):

	Less than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$-	-	1,179	19
U.S. Agency notes	4,955	42	23,492	230
U.S. Agency mortgage- backed securities	349	1	15,603	517
Municipal securities:
Non-taxable	3,463	10	20,372	237
Taxable	817	1	3,532	78
	$9,584	54	64,178	1,081

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at December 31, 2006 have not been recognized into income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

NOTE 3 -

INVESTMENT SECURITIES (Continued)

For the years ended December 31, 2006, 2005, and 2004, proceeds from sales of securities available for sale amounted to $8,204,000, $10,988,000, and $36,315,000, respectively.  Gross gains realized on sales were $0, $1,000, and $306,000 for 2006, 2005 and 2004, respectively.  Gross realized losses during 2006, 2005 and 2004 amounted to $12,000, $9,000 and $0, respectively.

Investment securities with a market value of $83,112,000 and $88,316,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 -

LOANS

Major classifications of loans at December 31 are as follows (000's):

	2006	2005

Commercial and industrial	$34,940	34,607
Commercial, secured by real estate	141,863	124,823
Residential real estate	173,890	161,656
Consumer	36,471	35,879
Agricultural	2,232	1,978
Other loans, including deposit overdrafts	113	152
Lease financing	16	37
	389,525	359,132
Deferred net origination costs	845	669
	390,370	359,801
Allowance for loan losses	(2,050)	(2,150)
Loans-net	$388,320	357,651

Changes in the allowance for loan losses were as follows (000's):

	2006	2005	2004

BALANCE - BEGINNING OF YEAR	$2,150	2,150	2,150
Provision for loan losses	143	338	489
Charge-offs	(640)	(744)	(614)
Recoveries	397	406	125
BALANCE - END OF YEAR	$2,050	2,150	2,150

NOTE 4 -

LOANS (Continued)

Non-accrual, past-due, and restructured loans at December 31, 2006 and 2005 were as follows (000’s)

	2006	2005

Non-accrual loans	$872	785
Past-due 90 days or more and still accruing	126	61
Restructured loans	-	1,717
Total	$998	2,563

Non-accrual loans at December 31, 2006 consisted of a real estate mortgage loan and a home equity line of credit made to the same borrower and one loan secured by farmland.  Interest income that would have been recorded during 2006 if loans on non-accrual status at December 31, 2006 had been current and in accordance with their original terms was approximately $48,000.  Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans made to unrelated borrowers.  Interest income that would have been recorded during 2005 if loans on non-accrual status at December 31, 2005 had been current and in accordance with their original terms was approximately $20,000.

Loans classified as past-due 90 days or more and still accruing interest at December 31, 2006 consisted of six consumer loans totaling $52,000 and two residential mortgage loans totaling $74,000.  Loans past-due 90 days or more and still accruing interest at December 31, 2005 consisted primarily of consumer loans.

The restructured loan at December 31, 2005 consisted of a commercial loan secured by a combination of mortgages and other collateral.  It was not classified as restructured at December 31, 2006 because the loan was current and had a market interest rate.

The following is a summary of information pertaining to loans considered to be impaired in accordance with SFAS No. 114 at December 31 (000’s):

	2006	2005

Impaired loans without a valuation allowance	$408	4,026
Impaired loans with a valuation allowance	3,247	2,333
Total impaired loans	3,655	6,359

Valuation allowance related to impaired loans	$621	746

NOTE 4 -

LOANS (Continued)

The average balance of impaired loans during 2006, 2005 and 2004 was $3,486,000, $6,601,000, and $2,629,000, respectively.  During 2006 the Company recognized approximately $193,000 of interest on impaired loans, of which $50,000 was recognized on a cash basis.  During 2005 the Company recognized approximately $408,000 of interest on impaired loans, of which $15,000 was recognized on a cash basis.  During 2004 LCNB received and recognized $164,000 of interest income on impaired loans.  LCNB continued to accrue interest on certain loans classified as impaired during 2006, 2005, and 2004 because they were considered well secured and in the process of collection.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at December 31, 2006, 2005 and 2004 were $42,431,000, $46,244,000, and $46,345,000 respectively.

Approximately $30,000, $66,000, and $25,000 in mortgage servicing rights were capitalized and $73,000, $75,000, and $86,000 were amortized to loan servicing income during the years ended  December 31, 2006, 2005, and 2004, respectively.

NOTE 5 -

PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (000's):

	2006	2005

Land	$2,335	2,335
Buildings	11,256	11,212
Equipment	9,484	9,238
Construction in progress	300	25
Total	23,375	22,810
Less – Accumulated depreciation	11,285	10,239
Premises and equipment – net	$12,090	12,571

Depreciation charged to income was $1,086,000 in 2006, $1,113,000 in 2005, and $1,080,000 in 2004.

NOTE 5 -

PREMISES AND EQUIPMENT (Continued)

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  At December 31, 2006, required minimum annual rentals due in the future on non-cancelable leases having terms in excess of one year aggregated $5,824,000.  Minimum annual rentals for each of the years 2007 through 2011 are as follows (000's):

2007	$318
2008	188
2009	190
2010	186
2011	164
Thereafter	4,778
$5,824

Rental expense for all leased branches and equipment amounted to $433,000 in 2006, $349,000 in 2005, and $321,000 in 2004.

NOTE 6 -

CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2006 were as follows (000’s):

	Certificates
	Equal To or	All other
	Over $100,000	Certificates	Total

2007	$27,881	77,517	105,398
2008	3,548	24,597	28,145
2009	3,196	15,401	18,597
2010	9,363	9,345	18,708
2011	1,388	2,575	3,963
Thereafter	12,931	12,982	25,913
	$58,307	142,417	200,724

NOTE 7 -

EMPLOYEE BENEFITS

The Company's noncontributory defined benefit retirement plan covers all regular full-time employees.  The benefits are based on years of service and the employee's highest average compensation during five consecutive years.  Pension costs are funded based on the Plan's actuarial cost method.  All plan assets were invested in time and other deposits with the Bank at December 31, 2005 and 2004.  At December 31, 2006, $532,000 of plan assets were invested in U.S. Treasury notes and $7,907,000 were invested in time and other deposits with the Bank.

The Company uses a December 31 measurement date for its retirement plan.

The components of net periodic pension cost are summarized as follows (000's):

	2006	2005	2004

Service cost	$682	645	624
Interest cost	385	331	296
Expected return on plan assets	(423)	(366)	(325)
Recognized net actuarial loss (gain)	8	2	2
Net periodic pension cost	$652	612	597

A reconciliation of changes in the benefit obligation, funded status of the Plan, and prepaid benefit cost at December 31 follows (000's):

	2006	2005
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$6,997	6,077
Service cost	682	645
Interest cost	385	331
Actuarial (gain) or loss	66	61
Benefits paid	(2)	(117)
Projected benefit obligation at end of year	8,128	6,997

Change in plan assets
Fair value of plan assets at beginning of year	7,240	6,288
Actual return on plan assets	298	237
Employer contribution	903	832
Benefits paid	(2)	(117)
Fair value of plan assets at end of year	8,439	7,240

Funded status	$311	243
Unrecognized net actuarial loss	$1,025	843
Prepaid benefit cost	311	1,086

NOTE 7 -

EMPLOYEE BENEFITS  (Continued)

Approximately $1,025,000, excluding tax, of unrecognized net actuarial loss was recognized in Accumulated Other Comprehensive Income at December 31, 2006 as a result of adopting SFAS No. 158.  The Plan did not have a transition obligation or prior service costs at that date.

Significant actuarial assumptions used for 2006, 2005, and 2004 included a discount rate of 5.50%, an expected long-term rate of return on Plan assets of 5.50%, and a future compensation rate increase of 4.00% for all three years.  The expected long-term rate of return on Plan assets was estimated using historic returns on investments, adjusted for expected long-term interest rates.

The accumulated benefit obligation at December 31, 2006, 2005, and 2004 was $7,102,000, $6,187,000, and $5,478,000, respectively.

The Company expects to contribute approximately $975,000 to its retirement plan in 2007.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid (000's):

2007	$29
2008	67
2009	136
2010	174
2011	201
2012 through 2016	2,983

The following table illustrates the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 (000’s):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Deferred income tax asset	$611	349	960
Prepaid pension benefit cost	1,336	(1,025)	311
Accumulated other comprehensive income (loss)	(465)	(676)	(1,141)
Total stockholders’ equity	51,676	(676)	50,999

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2006 and 2005 was $1,117,000 and $942,000, respectively.

NOTE 7 -

EMPLOYEE BENEFITS  (Continued)

The Bank also has a supplemental income plan which provides a covered employee an amount based on a percentage of average compensation, payable annually for ten years upon retirement. The projected benefit obligation included in other liabilities for this supplemental income plan at December 31, 2006 and 2005 is $259,000 and $227,000, respectively. The discount rate used to determine the present value of the obligation was 5.5% in 2006 and 2005. The service cost associated with this plan was $21,000 for 2006, $24,000 for 2005, and $24,000 for 2004.  Interest costs were approximately $13,000, $11,000, and $10,000 for 2006, 2005, and 2004, respectively.  Both of these plans are nonqualified and unfunded.  Participation in each plan is limited to a select group of management.

The Company’s Board of Directors adopted a 401(k) plan on March 13, 2006 to provide a retirement savings vehicle for eligible employees of the Company and its subsidiaries.  Participants may choose to make before-tax and/or Roth after-tax contributions to their 401(k) plans.  All contributions are immediately 100% vested.  The Company pays certain administrative costs of the 401(k) Plan, but does not match employee contributions.

NOTE 8 -

STOCK OPTIONS AND AWARDS

The Company established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 100,000 shares.  As of December 31, 2006, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  No awards were granted during 2005 or 2002.  Stock options outstanding at December 31, 2006 were as follows:

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date
$26.1875	5,528	$26.19	3,317	$26.19	-	Feb, 2013
35.3150	4,054	35.32	1,622	35.32	-	Jan, 2014
37.9000	3,967	37.90	-	-	-	Jan, 2016
	13,549	32.35	4,939	29.19	-

NOTE 8 -

STOCK OPTIONS AND AWARDS (continued)

The following table summarizes stock option activity for the years indicated:

	Year ended December 31,
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	9,582	$30.05	9,582	$30.05	5,528	$26.19
Granted	3,967	37.90	-	-	4,054	35.32
Exercised	-	-	-	-	-	-
Outstanding, end of year	13,549	32.35	9,582	30.05	9,582	30.05
Exercisable, end of year	4,939	29.19	3,022	28.64	1,106	26.19

At December 31, 2006, the aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at that date and that were “in the money” (market price greater than exercise price) was approximately $57,000.  The aggregate intrinsic value at that date for only the options that were exercisable was approximately $34,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

The estimated weighted-average fair value of the options granted in 2006 and 2004 were $9.01 and $5.57 per option, respectively.  The fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2006	2004
Risk-free interest rate	4.64%	2.76%
Average dividend yield	3.04%	3.50%
Volatility factor of the expected market
price of the Company's common stock	22.70%	24.54%
Average life	8.5 years	4 years

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2006 and 2005 was $15,000 and $9,000, respectively.  Total compensation cost related to option awards to be recognized ratably through the first quarter of 2011 is approximately $43,000.

Prior to January 1, 2005, the Company accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related Interpretations.  Under APB No. 25, no stock-based employee compensation cost was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The effect on net income for the year ended December 31, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation would have been a reduction of approximately $6,000.  The pro-forma affect of the above adjustment on basic and diluted earnings per share was not material.

NOTE 9 -     BORROWINGS

At December 31, 2005, long-term debt consisted of a $2.0 million Federal Home Loan Bank note and a $73,000 note payable to a former Dakin shareholder. The Federal Home Loan Bank note had a  five-year maturity and an interest rate of 5.54%.  Interest on the note was fixed and payable monthly.  The note was secured by $2.5 million of 1-4 family residential mortgage loans.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  This note matured and was paid in full by the Company on March 31, 2006.  No FHLB borrowings were outstanding at December 31, 2006 and the total available borrowing capacity at that date was approximately $82 million.

The note payable to a former shareholder of Dakin matures in 2007.  Payments are due monthly at a contractual interest rate of 6%.  The note was categorized as a short-term borrowing at December 31, 2006 because its remaining maturity was less than one year.  Its balance at that time was approximately $6,000.

At December 31, 2006, short-term borrowings included federal funds borrowed of $14,100,000 and U.S. Treasury demand note borrowings of approximately $1,264,000.  The interest rate on federal funds borrowed is variable and was 5.25% at December 31, 2006.  The interest rate on the U.S. Treasury demand note borrowings is variable and was 5.04% at December 31, 2006.  At December 31, 2005, short-term borrowings consisted of U.S. Treasury demand note borrowings of approximately $1,031,000, bearing an interest rate of 4.00%

At December 31, 2006, the Company could borrow up to $26.8 million through a Cash Management Advance program with the FHLB of Cincinnati and up to $10 million through a short-term line of credit with another financial institution.  Nothing was outstanding under either program at that date.  The maximum amount of the line of credit with another financial institution was increased to $20 million during January, 2007.  The interest rate on the line of credit with another financial institution is that institution’s federal funds rate plus a spread of 50 basis points.  The interest rate on the Cash Management Advance program is the published rate in effect at the time of the advance.  The Company may choose either a variable rate that changes daily or a fixed rate good for up to 4 weeks.

NOTE 10 -

INCOME TAXES

The provision for federal income taxes consists of (000's):

	2006	2005	2004

Income taxes currently payable	$2,266	2,315	2,464
Deferred income tax benefit	(101)	(75)	(14)
Provision for income taxes	$2,165	2,240	2,450

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2006	2005	2004

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(6.9)	(7.2)	(6.9)
Tax exempt income on bank owned life insurance	(1.8)	(1.9)	(0.1)
Other – net	(0.4)	0.1	0.1
Effective tax rate	24.9%	25.0%	27.1%

Deferred tax assets and liabilities at December 31 consist of the following (000's):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$718	680
Amortization of intangibles	474	400
Unrealized losses on securities available for sale	239	361
Pension and deferred compensation	372	34
	1,803	1,475

Deferred tax liabilities:
Depreciation of premises and equipment	(535)	(582)
Deferred loan fees	(15)	(18)
FHLB stock dividends	(246)	(195)
	(796)	(795)
Net deferred tax asset	$1,007	680

NOTE 11 -

COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract amount of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (000's):

	2006	2005

Commitments to extend credit	$83,232	74,753
Standby letters of credit	5,728	5,946

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  They include amounts not drawn on line of credit loans, commitments to make new loans, and unused overdraft protection amounts on demand and NOW accounts.  Commitments generally have fixed expiration dates or other termination clauses.  At December 31, 2006, $15,962,000 of such commitments were for fixed rate products and unused overdraft protection amounts and $67,270,000 were for adjustable rate products.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The amount of potential loss involved in issuing letters of credit in the event of nonperformance by the other party is limited to the notational amount of the instrument.  At December 31, 2006 and 2005, outstanding guarantees of $1,674,000 and  $1,892,000, respectively, were issued to developers and contractors. These guarantees generally are fully secured and have varying maturities.  In addition, the Company has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at December 31, 2006 and 2005 was approximately $4.1 million.  The letter of credit will expire on July 15, 2009.  It is secured by an assignment of rents and the underlying real property.

The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include deposit accounts, accounts receivable, inventory, property, plant and equipment, residential realty, and income-producing commercial properties.

NOTE 11 -

COMMITMENTS AND CONTINGENT LIABILITIES (continued)

A $25 million letter of credit was issued by the FHLB of Cincinnati during July, 2006 in favor of a local government entity as security for certain public funds on deposit with the Bank.  The letter of credit is secured by a blanket pledge of 1-4 family residential mortgage loans.  It matures in July, 2007.  The Company pays a monthly fee for the letter of credit equal to 10 basis points of the average daily balance of public fund deposits secured by the letter credit.

At December 31, 2006, the Company is committed under various contracts to expend approximately $1,200,000 to complete construction of the new Oakwood branch, complete other building renovation projects, and perform information technology system improvements.

The Company and its subsidiaries are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

NOTE 12 -

RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with various directors and executive officers.  Management believes these transactions do not involve more than a normal risk of collectibility or present other unfavorable features.   At December 31, 2006 and 2005, executive officers, directors and related interests of such persons were indebted to the Bank directly or as guarantors in the aggregate amount of $1,953,000 and $2,822,000, respectively.  Loan activity for these officers and directors was as follows (000's):

	2006	2005

Beginning balances	$2,822	2,792
Additions	1,123	2,496
Reductions	(1,992)	(2,466)
Ending Balance	$1,953	2,822

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2006 and 2005 amounted to $4,499,000 and $6,603,000, respectively.

NOTE 13 -

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments as of December 31, were as follows (000’s):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$15,505	15,505	15,324	15,324
Securities available for sale	111,142	111,142	133,505	133,505
Federal Reserve Bank and Federal Home Loan Bank Stock	3,332	3,332	3,181	3,181
Loans, net	388,320	387,478	357,651	360,141

FINANCIAL LIABILITIES:
Deposits	478,615	480,858	481,475	480,489
Short-term borrowings	15,370	15,370	1,031	1,031
Long-term debt	-	-	2,073	2,100

The fair value of off-balance-sheet financial instruments at December 31, 2006 and 2005 was not material.

Fair values of financial instruments are based on various assumptions, including the discount rate and estimates of future cash flows.  Therefore, the fair values presented may not represent amounts that could be realized in actual transactions.  In addition, because the required disclosures exclude certain financial instruments and all nonfinancial instruments, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.  The following methods and assumptions were used to estimate the fair value of certain financial instruments:

Cash and cash equivalents

The carrying amounts presented are deemed to approximate fair value.

Investment Securities

Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the respective redemptive provisions.

Loans

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

NOTE 13 -

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings

The carrying amounts of federal funds purchased and U.S. Treasury notes are deemed to approximate fair value of short-term borrowings.  For long-term debt, fair values are estimated based on the discounted value of expected net cash flows using current interest rates.

NOTE 14 -

REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2006 and 2005, the Bank was required to maintain average reserve balances of $2,056,000 and $2,772,000, respectively.  The required reserve balances at December 31, 2006 and 2005 were $1,937,000 and $2,106,000, respectively.

The Company (consolidated) and the Bank must meet certain minimum capital requirements set by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's and Bank's financial statements.  The minimum regulatory capital ratios are 8% for total risk-based, 4% for Tier 1 risk-based, and 4% for leverage.  The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

For various regulatory purposes, institutions are classified into categories based upon capital adequacy.  The highest "well-capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier 1 risk-based, and 5% for leverage.  As of the most recent notification from their regulators, the Company and Bank were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's category.  A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows ($000's):

NOTE 14 -

REGULATORY MATTERS (continued)

	2006		2005
	Consolidated		Consolidated
	Company	Bank	Company	Bank

Regulatory Capital:
Shareholders' equity	$50,999	48,174	52,022	46,940
Intangible assets	(1,238)	(735)	(1,348)	(1,314)
Accumulated other comprehensive income	1,141	1,134	701	672
Tier 1 risk-based capital	50,902	48,573	51,375	46,298
Eligible allowance for loan losses	2,050	2,050	2,150	2,150
Total risk-based capital	$52,952	50,623	53,525	48,448

Capital Ratios:
Total risk-based	13.95%	13.37%	14.94%	13.57%
Tier 1 risk-based	13.41%	12.83%	14.34%	12.96%
Leverage	9.27%	8.89%	9.55%	8.67%

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2007, the restrictions generally limit dividends to the aggregate of net income for the year 2007 plus the net earnings retained for 2006 and 2005.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2006, approximately $3.3 million of the Bank’s retained earnings were available for dividends under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

NOTE 15 -

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

NOTE 16 -

PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the LCNB Corp., parent company only, follows (000’s):

Condensed Balance Sheets:
December 31,
	2006	2005
Assets:
Cash on deposit with subsidiary	$253	971
Corporate and municipal debt securities	1,546	3,409
Investment in subsidiaries	49,171	47,591
Other assets	29	51
Total assets	$50,999	52,022

Liabilities	$-	-

Shareholders' equity	50,999	52,022
Total liabilities and shareholders' equity	$50,999	52,022

Condensed Statements of Income
Year ended December 31,	2006	2005	2004

Income:
Dividends from subsidiary	$4,500	4,800	4,895
Interest	68	106	168
Total income	4,568	4,906	5,063

Total expenses	19	38	31

Income before income tax benefit and equity in undistributed income of subsidiaries	4,549	4,868	5,032
Income tax benefit	7	13	10
Equity in undistributed income of Subsidiaries	1,958	1,824	1,554
Net income	$6,514	6,705	6,596

NOTE 16 -

PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows
Year ended December 31,	2006	2005	2004

Cash flows from operating activities:
Net income	$6,514	6,705	6,596
Adjustments for non-cash items -
Increase in undistributed income
of subsidiaries	(1,958)	(1,824)	(1,554)
Other, net	52	57	57
Net cash flows from operating activities	4,608	4,938	5,099

Cash flows from investing activities:
Purchases of securities available for sale	-	-	(879)
Proceeds from maturities of securities
available for sale	1,851	1,655	1,300
Capital contribution to subsidiary	(65)	-	-
Net cash flows from investing activities	1,786	1,655	421

Cash flows from financing activities:
Treasury shares purchased	(3,231)	(1,933)	(1,722)
Cash dividends paid	(3,881)	(3,828)	(3,733)
Net cash flows from financing activities	(7,112)	(5,761)	(5,455)
Net change in cash	(718)	832	65
Cash at beginning of year	971	139	74
Cash at end of year	$253	971	139

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2006 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter, 2006, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 10, 2007, dated March 9, 2007, are incorporated by reference into Part III.

Item 10. Directors and Executive Officers of the Registrant

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 9, 2007), relating to "Directors and Executive Officers of the Registrant", is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 9, 2007), relating to "Compensation of Directors and Executive Officers", is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 9, 2007), relating to "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 9, 2007), relating to "Certain Relationships and Related Transactions", is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 9, 2007), relating to "Principal Accounting Fees and Services", is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – None

3.	Exhibits required by Item 601 Regulation S-K.

	(a) Exhibit No.	Exhibit Description
	3.1	Articles of Incorporation of LCNB Corp. (1)
	3.2	Code of Regulations of LCNB Corp. (2)
Material Contracts:
	10.1	LCNB Corp. Ownership Incentive Plan (3)
	10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan (4)
	13.	Portions of LCNB Corp. 2006 Annual Report (pages 1, 7, and 8)
	14.1	LCNB Corp. Code of Business Conduct and Ethics (5)
	14.2	LCNB Corp. Code of Ethics for Senior Financial Officers (6)
	21.	LCNB Corp. Subsidiaries
	23.	Consent of Independent Registered Public Accounting Firm
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.	Section 1350 Certifications

(1)

Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(i).

(2)

Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

(3)

Incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A.

(4)

Incorporated by reference to Registrant’s 2005 Form 10-K, Exhibit 10.2.

(5)

Incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.1.

(6)

Incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Stephen P. Wilson
Stephen P. Wilson President and Chairman of Board Of Directors
March 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stephen P. Wilson	/s/ William H. Kaufman
Stephen P. Wilson President and Chairman (Principal Executive Officer) March 5, 2007	William H. Kaufman Director March 5, 2007

/s/ Steve P. Foster	/s/ George L. Leasure
Steve P. Foster Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) March 5, 2007	George L. Leasure Director March 5, 2007

/s/ David S. Beckett	/s/ Joseph W. Schwarz
David S. Beckett Director March 5, 2007	Joseph W. Schwarz Director March 5, 2007

/s/ Rick L. Blossom	/s/ Kathleen Porter Stolle
Rick L. Blossom Director March 5, 2007	Kathleen Porter Stolle Director March 5, 2007

/s/ Spencer S. Cropper
Spencer S. Cropper Director March 5, 2007