Form 10-Q
period 2007-03-31
LCNB CORP
filed 2007-04-30
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

.                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of April 30, 2007 was 6,369,436 shares.

LCNB Corp.

INDEX

Page No.

Part I - Financial Information

Item 1.

Financial Statements

Consolidated Balance Sheets -

March 31, 2007, and December 31, 2006

1

Consolidated Statements of Income -

Three Months Ended March 31, 2007 and 2006

2

Consolidated Statements of Comprehensive Income -

Three Months Ended March 31, 2007 and 2006

3

Consolidated Statements of Stockholders' Equity -

Three Months Ended March 31, 2007 and 2006

4

Consolidated Statements of Cash Flows -

Three Months Ended March 31, 2007 and 2006

5

Notes to Consolidated Financial Statements

6-16

Report of Independent Registered Public Accounting Firm

17

Item 2.

Management's Discussion and Analysis of Financial

  Condition and Results of Operations

18-25

Item 3.

Quantitative and Qualitative Disclosures about

  Market Risk

26

Item 4.

Controls and Procedures

27

Part II - Other Information

Item 1.

Legal Proceedings

28

Item 1A.

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults Upon Senior Securities

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 5.

Other Information

29

Item 6.

Exhibits

29

Signatures

30

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Cash and due from banks	$12,384	14,864
Federal funds sold and interest-bearing demand deposits	2,732	641
Total cash and cash equivalents	15,116	15,505

Securities available for sale, at estimated fair value	102,995	111,142
Federal Reserve Bank stock and Federal Home Loan Bank stock, at cost	2,332	3,332
Loans, net	389,845	388,320
Premises and equipment, net	12,605	12,090
Intangibles, net	1,260	1,426
Bank owned life insurance	11,094	10,979
Other assets	5,834	5,421
TOTAL ASSETS	$541,081	548,215

LIABILITIES:
Deposits -
Noninterest-bearing	$82,976	82,360
Interest-bearing	397,346	396,255
Total deposits	480,322	478,615
Short-term borrowings	1,041	15,370
Long-term debt	5,000	-
Accrued interest and other liabilities	3,383	3,231
TOTAL LIABILITIES	489,746	497,216

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding
Common shares - no par value, authorized 8,000,000 shares, issued 7,103,768 shares	10,560	10,560
Surplus	10,582	10,577
Retained earnings	42,656	42,245
Treasury shares at cost, 734,332 and 724,132 shares at March 31, 2007 and December 31, 2006, respectively	(11,407)	(11,242)
Accumulated other comprehensive income (loss), net of taxes	(1,056)	(1,141)
TOTAL SHAREHOLDERS' EQUITY	51,335	50,999

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$541,081	548,215

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$6,660	5,976
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	37	36
Interest on investment securities-
Taxable	641	697
Non-taxable	489	541
Other short-term investments	25	74
TOTAL INTEREST INCOME	7,852	7,324

INTEREST EXPENSE:
Interest on deposits	3,161	2,669
Interest on short-term borrowings	147	32
Interest on long-term debt	14	28
TOTAL INTEREST EXPENSE	3,322	2,729
NET INTEREST INCOME	4,530	4,595
PROVISION FOR (REDUCTION IN ALLOWANCE FOR) LOAN LOSSES	60	(112)

NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION IN ALLOWANCE FOR) LOAN LOSSES	4,470	4,707

NON-INTEREST INCOME:
Trust income	431	477
Service charges and fees	932	920
Net gain (loss) on sales of securities	-	(12)
Insurance agency income	406	382
Bank owned life insurance income	114	114
Other operating income	63	64
TOTAL NON-INTEREST INCOME	1,946	1,945

NON-INTEREST EXPENSE:
Salaries and wages	2,027	1,915
Pension and other employee benefits	553	535
Equipment expenses	241	255
Occupancy expense, net	371	334
State franchise tax	159	160
Marketing	96	92
Intangible amortization	158	146
Other non-interest expense	984	1,079
TOTAL NON-INTEREST EXPENSE	4,589	4,516

INCOME BEFORE INCOME TAXES	1,827	2,136
PROVISION FOR INCOME TAXES	429	527
NET INCOME	$1,398	1,609

Dividends declared per common share	$0.155	0.15

Earnings per common share:
Basic	$0.22	0.25
Diluted	0.22	0.25

Average shares outstanding:
Basic	6,375,893	6,535,578
Diluted	6,377,556	6,538,154

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net Income	$1,398	1,609

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $44 and $90 for the three months ended March 31, 2007 and 2006, respectively)	85	(176)

Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income (net of taxes of $4 for the three months ended March 31, 2006)	-	8

Total comprehensive income	$1,483	1,441

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)
(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders'
	Shares	Surplus	Earnings	Shares	Income (Loss)	Equity

Balance January 1, 2007	$10,560	10,577	42,245	(11,242)	(1,141)	50,999
Net income			1,398			1,398
Change in estimated fair value of securities available for sale, net of tax					85	85
Compensation expense relating to stock options		5				5
Treasury shares purchased				(165)		(165)
Cash dividends declared,
$0.155 per share			(987)			(987)
Balance March 31, 2007	$10,560	10,582	42,656	(11,407)	(1,056)	51,335

Balance January 1, 2006	$10,560	10,562	39,612	(8,011)	(701)	52,022
Net income			1,609			1,609
Change in estimated fair value of securities available for sale, net of tax and reclassification adjustment					(168)	(168)
Compensation expense relating to stock options		3				3
Treasury shares purchased				(690)		(690)
Cash dividends declared,
$0.15 per share			(980)			(980)
Balance March 31, 2006	$10,560	10,565	40,241	(8,701)	(869)	51,796

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,398	1,609
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	502	548
Provision for (reduction in allowance for) loan losses	60	(112)
Federal Home Loan Bank stock dividends	-	(36)
Increase in cash surrender value of bank owned life insurance	(114)	(114)
Realized (gain) loss on sales of securities available for sale	-	12
Origination of mortgage loans for sale	(642)	(1,223)
Realized gains from sales of mortgage loans	(12)	(21)
Proceeds from sales of mortgage loans	647	1,231
Compensation expense related to stock options	5	3
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(294)	(64)
Other assets	(163)	(48)
Other liabilities	152	330
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,539	2,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	8,204
Proceeds from maturities of securities available for sale	8,261	10,317
Purchase of securities available for sale	-	(5,366)
Proceeds from redemption of Federal Home Loan Bank stock	1,000	-
Net (increase) decrease in loans	(1,657)	(7,816)
Proceeds from sale of other real estate acquired through foreclosure	-	65
Additions to other real estate acquired through foreclosure	(1)	-
Purchases of premises and equipment	(757)	(85)
NET CASH FLOWS FROM INVESTING ACTIVITIES	6,846	5,319

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,707	3,602
Net increase (decrease) in short-term borrowings	(14,329)	(833)
Proceeds from long-term debt	5,000	-
Principal payments on long-term debt	-	(2,016)
Cash dividends paid	(987)	(980)
Purchases of treasury shares	(165)	(690)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(8,774)	(917)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(389)	6,517

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,505	15,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,116	21,841

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$3,345	2,742
Income taxes	82	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

Substantially all of the assets, liabilities and operations of LCNB Corp. ("LCNB") are attributable to its wholly-owned subsidiaries, Lebanon Citizens National Bank ("Lebanon Citizens") and Dakin Insurance Agency, Inc. ("Dakin").  The accompanying unaudited consolidated financial statements include the accounts of LCNB, Lebanon Citizens, and Dakin.

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

Share and per share data have been restated to reflect a 100% stock dividend, to be accounted for as a stock split, declared by the Board of Directors on April 10, 2007 and payable on May 10, 2007 to shareholders of record on April 25, 2007.

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

Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2006 Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three months ended March 31, 2007 and 2006 (thousands, except share and per share data):

	For the Three Months
	Ended March 31,
	2007	2006

Net income	$1,398	1,609

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,375,893	6,535,578

Add- Dilutive effect of stock options	1,663	2,576

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,377,556	6,538,154

Basic earnings per common share	$0.22	0.25

Diluted earnings per common share	$0.22	0.25

Note 3 -  Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2007 and December 31, 2006 are summarized as follows (thousands):

	March 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$1,198	-	14	1,184
U.S. Agency notes	26,228	-	180	26,048
U.S. Agency mortgage-backed securities	21,763	30	462	21,331
Municipal securities:
Non-taxable	48,694	302	234	48,762
Taxable	5,672	40	63	5,649
Marketable equity securities	15	6	-	21
	$103,570	378	953	102,995

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 – Investment Securities (continued)

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$1,198	-	19	1,179
U.S. Agency notes	30,749	16	272	30,493
U.S. Agency mortgage-backed securities	22,792	26	518	22,300
Municipal securities:
Non-taxable	50,409	351	247	50,513
Taxable	6,683	32	79	6,636
Marketable equity securities	14	7	-	21
	$111,845	432	1,135	111,142

Information concerning securities with gross unrealized losses at March 31, 2007, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (thousands):

	March 31, 2007
	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$-	-	1,184	14
U.S. Agency notes	4,973	23	21,074	157
U.S. Agency mortgage- backed securities	-	-	14,946	462
Municipal securities:
Non-taxable	3,219	13	20,468	221
Taxable	-	-	2,539	63
	$8,192	36	60,211	917

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at March 31, 2007 have not been recognized in income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 - Loans

Major classifications of loans at March 31, 2007 and December 31, 2006 are as follows (thousands):

	March 31,	December 31,
	2007	2006

Commercial and industrial	$28,838	26,952
Commercial, secured by real estate	139,752	141,863
Residential real estate	176,095	173,890
Consumer	35,281	36,471
Agricultural	2,199	2,232
Other loans, including deposit overdrafts	8,883	8,101
Lease financing	16	16
	391,064	389,525
Deferred net origination costs	831	845
	391,895	390,370
Allowance for loan losses	(2,050)	(2,050)
Loans – net	$389,845	388,320

Changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 were as follows (thousands):

	Three Months Ended
	March 31,
	2007	2006

Balance, beginning of year	$2,050	2,150

Provision for (reduction in allowance for) loan losses	60	(112)

Charge-offs	(150)	(101)
Recoveries	90	113
Net (charge-offs) recoveries	(60)	12

Balance, end of period	$2,050	2,050

Charge-offs for the three months ended March 31, 2007 and 2006 primarily consisted of consumer loans and checking and NOW account overdrafts.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 – Loans (continued)

Non-accrual, past-due, and restructured loans as of March 31, 2007 and December 31, 2006 were as follows (thousands):

	March 31,	December 31,
	2007	2006

Non-accrual loans	$551	872
Past-due 90 days or more and still accruing	688	126
Restructured loans	-	-
Total	$1,239	998

Non-accrual loans at March 31, 2007 consisted of a real estate mortgage loan and a home equity line of credit made to the same borrower.  Non-accrual loans at December 31, 2006 consisted of the same two loans plus one loan secured by farmland.  The loan secured by farmland was removed from the non-accrual classification at March 31, 2007 because it is considered well secured and in the process of collection through sheriff sale proceedings.

Loans past-due 90 days or more and still accruing interest at March 31, 2007 consisted of 10 consumer loans totaling $47,000, 4 residential mortgage loans totaling $320,000, and the $321,000 loan secured by farmland previously included in non-accrual at December 31, 2006.  Loans past-due 90 days or more and still accruing interest at December 31, 2006 consisted of six consumer loans totaling $52,000 and two residential mortgage loans totaling $74,000.

Real estate acquired through foreclosure was $753,000 and $752,000 at March 31, 2007 and December 31, 2006, respectively, and is included in “other assets” in the consolidated balance sheets.  Real estate acquired at March 31, 2007 and December 31, 2006 consisted of one single-family residential home.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at March 31, 2007 and December 31, 2006 were $42,071,000 and $42,431,000, respectively.  Loans sold to the FHLMC during the three months ended March 31, 2007 and 2006 totaled $642,000 and $1,223,000, respectively.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 – Borrowings

During March, 2007, LCNB obtained a $5 million advance from the Federal Home Loan Bank of Cincinnati.  The term of the advance is ten years and interest is payable monthly at a fixed rate of 5.25%.  The loan is secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans.

At March 31, 2007, short-term borrowings included U.S. Treasury demand note borrowings of approximately $1,041,000.  The interest rate on the U.S. Treasury demand note borrowings is variable and was 5.04% at March 31, 2007.

At December 31, 2006, short-term borrowings included federal funds borrowed of $14,100,000 and U.S. Treasury demand note borrowings of approximately $1,264,000.  The interest rate on federal funds borrowed was 5.25% and the interest rate on the U.S. Treasury demand note borrowings was 5.04% at December 31, 2006.

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 – Regulatory Capital (continued)

	At	At
	March 31,	December 31,
	2007	2006

Regulatory Capital:
Shareholders' equity	$51,335	50,999
Goodwill and other intangibles	(1,079)	(1,238)
Accumulated other comprehensive income	1,056	1,141
Tier 1 risk-based capital	51,312	50,902

Eligible allowance for loan losses	2,050	2,050
Total risk-based capital	$53,362	52,952

Capital ratios:
Total risk-based (8% required)	14.15%	13.95%
Tier 1 risk-based (4% required)	13.61%	13.41%
Leverage (3% required)	9.44%	9.27%

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2007 and December 31, 2006 were as follows (thousands):

	March 31,	December 31,
	2007	2006

Commitments to extend credit:
Fixed rate	$582	679
Adjustable rate	491	1,425
Unused lines of credit:
Fixed rate	3,944	5,201
Adjustable rate	64,395	65,845
Unused overdraft protection amounts on demand and NOW accounts	10,035	10,082
Standby letters of credit	5,976	5,728
	$85,423	88,960

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 7 - Commitments and Contingent Liabilities (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At March 31, 2007 and December 31, 2006, outstanding guarantees of $1,922,000 and $1,674,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at March 31, 2007 and December 31, 2006 was approximately $4.1 million.  The letter of credit was re-written in April, 2007.  At that time, LCNB’s participation amount was increased to approximately $6.3 million.  The new agreement has a final maturity date of January, 2012.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Capital expenditures may include the construction or acquisition of new office buildings, improvements to current offices,  purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Material commitments for capital expenditures outstanding as of March 31, 2007 totaled approximately $540,000.

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Stock Options

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.  As of March 31, 2007, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at March 31, 2007, as restated for the 100% stock dividend declared April 10, 2007, were as follows:

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date
$13.09	11,056	$13.09	8,845	$13.09	-	Feb, 2013
17.66	8,108	17.66	4,865	17.66	-	Jan, 2014
18.95	7,934	18.95	1,587	18.95	-	Jan, 2016
17.88	8,116	17.88	-	17.88	-	Feb, 2017
	35,214	16.57	15,297	15.15	-

The following table summarizes stock option activity for the periods indicated, as restated for the 100% stock dividend declared April 10, 2007:

	Three Months ended March 31,
	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	27,098	$16.17	19,164	$15.02
Granted	8,116	17.88	7,934	18.95
Exercised	-	-	-	-
Outstanding, March 31,	35,214	$16.57	27,098	$16.17
Exercisable, March 31,	15,297	$15.15	9,877	$14.59

At March 31, 2007, the aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at that date and that were “in the money” (market price greater than exercise price) was approximately $35,000.  The aggregate intrinsic value at that date for only the options that were exercisable was approximately $28,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Stock Options (continued)

The estimated weighted-average fair value of the options granted in the first quarter of 2007 and 2006 were $3.76 and $4.51 per option, respectively.  The fair value was estimated at the dates of grant using the Black-Scholes option-pricing model and the following assumptions:

	2007	2006
Risk-free interest rate	4.83%	4.64%
Average dividend yield	3.68%	3.04%
Volatility factor of the expected market
price of LCNB’s common stock	22.41%	22.70%
Average life	8.3 years	8.5 years

Total expense related to options included in salaries and wages in the consolidated statements of income for the three months ended March 31, 2007 and 2006 was $5,000 and $3,000, respectively.

Note 9 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three months ended March 31, 2007 and 2006, are summarized as follows (thousands):

	For the Three Months
	Ended March 31,
	2007	2006

Service cost	$170	161
Interest cost	95	82
Expected return on plan assets	(104)	(90)
Amortization of net loss	2	-
Net periodic pension cost	$163	153

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $975,000 to its pension plan in 2007.  As of March 31, 2007, no contributions have been made.

At March 31, 2007, accumulated other comprehensive income included $676,000, net of tax, of unrecognized net actuarial loss.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 – Recent Accounting Pronouncements

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued by the FASB in February, 2007.  It permits, but does not require, corporations to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value will be recorded in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted.  Management intends to adopt SFAS No. 159 in the year beginning January 1, 2008 and does not anticipate that adoption of this standard will have a material effect on LCNB’s consolidated balance sheet or income statement.

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three-month periods ended March 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2006 (presented herein), and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 21, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

April 30, 2007

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

Acquisition

On May 31, 2006, Dakin purchased the existing book of business of Altemeier Oliver & Company Agency, Inc. (“AOC”), an independent insurance agency located in Blue Ash, Ohio. The acquisition of AOC was accounted for using the purchase accounting method and the results of operations of AOC have been included in the consolidated financial statements of LCNB since the acquisition date.  The acquired assets consisted solely of a customer list intangible asset. This intangible asset is being amortized on a straight-line basis over a ten year period.

Results of Operations

Earnings for the first quarter of 2007 were $1,398,000 or $0.22 basic and diluted earnings per share, compared to $1,609,000 or $0.25 basic and diluted earnings per share for the first quarter of 2006.  Return on average assets for the quarters ended March 31, 2007 and 2006 were 1.04% and 1.21%, respectively.  Return on average equity for the first quarter, 2007 was 11.02%, compared to 12.46% for the first quarter, 2006.

The decrease in net income during the first quarter, 2007 was significantly influenced by a $65,000 decrease in net interest income and a $73,000 increase in non-interest expense.  In addition, earnings for the first quarter, 2006 benefited from a $112,000 reduction in the allowance for loan losses.  This reduction was primarily due to improvements in the credit quality of certain loans during the first quarter, 2006.  In comparison, the provision for loan losses for the first quarter, 2007 was $60,000.

Net Interest Income

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2007 and 2006, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Three Months Ended March 31,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$390,392	$6,660	6.92%	$362,465	$5,976	6.69%
Federal funds sold and interest-bearing demand deposits	1,923	25	5.27	6,625	74	4.53
Federal Reserve Bank stock	647	-	-	647	-	-
Federal Home Loan Bank stock	2,340	37	6.41	2,535	36	5.76
Investment securities:
Taxable	56,789	641	4.58	70,747	697	4.00
Non-taxable (2)	49,290	741	6.10	55,091	820	6.04
Total interest-earning assets	501,381	8,104	6.56	498,110	7,603	6.19
Non-earning assets	45,332			44,691
Allowance for loan losses	(2,056)			(2,160)
Total assets	$544,657			$540,641

Interest-bearing deposits	$399,176	3,161	3.21	401,141	2,669	2.70
Short-term borrowings	10,825	147	5.51	2,803	32	4.63
Long-term debt	1,111	14	5.11	2,043	28	5.56
Total interest-bearing liabilities	411,112	3,322	3.28	405,987	2,729	2.73
Demand deposits	78,940			79,546
Other liabilities	3,164			2,756
Capital	51,441			52,352
Total liabilities and capital	$544,657			$540,641

Net interest rate spread (3)			3.28			3.46

Net interest income and net interest margin on a taxable equivalent basis (4)		$4,782	3.87		$4,874	3.97

Ratio of interest-earning assets to interest- bearing liabilities	121.96%			122.69%

(1)

Includes nonaccrual loans if any.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in tax-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2007 as compared to the comparable period in 2006.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	March 31,
	2007 vs. 2006
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$471	213	684
Federal funds sold and interest- bearing demand deposits	(60)	11	(49)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	(3)	4	1
Investment securities:
Taxable	(149)	93	(56)
Nontaxable	(87)	8	(79)
Total interest income	172	329	501

Interest-bearing Liabilities:
Deposits	(13)	505	492
Short-term borrowings	108	7	115
Long-term debt	(12)	(2)	(14)
Total interest expense	83	510	593
Net interest income	$89	(181)	(92)

Net interest income on a fully tax-equivalent basis for the three months ended March 31, 2007 totaled $4,782,000, a decrease of $92,000 from the comparable period in 2006.  Total interest income increased $501,000 and total interest expense increased $593,000.

The increase in total interest income was due to a 37 basis point (a basis point equals 0.01%) increase in the average rate earned on earning assets, from 6.19% for the first quarter of 2006 to 6.56% for the first quarter of 2007, and to a $3.3 million increase in average interest earning assets, from $498.1 million for the three months ended March 31, 2006 to $501.4 million for the same period in 2007.  The increase in average interest earning assets was due to a $27.9 million increase in average loans, partially offset by a decrease of $19.8 million in average investment securities and a $4.7 million decrease in average federal funds sold and interest-bearing demand deposits.  Most of the loan growth was in residential real estate loans and commercial loans.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest expense was primarily due to a 55 basis point increase in the average rate paid and secondarily to a $5.1 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was in average short-term borrowings, which increased $8.0 million.  This increase was partially offset by a $2.0 million decrease in average interest-bearing deposits and a $0.9 million decrease in average long-term borrowings.

The fully tax equivalent net interest margin declined 10 basis points during the first quarter, 2007 compared to the first quarter, 2006. The lower margin reflects highly competitive market pricing conditions for both loans and deposits, resulting in average deposit rates increasing faster than average loan rates.  A negative yield curve, meaning that short-term market rates are currently higher than long-term market rates, continues to put pressure on LCNB’s net interest margin.

Provision and Allowance for Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended March 31, 2007 was $60,000, compared to a reduction in the allowance for loan losses of $112,000 for the three months ended March 31, 2006.  The reduction in the allowance for loan losses during the first quarter, 2006 was due primarily to an improvement in the credit quality of one significant loan during the quarter.

Non -Interest Income

Insurance agency income increased $24,000 and service charges and fees increased $12,000.  In addition, first quarter, 2006 results included a $12,000 loss on sales of investment securities; there were no sales of investment securities during the first quarter, 2007.  These favorable items were offset by a decrease in trust income.

Insurance agency income increased primarily due to commissions received on policies obtained from AOC in May, 2006.  Service charges and fees increased primarily due to increases in check card income and ATM surcharges, partially offset by a decrease in overdraft fees.  Check card income grew because of the increasing popularity of check cards as a retail payment method.  The increase in ATM surcharges largely reflects a pricing adjustment made during 2006.  Trust income decreased as a result of lower estate settlement fees.

 LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Non-Interest Expense

Non-interest expense for the first quarter, 2007 was $73,000 greater than for the first quarter, 2006, primarily due to a $112,000 increase in salaries and wages, and $18,000 increase in employee benefits, a $37,000 increase in occupancy expense, and a $12,000 increase in intangible amortization.  Salaries and wages and employee benefits increased due to normal wage increases and additional staffing.   Occupancy expense increased primarily due to rent and real estate taxes on the land for the Oakwood Office currently under construction and increased maintenance and repair expenses.  Intangible amortization increased because of amortization of the AOC customer list intangible.

These expense increases were partially offset by a $98,000 decrease in ATM expense, which is included in other non-interest expense.  ATM expense for the first quarter, 2006 included fee adjustments related to prior periods that were not present during the first quarter, 2007.

Income Taxes

LCNB’s effective tax rates for the three months ended March 31, 2007 and 2006 were 23.5% and 24.7%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt income from bank owned life insurance.

Financial Condition

Securities available for sale at March 31, 2007 totaled $103.0 million, which was a decrease of $8.1 million from the $111.1 million balance at December 31, 2006.  The decrease was due to maturities and calls; no securities were sold during the first quarter, 2007.  These additional funds were primarily used to pay down short-term borrowings.

During March, 2007, LCNB obtained a $5 million advance from the Federal Home Loan Bank of Cincinnati.  The term of the advance is ten years and interest is payable monthly at a fixed rate of 5.25%.  The advance was primarily used to reduce short-term borrowings.

Short-term borrowings at March 31, 2007 were $1.0 million, a $14.4 million decrease from the December 31, 2006 balance of $15.4 million.

 LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheet. The analysis uses quarterly averages to give a better indication of balance sheet trends.

CONDENSED QUARTERLY AVERAGE BALANCE SHEETS

	March 31,	December 31,	September 30,
	2007	2006	2006
	(In thousands)
ASSETS
Interest earning:
Federal funds sold and interest-bearing demand deposits	$1,923	7,843	11,433
Investment securities	109,066	110,826	116,099
Loans	390,392	388,404	381,228
Total interest-earning assets	501,381	507,073	508,760

Noninterest-earning:
Cash and due from banks	15,067	13,260	14,985
All other assets	30,265	30,889	30,711
Allowance for credit losses	(2,056)	(2,055)	(2,052)
TOTAL ASSETS	$544,657	549,167	552,404

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$399,176	410,496	417,017
Short-term borrowings	10,825	2,579	1,046
Long-term debt	1,111	-	32
Total interest-bearing liabilities	411,112	413,075	418,095

Noninterest-bearing:
Noninterest-bearing deposits	78,940	80,794	78,863
All other liabilities	3,164	3,181	3,361
TOTAL LIABILITIES	493,216	497,050	500,319

SHAREHOLDERS' EQUITY	51,441	52,117	52,085

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$544,657	549,167	552,404

Average interest-bearing deposits decreased $11.3 million when comparing the first quarter, 2007 with the fourth quarter, 2006.  Average NOW and money fund deposits decreased $9.3 million and average savings deposits decreased $3.7 million, partially offset by an increase of $1.7 million in average IRA and time certificates.  Most of the growth in IRA and time certificates was in the certificate of deposit specials the Bank was promoting during the first quarter, 2007.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The decrease in average deposits was substantially replaced by an increase in average short-term borrowings, from an average balance of $2.6 million for the fourth quarter, 2006 to an average of $10.8 million for the first quarter, 2007.  Short-term borrowings, in turn, were paid down late in the first quarter, 2007 from the proceeds of a $5.0 million long-term advance obtained from the FHLB during March, 2007 and from the proceeds from investment security maturities and calls.

Average long-term debt for the first quarter, 2007 increased $1.1 million because of the FHLB advance discussed above.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold, interest-bearing demand deposits, and securities available for sale.  At March 31, 2007, LCNB’s liquid assets amounted to $118.1 million or 21.8% of total assets, a decrease from $126.6 million or 23.1% of total assets at December 31, 2006.  Liquid assets decreased primarily because of an $8.1 million decrease in securities available for sale.  The decrease in liquidity was used primarily to pay down short-term borrowings.

Liquidity is also provided by access to core funding sources, primarily core deposits in the bank’s market area.  Approximately 79.5% of total deposits at March 31, 2007 were core deposits, a decrease from 80.4% at December 31, 2006.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit equal to or greater than $100,000.  Core deposits decreased because of a $4.6 million increase in public fund deposits, while total deposits, including public fund deposits, increased only $1.7 million.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued by the FASB in February, 2007.  It permits, but does not require, corporations to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value will be recorded in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted.  Management intends to adopt SFAS No. 159 in the year beginning January 1, 2008 and does not anticipate that adoption of this standard will have a material effect on LCNB’s consolidated balance sheet or income statement.

LCNB CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2007 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in NII	% Change in NII
Up 300	$18,920	217	1.16%
Up 200	18,859	156	0.83%
Up 100	18,791	88	0.47%
Base	18,703	-	-%
Down 100	18,549	(154)	-0.83%
Down 200	18,298	(405)	-2.16%
Down 300	17,978	(725)	-3.88%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at March 31, 2007 is shown below.  It shows a negative effect on the economic value of equity for all changes in interest rates, except for the down 100 basis points scenario.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$103,337	(8,141)	-7.30%
Up 200	106,507	(4,971)	-4.46%
Up 100	109,419	(2,059)	-1.85%
Base	111,478	-	-%
Down 100	111,849	371	0.33%
Down 200	111,162	(316)	-0.28%
Down300	109,946	(1,532)	-1.37%

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

LCNB CORP. AND SUBSIDIARIES

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of March 31, 2007, LCNB's disclosure controls and procedures were effective.

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

Under the "Market Repurchase Program" LCNB was originally authorized to  purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through March 31, 2007, 290,444 shares had been purchased under this program.  No shares were purchased during the first quarter, 2007.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 442,068 shares have been purchased since the inception of this program.  The following table shows information relating to the repurchase of shares under the Private Sale Repurchase Program during the three months ended March 31, 2007:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs

January	-	$-	-	Not applicable
February	10,200	16.19	10,200
March	-	-	-
Total	10,200	$16.19	10,200

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

April 30, 2007

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

April 30, 2007

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer

Exhibit 15

Securities and Exchange Commission

450 Fifth Street, N.W.

Washington, D.C.  20549

Commissioners:

We are aware that our report dated April 30, 2007 on our review of interim financial statements of LCNB Corp. and Subsidiaries (the "Company"), as of and for the three-month periods ended March 31, 2007 and 2006 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the Registration Statement of the Company on Form S-8, filed on March 13, 2003.  Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered part of a registration statement prepared or certified by an independent registered public accounting firm, or a report prepared or certified by an independent registered public accounting firm within the meaning of Sections 7 and 11 of the Act.

/s/ J.D. Cloud & Co. L.L.P.

J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

April 30, 2007

Exhibit 31.1

CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen P. Wilson, President and Chief Executive Officer of LCNB Corp., certify that:

1)

I have reviewed this quarterly report on Form 10-Q of LCNB Corp.;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5)

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

/s/ Stephen P. Wilson
Stephen P. Wilson
President and Chief Executive Officer
April 27, 2007

Exhibit 31.2

CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve P. Foster, Executive Vice President and Chief Financial Officer of LCNB Corp., certify that:

1)

I have reviewed this quarterly report on Form 10-Q of LCNB Corp.;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5)

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
April 27, 2007

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCNB Corp. (the "Company") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Stephen P. Wilson, Chief Executive Officer, and Steve P. Foster, Chief Financial Officer, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen P. Wilson	/s/ Steve P. Foster
Stephen P. Wilson Chief Executive Officer	Steve P. Foster Chief Financial Officer

Date: April 27, 2007