Form 10-Q
period 2007-06-30
LCNB CORP
filed 2007-07-30
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

.                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of July __, 2007 was 6,345,486 shares.

LCNB CORP. AND SUBSIDIARIES

INDEX

Page No.

Part I - Financial Information

Item 1.      Financial Statements

Consolidated Balance Sheets -

June 30, 2007, and December 31, 2006

1

Consolidated Statements of Income -

Three and Six Months Ended June 30, 2007 and 2006

2

Consolidated Statements of Comprehensive Income -

Three and Six Months Ended June 30, 2007 and 2006

3

Consolidated Statements of Stockholders' Equity -

Six Months Ended June 30, 2007 and 2006

4

Consolidated Statements of Cash Flows -

Six Months Ended June 30, 2007 and 2006

5

Notes to Consolidated Financial Statements

6-16

Report of Independent Registered Public Accounting Firm

17

Item 2.      Management's Discussion and Analysis of Financial

    Condition and Results of Operations

18-28

Item 3.      Quantitative and Qualitative Disclosures about

   Market Risks

29-30

Item 4.      Controls and Procedures

30

Part II - Other Information

Item 1.      Legal Proceedings

31

Item 1A.   Risk Factors

31

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.      Defaults Upon Senior Securities

32

Item 4.      Submission of Matters to a Vote of Security Holders

32

Item 5.      Other Information

32

Item 6.      Exhibits

33

Signatures

34

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Cash and due from banks	$13,690	14,864
Federal funds sold and interest-bearing demand deposits	4,783	641
Total cash and cash equivalents	18,473	15,505

Securities available for sale, at estimated fair value	95,650	111,142
Federal Reserve Bank stock and Federal Home Loan Bank stock, at cost	2,332	3,332
Loans, net	392,590	388,320
Premises and equipment, net	12,941	12,090
Intangibles, net	1,100	1,426
Bank owned life insurance	11,212	10,979
Other assets	5,994	5,421
TOTAL ASSETS	$540,292	548,215

LIABILITIES:
Deposits –
Noninterest-bearing	$82,532	82,360
Interest-bearing	397,314	396,255
Total deposits	479,846	478,615
Short-term borrowings	1,253	15,370
Long-term debt	5,000	-
Accrued interest and other liabilities	3,064	3,231
TOTAL LIABILITIES	489,163	497,216

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value, authorized 1,000,000 shares, none outstanding
Common stock – no par value, authorized 8,000,000 shares,
issued 7,103,768 shares	10,560	10,560
Surplus	10,588	10,577
Retained earnings	43,269	42,245
Treasury shares at cost, 758,282 and 724,132 shares at
June 30, 2007 and December 31, 2006, respectively	(11,737)	(11,242)
Accumulated other comprehensive income (loss), net of taxes	(1,551)	(1,141)
TOTAL SHAREHOLDERS’ EQUITY	51,129	50,999

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$540,292	548,215

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$6,704	6,159	13,364	12,135
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	47	56	84	92
Interest on investment securities –
Taxable	545	649	1,186	1,346
Non-taxable	476	486	965	1,027
Other short-term investments	159	121	184	195
TOTAL INTEREST INCOME	7,931	7,471	15,783	14,795

INTEREST EXPENSE:
Interest on deposits	3,292	2,898	6,453	5,567
Interest on short-term borrowings	14	10	161	42
Interest on long-term debt	66	1	80	29
TOTAL INTEREST EXPENSE	3,372	2,909	6,694	5,638
NET INTEREST INCOME	4,559	4,562	9,089	9,157
PROVISION FOR LOAN LOSSES	23	146	83	34

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,536	4,416	9,006	9,123

NON-INTEREST INCOME:
Trust income	513	426	944	903
Service charges and fees	1,018	1,084	1,950	2,004
Net gain (loss) on sales of securities	-	-	-	(12)
Insurance agency income	430	466	836	848
Bank owned life insurance income	119	116	233	230
Other operating income	77	62	140	126
TOTAL NON-INTEREST INCOME	2,157	2,154	4,103	4,099

NON-INTEREST EXPENSE:
Salaries and wages	2,021	1,988	4,048	3,903
Pension and other employee benefits	487	481	1,040	1,016
Equipment expenses	243	266	484	521
Occupancy expense, net	350	317	721	651
State franchise tax	162	153	321	313
Marketing	113	103	209	195
Intangible amortization	157	151	315	297
Other non-interest expense	1,027	947	2,011	2,026
TOTAL NON-INTEREST EXPENSE	4,560	4,406	9,149	8,922
INCOME BEFORE INCOME TAXES	2,133	2,164	3,960	4,300
PROVISION FOR INCOME TAXES	536	555	965	1,082
NET INCOME	$1,597	1,609	2,995	3,218

Dividends declared per common share	$0.155	0.15	0.31	0.30

Earnings per common share:
Basic	$0.25	0.25	0.47	0.49
Diluted	0.25	0.25	0.47	0.49

Average shares outstanding:
Basic	6,360,845	6,512,264	6,368,322	6,523,890
Diluted	6,361,771	6,514,809	6,369,632	6,526,388

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Income	$1,597	1,609	2,995	3,218

Other comprehensive income (loss):

Net unrealized loss on available-for-sale securities (net of taxes of $256 and $161 for the three months ended June 30, 2007 and 2006, respectively, and net of taxes of $212 and $251 for the six months ended June 30, 2007 and 2006, respectively)	(498)	(311)	(413)	(487)

Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income (net of taxes $4 for the six months ended June 30, 2006)	-	-	-	8

Amortization of pension plan unrecognized net loss (net of taxes of $1 for the three and six months ended June 30, 2007)	3	-	3	-

TOTAL COMPREHENSIVE INCOME	$1,102	1,298	2,585	2,739

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Surplus	Earnings	Shares	Income (Loss)	Equity
Balance January 1, 2007	$10,560	10,577	42,245	(11,242)	(1,141)	50,999

Net income			2,995			2,995

Change in estimated fair value of securities available-for-sale, net of tax					(413)	(413)

Amortization of pension plan unrecognized net loss					3	3

Compensation expense relating to stock options		11				11

Treasury shares purchased				(495)		(495)

Cash dividends declared, $0.31 per share			(1,971)			(1,971)
Balance June 30, 2007	$10,560	10,588	43,269	(11,737)	(1,551)	51,129

Balance January 1, 2006	$10,560	10,562	39,612	(8,011)	(701)	52,022

Net income			3,218			3,218

Change in estimated fair value of securities available-for-sale, net of tax					(479)	(479)

Compensation expense relating to stock options		7				7

Treasury shares purchased				(896)		(896)

Cash dividends declared, $0.30 per share			(1,956)			(1,956)
Balance June 30, 2006	$10,560	10,569	40,874	(8,907)	(1,180)	51,916

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,995	3,218
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization, and accretion	1,076	1,114
Provision for loan losses	83	34
Federal Home Loan Bank stock dividends	-	(73)
Bank owned life insurance income	(233)	(230)
Realized loss on sales of securities available for sale	-	12
Mortgage loans originated for sale	(2,006)	(2,125)
Realized gains from sales of mortgage loans	(35)	(35)
Proceeds from sales of mortgage loans	2,018	2,137
Compensation expense related to stock options	11	7
Increase (decrease) due to changes in assets and liabilities:
Income receivable	55	145
Other assets	(417)	(444)
Other liabilities	(167)	64
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,380	3,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	8,204
Proceeds from maturities of securities available for sale	17,681	20,270
Purchases of securities available for sale	(2,881)	(7,848)
Proceeds from redemption of Federal Home Loan Bank stock	1,000	-
Net decrease (increase) in loans	(4,516)	(14,739)
Net cash paid for acquisition	-	(514)
Proceeds from sale of other real estate acquired through foreclosure	-	84
Additions to other real estate acquired through foreclosure	(2)	-
Purchases of premises and equipment	(1,348)	(174)
Proceeds from sales of premises and equipment	7	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	9,941	5,283

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	1,231	9,435
Net change in short-term borrowings	(14,118)	(780)
Proceeds from long-term debt	5,000	-
Principal payments on long-term debt	-	(2,033)
Cash dividends paid	(1,971)	(1,956)
Purchases of treasury shares	(495)	(896)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(10,353)	3,770

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,968	12,877

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,505	15,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,473	28,201

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$6,713	5,605
Income taxes	1,214	1,031
NON-CASH INVESTING ACTIVITY:
Transfer from loans to real estate acquired through foreclosure	-	752

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

Share and per share data have been restated to reflect a 100% stock dividend, accounted for as a stock split, declared by the Board of Directors on April 10, 2007 and paid on May 10, 2007 to shareholders of record on April 25, 2007.

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

Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2006 Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three and six months ended June 30 (in thousands, except share and per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$1,597	1,609	2,995	3,218

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,360,845	6,512,264	6,368,322	6,523,890

Add dilutive effect of stock options	926	2,545	1,310	2,498

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,361,771	6,514,809	6,369,632	6,526,388

Basic earnings per common share	$0.25	0.25	0.47	0.49

Diluted earnings per common share	$0.25	0.25	0.47	0.49

Note 3 -  Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$1,199	-	9	1,190
U.S. Agency notes	21,341	-	240	21,101
U.S. Agency mortgage-backed securities	21,993	-	728	21,265
Municipal securities:
Non-taxable	47,028	216	494	46,750
Taxable	5,402	1	80	5,323
Marketable equity securities	15	6	-	21
	$96,978	223	1,551	95,650

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 -  Investment Securities (continued)

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$1,198	-	19	1,179
U.S. Agency notes	30,749	16	272	30,493
U.S. Agency mortgage-backed securities	22,792	26	518	22,300
Municipal securities:
Non-taxable	50,409	351	247	50,513
Taxable	6,683	32	79	6,636
Marketable equity securities	14	7	-	21
	$111,845	432	1,135	111,142

Information concerning securities with gross unrealized losses at June 30, 2007, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$-	-	1,190	9
U.S. Agency notes	6,076	118	15,025	122
U.S. Agency mortgage- backed securities	7,380	134	13,759	594
Municipal securities:
Non-taxable	8,625	182	19,706	312
Taxable	810	3	2,257	77
	$22,891	437	51,937	1,114

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at June 30, 2007 have not been recognized into income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 - Loans

Major classifications of loans at June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Commercial and industrial	$30,981	26,952
Commercial, secured by real estate	141,794	141,863
Residential real estate	174,388	173,890
Consumer	33,961	36,471
Agricultural	3,467	2,232
Other loans, including deposit overdrafts	9,237	8,101
Lease financing	16	16
	393,844	389,525
Deferred net origination costs	796	845
	394,640	390,370
Less allowance for loan losses	2,050	2,050
Loans, net	$392,590	388,320

Changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Balance, beginning of period	$2,050	2,150
Provision for loan losses	83	34
Charge-offs	(271)	(324)
Recoveries	188	191
Balance, end of period	$2,050	2,051

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 - Loans (continued)

Charge-offs for the six months ended June 30, 2007 and 2006 consisted primarily of consumer loans and checking and NOW account overdrafts.

Non-accrual, past-due, and restructured loans as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Non-accrual loans	$183	872
Past-due 90 days or more and still accruing	131	126
Restructured loans	2,198	-
Total	$2,512	998

Non-accrual loans at June 30, 2007 consisted of one real estate mortgage loan and one home equity line of credit loan.  Non-accrual loans at December 31, 2006 consisted of a real estate mortgage loan and a home equity line of credit loan made to the same borrower, and a loan secured by farmland.  The real estate mortgage loan and home equity loan were paid current during the second quarter, 2007 and the loan secured by farmland was paid in full during the second quarter, 2007.

Loans past-due 90 days or more and still accruing interest at June 30, 2007 consisted of two residential mortgage loans totaling $91,000 and 7 consumer loans totaling $40,000.  Loans past-due 90 days or more at December 31, 2006 consisted of six consumer loans totaling $52,000 and two residential mortgage loans totaling $74,000.

Restructured loans at June 30, 2007 consist of a commercial loan secured by commercial real estate.  It was previously classified as restructured and was removed from that classification during the fourth quarter, 2006 because it was current and had a market interest rate.  It was returned to the restructured classification during the second quarter, 2007 because of the Bank’s agreement to waive the required principal payments for a period of one year, pending the sale of the underlying collateral property.

Not included in the above table is a commercial loan with a balance of $1,277,000 secured by a combination of mortgages and other collateral that was past-due 72 days at June 30, 2007.  This loan was also previously classified as a restructured loan and was removed from that classification during the fourth quarter, 2006 because it was current at that time and had a market interest rate.

Real estate acquired through foreclosure was $754,000 and $752,000 at June 30, 2007 and December 31, 2006, respectively, and is included in “other assets” in the consolidated balance sheets.  Real estate acquired at June 30, 2007 and December 31, 2006 consisted of one single-family residential home.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 - Loans (continued)

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at June 30, 2007 and December 31, 2006 were $41,608,000 and $42,431,000, respectively.  Loans sold to the FHLMC during the three and six months ended June 30, 2007 totaled $1,364,000 and $2,006,000, respectively, and $902,000 and $2,125,000 during the three and six months ended June 30, 2006, respectively.

Note 5 – Borrowings

During March, 2007, LCNB obtained a $5 million advance from the Federal Home Loan Bank of Cincinnati.  The term of the advance is ten years and interest is payable monthly at a fixed rate of 5.25%.  The loan is secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans.

At June 30, 2007, short-term borrowings included U.S. Treasury demand note borrowings of approximately $1,253,000.  The interest rate on the U.S. Treasury demand note borrowings is variable and was 5.10% at June 30, 2007.

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

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy.  The highest "well-capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier 1 risk-based, and 5% for leverage.  As of the most recent notification from their regulators, Lebanon Citizens and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Lebanon Citizens' or LCNB's category.  A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 – Regulatory Capital (continued)

	At	At
	June 30,	December 31,
	2007	2006

Regulatory Capital:
Shareholders' equity	$51,129	50,999
Goodwill and other intangibles	(921)	(1,238)
Accumulated other comprehensive loss	1,551	1,141
Tier 1 risk-based capital	51,759	50,902

Eligible allowance for loan losses	2,050	2,050
Total risk-based capital	$53,809	52,952

Capital ratios:
Total risk-based (required 8.00%)	14.02%	13.95%
Tier 1 risk-based (required 4.00%)	13.48%	13.41%
Leverage (required 3.00%)	9.51%	9.27%

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2007 and December 31, 2006 were as follows (in thousands):

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 7 – Commitments and Contingent Liabilities (continued)

	June 30,	December 31,
	2007	2006
Commitments to extend credit:
Fixed rate	$1,455	679
Adjustable rate	4,012	1,425
Unused lines of credit:
Fixed rate	4,302	5,201
Adjustable rate	64,624	65,845
Unused overdraft protection amounts on
Demand and NOW accounts	10,000	10,082
Standby letters of credit	8,594	5,728
	$92,987	88,960

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At June 30, 2007 and December 31, 2006, outstanding guarantees of $2,256,000 and $1,674,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at June 30, 2007 and December 31, 2006 were approximately $6.3 million and $4.1 million, respectively.  The letter of credit balance is greater at June 30, 2007 because it was re-written in April, 2007.  At that time, LCNB’s participation amount was increased to the higher amount.  The new agreement has a final maturity date of January, 2012.

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

(Unaudited)

(Continued)

Note 7 – Commitments and Contingent Liabilities (continued)

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

Note 8 - Stock Options

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.  As of March 31, 2007, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at June 30, 2007, as adjusted for the 100% stock dividend paid May 10, 2007, were as follows:

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date
$13.09	11,056	$13.09	8,845	$13.09	-	Feb, 2013
17.66	8,108	17.66	4,865	17.66	-	Jan, 2014
18.95	7,934	18.95	1,587	18.95	-	Jan, 2016
17.88	8,116	17.88	-	17.88	-	Feb, 2017
	35,214	16.57	15,297	15.15	-

The following table summarizes stock option activity for the periods indicated, as restated for the 100% stock dividend declared April 10, 2007:

	Six Months ended June 30,
	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	27,098	$16.17	19,164	$15.02
Granted	8,116	17.88	7,934	18.95
Exercised	-	-	-	-
Outstanding, June 30,	35,214	$16.57	27,098	$16.17
Exercisable, June 30,	15,297	$15.15	9,877	$14.59

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Stock Options (continued)

At June 30, 2007, the aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at that date and that were “in the money” (market price greater than exercise price) was approximately $10,000.  The aggregate intrinsic value at that date for only the options that were exercisable was approximately $8,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

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

Total expense related to options included in salaries and wages in the consolidated statements of income for the three and six months ended June 30, 2007 were $6,000 and $11,000, respectively and $4,000 and $7,000 for the three and six months ended June 30, 2006, respectively.

Note 9 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three and six months ended June 30, 2007 and 2006, are summarized as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$171	161	341	322
Interest cost	96	83	191	165
Expected return on plan assets	(105)	(91)	(209)	(181)
Amortization of net loss	2	1	4	1
Net periodic pension cost	164	154	327	307

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $975,000 to its pension plan in 2007.  As of June 30, 2007, no contributions have been made.

At June 30, 2007, accumulated other comprehensive income included $673,000, net of tax, of unrecognized net actuarial loss.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of June 30, 2007, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2007 and 2006, and the related consolidated statements of shareholders’ equity and cash flows for each of the six-month periods ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.

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

July 27, 2007

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

Results of Operations

LCNB earned $1,597,000 or $0.25 basic and diluted earnings per share for the three months ended June 30, 2007, compared to $1,609,000 or $0.25 basic and diluted earnings per share for the three months ended June 30, 2006.  The return on average assets (ROAA) for the second quarter, 2007 was 1.18% and the return on average equity (ROAE) was 12.35%, compared with an ROAA of 1.19% and an ROAE of 12.35% for the second quarter of 2006.  The decrease in net income for the second quarter, 2007 is primarily attributable to an increase in non-interest expense, partially offset by a decrease in the provision for loan losses.

LCNB earned $2,995,000 or $0.47 basic and diluted earnings per share during the first six months of 2007 compared to $3,218,000 or $0.49 basic and diluted earnings per share for the first six months of 2006.  The ROAA and ROAE for the first six months of 2007 were 1.11% and 11.69%, respectively.  The comparable ratios for the first six months of 2006 were 1.20% and 12.41%, respectively.  The decrease in net income for the first half of 2007 is primarily attributable to decreased net interest income, increased non-interest expenses, and an increase in the provision for loan losses.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net Interest Income

Three Months Ended June 30, 2007 vs. 2006.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2007 and 2006, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$390,468	$6,704	6.89%	$368,541	$6,160	6.70%
Federal funds sold and interest- bearing demand deposits	11,862	159	5.38%	9,903	121	4.90%
Federal Reserve Bank stock	648	19	11.76%	647	19	11.78%
Federal Home Loan Bank stock	1,685	28	6.67%	2,571	37	5.77%
Investment securities:
Taxable	50,226	545	4.35%	66,080	649	3.94%
Non-taxable (2)	47,489	721	6.09%	50,658	736	5.83%
Total earnings assets	502,378	8,176	6.53%	498,400	7,722	6.21%
Non-earning assets	43,348			43,860
Allowance for loan losses	(2,055)			(2,052)
Total assets	$543,671			$540,208

Interest-bearing deposits	$402,689	3,292	3.28%	$404,434	2,898	2.87%
Short-term debt	1,090	14	5.15%	854	10	4.70%
Long-term debt	5,000	66	5.29%	48	1	8.36%
Total interest-bearing liabilities	408,779	3,372	3.31%	405,336	2,909	2.88%
Demand deposits	80,038			79,779
Other liabilities	3,014			2,813
Capital	51,840			52,280
Total liabilities and capital	$543,671			$540,208

Net interest rate spread (3)			3.22%			3.33%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$4,804	3.84%		$4,813	3.87%

Ratio of interest-earning assets to interest-bearing liabilities	122.90%			122.96%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2007 as compared to the same period in 2006.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30, 2007 vs. 2006
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$373	171	544
Federal funds sold and interest-bearing demand deposits	25	13	38
Federal Home Loan Bank stock	(14)	5	(9)
Investment securities:
Taxable	(167)	63	(104)
Nontaxable	(47)	32	(15)
Total interest income	170	284	454

Interest-bearing Liabilities:
Deposits	(13)	407	394
Short-term borrowings	3	1	4
Long-term debt	66	(1)	65
Total interest expense	56	407	463
Net interest income	$114	(123)	(9)

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2007 totaled $4,804,000, a decrease of $9,000 from the comparable period in 2006.  Total interest income increased $454,000, which was more than offset by an increase in total interest expense of $463,000.

The increase in total interest income was due to a 32 basis point (one basis point equals 0.01%) increase in the average rate earned on earning assets and to a $4.0 million increase in average interest earning assets, from $498.4 million for the three months ended June 30, 2006 to $502.4 million for the same period in 2007.  The increase in interest earning assets was primarily from loan growth, which increased by $21.9 million on an average basis, partially offset by a $19.0 million decrease in investment securities.  The increase in the average rate earned on earning assets was primarily due to general increases in market interest rates.

The increase in total interest expense was primarily due to a 43 basis point increase in the average rate paid and secondarily due to a new $5.0 million advance obtained from the Federal Home Loan Bank (“FHLB”) of Cincinnati during March, 2007.  The increase in the average rate paid on interest-bearing liabilities was primarily due to general increases in market interest rates.

The net interest margin narrowed 3 basis points in the second quarter, 2007 compared to the second quarter, 2006. The lower margin reflects highly competitive market pricing conditions for both loans and deposits and a relatively flat yield curve between short-term and long-term interest rates.  As a result, average deposit rates increased faster than average loan rates.

Six Months Ended June 30, 2007 vs. 2006.

The following table presents, for the six months ended June 30, 2007 and 2006, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Six Months Ended June 30,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$390,430	$13,364	6.90%	$365,520	$12,136	6.70%
Federal funds sold and interest- bearing demand deposits	6,920	184	5.36%	8,273	195	4.75%
Federal Reserve Bank stock	647	19	5.92%	647	19	5.92%
Federal Home Loan Bank stock	2,011	65	6.52%	2,553	73	5.77%
Investment securities:
Taxable	53,489	1,186	4.47%	68,401	1,346	3.97%
Non-taxable (2)	48,385	1,462	6.09%	52,862	1,556	5.94%
Total earnings assets	501,882	16,280	6.54%	498,256	15,325	6.20%
Non-earning assets	44,354			44,289
Allowance for loan losses	(2,056)			(2,106)
Total assets	$544,180			$540,439

Interest-bearing deposits	$400,942	6,453	3.25%	$402,796	5,567	2.79%
Short-term debt	5,931	161	5.47%	1,823	42	4.65%
Long-term debt	3,066	80	5.26%	1,040	29	5.62%
Total interest-bearing liabilities	409,939	6,694	3.29%	405,659	5,638	2.80%
Demand deposits	79,531			79,698
Other liabilities	3,068			2,766
Capital	51,642			52,316
Total liabilities and capital	$544,180			$540,439

Net interest rate spread (3)			3.25%			3.40%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$9,586	3.85%		$9,687	3.92%

Ratio of interest-earning assets to interest-bearing liabilities	122.43%			122.83%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2007 as compared to the same period in 2006.

	Six Months Ended
	June 30, 2007 vs. 2006
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$845	383	1,228
Federal funds sold and interest-bearing demand deposits	(34)	23	(11)
Federal Home Loan Bank stock	(17)	9	(8)
Investment securities:
Taxable	(317)	157	(160)
Nontaxable	(134)	40	(94)
Total interest income	343	612	955

Interest-bearing Liabilities:
Deposits	(26)	912	886
Short-term borrowings	110	9	119
Long-term debt	53	(2)	51
Total interest expense	137	919	1,056
Net interest income	$206	(307)	(101)

Net interest income on a fully tax-equivalent basis for the first half of 2007 totaled $9,586,000, a $101,000 decrease from the first half of 2006.  Total interest income increased $955,000 and was more than offset by an increase in total interest expense of $1,056,000.

The increase in total interest income was primarily due to a 34 basis point increase in the average rate earned on earning assets, from 6.20% for the first half of 2006 to 6.54% for the first half of 2007, and secondarily to a $3.6 million increase in average total earning assets.  The increase in average earning assets was due to a $24.9 million increase in average loans, largely offset by a $19.4 million decrease in investment securities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest expense was due primarily to a 49 basis point increase in the average rate paid on interest-bearing liabilities and secondarily due to the $5.0 FHLB advance obtained during the first quarter of 2007.

The net interest margin decreased 7 basis points in the first half of 2007 compared to the first half of 2006 for substantially the same reasons previously discussed.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended June 30, 2007 and 2006 was $23,000 and $146,000, respectively, and $83,000 and $34,000 for the six months ended June 30, 2007 and 2006, respectively.  The provision for the six-month period in 2006 was less than for the three-month period because of a reduction in the allowance for loan losses of $112,000 during the three months ended March 31, 2006.  This reduction was due primarily to an improvement in the credit quality of one significant loan during the quarter.

Non -Interest Income

Three Months Ended June 30, 2007 vs. 2006.

Non-interest income for the second quarter of 2007 was $3,000 greater than for the same period in 2006.  Trust income was $87,000 greater, largely offset by a $66,000 decrease in service charges and fees.  Trust income increased partially due to executor fees received.  Service charges and fees decreased primarily due to a decrease in non-sufficient fund charges, partially offset by an increase in check card income.  Check card income grew because a greater number of cards were outstanding and because of the increasing popularity of check cards as a retail payment method.

Six Months Ended June 30, 2007 vs. 2006.

Non-interest income for the first half of 2007 was $4,000 greater than for the same period in 2006.  Trust income increased $41,000 and service charges and fees decreased $54,000, both for substantially the same reasons discussed above.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Non-Interest Expense

Three Months Ended June 30, 2007 vs. 2006.

Total non-interest expense increased $154,000 during the second quarter, 2007 as compared to the second quarter, 2006, primarily due to a $33,000 increase in salaries and wages, a $33,000 increase in occupancy expense, and an $80,000 increase in other non-interest expense.  These increases were partially offset by a $23,000 decrease in equipment expenses.  Salaries and wages increased primarily due to additional employees and routine salary and wage increases.  Occupancy expense increased due to rent and real estate taxes for the new Oakwood office.  Equipment expenses decreased due to lower equipment rental and depreciation expenses.

Six Months Ended June 30, 2007 vs. 2006.

Total non-interest expense increased $227,000 during the first half, 2007 as compared to the first half of 2006 primarily due to a $145,000 increase in salaries and wages and a $70,000 increase in occupancy expenses for substantially the same reasons discussed above.  Equipment expenses decreased $37,000 for substantially the same reasons discussed above.

Income Taxes

LCNB’s effective tax rates for the six months ended June 30, 2007 and 2006 were 24.4% and 25.2%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition

The fair value of securities available for sale was $95.6 million at June 30, 2007, approximately $15.5 million less than at December 31, 2006.  The decrease was due to maturities and calls; no securities were sold during the first six months of 2007.  These additional funds, along with a $5.0 million FHLB advance obtained in March, 2007, were primarily used to pay down short-term borrowings.

The term of the $5.0 million FHLB advance is ten years and interest is payable monthly at a fixed rate of 5.25%.

Short-term borrowings at June 30, 2007 were $1.3 million, a $14.1 million decrease from the December 31, 2006  balance of $15.4 million.

Net loans outstanding at June 30, 2007 totaled $392.6 million, approximately $4.3 million greater than at December 31, 2006.  Commercial and industrial loans comprised most of the increase.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheets. The analysis uses quarterly averages to give a better indication of balance sheet trends.

CONDENSED QUARTERLY AVERAGE BALANCE SHEETS

	June 30,	March 31,	December 31,
	2007	2007	2006
	(In thousands)
ASSETS
Interest earning:
Federal funds sold and interest-bearing demand deposits	$11,862	1,923	7,843
Investment securities	100,048	109,066	110,826
Loans	390,468	390,392	388,404
Total interest-earning assets	502,378	501,381	507,073

Noninterest-earning:
Cash and due from banks	12,669	15,067	13,260
All other assets	30,679	30,265	30,889
Allowance for credit losses	(2,055)	(2,056)	(2,055)
TOTAL ASSETS	$543,671	544,657	549,167

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$402,689	399,176	410,496
Short-term borrowings	1,090	10,825	2,579
Long-term debt	5,000	1,111	-
Total interest-bearing liabilities	408,779	411,112	413,075

Noninterest-bearing:
Noninterest-bearing deposits	80,038	78,940	80,794
All other liabilities	3,014	3,164	3,181
TOTAL LIABILITIES	491,831	493,216	497,050

SHAREHOLDERS' EQUITY	51,840	51,441	52,117

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$543,671	544,657	549,167

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Average interest-bearing deposits for the first quarter, 2007 were $399.2 million, an $11.3 million decrease from the average balance for the fourth quarter, 2006.  The average balance of interest-bearing deposits for the second quarter increased $3.5 million to $402.7 million.  Most of the decrease in average interest-bearing deposits during the first quarter, 2007 was in NOW and money fund deposits.

The decrease in average deposits was substantially replaced by an $8.2 million increase in average short-term borrowings and a $5.9 million decrease in federal funds sold and interest-bearing demand deposits during the first quarter, 2007, as compared to the fourth quarter, 2006.

Short-term borrowings, in turn, were paid down late in the first quarter, 2007 from the proceeds of the $5.0 million FHLB advance obtained during March, 2007 and from the proceeds from investment security maturities and calls.  As a result, average investment securities for the second quarter, 2007 were $9.0 million less than for the first quarter, 2007 and average long-term debt for the second quarter, 2007 was $3.9 million greater than for the first quarter, 2007.  Also comparing the second and first quarters of 2007, average short-term borrowings for the second quarter, 2007 decreased $9.7 million to an average balance of $1.1 million and average federal funds sold and interest-bearing demand deposits increased $9.9 million to an average balance of $11.9 million.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At June 30, 2007, LCNB’s liquid assets amounted to $114.1 million or 21.1% of total gross assets, a decrease from $126.6 million or 23.1% at December 31, 2006.  Liquid assets decreased, despite a $3.0 million increase in cash and cash equivalents, due to the $15.5 million decrease in securities available for sale.  The decrease in liquidity was used primarily to pay down short-term borrowings.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 79.0% of total deposits at June 30, 2007 were “core” deposits, a decrease from 80.4% at December 31, 2006.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  Core deposits decreased because of a $5.4 million increase in public fund deposits, while total deposits, including public fund deposits, increased only $1.2 million.

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

LCNB CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

LCNB and the Bank are exposed to interest rate risk.  The banking business consists of investments in interest-earning assets, which are funded by interest-bearing liabilities, both of which have varying levels of sensitivity to changes in rates of interest.  The Bank’s Asset and Liability Management Committee (“ALCO”) meets on a regular basis and attempts to manage this interest rate risk, primarily using a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis.

The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2007 IRSA indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$18,577	3	0.02%
Up 200	18,586	12	0.07%
Up 100	18,589	15	0.08%
Base	18,574	-	-%
Down 100	18,485	(89)	-0.48%
Down 200	18,300	(274)	-1.47%
Down 300	18,052	(522)	-2.81%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at June 30, 2007 is shown below.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$66,254	(13,657)	-17.09%
Up 200	68,912	(10,999)	-13.76%
Up 100	71,418	(8,493)	-10.63%
Base	79,911	-	-%
Down 100	73,106	(6,805)	-8.52%
Down 200	72,080	(7,831)	-9.80%
Down300	71,223	(8,688)	-10.87%

LCNB CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risks (continued)

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of June 30, 2007, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 1.     Legal Proceedings - None

Item 1A.  Risk Factors – No material changes

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue.  The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program" LCNB was originally authorized to  purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through June 30, 2007, 290,440 shares had been purchased under this program.  No shares were purchased during the second quarter, 2007.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception.  The following table shows information relating to private sale repurchases during the three months ended June 30, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2007	-	$-	-	Not Applicable
May 1-31, 2007	23,950	13.78	23,950
June 1-30, 2007	-	-	-
Total	23,950	13.78	23,950

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of the shareholders of LCNB Corp. was held on April 10, 2007.

One item was voted on by the shareholders of LCNB:  Election of two Class II directors to serve until the 2010 Annual Meeting.

The following nominees were elected as Class II directors by the votes indicated:

Director	For	Withheld
Joseph W. Schwarz	2,720,319	43,780
Kathleen Porter Stolle	2,614,326	149,773

The following Class III and I members of the Board of Directors have terms expiring in

2008 and 2009, respectively:

   Class III:  Rick L. Blossom, Steve P. Foster, William H. Kaufman, George L. Leasure

   Class I:     David S. Beckett, Spencer S. Cropper, Stephen P. Wilson

Item 5. Other Information - None

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
Dated March 15, 2002, Exhibit A (000-26121).

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

July 30, 2007

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

July 30, 2007

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer