Form 10-Q
period 2007-09-30
LCNB CORP
filed 2007-10-29
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

.                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of October 26, 2007 was 6,345,486 shares.

LCNB Corp.

INDEX

Page No.

Part I - Financial Information

Item 1.      Financial Statements

Consolidated Balance Sheets -

September 30, 2007, and December 31, 2006

1

Consolidated Statements of Income -

Three and Nine Months Ended September 30, 2007 and 2006

2

Consolidated Statements of Comprehensive Income -

Three and Nine Months Ended September 30, 2007 and 2006

3

Consolidated Statements of Stockholders' Equity -

Nine Months Ended September 30, 2007 and 2006

4

Consolidated Statements of Cash Flows -

Nine Months Ended September 30, 2007 and 2006

5

Notes to Consolidated Financial Statements

6-16

Report of Independent Registered Public Accounting Firm

17

Item 2.      Management's Discussion and Analysis of Financial

    Condition and Results of Operations

18-28

Item 3.      Quantitative and Qualitative Disclosures about

   Market Risks

29

Item 4.      Controls and Procedures

30

Part II - Other Information

Item 1.      Legal Proceedings

31

Item 1A.   Risk Factors

31

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.      Defaults Upon Senior Securities

31

Item 4.      Submission of Matters to a Vote of Security Holders

31

Item 5.      Other Information

31

Item 6.      Exhibits

32

Signatures

33

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Cash and due from banks	$18,085	14,864
Federal funds sold and interest-bearing demand deposits	25,078	641
Total cash and cash equivalents	43,163	15,505

Securities available for sale, at estimated fair value	91,123	111,142
Federal Reserve Bank stock and Federal Home Loan Bank stock, at cost	2,332	3,332
Loans, net	394,116	388,320
Premises and equipment, net	12,780	12,090
Intangibles, net	939	1,426
Bank owned life insurance	11,330	10,979
Other assets	6,079	5,421
TOTAL ASSETS	$561,862	548,215

LIABILITIES:
Deposits –
Noninterest-bearing	$83,929	82,360
Interest-bearing	414,443	396,255
Total deposits	498,372	478,615
Short-term borrowings	2,805	15,370
Long-term debt	5,000	-
Accrued interest and other liabilities	3,555	3,231
TOTAL LIABILITIES	509,732	497,216

SHAREHOLDERS’ EQUITY:
Preferred stock – no par value, authorized 1,000,000 shares,
none outstanding	-	-
Common stock – no par value, authorized 8,000,000 shares,
issued 7,103,768 shares	10,560	10,560
Surplus	10,595	10,577
Retained earnings	43,655	42,245
Treasury shares at cost, 758,282 and 724,132 shares at
September 30, 2007 and December 31, 2006, respectively	(11,737)	(11,242)
Accumulated other comprehensive loss, net of taxes	(943)	(1,141)
TOTAL SHAREHOLDERS’ EQUITY	52,130	50,999

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$561,862	548,215

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

Three Months Ended

Nine Months Ended

September 30,

September 30,

2007

2006

2007

2006

INTEREST INCOME:

Interest and fees on loans

$

6,732

6,489

20,096

18,624

Dividends on Federal Reserve Bank

and Federal Home Loan Bank stock

27

38

          111

130

Interest on investment securities –

Taxable

533

678

1,719

2,024

Non-taxable

452

464

1,417

  1,491

Other short-term investments

176

154

360

349

TOTAL INTEREST INCOME

7,920

7,823

23,703

22,618

INTEREST EXPENSE:

Interest on deposits

3,455

3,289

9,908

8,856

Interest on short-term borrowings

11

13

172

55

Interest on long-term debt

66

1

146

  30

TOTAL INTEREST EXPENSE

3,532

3,303

10,226

8,941

NET INTEREST INCOME

4,388

4,520

    13,477

13,677

PROVISION FOR LOAN LOSSES

 75

 66

158

100

NET INTEREST INCOME AFTER

  PROVISION FOR LOAN LOSSES

4,313

4,454

13,319

13,577

NON-INTEREST INCOME:

Trust income

472

485

1,416

           1,388

Service charges and fees

1,081

1,071

3,031

            3,075

Net loss on sales of securities

-

                   -

  -

  (12)

Insurance agency income

392

391

1,228

           1,239

Bank-owned life insurance income

118

117

351

              347

Other operating income

54

  9

194

              135

TOTAL NON-INTEREST INCOME

2,117

2,073

6,220

           6,172

NON-INTEREST EXPENSE:

Salaries and wages

2,027

2,009

6,075

           5,912

Pension and other employee benefits

536

501

1,576

           1,517

Equipment expenses

274

267

758

              788

Occupancy expense, net

426

367

1,147

           1,018

State franchise tax

155

154

476

              467

Marketing

108

 85

317

              280

Intangible amortization

151

162

466

              459

Other non-interest expense

951

  965

2,962

           2,991

TOTAL NON-INTEREST EXPENSE

4,628

4,510

13,777

         13,432

INCOME BEFORE INCOME TAXES

1,802

2,017

5,762

           6,317

PROVISION FOR INCOME TAXES

432

511

1,397

           1,593

NET INCOME

$

1,370

1,506

4,365

           4,724

Dividends declared per common share

$

0.155

0.15

0.465

            0.45

Earnings per common share:

Basic

$

0.22

0.23

0.69

            0.73

Diluted

0.22

0.23

0.69

            0.73

Average shares outstanding:

Basic

6,345,486

6,472,132

6,360,654

  6,506,383

Diluted

6,345,615

6,474,569

6,361,415

  6,508,862

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income	$1,370	1,506	4,365	4,724

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $312 and $218 for the three months ended September 30, 2007 and 2006, respectively, and net of taxes of $100 and $33 for the nine months ended September 30, 2007 and 2006, respectively)	607	423	194	(64)

Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income (net of taxes of $4 for the nine months ended September 30, 2006)	-	-	-	8

Amortization of pension plan unrecognized net loss (net of taxes of $1and $2 for the three and nine months ended September 30, 2007	1	-	4	-

TOTAL COMPREHENSIVE INCOME	$1,978	1,929	4,563	4,668

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
					Other	Total
	Common		Retained	Treasury	Comprehensive	Shareholders’
	Shares	Surplus	Earnings	Shares	Income (Loss)	Equity
Balance January 1, 2007	$10,560	10,577	42,245	(11,242)	(1,141)	50,999

Net income			4,365			4,365

Change in estimated fair value of securities available for sale, net of tax					194	194

Amortization of pension plan unrecognized net loss, net of tax					4	4

Compensation expense relating to stock options		18				18

Treasury shares purchased				(495)		(495)

Cash dividends declared, $0.465 per share			(2,955)			(2,955)
Balance September 30, 2007	$10,560	10,595	43,655	(11,737)	(943)	52,130

Balance January 1, 2006	$10,560	10,562	39,612	(8,011)	(701)	52,022

Net income			4,724			4,724

Change in estimated fair value of securities available for sale, net of tax and reclassification adjustment					(56)	(56)

Compensation expense relating to stock options		11				11

Treasury shares purchased				(1,877)		(1,877)

Cash dividends declared, $0.45 per share			(2,924)			(2,924)
Balance September 30, 2006	$10,560	10,573	41,412	(9,888)	(757)	51,900

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,365	4,724
Adjustments to reconcile net income to net cash flows from operating activities –
Depreciation, amortization, and accretion	1,640	1,680
Provision for loan losses	158	100
Federal Home Loan Bank stock dividends	-	(111)
Bank-owned life insurance income	(351)	(347)
Realized loss on sales of securities available for sale	-	12
Realized loss (gain) on sale of premises and equipment	(6)	32
Mortgage loans originated for sale	(2,517)	(2,471)
Realized gains from sales of mortgage loans	(42)	(41)
Proceeds from sales of mortgage loans	2,532	2,485
Compensation expense related to stock options	18	11
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(255)	(238)
Other assets	525	(886)
Other liabilities	(695)	34
NET CASH FLOWS FROM OPERATING ACTIVITIES	5,372	4,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	8,204
Proceeds from maturities of securities available for sale	27,842	34,162
Purchases of securities available for sale	(7,629)	(16,218)
Proceeds from redemption of Federal Home Loan Bank stock	1,000	-
Net decrease (increase) in loans	(6,190)	(29,754)
Net cash paid for acquisition	-	(515)
Proceeds from sale of other real estate acquired through foreclosure	-	84
Additions to other real estate acquired through foreclosure	(5)	-
Purchases of premises and equipment	(1,480)	(332)
Proceeds from sales of premises and equipment	6	6
NET CASH FLOWS FROM INVESTING ACTIVITIES	13,544	(4,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	19,757	11,725
Net change in short-term borrowings	(12,565)	921
Proceeds from long-term debt	5,000	-
Principal payments on long-term debt	-	(2,050)
Cash dividends paid	(2,955)	(2,924)
Purchases of treasury shares	(495)	(1,877)
NET CASH FLOWS FROM FINANCING ACTIVITIES	8,742	5,795

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,658	6,416

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,505	15,324

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,163	21,740

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$10,200	8,947
Income taxes	1,809	1,646
NON-CASH INVESTING ACTIVITY:
Transfer from loans to real estate acquired through foreclosure	-	752

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1 - Basis of Presentation

Substantially all of the assets, liabilities and operations of LCNB Corp. ("LCNB") are attributable to its wholly-owned subsidiaries, LCNB National Bank (formerly Lebanon Citizens National Bank) (the "Bank"), and Dakin Insurance Agency, Inc. ("Dakin").  The accompanying unaudited consolidated financial statements include the accounts of LCNB, the Bank, and Dakin.

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

Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2006 Form 10-K filed with the SEC.

Note 2 – Acquisition

On August 13, 2007, LCNB signed a definitive agreement to acquire Sycamore National Bank (“Sycamore”) in a stock and cash transaction valued at approximately $9.7 million.  Sycamore operates two full–service branches in Cincinnati, Ohio.  As of September 30, 2007, Sycamore had total assets of $49.1 million, deposits of $44.2 million, loans of $44.0 million and shareholders’ equity of $4.6 million.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 – Acquisition (continued)

Under the terms of the agreement, Sycamore will be merged with and into the Bank and Sycamore’s two offices will become branches of the Bank.  Each share of Sycamore common stock will be exchanged for, at the election of each shareholder, $33.75 in cash, 2.444 shares of LCNB common stock, or a combination of cash and shares.    A Sycamore shareholder’s election to receive cash or stock is subject to allocation procedures that will ensure that, in the aggregate, 50% of the shares of Sycamore common stock will be exchanged for cash and 50% will be exchanged for stock.  Subject to regulatory approvals and Sycamore shareholder approval, the transaction is anticipated to be completed during the fourth quarter, 2007.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$1,370	1,506	4,365	4,724

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,345,486	6,472,132	6,360,654	6,506,383

Add- Dilutive effect of stock options	129	2,437	761	2,479

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,345,615	6,474,569	6,361,415	6,508,862

Basic earnings per common share	$0.22	0.23	0.69	0.73

Diluted earnings per common share	$0.22	0.23	0.69	0.73

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2007 and December 31, 2006 are summarized as follows (in thousands):

	September 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$1,200	-	2	1,198
U.S. Agency notes	19,124	1	78	19,047
U.S. Agency mortgage-backed securities	20,745	-	401	20,344
Municipal securities:
Non-taxable	45,311	252	166	45,397
Taxable	5,137	28	49	5,116
Marketable equity securities	15	6	-	21
	$91,532	287	696	91,123

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$1,198	-	19	1,179
U.S. Agency notes	30,749	16	272	30,493
U.S. Agency mortgage-backed securities	22,792	26	518	22,300
Municipal securities:
Non-taxable	50,409	351	247	50,513
Taxable	6,683	32	79	6,636
Marketable equity securities	14	7	-	21
	$111,845	432	1,135	111,142

Information concerning securities with gross unrealized losses at September 30, 2007, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes	$-	-	1,198	2
U.S. Agency notes	8,956	21	9,091	57
U.S. Agency mortgage-backed securities	7,108	14	13,072	387
Municipal securities:
Non-taxable	3,908	18	19,087	148
Taxable	-	-	2,277	49
	$19,972	53	44,725	643

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 - Investment Securities (continued)

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at September 30, 2007 have not been recognized into income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

Note 5 - Loans

Major classifications of loans at September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Commercial and industrial	$29,056	26,952
Commercial, secured by real estate	144,181	141,863
Residential real estate	175,912	173,890
Consumer	33,248	36,471
Agricultural	3,636	2,232
Other loans, including deposit overdrafts	9,352	8,101
Lease financing	-	16
	395,385	389,525
Deferred net origination costs	782	845
	396,167	390,370
Less allowance for loan losses	2,051	2,050
Loans, net	$394,116	388,320

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 - Loans (continued)

Changes in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Balance, beginning of period	$2,050	2,150
Provision for loan losses	158	100
Charge-offs	(434)	(495)
Recoveries	277	296
Balance, end of period	$2,051	2,051

Charge-offs for the nine months ended September 30, 2007 and 2006 consisted primarily of consumer loans, and checking and NOW account overdrafts, but also included some residential and commercial real estate loans.

Non-accrual, past-due, and restructured loans as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Non-accrual loans	$1,480	872
Past-due 90 days or more and still accruing	210	126
Restructured loans	2,198	-
Total	$3,888	998

Non-accrual loans at September 30, 2007 consisted of two home equity line of credit loans, one residential real estate mortgage loan, and one commercial real estate mortgage loan.  Non-accrual loans at December 31, 2006 consisted of a residential real estate mortgage loan and a home equity line of credit loan made to the same borrower, and a loan secured by farmland.  The residential real estate mortgage loan and home equity loan were paid current during the second quarter, 2007 and the loan secured by farmland was paid in full during the second quarter, 2007.

The commercial real estate mortgage loan included in non-accrual loans at September 30, 2007 had a balance of $1,277,000 at that date.  This loan was previously classified as a restructured loan and was removed from that classification during the fourth quarter, 2006 because it was current at that time and had a market interest rate.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 - Loans (continued)

Loans past-due 90 days or more and still accruing interest at September 30, 2007 and December 31, 2006 consisted of consumer loans and residential mortgage loans.

Restructured loans at September 30, 2007 consisted of a commercial loan secured by commercial real estate.  It was previously classified as restructured and was removed from that classification during the fourth quarter, 2006 because it was current and had a market interest rate.  It was returned to the restructured classification during the second quarter, 2007 because of the Bank’s agreement to waive the required principal payments for a period of one year, pending the sale of the underlying collateral property.

Real estate acquired through foreclosure was $757,000 and $752,000 at September 30, 2007 and December 31, 2006, respectively, and is included in “other assets” in the consolidated balance sheets.  Real estate acquired at September 30, 2007  and December 31, 2006 consisted of one single-family residential home.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation ("FHLMC") are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at September 30, 2007 and December 31, 2006 were $40,809,000 and $42,431,000, respectively.  Loans sold to the FHLMC during the three and nine months ended September 30, 2007 totaled $511,000 and $2,517,000, respectively, and $346,000 and $2,471,000 during the three and nine months ended September 30, 2006, respectively.

Note 6 – Borrowings

During March, 2007, LCNB obtained a $5 million advance from the Federal Home Loan Bank of Cincinnati.  The term of the advance is ten years and interest is payable monthly at a fixed rate of 5.25%.  The loan is secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans.

At September 30, 2007, short-term borrowings included U.S. Treasury demand note borrowings of approximately $2,805,000.  The interest rate on the U.S. Treasury demand note borrowings is variable and was 4.52% at September 30, 2007.

At December 31, 2006, short-term borrowings included federal funds borrowed of $14,100,000 and U.S. Treasury demand note borrowings of approximately $1,264,000.  The interest rate on federal funds borrowed was 5.25% and the interest rate on the U.S. Treasury demand note borrowings was 5.04% at December 31, 2006.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 7 – Regulatory Capital

The Bank and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy.  The highest "well-capitalized" category requires capital ratios of at least 10% for total risk-based, 6% for Tier 1 risk-based, and 5% for leverage.  As of the most recent notification from their regulators, the Bank and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's or LCNB's category.  A summary of the regulatory capital and capital ratios of LCNB follows:

	At	At
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Regulatory Capital:
Shareholders' equity	$52,130	50,999
Goodwill and other intangibles	(770)	(1,238)
Accumulated other comprehensive loss	943	1,141
Tier 1 risk-based capital	52,303	50,902

Eligible allowance for loan losses	2,051	2,050
Total risk-based capital	$54,354	52,952

Capital ratios:
Total risk-based (required 8.00%)	14.04%	13.95%
Tier 1 risk-based (required 4.00%)	13.51%	13.41%
Leverage (required 3.00%)	9.54%	9.27%

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Commitments to extend credit:
Fixed rate	$1,228	679
Adjustable rate	836	1,425
Unused lines of credit:
Fixed rate	4,050	5,201
Adjustable rate	68,232	65,845
Unused overdraft protection amounts on
demand and NOW accounts	9,932	10,082
Standby letters of credit	8,615	5,728
	$92,893	88,960

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At September 30, 2007 and December 31, 2006, outstanding guarantees of $2,276,000 and $1,674,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at September 30, 2007 and December 31, 2006 were approximately $6.3 million and $4.1 million, respectively.  The letter of credit balance is greater at September 30, 2007 because it was re-written in April, 2007.  At that time, LCNB’s participation amount was increased to the higher amount.  The new agreement has a final maturity date of January, 2012.

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

At September 30, 2007, LCNB is committed under various contracts to expend approximately $720,000 to complete certain building and office acquisition and/or renovation projects and computer upgrades.  Management believes that LCNB has sufficient liquidity to fund its lending and capital expenditure commitments.

LCNB and its subsidiaries are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

Note 9 - Stock Options

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.  As of September 30, 2007, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at September 30, 2007, as adjusted for the 100% stock dividend paid May 10, 2007, were as follows:

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date
$13.09	11,056	$13.09	8,845	$13.09	-	Feb, 2013
17.66	8,108	17.66	4,865	17.66	-	Jan, 2014
18.95	7,934	18.95	1,587	18.95	-	Jan, 2016
17.88	8,116	17.88	-	17.88	-	Feb, 2017
	35,214	16.57	15,297	15.15	-

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 9 - Stock Options (continued)

The following table summarizes stock option activity for the periods indicated, as restated for the 100% stock dividend paid May 10, 2007:

	Nine Months ended September 30,
	2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	27,098	$16.17	19,164	$15.02
Granted	8,116	17.88	7,934	18.95
Exercised	-	-	-	-
Outstanding, September 30,	35,214	$16.57	27,098	$16.17
Exercisable, September 30,	15,297	$15.15	9,877	$14.59

At September 30, 2007, the aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at that date and that were “in the money” (market price greater than exercise price) was approximately $10,000.  The aggregate intrinsic value at that date for only the options that were exercisable was approximately $8,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

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

Total expense related to options included in salaries and wages in the consolidated statements of income for the three and nine months ended September 30, 2007 were $6,000 and $18,000, respectively and $4,000 and $11,000 for the three and nine months ended September 30, 2006, respectively.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three and nine months ended September 30, 2007 and 2006, are summarized as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$171	162	512	484
Interest cost	97	83	288	248
Expected return on plan assets	(107)	(92)	(316)	(273)
Amortization of net loss	2	-	6	1
Net periodic pension cost	163	153	490	460

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $975,000 to its pension plan in 2007.  A contribution of $1,004,000 was made to the pension plan on October 1, 2007.  LCNB expects to contribute another $52,000 during the fourth quarter, 2007.

At September 30, 2007, accumulated other comprehensive income included $673,000, net of tax, of unrecognized net actuarial loss.

Note 11 – Recent Accounting Pronouncements

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of September 30, 2007, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.

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

October 26, 2007

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

Results of Operations

LCNB earned $1,370,000 or $0.22 per diluted share for the three months ended September 30, 2007, compared to $1,506,000 or $0.23 per diluted share for the three months ended September 30, 2006.  The return on average assets (ROAA) for the third quarter, 2007 was 0.99% and the return on average equity (ROAE) was 10.47%, compared with an ROAA of 1.08% and an ROAE of 11.47% for the third quarter of 2006.  The decrease in net income for the third quarter, 2007 is primarily attributable to a decrease in net interest income and an increase in non-interest expense.

LCNB earned $4,365,000 or $0.69 per diluted share during the first nine months of 2007 compared to $4,724,000 or $0.73 per diluted share for the first nine months of 2006.  The ROAA and ROAE for the first nine months of 2007 were 1.07% and 11.28%, respectively.  The comparable ratios for the first nine months of 2006 were 1.16% and 12.09%, respectively.  The decrease in net income for the nine months ended September 30, 2007 is primarily attributable to a decrease in net interest income, an increase in the provision for loan losses, and an increase in non-interest expense.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net Interest Income

Three Months Ended September 30, 2007 vs. 2006.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2007 and 2006, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$395,202	$6,732	6.76%	$381,228	$6,489	6.75%
Federal funds sold and interest- bearing demand deposits	14,096	176	4.95%	11,433	154	5.34%
Federal Reserve Bank stock	648	-	-%	647	-	-%
Federal Home Loan Bank stock	1,685	27	6.36%	2,607	38	5.78%
Investment securities:
Taxable	47,491	533	4.45%	65,730	678	4.09%
Non-taxable (2)	44,917	685	6.05%	47,115	703	5.92%
Total earnings assets	504,039	8,153	6.42%	508,760	8,062	6.29%
Non-earning assets	45,334			45,696
Allowance for loan losses	(2,055)			(2,052)
Total assets	$547,318			$552,404

Interest-bearing deposits	$406,559	3,455	3.37%	$417,017	3,289	3.13%
Short-term borrowings	980	11	4.45%	1,046	13	4.93%
Long-term debt	5,000	66	5.24%	32	1	12.40%
Total interest-bearing liabilities	412,539	3,532	3.40%	418,095	3,303	3.13%
Demand deposits	79,510			78,863
Other liabilities	3,367			3,361
Capital	51,902			52,085
Total liabilities and capital	$547,318			$552,404

Net interest rate spread (3)			3.02%			3.16%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$4,621	3.64%		$4,759	3.71%

Ratio of interest-earning assets to interest-bearing liabilities	122.18%			121.69%

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2007 as compared to the same period in 2006.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30,
	2007 vs. 2006
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$238	5	243
Federal funds sold and interest-bearing demand deposits	34	(12)	22
Federal Home Loan Bank stock	(14)	3	(11)
Investment securities:
Taxable	(201)	56	(145)
Nontaxable	(33)	15	(18)
Total interest income	24	67	91

Interest-bearing Liabilities:
Deposits	(84)	250	166
Short-term borrowings	(1)	(1)	(2)
Long-term debt	66	(1)	65
Total interest expense	(19)	248	229
Net interest income	$43	(181)	(138)

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2007 totaled $4,621,000, a decrease of $138,000 from the comparable period in 2006.  Total interest expense increased $229,000, which was partially offset by an increase in total interest income of $91,000.

The increase in total interest expense was primarily due to a 27 basis point increase in the average rate paid, which was primarily due to general increases in market interest rates, slightly offset by the decrease in average interest-bearing liabilities referred to above.

The increase in total interest income was due to a 13 basis point (one basis point equals 0.01%) increase in the average rate earned on earning assets and to a $14.0 million increase in average loans, partially offset by a $20.4 million decrease in average investment securities.  The increase in the average rate earned on earning assets was primarily due to general increases in market interest rates.  The decrease in average investment securities was used primarily to fund the growth in average loans.

The net interest margin decreased 7 basis points in the third quarter, 2007 compared to the third quarter, 2006. The lower margin reflects highly competitive market pricing conditions for both loans and deposits.  As a result, average deposit rates increased faster than average loan rates.

Nine Months Ended September 30, 2007 vs. 2006.

The following table presents, for the nine months ended September 30, 2007 and 2006, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Nine Months Ended September 30,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$392,038	$20,096	6.85%	$370,813	$18,624	6.72%
Federal funds sold and interest- bearing demand deposits	9,338	360	5.15%	9,338	349	5.00%
Federal Reserve Bank stock	648	19	3.92%	647	19	3.93%
Federal Home Loan Bank stock	1,901	92	6.47%	2,571	111	5.77%
Investment securities:
Taxable	51,468	1,719	4.47%	67,506	2,024	4.01%
Non-taxable (2)	47,216	2,147	6.08%	50,925	2,259	5.93%
Total earnings assets	502,609	24,433	6.50%	501,800	23,386	6.23%
Non-earning assets	44,665			44,744
Allowance for loan losses	(2,056)			(2,088)
Total assets	$545,218			$544,456

Interest-bearing deposits	$402,835	9,908	3.29%	$407,589	8,856	2.90%
Short-term borrowings	4,263	172	5.39%	1,561	55	4.71%
Long-term debt	3,718	146	5.25%	700	30	5.73%
Total interest-bearing liabilities	410,816	10,226	3.33%	409,850	8,941	2.92%
Demand deposits	79,510			79,399
Other liabilities	3,163			2,969
Capital	51,729			52,238
Total liabilities and capital	$545,218			$544,456

Net interest rate spread (3)			3.17%			3.31%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$14,207	3.78%		$14,445	3.85%

Ratio of interest-earning assets to interest-bearing liabilities	122.34%			122.44%

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

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2007 as compared to the same period in 2006.

	Nine Months Ended
	September 30,
	2007 vs. 2006
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,082	390	1,472
Federal funds sold and interest-bearing demand deposits	-	11	11
Federal Home Loan Bank stock	(31)	12	(19)
Investment securities:
Taxable	(518)	213	(305)
Nontaxable	(168)	56	(112)
Total interest income	365	682	1,047

Interest-bearing Liabilities:
Deposits	(104)	1,156	1,052
Short-term borrowings	108	9	117
Long-term debt	119	(3)	116
Total interest expense	123	1,162	1,285
Net interest income	$242	(480)	(238)

Net interest income on a fully tax-equivalent basis for the first nine months of 2007 totaled $14,207,000, a $238,000 decrease from the same period in 2006.  Total interest expense increased $1,285,000 and was partially offset by an increase in total interest income of $1,047,000.

The increase in total interest expense was due primarily to a 41 basis point increase in the average rate paid on interest-bearing liabilities.  The net interest margin decreased 7 basis points during the first nine months of 2007 compared to the first nine months of 2006 primarily due to competitive market pricing conditions for both loans and deposits and to a flat or inverted yield curve during much of the 2007 period.  As a result, average deposit rates increased faster than average loan rates.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest income was due to a 27 basis point increase in the average rate earned on earning assets, from 6.23% for the first nine months of 2006 to 6.50% for the comparable period in 2007, and to a $21.2 million increase in average loans, partially offset by a $19.7 million decrease in average investment securities.  The decrease in average investment securities was used to fund the growth in average loans.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended September 30, 2007 and 2006 was $75,000 and $66,000, respectively, and $158,000 and $100,000 for the nine months ended September 30, 2007 and 2006, respectively.

Non -Interest Income

Three Months Ended September 30, 2007 vs. 2006.

Non-interest income of $2,117,000 for the third quarter of 2007 was $44,000 greater than for the same period in 2006 primarily due to the absence of a loss on abandonment of an ATM recognized during the 2006 period, which was netted against other operating income.

Nine Months Ended September 30, 2007 vs. 2006.

Non-interest income of $6,220,000 for the first nine months of 2007 was $48,000 greater than for the same period in 2006 for primarily the same reason mentioned above.  In addition trust income increased $28,000 primarily due to executor fees received during the 2007 period.  Service charges and fees decreased $44,000 due to a decrease in non-sufficient fund charges, partially offset by an increase in check card income.

Non-Interest Expense

Three Months Ended September 30, 2007 vs. 2006.

Total non-interest expense increased $118,000 during the third quarter, 2007 compared to the third quarter, 2006, primarily due to an $18,000 increase in salaries and wages, a $35,000 increase in pension and other employee benefits, and a $59,000 increase in occupancy expense.  Pension and other employee benefits increased primarily due to an increase in pension costs and occupancy expense increased primarily due to maintenance and repair costs and increased utilities expense.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Nine Months Ended September 30, 2007 vs. 2006.

Total non-interest expense increased $345,000 during the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to a $163,000 increase in salaries and wages, a $59,000 increase in pension and other employee benefits, and a $129,000 increase in occupancy expense.  Salaries and wages increased primarily due to additional employees and routine salary and wage increases.  Pension and other employee benefits increased primarily due to an increase in pension expense.  Occupancy expense increased primarily due to increased maintenance and repair costs, rent expense for the land for the new Oakwood office (opened May, 2007), and real estate taxes for the Oakwood office.

Income Taxes

LCNB’s effective tax rates for the nine months ended September 30, 2007 and 2006 were 24.2% and 25.2%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition

The fair value of securities available for sale was $91.1 million at September 30, 2007, approximately $20.0 million less than at December 31, 2006.  The decrease was due to maturities and calls; no securities were sold during the first nine months of 2007.  These additional funds, along with a $5.0 million FHLB advance obtained in March, 2007, and a $19.8 million increase in total deposits were primarily used to pay down short-term borrowings, fund loan growth, and build liquidity through investments in federal funds sold and interest-bearing demand deposits.

The term of the $5.0 million FHLB advance is ten years and interest is payable monthly at a fixed rate of 5.25%.

The $19.8 million increase in total deposits is due to public fund deposits from local governmental entities, which increased $20.5 million.

Short-term borrowings at September 30, 2007 were $2.8 million, a $12.6 million decrease from the December 31, 2006  balance of $15.4 million.

Net loans outstanding at September 30, 2007 totaled $394.1 million, approximately $5.8 million greater than at December 31, 2006.  Commercial and industrial loans, commercial real estate loans, and residential real estate loans comprised most of the increase.

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table highlights the changes in the balance sheets. The analysis uses quarterly averages to give a better indication of balance sheet trends.

	CONDENSED QUARTERLY AVERAGE BALANCE SHEETS
	September 30,	June 30,	March 31,
	2007	2007	2007
	(In thousands)
ASSETS
Interest earning:
Federal funds sold and interest-bearing demand deposits	$14,096	11,862	1,923
Investment securities	94,741	100,048	109,066
Loans	395,202	390,468	390,392
Total interest-earning assets	504,039	502,378	501,381

Noninterest-earning:
Cash and due from banks	14,699	12,669	15,067
All other assets	30,635	30,679	30,265
Allowance for credit losses	(2,055)	(2,055)	(2,056)
TOTAL ASSETS	$547,318	543,671	544,657

LIABILITIES
Interest-bearing:
Interest-bearing deposits	$406,559	402,689	399,176
Short-term borrowings	980	1,090	10,825
Long-term debt	5,000	5,000	1,111
Total interest-bearing liabilities	412,539	408,779	411,112

Noninterest-bearing:
Noninterest-bearing deposits	79,510	80,038	78,940
All other liabilities	3,367	3,014	3,164
TOTAL LIABILITIES	495,416	491,831	493,216

SHAREHOLDERS' EQUITY	51,902	51,840	51,441

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$547,318	543,671	544,657

LCNB Corp. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Liquidity

LCNB depends on dividends from its subsidiaries for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders.  National banking law limits the amount of dividends the Bank may pay to the sum of retained net income, as defined, for the current year plus retained net income for the previous two years.  Prior approval from the Office of the Comptroller of the Currency, the Bank’s primary regulator, would be necessary for the Bank to pay dividends in excess of this amount.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.  Management believes the Bank will be able to pay anticipated dividends to LCNB without needing to request approval.

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At September 30, 2007, LCNB’s liquid assets amounted to $134.3 million or 23.9% of total gross assets, a slight increase from $126.6 million or 23.1% at December 31, 2006.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 76.2% of total deposits at September 30, 2007 were “core” deposits, a decrease from 80.4% at December 31, 2006.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  Core deposits decreased because all of the growth in total deposits during 2007 has been due to public fund deposits.

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

LCNB Corp. and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2007 IRSA indicates that either an increase or a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$18,509	(41)	-0.22%
Up 200	18,530	(20)	-0.11%
Up 100	18,546	(4)	-0.02%
Base	18,550	-	-%
Down 100	18,505	(45)	-0.24%
Down 200	18,329	(221)	-1.19%
Down 300	18,049	(501)	-2.70%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at September 30, 2007 is shown below.  The changes in the economic value of equity for these rate assumptions are within LCNB’s acceptable ranges, except for the up 300 basis points scenario.  The change for the up 300 basis points scenario is slightly outside LCNB’s policy range of a 25% change for this category, but management has determined the change is acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$57,571	(19,259)	-25.07%
Up 200	60,130	(16,700)	-21.74%
Up 100	62,350	(14,480)	-18.85%
Base	76,830	-	-%
Down 100	64,138	(12,692)	-16.52%
Down 200	62,168	(14,662)	-19.08%
Down 300	60,574	(16,256)	-21.16%

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

LCNB Corp. and Subsidiaries

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of September 30, 2007, LCNB's disclosure controls and procedures were effective.

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

There were no sales of unregistered equity securities of LCNB during the third quarter, 2007.

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue.  The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program" LCNB was originally authorized to  purchase up to 100,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 200,000 total shares.  Through September 30, 2007, 290,440 shares had been purchased under this program.  No shares were purchased under this program during the third quarter, 2007.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception.  No shares were purchased under this program during the third quarter, 2007.

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders  - None

Item 5.     Other Information - None

PART II.  OTHER INFORMATION

LCNB Corp. and Subsidiaries

Item 6.    Exhibits

Exhibit No.	Title
2	Amended and Restated Affiliation Agreement dated September 24, 2007 by and among LCNB Corp., Lebanon-Citizens National Bank, and
Sycamore National Bank – incorporated by reference to Form S-4A filed on
October 22, 2007, Annex A.

3(i)	Articles of Incorporation – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(i).

3(ii)	Regulations – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to
Registrant’s Form DEF 14A Proxy Statement pursuant to Section 14(a),
Dated March 15, 2002, Exhibit A (000-26121).

10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership
Incentive Plan – incorporated by reference to Form 10-K for the fiscal year
Ended December 31, 2005, Exhibit 10.2.

15	Letter regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the
Sarbanes-Oxley Act of 2002.

32	Certification of Chief Financial Officer and Chief Financial Officer
under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

October 29, 2007

/s/ Stephen P. Wilson

Stephen P. Wilson, President, CEO &

Chairman of the Board of Directors

October 29, 2007

/s/Steve P. Foster

Steve P. Foster, Executive Vice President

and Chief Financial Officer