Form 10-Q/A
period 2007-09-30
LCNB CORP
filed 2007-10-30
CIK 1074902

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

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$6,732	6,489	20,096	18,624
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	27	38	111	130
Interest on investment securities –
Taxable	533	678	1,719	2,024
Non-taxable	452	464	1,417	1,491
Other short-term investments	176	154	360	349
TOTAL INTEREST INCOME	7,920	7,823	23,703	22,618

INTEREST EXPENSE:
Interest on deposits	3,455	3,289	9,908	8,856
Interest on short-term borrowings	11	13	172	55
Interest on long-term debt	66	1	146	30
TOTAL INTEREST EXPENSE	3,532	3,303	10,226	8,941
NET INTEREST INCOME	4,388	4,520	13,477	13,677
PROVISION FOR LOAN LOSSES	75	66	158	100

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,313	4,454	13,319	13,577

NON-INTEREST INCOME:
Trust income	472	485	1,416	1,388
Service charges and fees	1,081	1,071	3,031	3,075
Net loss on sales of securities	-	-	-	(12)
Insurance agency income	392	391	1,228	1,239
Bank owned life insurance income	118	117	351	347
Other operating income	54	9	194	135
TOTAL NON-INTEREST INCOME	2,117	2,073	6,220	6,172

NON-INTEREST EXPENSE:
Salaries and wages	2,027	2,009	6,075	5,912
Pension and other employee benefits	536	501	1,576	1,517
Equipment expenses	274	267	758	788
Occupancy expense, net	426	367	1,147	1,018
State franchise tax	155	154	476	467
Marketing	108	85	317	280
Intangible amortization	151	162	466	459
Other non-interest expense	951	965	2,962	2,991
TOTAL NON-INTEREST EXPENSE	4,628	4,510	13,777	13,432
INCOME BEFORE INCOME TAXES	1,802	2,017	5,762	6,317
PROVISION FOR INCOME TAXES	432	511	1,397	1,593
NET INCOME	$1,370	1,506	4,365	4,724

Dividends declared per common share	$0.155	0.15	0.465	0.45

Earnings per common share:
Basic	$0.22	0.23	0.69	0.73
Diluted	0.22	0.23	0.69	0.73

Average shares outstanding:
Basic	6,345,486	6,472,132	6,360,654	6,506,383
Diluted	6,345,615	6,474,569	6,361,415	6,508,862

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