Form 10-K
period 2007-12-31
LCNB CORP
filed 2008-03-04
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

(  X  )

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

                                [  ] Large accelerated filer          [X] Accelerated filer          [  ] Non-accelerated filer          [ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

.                               [  ] Yes          [ X ] No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2007, determined using a per share closing price on that date of $14.00 as quoted on the Nasdaq Over-the-Counter Bulletin Board, was $83,526,170.00.

As of February 29, 2008, 6,687,232 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 8, 2008, dated March 7, 2008, are incorporated by reference into Part III.

LCNB Corp.

For the Year Ended December 31, 2007

TABLE OF CONTENTS

		Page
PART I.
Item 1.	Business	3-18
Item 1A.	Risk Factors	19-23
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	24-25
Item 3.	Legal proceedings	26
Item 4.	Submission of matters to a vote of security holders	26

PART II.
Item 5.	Market for registrant's common equity, related stockholder matters, and issuer purchases of equity securities	27-29
Item 6.	Selected financial data	30
Item 7.	Management's discussion and analysis of financial condition and results of operations	31-43
	Quarterly financial data (unaudited)	44
Item 7A.	Quantitative and qualitative disclosures about market risk	45-46
Item 8.	Report of Management’s Assessment of Internal Control Over Financial Reporting	47
	Report of Independent Registered Public Accounting Firm	48-49
	Financial statements and supplementary data	50-84
Item 9.	Changes in and disagreements with accountants on accounting and financial disclosures	85
Item 9A.	Controls and procedures	85
Item 9B.	Other information	85

PART III.
Item 10.	Directors, executive officers, and corporate governance	86
Item 11.	Executive compensation	86
Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters	86
Item 13.	Certain relationships and related transactions, and director independence	86
Item 14.	Principal accounting fees and services	86

PART IV.
Item 15.	Exhibits, financial statement schedules	87

Signatures		88

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

DESCRIPTION OF LCNB CORP.'S BUSINESS

General Description

LCNB Corp., an Ohio corporation formed in December, 1998, is a financial holding company headquartered in Lebanon, Ohio.  Through its subsidiaries, LCNB National Bank (formerly Lebanon Citizens National Bank) (the “Bank") and Dakin Insurance Agency, Inc. ("Dakin"), LCNB is engaged in the commercial banking and insurance agency businesses.  LCNB Corp. and its subsidiaries are herein collectively referred to as “LCNB”.

The predecessor of LCNB Corp., the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly-owned subsidiary of LCNB.  At the close of business on December 20, 2007, Sycamore National Bank (“Sycamore”) merged with and into the Bank.  A Cincinnati, Ohio based commercial bank, Sycamore operated from two offices located on Cincinnati’s West side.  These two offices became branches of the Bank at the time of the merger.  The Bank's main office is located in Warren County, Ohio and 23 branch offices, which includes Sycamore’s two offices, are located in Warren, Butler, Clinton, Clermont, Hamilton, and Montgomery Counties, Ohio.  In addition, the Bank operates 31 automated teller machines ("ATMs") in its market area.  Another branch office, which will include an ATM, is currently being planned for the City of Centerville, Montgomery County, Ohio.

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.  Its primary market area encompasses all of Butler, Warren, and Clinton Counties and portions of Clermont, Hamilton, and Montgomery Counties.

Dakin, an Ohio corporation, has been an independent insurance agency in Lebanon, Ohio since 1876.  It was acquired by LCNB on April 11, 2000.  Its primary office is at 24 East Mulberry Street, Lebanon, Ohio 45036; telephone (513) 932-4010.  Dakin maintains additional offices in the Bank's Maineville, Mason, and Loveland offices.  Dakin is engaged in selling and servicing personal and commercial insurance products and annuity products and is regulated by the Ohio Department of Insurance.

On May 31, 2006, Dakin purchased the existing book of business of Altemeier Oliver & Company Agency, Inc. (“AOC”), an independent insurance agency located in Blue Ash, Ohio.  The acquired assets consisted solely of a customer list, an intangible asset.

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

2.

Inclusion of an internal control report in annual reports that include management's assessment of the effectiveness of a company's internal control over financial reporting and a report by the company's independent registered public accounting firm attesting to the effectiveness of internal control over financial reporting;

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

At December 31, 2007, the Bank was well capitalized based on FDICIA's guidelines.

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

Employees

As of December 31, 2007, LCNB, the Bank, and Dakin employed 241 full-time equivalent employees.  LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by Management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

Robert C. Haines, II

Executive Vice President, CFO

LCNB Corp.

2 N. Broadway

P.O. Box 59

Lebanon, Ohio  45036

Financial reports and other materials filed by LCNB with the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained from the SEC by calling 1-800-SEC-0330.  The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file reports electronically, as LCNB does.

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury notes	$-	1,179	4,126
U.S. Agency notes	14,103	30,493	47,199
U.S. Agency mortgage-backed securities	22,466	22,300	20,858
Municipal securities	50,835	57,149	61,322
Marketable equity securities	19	21	-
Total securities available for sale	87,423	111,142	133,505

Federal Reserve Bank Stock	722	647	647
Federal Home Loan Bank Stock	2,009	2,685	2,534
Total securities	$90,154	114,474	136,686

Contractual maturities of debt securities at December 31, 2007, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value	Yield
	(Dollars in thousands)

U.S. Agency notes:
Within one year	$7,399	7,382	3.82%
One to five years	5,496	5,518	5.08%
Five to ten years	1,197	1,203	5.43%
After ten years	-	-	-%
Total U.S. Agency notes	14,092	14,103	4.45%

Municipal securities (1):
Within one year	8,485	8,486	4.79%
One to five years	20,401	20,445	5.11%
Five to ten years	7,465	7,559	6.15%
After ten years	14,277	14,345	6.53%
Total Municipal securities	50,628	50,835	5.61%

U.S. Agency mortgage-backed securities	22,697	22,466	4.46%

Totals	$87,417	87,404	5.12%

(1)

Yields on tax-exempt obligations are computed on a tax equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2007.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Commercial and industrial	$37,325	26,952	27,135	26,390	25,571
Commercial, secured by real estate	159,384	141,863	124,823	107,138	99,461
Residential real estate	193,920	173,890	161,656	159,286	139,305
Consumer, excluding credit cards	43,410	36,471	35,879	34,672	43,283
Agricultural	2,707	2,232	1,978	1,653	1,192
Credit card	-	-	-	-	2,707
Lease financing	-	16	37	253	588
Other loans, including deposit overdrafts	9,114	8,101	7,624	6,708	5,160
Total loans	445,860	389,525	359,132	336,100	317,267

Deferred costs, net	1,027	845	669	490	566
	446,887	390,370	359,801	336,590	317,833
Less allowance for loan losses	2,468	2,050	2,150	2,150	2,150
Loans, net	$444,419	388,320	357,651	334,440	315,683

As of December 31, 2007, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2007:

(Dollars in thousands)

Maturing in one year or less	$28,453
Maturing after one year, but within five years	16,327
Maturing beyond five years	154,636
Total commercial and agricultural loans	$199,416

Loans maturing beyond one year:
Fixed rate	$76,144
Variable rate	94,819
Total	$170,963

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

The following table summarizes non-accrual, past-due, and restructured loans for the dates indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Non-accrual loans	$120	872	785	-	794
Past-due 90 days or more and still accruing	247	126	61	165	2,442
Restructured loans	2,222	-	1,717	1,817	-
Total	$2,589	998	2,563	1,982	3,236

Non-accrual loans at December 31, 2007 consisted of two real estate mortgage loans.  Non-accrual loans at December 31, 2006 consisted of a real estate mortgage loan and a home equity line of credit made to the same borrower and one loan secured by farmland. Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans.  Non-accrual loans at December 31, 2003 included a commercial loan in the amount of $564,000, which was paid in full during the second quarter, 2004; a consumer loan in the amount of $146,000; and residential real estate mortgage loans in the amount of $84,000.  Interest income that would have been recorded during 2007, 2006, 2005, and 2003 if loans on a non-accrual status at the end of those years had been current and in accordance with their original terms was approximately $5,000, $48,000, $20,000 and $72,000, respectively.

Loans classified as past-due 90 days or more and still accruing interest at December 31, 2007 consisted of twelve consumer loans totaling $89,000 and three residential mortgage loans totaling $158,000.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2006 consisted of six consumer loans totaling $52,000 and two residential mortgage loans totaling $74,000.  Loans past-due 90 days or more and still accruing interest at December 31, 2005 consisted primarily of consumer loans.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2004 consisted of consumer loans totaling $104,000 and residential mortgage loans totaling $61,000.  Loans past-due 90 days or more and still accruing interest at December 31, 2003 included $2,030,000 of commercial loans that were re-written during 2004 and classified as restructured at December 31, 2004.  The remaining balance of loans past-due 90 days or more and still accruing interest at December 31, 2003 consisted of consumer loans totaling $136,000, residential mortgage loans totaling $146,000, and a loan with a balance of $130,000 that was secured by farmland.

Restructured loans at December 31, 2007 consisted of a commercial loan secured by commercial real estate and a matured home equity line of credit currently being paid under a forbearance agreement.  The commercial loan secured by commercial real estate has a principal balance of $2,198,000 and is classified as restructured because of LCNB’s agreement during the second quarter, 2007 to waive the required principal payments for a period of one year, pending the sale of the underlying collateral property.  Restructured loans at December 31, 2005 and 2004 consisted of a commercial loan whose predecessor loans were classified as loans past due 90 days or more and still accruing at December 31, 2003, at which time they had a total balance of $2,030,000.  Principal payments of $100,000 and $213,000 were made on these loans in 2005 and 2004, respectively.  Information received during the first quarter, 2004, raised uncertainties concerning the collectibility of certain collateral and management transferred the loans to the non-accrual classification, where they remained until they were re-written in October, 2004.  All related interest due on the predecessor loans was paid during October, 2004, and the loans were re-written at that time.  Such interest was recorded on a cash basis as received.  The restructured loan is secured by a combination of mortgages and other collateral.  It was not classified as restructured at December 31, 2006 or 2007 because the loan was current and had a market interest rate.

LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2007, there were no material additional loans not already disclosed as non-accrual, restructured, accruing past due 90 days or more, or impaired where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Components of the Allowance for Loan Losses

The Bank continuously reviews the loan portfolio for credit risk through the use of its lending and loan review functions.  Independent loan reviews analyze specified loans and lending functions as a validation that credit risks are appropriately identified and reported to the Loan Committee and Board of Directors.  In addition, the Board of Directors’ Audit Committee receives loan review reports multiple times throughout each year.

Inputs from all of the Bank’s credit risk identification processes are used by management to analyze and validate the adequacy and methodology of the allowance quarterly.  The analysis includes three basic components: specific allocations for individual loans, general historical loss allocations for pools of loans based on loss ratios, and allocations based on identified economic and other risk factors which adjust the historical loss ratios.  Due to the number, size, and complexity of loans within the loan portfolio, there is always a possibility of inherent undetected losses.  This, combined with the possible imprecision of management’s assumptions in the evaluation of loans, results in the allowance also having an unallocated component.

Current methodology used by management to estimate the allowance takes into consideration historic categorical trends, current delinquency levels as related to historical levels, portfolio growth rates, changes in composition of the portfolio, the current economic environment, as well as the current allowance adequacy in relation to the portfolio.  Management is cognizant that reliance on historical information coupled with the cyclical nature of the economy, including credit cycles, affects the allowance.  Management considers all of these factors prior to making any adjustments to the allowance due the subjectivity and imprecision involved in allocation methodology.

As of December 31, 2007 the specific allocation component of the allowance represented 35% of the total allowance as compared to 31% as of December 31, 2006 and 35% as of December 31, 2005.  The historical loss allocation component was 16% of the total allowance as of December 31, 2007 as compared to 13% as of December 31, 2006 and 18% as of December 31, 2005.  Changes between 2007 and 2006 primarily represent increases due to changes in historical ratios resulting from the Sycamore acquisition coupled with fewer loan loss recoveries in 2007.  The decrease from 2005 to 2006 was primarily from fewer loan losses in 2006 than prior years, which lowered the historical ratio.

The economic/other adjustment component of the allowance was 48% of the total allowance as of December 31, 2007 as compared to 51% as of December 31, 2006 and 37% as of December 31, 2005.  The decrease from 2006 to 2007 was minimal and primarily a result of improvement to various elements within the loan portfolio.  The increase from 2005 to 2006 was due to increased origination volume of indirect auto loans coupled with deterioration in local employment and general regional economic conditions.  This increase was partially offset by improvements in internal risk-identified elements within the loan portfolio.

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2007		2006		2005		2004		2003

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount		Percent of Loans in Each Category to Total Loans
					(Dollars in thousands)
Commercial and industrial	$340	8.37%	547	8.97%	161	9.64%	135	9.80%	420		9.62%
Commercial, secured by real estate	1,233	35.75%	723	36.43%	1,056	34.76%	695	31.88%	649		31.35%
Residential real estate	388	43.49%	310	44.64%	240	45.01%	21	47.39%	-	.	43.91%
Consumer	459	9.74%	362	9.36%	462	9.99%	690	10.32%	676		13.64%
Agricultural	-	0.61%	-	0.57%	-	0.55%	-	0.49%	-		0.38%
Credit card	-	-%	-	-%	-	-%	-	-%	42		0.85%
Lease financing	-	-%	-	-%	-	0.01%	-	0.07%	-		0.07%
Other loans, including deposit overdrafts	7	2.04%	14	0.03%	10	0.04%	36	0.05%	-		0.18%
Unallocated	41		94		221		573		363
Total	$2,468	100.00%	2,050	100.00%	2,150	100.00%	2,150	100.00%	2,150		100.00%

This allocation is made for analytical purposes.  The total allowance is available to absorb losses from any category of the portfolio.  Increased allocations for December 31, 2007, are generally due to the higher loan volume created by the acquisition of Sycamore National Bank.  The decrease in the commercial and industrial category at December 31, 2007 is due to additional collateral obtained on a loan, combined with a partial pay-down in that loan’s principal balance.  Both actions allowed for a reduction in the potential loss allocated to that loan.  The increase in the commercial, secured by real estate category at December 31, 2007 is largely due to an increased loss allocation on the loan currently classified as restructured.  The decrease in the commercial, secured by real estate category at December 31, 2006 is due to improvements in credit quality, primarily reflecting the reclassification of the loan that was included in the restructured category at December 31, 2005 and 2004.  The increase in the allocation to the commercial, secured by real estate category at December 31, 2005 reflects growth in the portfolio and an increase in the dollar volume of loans assigned to the higher-risk classifications of substandard or doubtful.  The increase in the allocation to the residential real estate category at December 31, 2005 reflects an increase in non-accrual loans and foreclosures at LCNB, an increase in residential second mortgage and home equity loans with high (90% or more) loan-to-value ratios, and an increase in bankruptcies and foreclosures in the Southwestern Ohio economy in general.  The decrease in the allocation to the consumer loan category at December 31, 2005 reflects decreased delinquencies.  The decrease in the allocation to the commercial and industrial category at December 31, 2004 reflects decreased delinquencies.  There is not an allocation to the credit card category for 2007, 2006, 2005, or 2004 because this portfolio was sold during the first quarter, 2004.

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2007:

(Dollars in thousands)

Maturity within 3 months	$13,825
After 3 but within 6 months	13,364
After 6 but within 12 months	10,053
After 12 months	33,023
$70,265

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

Fluctuations in interest rates may negatively impact LCNB’s profitability.  A primary source of income from operations is net interest income, which is equal to the difference between interest income earned on loans and investment securities and the interest paid for deposits and other borrowings. These rates are highly sensitive to many factors beyond LCNB’s control, including general economic conditions, the slope of the yield curve (that is, the relationship between short and long-term interest rates), and the monetary and fiscal policies of the United States Federal government.  LCNB expects the current level of interest rates and the current slope of the yield curve will cause further downward pressure on its net interest margin.

Increases in general interest rates could have a negative impact on LCNB’s results of operations by reducing the ability of borrowers to repay their current loan obligations.  Some residential real estate mortgage loans, most home equity line of credit loans, and approximately 59.9% of LCNB’s commercial loans have adjustable rates.  Borrower inability to make scheduled loan payments due to a higher loan cost could result in increased loan defaults, foreclosures, and write-offs and may necessitate additions to the allowance for loan losses.  In addition, increases in the general level of interest rates may decrease the demand for new consumer and commercial loans, thus limiting LCNB’s growth and profitability.  A general increase in interest rates may also result in deposit disintermediation, which is the flow of deposits away from banks and other depository institutions into direct investments that have the potential for higher rates of return, such as stocks, bonds, and mutual funds.   If this occurs, LCNB may have to rely more heavily on borrowings as a source of funds in the future, which could negatively impact its net interest margin.

Banking competition in Southwestern Ohio is intense.

LCNB faces strong competition for deposits, loans, trust accounts, and other services from other banks, savings banks, credit unions, mortgage brokers, and other financial institutions.  Many of LCNB’s competitors include major financial institutions that have been in business for many years and have established customer bases, numerous branches, and substantially higher regulatory lending limits.  Dominant competitors in the Southwestern Ohio area include U.S. Bank, National City Corporation, Fifth Third Bank, Chase, KeyBank, Huntington National Bank, First Financial Bank, and Peoples Community Bank.  In addition, credit unions are growing larger due to more flexible membership requirement regulations and are offering more financial services than they legally could in the past.

LCNB also competes with numerous real estate brokerage firms, some owned by realty companies, for residential real estate mortgage loans.  Incentives offered by captive finance companies owned by the major automobile companies, primarily General Motors Acceptance Corporation (GMAC), Chrysler Financial, and Ford Motor Credit Company (FMCC),  have limited the banking industry’s opportunities for growth in the new automobile loan market.  The banking industry now competes with brokerage firms and mutual fund companies for funds that would have historically been held as bank deposits.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of these competitors have fewer regulatory constraints and may have lower cost structures.

If LCNB is unable to attract and retain loan, deposit, and trust customers, its growth and profitability levels may be negatively impacted.

Economic conditions in Southwestern Ohio could adversely affect LCNB’s financial condition and results of operations.

LCNB has 24 offices located in Warren, Butler, Clinton, Clermont, Hamilton, and Montgomery Counties in Southwestern Ohio.  As a result of this geographic concentration, LCNB’s results are heavily influenced by economic conditions in this area. A deterioration in economic conditions or a natural or manmade disaster in Southwestern Ohio or Ohio in general could have a material adverse impact on the ability of borrowers to make scheduled loan payments, the fair value of underlying loan collateral, the ability of depositors to maintain or add to deposit balances, the demand for trust and brokerage services, and the demand for other products and services offered by LCNB.

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

Commercial banks are highly regulated.  LCNB is subject to regulation, supervision, and examination by the Federal Reserve Board and the Bank is subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency (the “OCC”).   LCNB and the Bank are also subject to regulation and examination by the FDIC, as the deposit insurer.  Federal and state laws and regulations govern numerous matters including, but not limited to, changes in the ownership or control of banks, maintenance of adequate capital, permissible business operations, maintenance of deposit insurance, protection of customer financial privacy, the level of reserves held against deposits, restrictions on dividend payments, the making of loans, and the acceptance of deposits.  See the previous section titled “Supervision and Regulation” for more information on this subject.

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

LCNB may fail to realize the anticipated benefits of the merger with Sycamore.

LCNB and Sycamore may not be able to integrate their operations without encountering difficulties, including the loss of key employees and customers, the disruption of ongoing business or possible inconsistencies in standards, controls, procedures and policies.  Additionally, in determining that the merger is in the best interests of LCNB and Sycamore, both the LCNB and the Sycamore Boards of Directors considered enhanced earnings opportunities.  There can be no assurance, however, that any enhanced earnings will result from the merger.

Future growth and expansion opportunities may contain risks.

From time to time LCNB may seek to acquire other financial institutions or parts of those institutions or may engage in de novo branch expansion.  It may also consider and enter into new lines of business or offer new products or services.  Such activities involve a number of risks, which may include, among other risks, potential inaccuracies in estimates and judgments used to evaluate the expansion opportunity, diversion of management and employee attention, lack of experience in a new market or product or service, and difficulties in integrating a future acquisition or introducing a new product or service.  There is no assurance that such growth or expansion activities will be successful or that they will achieve desired profitability levels.

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

In addition, the management of trust accounts is subject to the risk of mistaken distributions, poor investment choices, and miscellaneous other incorrect decisions.  Such mistakes may give rise to surcharge actions by beneficiaries, with damages substantially in excess of the fees earned from management of the accounts.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned
2.	Auto Bank	36 North Broadway Lebanon, Ohio 45036	Owned
3.	Bridgetown Office	6383 Bridgetown Road Cincinnati, Ohio 45248	Leased
4.	Colerain Township Office	3209 West Galbraith Road Cincinnati, Ohio 45239	Owned
5.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned
6.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Leased
7.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Owned
8.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Owned
9.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned
10.	Loveland Office	500 Loveland-Madeira Road Loveland, OH 45140	Owned	(2)
11.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned	(2)
12.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned	(2)
13.	Mason Christian Village Office	Mason Christian Village 411 Western Row Road Mason, Ohio 45040	Leased
14.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned

	Name of Office	Address

15.	Oakwood Office	2705 Far Hills Avenue Oakwood, Ohio 45419	(3)
16.	Okeana Office	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned
17.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Leased
18.	Oxford Office	30 West Park Place Oxford, Ohio 45056	(1) (3)
19.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned
20.	South Lebanon Office	209 East Forest Street South Lebanon, Ohio 45065	Leased
21.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned
22.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Leased
23.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Owned
24.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

(1)

Excess space in this office is leased to third parties.

(2)

A Dakin office is located in this office.

(3)

The Bank owns the Oakwood and Oxford office buildings and leases the land.

An additional office is currently planned for 9605 Dayton-Lebanon Pike, Centerville, Ohio 45458.

Dakin owns its main office at 20 & 24 East Mulberry Street, Lebanon, Ohio  45036.  Dakin's three other offices are located in the Bank's branch offices.

Item 3.  Legal Proceedings

Except for routine litigation incidental to their businesses, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any such proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 735 registered holders of its common stock as of December 31, 2007.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  The common stock is currently traded on the Nasdaq Over-The-Counter Bulletin Board service under the symbol "LCNB".  Several market-makers facilitate the trading of the shares of common stock.  Trade prices for shares of LCNB Common Stock, reported through registered securities dealers, are set forth below.  Trades have occurred during the periods indicated without the knowledge of LCNB.  The trade prices shown below are interdealer without retail markups, markdowns or commissions.  The prices shown for 2006 and the first and second quarters of 2007 have been restated to reflect a 100% stock dividend, accounted for as a stock split, paid on May 10, 2007.

	2007		2006
	High	Low	High	Low

First Quarter	$18.475	15.000	19.100	18.625
Second Quarter	17.000	13.050	19.500	18.000
Third Quarter	14.500	12.500	19.785	18.125
Fourth Quarter	13.950	11.000	18.650	17.875

The following table presents cash dividends per share declared and paid in the periods shown.  Prices for 2006 and the first quarter of 2007 have been restated to reflect the stock dividend mentioned above.  The dividend for the second quarter, 2007 was declared after the stock dividend.

	2007	2006

First Quarter	$0.155	0.15
Second Quarter	0.155	0.15
Third Quarter	0.155	0.15
Fourth Quarter	0.155	0.15
Total	$0.620	0.60

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

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for the stock dividend paid in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for the stock dividend.  Through December 31, 2007, 290,444 shares, as restated for the stock dividend, have been purchased under this program.  No shares were purchased under the Market Repurchase Program during the three months ended December 31, 2007.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares, as restated for the stock dividend in May, 2007, have been purchased under this program since its inception through December 31, 2007.  No shares were purchased under the Private Sale Repurchase Program during the three months ended December 31, 2007.

LCNB established an Ownership Incentive Plan during 2002 that allows for the issuance of up to 200,000 shares, as restated for the stock dividend in May, 2007, of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  Only stock options had been awarded at December 31, 2007.  The following table shows information relating to stock options outstanding at December 31, 2007:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	35,214	$16.57	164,786
Equity compensation plans not approved by security holders	-	-	-
Total	35,214	$16.57	164,786

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the Nasdaq Composite and the SNL Midwest OTC-BB and Pink Sheet Banks.  This graph covers the period from December 31, 2002 through December 31, 2007.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2002 in LCNB common stock, the Nasdaq Composite, and the SNL Midwest OTC-BB and Pink Sheet Banks and that all dividends were reinvested.

[INSERT PERFORMANCE GRAPH]

Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 2003 through 2007 and are derived from LCNB's consolidated financial statements.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$31,991	30,548	27,602	25,648	27,437
Interest expense	13,838	12,233	9,032	7,368	8,680
Net interest income	18,153	18,315	18,570	18,280	18,757
Provision for loan losses	266	143	338	489	658
Net interest income after provision for loan losses	17,887	18,172	18,232	17,791	18,099
Non-interest income	8,346	8,345	7,956	7,659	6,797
Non-interest expenses	18,344	17,838	17,243	16,404	15,725
Income before income taxes	7,889	8,679	8,945	9,046	9,171
Provision for income taxes	1,935	2,165	2,240	2,450	2,434
Net income	$5,954	6,514	6,705	6,596	6,737

Basic and diluted earnings per share (1)	$0.94	1.00	1.01	0.98	0.99
Dividends declared per share (1)	$0.62	0.60	0.58	0.56	0.53

Balance Sheet:
Securities	$90,154	114,474	136,686	116,495	153,901
Loans, net	444,419	388,320	357,651	334,440	315,683
Total assets	604,058	548,215	539,501	522,251	523,608
Total deposits	535,929	478,615	481,475	463,900	463,033
Short-term borrowings	1,459	15,370	1,031	1,269	633
Long-term debt	5,000	-	2,073	2,137	4,197
Total shareholders' equity	56,528	50,999	52,022	52,296	52,448

Selected Financial Ratios and Other Data:
Return on average assets	1.08%	1.19%	1.25%	1.29%	1.31%
Return on average equity	11.41%	12.48%	12.80%	12.56%	12.64%
Equity-to-assets ratio	9.36%	9.30%	9.64%	10.01%	10.02%
Dividend payout ratio	66.67%	60.00%	57.43%	57.14%	53.54%
Net interest margin, fully- taxable equivalent	3.77%	3.84%	3.99%	4.02%	4.09%

(1)

All per share data have been adjusted to reflect 100% stock dividends accounted for as stock splits in 2004 and 2007.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2007 Annual Report to Shareholders.

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

Acquisitions

At the close of business on December 20, 2007, LCNB acquired Sycamore in a stock and cash transaction valued at approximately $9.6 million.  Sycamore operated two full–service branches in Cincinnati, Ohio, which became branches of the Bank.    As of December 20, 2007, Sycamore had total assets of $48.9 million, total loans, net of the related allowance for loan losses, of $42.8 million, and total deposits of $44.4 million.

Under the terms of the affiliation agreement, each share of Sycamore common stock was exchanged for, at the election of each shareholder, $33.75 in cash, 2.444 shares of LCNB common stock, or a combination of cash and shares.    A Sycamore shareholder’s election to receive cash or stock was subject to allocation procedures that ensured that, in the aggregate, 50% of the shares of Sycamore common stock were exchanged for cash and 50% were exchanged for stock.

The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $343,000 of core deposit intangibles and goodwill of $5,742,000.  The goodwill represents the excess of the purchase price over the fair value of identifiable net assets, including the core deposit intangible.  The core deposit intangible is being amortized on a straight-line basis over 6 years.  Goodwill is not amortized, but is instead subject to an annual review for impairment.  Sycamore’s results of operations are included in the consolidated financial results of LCNB from the acquisition date.

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

Overview

LCNB earned $5,954,000 in 2007, compared to $6,514,000 in 2006 and $6,705,000 in 2005.  Basic and diluted earnings per share for 2007, 2006, and 2005 were $0.94, $1.00, and $1.01, respectively.

Net interest income for 2007, 2006, and 2005 was $18,153,000, $18,315,000, and $18,570,000, respectively.  Net interest income for 2007 was $162,000 lower than net interest income for 2006 primarily due a decrease in the taxable equivalent net interest margin from 3.84% for 2006 to 3.77% for 2007.  Net interest income decreased $255,000 during 2006 as compared to 2005 primarily due to a decrease in the taxable equivalent net interest margin from 3.99% for 2005 to 3.84% for 2006, partially offset by an increase in average interest earning assets.

Total non-interest income grew from $7,956,000 for 2005 to $8,345,000 for 2006 and $8,346,000 for 2007.  Primary drivers of the 2006 increase were trust income, primarily from growth in trust and brokerage assets managed, increases in service charges and fees, and increases in insurance agency income.

Total non-interest expense also increased annually from 2005 to 2007.  Total non-interest expense for 2005 was $17,243,000, $17,838,000 for 2006, and $18,344,000 for 2007.  Normal salary and wage increases and increased employee benefit costs comprised a significant portion of this increase.

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

	Years ended December 31,
	2007			2006			2005
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$394,760	$27,066	6.86%	$375,247	$25,284	6.74%	$346,826	$22,279	6.42%
Federal funds sold and interest- bearing demand deposits	13,175	654	4.96	8,961	458	5.11	12,503	375	3.00
Federal Reserve Bank Stock	650	39	6.00	647	39	6.03	647	39	6.03
Federal Home Loan Bank Stock	1,852	124	6.70	2,590	150	5.79	2,455	123	5.01
Investment securities:
Taxable	49,838	2,229	4.47	65,413	2,650	4.05	74,873	2,685	3.59
Nontaxable (2)	46,939	2,847	6.07	50,271	2,980	5.93	55,074	3,185	5.78
Total earning assets	507,214	32,959	6.50	503,129	31,561	6.27	492,378	28,686	5.83

Non-earning assets	44,928			44,588			44,350
Allowance for loan losses	(2,068)			(2,079)			(2,155)
Total assets	$550,074			$545,638			$534,573

Savings deposits	$79,510	827	1.04	$93,670	1,016	1.08	$112,422	889	0.79
NOW and money fund	119,211	3,197	2.68	116,115	2,869	2.47	96,974	1,192	1.23
IRA and time certificates	208,361	9,421	4.52	198,536	8,228	4.14	188,320	6,784	3.60
Short-term borrowings	3,373	181	5.37	1,814	90	4.96	1,376	49	3.56
Long-term debt	4,041	212	5.25	528	30	5.68	2,105	118	5.61
Total interest-bearing liabilities	414,496	13,838	3.34	410,663	12,233	2.98	401,197	9,032	2.25

Demand deposits	80,221			79,741			78,421
Other liabilities	3,189			3,026			2,576
Capital	52,168			52,208			52,379
Total liabilities and capital	$550,074			$545,638			$534,573

Net interest rate spread (3)			3.16			3.29			3.58

Net interest margin on a tax equivalent basis (4)		$19,121	3.77		$19,328	3.84		$19,654	3.99

Ratio of interest-earning assets to interest-bearing liabilities	122.37%			122.52%			122.73%

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

	For the years ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans(1)	$1,332	450	1,782	1,882	1,123	3,005
Federal funds sold and interest-bearing demand deposits	210	(14)	196	(128)	211	83
Federal Home Loan Bank stock	(47)	21	(26)	7	20	27
Investment securities:
Taxable	(677)	256	(421)	(361)	326	(35)
Nontaxable(2)	(201)	68	(133)	(283)	78	(205)
Total interest income	617	781	1,398	1,117	1,758	2,875

Interest expense attributable to:
Savings deposits	(149)	(40)	(189)	(165)	292	127
NOW and money fund	78	250	328	274	1,403	1,677
IRA and time certificates	420	773	1,193	383	1,061	1,444
Short-term borrowings	83	8	91	18	23	41
Long-term debt	184	(2)	182	(90)	2	(88)
Total interest expense	616	989	1,605	420	2,781	3,201

Net interest income	$1	(208)	(207)	697	(1,023)	(326)

(1)

Non-accrual loans, if any, are included in average loan balances.

(2)

Change in interest income from nontaxable loans and investment securities is computed based on interest income determined on a taxable equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2007 vs. 2006.  Tax equivalent interest income increased $1,398,000 due to a 23  basis point (a basis point equals 0.01%) increase in the average rate earned on interest-earning assets and to a $4.1 million increase in total average interest-earning assets.  The increase in average rates earned was primarily due to general increases in market rates.  The increase in average interest-earning assets occurred primarily in the loan portfolio, which grew $19.5 million on an average basis, and in federal funds sold and interest-bearing demand deposits, which grew $4.2 million on an average basis.  Growth in these assets was partially offset by an $18.9 million decrease in average taxable and nontaxable investment securities.  The movement in loans and investment securities reflects management’s decision to reinvest most maturing investment securities into higher rate loans.

Interest expense increased $1,605,000 primarily due to a 36 basis point increase in the average rate paid on interest-bearing liabilities and secondarily to a $3.8 million increase in average interest-bearing liabilities.  The increase in average rates paid is primarily due to general increases in market rates.

The net interest margin, on a tax equivalent basis, decreased from 3.84% for 2006 to 3.77% for 2007.  Even though the average rate earned on interest-earning assets increased 23 basis points, this increase was offset by the 36 basis point increase in the average rate paid on interest-bearing liabilities.

2006 vs. 2005.  Tax equivalent interest income increased $2,875,000 due to a 44  basis point increase in the average rate earned on interest-earning assets and to a $10.8 million increase in total average interest-earning assets.  The increase in average rates earned was primarily due to general increases in market rates.  The increase in average interest-earning assets occurred primarily in the loan portfolio, which grew $28.4 million on an average basis.  The loan growth was partially offset by a $14.3 million decrease in average taxable and nontaxable investment securities and a $3.5 million decrease in average federal funds sold and interest-bearing demand deposits.

Interest expense increased $3,201,000 primarily due to a 73 basis point increase in the average rate paid on interest-bearing liabilities and secondarily to a $9.5 million increase in average interest-bearing liabilities.  The increase in average rates paid was primarily due to general increases in market rates.

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

Provisions and Allowance for Loan Losses

The provision for loan losses is determined by management based upon its evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2003 through 2007.

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance – Beginning of year	$2,050	2,150	2,150	2,150	2,000

Allowance related to Sycamore acquisition	453	-	-	-	-
	2,503	2,150	2,150	2,150	2,000

Loans charged off:
Commercial and industrial	81	-	-	126	-
Commercial, secured by real estate	-	34	-	-	-
Residential real estate	71	62	14	32	25
Consumer, excluding credit card	231	236	395	446	504
Agricultural	-	-	-	-	-
Credit Card		-	-	10	31
Other loans, including deposit overdrafts	305	308	335	-	-
Total loans charged off	688	640	744	614	560

Recoveries:
Commercial and industrial	17	-	19	-	-
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	2	3	9	-	-
Consumer, excluding credit card	142	186	175	124	46
Agricultural	-	-	-	-	-
Credit Card	3	3	11	1	6
Other loans, including deposit overdrafts	223	205	192	-	-
Total recoveries	387	397	406	125	52
Net charge offs	301	243	338	489	508

Provision charged to operations	266	143	338	489	658
Balance - End of year	$2,468	2,050	2,150	2,150	2,150

Ratio of net charge-offs during the period to average loans outstanding	0.08%	0.06%	0.10%	0.15%	0.16%

Ratio of allowance for loan losses to total loans at year-end	0.55%	0.53%	0.60%	0.64%	0.68%

Of the $81,000 charged-off in the commercial and industrial loan category during 2007, approximately $76,000 was due to two loans.  The commercial and industrial loan charge-off of $126,000 during 2004 is due to one company that had filed bankruptcy.  Consumer loan charge-offs included $41,000 during 2004 and $25,000 during 2003 that were due to a yacht that was subsequently repossessed and sold in 2004.  The balance of increased consumer loan charge-offs during 2004 and 2003 are due to a greater number of troubled loans.

Charge-offs and recoveries classified as “Other” during 2005, 2006, and 2007 represent charge-offs and recoveries on checking and NOW account overdrafts.  LCNB charges off such overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.  Prior to 2005, overdrafts considered uncollectible were netted against service charges and fees in non-interest income.

For additional discussion regarding changes in the components of the allowance for loan losses, see Item 1.  Business, Statistical Information, Components of the Allowance for Loan Losses.

Non-Interest Income

2007 vs. 2006.  Total non-interest income for 2007 was $1,000 greater than 2006.  Small decreases in trust income and insurance agency income were offset by an increase in other operating income.  Service charges and fees were the same in total, but the mix of fees changed.  A continuing decrease in overdraft fees was offset by a continuing increase in checkcard income.  Checkcard income grew because a greater number of cards were outstanding and because of the increasing popularity of checkcards as a retail payment method.

2006 vs. 2005.  Total non-interest income for 2006 was $389,000 or 4.9% more than for 2005.  The increase is primarily due to a $262,000 increase in trust income, a $231,000 increase in insurance agency income, and an $85,000 increase in service charges and fees.  The increase in trust income was due to trust fee modifications and new business.  Insurance agency income increased due to new business and the policies obtained from purchasing AOC’s book of business.  Service charges and fees increased primarily due to an increase in checkcard income, for substantially the same reasons mentioned above.  Offsetting these increases was a $111,000 decrease in other operating income, which is primarily attributable to a non-recurring $85,000 gain recognized on the sale of an unused branch building during 2005 and to a loss recognized during 2006 on the abandonment of an ATM electronic office.

Non-Interest Expense

2007 vs. 2006.  Total non-interest expense increased $506,000 or 2.8% during 2007 compared with 2006.  Contributing to the increase were a $180,000 or 2.3% increase in salaries and wages, a $122,000 or 6.1% increase in pension and other employee benefits, a $136,000 or 9.9% increase in occupancy expense, and a $100,000 or 30.9% increase in telephone expense.

Salaries and wages increased due to additional employees and routine salary and wage increases.  Pension and other employee benefits increased primarily due to increased pension costs.  The increase in occupancy expense is primarily due to increased maintenance and repair costs, rent expense for the land at the new Oakwood office (opened May, 2007), and real estate taxes for the Oakwood office.  Telephone expense increased due to increased network costs and a system upgrade.

2006 vs. 2005.  Total non-interest expense increased $595,000 or 3.5% during 2006 compared with 2005.  Contributing to the increase were a $365,000 or 4.9% increase in salaries and wages, a $160,000 or 8.7% increase in pension and other employee benefits, a $91,000 or 7.1% increase in occupancy expense, and an $85,000 increase in ATM expense.

Salaries and wages increased due to additional employees and routine salary and wage increases.  Pension and other employee benefits increased primarily due to increased pension expenses, increased health insurance costs, and increased FICA matching requirements.  The increase in occupancy expense is largely due to rent expense for the land at the new Oakwood office, which began August, 2006.  The increase in ATM expense is primarily due to certain one-time fee adjustments that were recognized during the first quarter, 2006.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2007, 2006, and 2005 were 24.9%, 24.9%, and 25.0%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and tax-exempt earnings from bank owned life insurance.

Assets

Securities available for sale decreased $23.7 million during 2007.  This decrease reflects management’s decision not to reinvest most maturing investment securities.  Instead, the funds from the maturities were used to invest in higher-yielding loan products and to build liquidity.  Federal funds sold and interest-bearing demand deposits increased $13.1 million during 2007.

Net loans grew $56.1 million during 2007.  The Sycamore acquisition added $43.3 million of gross loans to LCNB’s loan portfolio and $453,000 to LCNB’s allowance for loan losses.  Internal growth generated another $13.3 million of the loan increase.  Most of the internal loan growth occurred in the commercial loans secured by real estate category, the residential real estate loan category, and the commercial and industrial loan category, which grew by an aggregate total of $16.5 million.  Offsetting growth in these areas was a $4.5 million decrease in consumer loans.

At December 31, 2007 and including loans obtained from Sycamore, residential real estate loans comprised approximately 43.5% of LCNB’s total loan portfolio and commercial loans, both secured by real estate and not secured by real estate, comprised 44.7% of the portfolio.  The remaining 11.8% of the portfolio is mostly various types of consumer loans, including auto, boat, and unsecured loans.

Net premises and equipment was $2.1 million higher at December 31, 2007 than at December 31, 2006.  The acquisition of Sycamore added $957,000 to premises and equipment, primarily reflecting the Colerain Township office (formerly Sycamore’s main office).  Construction of the Oakwood office during 2007 accounts for another $850,000 of the increase.  The rest of the increase represents building renovations, information technology upgrades, and miscellaneous furniture and equipment purchases.

Goodwill of $5.7 million at December 31, 2007 represents the excess of the purchase price for Sycamore over the fair value of its identifiable net assets.  Goodwill is not amortized, but is tested annually for impairment.

Deposits

Total deposits at December 31, 2007 were $57.3 million greater than at December 31, 2006.  The Sycamore acquisition added $44.4 million in deposits and internal generation of new deposits accounted for the remaining $12.9 million of the increase.  The internal growth was in certificate of deposit, NOW, and money fund deposit accounts, which grew a combined $27.3 million.  These increases were partially offset by a $14.4 million decrease in regular savings accounts and demand deposit accounts.

Certificate of deposit accounts, including IRAs, comprise 43.9% of LCNB’s total deposits at December 31, 2007.  NOW and money fund deposit accounts make up another 25.9% and the remainder is composed of  demand deposit and regular savings deposit accounts.

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

The liquidity of LCNB is enhanced by the fact that 79.4% of total deposits at December 31, 2007, were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Liquid assets include cash, federal funds sold and securities available for sale.  Except for investments in the stock of the Federal Reserve Bank and FHLB, all of LCNB's investment portfolio is classified as "available for sale" and can be readily sold to meet liquidity needs.  At December 31, 2007, LCNB's liquid assets amounted to $118.6 million or 19.6% of total assets, down from $126.6 million or 23.1% of total assets at December 31, 2006.  The primary reason for the decrease was the reduction in investment securities previously discussed – see “Assets” above.

An additional source of funding is borrowings from the Federal Home Loan Bank ("FHLB").  FHLB borrowings of $5.0 million were outstanding at December 31, 2007 and the total available borrowing capacity at that date was approximately $51 million.

Short-term borrowings may include federal funds purchased and advances from a line of credit with another financial institution.  At December 31, 2007, LCNB could borrow up to $20 million through the line of credit with the financial institution and up to $15 million under a federal funds arrangement with another financial institution.  Nothing was outstanding under either program at December 31, 2007.

Commitments to extend credit at December 31, 2007, totaled $89.9 million and standby letters of credit totaled $8.4 million and are more fully described in Note 11 to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Capital expenditures may include the construction or acquisition of new office buildings, improvements to LCNB's twenty-four offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Material commitments for capital expenditures outstanding as of December 31, 2007 were minimal.  LCNB plans to build a new bank office at 9605 Dayton-Lebanon Pike, Centerville, Ohio during 2008, but bid solicitations have not been requested as of the date of this document.

The following table provides information concerning LCNB's contractual obligations at December 31, 2007:

		Payments due by period
			Over 1	Over 3
		1 year	through 3	through 5	More than
	Total	or less	years	years	5 years
	(In thousands)

Long-term debt obligations	$5,000	-	-	-	5,000
Operating lease obligations	6,252	373	695	512	4,672
Purchase obligations	-	-	-	-	-
Estimated pension plan contribution for 2008	1,100	1,100	-	-	-
Certificates of deposit:
$100,000 and over	70,265	37,242	18,116	4,418	10,489
Other time certificates	164,795	106,049	41,383	6,452	10,911
Total	$247,412	144,764	60,194	11,382	31,072

The following table provides information concerning LCNB's commitments at December 31, 2007:

		Amount of Commitment Expiration Per Period
	Total		Over 1	Over 3
	Amounts	1 year	through 3	through 5	More than
	Committed	or less	years	years	5 years
	(In thousands)

Commitments to extend credit	$642	642	-	-	-
Unused lines of credit	89,229	48,272	11,546	14,097	15,314
Standby letters of credit	8,404	1,515	50	-	6,839
Total	$98,275	50,429	11,596	14,097	22,153

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2007 and 2006, is included in Note 14, "Regulatory Matters", of the 2007 Annual Report to Shareholders.

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

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for the stock dividend.  Through December 31, 2007, 290,444 shares, as restated for the stock dividend, had been purchased under this program.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2007.

LCNB established an Ownership Incentive Plan during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The plan provides for the issuance of up to 200,000 shares, as restated for the stock dividend.  No awards were granted during 2005 or 2002.  Stock options for 8,116, 7,934, 8,108 and 11,056 shares were granted to key executive officers of LCNB during the first quarters of 2007, 2006, 2004, and 2003, respectively.

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

Critical Accounting Policies

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  The allowance is an amount that management believes will be adequate to absorb inherent losses in the loan portfolio, based on evaluations of the collectibility of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2007 are composed primarily of goodwill and a core deposit intangible related to the acquisition of Sycamore during the fourth quarter, 2007, an intangible related to a 1997 acquisition of three branch offices from another bank, an intangible related to Dakin’s 2006 purchase of AOC’s book of business, and mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible will be amortized on a straight line basis over six years.  Management does not believe the branch office acquisition met the definition of a business combination and is amortizing the intangible over ten years.  The book of business purchase by Dakin consisted solely of a customer list intangible asset, which is being amortized over ten years.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Recent Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements,” was issued by the Financial Accounting Standards Board (the “FASB”) in September, 2006.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but increases consistency and comparability in the use of fair value measurements and calculations.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  Management does not anticipate that the adoption of SFAS No. 157 will have a material effect on LCNB’s consolidated balance sheet or income statement.

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

SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141R"), was issued in December, 2007 and replaces SFAS No. 141, “Business Combinations.”  It applies to all transactions or other events in which an entity obtains control over one or more businesses. SFAS No. 141R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting, previously called the purchase method of accounting, be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date.  This fair value approach replaces SFAS No. 141’s cost-allocation process, which required that the cost of an acquisition be allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  Any noncontrolling interests in the acquiree are also required to be measured at fair value.  SFAS No. 141R requires acquirers to expense direct acquisition-related costs as incurred.  SFAS No. 141 required that such costs be added to the cost of the acquisition.  This statement makes significant changes to other accounting practices for business combinations, including but not limited to accounting for step acquisitions, accounting for contingent liabilities arising from a business combination, accounting for research and development assets acquired in a business combination, and accounting for deferred taxes acquired in a business combination.  SFAS No. 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company will be required to apply SFAS No. 141R for any business combinations with an acquisition date on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” was issued in December, 2007 and amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.”  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest, also called minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Consolidated income is to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure of the net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income.  This statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  This statement is to be applied prospectively as of the beginning of the fiscal year beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company owns 100% of its subsidiaries and is not affected by SFAS No. 160.

LCNB CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31

2007
Interest income	$7,852	7,931	7,920	8,288
Interest expense	3,322	3,372	3,532	3,612
Net interest income	4,530	4,559	4,388	4,676
Provision for loan losses	60	23	75	108
Net interest income after provision	4,470	4,536	4,313	4,568
Net gain (loss) on sales of securities	-	-	-	1
Other non-interest income	1,946	2,157	2,117	2,125
Total non-interest expenses	4,589	4,560	4,628	4,567
Income before income taxes	1,827	2,133	1,802	2,127
Provision for income taxes	429	536	432	538
Net income	$1,398	1,597	1,370	1,589

Earnings per common share:
Basic	$0.22	0.25	0.22	0.25
Diluted	0.22	0.25	0.22	0.25

2006
Interest income	$7,324	7,471	7,823	7,930
Interest expense	2,729	2,909	3,303	3,292
Net interest income	4,595	4,562	4,520	4,638
Provision for loan losses	(112)	146	66	43
Net interest income after provision	4,707	4,416	4,454	4,595
Net loss on sales of securities	(12)	-	-	-
Other non-interest income	1,957	2,154	2,073	2,173
Total non-interest expenses	4,516	4,406	4,510	4,406
Income before income taxes	2,136	2,164	2,017	2,362
Provision for income taxes	527	555	511	572
Net income	$1,609	1,609	1,506	1,790

Earnings per common share:
Basic	$0.25	0.25	0.23	0.27
Diluted	0.25	0.25	0.23	0.27

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the January 31, 2008 IRSA indicates that either an increase in rates of 200 and 300 basis points or a decrease in interest rates at all rate shock levels would have a negative effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.  (The following two tables are as of January 31, 2008 instead of December 31, 2007 because Sycamore’s data processing system was not converted to LCNB’s system at December 31, 2007.)

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$20,008	(62)	-0.31%
Up 200	20,046	(24)	-0.12%
Up 100	20,071	1	0.01%
Base	20,070	-	-%
Down 100	19,948	(122)	-0.61%
Down 200	19,751	(319)	-1.59%
Down 300	19,650	(420)	-2.09%

IRSA shows the affect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at January 31, 2008 is shown below.  It shows a negative effect on the economic value of equity for all rate shock adjustments except for the down 300 basis points scenario.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$38,991	(32,293)	-45.30%
Up 200	44,393	(26,891)	-37.72%
Up 100	49,984	(21,300)	-29.88%
Base	71,284	-	-%
Down 100	59,050	(12,234)	-17.16%
Down 200	64,140	(7,144)	-10.02%
Down 300	72,895	1,611	2.26%

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

Management assessed LCNB’s internal controls as of December 31, 2007, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, LCNB’s internal control over financial reporting met the criteria.

J.D. Cloud & Co. L.L.P., an independent registered public accounting firm, has issued an attestation on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2007.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson __________

/s/ Steve P. Foster_____________

Stephen P. Wilson,

Steve P. Foster,

President/CEO

Chief Financial Officer

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have audited LCNB Corp. and subsidiaries’  internal control over financial reporting as of  December 31, 2007, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  LCNB Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management’s Assessment of Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

 In our opinion,  LCNB Corp. and subsidiaries  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of LCNB Corp. and subsidiaries, and our report dated February 27, 2008 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.

Certified Public Accountant

Cincinnati, Ohio

February 27, 2008

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the management of LCNB Corp. and subsidiaries.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCNB Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCNB Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio
February 27, 2008

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2007	2006
ASSETS:
Cash and due from banks	$17,498	14,864
Federal funds sold and interest-bearing demand deposits	13,692	641
Total cash and cash equivalents	31,190	15,505

Securities available for sale, at fair value	87,423	111,142
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	2,731	3,332
Loans, net	444,419	388,320
Premises and equipment, net	14,205	12,090
Goodwill	5,742	-
Other intangible assets, net	1,165	1,426
Bank owned life insurance	11,452	10,979
Other assets	5,731	5,421
TOTAL ASSETS	$604,058	548,215

LIABILITIES:
Deposits -
Noninterest-bearing	$81,397	82,360
Interest-bearing	454,532	396,255
Total deposits	535,929	478,615
Short-term borrowings	1,459	15,370
Long-term debt	5,000	-
Accrued interest and other liabilities	5,142	3,231
TOTAL LIABILITIES	547,530	497,216

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding
Common shares - no par value, authorized 8,000,000 shares, issued 7,445,514 and 7,103,768 shares at December 31, 2007 and 2006, respectively	11,068	10,560
Surplus	14,761	10,577
Retained earnings	44,261	42,245
Treasury shares at cost, 758,282 and 724,132 shares at December 31, 2007 and 2006, respectively	(11,737)	(11,242)
Accumulated other comprehensive income (loss), net of taxes	(1,825)	(1,141)
TOTAL SHAREHOLDERS' EQUITY	56,528	50,999

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$604,058	548,215

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2007	2006	2005
INTEREST INCOME:
Interest and fees on loans	$27,066	25,284	22,278
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	163	189	162
Interest on investment securities-
Taxable	2,229	2,650	2,685
Non-taxable	1,879	1,967	2,102
Other short-term investments	654	458	375
TOTAL INTEREST INCOME	31,991	30,548	27,602

INTEREST EXPENSE:
Interest on deposits	13,445	12,113	8,865
Interest on short-term borrowings	181	90	49
Interest on long-term debt	212	30	118
TOTAL INTEREST EXPENSE	13,838	12,233	9,032
NET INTEREST INCOME	18,153	18,315	18,570
PROVISION FOR LOAN LOSSES	266	143	338

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,887	18,172	18,232

NON-INTEREST INCOME:
Trust income	1,890	1,932	1,670
Service charges and fees	4,103	4,103	4,018
Net gain (loss) on sales of securities	1	(12)	(8)
Insurance agency income	1,627	1,682	1,451
Bank owned life insurance income	472	464	487
Gains from sales of mortgage loans	47	47	98
Other operating income	206	129	240
TOTAL NON-INTEREST INCOME	8,346	8,345	7,956

NON-INTEREST EXPENSE:
Salaries and wages	8,040	7,860	7,495
Pension and other employee benefits	2,125	2,003	1,843
Equipment expenses	1,039	1,049	1,064
Occupancy expense, net	1,506	1,370	1,279
State franchise tax	630	622	613
Marketing	429	374	417
Intangible amortization	575	621	591
ATM expense	401	456	371
Computer maintenance and supplies	418	378	384
Telephone expense	424	324	329
Other non-interest expense	2,757	2,781	2,857
TOTAL NON-INTEREST EXPENSE	18,344	17,838	17,243

INCOME BEFORE INCOME TAXES	7,889	8,679	8,945
PROVISION FOR INCOME TAXES	1,935	2,165	2,240
NET INCOME	$5,954	6,514	6,705

Earnings per common share:
Basic	$0.94	1.00	1.01
Diluted	0.94	1.00	1.01

Weighted average shares outstanding:
Basic	6,368,046	6,484,837	6,608,315
Diluted	6,368,563	6,487,252	6,610,925

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2007	2006	2005

Net income	$5,954	6,514	6,705

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $237, $118, and $635 for 2007, 2006, and 2005, respectively)	459	228	(1,232)

Change in pension plan unrecognized net loss (net of taxes of $584 for 2007)	(1,134)	-	-

Reclassification adjustments for:

Net realized gain (loss) on sale of available-for-sale securities included in net income (net of taxes of $-, $4, and $3 for 2007, 2006, and 2005, respectively)	(1)	8	5

Recognition of pension plan net loss (net of taxes of $4 for 2007)	(8)	-	-

TOTAL COMPREHENSIVE INCOME	$5,270	6,750	5,478

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available for sale	$(7)	(465)	(701)
Net unfunded liability for defined benefit pension plan	(1,818)	(676)	-
Balance at year-end	$(1,825)	(1,141)	(701)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31,
(Dollars in thousands, except per share amounts)

						Accumulated
						Other	Total
	Common Shares			Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Amount	Surplus	Earnings	Shares	Income (Loss)	Equity

Balance, January 1, 2005	6,656,598	$10,560	10,553	36,735	(6,078)	526	52,296
Net income				6,705			6,705
Net unrealized gain (loss) on available-for-sale securities, net of tax and reclassification adjustment						(1,227)	(1,227)
Compensation expense relating to stock options			9				9
Treasury shares purchased	(102,182)				(1,933)		(1,933)
Cash dividends declared, $0.58 per share				(3,828)			(3,828)
Balance, December 31, 2005	6,554,416	10,560	10,562	39,612	(8,011)	(701)	52,022

Net income				6,514			6,514
Net unrealized gain (loss) on available-for-sale securities, net of tax and reclassification adjustment						236	236
Adjustment to initially apply SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans,” (net of tax of $349)						(676)	(676)
Compensation expense relating to stock options			15				15
Treasury shares purchased	(174,780)				(3,231)		(3,231)
Cash dividends declared, $0.60 per share				(3,881)			(3,881)
Balance, December 31, 2006	6,379,636	10,560	10,577	42,245	(11,242)	(1,141)	50,999

Common shares issued in acquisition of Sycamore National Bank	341,746	508	4,160				4,668
Net income				5,954			5,954
Net unrealized gain (loss) on available-for-sale securities, net of tax and reclassification adjustment						458	458
Change in pension plan unrecognized net loss, net of tax and reclassification adjustment						(1,142)	(1,142)
Compensation expense relating to stock options			24				24
Treasury shares purchased	(34,150)				(495)		(495)
Cash dividends declared, $0.62 per share				(3,938)			(3,938)
Balance, December 31, 2007	6,687,232	$11,068	14,761	44,261	(11,737)	(1,825)	56,528

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,954	6,514	6,705
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,186	2,251	2,580
Provision for loan losses	266	143	338
Deferred income tax provision (benefit)	(215)	(101)	(75)
Federal Home Loan Bank stock dividends	-	(151)	(123)
Increase in cash surrender value of bank owned life insurance	(472)	(464)	(487)
Realized (gain) loss on sales of securities available for sale	(1)	12	8
Realized (gain) loss on sale of premises and equipment	(8)	32	(88)
Origination of mortgage loans for sale	(2,796)	(2,757)	(5,791)
Realized gains from sales of mortgage loans	(47)	(47)	(98)
Proceeds from sales of mortgage loans	2,811	2,774	5,823
Compensation expense related to stock options	24	15	9
Increase (decrease) due to changes in assets and liabilities:
Income receivable	383	176	(461)
Other assets	1,236	(448)	(221)
Other liabilities	(1,590)	331	326
TOTAL ADJUSTMENTS	1,777	1,766	1,740

NET CASH FLOWS FROM OPERATING ACTIVITIES	7,731	8,280	8,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	8,204	10,988
Proceeds from maturities of securities available for sale	37,876	48,267	38,027
Purchases of securities available for sale	(13,098)	(33,909)	(71,494)
Proceeds from redemption of Federal Home Loan Bank stock	1,000	-	-
Purchase of Federal Reserve Bank stock	(75)	-	-
Net (increase) decrease in loans	(13,921)	(31,887)	(23,906)
Net cash paid for business acquisitions	(1,093)	(515)	-
Additions to other real estate acquired through foreclosure	(14)	-	-
Proceeds from sales of other real estate acquired through foreclosure	-	84	-
Purchases of premises and equipment	(2,261)	(643)	(1,690)
Proceeds from sales of premises and equipment	8	6	327
NET CASH FLOWS FROM INVESTING ACTIVITIES	(8,422)	(10,393)	(47,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	12,876	(2,860)	17,575
Net increase (decrease) in short-term borrowings	(13,911)	14,333	(238)
Proceeds from long term debt	5,000	-	-
Principal payments on long-term debt	-	(2,067)	(64)
Cash dividends paid	(3,938)	(3,881)	(3,828)
Purchases of treasury shares	(495)	(3,231)	(1,933)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(468)	2,294	11,512

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,685	181	(27,791)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,505	15,324	43,115

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,190	15,505	15,324

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended December 31,
(Dollars in thousands)

	2007	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$14,014	12,157	8,940
Income taxes	2,244	2,196	2,367

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to real estate acquired through foreclosure	87	752	98

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company"), an Ohio corporation formed in December 1998, is a financial holding company whose principal activities are the ownership of LCNB National Bank (formerly Lebanon Citizens National Bank) (the "Bank") and Dakin Insurance Agency, Inc. ("Dakin").  The Bank was founded in 1877 and provides full banking services, including trust and brokerage services, to customers primarily in the Southwestern Ohio area of Warren, Butler, Clinton, Clermont, Hamilton, and Montgomery Counties. Dakin is an independent insurance agency founded in 1876 and offers a wide range of insurance products for businesses and individuals in the Bank's primary market area.

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

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb possible losses on loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

REAL ESTATE ACQUIRED THROUGH FORECLOSURE-

Real estate acquired through foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.  The allowance for loan losses is charged for any write down of the loan’s carrying value to fair value at the date of acquisition.  Any subsequent reductions in fair value  and expenses incurred from holding foreclosed real estate are charged to other non-interest expense.  Costs, excluding interest, relating to the improvement of foreclosed real estate are capitalized.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Real estate acquired through foreclosure includes in-substance foreclosed properties, which are properties that the Company has taken physical control of, regardless of whether formal foreclosure proceedings have occurred.

GOODWILL AND OTHER INTANGIBLE ASSETS-

Goodwill is the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.  Goodwill is not amortized, but is instead subject to an annual review for impairment.

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

The Company’s other intangible assets relate to core deposits acquired from Sycamore, an intangible related to the purchase of three branches from another bank, and customer relationships.  These intangible assets are amortized on a straight-line basis over their estimated useful lives.  Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised.

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

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

EMPLOYEE BENEFITS-

The Company has a noncontributory pension plan covering full-time employees. The retirement plan cost is made up of several components that reflect different aspects of the

Company's financial arrangements as well as the cost of benefits earned by employees. These components are determined using the projected unit credit actuarial cost method and are based on certain actuarial assumptions.  Effective December 31, 2006, the Company adopted the accounting method for pension plans required by Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

SFAS No. 158 requires an employer to recognize the overfunded or underfunded status, measured as the difference between the fair value of the plan assets and the benefit obligation, of a defined benefit postretirement plan as an asset or liability in its balance sheet.  For a pension plan, the benefit obligation is the projected benefit obligation.  Upon adoption, SFAS No. 158 requires an employer to recognize as components of accumulated other comprehensive income, net of tax, the unrecognized gains or losses, net prior service costs or credits, and the transition asset or obligation.  Any subsequent changes in the funded status of a defined benefit postretirement plan are required to be recognized through comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost

The Company’s Board of Directors adopted a 401(k) plan on March 13, 2006 to provide a retirement savings vehicle for eligible employees of the Company and its subsidiaries.  Participants may choose to make before-tax and/or Roth after-tax contributions to their 401(k) plans.  All contributions are immediately 100% vested.  The Company pays certain administrative costs of the 401(k) Plan, but does not match employee contributions.

The Company acquired Sycamore National Bank’s defined contribution 401-K plan as a result of the merger.  LCNB employees who previously were employed by Sycamore National Bank continue to be covered by the 401-K plan.  The Company contributes $0.50 for each $1.00 an employee contributes into the 401-K plan, subject to a maximum Company contribution of 3.00% of the employee’s base salary.  All Company matching contributions vest immediately.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

STOCK OPTIONS-

The Company has an Ownership Incentive Plan (the "Plan").  Effective January 1, 2005, the Company adopted the fair value method of accounting for stock options as described in Statement of  Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R generally requires an entity to recognize expense for the grant-date fair value of share-based compensation, where the original SFAS No. 123, “Accounting for Stock-Based Compensation,” encouraged but did not require an entity to recognize expense for such transactions.  The estimated cost of share-based compensation is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period or five years.  Compensation expense recognized in the consolidated statements of income for all stock options granted prior to January 1, 2005 is determined using the modified prospective approach as allowed by SFAS No. 123R.

INCOME TAXES-

Deferred income taxes are determined using the liability method of accounting.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

The Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement 109,” effective January 1, 2007.  It requires management to perform an analysis of material tax positions taken in any income tax return for any tax jurisdiction and to determine the likelihood of the positions being sustained in a tax audit.  FIN 48 also includes guidance for measuring the benefits to be recorded and requires that a liability be established for tax benefits not recognized in the income statement.  Adoption of FIN 48 did not have a material affect on the Company’s financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS-

SFAS No. 157, “Fair Value Measurements,” was issued by the Financial Accounting Standards Board (the “FASB”) in September, 2006.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but increases consistency and comparability in the use of fair value measurements and calculations.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years.  Management does not anticipate that the adoption of SFAS No. 157 will have a material effect on LCNB’s consolidated balance sheet or income statement.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS No. 141R"), was issued in December, 2007 and replaces SFAS No. 141, “Business Combinations.”  It applies to all transactions or other events in which an entity obtains control over one or more businesses. SFAS No. 141R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting, previously called the purchase method of accounting, be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date.  This fair value approach replaces SFAS No. 141’s cost-allocation process, which required that the cost of an acquisition be allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  Any noncontrolling interests in the acquiree are also required to be measured at fair value.  SFAS No. 141R requires acquirers to expense direct acquisition-related costs as incurred.  SFAS No. 141 required that such costs be added to the cost of the acquisition.  This statement makes significant changes to other accounting practices for business combinations, including but not limited to accounting for step acquisitions, accounting for contingent liabilities arising from a business combination, accounting for research and development assets acquired in a business combination, and accounting for deferred taxes acquired in a business combination.  SFAS No. 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company will be required to apply SFAS No. 141R for any business combinations with an acquisition date on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” was issued in December, 2007 and amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.”  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest, also called minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Consolidated income is to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure of the net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income.  This statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  This statement is to be applied prospectively as of the beginning of the fiscal year beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company owns 100% of its subsidiaries and is not affected by SFAS No. 160.

NOTE 2 -

EARNINGS PER SHARE

Earnings per share for the years ended December 31 were calculated as follows ($000’s except per share data):

	2007	2006	2005

Net income	$5,954	6,514	6,705

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,368,046	6,484,837	6,608,315
Add - Dilutive effect of stock options	517	2,415	2,610
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,368,563	6,487,252	6,610,925

Basic earnings per common share	$0.94	1.00	1.01
Diluted earnings per common share	0.94	1.00	1.01

NOTE 3 -

INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31 are summarized as follows (000’s):

	2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Agency notes	$14,092	32	21	14,103
U.S. Agency mortgage- backed securities	22,697	53	284	22,466
Municipal securities:
Non-taxable	45,500	290	98	45,692
Taxable	5,128	49	34	5,143
Marketable equity securities	15	4	-	19
	$87,432	428	437	87,423

	2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury notes	$1,198	-	19	1,179
U.S. Agency notes	30,749	16	272	30,493
U.S. Agency mortgage- backed securities	22,792	26	518	22,300
Municipal securities:
Non-taxable	50,409	351	247	50,513
Taxable	6,683	32	79	6,636
Marketable equity securities	14	7	-	21
	$111,845	432	1,135	111,142

NOTE 3 -

INVESTMENT SECURITIES (Continued)

Contractual maturities of debt securities at December 31, 2007 were as follows (000’s).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

Due within one year	$15,884	15,868
Due from one to five years	25,897	25,963
Due from five to ten years	8,662	8,762
Due after ten years	14,277	14,345
	64,720	64,938

U.S. Agency mortgage-backed securities	22,697	22,466
	$87,417	87,404

Information concerning debt securities with gross unrealized losses at December 31, 2007, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (000’s):

	Less than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency notes	$496	3	4,382	18
U.S. Agency mortgage- backed securities	2,154	1	12,525	283
Municipal securities:
Non-taxable	4,423	14	17,416	84
Taxable	-	-	2,286	34
	$7,073	18	36,609	419

The decline in fair values is primarily due to increases in market interest rates.  Unrealized losses on securities at December 31, 2007 have not been recognized into income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

NOTE 3 -

INVESTMENT SECURITIES (Continued)

No investment securities were sold during 2007.  The $1,000 gain reported in the Consolidated Statements of Income is the premium received on the call of a security.  For the years ended December 31, 2006 and 2005, proceeds from sales of securities available for sale amounted to $8,204,000 and $10,988,000, respectively.  Gross gains realized on sales were $0 and $1,000 for 2006 and 2005, respectively.  Gross realized losses during 2006 and 2005 amounted to $12,000 and $9,000, respectively.

Investment securities with a market value of $76,068,000 and $83,112,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 -

LOANS

Major classifications of loans at December 31 are as follows (000's):

	2007	2006

Commercial and industrial	$37,325	26,952
Commercial, secured by real estate	159,384	141,863
Residential real estate	193,920	173,890
Consumer	43,410	36,471
Agricultural	2,707	2,232
Other loans, including deposit overdrafts	9,114	8,101
Lease financing	-	16
	445,860	389,525
Deferred net origination costs	1,027	845
	446,887	390,370
Allowance for loan losses	(2,468)	(2,050)
Loans-net	$444,419	388,320

Changes in the allowance for loan losses were as follows (000's):

	2007	2006	2005

BALANCE - BEGINNING OF YEAR	$2,050	2,150	2,150
Allowance related to Sycamore acquisition	453	-	-
Provision for loan losses	266	143	338
Charge-offs	(688)	(640)	(744)
Recoveries	387	397	406
BALANCE - END OF YEAR	$2,468	2,050	2,150

NOTE 4 -

LOANS (Continued)

Non-accrual, past-due, and restructured loans at December 31, 2007 and 2006 were as follows (000’s):

	2007	2006

Non-accrual loans	$120	872
Past-due 90 days or more and still accruing	247	126
Restructured loans	2,222	-
Total	$2,589	998

Non-accrual loans at December 31, 2007 consisted of two real estate mortgage loans.  Interest income that would have been recorded during 2007 if loans on non-accrual status at December 31, 2007 had been current and in accordance with their original terms was approximately $5,000.  Non-accrual loans at December 31, 2006 consisted of a real estate mortgage loan and a home equity line of credit made to the same borrower and one loan secured by farmland.  Interest income that would have been recorded during 2006 if loans on non-accrual status at December 31, 2006 had been current and in accordance with their original terms was approximately $48,000.

Loans classified as past-due 90 days or more and still accruing interest at December 31, 2007 consisted of twelve consumer loans totaling $89,000 and three residential mortgage loans totaling $158,000.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2006 consisted of six consumer loans totaling $52,000 and two residential mortgage loans totaling $74,000.

Restructured loans at December 31, 2007 consisted of a commercial loan secured by commercial real estate and a matured home equity line of credit currently being paid under a forbearance agreement.  The commercial loan secured by commercial real estate has a principal balance of $2,198,000 and is classified as restructured because of LCNB’s agreement during the second quarter, 2007 to waive the required principal payments for a period of one year, pending the sale of the underlying real estate collateral.

The following is a summary of information pertaining to loans considered to be impaired in accordance with SFAS No. 114 at December 31 (000’s):

	2007	2006

Impaired loans without a valuation allowance	$51	408
Impaired loans with a valuation allowance	4,415	3,247
Total impaired loans	4,466	3,655

Valuation allowance related to impaired loans	$868	621

NOTE 4 -

LOANS (Continued)

The average balance of impaired loans during 2007, 2006 and 2005 was $4,823,000, $3,486,000, and $6,601,000, respectively.  During 2007 the Company recognized approximately $401,000 of interest on impaired loans, of which $58,000 was recognized on a cash basis.  During 2006 the Company recognized approximately $193,000 of interest on impaired loans, of which $50,000 was recognized on a cash basis.  During 2005 the Company recognized approximately $408,000 of interest on impaired loans, of which $15,000 was recognized on a cash basis.  LCNB continued to accrue interest on certain loans classified as impaired during 2007, 2006, and 2005 because they were considered well secured and in the process of collection.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at December 31, 2007, 2006 and 2005 were $43,005,000, $42,431,000, and $46,244,000 respectively.

Approximately $32,000, $30,000, and $66,000 in mortgage servicing rights were capitalized and $61,000, $73,000, and $75,000 were amortized to loan servicing income during the years ended  December 31, 2007, 2006, and 2005, respectively.

Real estate acquired through foreclosure was $853,000 and $752,000 at December 31, 2007 and December 31, 2006, respectively, and is included in “other assets” in the consolidated balance sheets.  Real estate acquired at December 31, 2007 consisted of two single-family residential homes.  Real estate acquired at December 31, 2006 consisted of one single-family residential home.

NOTE 5 -

PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (000's):

	2007	2006

Land	$2,539	2,335
Buildings	12,960	11,256
Equipment	10,195	9,484
Construction in progress	711	300
Total	26,405	23,375
Less – Accumulated depreciation	12,200	11,285
Premises and equipment – net	$14,205	12,090

Depreciation charged to income was $1,103,000 in 2007, $1,086,000 in 2006, and $1,113,000 in 2005.

NOTE 6 -

LEASES

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  At December 31, 2007, required minimum annual rentals due in the future on non-cancelable leases having terms in excess of one year aggregated $6,252,000.  Minimum annual rentals for each of the years 2008 through 2012 are as follows (000's):

2008	$373
2009	354
2010	341
2011	283
2012	229
Thereafter	4,672
$6,252

Rental expense for all leased branches and equipment amounted to $465,000 in 2007, $433,000 in 2006, and $349,000 in 2005.

NOTE 7 -

GOODWILL AND OTHER INTANGIBLE ASSETS

During December, 2007 the Company recorded goodwill totaling $5,742,000 in connection with the acquisition of Sycamore.

Other intangible assets at December 31, 2007 and 2006 were as follows (000’s):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2007:
Core deposit intangible	$343	-	343
Intangible related to branch purchases	6,106	5,906	200
Customer list intangible	515	81	434
Mortgage servicing rights	523	343	180
Other intangibles	109	101	8
Total	$7,596	6,431	1,165

December 31, 2006:
Intangible related to branch purchases	6,106	5,391	715
Customer list intangible	515	30	485
Mortgage servicing rights	492	283	209
Other intangibles	162	145	17
Total	$7,275	5,849	1,426

NOTE 7 -

GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

During December, 2007 the Company recorded core deposit intangibles totaling $343,000 in connection with the acquisition of Sycamore.  The core deposit intangible will be amortized on a straight-line basis over the six-year estimated useful life of the deposit base.

The intangible related to branch purchases relates to the purchase of three branch offices from another bank in 1997.  Management determined that this purchase did not meet the definition of a business combination and continues to amortize the intangible over ten years.  The customer list intangible relates to the purchase by Dakin of the existing book of business of another insurance agency in 2006.  This purchase consisted solely of a customer list intangible asset, which is being amortized over ten years.

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from 5 to 10 years.

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2007 is as follows (000’s):

2008	$362
2009	153
2010	141
2011	134
2012	130

NOTE 8 -

CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2007 were as follows (000’s):

	Certificates
	Equal To or	All Other
	Over $100,000	Certificates	Total

2008	$37,242	106,049	143,291
2009	6,589	28,277	34,866
2010	11,527	13,106	24,633
2011	1,298	3,032	4,330
2012	3,120	3,420	6,540
Thereafter	10,489	10,911	21,400
	$70,265	164,795	235,060

NOTE 9 -

EMPLOYEE BENEFITS

The Company's noncontributory defined benefit retirement plan covers substantially all regular full-time employees.  The benefits are based on years of service and the employee's highest average compensation during five consecutive years.  Pension costs are funded based on the Plan's actuarial cost method.  All plan assets were invested in time and other deposits with the Bank at December 31, 2007.  At December 31, 2006, $532,000 of plan assets were invested in U.S. Treasury notes and $7,907,000 were invested in time and other deposits with the Bank.

The Company uses a December 31 measurement date for its retirement plan.

The components of net periodic pension cost are summarized as follows (000's):

	2007	2006	2005

Service cost	$806	682	645
Interest cost	426	385	331
Expected return on plan assets	(472)	(423)	(366)
Recognized net actuarial loss (gain)	12	8	2
Net periodic pension cost	$772	652	612

A reconciliation of changes in the benefit obligation and funded status of the Plan at December 31 follows (000's):

	2007	2006
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$8,128	6,997
Service cost	806	682
Interest cost	426	385
Actuarial (gain) or loss	1,595	66
Benefits paid	(781)	(2)
Projected benefit obligation at end of year	10,174	8,128

Change in plan assets
Fair value of plan assets at beginning of year	8,439	7,240
Actual return on plan assets	325	298
Employer contribution	1,068	903
Benefits paid	(781)	(2)
Fair value of plan assets at end of year	9,051	8,439

Funded status	$(1,123)	311

At December 31, 2007, accumulated other comprehensive income included $1,818,000, net of tax, of unrecognized net actuarial loss.  The Company expects to recognize approximately $116,000 of net actuarial loss as a component of net periodic benefit cost during 2008.

NOTE 9 -

EMPLOYEE BENEFITS  (Continued)

Approximately $1,025,000, excluding tax, of unrecognized net actuarial loss was recognized in Accumulated Other Comprehensive Income at December 31, 2006 as a result of adopting SFAS No. 158.  The Plan did not have a transition obligation or prior service costs at that date.

Significant actuarial assumptions used for 2007 and 2006 included a discount rate of 5.50%, an expected long-term rate of return on Plan assets of 5.50%, and a future compensation rate increase of 4.00%.  The expected long-term rate of return on Plan assets was estimated using historic returns on investments, adjusted for expected long-term interest rates.

The accumulated benefit obligation at December 31, 2007, 2006, and 2005 was $9,059,000, $7,102,000, and $6,187,000, respectively.

The Company expects to contribute approximately $1,100,000 to its retirement plan in 2008.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid (000's):

2008	$43
2009	79
2010	120
2011	152
2012	257
2013 through 2017	3,157
Total	$3,808

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2007 and 2006 was $1,302,000 and $1,117,000, respectively.

The Bank also has a supplemental income plan which provides a covered employee an amount based on a percentage of average compensation, payable annually for ten years upon retirement. The projected benefit obligation included in other liabilities for this supplemental income plan at December 31, 2007 and 2006 is $295,000 and $259,000, respectively. The discount rate used to determine the present value of the obligation was 5.50% in 2007 and 2006. The service cost associated with this plan was $21,000 for 2007, $21,000 for 2006, and $24,000 for 2005.  Interest costs were approximately $15,000, $13,000, and $11,000 for 2007, 2006, and 2005, respectively.  Both of these plans are nonqualified and unfunded.  Participation in each plan is limited to a select group of management.

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

NOTE 10 -

STOCK OPTIONS AND AWARDS

The Company established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.  As of December 31, 2007, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  No awards were granted during 2005 or 2002.  Stock options outstanding at December 31, 2007 were as follows:

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date
$13.09	11,056	$13.09	8,845	$13.09	-	Feb, 2013
17.66	8,108	17.66	4,865	17.66	-	Jan, 2014
18.95	7,934	18.95	1,587	18.95	-	Jan, 2016
17.88	8,116	17.88	-	-	-	Feb, 2017
	35,214	16.57	15,297	15.15	-

The following table summarizes stock option activity for the years indicated:

	Year ended December 31,
	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	27,098	$16.17	19,164	$15.02	19,164	$15.02
Granted	8,116	17.88	7,934	18.95	-	-
Exercised	-	-	-	-	-	-
Outstanding, end of year	35,214	$16.57	27,098	$16.17	19,164	$15.02
Exercisable, end of year	15,297	$15.15	9,877	$14.59	6,044	$14.32

At December 31, 2007, the aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at that date was not applicable because none of the options were “in the money” (market price greater than exercise price).  The intrinsic value changes based on changes in the market value of the Company’s stock.

The estimated weighted-average fair value of the options granted in 2007 and 2006 were $3.76 and $4.51 per option, respectively.  The fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2007	2006
Risk-free interest rate	4.83%	4.64%
Average dividend yield	3.68%	3.04%
Volatility factor of the expected market
price of the Company's common stock	22.41%	22.70%
Average life	8.3 years	8.5 years

NOTE 10 -

STOCK OPTIONS AND AWARDS (continued)

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2007, 2006, and 2005 was $24,000, $15,000, and $9,000, respectively.  Total compensation cost related to option awards to be recognized ratably through the first quarter of 2012 is approximately $50,000.

NOTE 11 -     BORROWINGS

At December 31, 2007, long-term debt consisted of a $5.0 million Federal Home Loan Bank note. The Federal Home Loan Bank note had a ten-year maturity and an interest rate of 5.25%.  Interest on the note was fixed and payable monthly.  The note was secured by $6.3 million of 1-4 family residential mortgage loans.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity at December 31, 2007 was approximately $51 million.  No FHLB borrowings were outstanding at December 31, 2006.

A note payable to a former shareholder of Dakin matured in 2007.  Payments were due monthly at a contractual interest rate of 6%.  The note was categorized as a short-term borrowing at December 31, 2006 because its remaining maturity was less than one year.  Its balance at that time was approximately $6,000.

At December 31, 2007, short-term borrowings of $1,459,000 consisted of U.S. Treasury demand note borrowings bearing a variable interest rate of 3.59%.  At December 31, 2006, short-term borrowings included federal funds purchased of $14,100,000 and U.S. Treasury demand note borrowings of approximately $1,264,000.  The interest rate on federal funds purchased is variable and was 5.25% at December 31, 2006.  The interest rate on the U.S. Treasury demand note borrowings is variable and was 5.04% at December 31, 2006.

At December 31, 2007, the Company had short-term borrowing arrangements with two different financial institutions.  The Company could borrow up to $15 million in federal funds through an arrangement with the first institution and up to $20 million through a short-term line of credit with the other institution.  Nothing was outstanding under either program at that date.  The interest rate on the line of credit with another financial institution is that institution’s federal funds rate plus a spread of 50 basis points.  The interest rate for federal funds purchased is the rate in effect at the time of the advance.

During February, 2008, the Company was approved for a Cash Management Advance program with the Federal Home Loan Bank of Cincinnati.  Under this program, the Company can borrow up to $30.1 million in short-term advances.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   The interest rate on the Cash Management Advance program is the published rate in effect at the time of the advance.

NOTE 12 -

INCOME TAXES

The provision for federal income taxes consists of (000's):

	2007	2006	2005

Income taxes currently payable	$2,150	2,266	2,315
Deferred income tax benefit	(215)	(101)	(75)
Provision for income taxes	$1,935	2,165	2,240

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2007	2006	2005

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(7.1)	(6.9)	(7.2)
Tax exempt income on bank owned life insurance	(2.0)	(1.8)	(1.9)
Other – net	-	(0.4)	0.1
Effective tax rate	24.9%	24.9%	25.0%

Deferred tax assets and liabilities at December 31 consist of the following (000's):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$718	718
Amortization of intangibles	526	474
Unrealized losses on securities available for sale	3	239
Pension and deferred compensation	941	372
	2,188	1,803

Deferred tax liabilities:
Depreciation of premises and equipment	(445)	(535)
Deferred loan fees	(12)	(15)
FHLB stock dividends	(157)	(246)
	(614)	(796)
Net deferred tax asset	$1,574	1,007

The Company is no longer subject to examination by federal tax authorities for years before 2004.

NOTE 13 -

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (000's):

	2007	2006
Commitments to extend credit:
Fixed rate	$602	679
Adjustable rate	40	1,425
Unused lines of credit:
Fixed rate	5,078	5,201
Adjustable rate	74,298	65,845
Unused overdraft protection amounts on
demand and NOW accounts	9,853	10,082
Standby letters of credit	8,404	5,728
	$98,275	88,960

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract or agreement.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At December 31, 2007 and 2006, outstanding guarantees of approximately $2.1 million and $1.7 million, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at December 31, 2007 and 2006 was approximately $6.3 million and $4.1 million, respectively.  The letter of credit balance is greater at December 31, 2007 because it was re-written in April, 2007.  At that time, LCNB’s participation amount was increased to the higher amount.  The new agreement has a final maturity date of January, 2012.

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

NOTE 13 -

COMMITMENTS AND CONTINGENT LIABILITIES (continued)

A $25 million letter of credit was issued by the FHLB of Cincinnati during July, 2006 in favor of a local government entity as security for certain public funds on deposit with the Bank.  The letter of credit is secured by a blanket pledge of 1-4 family residential mortgage loans.  It matured in July, 2007, and the expiration date was extended at that time to August, 2008.  The Company currently pays a monthly fee for the letter of credit equal to 10 to 15 basis points of the average daily balance of public fund deposits secured by the letter credit.

Capital expenditure commitments for building renovation projects and information and technology system improvements were minimal as of December 31, 2007.

The Company and its subsidiaries are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

NOTE 14 -

RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with various directors and executive officers.  Management believes these transactions do not involve more than a normal risk of collectibility or present other unfavorable features.   At December 31, 2007 and 2006, executive officers, directors and related interests of such persons were indebted to the Bank directly or as guarantors in the aggregate amount of $1,635,000 and $1,953,000, respectively.  Such activity for these officers and directors was as follows (000's):

	2007	2006

Beginning balances	$1,953	2,822
Additions	708	1,123
Reductions	(1,026)	(1,992)
Ending Balance	$1,635	1,953

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2007 and 2006 amounted to $7,861,000 and $4,499,000, respectively.

NOTE 15 -

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments as of December 31, were as follows (000’s):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$31,190	31,190	15,505	15,505
Securities available for sale	87,423	87,423	111,142	111,142
Federal Reserve Bank and Federal Home Loan Bank Stock	2,731	2,731	3,332	3,332
Loans, net	444,419	450,476	388,320	387,478

FINANCIAL LIABILITIES:
Deposits	535,929	538,327	478,615	480,858
Short-term borrowings	1,459	1,459	15,370	15,370
Long-term debt	5,000	5,672	-	-

The fair value of off-balance-sheet financial instruments at December 31, 2007 and 2006 was not material.

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

NOTE 15 -

FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings

The carrying amounts of federal funds purchased and U.S. Treasury demand note borrowings are deemed to approximate fair value of short-term borrowings.  For long-term debt, fair values are estimated based on the discounted value of expected net cash flows using current interest rates.

NOTE 16 -

REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2007 and 2006, the Bank was required to maintain average reserve balances of $1,496,000 and $2,056,000, respectively.  The required reserve balances at December 31, 2007 and 2006 were $1,422,000 and $1,937,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2008, the restrictions generally limit dividends to the aggregate of net income for the year 2008 plus the net earnings retained for 2007 and 2006.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2007, approximately $885,000 of the Bank’s earnings retained were available for dividends under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

NOTE 16 -

REGULATORY MATTERS (continued)

	2007		2006
	Consolidated		Consolidated
	Company	Bank	Company	Bank

Regulatory Capital:
Shareholders' equity	$56,528	54,436	50,999	48,174
Goodwill and other intangible assets	(6,746)	(6,303)	(1,238)	(735)
Accumulated other comprehensive income	1,825	1,824	1,141	1,134
Tier 1 risk-based capital	51,607	49,957	50,902	48,573
Eligible allowance for loan Losses	2,468	2,468	2,050	2,050
Total risk-based capital	$54,075	52,425	52,952	50,623

Capital Ratios:
Total risk-based	12.51%	12.15%	13.95%	13.37%
Tier 1 risk-based	11.94%	11.58%	13.41%	12.83%
Leverage	9.22%	8.94%	9.27%	8.89%

NOTE 17 -

ACQUISITIONS

At the close of business on December 20, 2007, the Bank acquired 100% of the outstanding common stock of Sycamore National Bank, a commercial bank with two offices located in Cincinnati, Ohio, in a stock and cash transaction totaling approximately $9.6 million.  At that time, Sycamore was merged with and into the Bank and Sycamore’s two offices became offices of the Bank.  Sycamore’s results of operations are included in the consolidated financial results of LCNB from the acquisition date.  The acquisition continues LCNB’s strategy to increase its presence in the Southwestern Ohio area.

Under the terms of the affiliation agreement, each share of Sycamore common stock was exchanged for, at the election of each shareholder, $33.75 in cash, 2.444 shares of LCNB common stock, or a combination of cash and shares.    A Sycamore shareholder’s election to receive cash or stock was subject to allocation procedures that ensured that, in the aggregate, 50% of the shares of Sycamore common stock were exchanged for cash and 50% were exchanged for stock.  The aggregate purchase price of $9,390,000 included $4,722,000 of cash and 341,746 shares of common stock valued at $4,668,000.  The value of the common stock issued was determined by averaging the closing market price of LCNB’s common stock on the date that the terms of the acquisition were agreed to and announced, which date was August 14, 2007 and on which date trades occurred, and the two days before and after the announcement date on which trades occurred.   The Bank incurred an additional $253,000 in transaction costs related to this acquisition.

NOTE 17 -

ACQUISITIONS (continued)

The transaction with Sycamore, which was accounted for under the purchase accounting method, included the recognition of approximately $343,000 in core deposit intangibles and $5,742,000 in goodwill, which is the excess of the purchase price over the fair value of identifiable net assets.  The fair value of Sycamore’s assets and liabilities at the time of the acquisition were as follows ($000's):

Fair Value
Assets:
Cash and due from banks	$1,237
Federal funds sold and interest-bearing demand deposits	2,644
Securities available for sale	504
Federal Reserve Bank and Federal Home Loan Bank stock	325
Loans, net	42,837
Premises and equipment, net	957
Core deposit intangibles	343
Goodwill	5,742
Other assets	442
Total assets	55,031
Liabilities:
Deposits	44,438
Other liabilities	950
Total liabilities	45,388
Net assets acquired	$9,643

Valuations may be revised as additional information becomes available and integration plans are finalized.  Any resulting purchase accounting adjustments determined within 12 months of the acquisition date will result in adjustments to goodwill.

Based on an evaluation of its estimated useful life, the core deposit intangible will be amortized over six years using the straight-line method.  In conjunction with the merger, the Bank established liabilities for certain merger related costs related to severance and personnel related charges, professional fees, contract termination costs, systems conversion, and related charges.  The total liability established at the time of acquisition was approximately $435,000, the amount utilized during 2007 was $27,000, and the remaining liability at December 31, 2007 was $408,000.

The following information presents the unaudited pro forma results of operations for the years ended December 31, 2007 and 2006 as though the acquisition had occurred on January 1, 2006.  The pro forma data was derived by combining the historical consolidated financial information of LCNB and Sycamore using the purchase method of accounting for business combinations.  The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2006 or results that may be achieved in the future ($000, except per share data).

NOTE 17 -

ACQUISITIONS (continued)

	Year ended December 31, 2007 (unaudited)
.	LCNB Corp.	Sycamore Ntl Bank	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$18,094	2,337	(273)	(1)	20,158
Provision for loan losses	266	180			446
Net interest income after provision for loan losses	17,828	2,157	(273)		19,712
Non-interest income	8,341	177			8,518
Non-interest expense	18,340	2,531	(492)	(2)	20,379
Income before income taxes	7,829	(197)	219		7,851
Provision for income taxes	1,935	33	74		2,042
Net income	$5,894	(230)	145		5,809
Basic earnings per share	$0.94				0.87
Diluted earnings per share	$0.94				0.87

(1)

Represents the reduction of interest income related to the net cash paid for the Sycamore acquisition as if it had been completed January 1, 2006.  The reduction was calculated using the average rate for federal funds sold and interest-bearing demand deposits for 2007.

(2)	Represents amortization of core deposit intangible and adjustment for merger-related expenses.

	Year ended December 31, 2006 (unaudited)
	LCNB Corp.	Sycamore Ntl. Bank	Pro Forma Adjustments		Pro Forma Combined

Net interest income	$18,315	2,260	(270)	(1)	20,305
Provision for loan losses	143	180			323
Net interest income after provision for loan losses	18,172	2,080	(270)		19,982
Non-interest income	8,345	432			8,777
Non-interest expense	17,838	2,002	57	(2)	19,897
Income before income taxes	8,679	510	(327)		8,862
Provision for income taxes	2,165	173	(111)		2,227
Net income	$6,514	337	(216)		6,635
Basic earnings per share	$1.00				0.97
Diluted earnings per share	$1.00				0.97

(1)

Represents the reduction of interest income related to the net cash paid for the Sycamore acquisition as if it had been completed January 1, 2006.  The reduction was calculated using the average rate for federal funds sold and interest-bearing demand deposits for 2006.

(2)	Represents amortization of core deposit intangible.

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

NOTE 18 -

PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the LCNB Corp., parent company only, follows (000’s):

Condensed Balance Sheets:
December 31,
	2007	2006
Assets:
Cash on deposit with subsidiary	$276	253
Corporate and municipal debt securities	747	1,546
Investment in subsidiaries	55,496	49,171
Other assets	15	29
Total assets	$56,534	50,999

Liabilities	$6	-

Shareholders' equity	56,528	50,999
Total liabilities and shareholders' equity	$56,534	50,999

Condensed Statements of Income
Year ended December 31,	2007	2006	2005

Income:
Dividends from subsidiary	$8,500	4,500	4,800
Interest	21	68	106
Total income	8,521	4,568	4,906

Total expenses	26	19	38

Income before income tax benefit and equity in undistributed income of subsidiaries	8,495	4,549	4,868
Income tax benefit	9	7	13
Equity in undistributed income of subsidiaries	(2,550)	1,958	1,824
Net income	$5,954	6,514	6,705

NOTE 18 -

PARENT COMPANY FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows
Year ended December 31,	2007	2006	2005

Cash flows from operating activities:
Net income	$5,954	6,514	6,705
Adjustments for non-cash items -
(Increase) decrease in undistributed
income of subsidiaries	2,550	(1,958)	(1,824)
Other, net	27	52	57
Net cash flows from operating activities	8,531	4,608	4,938

Cash flows from investing activities:
Purchases of securities available for sale	-	-	-
Proceeds from maturities of securities
available for sale	800	1,851	1,655
Cash paid for Sycamore National Bank acquisition	(4,975)	-	-
Return of capital by subsidiary	100	-	-
Capital contribution to subsidiary	-	(65)	-
Net cash flows from investing activities	(4,075)	1,786	1,655

Cash flows from financing activities:
Treasury shares purchased	(495)	(3,231)	(1,933)
Cash dividends paid	(3,938)	(3,881)	(3,828)
Net cash flows from financing activities	(4,433)	(7,112)	(5,761)
Net change in cash	23	(718)	832
Cash at beginning of year	253	971	139
Cash at end of year	$276	253	971

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2007 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter, 2007, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 8, 2008, dated March 7, 2008, are incorporated by reference into Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 7, 2008), relating to "Directors and Executive Officers of the Registrant", is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 7, 2008), relating to "Compensation of Directors and Executive Officers", is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 7, 2008), relating to "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 7, 2008), relating to "Certain Relationships and Related Transactions", is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information contained in the Notice of Annual Meeting of Shareholders and Proxy Statement (dated March 7, 2008), relating to "Principal Accounting Fees and Services", is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – None

3.	Exhibits required by Item 601 Regulation S-K.

	(a) Exhibit No.	Exhibit Description
	2.0	Amended and Restated Affiliation Agreement between LCNB Corp., LCNB National Bank, and Sycamore National Bank dated September 24, 2007 (1)
	3.1	Articles of Incorporation of LCNB Corp. (2)
	3.2	Code of Regulations of LCNB Corp. (3)
Material Contracts:
	10.1	LCNB Corp. Ownership Incentive Plan (4)
	10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan (5)
	13.	Portions of LCNB Corp. 2007 Annual Report (pages 1, 7, and 8) – pages 89 through 94
	14.1	LCNB Corp. Code of Business Conduct and Ethics (6)
	14.2	LCNB Corp. Code of Ethics for Senior Financial Officers (7)
	21.	LCNB Corp. Subsidiaries – page 95
	23.	Consent of Independent Registered Public Accounting Firm – page 96
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer – pages 97 and 98
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer – pages 99 and 100
	32.	Section 1350 Certifications – page 101

(1)

Incorporated by reference to Form S-4A, Annex A, filed October 22, 2007.

(2)

Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(i).

(3)

Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

(4)

Incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A  (000-26121).

(5)

Incorporated by reference to Registrant’s 2005 Form 10-K, Exhibit 10.2.

(6)

Incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.1.

(7)

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
March 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stephen P. Wilson	/s/ William H. Kaufman
Stephen P. Wilson President and Chairman (Principal Executive Officer) March 3, 2008	William H. Kaufman Director March 3, 2008

/s/ Steve P. Foster	/s/ George L. Leasure
Steve P. Foster Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) March 3, 2008	George L. Leasure Director March 3, 2008

/s/ David S. Beckett	/s/ Joseph W. Schwarz
David S. Beckett Director March 3, 2008	Joseph W. Schwarz Director March 3, 2008

/s/ Rick L. Blossom	/s/ Kathleen Porter Stolle
Rick L. Blossom Director March 3, 2008	Kathleen Porter Stolle Director March 3, 2008

/s/ Spencer S. Cropper
Spencer S. Cropper Director March 3, 2008

EXHIBIT 13

LCNB Corp. 2007 Annual Report

President's Letter to Shareholders (page 1 of Annual Report):

Dear Shareholders:

The year 2007 was a year of great contrast for your Bank. The Charles Dickens’ quote, “it was the best of times, it was the worst of times” certainly applies when you look back at 2007.

The Nation’s weakening economy, the resulting flat (at times inverted) yield curve, the volatile securities markets and asset quality issues, all combined to erode confidence in the financial sector. The result was an overall loss of confidence in financial stocks. The price of your LCNB Corp. stock did not escape that trend.

In contrast, your Bank experienced record growth in loans, deposits, assets, number of offices, and number of customers. Our asset quality remained strong with charge-off loan totals well below budget and an ending delinquency rate for 2007 of .50%. We paid record dividends, having increased our dividend payout for the twenty-second consecutive year. Even with less earnings in 2007 than in 2006, we earned 1.08% on average assets and 11.41% on average shareholders’ equity, making us one of the top earning Banks in the State of Ohio for 2007.

The theme of this year’s annual report is “Your Bank for Life”. This theme speaks to longevity, to relationships throughout life and throughout generations. This theme recognizes our philosophy that we are in a marathon, not a sprint, when it comes to our financial performance. This theme points to our desire to be a stable element in busy and ever changing lives. We take pride in the fact that our customers look to us with confidence in every stage of their lives to help with their changing financial goals.

Net income for 2007 was $5.954 million, representing the earlier mentioned 1.08% return on average assets and a 11.41% return on average shareholders’ equity. Earnings per share were $.94 in 2007 compared to $1.00 per share in 2006. Total shareholders’ equity on December 31, 2007 was $56.5 million. Our capital remains strong and it is our position to maintain the FDIC “well capitalized” designation.

The total dividend paid in 2007 was $.62 per share compared to $.60 per share in 2006 for a 3.33% increase. Under current tax laws we feel that maintaining a strong dividend payout is in the best interest of our shareholders.

In today’s competitive environment, growing a financial institution is difficult. Yet in 2007, we were able to grow through internal growth, branch expansion and acquisition.  The acquisition of Sycamore National Bank was the single largest contributor to our record growth.   We experienced loan growth of 14.4%, deposit growth of 12.0%, and overall asset growth of 10.2%. Shareholders’ equity ended the year at $56.5 million for a 10.8% growth. Book value grew 5.8% even after paying out over 66% of our income in dividends.

Additional statistical data and information on our financial performance for 2007 are available in the LCNB Corp. Annual Report on Form 10-K. This report is filed annually with the Securities and Exchange Commission. We have enclosed the Form 10-K with the initial mailing of this report to shareholders and it is available upon request or from the shareholders’ information section of our website, www.LCNB.com.

These positive results in difficult times are a tribute to the hard work and dedication of the 269 people who make up LCNB Corp. They work hard every day to provide bank, trust, insurance, and investment products to our customers in a very personal and professional way. We added, on page 6, the longevity of our officers to point out the experience, consistency of service, and the expertise we offer our customers each business day of the year.

As we look to the future, we feel this experience and expertise will continue to provide the consistency of service necessary to grow and prosper. To that end, your Board of Directors announced a series of important promotions that insures the future of LCNB Corp. I will remain Chairman and CEO of LCNB Corp. and LCNB National Bank. Steve Foster has been named President of both the Corporation and the Bank and he will lead an impressive team in carrying out day-to-day operations.

Steve Foster is a third generation banker with over 34 years of banking experience. He is the 10th President in the 130-year history of LCNB. Ben Jackson and Barney Wright moved to Senior Executive Vice President, with Eric Meilstrup, Matt Layer, Rob Haines, Roy McKay, John Calhoun, and David Beckett rounding out our executive team. Tim Sheridan, Ann Smith, and Ken Layer have been promoted to Senior Vice Presidents.  You will see on the officer’s page, the impressive list of our vice presidents and all of our officers.

Your Board of Directors, officers and employees enter 2008 with high expectations for continued growth and prosperity. The challenges are many, but so are the opportunities. We have the market area, products, delivery channels, technology, and most important of all, the people to move forward successfully into the future.

The Annual Meeting for LCNB Corp. will be Tuesday, April 8, 2008 at 10:00 a.m. at our Main Office located at 2 N. Broadway in Lebanon, Ohio. Proxy material is included with this initial mailing. Please review, sign and return the Proxy in the envelope provided. We would be pleased to have you attend our Annual Meeting in person. Thank you for your continued support.

Stephen P. Wilson

Chairman and CEO

FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

Income Statement
Net Interest Income	$18,153	18,315	18,570	18,280	18,757
Net Income	5,954	6,514	6,705	6,596	6,737
Per common share:
Net income, basic and diluted (1)	0.94	1.00	1.01	0.98	0.99
Dividends declared (1)	0.62	0.60	0.58	0.56	0.53

Balance Sheet
Loans – net	$444,419	388,320	357,651	334,440	315,683
Earning assets	550,733	505,485	498,396	485,485	494,359
Total assets	604,058	548,215	539,501	522,251	523,608
Total deposits	535,929	478,615	481,475	463,900	463,033
Short-term borrowings	1,459	15,370	1,031	1,269	633
Long-term debt	5,000	-	2,073	2,137	4,197
Total shareholders' equity	56,528	50,999	52,022	52,296	52,448
Per common share: Book value at year end (1)	8.45	7.99	7.94	7.86	7.77

Performance Ratios
Return on average assets	1.08%	1.19%	1.25%	1.29%	1.31%
Return on average shareholders’ equity	11.41%	12.48%	12.80%	12.56%	12.64%

(1)  All per share data have been adjusted to reflect a 100% stock dividend accounted for as a stock split in 2007 and 2004.

LCNB CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2007	2006
ASSETS:
Cash and due from banks	$17,498	14,864
Federal funds sold and interest-bearing demand deposits	13,692	641
Total cash and cash equivalents	31,190	15,505

Securities available for sale, at fair value	87,423	111,142
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	2,731	3,332
Loans, net	444,419	388,320
Premises and equipment, net	14,205	12,090
Goodwill	5,742	-
Other intangible assets, net	1,165	1,426
Bank owned life insurance	11,452	10,979
Other assets	5,731	5,421
TOTAL ASSETS	$604,058	548,215

LIABILITIES:
Deposits -
Noninterest-bearing	$81,397	82,360
Interest-bearing	454,532	396,255
Total deposits	535,929	478,615
Short-term borrowings	1,459	15,370
Long-term debt	5,000	-
Accrued interest and other liabilities	5,142	3,231
TOTAL LIABILITIES	547,530	497,216

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding
Common shares - no par value, authorized 8,000,000 shares, issued 7,445,514 and 7,103,768 shares at December 31, 2007 and 2006, respectively	11,068	10,560
Surplus	14,761	10,577
Retained earnings	44,261	42,245
Treasury shares at cost, 758,282 and 724,132 shares at December 31, 2007 and 2006, respectively	(11,737)	(11,242)
Accumulated other comprehensive income (loss), net of taxes	(1,825)	(1,141)
TOTAL SHAREHOLDERS' EQUITY	56,528	50,999

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$604,058	548,215

LCNB CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2007	2006	2005
INTEREST INCOME:
Interest and fees on loans	$27,066	25,284	22,278
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	163	189	162
Interest on investment securities-
Taxable	2,229	2,650	2,685
Non-taxable	1,879	1,967	2,102
Other short-term investments	654	458	375
TOTAL INTEREST INCOME	31,991	30,548	27,602

INTEREST EXPENSE:
Interest on deposits	13,445	12,113	8,865
Interest on short-term borrowings	181	90	49
Interest on long-term debt	212	30	118
TOTAL INTEREST EXPENSE	13,838	12,233	9,032
NET INTEREST INCOME	18,153	18,315	18,570
PROVISION FOR LOAN LOSSES	266	143	338

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,887	18,172	18,232

NON-INTEREST INCOME:
Trust income	1,890	1,932	1,670
Service charges and fees	4,103	4,103	4,018
Net gain (loss) on sales of securities	1	(12)	(8)
Insurance agency income	1,627	1,682	1,451
Bank owned life insurance income	472	464	487
Gains from sales of mortgage loans	47	47	98
Other operating income	206	129	240
TOTAL NON-INTEREST INCOME	8,346	8,345	7,956

NON-INTEREST EXPENSE:
Salaries and wages	8,040	7,860	7,495
Pension and other employee benefits	2,125	2,003	1,843
Equipment expenses	1,039	1,049	1,064
Occupancy expense, net	1,506	1,370	1,279
State franchise tax	630	622	613
Marketing	429	374	417
Intangible amortization	575	621	591
ATM expense	401	456	371
Computer maintenance and supplies	418	378	384
Telephone expense	424	324	329
Other non-interest expense	2,757	2,781	2,857
TOTAL NON-INTEREST EXPENSE	18,344	17,838	17,243

INCOME BEFORE INCOME TAXES	7,889	8,679	8,945
PROVISION FOR INCOME TAXES	1,935	2,165	2,240
NET INCOME	$5,954	6,514	6,705

Earnings per common share:
Basic	$0.94	1.00	1.01
Diluted	0.94	1.00	1.01

Weighted average shares outstanding:
Basic	6,368,046	6,484,837	6,608,315
Diluted	6,368,563	6,487,252	6,610,925

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, and consolidated statements of comprehensive income, shareholders’ equity and cash flows (not included herein), for each of the three years in the period ended December 31, 2007; and in our report dated February 27, 2008 we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying condensed consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

February 27, 2008

Exhibit 21

LCNB CORP. SUBSIDIARIES

LCNB National Bank, formerly Lebanon Citizens National Bank, a national banking association, organized under the laws of the United States, and headquartered in Lebanon, Ohio.

Dakin Insurance Agency, Inc., an independent insurance agency, incorporated in Ohio, and headquartered in Lebanon, Ohio.

Exhibit 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement on Form S-8 of LCNB Corp., filed on March 13, 2003 of our reports dated February 27, 2008 relating to the consolidated balance sheets for LCNB Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, , and the effectiveness of internal control over financial reporting as of December 31, 2007, which reports appear in this Annual Report on Form 10-K of LCNB Corp. for the year ended December 31, 2007.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio

February 27, 2008

Exhibit 31.1

CERTIFICATIONS

In connection with the Annual Report of LCNB Corp. on Form 10-K for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen P. Wilson, President and Chief Executive Officer of LCNB Corp., certify, that:

1)

I have reviewed this annual report on Form 10-K of LCNB Corp.;

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

4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5)

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

/s/ Stephen P. Wilson
Stephen P. Wilson
President and Chief Executive Officer
March 3, 2008

Exhibit 31.2

CERTIFICATIONS

In connection with the Annual Report of LCNB Corp. on Form 10-K for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steve P. Foster, Executive Vice President and Chief Financial Officer of LCNB Corp., certify, that:

1)

I have reviewed this annual report on Form 10-K of LCNB Corp.;

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

4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

1)

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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
March 3, 2008

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of LCNB Corp. (the "Company") on Form 10-K for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Stephen P. Wilson, Chief Executive Officer, and Steve P. Foster, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

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

Date: March 3, 2008