Form 10-Q
period 2008-05-06
LCNB CORP
filed 2008-05-06
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

                                                  [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of May 5, 2008 was 6,687,232 shares.

LCNB Corp.

INDEX
Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2008, and December 31, 2007	1

Consolidated Statements of Income -
Three Months Ended March 31, 2008 and 2007	2

Consolidated Statements of Comprehensive Income -
Three Months Ended March 31, 2008 and 2007	3

Consolidated Statements of Shareholders' Equity -
Three Months Ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-18

Report of Independent Registered Public Accounting Firm	19

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	20-26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	28

Part II - Other Information

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	30

Signatures	31

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Cash and due from banks	$14,899	17,498
Federal funds sold and interest-bearing demand deposits	18,717	13,692
Total cash and cash equivalents	33,616	31,190

Securities available for sale, at fair value	86,937	87,423
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	2,758	2,731
Loans, net	444,356	444,419
Premises and equipment, net	14,120	14,205
Goodwill	5,693	5,742
Other intangible assets, net	1,035	1,165
Bank owned life insurance	11,582	11,452
Other assets	4,839	5,731
TOTAL ASSETS	$604,936	604,058

LIABILITIES:
Deposits -
Noninterest-bearing	$82,054	81,397
Interest-bearing	455,120	454,532
Total deposits	537,174	535,929
Short-term borrowings	564	1,459
Long-term debt	5,000	5,000
Accrued interest and other liabilities	4,664	5,142
TOTAL LIABILITIES	547,402	547,530

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares - no par value, authorized 8,000,000 shares, issued 7,445,514 shares at March 31, 2008 and December 31, 2007	11,068	11,068
Surplus	14,769	14,761
Retained earnings	44,635	44,261
Treasury shares at cost, 758,282 shares at March 31, 2008 and December 31, 2007	(11,737)	(11,737)
Accumulated other comprehensive income (loss), net of taxes	(1,201)	(1,825)
TOTAL SHAREHOLDERS' EQUITY	57,534	56,528

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$604,936	604,058

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
INTEREST INCOME:
Interest and fees on loans	$7,524	6,660
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	26	37
Interest on investment securities-
Taxable	468	641
Non-taxable	446	489
Other short-term investments	151	25
TOTAL INTEREST INCOME	8,615	7,852

INTEREST EXPENSE:
Interest on deposits	3,562	3,161
Interest on short-term borrowings	4	147
Interest on long-term debt	65	14
TOTAL INTEREST EXPENSE	3,631	3,322
NET INTEREST INCOME	4,984	4,530
PROVISION FOR LOAN LOSSES	83	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,901	4,470

NON-INTEREST INCOME:
Trust income	485	431
Service charges and fees	960	932
Insurance agency income	416	406
Bank owned life insurance income	130	114
Other operating income	72	63
TOTAL NON-INTEREST INCOME	2,063	1,946

NON-INTEREST EXPENSE:
Salaries and wages	2,215	2,027
Pension and other employee benefits	618	553
Equipment expenses	232	241
Occupancy expense, net	402	371
State franchise tax	166	159
Marketing	102	96
Intangible amortization	122	158
Other non-interest expense	1,188	984
TOTAL NON-INTEREST EXPENSE	5,045	4,589

INCOME BEFORE INCOME TAXES	1,919	1,827
PROVISION FOR INCOME TAXES	475	429
NET INCOME	$1,444	1,398

Dividends declared per common share	$0.16	0.155

Earnings per common share:
Basic	$0.22	0.22
Diluted	0.22	0.22

Average shares outstanding:
Basic	6,687,232	6,375,893
Diluted	6,687,232	6,377,556

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net Income	$1,444	1,398

Other comprehensive income:

Net unrealized gain on available-for-sale securities (net of taxes of $312 and $44 for the three months ended March 31, 2008 and 2007, respectively)	605	85

Recognition of pension plan net loss (net of taxes of $10 for the three months ended March 31, 2008)	19	-

Total comprehensive income	$2,068	1,483

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

						Accumulated
						Other	Total
	Common Shares			Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Amount	Surplus	Earnings	Shares	Income (Loss)	Equity

Balance January 1, 2008	6,687,232	$11,068	14,761	44,261	(11,737)	(1,825)	56,528
Net income				1,444			1,444
Net unrealized gain on available-for- sale securities, net of tax						605	605
Change in pension plan unrecognized net loss, net of tax						19	19
Compensation expense relating to stock options			8				8
Cash dividends declared, $0.16 per share				(1,070)			(1,070)
Balance March 31, 2008	6,687,232	$11,068	14,769	44,635	(11,737)	(1,201)	57,534

Balance January 1, 2007	6,379,636	$10,560	10,577	42,245	(11,242)	(1,141)	50,999
Net income				1,398			1,398
Net unrealized gain on available-for- sale securities, net of tax						85	85
Compensation expense relating to stock options			5				5
Treasury shares purchased	(10,200)				(165)		(165)
Cash dividends declared, $0.155 per share				(987)			(987)
Balance March 31, 2007	6,369,436	$10,560	10,582	42,656	(11,407)	(1,056)	51,335

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,444	1,398
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	553	502
Provision for loan losses	83	60
Federal Home Loan Bank stock dividends	(26)	-
Increase in cash surrender value of bank owned life insurance	(130)	(114)
Realized (gain) loss on sales of premises and equipment	(2)	-
Origination of mortgage loans for sale	(643)	(642)
Realized gains from sales of mortgage loans	(6)	(12)
Proceeds from sales of mortgage loans	642	647
Compensation expense related to stock options	8	5
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(268)	(294)
Other assets	70	(163)
Other liabilities	(399)	152
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,326	1,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	7,004	8,261
Purchases of securities available for sale	(5,653)	-
Proceeds from redemption of Federal Home Loan Bank stock	-	1,000
Net (increase) decrease in loans	(118)	(1,657)
Proceeds from sale of other real estate acquired through foreclosure	803	-
Additions to other real estate acquired through foreclosure	(37)	(1)
Purchases of premises and equipment	(181)	(757)
Proceeds from sales of premises and equipment	2	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	1,820	6,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,245	1,707
Net increase (decrease) in short-term borrowings	(895)	(14,329)
Proceeds from long-term debt	-	5,000
Cash dividends paid	(1,070)	(987)
Purchases of treasury shares	-	(165)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(720)	(8,774)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,426	(389)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,190	15,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,616	15,116

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$3,680	3,345
Income taxes	125	82

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

Substantially all of the assets, liabilities and operations of LCNB Corp. ("LCNB") are attributable to its wholly-owned subsidiaries, LCNB National Bank (the "Bank") and Dakin Insurance Agency, Inc. ("Dakin").  The accompanying unaudited consolidated financial statements include the accounts of LCNB, the Bank, and Dakin.

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

Share and per share data as of March 31, 2007 have been restated to reflect a 100% stock dividend, accounted for as a stock split, declared by the Board of Directors on April 10, 2007 and paid on May 10, 2007 to shareholders of record on April 25, 2007.

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

Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2007 Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 – Acquisitions

At the close of business on December 20, 2007, LCNB acquired 100% of the outstanding common stock of Sycamore National Bank (“Sycamore”), a commercial bank with two offices located in Cincinnati, Ohio, in a stock and cash transaction totaling approximately $9.6 million.  LCNB incurred an additional $256,000 in transaction costs related to this acquisition.  At the time of the acquisition, Sycamore was merged with and into the Bank and Sycamore’s two offices became offices of the Bank.  The acquisition of Sycamore was accounted for using the purchase accounting method and its results of operations are included in the consolidated financial results of LCNB from the acquisition date.  This acquisition added approximately $42.8 million in loans, $5.7 million in goodwill, $343,000 in core deposit intangibles, and $44.4 million in deposits to LCNB’s consolidated balance sheet.  The core deposit intangible is being amortized on a straight-line basis over six years.

The change in the carrying amount of goodwill, all of which is related to the Sycamore acquisition, during the first quarter, 2008 is as follows (thousands):

Balance, December 31, 2007	$5,742
Net adjustments	(49)
Balance, March 31, 2008	$5,693

The net adjustments relate primarily to finalization of various liabilities established at the time of the acquisition for certain merger related costs related to severance and personnel related charges, professional fees, contract termination costs, systems conversion, and related charges.

The total liability established at the time of acquisition was approximately $435,000.  The amount utilized during 2007 was approximately $27,000 and an additional $362,000 was utilized during the first quarter, 2008.

The following information presents the unaudited pro forma results of operations for the three months ended March 31, 2007 as though the acquisition had occurred on January 1, 2007.  The pro forma data was derived by combining the historical consolidated financial information of LCNB and Sycamore using the purchase method of accounting for business combinations.  The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2007 or results that may be achieved in the future (thousands, except per share data).

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 – Acquisitions (continued)

Three Months Ended March 31, 2007

Net interest income	$5,044
Provision for loan losses	105
Net interest income after provision for loan losses	4,939
Non-interest income	1,988
Non-interest expense	5,101
Income before income taxes	1,826
Provision for income taxes	428
Net income	$1,398
Basic earnings per share	$0.20
Diluted earnings per share	$0.20

Note 3 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three months ended March 31, 2008 and 2007 (thousands, except share and per share data):

	For the Three Months
	Ended March 31,
	2008	2007

Net income	$1,444	1,398

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,375,893

Add- Dilutive effect of stock options	-	1,663

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,687,232	6,377,556

Basic earnings per common share	$0.22	0.22
Diluted earnings per common share	$0.22	0.22

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 -  Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2008 and December 31, 2007 are summarized as follows (thousands):

	March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency notes	$14,093	135	-	14,228
U.S. Agency mortgage-backed securities	22,483	263	87	22,659
Municipal securities:
Non-taxable	44,513	536	28	45,021
Taxable	4,420	100	10	4,510
Other debt securities	505	-	5	500
Marketable equity securities	16	3	-	19
	$86,030	1,037	130	86,937

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Agency notes	$14,092	32	21	14,103
U.S. Agency mortgage-backed securities	22,697	53	284	22,466
Municipal securities:
Non-taxable	45,500	290	98	45,692
Taxable	5,128	49	34	5,143
Marketable equity securities	15	4	-	19
	$87,432	428	437	87,423

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 -  Investment Securities (continued)

Information concerning securities with gross unrealized losses at March 31, 2008, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (thousands):

	March 31, 2008
	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency mortgage- backed securities	$1,987	22	6,221	65
Municipal securities:
Non-taxable	5,534	26	959	2
Taxable	-	-	1,334	10
Other debt securities	500	5	-	-
	$8,021	53	8,514	77

The unrealized losses are primarily due to increases in market interest rates.  Unrealized losses on securities at March 31, 2008 have not been recognized in income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

LCNB adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” on January 1, 2008.  SFAS No. 159 permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value will be recorded in earnings.  LCNB has not selected any financial instruments for the fair value option as of March 31, 2008.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements.  It establishes a fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value.  The three broad input levels defined by SFAS No. 157 are:

•

Level 1 – quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the reporting date;

•

Level 2 – inputs other than quoted prices included within level 1 that are observable for the asset or liability either directly or indirectly; and

•

Level 3 - inputs that are unobservable for the asset or liability.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 -  Investment Securities (continued)

Level 2 inputs may include quoted prices for similar assets in active markets,  quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices (such as interest rates or yield curves) that are observable for the asset or liability, and inputs that are derived from or corroborated by observable market data.

All of LCNB’s financial debt securities are classified as available-for-sale as described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.  Fair value for U.S. Treasury Notes is determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated using rates observed in the market (level 2).  The following table summarizes the valuation of LCNB’s available-for-sale securities by the input levels defined by SFAS No. 157 as of March 31, 2008 (thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements 3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$86,937	-	86,437	500

Note 5 - Loans

Major classifications of loans at March 31, 2008 and December 31, 2007 are as follows (thousands):

	March 31,	December 31,
	2008	2007

Commercial and industrial	$37,562	37,325
Commercial, secured by real estate	164,185	159,384
Residential real estate	191,261	193,920
Consumer	40,353	43,410
Agricultural	3,211	2,707
Other loans, including deposit overdrafts	9,265	9,114
	445,837	445,860
Deferred net origination costs	987	1,027
	446,824	446,887
Less allowance for loan losses	2,468	2,468
Loans, net	$444,356	444,419

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 – Loans (continued)

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 were as follows (thousands):

	Three Months Ended
	March 31,
	2008	2007

Balance, beginning of year	$2,468	2,050

Provision for loan losses	83	60

Charge-offs	(193)	(150)
Recoveries	110	90
Net charge-offs	(83)	(60)

Balance, end of period	$2,468	2,050

Charge-offs for the three months ended March 31, 2008 and 2007 primarily consisted of consumer loans and checking and NOW account overdrafts.

Non-accrual, past-due, and restructured loans as of March 31, 2008 and December 31, 2007 were as follows (thousands):

	March 31,	December 31,
	2008	2007

Non-accrual loans	$184	120
Past-due 90 days or more and still accruing	188	247
Restructured loans	2,220	2,222
Total	$2,592	2,589

Non-accrual loans at March 31, 2008 and 2007 consisted of real estate mortgage loans.  Loans past-due 90 days or more and still accruing interest at March 31, 2008 and 2007 consisted of consumer and residential mortgage loans.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 – Loans (continued)

Restructured loans at March 31, 2008 and December 31, 2007 consisted of a commercial loan secured by commercial real estate and a matured home equity line of credit currently being paid under a forbearance agreement.  The commercial loan secured by commercial real estate had a principal balance of $2,197,000 and $2,198,000 at March 31, 2008 and December 31, 2007, respectively.  It is classified as restructured because of LCNB’s agreement during the second quarter, 2007 to waive the required principal payments for a period of one year, pending the sale of the underlying real estate collateral.

Real estate acquired through foreclosure was $84,000 and $853,000 at March 31, 2008 and December 31, 2007, respectively, and is included in “other assets” in the consolidated balance sheets.  Real estate acquired at March 31, 2008 consisted of one single-family residential home.  Real estate acquired at December 31, 2007 consisted of the residential home already mentioned and another single-family residential home, which was sold during the first quarter, 2008.

Loans sold to and serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at March 31, 2008 and December 31, 2007 were $41,791,000 and $43,005,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three months ended March 31, 2008 and 2007 totaled $643,000 and $642,000, respectively.

Note 6 – Borrowings

LCNB has a $5 million advance from the Federal Home Loan Bank of Cincinnati.  The term of the advance is ten years and interest is payable monthly at a fixed rate of 5.25%.  The loan is secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans.

At March 31, 2008, short-term borrowings consisted of U.S. Treasury demand note borrowings of approximately $564,000.  The interest rate on the U.S. Treasury demand note borrowings is variable and was 1.98% at March 31, 2008.

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

Note 7 – Regulatory Capital (continued)

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

	At	At
	March 31,	December 31,
	2008	2007

Regulatory Capital:
Shareholders' equity	$57,534	56,528
Goodwill and other intangibles	(6,574)	(6,746)
Accumulated other comprehensive income	1,201	1,825
Tier 1 risk-based capital	52,161	51,607

Eligible allowance for loan losses	2,468	2,468
Total risk-based capital	$54,629	54,075

Capital ratios:
Total risk-based (8% required)	12.61%	12.51%
Tier 1 risk-based (4% required)	12.04%	11.94%
Leverage (3% required)	8.70%	9.22%

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2008 and December 31, 2007 were as follows (thousands):

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Commitments and Contingent Liabilities (continued)

	March 31,	December 31,
	2008	2007

Commitments to extend credit:
Fixed rate	$304	602
Adjustable rate	4,511	40
Unused lines of credit:
Fixed rate	4,069	5,078
Adjustable rate	67,264	74,298
Unused overdraft protection amounts on demand and NOW accounts	10,580	9,853
Standby letters of credit	8,361	8,404
	$95,089	98,275

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At March 31, 2008 and December 31, 2007, outstanding guarantees of $2.0 million and $2.1 million, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at March 31, 2008 and December 31, 2007 was approximately $6.3 million.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Material commitments for capital expenditures outstanding as of March 31, 2008 totaled approximately $600,000 and related primarily to the construction of a new branch facility in Centerville, Ohio.

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 9 - Stock Options

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 common shares.  As of March 31, 2008, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at March 31, 2008 were as follows:

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date

$13.09	11,056	$13.09	11,056	$13.09	-	Feb, 2013
17.66	8,108	17.66	6,486	17.66	-	Jan, 2014
18.95	7,934	18.95	3,174	18.95	-	Jan, 2016
17.88	8,116	17.88	1,623	17.88	-	Feb, 2017
12.55	13,918	12.55	-	-	-	Feb, 2018
	49,132	15.43	22,339	15.60	-

The following table summarizes stock option activity for the periods indicated, as restated for a 100% stock dividend declared April 10, 2007:

	Three Months ended March 31,
	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, January 1,	35,214	$16.57	27,098	$16.17
Granted	13,918	12.55	8,116	17.88
Exercised	-	-	-	-
Outstanding, March 31,	49,132	15.43	35,214	$16.57
Exercisable, March 31,	22,339	15.60	15,297	$15.15

At March 31, 2008, the aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at that date and that were “in the money” (market price greater than exercise price) was approximately $6,000.  The aggregate intrinsic value at that date for only the options that were exercisable was not applicable, since all exercisable options were not in the money.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 9 - Stock Options (continued)

The estimated weighted-average fair value of the options granted in the first quarter of 2008 and 2007 were $2.27 and $3.76 per option, respectively.  The fair value was estimated at the dates of grant using the Black-Scholes option-pricing model and the following assumptions:

	2008	2007
Risk-free interest rate	3.56%	4.83%
Average dividend yield	3.77%	3.68%
Volatility factor of the expected market
price of LCNB’s common stock	22.72%	22.41%
Average life	8.2 years	8.3 years

Total expense related to options included in salaries and wages in the consolidated statements of income for the three months ended March 31, 2008 and 2007 was $8,000 and $5,000, respectively.

Note 10 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three months ended March 31, 2008 and 2007, are summarized as follows (thousands):

	For the Three Months
	Ended March 31,
	2008	2007

Service cost	$187	170
Interest cost	140	95
Expected return on plan assets	(131)	(104)
Amortization of net loss	29	2
Net periodic pension cost	$225	163

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it expected to contribute $1,100,000 to its pension plan in 2008.  As of March 31, 2008, no contributions have been made.

At March 31, 2008, accumulated other comprehensive income included $1,800,000, net of tax, of unrecognized net actuarial loss.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 11 – Recent Accounting Pronouncements

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), was issued in December, 2007 and replaces SFAS No. 141, “Business Combinations.”  It applies to all transactions or other events in which an entity obtains control over one or more businesses. SFAS No. 141R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting, previously called the purchase method of accounting, be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date.  This fair value approach replaces SFAS No. 141’s cost-allocation process, which required that the cost of an acquisition be allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  Any noncontrolling interests in the acquiree are also required to be measured at fair value.  SFAS No. 141R requires acquirers to expense direct acquisition-related costs as incurred.  SFAS No. 141 required that such costs be added to the cost of the acquisition.  This statement makes significant changes to other accounting practices for business combinations, including but not limited to accounting for step acquisitions, accounting for contingent liabilities arising from a business combination, accounting for research and development assets acquired in a business combination, and accounting for deferred taxes acquired in a business combination.  SFAS No. 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  LCNB will be required to apply SFAS No. 141R for any business combinations with an acquisition date on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” was issued in December, 2007 and amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.”  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest, also called minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  This statement is to be applied prospectively as of the beginning of the fiscal year beginning on or after December 15, 2008.  Early adoption is prohibited.  LCNB owns 100% of its subsidiaries and is not affected by SFAS No. 160.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” was issued in March, 2008 and changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for financial statements, including both fiscal years and interim periods, issued after November 15, 2008.  Early application is encouraged.  LCNB does not own securities of the type covered by this statement and is not affected by it.

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

May 2, 2008

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations

Forward Looking Statements

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties.  Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words and their derivatives such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of LCNB and its management about future events.   Factors that could influence the accuracy of such forward looking statements include, but are not limited to, regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, general economic conditions and other risks.  Such forward-looking statements represent management's judgment as of the current date.  Actual strategies and results in future time periods may differ materially from those currently expected.  LCNB disclaims, however, any intent or obligation to update such forward-looking statements.  LCNB intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Acquisitions

At the close of business on December 20, 2007, LCNB acquired Sycamore National Bank (“Sycamore”) in a stock and cash transaction valued at approximately $9.6 million.  Sycamore operated two full–service branches in Cincinnati, Ohio, which became branches of the Bank.    As of December 20, 2007, Sycamore had total assets of $48.9 million, total loans, net of the related allowance for loan losses, of $42.8 million, and total deposits of $44.4 million.

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

The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $343,000 of core deposit intangibles and goodwill, as adjusted during the first quarter, 2008, of $5,693,000.  The goodwill represents the excess of the purchase price over the fair value of identifiable net assets, including the core deposit intangible.  The core deposit intangible is being amortized on a straight-line basis over 6 years.  Goodwill is not amortized, but is instead subject to an annual review for impairment.  Sycamore’s results of operations are included in the consolidated financial results of LCNB from the acquisition date.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Results of Operations

Earnings for the first quarter of 2008 were $1,444,000 or $0.22 basic and diluted earnings per share, compared to $1,398,000 or $0.22 basic and diluted earnings per share for the first quarter of 2007.  Return on average assets for the quarters ended March 31, 2008 and 2007 were 0.96% and 1.04%, respectively.  Return on average equity for the first quarter, 2008 was 10.04%, compared to 11.02% for the first quarter, 2007.

The increase in net income during the first quarter, 2007 was primarily due to a $454,000 increase in net interest income and a $117,000 increase in non-interest income, partially offset by a $456,000 increase in non-interest expense, a $23,000 increase in the provision for loan losses, and a $46,000 increase in the provision for income taxes.  Net interest income for the first quarter, 2008 was significantly influenced by the loans and deposits acquired from Sycamore.  Non-interest expenses for the first quarter, 2008 were influenced by the addition of the two offices acquired through the Sycamore acquisition and the opening of a new office in Oakwood, Ohio in May, 2007.

Net Interest Income

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2008 and 2007, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Three Months Ended March 31,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$445,978	$7,524	6.79%	$390,392	$6,660	6.92%
Federal funds sold and interest- bearing demand deposits	19,520	151	3.11%	1,923	25	5.27%
Federal Reserve Bank stock	722	-	-%	647	-	-%
Federal Home Loan Bank stock	2,010	26	5.20%	2,340	37	6.41%
Investment securities:
Taxable	41,304	468	4.56%	56,789	641	4.58%
Non-taxable (2)	44,944	676	6.05%	49,290	741	6.10%
Total interest-earning assets	554,478	8,845	6.42%	501,381	8,104	6.56%
Non-earning assets	53,146			45,332
Allowance for loan losses	(2,467)			(2,056)
Total assets	$605,157			$544,657

Interest-bearing deposits	$456,673	3,562	3.14%	399,176	3,161	3.21%
Short-term borrowings	526	4	3.06%	10,825	147	5.51%
Long-term debt	5,000	65	5.23%	1,111	14	5.11%
Total interest-bearing liabilities	462,199	3,631	3.16%	411,112	3,322	3.28%
Demand deposits	80,831			78,940
Other liabilities	4,484			3,164
Capital	57,643			51,441
Total liabilities and capital	$605,157			$544,657

Net interest rate spread (3)			3.26%			3.28%

Net interest income and net interest margin on a taxable equivalent basis (4)		$5,214	3.78%		$4,782	3.87%

Ratio of interest-earning assets to interest-bearing liabilities	119.97%			121.96%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in tax-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2008 as compared to the comparable period in 2007.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	March 31,
	2008 vs. 2007
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$939	(75)	864
Federal funds sold and interest- bearing demand deposits	140	(14)	126
Federal Home Loan Bank stock	(5)	(6)	(11)
Investment securities:
Taxable	(175)	2	(173)
Nontaxable	(65)	-	(65)
Total interest income	834	(93)	741

Interest-bearing Liabilities:
Deposits	449	(48)	401
Short-term borrowings	(98)	(45)	(143)
Long-term debt	51	-	51
Total interest expense	402	(93)	309
Net interest income	$432	-	432

Net interest income on a fully tax-equivalent basis for the three months ended March 31, 2008 totaled $5,214,000, an increase of $432,000 from the comparable period in 2007.  Total tax-equivalent interest income increased $741,000 and total interest expense increased $309,000.

The increase in total interest income was primarily due to a $53.1 million increase in average total earning assets, slightly offset by a 14 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets, from 6.56% for the first quarter of 2007 to 6.42% for the first quarter of 2008.  The increase in average interest earning assets was due to a $55.6 million increase in average loans and a $17.6 million increase in average federal funds sold and interest-bearing demand deposits, partially offset by a decrease of $19.8 million in average investment securities.  Most of the loan growth was in commercial and residential real estate loans, primarily resulting from the Sycamore acquisition.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest expense was primarily due to a $51.1 million increase in average interest-bearing liabilities, slightly offset by a 12 basis point decrease in the average rate paid on interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits, which increased $57.5 million, in large part due to the Sycamore acquisition.  This increase was partially offset by a $10.3 million decrease in average short-term borrowings.

Provision and Allowance for Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended March 31, 2008 was $83,000, compared to $60,000 for the three months ended March 31, 2007.

Non-Interest Income

Trust income for the first quarter, 2008 was $54,000 greater than for the comparable period in 2007 primarily due to estate fees received during the 2008 period and to fee adjustments that became effective on July 1, 2007.  Service charges and fees for the first quarter 2008 was $28,000 greater than for the first quarter, 2007 primarily due to increases in checkcard income, partially offset by a decrease in overdraft fees.  Checkcard income grew because a greater number of cards were outstanding and because of the increasing popularity of checkcards as a retail payment method.

Non-Interest Expense

Non-interest expense for the first quarter, 2008 was $456,000 greater than for the first quarter, 2007, primarily due to a $188,000 increase in salaries and wages, a $65,000 increase in employee benefits, a $31,000 increase in occupancy expense, and a $204,000 increase in other non-interest expense.    Salaries and wages and employee benefits increased due to normal wage increases and an increase in the number of employees.   Occupancy expense increased primarily as a result of an increase in the number of branch locations, consisting of the two offices acquired from Sycamore and an office located in Oakwood, Ohio that opened in May, 2007.  Other non-interest expense increased primarily due to increases in telephone expense, office supplies expense, and numerous smaller increases in other miscellaneous expense accounts.

These expense increases were slightly offset by a $36,000 decrease in intangible amortization, primarily due to the amortization in full during 2007 of an intangible asset related to the purchase of three offices from another bank in 1997.  This decrease was partially offset by amortization of the core deposit intangible resulting from the Sycamore acquisition in December, 2007.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Income Taxes

LCNB’s effective tax rates for the three months ended March 31, 2008 and 2007 were 24.8% and 23.5%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt income from bank owned life insurance.

Financial Condition

LCNB’s assets and liabilities were relatively stable during the first quarter, 2008.  Total assets increased $878,000, primarily due to a $2.4 million increase in total cash and cash equivalents, offset by a $486,000 decrease in securities available for sale and an $892,000 decline in other assets.  The decline in other assets was primarily due to the sale during the first quarter, 2008 of real estate acquired through foreclosure, which was a single-family residential home, that had a book value of $766,000 at December 31, 2007.

Net loans decreased $63,000 primarily due to decreases totaling $5.7 million in residential real estate and consumer loans, partially offset by increases totaling $4.8 million in commercial real estate loans and additional increases of $741,000 in agricultural, and commercial and industrial loans.

Total deposits increased $1.2 million primarily because of a $7.6 million increase in IRA certificate of deposit accounts, a $5.4 million increase in certificate of deposit accounts with balances of $100,000 or more, and a $4.6 million increase in LCNB’s Premier Checking Account product.  These increases were partially offset by a $13.9 million decrease in certificate of deposit accounts with balances of less than $100,000 and a decrease in money fund deposit accounts of $2.8 million.

Liquidity

LCNB depends on dividends from its subsidiaries for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders.  National banking law limits the amount of dividends the Bank may pay to the sum of retained net income, as defined, for the current year plus retained net income for the previous two years.  Prior approval from the Office of the Comptroller of the Currency, the Bank’s primary regulator, is necessary for the Bank to pay dividends in excess of this amount.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.  Management believes the Bank will be able to pay anticipated dividends to LCNB without needing to request approval.

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold, interest-bearing demand deposits, and securities available for sale.  At March 31, 2008, LCNB’s liquid assets amounted to $120.6 million or 19.9% of total assets, an increase from $118.6 million or 19.6% of total assets at December 31, 2007.

Liquidity is also provided by access to core funding sources, primarily core deposits in the bank’s market area.  Approximately 79.0% of total deposits at March 31, 2008 were core deposits, a decrease from 79.4% at December 31, 2007.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit equal to or greater than $100,000.

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

Recent Accounting Pronouncements

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), was issued in December, 2007 and replaces SFAS No. 141, “Business Combinations.”  It applies to all transactions or other events in which an entity obtains control over one or more businesses. SFAS No. 141R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting, previously called the purchase method of accounting, be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date.  This fair value approach replaces SFAS No. 141’s cost-allocation process, which required that the cost of an acquisition be allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  Any noncontrolling interests in the acquiree are also required to be measured at fair value.  SFAS No. 141R requires acquirers to expense direct acquisition-related costs as incurred.  SFAS No. 141 required that such costs be added to the cost of the acquisition.  This statement makes significant changes to other accounting practices for business combinations, including but not limited to accounting for step acquisitions, accounting for contingent liabilities arising from a business combination, accounting for research and development assets acquired in a business combination, and accounting for deferred taxes acquired in a business combination.  SFAS No. 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  LCNB will be required to apply SFAS No. 141R for any business combinations with an acquisition date on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” was issued in December, 2007 and amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.”  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest, also called minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  This statement is to be applied prospectively as of the beginning of the fiscal year beginning on or after December 15, 2008.  Early adoption is prohibited.  LCNB owns 100% of its subsidiaries and is not affected by SFAS No. 160.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133,” was issued in March, 2008 and changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 is effective for financial statements, including both fiscal years and interim periods, issued after November 15, 2008.  Early application is encouraged.  LCNB does not own securities of the type covered by this statement and is not affected by it.

LCNB CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2008 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in NII	% Change in NII
Up 300	$21,616	591	2.81%
Up 200	21,445	420	2.00%
Up 100	21,253	228	1.08%
Base	21,025	-	-%
Down 100	20,618	(407)	-1.94%
Down 200	20,271	(754)	-3.59%
Down 300	20,001	(1,024)	-4.87%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at March 31, 2008 is shown below.  It shows a negative effect on the economic value of equity for all changes in interest rates, except for the down 300 basis points scenario.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$24,687	(39,072)	-61.28%
Up 200	31,189	(32,570)	-51.08%
Up 100	38,165	(25,594)	-40.14%
Base	63,759	-	-%
Down 100	50,464	(13,295)	-20.85%
Down 200	57,361	(6,398)	-10.03%
Down300	68,996	5,237	8.21%

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

LCNB CORP. AND SUBSIDIARIES

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of March 31, 2008, LCNB's disclosure controls and procedures were effective.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings - Not Applicable

Item 1A.  Risk Factors – No material changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period of this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue.  The shares purchased will be held for future corporate purposes.

Under the "Market Repurchase Program" LCNB was originally authorized to  purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through March 31, 2008, 290,444 shares had been purchased under this program.  No shares were purchased during the first quarter, 2008.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception through March 31, 2008.  No shares were purchased during the first quarter, 2008.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders  - Not Applicable

Item 5. Other Information - Not Applicable

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

	Exhibit No.	Title	Page No.
	2	Amended and Restated Affiliation Agreement dated September 24,
2007 by and among LCNB Corp., Lebanon-Citizens National Bank, and Sycamore National Bank – incorporated by reference to Form
S-4A filed on October 22, 2007, Annex A.

	3(i)	Articles of Incorporation – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(i).

	3(ii)	Regulations – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

	10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to
Registrant’s Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).

	10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership
Incentive Plan – incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

	15	Letter regarding unaudited interim financial information.	32

	31.1	Certification of Chief Executive Officer under Section 302 of the
		Sarbanes-Oxley Act of 2002.	33

	31.2	Certification of Chief Financial Officer under Section 302 of the
		Sarbanes-Oxley Act of 2002.	35

	32	Certification of Chief Executive Officer and Chief Financial Officer
		under Section 906 of the Sarbanes-Oxley Act of 2002.	37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 5, 2008

/s/ Stephen P. Wilson

Stephen P. Wilson, CEO &

Chairman of the Board of Directors

May 5, 2008

/s/ Robert C. Haines, II

Robert C. Haines, II, Executive Vice President

and Chief Financial Officer

Exhibit 15

Securities and Exchange Commission

450 Fifth Street, N.W.

Washington, D.C.  20549

Commissioners:

We are aware that our report dated May 2, 2008 on our review of interim financial statements of LCNB Corp. and Subsidiaries (the "Company"), as of and for the three-month periods ended March 31, 2008 and 2007 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the Registration Statement of the Company on Form S-8, filed on March 13, 2003.  Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered part of a registration statement prepared or certified by an independent registered public accounting firm, or a report prepared or certified by an independent registered public accounting firm within the meaning of Sections 7 and 11 of the Act.

/s/ J.D. Cloud & Co. L.L.P.

J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

May 2, 2008

Exhibit 31.1

CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen P. Wilson, Chief Executive Officer of LCNB Corp., certify that:

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

/s/ Stephen P. Wilson
Stephen P. Wilson
Chief Executive Officer
May 2, 2008

Exhibit 31.2

CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Haines, II, Executive Vice President and Chief Financial Officer of LCNB Corp., certify that:

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

/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer
May 2, 2008

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCNB Corp. (the "Company") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Stephen P. Wilson, Chief Executive Officer, and Robert C. Haines, II, Chief Financial Officer, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen P. Wilson	/s/ Robert C. Haines, II
Stephen P. Wilson Chief Executive Officer	Robert C. Haines, II Chief Financial Officer

Date: May 2, 2008