Form 10-Q
period 2008-06-30
LCNB CORP
filed 2008-08-05
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

.                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of August 1, 2008 was 6,687,232 shares.

LCNB CORP. AND SUBSIDIARIES

INDEX

		Page No.
Part I - Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	June 30, 2008 and December 31, 2007	1

	Consolidated Statements of Income -
	Three and Six Months Ended June 30, 2008 and 2007	2

	Consolidated Statements of Comprehensive Income -
	Three and Six Months Ended June 30, 2008 and 2007	3

	Consolidated Statements of Stockholders' Equity -
	Six Months Ended June 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6-21

	Report of Independent Registered Public Accounting Firm	22

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23-34

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	35-36

Item 4.	Controls and Procedures	36

Part II - Other Information

Item 1.	Legal Proceedings	37

Item1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signatures		40

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Cash and due from banks	$17,705	17,498
Federal funds sold and interest-bearing demand deposits	25,803	13,692
Interest-bearing deposits in banks	5,000	-
Total cash and cash equivalents	48,508	31,190

Securities available for sale, at fair value	102,288	87,423
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,000	2,731
Loans, net	443,996	444,419
Premises and equipment, net	14,044	14,205
Goodwill	5,695	5,742
Other intangible assets, net	899	1,165
Bank owned life insurance	11,713	11,452
Other assets	5,267	5,731
TOTAL ASSETS	$635,410	604,058

LIABILITIES:
Deposits –
Noninterest-bearing	$83,369	81,397
Interest-bearing	483,334	454,532
Total deposits	566,703	535,929
Short-term borrowings	1,847	1,459
Long-term debt	5,000	5,000
Accrued interest and other liabilities	4,690	5,142
TOTAL LIABILITIES	578,240	547,530

SHAREHOLDERS’ EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares,
none outstanding	-	-
Common shares – no par value, authorized 8,000,000 shares,
issued 7,445,514 shares at June 30, 2008 and December 31, 2007	11,068	11,068
Surplus	14,776	14,761
Retained earnings	45,263	44,261
Treasury shares at cost, 758,282 shares at June 30, 2008 and
December 31, 2007	(11,737)	(11,737)
Accumulated other comprehensive income (loss), net of taxes	(2,200)	(1,825)
TOTAL SHAREHOLDERS’ EQUITY	57,170	56,528

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$635,410	604,058

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$7,211	6,704	14,735	13,364
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	52	47	78	84
Interest on investment securities –
Taxable	554	545	1,022	1,186
Non-taxable	483	476	929	965
Other short-term investments	164	159	315	184
TOTAL INTEREST INCOME	8,464	7,931	17,079	15,783

INTEREST EXPENSE:
Interest on deposits	3,214	3,292	6,776	6,453
Interest on short-term borrowings	4	14	8	161
Interest on long-term debt	66	66	131	80
TOTAL INTEREST EXPENSE	3,284	3,372	6,915	6,694
NET INTEREST INCOME	5,180	4,559	10,164	9,089
PROVISION FOR LOAN LOSSES	51	23	134	83

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,129	4,536	10,030	9,006

NON-INTEREST INCOME:
Trust income	493	513	978	944
Service charges and fees	1,064	1,018	2,024	1,950
Insurance agency income	444	430	860	836
Bank owned life insurance income	132	119	262	233
Other operating income	31	77	103	140
TOTAL NON-INTEREST INCOME	2,164	2,157	4,227	4,103

NON-INTEREST EXPENSE:
Salaries and wages	2,230	2,021	4,445	4,048
Pension and other employee benefits	584	487	1,202	1,040
Equipment expenses	243	243	475	484
Occupancy expense, net	417	350	819	721
State franchise tax	165	162	331	321
Marketing	109	113	211	209
Intangible amortization	121	157	243	315
Other non-interest expense	1,133	1,027	2,321	2,011
TOTAL NON-INTEREST EXPENSE	5,002	4,560	10,047	9,149
INCOME BEFORE INCOME TAXES	2,291	2,133	4,210	3,960
PROVISION FOR INCOME TAXES	593	536	1,068	965
NET INCOME	$1,698	1,597	3,142	2,995

Dividends declared per common share	$0.16	0.155	0.32	0.31

Earnings per common share:
Basic	$0.25	0.25	0.47	0.47
Diluted	0.25	0.25	0.47	0.47

Average shares outstanding:
Basic	6,687,232	6,360,845	6,687,232	6,368,322
Diluted	6,687,232	6,361,771	6,687,232	6,369,632

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income	1,698	1,597	3,142	2,995

Other comprehensive income (loss):

Net unrealized loss on available-for-sale securities (net of taxes of $525 and $256 for the three months ended June 30, 2008 and 2007, respectively, and net of taxes of $213 and $212 for the six months ended June 30, 2008 and 2007, respectively)	(1,019)	(498)	(414)	(413)

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes $0 for the three and six months ended June 30, 2008, respectively)	(1)	-	(1)	-

Recognition of pension plan net loss (net of taxes of $11 and $1 for the three months ended June 30, 2008 and 2007, respectively, and net of taxes of $21 and $1 for the six months ended June 30, 2008 and 2007, respectively)	21	3	40	3

TOTAL COMPREHENSIVE INCOME	$699	1,102	2,767	2,585

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

						Accumulated
						Other	Total
	Common Shares			Retained	Treasury	Comprehensive	Shareholders’
	Outstanding	Amount	Surplus	Earnings	Shares	Income (Loss)	Equity
Balance January 1, 2008	6,687,232	$11,068	14,761	44,261	(11,737)	(1,825)	56,528
Net income				3,142			3,142
Net unrealized gain on available-for-sale securities, net of tax						(415)	(415)
Change in pension plan unrecognized net loss, net of tax						40	40
Compensation expense relating to stock Options			15				15
Cash dividends declared, $0.32 per share				(2,140)			(2,140)
Balance June 30, 2008	6,687,232	$11,068	14,776	45,263	(11,737)	(2,200)	57,170

Balance January 1, 2007	6,379,636	$10,560	10,577	42,245	(11,242)	(1,141)	50,999
Net income				2,995			2,995
Net unrealized gain on available-for-sale securities, net of tax						(413)	(413)
Change in pension plan unrecognized net loss, net of tax						3	3
Compensation expense relating to stock Options			11				11
Treasury shares purchased	(34,150)				(495)		(495)
Cash dividends declared, $0.31 per share				(1,971)			(1,971)
Balance June 30, 2007	6,345,486	$10,560	10,588	43,269	(11,737)	(1,551)	51,129

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,142	2,995
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization, and accretion	1,119	1,076
Provision for loan losses	134	83
Federal Home Loan Bank stock dividends	(54)	-
Increase in cash surrender value of bank owned life insurance	(262)	(233)
Origination of mortgage loans for sale	(733)	(2,006)
Realized gains from sales of mortgage loans	(7)	(35)
Proceeds from sales of mortgage loans	732	2,018
Compensation expense related to stock options	15	11
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(99)	55
Other assets	(89)	(417)
Other liabilities	(341)	(167)
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,557	3,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of securities available for sale	15,906	17,681
Purchases of securities available for sale	(31,501)	(2,881)
Proceeds from redemption of Federal Home Loan Bank stock	-	1,000
Purchase of Federal Reserve Bank stock	(215)	-
Net (increase) decrease in loans	87	(4,516)
Proceeds from sale of other real estate acquired through foreclosure	877	-
Additions to other real estate acquired through foreclosure	(37)	(2)
Purchases of premises and equipment	(380)	(1,348)
Proceeds from sales of premises and equipment	2	7
NET CASH FLOWS FROM INVESTING ACTIVITIES	(15,261)	9,941

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	30,774	1,231
Net increase (decrease) in short-term borrowings	388	(14,118)
Proceeds from long-term debt	-	5,000
Cash dividends paid	(2,140)	(1,971)
Purchases of treasury shares	-	(495)
NET CASH FLOWS FROM FINANCING ACTIVITIES	29,022	(10,353)

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,318	2,968

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,190	15,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,508	18,473

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$7,011	6,713
Income taxes	1,100	1,214

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

Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2007 Form 10-K filed with the SEC.

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

The change in the carrying amount of goodwill, all of which is related to the Sycamore acquisition, during the six months ended June 30, 2008 is as follows (thousands):

Balance, December 31, 2007	$5,742
Net adjustments	(47)
Balance, June 30, 2008	$5,695

The net adjustments relate primarily to finalization of various liabilities established at the time of the acquisition for certain merger related costs related to severance and personnel related charges, professional fees, contract termination costs, systems conversion, and related charges.

The total liability established at the time of acquisition was approximately $435,000.  The amount utilized during 2007 was approximately $27,000 and an additional $364,000 was utilized during the six months ended June 30, 2008.  The remainder of the liability was adjusted to goodwill during the six month period ended June 30, 2008.

The following information presents the unaudited pro forma results of operations for the three and six months ended June 30, 2007 as though the acquisition had occurred on January 1, 2007.  The pro forma data was derived by combining the historical consolidated financial information of LCNB and Sycamore using the purchase method of accounting for business combinations.  The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2007 or results that may be achieved in the future (in thousands, except per share data):

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 – Acquisitions (continued)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Net interest income	$5,157	10,201
Provision for loan losses	68	173
Net interest income after provision for loan losses	5,089	10,028
Non-interest income	2,206	4,194
Non-interest expense	5,103	10,204
Income before income taxes	2,192	4,018
Provision for income taxes	557	985
Net income	$1,635	3,033
Basic earnings per share	$0.24	0.44
Diluted earnings per share	$0.24	0.44

Note 3 - Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows (in thousands, except share and per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$1,698	1,597	3,142	2,995

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,360,845	6,687,232	6,368,322

Add dilutive effect of stock options	-	926	-	1,310

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,687,232	6,361,771	6,687,232	6,369,632

Basic earnings per common share	$0.25	0.25	0.47	0.47

Diluted earnings per common share	$0.25	0.25	0.47	0.47

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency notes	$19,310	31	346	18,995
U.S. Agency mortgage-backed securities	26,367	8	485	25,890
Municipal securities:
Non-taxable	52,307	474	288	52,493
Taxable	4,415	10	23	4,402
Other debt securities	511	-	16	495
Marketable equity securities	16	-	3	13
	$102,926	523	1,161	102,288

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Agency notes	$14,092	32	21	14,103
U.S. Agency mortgage-backed securities	22,697	53	284	22,466
Municipal securities:
Non-taxable	45,500	290	98	45,692
Taxable	5,128	49	34	5,143
Marketable equity securities	15	4	-	19
	$87,432	428	437	87,423

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 - Investment Securities (continued)

Information concerning securities with gross unrealized losses at June 30, 2008, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency notes	$12,770	346	-	-
U.S. Agency mortgage- backed securities	18,397	318	5,661	167
Municipal securities:
Non-taxable	15,961	287	959	1
Taxable	-	-	1,317	23
Other debt securities	495	16	-	-
Marketable equity securities	13	3	-	-
	$47,636	970	7,937	191

The unrealized losses are primarily due to increases in market interest rates.  Unrealized losses on securities at June 30, 2008 have not been recognized into income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 - Loans

Major classifications of loans at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30,	December 31,
	2008	2007

Commercial and industrial	$39,097	37,325
Commercial, secured by real estate	164,452	159,384
Residential real estate	190,971	193,920
Consumer	37,934	43,410
Agricultural	3,701	2,707
Other loans, including deposit overdrafts	9,394	9,114
	445,549	445,860
Deferred net origination costs	915	1,027
	446,464	446,887
Less allowance for loan losses	2,468	2,468
Loans, net	$443,996	444,419

Changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Balance, beginning of period	$2,468	2,050
Provision for loan losses	134	83
Charge-offs	(363)	(271)
Recoveries	229	188
Balance, end of period	$2,468	2,050

Charge-offs for the six months ended June 30, 2008 and 2007 consisted primarily of consumer loans and checking and NOW account overdrafts.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 - Loans (continued)

Non-accrual, past-due, and restructured loans as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Non-accrual loans	$2,547	120
Past-due 90 days or more and still accruing	173	247
Restructured loans	23	2,222
Total	$2,743	2,589

Non-accrual loans at June 30, 2008 consisted primarily of a commercial real estate loan that had been classified as restructured at December 31, 2007.  The balance of this loan at June 30, 2008 and December 31, 2007 was $2,196,000 and $2,198,000, respectively.    It was classified as restructured at December 31, 2007 because of LCNB’s agreement during the second quarter 2007 to accept interest only payments monthly for a period of one year, pending the sale of the underlying real estate collateral.  The loan was  classified as non-accrual at June 30, 2008 because the collateral property remained unsold after being on the market for approximately one year and because the borrower does not have the financial ability to make payments according to the original loan terms.  The borrower is continuing efforts to sell the property.

The remaining balance of non-accrual loans at June 30, 2008 and all non-accrual loans at December 31, 2007 consisted of real estate mortgage loans.  Loans past-due 90 days or more and still accruing interest at June 30, 2008 and December 31, 2007 consisted of consumer and residential mortgage loans.

In addition to the commercial real estate loan described above, restructured loans at December 31, 2007 consisted of a matured home equity line of credit currently being paid under a forbearance agreement.  This home equity line of credit was the only loan classified as restructured at June 30, 2008.

Real estate acquired through foreclosure, which is included in “other assets” in the consolidated balance sheets, was $853,000 at December 31, 2007 and consisted of two single-family residential homes, both of which were sold during the first half of 2008.  LCNB did not have any real estate acquired at June 30, 2008.

Loans sold to and serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at June 30, 2008 and December 31, 2007 were $39,601,000 and $43,005,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three and six months ended June 30, 2008 totaled $90,000 and $733,000, respectively, and $1,364,000 and $2,006,000 during the three and six months ended June 30, 2007, respectively.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 - Fair Value Measurements

LCNB adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” on January 1, 2008.  SFAS No. 159 permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value will be recorded in earnings.  LCNB has not selected any financial instruments for the fair value option as of June 30, 2008.

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

All of LCNB’s financial debt securities are classified as available-for-sale as described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.  Fair value for U.S. Treasury Notes is determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated using rates observed in the market (level 2).  The following table summarizes the valuation of LCNB’s available-for-sale securities by the input levels defined by SFAS No. 157 as of June 30, 2008 (thousands):

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 – Fair Value Measurements (continued)

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements 6/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$102,288	-	101,793	495

Assets that may be recorded at fair value on a nonrecurring basis include impaired loans and real estate acquired through foreclosure.  A loan is considered impaired when management believes it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent, if this value is less than the loan balance.  When the fair value of the collateral is based on an observable market price or current appraised value, the valuation is considered a level 2 fair value.  When an appraised value is not available and there is not an observable market price, the resulting valuation is considered a level 3 fair value.  The table below presents LCNB’s impaired loans measured at fair value on a nonrecurring basis as of June  30, 2008 by the level in the fair value hierarchy within which those measurements fall (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements 6/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,189	-	-	2,189

Real estate acquired through foreclosure is adjusted to fair value upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  A valuation based on current appraised value is considered a level 2 fair value.  LCNB did not have real estate acquired at June 30, 2008.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 7 – Borrowings

LCNB has a $5 million advance from the Federal Home Loan Bank of Cincinnati.  It was obtained in March, 2007 and has a term of ten years.  Interest is payable monthly at a fixed rate of 5.25%.  The loan is secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans.

At June 30, 2008 and December 31, 2007, short-term borrowings consisted of U.S. Treasury demand note borrowings totaling $1,847,000 and $1,459,000, respectively.  The interest rate on the U.S. Treasury demand note borrowings is variable and was 1.87% and 3.59% at June 30, 2008 and December 31, 2007, respectively.

Note 8 – Regulatory Capital

The Bank and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 – Regulatory Capital (continued)

	At	At
	June 30,	December 31,
	2008	2007

Regulatory Capital:
Shareholders' equity	$57,170	56,528
Goodwill and other intangibles	(6,468)	(6,746)
Accumulated other comprehensive loss	2,200	1,825
Tier 1 risk-based capital	52,902	51,607

Eligible allowance for loan losses	2,468	2,468
Total risk-based capital	$55,370	54,075

Capital ratios:
Total risk-based (required 8.00%)	12.57%	12.51%
Tier 1 risk-based (required 4.00%)	12.01%	11.94%
Leverage (required 3.00%)	8.48%	9.22%

Note 9 - Commitments and Contingent Liabilities

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2008 and December 31, 2007 were as follows (in thousands):

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 9 – Commitments and Contingent Liabilities (continued)

	June 30,	December 31,
	2008	2007
Commitments to extend credit:
Fixed rate	$3,480	602
Adjustable rate	3,715	40
Unused lines of credit:
Fixed rate	2,871	5,078
Adjustable rate	64,808	74,298
Unused overdraft protection amounts on
Demand and NOW accounts	10,540	9,853
Standby letters of credit	7,970	8,404
	$93,384	98,275

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At June 30, 2008 and December 31, 2007, outstanding guarantees of $1.6 million and $2.1 million, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at June 30, 2008 and December 31, 2007 was approximately $6.3 million.  The agreement has a final maturity date of January, 2012.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Material commitments for capital expenditures outstanding as of June 30, 2008 totaled approximately $780,000 and related primarily to the construction of a new branch facility in Centerville, Ohio.  It also includes information technology upgrades and purchases of furniture and equipment.

Management believes that LCNB has sufficient liquidity to fund its lending and capital expenditure commitments.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 9 – Commitments and Contingent Liabilities (continued)

LCNB and its subsidiaries are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

Note 10 - Stock Options

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.  As of June 30, 2008, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at June 30, 2008 were as follows:

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date
$13.09	11,056	$13.09	11,056	$13.09	-	Feb, 2013
17.66	8,108	17.66	6,486	17.66	-	Jan, 2014
18.95	7,934	18.95	3,174	18.95	-	Jan, 2016
17.88	8,116	17.88	1,623	17.88	-	Feb, 2017
12.55	13,918	12.55	-	-	-	Feb, 2018
	49,132	15.43	22,339	15.60	-

The following table summarizes stock option activity for the periods indicated:

	Six Months ended June 30,
	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	35,214	$16.57	27,098	$16.17
Granted	13,918	12.55	8,116	17.88
Exercised	-	-	-	-
Outstanding, June 30,	49,132	$15.43	35,214	$16.57
Exercisable, June 30,	22,339	$15.60	15,297	$15.15

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Stock Options (continued)

At June 30, 2008, the aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at that date and that were “in the money” (market price greater than exercise price) was not applicable, since no options were in the money.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

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

Total expense related to options included in salaries and wages in the consolidated statements of income for the three and six months ended June 30, 2008 were $7,000 and $15,000, respectively and $6,000 and $11,000 for the three and six months ended June 30, 2007, respectively.

Note 11 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees.  The components of net periodic pension cost for the three and six months ended June 30, 2008 and 2007 are summarized as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service cost	$186	171	373	341
Interest cost	140	96	280	191
Expected return on plan assets	(133)	(105)	(264)	(209)
Amortization of net loss	32	2	61	4
Net periodic pension cost	225	164	450	327

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expected to contribute $1,100,000 to its pension plan in 2008.  As of June 30, 2008, no contributions have been made.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 11 – Employee Benefits (continued)

At June 30, 2008, accumulated other comprehensive income included $1,779,000, net of tax, of unrecognized net actuarial loss.

Note 12 – Recent Accounting Pronouncements

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), was issued in December 2007 and replaces SFAS No. 141, “Business Combinations.”  It applies to all transactions or other events in which an entity obtains control over one or more businesses. SFAS No. 141R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting, previously called the purchase method of accounting, be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date.  This fair value approach replaces SFAS No. 141’s cost-allocation process, which required that the cost of an acquisition be allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  Any noncontrolling interests in the acquiree are also required to be measured at fair value.  SFAS No. 141R requires acquirers to expense direct acquisition-related costs as incurred.  SFAS No. 141 required that such costs be added to the cost of the acquisition.  This statement makes significant changes to other accounting practices for business combinations, including but not limited to accounting for step acquisitions, accounting for contingent liabilities arising from a business combination, accounting for research and development assets acquired in a business combination, and accounting for deferred taxes acquired in a business combination.  SFAS No. 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  LCNB will be required to apply SFAS No. 141R for any business combinations with an acquisition date on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” was issued in December 2007 and amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.”  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest, also called minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  This statement is to be applied prospectively as of the beginning of the fiscal year beginning on or after December 15, 2008.  Early adoption is prohibited.  LCNB owns 100% of its subsidiaries and is not affected by SFAS No. 160.

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 12 – Recent Accounting Pronouncements (continued)

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” was issued in May, 2008.  It identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Management does not expect that the adoption of SFAS No. 162 will have a material effect on LCNB’s consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2 in February 2008.  It delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The new effective date for such assets and liabilities is deferred to fiscal years beginning after November 15, 2008.

FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1) was issued in June 2008.  It clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF -3-6-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1.  Management does not believe that the adoption of FSP EITF 03-6-1 will have a material effect on LCNB’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of June 30, 2008, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2008 and 2007, and the related consolidated statements of shareholders’ equity and cash flows for each of the six-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company's management.

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

August 4, 2008

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

The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $343,000 of core deposit intangibles and goodwill, as adjusted during the first half of 2008, of $5,695,000.  The goodwill represents the excess of the purchase price over the fair value of identifiable net assets, including the core deposit intangible.  The core deposit intangible is being amortized on a straight-line basis over 6 years.  Goodwill is not amortized, but is instead subject to an annual review for impairment.  Sycamore’s results of operations are included in the consolidated financial results of LCNB from the acquisition date.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Results of Operations

LCNB earned $1,698,000 or $0.25 basic and diluted earnings per share for the three months ended June 30, 2008, compared to $1,597,000 or $0.25 basic and diluted earnings per share for the three months ended June 30, 2007.  The return on average assets (ROAA) for the second quarter, 2008 was 1.08% and the return on average equity (ROAE) was 11.71%, compared with an ROAA of 1.18% and an ROAE of 12.35% for the second quarter of 2007.

LCNB earned $3,142,000 or $0.47 basic and diluted earnings per share during the first six months of 2008 compared to $2,995,000 or $0.47 basic and diluted earnings per share for the first six months of 2007.  The ROAA and ROAE for the first six months of 2008 were 1.02% and 10.91%, respectively.  The comparable ratios for the first six months of 2007 were 1.11% and 11.69%, respectively.

The increase in net income for each of the three and six months periods ended June 30, 2008 compared to 2007 was primarily attributed to an increase in net interest income, partially offset by an increase in non-interest expense.  Net interest income during 2008 was significantly influenced by the loans and deposits acquired from Sycamore.  Non-interest expenses during 2008 were influenced by the addition of the two offices acquired through the Sycamore acquisition and the opening of a new office in Oakwood, Ohio in May 2007.

While not immune from the effects of weakening economic conditions, LCNB’s earnings reflect continued relatively strong asset quality resulting from responsible underwriting and lending practices.  Consequently, net charge-offs for the first half of 2008 and 2007 totaled $134,000 and $83,000, respectively.  Classified loans (non-accrual, past due 90 days or more and still accruing interest, and restructured loans) totaled $2,743,000 or 0.61% of total loans at June 30, 2008, compared to $2,589,000 or 0.58% of total loans at December 31, 2007.

Net Interest Income

Three Months Ended June 30, 2008 vs. 2007.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2008 and 2007, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Three Months Ended June 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$448,092	$7,211	6.45%	$390,468	$6,704	6.89%
Federal funds sold and interest- bearing demand deposits	29,025	151	2.09%	11,862	159	5.38%
Interest-bearing deposits in banks	2,198	13	2.37%	-	-	-%
Federal Reserve Bank stock	890	24	10.82%	648	19	11.76%
Federal Home Loan Bank stock	2,036	28	5.52%	1,685	28	6.67%
Investment securities:
Taxable	49,541	554	4.49%	50,226	545	4.35%
Non-taxable (2)	48,750	732	6.02%	47,489	721	6.09%
Total earnings assets	580,532	8,713	6.02%	502,378	8,176	6.53%
Non-earning assets	50,929			43,348
Allowance for loan losses	(2,477)			(2,055)
Total assets	$628,984			$543,671

Interest-bearing deposits	$477,268	3,214	2.70%	$402,689	3,292	3.28%
Short-term borrowings	927	4	1.73%	1,090	14	5.15%
Long-term debt	5,000	66	5.29%	5,000	66	5.29%
Total interest-bearing liabilities	483,195	3,284	2.73%	408,779	3,372	3.31%
Demand deposits	83,084			80,038
Other liabilities	4,500			3,014
Capital	58,205			51,840
Total liabilities and capital	$628,984			$543,671

Net interest rate spread (3)			3.29%			3.22%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$5,429	3.75%		$4,804	3.84%

Ratio of interest-earning assets to interest-bearing liabilities	120.14%			122.90%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2008 as compared to the same period in 2007.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30, 2008 vs. 2007
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$946	(439)	507
Federal funds sold and interest-bearing demand deposits	131	(139)	(8)
Interest-bearing deposits in banks	13	-	13
Federal Reserve Bank stock	7	(2)	5
Federal Home Loan Bank stock	5	(5)	-
Investment securities:
Taxable	(8)	17	9
Nontaxable	19	(8)	11
Total interest income	1,113	(576)	537

Interest-bearing Liabilities:
Deposits	555	(633)	(78)
Short-term borrowings	(2)	(8)	(10)
Long-term debt	-	-	-
Total interest expense	553	(641)	(88)
Net interest income	$560	65	625

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2008 totaled $5,429,000, an increase of $625,000 from the comparable period in 2007.  Total interest income increased $537,000 and total interest expense decreased $88,000.

The increase in total interest income was due to a $78.2 million increase in average earning assets, partially offset by a 51 basis point (one basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in interest earning assets was primarily due to a $57.6 million increase in average loans, a $17.2 million increase in federal funds sold and interest-bearing demand deposits, and a $2.2 million increase in interest-bearing deposits in banks.  Most of the loan growth was in commercial and residential real estate loans, primarily resulting from the Sycamore acquisition.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

The decrease in total interest expense was primarily due to a 58 basis point decrease in the average rate paid, partially offset by a $74.4 million increase in average interest-bearing liabilities.  The decrease in the average rate paid on interest-bearing liabilities was primarily due to general decreases in market interest rates.  The increase in average interest-bearing liabilities was due to average interest-bearing deposits, which increased $74.6 million primarily due to deposits obtained through the Sycamore acquisition and secondarily through organic growth in deposits.

Six Months Ended June 30, 2008 vs. 2007.

The following table presents, for the six months ended June 30, 2008 and 2007, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Six Months Ended June 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$447,003	$14,735	6.63%	$390,430	$13,364	6.90%
Federal funds sold and interest- bearing demand deposits	24,270	302	2.50%	6,920	184	5.36%
Interest-bearing deposits in banks	1,099	13	2.38%	-	-	-%
Federal Reserve Bank stock	806	24	5.99%	647	19	5.92%
Federal Home Loan Bank stock	2,023	54	5.37%	2,011	65	6.52%
Investment securities:
Taxable	45,423	1,022	4.52%	53,489	1,186	4.47%
Non-taxable (2)	46,847	1,408	6.04%	48,385	1,462	6.09%
Total earnings assets	567,471	17,558	6.22%	501,882	16,280	6.54%
Non-earning assets	52,115			44,354
Allowance for loan losses	(2,472)			(2,056)
Total assets	$617,114			$544,180

Interest-bearing deposits	$466,940	6,776	2.92%	$400,942	6,453	3.25%
Short-term borrowings	726	8	2.22%	5,931	161	5.47%
Long-term debt	5,000	131	5.27%	3,066	80	5.26%
Total interest-bearing liabilities	472,666	6,915	2.94%	409,939	6,694	3.29%
Demand deposits	81,978			79,531
Other liabilities	4,546			3,068
Capital	57,924			51,642
Total liabilities and capital	$617,114			$544,180

Net interest rate spread (3)			3.28%			3.25%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$10,643	3.77%		$9,586	3.85%

Ratio of interest-earning assets to interest-bearing liabilities	120.06%			122.43%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2008 as compared to the same period in 2007.

	Six Months Ended
	June 30, 2008 vs. 2007
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,879	(508)	1,371
Federal funds sold and interest-bearing demand deposits	259	(141)	118
Interest-bearing deposits in banks	13	-	13
Federal Reserve Bank stock	5	-	5
Federal Home Loan Bank stock	-	(11)	(11)
Investment securities:
Taxable	(181)	17	(164)
Nontaxable	(46)	(8)	(54)
Total interest income	1,929	(651)	1,278

Interest-bearing Liabilities:
Deposits	997	(674)	323
Short-term borrowings	(91)	(62)	(153)
Long-term debt	51	-	51
Total interest expense	957	(736)	221
Net interest income	$972	85	1,057

Net interest income on a fully tax-equivalent basis for the first half of 2008 totaled $10,643,000, a $1,057,000 increase from the first half of 2007.  Total interest income increased $1,278,000 and was partially offset by an increase in total interest expense of $221,000.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest income was primarily due to $65.6 million increase in average total earning assets, partially offset by a 32 basis point decrease in the average rate earned on earning assets.  The increase in average earning assets was primarily due to a $56.6 million increase in average loans and a $17.4 million increase in average federal funds sold and interest-bearing demand deposits, partially offset by a $9.6 million decrease in average investment securities.  Most of the loan growth was in commercial and residential real estate loans, primarily resulting from the Sycamore acquisition.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

The increase in total interest expense was due primarily to a $62.7 million increase in average interest-bearing liabilities, partially offset by a 35 basis point decrease in the average rate paid on interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to a $66.0 million increase in average interest-bearing deposits largely due to deposits acquired from the Sycamore acquisition.  This increase was partially offset by a $5.2 million decrease in average short-term borrowings.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended June 30, 2008 and 2007 was $51,000 and $23,000, respectively, and $134,000 and $83,000 for the six months ended June 30, 2008 and 2007, respectively.

Non -Interest Income

Three Months Ended June 30, 2008 vs. 2007.

Non-interest income for the second quarter of 2008 was $7,000 greater than for the same period in 2007.  Service charges and fees increased approximately $46,000, insurance agency income increased $14,000, and bank owned life insurance income increased $13,000.  These increases were largely offset by a $20,000 decrease in trust income and a $47,000 decrease in other operating income.  Service charges and fees increased primarily due to increases in checkcard income, partially offset by a decrease in overdraft fees.  Checkcard income grew because a greater number of cards were outstanding, partially due to the Sycamore acquisition, and because of the increasing popularity of checkcards as a retail payment method.  Trust income decreased partially due to the absence of executor fees received during the second quarter 2007 and partially due to a general market related decrease in the fair value of trust assets serviced, upon which fees are based.  These decreases were partially offset by fee adjustments that became effective on July 1, 2007.  Other operating income decreased largely because gains from the sale of residential real estate mortgage loans decreased $22,000 due to the decreased volume of loans sold during 2008.  Loan sales during the second quarter, 2008 totaled $90,000, compared to $1,364,000 of loans sold during the second quarter, 2007.  Also contributing to the decrease in other operating income was a $10,000 loss on the sale of real estate acquired through foreclosure.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Six Months Ended June 30, 2008 vs. 2007.

Non-interest income for the first half of 2008 was $124,000 greater than for the same period in 2007.  Service charges and fees increased $74,000 for substantially the same reasons discussed above.   Trust income for the first half of 2008 increased $34,000 due to estate fees received during the first quarter, 2008 and fee adjustments that became effective on July 1, 2007.  In addition, insurance agency income for the first half of 2008 was $24,000 greater than the comparable period in 2007 and bank owned life insurance income was $29,000 greater.  Partially offsetting these increases was a $38,000 decrease in other operating income, largely due to a $27,000 decrease in gains from loans sold for substantially the same reasons discussed above.  Also contributing the decrease in other operating income was the previously discussed $10,000 loss on the sale of real estate acquired through foreclosure.

Non-Interest Expense

Three Months Ended June 30, 2008 vs. 2007.

Total non-interest expense increased $442,000 during the second quarter, 2008 as compared to the second quarter, 2007 primarily due to a $209,000 increase in salaries and wages, a $97,000 increase in pension and other employee benefits, a $67,000 increase in occupancy expense, and a $106,000 increase in other non-interest expense.  Salaries and wages and pension and other employee benefits increased primarily due to additional employees and routine salary and wage increases.  Occupancy expense increased due to increased maintenance costs and to an increase in the number of branch locations, specifically the two offices acquired from Sycamore and a new office located in Oakwood, Ohio that opened in May, 2007.  Other non-interest expense increased primarily due to increases in computer costs, telephone expense, office supplies expense, professional fees, and numerous smaller increases in other miscellaneous expense accounts.

These expense increases were slightly offset by a $36,000 decrease in intangible amortization, primarily due to the amortization in full during 2007 of an intangible asset related to the purchase of three offices from another bank in 1997.  This decrease was partially offset by amortization of the core deposit intangible resulting from the Sycamore acquisition in December, 2007.

Six Months Ended June 30, 2008 vs. 2007.

Total non-interest expense increased $898,000 during the first half, 2008 as compared to the first half of 2007 primarily due to a $397,000 increase in salaries and wages, a $162,000 increase in pension and other employee benefits, a $98,000 increase in occupancy expenses, and a $310,000 increase in other non-interest expense.  These increases were partially offset by a $72,000 decrease in intangible amortization. These increases and decreases were for substantially the same reasons discussed above.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Income Taxes

LCNB’s effective tax rates for the six months ended June 30, 2008 and 2007 were 25.4% and 24.4%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition

Total assets increased $31.4 million during the first half of 2008, primarily funded by a $30.8 million increase in total deposits.  During this period, loans remained relatively stable, decreasing $0.4 million.  Unable to invest the additional deposits in loan growth, management increased LCNB’s investments in securities available for sale, interest-bearing deposits in banks, and federal funds sold and interest-bearing demand deposits.  Investment securities increased $14.9 million, interest-bearing deposits in banks increased $5.0 million, and federal funds sold and interest-bearing demand deposits increased $12.1 million.

Of the $30.8 million increase in total deposits, approximately $18.9 million of the increase was due to increases in public fund deposits by local governmental entities, caused in part by a temporary increase relating to the receipt of tax payments.  LCNB has also been receiving a higher than normal volume of deposits withdrawn from other banks.  These deposits may prove volatile when the economy recovers.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  At June 30, 2008, LCNB’s liquid assets amounted to $150.8 million or 23.7% of total assets, an increase from $118.6 million or 19.6% at December 31, 2007.  Liquid assets increased due to increases in securities available for sale, federal funds sold and interest-bearing demand deposits, and interest-bearing deposits in banks.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 77.6% of total deposits at June 30, 2008 were “core” deposits, a decrease from 79.4% at December 31, 2007.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” was issued in May, 2008.  It identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Management does not expect that the adoption of SFAS No. 162 will have a material effect on LCNB’s consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2 in February 2008.  It delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The new effective date for such assets and liabilities is deferred to fiscal years beginning after November 15, 2008.

FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1) was issued in June 2008.  It clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF -3-6-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1.  Management does not believe that the adoption of FSP EITF 03-6-1 will have a material effect on LCNB’s consolidated financial statements.

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

The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2008 IRSA indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in Net Interest Income	% Change in Net Interest Income
	(Dollars in thousands)
Up 300	$23,306	1,911	8.93%
Up 200	22,726	1,331	6.22%
Up 100	22,089	694	3.24%
Base	21,395	-	-%
Down 100	20,687	(708)	-3.31%
Down 200	20,744	(651)	-3.04%
Down 300	21,089	(306)	-1.43%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2008 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  . The changes in EVE for the up and down 100 and 200 rate assumptions are within LCNB’s acceptable ranges.  The changes in EVE for up and down 300 basis points are slightly outside LCNB’s policy range of a 25% change, but management has determined the changes are acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$45,015	(16,612)	-26.96%
Up 200	49,647	(11,980)	-19.44%
Up 100	56,035	(5,592)	-9.07%
Base	61,627	-	-%
Down 100	66,220	4,593	7.45%
Down 200	70,717	9,090	14.75%
Down300	78,578	16,951	27.51%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of June 30, 2008, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 1.     Legal Proceedings – Not Applicable

Item 1A.  Risk Factors – No material changes

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the period of this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

During the period covered by this report, LCNB did not purchase any shares of its equity securities.

Item 3.     Defaults Upon Senior Securities – Not Applicable

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of the shareholders of LCNB Corp. was held on April 8, 2008.

One item was voted on by the shareholders of LCNB:  Election of three Class III directors for a three-year term and one Class II director for a two-year term.

The following nominees were elected as Class III directors by the votes indicated:

Director	For	Withheld
Rick L. Blossom	5,629,994	180,973
William H. Kaufman	5,494,501	316,466
George L. Leasure	5,641,818	169,149

The following nominee was elected as a Class II director:

Director	For	Withheld
Steve P. Foster	5,502,101	308,866

The following Class I and II members of the Board of Directors have terms expiring in

2009 and 2010, respectively:

Class I:     David S. Beckett, Spencer S. Cropper, Stephen P. Wilson

Class II:   Joseph W. Schwarz, Kathleen Porter Stolle

Item 5. Other Information – Not Applicable

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit No.	Title	Page No.
2	Amended and Restated Affiliation Agreement dated September 24,
2007 by and among LCNB Corp., Lebanon-Citizens National Bank, and Sycamore National Bank – incorporated by reference to Form S-4A filed on October 22, 2007, Annex A.

3(i)	Articles of Incorporation – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(i).

3(ii)	Regulations – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to
Registrant’s Form DEF 14A Proxy Statement pursuant to Section
14(a), dated March 15, 2002, Exhibit A (000-26121).

10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership
Incentive Plan – incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

15	Letter regarding unaudited interim financial information.	41

31.1	Certification of Chief Executive Officer under Section 302 of the
	Sarbanes-Oxley Act of 2002.	42

31.2	Certification of Chief Financial Officer under Section 302 of the
	Sarbanes-Oxley Act of 2002.	44

32	Certification of Chief Financial Officer and Chief Financial Officer
	under Section 906 of the Sarbanes-Oxley Act of 2002.	46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 4, 2008

/s/ Stephen P. Wilson

Stephen P. Wilson, CEO &

Chairman of the Board of Directors

August 4, 2008

/s/Robert C. Haines, II

Robert C. Haines, II, Executive Vice President

and Chief Financial Officer

Exhibit 15

Securities and Exchange Commission

450 Fifth Street, N.W.

Washington, D.C.  20549

Commissioners:

We are aware that our report dated August 4, 2008 on our review of interim financial statements of LCNB Corp. and Subsidiaries (the "Company"), as of and for the three-month and six-month periods ended June 30, 2008 and 2007 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the Registration Statement of the Company on Form S-8, filed on March 13, 2003.  Pursuant to Rule 436 under the Securities Act of 1933 (the “Act”), such report is not considered part of a registration statement prepared or certified by an independent registered public accounting firm, or a report prepared or certified by an independent registered public accounting firm within the meaning of Sections 7 and 11 of the Act.

/s/ J.D. Cloud & Co. L.L.P.

J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

August 4, 2008

Exhibit 31.1

CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen P. Wilson, Chief Executive Officer of LCNB Corp., certify that:

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

/s/ Stephen P. Wilson
Stephen P. Wilson
Chief Executive Officer
August 4, 2008

Exhibit 31.2

CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Haines, II, Executive Vice President and Chief Financial Officer of LCNB Corp., certify that:

1)

I have reviewed this annual report on Form 10-Q of LCNB Corp.;

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

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer
August 4, 2008

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCNB Corp. (the "Company") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Stephen P. Wilson, Chief Executive Officer, and Robert C. Haines, II, Chief Financial Officer, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

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

Date:  August 4, 2008