Form 10-Q
period 2008-09-30
LCNB CORP
filed 2008-11-03
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

 (      )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  _______________

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

                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of October 31, 2008 was 6,687,232 shares.

LCNB CORP. AND SUBSIDIARIES

INDEX

		Page No.
Part I - Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	September 30, 2008 and December 31, 2007	1

	Consolidated Statements of Income -
	Three and Nine Months Ended September 30, 2008 and 2007	2

	Consolidated Statements of Comprehensive Income -
	Three and Nine Months Ended September 30, 2008 and 2007	3

	Consolidated Statements of Stockholders' Equity -
	Nine Months Ended September 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6-21

	Report of Independent Registered Public Accounting Firm	22

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23-34

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	35-36

Item 4.	Controls and Procedures	36

Part II - Other Information

Item 1.	Legal Proceedings	37

Item1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		39

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Cash and due from banks	$19,880	17,498
Federal funds sold and interest-bearing demand deposits	20,719	13,692
Total cash and cash equivalents	40,599	31,190

Securities available for sale, at fair value	136,610	87,423
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,028	2,731
Loans, net	447,693	444,419
Premises and equipment, net	14,607	14,205
Goodwill	5,695	5,742
Other intangible assets, net	844	1,165
Bank owned life insurance	11,849	11,452
Other assets	5,639	5,731
TOTAL ASSETS	$666,564	604,058

LIABILITIES:
Deposits –
Noninterest-bearing	$84,070	81,397
Interest-bearing	512,117	454,532
Total deposits	596,187	535,929
Short-term borrowings	1,645	1,459
Long-term debt	5,000	5,000
Accrued interest and other liabilities	5,149	5,142
TOTAL LIABILITIES	607,981	547,530

SHAREHOLDERS’ EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares,
none outstanding	-	-
Common shares – no par value, authorized 8,000,000 shares, issued
7,445,514 shares at September 30, 2008 and December 31, 2007	11,068	11,068
Surplus	14,784	14,761
Retained earnings	45,987	44,261
Treasury shares at cost, 758,282 shares at September 30, 2008 and
December 31, 2007	(11,737)	(11,737)
Accumulated other comprehensive income (loss), net of taxes	(1,519)	(1,825)
TOTAL SHAREHOLDERS’ EQUITY	58,583	56,528

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$666,564	604,058

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$7,115	6,732	21,850	20,096
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	28	27	106	111
Interest on investment securities –
Taxable	784	533	1,806	1,719
Non-taxable	530	452	1,459	1,417
Other short-term investments	151	176	466	360
TOTAL INTEREST INCOME	8,608	7,920	25,687	23,703

INTEREST EXPENSE:
Interest on deposits	3,220	3,455	9,996	9,908
Interest on short-term borrowings	4	11	12	172
Interest on long-term debt	66	66	197	146
TOTAL INTEREST EXPENSE	3,290	3,532	10,205	10,226
NET INTEREST INCOME	5,318	4,388	15,482	13,477
PROVISION FOR LOAN LOSSES	188	75	322	158

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,130	4,313	15,160	13,319

NON-INTEREST INCOME:
Trust income	443	472	1,421	1,416
Service charges and fees	1,169	1,081	3,193	3,031
Insurance agency income	421	392	1,281	1,228
Bank owned life insurance income	135	118	397	351
Other operating income	35	54	138	194
TOTAL NON-INTEREST INCOME	2,203	2,117	6,430	6,220

NON-INTEREST EXPENSE:
Salaries and wages	2,259	2,027	6,704	6,075
Pension and other employee benefits	601	536	1,803	1,576
Equipment expenses	243	274	718	758
Occupancy expense, net	416	426	1,235	1,147
State franchise tax	158	155	489	476
Marketing	119	108	330	317
Intangible amortization	44	151	287	466
Other non-interest expense	1,088	951	3,409	2,962
TOTAL NON-INTEREST EXPENSE	4,928	4,628	14,975	13,777
INCOME BEFORE INCOME TAXES	2,405	1,802	6,615	5,762
PROVISION FOR INCOME TAXES	611	432	1,679	1,397
NET INCOME	$1,794	1,370	4,936	4,365

Dividends declared per common share	$0.16	0.155	0.48	0.465

Earnings per common share:
Basic	$0.27	0.22	0.74	0.69
Diluted	0.27	0.22	0.74	0.69

Average shares outstanding:
Basic	6,687,232	6,345,486	6,687,232	6,360,654
Diluted	6,687,232	6,345,615	6,687,232	6,361,415

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income	1,794	1,370	4,936	4,365

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $340 and $312 for the three months ended September 30, 2008 and 2007, respectively, and net of taxes of $127 and $100 for the nine months ended September 30, 2008 and 2007, respectively)	661	607	246	194

Recognition of pension plan net actuarial loss (net of taxes of $10 and $1 for the three months ended September 30, 2008 and 2007, respectively, and net of taxes of $31 and $2 for the nine months ended September 30, 2008 and 2007, respectively)	20	1	60	4

TOTAL COMPREHENSIVE INCOME	$2,475	1,978	5,242	4,563

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

						Accumulated
						Other	Total
	Common Shares			Retained	Treasury	Comprehensive	Shareholders’
	Outstanding	Amount	Surplus	Earnings	Shares	Income (Loss)	Equity
Balance January 1, 2008	6,687,232	$11,068	14,761	44,261	(11,737)	(1,825)	56,528
Net income				4,936			4,936
Net unrealized gain on available-for-sale securities, net of tax						246	246
Change in pension plan unrecognized net loss, net of tax						60	60
Compensation expense relating to stock options			23				23
Cash dividends declared, $0.48 per share				(3,210)			(3,210)
Balance September 30, 2008	6,687,232	$11,068	14,784	45,987	(11,737)	(1,519)	58,583

Balance January 1, 2007	6,379,636	$10,560	10,577	42,245	(11,242)	(1,141)	50,999
Net income				4,365			4,365
Net unrealized gain on available-for-sale securities, net of tax						194	194
Change in pension plan unrecognized net loss, net of tax						4	4
Compensation expense relating to stock Options			18				18
Treasury shares purchased	(34,150)				(495)		(495)
Cash dividends declared, $0.465 per share				(2,955)			(2,955)
Balance September 30, 2007	6,345,486	$10,560	10,595	43,655	(11,737)	(943)	52,130

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,936	4,365
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization, and accretion	1,593	1,640
Provision for loan losses	322	158
Federal Home Loan Bank stock dividends	(82)	-
Bank-owned life insurance income	(397)	(351)
Realized loss (gain) on sale of premises and equipment	(3)	(6)
Mortgage loans originated for sale	(814)	(2,517)
Realized gains from sales of mortgage loans	(9)	(42)
Proceeds from sales of mortgage loans	814	2,532
Compensation expense related to stock options	23	18
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(730)	(255)
Other assets	(178)	525
Other liabilities	148	(695)
NET CASH FLOWS FROM OPERATING ACTIVITIES	5,623	5,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of securities available for sale	24,780	27,842
Purchases of securities available for sale	(73,742)	(7,629)
Proceeds from redemption of Federal Home Loan Bank stock	-	1,000
Purchase of Federal Reserve Bank stock	(215)	-
Net (increase) decrease in loans	(3,886)	(6,190)
Proceeds from sale of other real estate acquired through foreclosure	877	-
Additions to other real estate acquired through foreclosure	(37)	(5)
Purchases of premises and equipment	(1,228)	(1,480)
Proceeds from sales of premises and equipment	3	6
NET CASH FLOWS FROM INVESTING ACTIVITIES	(53,448)	13,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	60,258	19,757
Net increase (decrease) in short-term borrowings	186	(12,565)
Proceeds from long-term debt	-	5,000
Cash dividends paid	(3,210)	(2,955)
Purchases of treasury shares	-	(495)
NET CASH FLOWS FROM FINANCING ACTIVITIES	57,234	8,742

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,409	27,658

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,190	15,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,599	43,163

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$10,315	10,200
Income taxes	1,750	1,809

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

Share and per share data have been restated to reflect a 100% stock dividend, accounted for as a stock split, declared by the Board of Directors on April 10, 2007 and issued on May 10, 2007 to shareholders of record on April 25, 2007.

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

Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2007 Form 10-K filed with the SEC.

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

The change in the carrying amount of goodwill, all of which is related to the Sycamore acquisition, during the nine months ended September 30, 2008 is as follows (thousands):

Balance, December 31, 2007	$5,742
Net adjustments	(47)
Balance, September 30, 2008	$5,695

The net adjustments relate primarily to finalization of various liabilities established at the time of the acquisition for certain merger related costs related to severance and personnel related charges, professional fees, contract termination costs, systems conversion, and related charges.

The total liability established at the time of acquisition was approximately $435,000.  The amount utilized during 2007 was approximately $27,000 and an additional $362,000 was utilized during the nine months ended September 30, 2008.  The remainder of the liability was adjusted to goodwill during the nine month period ended September 30, 2008.

The following information presents the unaudited pro forma results of operations for the three and nine months ended September 30, 2007 as though the acquisition had occurred on January 1, 2007.  The pro forma data was derived by combining the historical consolidated financial information of LCNB and Sycamore using the purchase method of accounting for business combinations.  The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2007 or results that may be achieved in the future (in thousands, except per share data):

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 – Acquisitions (continued)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Net interest income	$4,985	15,186
Provision for loan losses	120	293
Net interest income after provision for loan losses	4,865	14,893
Non-interest income	2,166	6,360
Non-interest expense	5,146	15,350
Income before income taxes	1,885	5,903
Provision for income taxes	460	1,445
Net income	$1,425	4,458
Basic earnings per share	$0.21	0.65
Diluted earnings per share	$0.21	0.65

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$1,794	1,370	4,936	4,365

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,345,486	6,687,232	6,360,654

Add dilutive effect of stock options	-	129	-	761

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,687,232	6,345,615	6,687,232	6,361,415

Basic earnings per common share	$0.27	0.22	0.74	0.69

Diluted earnings per common share	$0.27	0.22	0.74	0.69

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

	September 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency notes	$43,219	197	107	43,309
U.S. Agency mortgage-backed securities	34,271	329	136	34,464
Municipal securities:
Non-taxable	53,816	549	490	53,875
Taxable	4,409	49	10	4,448
Other debt securities	516	-	15	501
Marketable equity securities	16	-	3	13
	$136,247	1,124	761	136,610

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Agency notes	$14,092	32	21	14,103
U.S. Agency mortgage-backed securities	22,697	53	284	22,466
Municipal securities:
Non-taxable	45,500	290	98	45,692
Taxable	5,128	49	34	5,143
Marketable equity securities	15	4	-	19
	$87,432	428	437	87,423

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 - Investment Securities (continued)

Information concerning securities with gross unrealized losses at September 30, 2008, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency notes	$7,888	107	-	-
U.S. Agency mortgage- backed securities	9,247	75	5,125	61
Municipal securities:
Non-taxable	18,115	490	-	-
Taxable	-	-	1,328	10
Other debt securities	501	15	-	-
Marketable equity securities	13	3	-	-
	$35,764	690	6,453	71

The unrealized losses are primarily due to increases in market interest rates.  Unrealized losses on securities at September 30, 2008 have not been recognized into income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 - Loans

Major classifications of loans at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30,	December 31,
	2008	2007

Commercial and industrial	$39,314	37,325
Commercial, secured by real estate	166,123	159,384
Residential real estate	194,775	193,920
Consumer	35,738	43,410
Agricultural	3,999	2,707
Other loans, including deposit overdrafts	9,368	9,114
	449,317	445,860
Deferred net origination costs	844	1,027
	450,161	446,887
Less allowance for loan losses	2,468	2,468
Loans, net	$447,693	444,419

Changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Balance, beginning of period	$2,468	2,050
Provision for loan losses	322	158
Charge-offs	(646)	(434)
Recoveries	324	277
Balance, end of period	$2,468	2,051

Charge-offs for the nine months ended September 30, 2008 and 2007 consisted primarily of consumer loans and checking and NOW account overdrafts.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 - Loans (continued)

Non-accrual, past-due, and restructured loans as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Non-accrual loans	$2,426	120
Past-due 90 days or more and still accruing	416	247
Restructured loans	22	2,222
Total	$2,864	2,589
Percent to total loans	0.64%	0.58%

Non-accrual loans at September 30, 2008 consisted primarily of a commercial real estate loan that had been classified as restructured at December 31, 2007.  The balance of this loan at September 30, 2008 and December 31, 2007 was $2,196,000 and $2,198,000, respectively.  It was classified as restructured at December 31, 2007 because of LCNB’s agreement during the second quarter 2007 to accept interest only payments monthly for a period of one year, pending the sale of the underlying real estate collateral.  The loan was classified as non-accrual during the second quarter 2008 because the collateral property remained unsold after being on the market for approximately one year and because the borrower does not have the financial ability to make payments according to the original loan terms.  The borrower is continuing efforts to sell the property.  The remaining balance of non-accrual loans at September 30, 2008 and all non-accrual loans at December 31, 2007 consisted of real estate mortgage loans.

Loans past-due 90 days or more and still accruing interest at September 30, 2008 consisted of a commercial real estate loan totaling approximately $203,000 and consumer and residential mortgage loans. Loans past-due 90 days or more and still accruing interest at December 31, 2007 consisted of consumer and residential mortgage loans.

In addition to the commercial real estate loan described above, restructured loans at December 31, 2007 consisted of a matured home equity line of credit currently being paid under a forbearance agreement.  This home equity line of credit was the only loan classified as restructured at September 30, 2008.

Real estate acquired through foreclosure, which is included in “other assets” in the consolidated balance sheets, was $853,000 at December 31, 2007 and consisted of two single-family residential homes, both of which were sold during the first half of 2008.  LCNB did not have any real estate acquired at September 30, 2008.

Loans sold to and serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at September 30, 2008 and December 31, 2007 were $38,571,000 and $43,005,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three and nine months ended September 30, 2008 totaled $81,000 and $814,000, respectively, and $511,000 and $2,517,000 during the three and nine months ended September 30, 2007, respectively.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 - Fair Value Measurements

LCNB adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” on January 1, 2008.  SFAS No. 159 permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings.  LCNB has not selected any financial instruments for the fair value option as of September 30, 2008.

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

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for most of the investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, approximately $501,000 is invested in a mutual fund.  LCNB uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because LCNB does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been classified as a level 3 investment.  Additionally, Dakin owns stock in an insurance company and market quotations (level 1) are used to determine fair value for this investment.  The following table summarizes the valuation of LCNB’s available-for-sale securities by the input levels defined by SFAS No. 157 as of September 30, 2008 (thousands):

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 – Fair Value Measurements (continued)

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements 9/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$136,610	13	136,096	501

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the three and nine months ended September 30, 2008 (thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Beginning balance	$495	-
Purchases	-	500
Dividends reinvested	5	16
Net change in unrealized gains (losses) included in other comprehensive income	1	(15)
Ending balance	$501	501

Assets that may be recorded at fair value on a nonrecurring basis include impaired loans and real estate acquired through foreclosure.  A loan is considered impaired when management believes it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent, if this value is less than the loan balance.  When the fair value of the collateral is based on an observable market price or current appraised value, the valuation is considered a level 2 fair value.  When an appraised value is not available and there is not an observable market price, the resulting valuation is considered a level 3 fair value.  The table below presents LCNB’s impaired loans measured at fair value on a nonrecurring basis as of September 30, 2008 by the level in the fair value hierarchy within which those measurements fall (in thousands):

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 – Fair Value Measurements (continued)

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements 9/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,181	-	-	2,181

Real estate acquired through foreclosure is adjusted to fair value upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  A valuation based on current appraised value is considered a level 2 fair value.  LCNB did not have real estate acquired at September 30, 2008.

Note 7 – Borrowings

LCNB has a $5 million advance from the Federal Home Loan Bank of Cincinnati.  It was obtained in March, 2007 and has a term of ten years.  Interest is payable monthly at a fixed rate of 5.25%.  The loan is secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans.

At September 30, 2008 and December 31, 2007, short-term borrowings consisted of U.S. Treasury demand note borrowings totaling $1,645,000 and $1,459,000, respectively.  The interest rate on the U.S. Treasury demand note borrowings is variable and was 1.09% and 3.59% at September 30, 2008 and December 31, 2007, respectively.

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

	At	At
	September 30,	December 31,
	2008	2007

Regulatory Capital:
Shareholders' equity	$58,583	56,528
Goodwill and other intangibles	(6,408)	(6,746)
Accumulated other comprehensive loss	1,504	1,825
Tier 1 risk-based capital	53,679	51,607

Eligible allowance for loan losses	2,468	2,468
Total risk-based capital	$56,147	54,075

Capital ratios:
Total risk-based (required 8.00%)	12.56%	12.51%
Tier 1 risk-based (required 4.00%)	12.01%	11.94%
Leverage (required 3.00%)	8.26%	9.22%

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2008 and December 31, 2007 were as follows (in thousands):

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 9 – Commitments and Contingent Liabilities (continued)

	September 30,	December 31,
	2008	2007
Commitments to extend credit:
Fixed rate	$655	602
Adjustable rate	3,854	40
Unused lines of credit:
Fixed rate	3,736	5,078
Adjustable rate	69,397	74,298
Unused overdraft protection amounts on
Demand and NOW accounts	10,473	9,853
Standby letters of credit	8,133	8,404
	$96,248	98,275

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At September 30, 2008 and December 31, 2007, outstanding guarantees of $1.8 million and $2.1 million, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at September 30, 2008 and December 31, 2007 was approximately $6.3 million.  The agreement has a final maturity date of January 2012.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Material commitments for capital expenditures outstanding as of September 30, 2008 totaled approximately $1,260,000 and related primarily to the construction of a new branch facility in Centerville, Ohio and the acquisition of a vacant lot for future expansion.  It also includes information technology upgrades and purchases of furniture and equipment.

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

Note 10 - Stock Options

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.  As of September 30, 2008, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at September 30, 2008 were as follows:

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date
$13.09	11,056	$13.09	11,056	$13.09	-	Feb, 2013
17.66	8,108	17.66	6,486	17.66	-	Jan, 2014
18.95	7,934	18.95	3,174	18.95	-	Jan, 2016
17.88	8,116	17.88	1,623	17.88	-	Feb, 2017
12.55	13,918	12.55	-	-	-	Feb, 2018
	49,132	15.43	22,339	15.60	-

The following table summarizes stock option activity for the periods indicated:

	Nine Months ended September 30,
	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	35,214	$16.57	27,098	$16.17
Granted	13,918	12.55	8,116	17.88
Exercised	-	-	-	-
Outstanding, September 30,	49,132	$15.43	35,214	$16.57
Exercisable, September 30,	22,339	$15.60	15,297	$15.15

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Stock Options (continued)

There was no aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at September 30, 2008 because no options were “in the money” (market price greater than exercise price) at that date.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

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

Total expense related to options included in salaries and wages in the consolidated statements of income for the three and nine months ended September 30, 2008 were $8,000 and $23,000, respectively and $6,000 and $18,000 for the three and nine months ended September 30, 2007, respectively.

Note 11 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers all regular full-time employees. The components of net periodic pension cost for the three and nine months ended September 30, 2008 and 2007 are summarized as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$186	171	559	512
Interest cost	140	97	420	288
Expected return on plan assets	(132)	(107)	(396)	(316)
Amortization of net loss	30	2	91	6
Net periodic pension cost	224	163	674	490

LCNB previously disclosed in its consolidated financial statements for the year ended December 31, 2007 that it expected to contribute $1,100,000 to its pension plan in 2008.  As of September 30, 2008, no contributions have been made.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 11 – Employee Benefits (continued)

At September 30, 2008, accumulated other comprehensive income included $1,759,000, net of tax, of unrecognized net actuarial loss.

Note 12 – Recent Accounting Pronouncements

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), was issued in December 2007 and replaces SFAS No. 141, “Business Combinations.”  It applies to all transactions or other events in which an entity obtains control over one or more businesses. SFAS No. 141R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting, previously called the purchase method of accounting, be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. This fair value approach replaces SFAS No. 141’s cost-allocation process, which required that the cost of an acquisition be allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  Any noncontrolling interests in the acquiree are also required to be measured at fair value. SFAS No. 141R requires acquirers to expense direct acquisition-related costs as incurred.  SFAS No. 141 permitted that such costs be added to the cost of the acquisition.  This statement makes significant changes to other accounting practices for business combinations, including but not limited to accounting for step acquisitions, accounting for contingent liabilities arising from a business combination, accounting for research and development assets acquired in a business combination, and accounting for deferred taxes acquired in a business combination.  SFAS No. 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  LCNB will be required to apply SFAS No. 141R for any business combinations with an acquisition date on or after January 1, 2009.

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

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2 in February 2008.  It delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The new effective date for such assets and liabilities is deferred to fiscal years beginning after November 15, 2008.

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

On September 30, 2008, the U.S. Securities and Exchange Commission (SEC) Office of the Chief Accountant and the FASB staff issued a joint release providing guidance in determining fair value measurements under SFAS No. 157 when a market for a financial asset is not active.  FASB Staff Position FAS 157-3 was issued on October 10, 2008 and was effective upon issuance, including prior periods for which financial statements had not been issued.  It clarifies the application of SFAS No. 157 when the market for a financial asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset whose market is not active.  Both documents clarify that, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows and include appropriate risk premiums is acceptable.  Management does not believe that the guidance in these documents will have a material effect on LCNB’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of September 30, 2008, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2008 and 2007, and the related consolidated statements of shareholders’ equity and cash flows for each of the nine-month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company's management.

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

November 3, 2008

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

Acquisition

At the close of business on December 20, 2007, LCNB acquired Sycamore National Bank (“Sycamore”) in a stock and cash transaction valued at approximately $9.6 million.  Sycamore operated two full–service branches in Cincinnati, Ohio, which became branches of the Bank.  As of December 20, 2007, Sycamore had total deposits of $44.4 million and total assets of $48.9 million including total loans, net of the related allowance for loan losses, of $42.8 million.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Results of Operations

LCNB earned $1,794,000 or $0.27 basic and diluted earnings per share for the three months ended September 30, 2008, compared to $1,370,000 or $0.22 basic and diluted earnings per share for the three months ended September 30, 2007.  The return on average assets (ROAA) for the third quarter 2008 was 1.09% and the return on average equity (ROAE) was 12.27%, compared with an ROAA of 0.99% and an ROAE of 10.47% for the third quarter of 2007.

LCNB earned $4,936,000 or $0.74 basic and diluted earnings per share during the first nine months of 2008 compared to $4,365,000 or $0.69 basic and diluted earnings per share for the first nine months of 2007.  The ROAA and ROAE for the first nine months of 2008 were 1.05% and 11.38%, respectively. The comparable ratios for the first nine months of 2007 were 1.07% and 11.28%, respectively.

The increase in net income for each of the three and nine month periods ended September 30, 2008 compared to 2007 was primarily attributed to an increase in net interest income and non-interest income, partially offset by an increase in non-interest expense.  Net interest income during 2008 was significantly influenced by the loans and deposits acquired from Sycamore as well as the positive effect of declining market interest rates.  Non-interest expenses during 2008 were influenced by the addition of the two offices acquired through the Sycamore acquisition and the opening of a new office in Oakwood, Ohio in May 2007.

While not immune from the effects of weakening economic conditions, LCNB’s earnings reflect continued relatively strong asset quality resulting from responsible underwriting and lending practices.  Consequently, net charge-offs for the first nine months of 2008 and 2007 totaled $322,000 and $157,000, respectively. Classified loans (non-accrual, past due 90 days or more and still accruing interest, and restructured loans) totaled $2,864,000 or 0.64% of total loans at September 30, 2008, compared to $2,589,000 or 0.58% of total loans at December 31, 2007.  In addition, LCNB does not own any common or preferred stock in the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

Net Interest Income

Three Months Ended September 30, 2008 vs. 2007.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2008 and 2007, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Three Months Ended September 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$443,602	$7,115	6.36%	$395,202	$6,732	6.76%
Federal funds sold and interest- bearing demand deposits	24,201	126	2.07%	14,096	176	4.95%
Interest-bearing deposits in banks	3,913	25	2.53%	-	-	-%
Federal Reserve Bank stock	938	-	-%	648	-	-%
Federal Home Loan Bank stock	2,063	28	5.38%	1,685	27	6.36%
Investment securities:
Taxable	74,410	784	4.18%	47,491	533	4.45%
Non-taxable (2)	53,130	803	6.00%	44,917	685	6.05%
Total earnings assets	602,257	8,881	5.85%	504,039	8,153	6.42%
Non-earning assets	54,005			45,334
Allowance for loan losses	(2,473)			(2,055)
Total assets	$653,789			$547,318

Interest-bearing deposits	$501,341	3,220	2.55%	$406,559	3,455	3.37%
Short-term borrowings	725	4	2.19%	980	11	4.45%
Long-term debt	5,000	66	5.24%	5,000	66	5.24%
Total interest-bearing liabilities	507,066	3,290	2.57%	412,539	3,532	3.40%
Demand deposits	83,443			79,510
Other liabilities	5,312			3,367
Capital	57,968			51,902
Total liabilities and capital	$653,789			$547,318

Net interest rate spread (3)			3.28%			3.02%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$5,591	3.68%		$4,621	3.64%

Ratio of interest-earning assets to interest-bearing liabilities	118.77%			122.18%

(1)

Includes nonaccrual loans.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2008 as compared to the same period in 2007.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30, 2008 vs. 2007
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$792	(409)	383
Federal funds sold and interest-bearing demand deposits	86	(136)	(50)
Interest-bearing deposits in banks	25	-	25
Federal Home Loan Bank stock	6	(5)	1
Investment securities:
Taxable	285	(34)	251
Nontaxable	124	(6)	118
Total interest income	1,318	(590)	728

Interest-bearing Liabilities:
Deposits	709	(944)	(235)
Short-term borrowings	(2)	(5)	(7)
Total interest expense	707	(949)	(242)
Net interest income	$611	359	970

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2008 totaled $5,591,000, an increase of $970,000 from the comparable period in 2007.  Total interest income increased $728,000 and total interest expense decreased $242,000.

The increase in total interest income was due to a $98.2 million increase in average earning assets, partially offset by a 57 basis point (one basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in interest earning assets was primarily due to a $48.4 million increase in average loans, a $10.1 million increase in average federal funds sold and interest-bearing demand deposits, and a $35.1 million increase in average investment securities.  Most of the loan growth was in commercial and residential real estate loans, primarily resulting from the Sycamore acquisition.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

The decrease in total interest expense was primarily due to an 83 basis point decrease in the average rate paid, partially offset by a $94.5 million increase in average interest-bearing liabilities.  The decrease in the average rate paid on interest-bearing liabilities was primarily due to general decreases in market interest rates.  The increase in average interest-bearing liabilities was due to average interest-bearing deposits, which increased $94.8 million due to deposits obtained through the Sycamore acquisition and through organic growth in deposits.

Nine Months Ended September 30, 2008 vs. 2007.

The following table presents, for the nine months ended September 30, 2008 and 2007, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Nine Months Ended September 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$445,882	21,850	6.55%	$392,038	$20,096	6.85%
Federal funds sold and interest- bearing demand deposits	24,248	428	2.36%	9,338	360	5.15%
Interest-bearing deposits in banks	2,044	38	2.48%	-	-	-%
Federal Reserve Bank stock	850	24	3.77%	648	19	3.92%
Federal Home Loan Bank stock	2,036	82	5.38%	1,901	92	6.47%
Investment securities:
Taxable	55,156	1,806	4.37%	51,468	1,719	4.47%
Non-taxable (2)	48,957	2,211	6.03%	47,216	2,147	6.08%
Total earnings assets	579,173	26,439	6.10%	502,609	24,433	6.50%
Non-earning assets	52,829			44,665
Allowance for loan losses	(2,472)			(2,056)
Total assets	$629,530			$545,218

Interest-bearing deposits	$478,511	9,996	2.79%	$402,835	9,908	3.29%
Short-term borrowings	726	12	2.21%	4,263	172	5.39%
Long-term debt	5,000	197	5.26%	3,718	146	5.25%
Total interest-bearing liabilities	484,237	10,205	2.82%	410,816	10,226	3.33%
Demand deposits	82,472			79,510
Other liabilities	4,882			3,163
Capital	57,939			51,729
Total liabilities and capital	$629,530			$545,218

Net interest rate spread (3)			3.28%			3.17%

Net interest income and net interest margin on a taxable- equivalent basis (4)		16,234	3.74%		$14,207	3.78%

Ratio of interest-earning assets to interest-bearing liabilities	119.61%			122.34%

(1)

Includes nonaccrual loans.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2008 as compared to the same period in 2007.

	Nine Months Ended
	September 30, 2008 vs. 2007
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$2,668	(914)	1,754
Federal funds sold and interest-bearing demand deposits	342	(274)	68
Interest-bearing deposits in banks	38	-	38
Federal Reserve Bank stock	6	(1)	5
Federal Home Loan Bank stock	6	(16)	(10)
Investment securities:
Taxable	121	(34)	87
Nontaxable	79	(15)	64
Total interest income	3,260	(1,254)	2,006

Interest-bearing Liabilities:
Deposits	1,706	(1,618)	88
Short-term borrowings	(93)	(67)	(160)
Long-term debt	51	-	51
Total interest expense	1,664	(1,685)	(21)
Net interest income	$1,596	431	2,027

Net interest income on a fully tax-equivalent basis for the first nine months of 2008 totaled $16,234,000, a $2,027,000 increase from the first nine months of 2007.  Total interest income increased $2,006,000 and total interest expense decreased $21,000.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The increase in total interest income was primarily due to a $76.6 million increase in average total earning assets, partially offset by a 40 basis point decrease in the average rate earned on earning assets.  The increase in average earning assets was primarily due to a $53.8 million increase in average loans and a $14.9 million increase in average federal funds sold and interest-bearing demand deposits.  Most of the loan growth was in commercial and residential real estate loans, primarily resulting from the Sycamore acquisition.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

The decrease in total interest expense was due primarily to a 51 basis point decrease in the average rate paid on interest-bearing liabilities, largely offset by a $73.4 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was due to a $75.7 million increase in average interest-bearing deposits due to deposits obtained through the Sycamore acquisition and through organic growth.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended September 30, 2008 and 2007 was $188,000 and $75,000, respectively, and $322,000 and $158,000 for the nine months ended September 30, 2008 and 2007, respectively.  The provision increased in the 2008 periods because of an increase in impaired loans.

Non -Interest Income

Three Months Ended September 30, 2008 vs. 2007.

Non-interest income for the third quarter of 2008 was $86,000 greater than for the same period in 2007.  Service charges and fees increased approximately $88,000, insurance agency income increased $29,000, and bank owned life insurance income increased $17,000.  These increases were partially offset by a $29,000 decrease in trust income and a $19,000 decrease in other operating income.  Service charges and fees increased primarily due to increases in checkcard income and overdraft fees.  Checkcard income grew because a greater number of cards were outstanding, partially due to the Sycamore acquisition, and because of the increasing popularity of checkcards as a retail payment method.  Overdraft fees increased primarily due to an increase in the number of checking and NOW accounts outstanding, partially due to the Sycamore acquisition.  Trust income decreased partially due to a decrease in executor fees received during the third quarter of 2008 as compared to the third quarter 2007 as well as a general decrease in the fair market value of trust assets serviced, upon which fees are based.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Nine Months Ended September 30, 2008 vs. 2007.

Non-interest income for the first nine months of 2008 was $210,000 greater than for the same period in 2007.  Service charges and fees increased $162,000 primarily due to increases in checkcard income for substantially the same reasons discussed above.  In addition, insurance agency income for the first nine months of 2008 was $53,000 greater than the comparable period in 2007 and bank owned life insurance income was $46,000 greater.  Partially offsetting these increases was a $56,000 decrease in other operating income, largely due to a $34,000 decrease in gains from loans sold.  The decrease in gains from loans sold was largely due to the decreased volume of loans sold, from $2,517,000 in 2007 to $814,000 in 2008.  Also contributing to the decrease in other operating income was a $10,000 loss on the sale of real estate acquired through foreclosure recognized during the second quarter 2008.

Non-Interest Expense

Three Months Ended September 30, 2008 vs. 2007.

Total non-interest expense increased $300,000 during the third quarter 2008 as compared to the third quarter 2007 primarily due to a $232,000 increase in salaries and wages, a $65,000 increase in pension and other employee benefits, and a $137,000 increase in other non-interest expense.  Salaries and wages and pension and other employee benefits increased primarily due to additional employees and routine salary and wage increases.  Other non-interest expense increased primarily due to increases in computer costs, ATM expenses, office supplies expense, outside services, professional fees, and numerous smaller increases in other miscellaneous expense accounts.

These expense increases were partially offset by a $31,000 decrease in equipment expenses and a $107,000 decrease in intangible amortization.  Equipment expenses decreased due to a reduction in phone equipment rental as a result of a new contract and due to a reduction in depreciation expense.  Intangible amortization decreased primarily due to the amortization in full during the third quarter of 2007 and the third quarter of 2008 of intangible assets related to the purchase of three offices from another bank in 1997.  This decrease was partially offset by amortization of the core deposit intangible resulting from the Sycamore acquisition in December 2007.

Nine Months Ended September 30, 2008 vs. 2007.

Total non-interest expense increased $1,198,000 during the first nine months of 2008 as compared to the first nine months of 2007 primarily due to a $629,000 increase in salaries and wages, a $227,000 increase in pension and other employee benefits, an $88,000 increase in occupancy expense, and a $447,000 increase in other non-interest expense.  These increases were partially offset by a $179,000 decrease in intangible amortization. The increases and decreases for all items except occupancy expense were for substantially the same reasons discussed above.  Occupancy expense increased due to an increase in the number of branch locations, specifically the two offices acquired from Sycamore and a new office located in Oakwood, Ohio that opened in May 2007.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Income Taxes

LCNB’s effective tax rates for the nine months ended September 30, 2008 and 2007 were 25.4% and 24.2%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition

Total assets increased $62.5 million during the first nine months of 2008, primarily funded by a $60.3 million increase in total deposits.  During this period, loans remained relatively stable, increasing $3.3 million.  Unable to invest the additional deposits in loan growth, management increased LCNB’s investments in securities available for sale and federal funds sold and interest-bearing demand deposits. Investment securities increased $49.2 million and federal funds sold and interest-bearing demand deposits increased $7.0 million.

Of the $60.3 million increase in total deposits, approximately $44.3 million of the increase was due to increases in public fund deposits by local governmental entities, caused in part by a temporary increase relating to the receipt of tax payments.  LCNB has also been receiving a higher than normal volume of deposits withdrawn from other banks due, in part, to the volatility of current economic conditions.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  At September 30, 2008, LCNB’s liquid assets amounted to $177.2 million or 26.6% of total assets, an increase from $118.6 million or 19.6% at December 31, 2007.  Liquid assets increased due to increases in securities available for sale and federal funds sold and interest-bearing demand deposits.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 74.9% of total deposits at September 30, 2008 were “core” deposits, a decrease from 79.4% at December 31, 2007.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2 in February 2008.  It delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The new effective date for such assets and liabilities is deferred to fiscal years beginning after November 15, 2008.

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

On September 30, 2008, the U.S. Securities and Exchange Commission (SEC) Office of the Chief Accountant and the FASB staff issued a joint release providing guidance in determining fair value measurements under SFAS No. 157 when a market for a financial asset is not active.  FASB Staff Position FAS 157-3 was issued on October 10, 2008 and was effective upon issuance, including prior periods for which financial statements had not been issued.  It clarifies the application of SFAS No. 157 when the market for a financial asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset whose market is not active.  Both documents clarify that, when an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows and include appropriate risk premiums is acceptable.  Management does not believe that the guidance in these documents will have a material effect on LCNB’s consolidated financial statements.

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

The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2008 IRSA indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in net interest income for the up and down 100, 200, and 300 basis point rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in Net Interest Income	% Change in Net Interest Income
	(Dollars in thousands)
Up 300	$24,338	2,016	9.03%
Up 200	23,695	1,373	6.15%
Up 100	23,045	723	3.24%
Base	22,322	-	-%
Down 100	21,633	(689)	-3.09%
Down 200	21,764	(558)	-2.50%
Down 300	22,242	(80)	-0.36%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2008 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE, except for the up 300 basis points scenario, are within LCNB’s acceptable ranges.  The up 300 basis points scenario is slightly outside LCNB’s policy range of a 25% change, but management has determined the change is acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$47,979	(18,594)	-27.93%
Up 200	54,235	(12,338)	-18.53%
Up 100	60,720	(5,853)	-8.79%
Base	66,573	-	-%
Down 100	71,007	4,434	6.66%
Down 200	74,622	8,049	12.09%
Down300	79,500	12,927	19.42%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of September 30, 2008, LCNB's disclosure controls and procedures were effective.

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

3(i)	Articles of Incorporation – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(i).

3(ii)	Regulations – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to
Registrant’s Form DEF 14A Proxy Statement pursuant to Section
14(a), dated March 15, 2002, Exhibit A (000-26121).

10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership
Incentive Plan – incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

31.1	Certification of Chief Executive Officer under Section 302 of the
	Sarbanes-Oxley Act of 2002.	40-41

31.2	Certification of Chief Financial Officer under Section 302 of the
	Sarbanes-Oxley Act of 2002.	42-43

32	Certification of Chief Financial Officer and Chief Financial Officer
	under Section 906 of the Sarbanes-Oxley Act of 2002.	44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 3, 2008

/s/ Stephen P. Wilson

Stephen P. Wilson, Chief Executive Officer &

Chairman of the Board of Directors

November 3, 2008

/s/Robert C. Haines, II

Robert C. Haines, II, Executive Vice President

& Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen P. Wilson, Chief Executive Officer & Chairman of the Board of Directors of LCNB Corp., certify that:

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

/s/ Stephen P. Wilson
Stephen P. Wilson
Chief Executive Officer &
Chairman of the Board of Directors
November 3, 2008

Exhibit 31.2

CERTIFICATIONS

In connection with the Quarterly Report of LCNB Corp. on Form 10-Q for the period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Haines, II, Executive Vice President & Chief Financial Officer of LCNB Corp., certify that:

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

/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President & Chief Financial Officer
November 3, 2008

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCNB Corp. (the "Company") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Stephen P. Wilson, Chief Executive Officer & Chairman of the Board of Directors, and Robert C. Haines, II, Executive Vice President and Chief Financial Officer, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen P. Wilson	/s/ Robert C. Haines, II
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors	Robert C. Haines, II Executive Vice President & Chief Financial Officer

Date:  November 3, 2008