Form 10-K
period 2008-12-31
LCNB CORP
filed 2009-03-04
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

(  X  )

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

 (      )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ______________________

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

                               [  ] Yes          [ X ] No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2008, determined using a per share closing price on that date of $9.50 as quoted on the Nasdaq Over-the-Counter Bulletin Board, was $59,670,117.50.

As of February 27, 2009, 6,687,232 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 28, 2009, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2008, are incorporated by reference into Part III.

LCNB Corp.

For the Year Ended December 31, 2008

TABLE OF CONTENTS

		Page
PART I.
Item 1.	Business	18
Item 1A.	Risk Factors	19-24
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24-25
Item 3.	Legal proceedings	26
Item 4.	Submission of matters to a vote of security holders	26

PART II.
Item 5.	Market for registrant's common equity, related stockholder matters, and issuer purchases of equity securities	27-29
Item 6.	Selected financial data	30
Item 7.	Management's discussion and analysis of financial condition and results of operations	31-45
	Quarterly financial data (unaudited)	45
Item 7A.	Quantitative and qualitative disclosures about market risk	46-47
Item 8.	Report of Management’s Assessment of Internal Control Over Financial Reporting	48
	Report of Independent Registered Public Accounting Firm	49-51
	Financial statements and supplementary data	52-90
Item 9.	Changes in and disagreements with accountants on accounting and financial disclosures	91
Item 9A.	Controls and procedures	91
Item 9B.	Other information	91

PART III.
Item 10.	Directors, executive officers, and corporate governance	92
Item 11.	Executive compensation	92
Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters	92
Item 13.	Certain relationships and related transactions, and director Independence	92
Item 14.	Principal accounting fees and services	92

PART IV.
Item 15.	Exhibits, financial statement schedules	93-94

Signatures		95

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

DESCRIPTION OF LCNB CORP.'S BUSINESS

General Description

LCNB Corp., an Ohio corporation formed in December, 1998, is a financial holding company headquartered in Lebanon, Ohio.  Through its subsidiaries, LCNB National Bank (the “Bank") and Dakin Insurance Agency, Inc. ("Dakin"), LCNB is engaged in the commercial banking and insurance agency businesses.  LCNB Corp. and its subsidiaries are herein collectively referred to as “LCNB”.

The predecessor of LCNB Corp., the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly-owned subsidiary of LCNB.  At the close of business on December 20, 2007, Sycamore National Bank (“Sycamore”) merged with and into the Bank.  A Cincinnati, Ohio based commercial bank, Sycamore operated from two offices located on Cincinnati’s West side.  These two offices became branches of the Bank at the time of the merger.  The Bank's main office is located in Warren County, Ohio and 24 branch offices, which include Sycamore’s two offices, are located in Warren, Butler, Clinton, Clermont, Hamilton, and Montgomery Counties, Ohio.  In addition, the Bank operates 32 automated teller machines ("ATMs") in its market area.

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

At December 31, 2008, the Bank was well capitalized based on FDICIA's guidelines.

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

President George W. Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008.  The EESA provides broad authority to the Treasury Secretary to restore liquidity and stability to the United States’ financial system, primarily by authorizing the Secretary to establish the Troubled Asset Relief Program (“TARP”).  In addition, the EESA temporarily raises the basic limit on federal deposit insurance coverage for non-retirement accounts from $100,000 to $250,000 effective immediately upon the President’s signature and continuing through December 31, 2009, at which time the insurance level will return to $100,000.

On October 14, 2008, the Department of the Treasury announced the implementation of the TARP Capital Purchase Program (the “CPP”), which provides for direct equity investments, in the form of perpetual preferred stock, by the Treasury in qualifying financial institutions.  The CPP is voluntary and provides for a minimum investment of 1% of an institution’s total risk-weighted assets and a maximum investment of 3% of total risk-weighted assets, not to exceed $25 billion.  The perpetual preferred stock will have a dividend rate of 5% per year until the fifth anniversary of the CPP investment and 9% thereafter.  Under the CPP, the Treasury will receive warrants for an institution’s common stock equal to 15% of the capital invested.  The warrants will have a ten-year term.  Participants in the CPP program are required to comply with various restrictions and provisions, including, but not limited to, restrictions in compensation for certain executive officers, restrictions on dividends paid to shareholders, and limitations on treasury share purchases.  On January 9, 2009, LCNB received $13.4 million of new capital from the Treasury under the CPP and issued 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to the Treasury for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26.  For more information regarding the terms of agreement between LCNB and the Treasury under the CPP and the securities issued by LCNB to the Treasury thereunder, please see the Current Report on Form 8-K filed by LCNB with the Securities and Exchange Commission on January 9, 2009 which is hereby, along with exhibits thereto, incorporated by reference.

On November 21, 2008, the FDIC announced the final rules for the Temporary Liquidity Guarantee Program, which was designed to strengthen confidence and encourage liquidity in the banking system. The new program has two parts:

1.

The FDIC will guarantee certain newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts and certain holding companies, issued on or after October 14, 2008 and before June 30, 2009; and

2.

The FDIC will temporarily provide full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions, regardless of the dollar amount, through December 31, 2009.

For purposes of the Temporary Liquidity Guarantee Program, the FDIC is including NOW accounts with an interest rate of 0.50% or less and accounts commonly known as Interest on Lawyers Trust Accounts in the definition of noninterest-bearing transaction accounts.

All eligible banks and thrift institutions were automatically covered by the Temporary Liquidity Guarantee Program unless they opted out of one or both programs on or before December 5, 2008, as extended. Institutions that did not opt out of one or both programs will be subject to additional fees for inclusion in the program or programs after the opt-out date.  LCNB management chose not to opt out of either program.

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

Employees

As of December 31, 2008, LCNB, the Bank, and Dakin employed 246 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by Management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

Robert C. Haines II

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury notes	$-	-	1,179
U.S. Agency notes	44,636	14,103	30,493
U.S. Agency mortgage-backed securities	32,768	22,466	22,300
Corporate securities	1,013	-	-
Municipal securities	57,271	50,835	57,149
Other debt securities	512	-	-
Marketable equity securities	44	19	21
Total securities available for sale	136,244	87,423	111,142

Federal Reserve Bank Stock	937	722	647
Federal Home Loan Bank Stock	2,091	2,009	2,685
Total securities	$139,272	90,154	114,474

Contractual maturities of securities at December 31, 2008, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value	Yield
	(Dollars in thousands)

U.S. Agency notes:
Within one year	$4,979	4,999	2.72%
One to five years	33,027	33,361	3.22%
Five to ten years	6,258	6,276	4.50%
Total U.S. Agency notes	44,264	44,636	3.34%

Corporate securities:
Within one year	501	504	5.33%
One to five years	509	509	3.99%
Total corporate securities	1,010	1,013	4.65%

Municipal securities (1):
Within one year	7,786	7,817	4.50%
One to five years	15,786	15,986	5.39%
Five to ten years	15,271	15,300	5.70%
After ten years	18,583	18,168	6.25%
Total Municipal securities	57,426	57,271	5.63%

U.S. Agency mortgage-backed securities	32,310	32,768	4.60%
Other debt securities	521	512	3.58%
Marketable equity securities	37	44	-%

Totals	$135,568	136,244	4.58%

(1)

Yields on tax-exempt obligations are computed on a taxable equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2008.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Commercial and industrial	$38,724	37,325	26,952	27,135	26,390
Commercial, secured by real estate	174,493	159,384	141,863	124,823	107,138
Residential real estate	194,039	193,920	173,890	161,656	159,286
Consumer, excluding credit cards	33,369	43,410	36,471	35,879	34,672
Agricultural	3,216	2,707	2,232	1,978	1,653
Lease financing	-	-	16	37	253
Other loans, including deposit overdrafts	9,203	9,114	8,101	7,624	6,708
	453,044	445,860	389,525	359,132	336,100
Deferred costs, net	767	1,027	845	669	490
Total loans	453,811	446,887	390,370	359,801	336,590
Less allowance for loan losses	2,468	2,468	2,050	2,150	2,150
Loans, net	$451,343	444,419	388,320	357,651	334,440

As of December 31, 2008, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2008:

(Dollars in thousands)

Maturing in one year or less	$26,468
Maturing after one year, but within five years	16,342
Maturing beyond five years	173,623
Total commercial and agricultural loans	$216,433

Loans maturing beyond one year:
Fixed rate	$75,209
Variable rate	114,756
Total	$189,965

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

The following table summarizes non-accrual, past-due, and restructured loans for the dates indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans	$2,281	120	872	785	-
Past-due 90 days or more and still accruing	806	247	126	61	165
Restructured loans	332	2,222	-	1,717	1,817
Total	$3,419	2,589	998	2,563	1,982
Percent to total loans	0.75%	0.58%	0.26%	0.71%	0.59%

Non-accrual loans at December 31, 2008 consisted primarily of a commercial real estate loan that had been classified as restructured at December 31, 2007.  The balance of this loan at December 31, 2008 and December 31, 2007 was $2,149,000 and $2,198,000, respectively.  It was classified as restructured at December 31, 2007 because of LCNB’s agreement during the second quarter 2007 to accept interest only payments monthly for a period of one year, pending the sale of the underlying real estate collateral.  The loan was classified as non-accrual during the second quarter 2008 because the collateral property remained unsold after being on the market for approximately one year and because the borrower does not have the financial ability to make payments according to the original loan terms.  During the fourth quarter of 2008, the borrower entered into a third party short-term lease agreement whereby substantially all of the lease payment proceeds are remitted to LCNB.  The borrower is continuing efforts to sell the property.  The remaining balance of non-accrual loans at December 31, 2008 consisted of three real estate mortgage loans.

Non-accrual loans at December 31, 2007 consisted of two real estate mortgage loans.  Non-accrual loans at December 31, 2006 consisted of a real estate mortgage loan and a home equity line of credit made to the same borrower and one loan secured by farmland. Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans.

Loans classified as past-due 90 days or more and still accruing interest at December 31, 2008 consisted of fourteen consumer loans totaling $58,000, two commercial real estate loans to the same borrower totaling $673,000, and two residential mortgage loans totaling  $75,000.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2007 and 2006 consisted of residential mortgage and consumer loans. Loans past-due 90 days or more and still accruing interest at December 31, 2005 consisted primarily of consumer loans.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2004 consisted of residential mortgage and consumer loans.

Restructured loans at December 31, 2008 consisted of a commercial real estate loan in the amount of $310,000 and a matured home equity line of credit loan currently being paid under a forbearance agreement.  The commercial real estate loan classified as restructured was also classified as restructured at December 31, 2005 and 2004, when its balance was $1,717,000 and $1,817,000, respectively.  It was not classified as restructured at December 31, 2006 or 2007 because the loan was current and had a market interest rate.  It was returned to the restructured classification during the fourth quarter 2008 because of loan term modifications made during that period.  The balance of the loan decreased primarily due to the sale of a significant portion of the secured property during the second quarter 2008.

Restructured loans at December 31, 2007 consisted of the commercial real estate loan described above in the non-accrual loans discussion and the matured home equity line of credit currently being paid under a forbearance agreement.

LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2008, there were no material additional loans not already disclosed as non-accrual, restructured, accruing past due 90 days or more, or impaired where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

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

Current methodology used by management to estimate the allowance takes into consideration historic categorical trends, current delinquency levels as related to historical levels, portfolio growth rates, changes in composition of the portfolio, the current economic environment, as well as current allowance adequacy in relation to the portfolio.  Management is cognizant that reliance on historical information coupled with the cyclical nature of the economy, including credit cycles, affects the allowance.  Management considers all of these factors prior to making any adjustments to the allowance due the subjectivity and imprecision involved in allocation methodology.

As of December 31, 2008 the specific allocation component of the allowance represented 32% of the total allowance as compared to 35% as of December 31, 2007 and 31% as of December 31, 2006.  The historical loss allocation component was 20% of the total allowance as of December 31, 2008 as compared to 16% as of December 31, 2007 and 13% as of December 31, 2006.  The increase in the allocation percentage at December 31, 2008 is primarily due to increases in net charge-offs.  Changes between 2007 and 2006 primarily represent increases due to changes in historical ratios resulting from the Sycamore acquisition coupled with fewer loan loss recoveries in 2007.

The economic/other adjustment component of the allowance was 48% of the total allowance as of December 31, 2008 as compared to 48% as of December 31, 2007 and 51% as of December 31, 2006. The decrease from 2006 to 2007 was minimal and primarily a result of improvement to various elements within the loan portfolio.

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2008		2007		2006		2005		2004

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
					(Dollars in thousands)
Commercial and industrial	$369	0.08%	340	0.08%	547	0.14%	161	0.05%	135		0.04%
Commercial, secured by real estate	1,182	0.26%	1,233	0.27%	723	0.19%	1,056	0.29%	695		0.21%
Residential real estate	471	0.10%	388	0.09%	310	0.08%	240	0.07%	21	.	0.01%
Consumer	429	0.10%	459	0.10%	362	0.09%	462	0.13%	690		0.20%
Agricultural	-	-%	-	-%	-	-%	-	-%	-		-%
Credit card	-	-%	-	-%	-	-%	-	-%	-		-%
Lease financing	-	-%	-	-%	-	-%	-	-%	-		-%
Other loans, including deposit overdrafts	13	-%	7	-%	14	-%	10	-%	36		0.01%
Unallocated	4	-%	41	0.01%	94	0.03%	221	0.06%	573		0.17%
Total	$2,468	0.54%	2,468	0.55%	2,050	0.53%	2,150	0.60%	2,150		0.64%

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

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2008:

(Dollars in thousands)

Maturity within 3 months	$18,423
After 3 but within 6 months	9,513
After 6 but within 12 months	11,449
After 12 months	37,090
$76,475

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

Increases in general interest rates could have a negative impact on LCNB’s results of operations by reducing the ability of borrowers to repay their current loan obligations.  Some residential real estate mortgage loans, most home equity line of credit loans, and approximately 64.0% of LCNB’s commercial loans have adjustable rates.  Borrower inability to make scheduled loan payments due to a higher loan cost could result in increased loan defaults, foreclosures, and write-offs and may necessitate additions to the allowance for loan losses.  In addition, increases in the general level of interest rates may decrease the demand for new consumer and commercial loans, thus limiting LCNB’s growth and profitability.  A general increase in interest rates may also result in deposit disintermediation, which is the flow of deposits away from banks and other depository institutions into direct investments that have the potential for higher rates of return, such as stocks, bonds, and mutual funds.   If this occurs, LCNB may have to rely more heavily on borrowings as a source of funds in the future, which could negatively impact its net interest margin.

Banking competition in Southwestern Ohio is intense.

LCNB faces strong competition for deposits, loans, trust accounts, and other services from other banks, savings banks, credit unions, mortgage brokers, and other financial institutions.  Many of LCNB’s competitors include major financial institutions that have been in business for many years and have established customer bases, numerous branches, and substantially higher regulatory lending limits. Dominant competitors in the Southwestern Ohio area include U.S. Bank, PNC/National City, Fifth Third Bank, Chase, KeyBank, Huntington National Bank, First Financial Bank, and Peoples Community Bank. In addition, credit unions are growing larger due to more flexible membership requirement regulations and are offering more financial services than they legally could in the past.

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

If LCNB is unable to attract and retain loan, deposit, brokerage, trust, and insurance customers, its growth and profitability levels may be negatively impacted.

Economic conditions in Southwestern Ohio could adversely affect LCNB’s financial condition and results of operations.

LCNB has 25 offices located in Warren, Butler, Clinton, Clermont, Hamilton, and Montgomery Counties in Southwestern Ohio.  As a result of this geographic concentration, LCNB’s results are heavily influenced by economic conditions in this area. A further deterioration in economic conditions or a natural or manmade disaster in Southwestern Ohio or Ohio in general could have a material adverse impact on the ability of borrowers to make scheduled loan payments, the fair value of underlying loan collateral, the ability of depositors to maintain or add to deposit balances, the demand for trust and brokerage services, and the demand for other products and services offered by LCNB.

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

FDIC deposit insurance assessments will materially increase in the future.

Bank and thrift failures during 2008 coupled with deteriorating economic conditions have significantly decreased the deposit insurance fund’s reserve ratio, from 1.19% at March 31, 2008 to 0.40% at December 31, 2008.  If the reserve ratio falls below 1.15% or is expected to fall below 1.15% within six months, federal law requires the FDIC to develop and implement a restoration plan that will return the reserve ratio to 1.15% within seven years.

For assessment purposes, the FDIC assigns insured institutions to four risk categories based on a combination of capital levels and supervisory ratings.  Insured institutions currently pay quarterly assessments of between 5 to 43 basis points, on an annualized basis, of all domestic deposits, depending on their placement in the risk categories.

On December 16, 2008, the FDIC issued final rules that will uniformly increase the deposit insurance assessment rate by a uniform 7 basis points and will apply to assessments due June 30, 2009, which are based on March 31, 2009 deposits.  On February 27, 2009 the FDIC issued final rules that will adjust the factors and methods used to place insured institutions in the four risk categories and that provides for base rates that will vary between 7 to 77.5 basis points of domestic deposits.  This rule includes new risk classification factors, including an institution’s use of brokered deposits and secured borrowings.

On February 27, 2009, the FDIC also adopted an interim rule imposing a 20 basis point emergency special assessment on insured institutions.  The special assessment will be collected on September 30, 2009 and will be based on June 30, 2009 deposits.  The interim rule also permits the FDIC to impose an additional emergency special assessment after June 30, 2009 of up to 10 basis points if considered necessary.

In addition, the FDIC, under its Temporary Liquidity Guarantee Program, will provide full deposit insurance coverage, regardless of the dollar amount, for non-interest bearing deposit transaction accounts, defined to include NOW accounts with interest rates of 0.50% or less and IOLTAs, in FDIC-insured institutions.  This temporary program will continue through December 31, 2009.  The cost for participating institutions (LCNB is participating) will be an additional assessment of 10 basis points of applicable non-interest bearing deposit balances greater than $250,000.

These actions will significantly increase LCNB’s non-interest expense in 2009 and future years as long as the increased premiums are in place.

LCNB’s participation in the Capital Purchase Program may not be advantageous to current shareholders.

The senior preferred shares issued under the Capital Purchase Program will pay cumulative dividends at an annual rate of 5.0% until the fifth anniversary of the initial investment and an annual dividend rate of 9.0% thereafter.  Dividends paid to the U.S. Department of the Treasury will reduce the earnings available to common shareholders.  In addition, no dividends may be paid on common stock unless and until all accrued and unpaid dividends for all past dividend periods owed to the Treasury on the preferred shares are fully paid.  Further, financial institutions participating in the Capital Purchase Program will be prohibited from increasing cash dividends on common stock without prior government permission for a period of three years from the date of participation unless the preferred shares issued are no longer held by the U.S. Treasury Department.

The Capital Purchase Program requires that the Treasury receive warrants for common stock equal to 15% of the capital invested by the Treasury.  These warrants will be immediately exercisable and have a term of 10 years.  Common shareholder ownership will be diluted upon exercise of these warrants.

Participants in the Capital Purchase Program are also required not to repurchase shares of their common stock without prior government permission for a period of three years from the date of participation unless the preferred shares issued are no longer held by the U.S. Treasury Department.

In addition, the Securities Purchase Agreement between LCNB and the U.S. Department of the Treasury includes a clause that allows the Treasury to unilaterally amend any provision of the agreement to the extent required to comply with any changes in federal statutes.  The likelihood of any future amendments and their effects is impossible to determine.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned
2.	Auto Bank	36 North Broadway Lebanon, Ohio 45036	Owned
3.	Bridgetown Office	6383 Bridgetown Road Cincinnati, Ohio 45248	Leased
4.	Centerville Office	9605 Dayton-Lebanon Pike Centerville, Ohio 45458	Owned
5.	Colerain Township Office	3209 West Galbraith Road Cincinnati, Ohio 45239	Owned
6.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned
7.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Leased
8.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Owned
9.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Owned
10.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned
11.	Loveland Office	500 Loveland-Madeira Road Loveland, OH 45140	Owned	(2)
12.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned	(2)

	Name of Office	Address
13.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned	(2)
14.	Mason Christian Village Office	Mason Christian Village 411 Western Row Road Mason, Ohio 45040	Leased
15.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned
16.	Oakwood Office	2705 Far Hills Avenue Oakwood, Ohio 45419	(3)
17.	Okeana Office	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned
18.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Leased
19.	Oxford Office	30 West Park Place Oxford, Ohio 45056	(3)	(1)
20.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned
21.	South Lebanon Office	209 East Forest Street South Lebanon, Ohio 45065	Leased	(4)
22.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned
23.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Leased
24.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Owned
25.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

(1)

Excess space in this office is leased to third parties.

(2)

A Dakin office is located in this office.

(3)

The Bank owns the Oakwood and Oxford office buildings and leases the land.

(4)

LCNB intends to replace the current South Lebanon Office with a new office currently being constructed at the River’s Crossing Retail Center in South Lebanon.  The opening date for the new office is anticipated to be summer 2009.

Dakin owns its main office at 20 & 24 East Mulberry Street, Lebanon, Ohio  45036.  Dakin's three other offices are located in the Bank's branch offices.

Item 3.  Legal ProceedingsExcept for routine litigation incidental to their businesses, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any such proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 700 registered holders of its common stock as of December 31, 2008.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  The common stock is currently traded on the Nasdaq Over-The-Counter Bulletin Board service under the symbol "LCNB".  Several market-makers facilitate the trading of the shares of common stock.  Trade prices for shares of LCNB Common Stock, reported through registered securities dealers, are set forth below.  Trades have occurred during the periods indicated without the knowledge of LCNB.  The trade prices shown below are interdealer without retail markups, markdowns or commissions.  The prices shown for the first and second quarters of 2007 have been restated to reflect a 100% stock dividend, accounted for as a stock split, paid on May 10, 2007.

	2008		2007
	High	Low	High	Low

First Quarter	$13.25	11.25	18.475	15.000
Second Quarter	13.25	9.25	17.000	13.050
Third Quarter	11.50	8.05	14.500	12.500
Fourth Quarter	10.75	8.00	13.950	11.000

The following table presents cash dividends per share declared and paid in the periods shown.  Prices for the first quarter of 2007 have been restated to reflect the stock dividend mentioned above.  The dividend for the second quarter, 2007 was declared after the stock dividend.

	2008	2007

First Quarter	$0.16	0.155
Second Quarter	0.16	0.155
Third Quarter	0.16	0.155
Fourth Quarter	0.16	0.155
Total	$0.64	0.620

It is expected that LCNB will continue to pay dividends on a similar schedule, to the extent permitted by business and other factors beyond management's control.  As a participant in the U.S. Treasury’s Capital Purchase Program, LCNB will be prohibited from increasing cash dividends on common stock without prior government permission for a period of three years from the date of participation, which was in January 2009, unless the preferred shares issued are no longer held by the U.S. Treasury Department. Additionally, no dividends may be paid on common stock unless and until all accrued and unpaid dividends for all past dividend periods owed to the Treasury on the preferred shares are fully paid.

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

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue.  Any shares purchased will be held for future corporate purposes.  However, as a participant in the U.S. Treasury’s Capital Purchase Program, LCNB will be prohibited from repurchasing additional shares of its common stock without prior government permission for a period of three years from the date of participation unless the preferred shares issued are no longer held by the U.S. Treasury Department.  Management currently intends to comply with this prohibition during the three year period and does not anticipate requesting prior permission for any stock repurchases.

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for the stock dividend paid in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for the stock dividend.  Through December 31, 2008, 290,444 shares, as restated for the stock dividend, have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2008.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares, as restated for the stock dividend in May, 2007, have been purchased under this program since its inception through December 31, 2008.  No shares were purchased under the Private Sale Repurchase Program during 2008.

LCNB established an Ownership Incentive Plan during 2002 that allows for the issuance of up to 200,000 shares, as restated for the stock dividend in May, 2007, of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  Only stock options had been awarded at December 31, 2008.  The following table shows information relating to stock options outstanding at December 31, 2008:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	49,132	$15.43	150,868
Equity compensation plans not approved by security holders	-	-	-
Total	49,132	$15.43	150,868

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the Nasdaq Composite and the SNL Midwest OTC-BB and Pink Sheet Banks.  This graph covers the period from December 31, 2003 through December 31, 2008.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2003 in LCNB common stock, the Nasdaq Composite, and the SNL Midwest OTC-BB and Pink Sheet Banks and that all dividends were reinvested.

[GRAPH ATTACHED IN PDF FORMAT]

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
LCNB Corp.	100.00	113.06	111.61	111.68	74.55	61.95
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Midwest OTC-BB and Pink Banks Index	100.00	119.15	124.05	130.64	127.52	95.05

Source : SNL Financial LC, Charlottesville, VA					(434) 977-1600
© 2009					www.snl.com

Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 2004 through 2008 and are derived from LCNB's consolidated financial statements.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$34,350	31,991	30,548	27,602	25,648
Interest expense	13,421	13,838	12,233	9,032	7,368
Net interest income	20,929	18,153	18,315	18,570	18,280
Provision for loan losses	620	266	143	338	489
Net interest income after provision for loan losses	20,309	17,887	18,172	18,232	17,791
Non-interest income	8,453	8,346	8,345	7,956	7,659
Non-interest expenses	19,934	18,344	17,838	17,243	16,404
Income before income taxes	8,828	7,889	8,679	8,945	9,046
Provision for income taxes	2,225	1,935	2,165	2,240	2,450
Net income	$6,603	5,954	6,514	6,705	6,596

Basic and diluted earnings per share (1)	$0.99	0.94	1.00	1.01	0.98
Dividends declared per share (1)	$0.64	0.62	0.60	0.58	0.56

Balance Sheet:
Securities	$139,272	90,154	114,474	136,686	116,495
Loans, net	451,343	444,419	388,320	357,651	334,440
Total assets	649,731	604,058	548,215	539,501	522,251
Total deposits	577,622	535,929	478,615	481,475	463,900
Short-term borrowings	2,206	1,459	15,370	1,031	1,269
Long-term debt	5,000	5,000	-	2,073	2,137
Total shareholders' equity	58,116	56,528	50,999	52,022	52,296

Selected Financial Ratios and Other Data:
Return on average assets	1.03%	1.08%	1.19%	1.25%	1.29%
Return on average equity	11.35%	11.41%	12.48%	12.80%	12.56%
Equity-to-assets ratio	8.94%	9.36%	9.30%	9.64%	10.01%
Dividend payout ratio	64.65%	65.96%	60.00%	57.43%	57.14%
Net interest margin, fully- taxable equivalent	3.74%	3.77%	3.84%	3.99%	4.02%

(1)

All per share data have been adjusted to reflect 100% stock dividends accounted for as stock splits in 2004 and 2007.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2008 Annual Report to Shareholders.

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

The transaction, which was accounted for under the purchase accounting method, included the recognition of approximately $343,000 of core deposit intangibles and goodwill of $5,915,000, as adjusted in 2008.  The goodwill represents the excess of the purchase price over the fair value of identifiable net assets, including the core deposit intangible.  The core deposit intangible is being amortized on a straight-line basis over 6 years.  Goodwill is not amortized, but is instead subject to an annual review for impairment.  Sycamore’s results of operations are included in the consolidated financial results of LCNB from the acquisition date.

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

Overview

LCNB earned $6,603,000 in 2008, compared to $5,954,000 in 2007 and $6,514,000 in 2006.  Basic and diluted earnings per share for 2008, 2007, and 2006 were $0.99, $0.94, and $1.00, respectively.

Net interest income for 2008, 2007, and 2006 was $20,929,000, $18,153,000, and $18,315,000, respectively. Net interest income for 2008 was $2,776,000 greater than for 2007 primarily due to additional loans and deposits from the Sycamore National Bank acquisition in late 2007 and organic growth.  Also contributing to the increase in net interest income was a decrease in average rates paid on interest-bearing liabilities, primarily deposits, partially offset by a decrease in average rates earned on interest-earning assets.  Net interest income for 2007 was $162,000 lower than net interest income for 2006 primarily due an increase in average rates paid on interest-bearing liabilities, partially offset by an increase in average rates earned on interest-earning assets.

Total non-interest income grew from $8,346,000 in 2007 to $8,453,000 in 2008 and remained virtually the same from 2006 to 2007.  Primary contributors to the 2008 increase were check card income and income from bank owned life insurance.

Total non-interest expense also increased annually from 2006 to 2008.  Total non-interest expense for 2006 was $17,838,000, $18,344,000 for 2007, and $19,934,000 for 2008.  These increases were largely due to increased salaries and benefits resulting from routine salary and wage increases and an increase in the number of employees.

Net Interest Income

The amount of net interest income earned by LCNB is influenced by the dollar amount ("volume") and mix of interest earning assets and interest bearing liabilities and the rates earned or paid on each.  The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest earning assets and the resultant yields on a taxable equivalent basis, and the dollar amounts of interest expense and average interest-bearing liabilities and the resultant rates paid.

	Years ended December 31,
	2008			2007			2006
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$447,751	$29,024	6.48%	$394,760	$27,066	6.86%	$375,247	$25,284	6.74%
Federal funds sold and interest- bearing demand deposits	23,527	491	2.09%	13,175	654	4.96%	8,961	458	5.11%
Interest-bearing deposits in banks	1,530	38	2.48%	-	-	-%	-	-	-%
Federal Reserve Bank Stock	872	52	5.96%	650	39	6.00%	647	39	6.03%
Federal Home Loan Bank Stock	2,050	108	5.27%	1,852	124	6.70%	2,590	150	5.79%
Investment securities:
Taxable	62,082	2,642	4.26%	49,838	2,229	4.47%	65,413	2,650	4.05%
Nontaxable (2)	50,016	3,023	6.04%	46,939	2,847	6.07%	50,271	2,980	5.93%
Total earning assets	587,828	35,378	6.02%	507,214	32,959	6.50%	503,129	31,561	6.27%

Non-earning assets	52,746			44,928			44,588
Allowance for loan losses	(2,474)			(2,068)			(2,079)
Total assets	$638,100			$550,074			$545,638

Savings deposits	$83,403	863	1.03%	$79,510	827	1.04%	$93,670	1,016	1.08%
NOW and money fund	164,485	2,941	1.79%	119,211	3,197	2.68%	116,115	2,869	2.47%
IRA and time certificates	238,166	9,341	3.92%	208,361	9,421	4.52%	198,536	8,228	4.14%
Short-term borrowings	863	13	1.51%	3,373	181	5.37%	1,814	90	4.96%
Long-term debt	5,000	263	5.26%	4,041	212	5.25%	528	30	5.68%
Total interest-bearing liabilities	491,917	13,421	2.73%	414,496	13,838	3.34%	410,663	12,233	2.98%

Demand deposits	83,009			80,221			79,741
Other liabilities	5,012			3,189			3,026
Capital	58,162			52,168			52,208
Total liabilities and capital	$638,100			$550,074			$545,638

Net interest rate spread (3)			3.29%			3.16%			3.29%

Net interest income and net interest margin on a tax equivalent basis (4)		$21,957	3.74%		$19,121	3.77%		$19,328	3.84%

Ratio of interest-earning assets to interest-bearing liabilities	119.50%			122.37%			122.52%

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

	For the years ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans(1)	$3,492	(1,534)	1,958	1,332	450	1,782
Federal funds sold and interest-bearing demand deposits	342	(505)	(163)	210	(14)	196
Interest-bearing deposits in banks	38	-	38	-	-	-
Federal Reserve Bank stock	13	-	13	-	-	-
Federal Home Loan Bank stock	12	(28)	(16)	(47)	21	(26)
Investment securities:
Taxable	525	(112)	413	(677)	256	(421)
Nontaxable(2)	186	(10)	176	(201)	68	(133)
Total interest income	4,608	(2,189)	2,419	617	781	1,398

Interest expense attributable to:
Savings deposits	40	(4)	36	(149)	(40)	(189)
NOW and money fund	999	(1,255)	(256)	78	250	328
IRA and time certificates	1,255	(1,335)	(80)	420	773	1,193
Short-term borrowings	(85)	(83)	(168)	83	8	91
Long-term debt	50	1	51	184	(2)	182
Total interest expense	2,259	(2,676)	(417)	616	989	1,605

Net interest income	$2,349	487	2,836	1	(208)	(207)

(1)

Non-accrual loans, if any, are included in average loan balances.

(2)

Change in interest income from nontaxable loans and investment securities is computed based on interest income determined on a taxable equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2008 vs. 2007.  Taxable equivalent interest income increased $2,419,000 due to an $80.6 million increase in total average interest-earning assets primarily due to loans obtained in the Sycamore National Bank acquisition and organic growth.  The loan portfolio grew $53.0 million on an average basis and average investment securities increased $15.3 million.  This increase was partially offset by a 48 basis point (a basis point equals 0.01%) decrease in the average rate earned on interest-earning assets, primarily due to general decreases in market rates.

Interest expense decreased $417,000 primarily due to a 61 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $77.4 million increase in average interest-bearing liabilities, primarily deposits.  The decrease in average rates paid is primarily due to general decreases in market rates.

The net interest margin, on a taxable equivalent basis, was relatively stable – decreasing slightly from 3.77% for 2007 to 3.74% for 2008.

2007 vs. 2006.  Taxable equivalent interest income increased $1,398,000 due to a 23 basis point increase in the average rate earned on interest-earning assets and to a $4.1 million increase in total average interest-earning assets.  The increase in average rates earned was primarily due to general increases in market rates.  The increase in average interest-earning assets occurred primarily in the loan portfolio, which grew $19.5 million on an average basis, and in federal funds sold and interest-bearing demand deposits, which grew $4.2 million on an average basis.  Growth in these assets was partially offset by an $18.9 million decrease in average taxable and nontaxable investment securities.  The movement in loans and investment securities reflects management’s decision to reinvest most maturing investment securities into higher rate loans.

Interest expense increased $1,605,000 primarily due to a 36 basis point increase in the average rate paid on interest-bearing liabilities and secondarily to a $3.8 million increase in average interest-bearing liabilities. The increase in average rates paid is primarily due to general increases in market rates.

The net interest margin, on a taxable equivalent basis, decreased from 3.84% for 2006 to 3.77% for 2007. Even though the average rate earned on interest-earning assets increased 23 basis points, this increase was offset by the 36 basis point increase in the average rate paid on interest-bearing liabilities.

Provisions and Allowance for Loan Losses

The provision for loan losses is determined by management based upon its evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2004 through 2008.

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance – Beginning of year	$2,468	2,050	2,150	2,150	2,150

Allowance related to Sycamore acquisition	-	453	-	-	-
	2,468	2,503	2,150	2,150	2,150

Loans charged off:
Commercial and industrial	73	81	-	-	126
Commercial, secured by real estate	-	-	34	-	-
Residential real estate	129	71	62	14	32
Consumer, excluding credit card	617	231	236	395	446
Agricultural	-	-	-	-	-
Credit Card	-		-	-	10
Other loans, including deposit overdrafts	228	305	308	335	-
Total loans charged off	1,047	688	640	744	614

Recoveries:
Commercial and industrial	40	17	-	19	-
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	20	2	3	9	-
Consumer, excluding credit card	201	142	186	175	124
Agricultural	-	-	-	-	-
Credit Card	1	3	3	11	1
Other loans, including deposit overdrafts	165	223	205	192	-
Total recoveries	427	387	397	406	125
Net charge offs	620	301	243	338	489

Provision charged to operations	620	266	143	338	489
Balance - End of year	$2,468	2,468	2,050	2,150	2,150

Ratio of net charge-offs during the period to average loans outstanding	0.14%	0.08%	0.06%	0.10%	0.15%

Ratio of allowance for loan losses to total loans at year-end	0.54%	0.55%	0.53%	0.60%	0.64%

Of the $73,000 charged off during 2008 in the commercial and industrial loan category, approximately $53,000 was due to one loan.  Of the $129,000 charged off during 2008 in the residential real estate loan category, approximately $119,000 was due to two loans.  The increase in consumer loan charge-offs during 2008 reflect a greater number of delinquent loans, primarily due to deteriorating economic conditions.  Of the $81,000 charged-off in the commercial and industrial loan category during 2007, approximately $76,000 was due to two loans.  The commercial and industrial loan charge-off of $126,000 during 2004 is due to one company that had filed bankruptcy.  Consumer loan charge-offs in 2004 included $41,000 that was due to a yacht that was subsequently repossessed and sold that same year.  The balance of increased consumer loan charge-offs during 2004 are due to a greater number of troubled loans.

Charge-offs and recoveries classified as “Other” during 2005, 2006, 2007, and 2008 represent charge-offs and recoveries on checking and NOW account overdrafts.  LCNB charges off such overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.  Prior to 2005, overdrafts considered uncollectible were netted against service charges and fees in non-interest income.

For additional discussion regarding changes in the components of the allowance for loan losses, see Item 1.  Business, Statistical Information, Components of the Allowance for Loan Losses.

Non-Interest Income

2008 vs. 2007.  Total non-interest income for 2008 was $107,000 greater than 2007.  Service charges and fees increased $151,000, primarily due to increases in checkcard income.  The increase reflects a greater number of cards outstanding during 2008 and the increasing popularity of checkcards as a retail payment method.  In addition, income from bank owned life insurance increased $62,000.  These increases were partially offset by a $29,000 decrease in trust income and a $36,000 decrease in gains from sales of mortgage loans.  Trust income decreased primarily due to weakening market conditions and the decrease in gains from sales of loans reflects a lower volume of sales.  Approximately $971,000 of residential mortgage loans were sold during 2008, compared to $2,796,000 sold during 2007.

2007 vs. 2006.  Total non-interest income for 2007 was $1,000 greater than 2006.  Small decreases in trust income and insurance agency income were offset by an increase in other operating income.  Service charges and fees were the same in total, but the mix of fees changed.  A continuing decrease in overdraft fees was offset by a continuing increase in checkcard income.

Non-Interest Expense

2008 vs. 2007.  Total non-interest expense increased $1,590,000 during 2008 compared with 2007. Contributing to the increase were a $848,000 increase in salaries and wages, a $308,000 increase in pension and other employee benefits, a $146,000 increase in occupancy expense, and a $421,000 increase in other non-interest expense.  These increases were partially offset by a $259,000 decrease in intangible amortization.

Salaries and wages increased due to additional employees, primarily from the Sycamore acquisition and the opening of the Centerville Office in September 2008, and routine salary and wage increases.  Pension and other employee benefits increased due to increased pension costs, increased health insurance costs, and increased payroll taxes.  The increase in occupancy expense is primarily due to increased maintenance and repair costs, utilities expense, depreciation expense, and rent expense for the Bridgetown office obtained as part of the Sycamore National Bank acquisition.  These increases partially reflect an increased number of offices maintained by LCNB.  The increase in other non-interest expense is due to increases in printing and office supplies, postage, and a variety of other operating expenses.

Intangible amortization decreased due to the amortization in full the third quarter of 2008 of intangible assets related to the purchase of three offices from another bank in 1997.  This decrease was partially offset by amortization of the core deposit intangible resulting from the Sycamore National Bank acquisition in December 2007.

2007 vs. 2006.  Total non-interest expense increased $506,000 during 2007 compared with 2006. Contributing to the increase were a $180,000 increase in salaries and wages, a $122,000 increase in pension and other employee benefits, a $136,000 increase in occupancy expense, and a $100,000 increase in telephone expense.

Salaries and wages increased due to additional employees, primarily from the Sycamore acquisition and the opening of the Centerville office in September 2008, and routine salary and wage increases.  Pension and other employee benefits increased primarily due to increased pension costs.  The increase in occupancy expense is primarily due to increased maintenance and repair costs, rent expense for the land at the new Oakwood office (opened May, 2007), and real estate taxes for the Oakwood office. Telephone expense increased due to increased network costs and a system upgrade.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2008, 2007, and 2006 were 25.2%, 24.9%, and 24.9%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and tax-exempt earnings from bank owned life insurance.

Assets

Net loans grew $6.9 million during 2008.  Commercial real estate loans increased $15.1 million while consumer loans decreased $10.0 million, reflecting a lower demand for consumer loans due to economic conditions during 2008.

Investment securities available for sale increased $48.8 million during 2008.  With a decreased demand for loans, management invested much of the deposit growth experienced during 2008 in investment securities.

Net premises and equipment was $1.4 million higher at December 31, 2008 than at December 31, 2007, primarily due to the purchase of land for a new South Lebanon office and the completion of construction on the Centerville office.  The rest of the increase represents information technology upgrades and miscellaneous furniture and equipment purchases.

Deposits

Total deposits at December 31, 2008 were $41.7 million greater than at December 31, 2007.  Of this increase, approximately $17.8 million was due to increases in public fund deposits by local governmental entities.  LCNB has also been receiving a higher than normal volume of deposits withdrawn from other banks due, in part, to the volatility of current economic conditions.

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

The liquidity of LCNB is enhanced by the fact that 79.6% of total deposits at December 31, 2008 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Liquid assets include cash, federal funds sold and securities available for sale.  Except for investments in the stock of the Federal Reserve Bank and FHLB, all of LCNB's investment portfolio is classified as "available for sale" and can be readily sold to meet liquidity needs.  At December 31, 2008, LCNB's liquid assets amounted to $154.3 million or 23.7% of total assets, an increase from $118.6 million or 19.6% of total assets at December 31, 2007.  With a decreased demand for loans, management invested much of the deposit growth experienced during 2008 in investment securities.

An additional source of funding is borrowings from the Federal Home Loan Bank ("FHLB").  FHLB borrowings of $5.0 million were outstanding at December 31, 2008 and the total available borrowing capacity at that date was approximately $54 million.

Short-term borrowings may include federal funds purchased and advances from a line of credit with another financial institution.  At December 31, 2008, LCNB could borrow up to $20 million through the line of credit and up to $17 million under federal funds arrangements with two other financial institutions. Nothing was outstanding under any of these programs at December 31, 2008.

Commitments to extend credit at December 31, 2008, totaled $89.6 million and standby letters of credit totaled $8.1 million and are more fully described in Note 12 to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Capital expenditures may include the construction or acquisition of new office buildings, improvements to LCNB's twenty-five offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Commitments for capital expenditures outstanding as of December 31, 2008 totaled approximately $90,000.  LCNB plans to build a new bank office in South Lebanon, Ohio during 2009 and was in the process of preparing bid requests at December 31, 2008. Construction contracts signed during January and February 2009 for this project totaled approximately $830,000.

The following table provides information concerning LCNB's contractual obligations at December 31, 2008:

		Payments due by period
			Over 1	Over 3
		1 year	through 3	through 5	More than
	Total	or less	years	years	5 years
	(In thousands)

Long-term debt obligations	$5,000				5,000
Operating lease obligations	6,007	389	670	391	4,557
Purchase obligations	90	90
Estimated pension plan contribution for 2009	690	690
Certificates of deposit:
$100,000 and over	76,475	39,385	24,930	3,968	8,192
Other time certificates	161,162	91,091	49,053	10,459	10,559
Total	$249,424	131,645	74,653	14,818	28,308

The following table provides information concerning LCNB's commitments at December 31, 2008:

		Amount of Commitment Expiration Per Period
	Total		Over 1	Over 3
	Amounts	1 year	through 3	through 5	More than
	Committed	or less	years	years	5 years
	(In thousands)

Commitments to extend credit	$5,711	5,711	-	-	-
Unused lines of credit	83,862	40,884	16,234	14,236	12,508
Standby letters of credit	8,138	1,176	59	200	6,703
Total	$97,711	47,771	16,293	14,436	19,211

On January 9, 2009, LCNB received $13.4 million of new capital from the U.S. Treasury under the CPP and issued 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to the Treasury for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26. The issuance of preferred stock significantly increased LCNB’s capital and liquidity levels. The preferred stock pays a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter if not redeemed first.  For more information regarding the terms of agreement between LCNB and the Treasury under the CPP and the securities issued by LCNB to the Treasury thereunder, please see the Current Report on Form 8-K filed by LCNB with the Securities and Exchange Commission on January 9, 2009 which is hereby, along with exhibits thereto, incorporated by reference.

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2008 and 2007, is included in Note 11, "Regulatory Matters", of the 2008 Annual Report to Shareholders.

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

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue.  Any shares purchased will be held for future corporate purposes.  However, as a participant in the U.S. Treasury’s Capital Purchase Program, LCNB will be prohibited from repurchasing additional shares of its common stock without prior government permission for a period of three years from the date of participation unless the preferred shares issued are no longer held by the U.S. Treasury Department.  Management currently intends to comply with this prohibition during the three year period and does not anticipate requesting prior permission for any stock repurchases.

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for the stock dividend.  Through December 31, 2008, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2008.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2008.  No shares were purchased under this program during 2008.

LCNB established an Ownership Incentive Plan during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights. The plan provides for the issuance of up to 200,000 shares, as restated for the stock dividend.  No awards were granted during 2005 or 2002.  Stock options for 13,918, 8,116, 7,934, 8,108 and 11,056 shares were granted to key executive officers of LCNB during the first quarters of 2008, 2007, 2006, 2004, and 2003, respectively.

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

Critical Accounting Policies

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  The allowance is an amount that management believes will be adequate to absorb inherent losses in the loan portfolio, based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard, or special mention.  For such loans an allowance is established when the discounted cash flows or collateral value is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Based on its evaluations, management believes that the allowance for loan losses will be adequate to absorb estimated losses inherent in the current loan portfolio.

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2008 are composed primarily of goodwill and a core deposit intangible related to the acquisition of Sycamore during the fourth quarter, 2007, an intangible related to Dakin’s 2006 purchase of AOC’s book of business, and mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible is being amortized on a straight line basis over six years.  The book of business purchased by Dakin consisted solely of a customer list intangible asset, which is being amortized over ten years.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Fair Value Accounting for Investment Securities.  All securities in LCNB’s investment securities portfolio at December 31, 2008 are classified as available for sale and, accordingly, are carried at estimated fair value.  Unrealized gains and losses, net of taxes, are reported as accumulated other comprehensive income or loss in shareholders’ equity.  Fair value is estimated using market quotations for corporate securities and equity investments.  Fair value for the majority of the remaining securities is estimated using the discounted cash flow method for each security with discount rates based on rates observed in the market.

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

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2 in February 2008.  It delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The new effective date for such assets and liabilities is deferred to fiscal years beginning after November 15, 2008.  The adoption of FSP No. 157-2 is not expected to have a material effect on LCNB’s consolidated financial statements.

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

LCNB CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31

2008
Interest income	$8,615	8,464	8,608	8,663
Interest expense	3,631	3,284	3,290	3,216
Net interest income	4,984	5,180	5,318	5,447
Provision for loan losses	83	51	188	298
Net interest income after provision	4,901	5,129	5,130	5,149
Total non-interest income	2,063	2,164	2,203	2,023
Total non-interest expenses	5,045	5,002	4,928	4,959
Income before income taxes	1,919	2,291	2,405	2,213
Provision for income taxes	475	593	611	546
Net income	$1,444	1,698	1,794	1,667

Earnings per common share:
Basic	$0.22	0.25	0.27	0.25
Diluted	0.22	0.25	0.27	0.25

2007
Interest income	$7,852	7,931	7,920	8,288
Interest expense	3,322	3,372	3,532	3,612
Net interest income	4,530	4,559	4,388	4,676
Provision for loan losses	60	23	75	108
Net interest income after provision	4,470	4,536	4,313	4,568
Total non-interest income	1,946	2,157	2,117	2,126
Total non-interest expenses	4,589	4,560	4,628	4,567
Income before income taxes	1,827	2,133	1,802	2,127
Provision for income taxes	429	536	432	538
Net income	$1,398	1,597	1,370	1,589

Earnings per common share:
Basic	$0.22	0.25	0.22	0.25
Diluted	0.22	0.25	0.22	0.25

Item 7A. Quantitative and Qualitative Disclosures About Market RiskMarket risk for LCNB is primarily interest rate risk.  LCNB attempts to mitigate this risk through asset/liability management strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates.  LCNB does not use derivatives such as interest rate swaps, caps or floors to hedge this risk.  LCNB has not entered into any market risk instruments for trading purposes.

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 300 basis points scenario to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2008 IRSA indicates that either an increase in interest rates at all shock levels or a decrease in interest rates of 200 basis points would have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$24,297	147	0.61%
Up 200	24,307	157	0.65%
Up 100	24,249	99	0.41%
Base	24,150	-	-%
Down 100	24,027	(123)	-0.51%
Down 200	24,162	12	0.05%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at December 31, 2008 is shown below.  As shown below, the December 31, 2008 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE, except for the up 300 basis points scenario, are within LCNB’s acceptable ranges.  The up 300 basis points scenario is slightly outside LCNB’s policy range of a 25% change, but management has determined the change is acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$54,975	(19,340)	-26.02%
Up 200	61,634	(12,681)	-17.06%
Up 100	68,210	(6,105)	-8.22%
Base	74,315	-	-%
Down 100	79,072	4,757	6.40%
Down 200	85,116	10,801	14.53%

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

Management maintains internal controls over financial reporting. The internal controls contain control processes and actions are taken to correct deficiencies as they are identified. The internal controls are evaluated on an ongoing basis by LCNB’s Management and Audit Committee. Even effective internal controls, no matter how well designed, have inherent limitations – including the possibility of circumvention or overriding of controls – and therefore can provide only reasonable assurance with respect to financial statement preparation. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed LCNB’s internal controls as of December 31, 2008, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, LCNB’s internal control over financial reporting met the criteria.

J.D. Cloud & Co. L.L.P., an independent registered public accounting firm, has issued an attestation on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2008.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson	/s/ Robert C. Haines II
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors February 27, 2009	Robert C. Haines II Executive Vice President & Chief Financial Officer February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have audited LCNB Corp. and subsidiaries’ internal control over financial reporting as of  December 31, 2008, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  LCNB Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management’s Assessment of Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion,  LCNB Corp. and subsidiaries  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of LCNB Corp. and subsidiaries, and our report dated February 27, 2009 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.

Certified Public Accountant

Cincinnati, Ohio

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the management of LCNB Corp. and subsidiaries.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCNB Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCNB Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio
February 27, 2009

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2008	2007
ASSETS:
Cash and due from banks	$11,278	17,498
Federal funds sold and interest-bearing demand deposits	6,742	13,692
Total cash and cash equivalents	18,020	31,190

Securities available for sale, at fair value	136,244	87,423
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,028	2,731
Loans, net	451,343	444,419
Premises and equipment, net	15,582	14,205
Goodwill	5,915	5,742
Other intangible assets, net	807	1,165
Bank owned life insurance	13,485	11,452
Other assets	5,307	5,731
TOTAL ASSETS	$649,731	604,058

LIABILITIES:
Deposits -
Noninterest-bearing	$82,645	81,397
Interest-bearing	494,977	454,532
Total deposits	577,622	535,929
Short-term borrowings	2,206	1,459
Long-term debt	5,000	5,000
Accrued interest and other liabilities	6,787	5,142
TOTAL LIABILITIES	591,615	547,530

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares - no par value, authorized 8,000,000 shares, issued 7,445,514 shares at December 31, 2008 and 2007	11,068	11,068
Surplus	14,792	14,761
Retained earnings	46,584	44,261
Treasury shares at cost, 758,282 shares at December 31, 2008 and 2007	(11,737)	(11,737)
Accumulated other comprehensive income (loss), net of taxes	(2,591)	(1,825)
TOTAL SHAREHOLDERS' EQUITY	58,116	56,528

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$649,731	604,058

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2008	2007	2006
INTEREST INCOME:
Interest and fees on loans	$29,024	27,066	25,284
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	160	163	189
Interest on investment securities-
Taxable	2,642	2,229	2,650
Non-taxable	1,995	1,879	1,967
Other short-term investments	529	654	458
TOTAL INTEREST INCOME	34,350	31,991	30,548

INTEREST EXPENSE:
Interest on deposits	13,145	13,445	12,113
Interest on short-term borrowings	13	181	90
Interest on long-term debt	263	212	30
TOTAL INTEREST EXPENSE	13,421	13,838	12,233
NET INTEREST INCOME	20,929	18,153	18,315
PROVISION FOR LOAN LOSSES	620	266	143

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,309	17,887	18,172

NON-INTEREST INCOME:
Trust income	1,861	1,890	1,932
Service charges and fees	4,254	4,103	4,103
Net gain (loss) on sales of securities	-	-	(12)
Insurance agency income	1,620	1,627	1,682
Bank owned life insurance income	534	472	464
Gains from sales of mortgage loans	11	47	47
Other operating income	173	207	129
TOTAL NON-INTEREST INCOME	8,453	8,346	8,345

NON-INTEREST EXPENSE:
Salaries and wages	8,888	8,040	7,860
Pension and other employee benefits	2,433	2,125	2,003
Equipment expenses	995	1,039	1,049
Occupancy expense, net	1,652	1,506	1,370
State franchise tax	639	630	622
Marketing	464	429	374
Intangible amortization	316	575	621
ATM expense	456	401	456
Computer maintenance and supplies	471	418	378
Telephone expense	442	424	324
Other non-interest expense	3,178	2,757	2,781
TOTAL NON-INTEREST EXPENSE	19,934	18,344	17,838

INCOME BEFORE INCOME TAXES	8,828	7,889	8,679
PROVISION FOR INCOME TAXES	2,225	1,935	2,165
NET INCOME	$6,603	5,954	6,514

Earnings per common share:
Basic	$0.99	0.94	1.00
Diluted	0.99	0.94	1.00

Weighted average shares outstanding:
Basic	6,687,232	6,368,046	6,484,837
Diluted	6,687,232	6,368,563	6,487,252

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2008	2007	2006

Net income	$6,603	5,954	6,514

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $234, $237, and $118 for 2008, 2007, and 2006, respectively)	453	458	228

Change in pension plan unrecognized net loss (net of taxes of $584 for 2007)	-	(1,134)	-

Reclassification adjustments for:

Net realized gain (loss) on sale of available-for-sale securities included in net income (net of taxes of $4 for 2006	-	-	8

Recognition of pension plan net loss (net of taxes of $627 and $4 for 2008 and 2007, respectively)	(1,219)	(8)	-

TOTAL COMPREHENSIVE INCOME	$5,837	5,270	6,750

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available for sale	$446	(7)	(465)
Net unfunded liability for defined benefit pension plan	(3,037)	(1,818)	(676)
Balance at year-end	$(2,591)	(1,825)	(1,141)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31,
(Dollars in thousands, except per share amounts)

						Accumulated
						Other	Total
	Common Shares			Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Amount	Surplus	Earnings	Shares	Income (Loss)	Equity

Balance, January 1, 2006	6,554,416	$10,560	10,562	39,612	(8,011)	(701)	52,022
Net income				6,514			6,514
Net unrealized gain (loss) on available-for-sale securities, net of tax and reclassification adjustment						236	236
Adjustment to initially apply SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Postretirement Plans,” (net of tax of $349)						(676)	(676)
Compensation expense relating to stock options			15				15
Treasury shares purchased	(174,780)				(3,231)		(3,231)
Cash dividends declared, $0.60 per share				(3,881)			(3,881)
Balance, December 31, 2006	6,379,636	10,560	10,577	42,245	(11,242)	(1,141)	50,999

Common shares issued in acquisition of Sycamore National Bank	341,746	508	4,160				4,668
Net income				5,954			5,954
Net unrealized gain (loss) on available-for-sale securities, net of tax						458	458
Change in pension plan unrecognized net loss, net of tax and reclassification adjustment						(1,142)	(1,142)
Compensation expense relating to stock options			24				24
Treasury shares purchased	(34,150)				(495)		(495)
Cash dividends declared, $0.62 per share				(3,938)			(3,938)
Balance, December 31, 2007	6,687,232	11,068	14,761	44,261	(11,737)	(1,825)	56,528

Net income				6,603			6,603
Net unrealized gain (loss) on available-for-sale securities, net of tax						453	453
Change in pension plan unrecognized net loss, net of tax and reclassification adjustment						(1,219)	(1,219)
Compensation expense relating to stock options			31				31
Cash dividends declared, $0.64 per share				(4,280)			(4,280)
Balance, December 31, 2008	6,687,232	11,068	14,792	46,584	(11,737)	(2,591)	58,116

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	6,603	5,954	6,514
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,096	2,186	2,251
Provision for loan losses	620	266	143
Deferred income tax provision (benefit)	(43)	(215)	(101)
Federal Home Loan Bank stock dividends	(82)	-	(151)
Increase in cash surrender value of bank owned life insurance	(534)	(472)	(464)
Realized (gain) loss on sales of securities available for sale	-	-	12
Realized (gain) loss on sale of premises and equipment	(3)	(8)	32
Origination of mortgage loans for sale	(971)	(2,796)	(2,757)
Realized gains from sales of mortgage loans	(12)	(47)	(47)
Proceeds from sales of mortgage loans	972	2,811	2,774
Compensation expense related to stock options	31	24	15
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(363)	383	176
Other assets	249	1,235	(448)
Other liabilities	(150)	(1,590)	331
TOTAL ADJUSTMENTS	1,810	1,777	1,766

NET CASH FLOWS FROM OPERATING ACTIVITIES	8,413	7,731	8,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	-	-	8,204
Proceeds from maturities of securities available for sale	44,525	37,876	48,267
Purchases of securities available for sale	(92,874)	(13,098)	(33,909)
Proceeds from redemption of Federal Home Loan Bank stock	-	1,000	-
Purchase of Federal Reserve Bank stock	(215)	(75)	-
Net (increase) decrease in loans	(8,013)	(13,921)	(31,887)
Purchase of bank owned life insurance	(1,500)	-	-
Net cash paid for business acquisitions	-	(1,093)	(515)
Additions to other real estate acquired through foreclosure	(37)	(14)	-
Proceeds from sales of other real estate acquired through foreclosure	877	-	84
Proceeds from sales of repossessed assets	10	-	-
Purchases of premises and equipment	(2,519)	(2,261)	(643)
Proceeds from sales of premises and equipment	3	8	6
NET CASH FLOWS FROM INVESTING ACTIVITIES	(59,743)	8,422	(10,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	41,693	12,876	(2,860)
Net increase (decrease) in short-term borrowings	747	(13,911)	14,333
Proceeds from long-term debt	-	5,000	-
Principal payments on long-term debt	-	-	(2,067)
Cash dividends paid	(4,280)	(3,938)	(3,881)
Purchases of treasury shares	-	(495)	(3,231)
NET CASH FLOWS FROM FINANCING ACTIVITIES	38,160	(468)	2,294

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,170)	15,685	181

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,190	15,505	15,324

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,020	31,190	15,505

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended December 31,
(Dollars in thousands)

	2008	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$13,501	14,014	12,157
Income taxes	2,375	2,244	2,196

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to real estate acquired through foreclosure	39	87	752
Transfer from loans to repossessed assets	60	-	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company"), an Ohio corporation formed in December 1998, is a financial holding company whose principal activities are the ownership of LCNB National Bank (the "Bank") and Dakin Insurance Agency, Inc. ("Dakin").  The Bank was founded in 1877 and provides full banking services, including trust and brokerage services, to customers primarily in the Southwestern Ohio area of Warren, Butler, Clinton, Clermont, Hamilton, and Montgomery Counties. Dakin is an independent insurance agency founded in 1876 and offers a wide range of insurance products for businesses and individuals in the Bank's primary market area.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.  The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles and with general practices in the banking industry.

USE OF ESTIMATES

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

INVESTMENT SECURITIES

All of the Company's debt securities are classified as available for sale and are reported at fair value with unrealized holding gains and losses reported net of income taxes as Accumulated Other Comprehensive Income, a separate component of shareholders' equity. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the level-yield method.  Realized gains or losses from the sale of securities are recorded on the trade date and are computed using the specific identification method.  Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Federal Home Loan Bank ("FHLB") stock is an equity interest in the Federal Home Loan Bank of Cincinnati.  It can be sold only at its par value of $100 per share and only to the FHLB or to another member institution.  In addition, the equity ownership rights are more limited than would be the case for a public company because of the oversight role exercised by the Federal Housing Finance Agency in the process of budgeting and approving dividends.  Federal Reserve Bank stock is similarly restricted in marketability and value.  Both investments are carried at cost, which is their par value.

FHLB and Federal Reserve Bank stock are both subject to minimum ownership requirements by member banks.  The required investments in common stock are based on predetermined formulae.

LOANS AND ALLOWANCE FOR LOAN LOSSES

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

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on both the straight-line and accelerated methods over the estimated useful lives of the assets, generally 15 to 40 years for premises and 3 to 10 years for equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs incurred for maintenance and repairs are expensed currently.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

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

GOODWILL AND OTHER INTANGIBLE ASSETS

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

BANK OWNED LIFE INSURANCE

The Company has purchased life insurance policies on certain officers of the Company.  The Company is the beneficiary of these policies and has recorded the estimated cash surrender value in other assets in the consolidated balance sheet.  Income on the policies, based on the increase in cash surrender value, is included in other non-interest income in the consolidated statements of income.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

FAIR VALUE MEASUREMENTS

LCNB adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” on January 1, 2008.  SFAS No. 159 permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings.  LCNB has not selected any financial instruments for the fair value option as of December 31, 2008.

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

ADVERTISING EXPENSE

Advertising costs are expensed as incurred and are recorded as a marketing expense, a component of non-interest expense.

EMPLOYEE BENEFITS

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

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

STOCK OPTIONS

The Company has an Ownership Incentive Plan (the "Plan") and follows the fair value method of accounting for stock options as described in Statement of  Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R generally requires an entity to recognize expense for the grant-date fair value of share-based compensation.  The fair value of the stock options is estimated at the date of grant using a Black-Scholes pricing model and related assumptions.  The estimated cost of share-based compensation is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period or five years.

INCOME TAXES

Deferred income taxes are determined using the liability method of accounting.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

The Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement 109,” effective January 1, 2007.  It requires management to perform an analysis of material tax positions taken in any income tax return for any tax jurisdiction and to determine the likelihood of the positions being sustained in a tax audit.  FIN 48 also includes guidance for measuring the benefits to be recorded and requires that a liability be established for tax benefits not recognized in the income statement.  Adoption of FIN 48 did not have a material effect on the Company’s financial statements.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

As of December 31, 2008 and 2007 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the two year period ended December 31, 2008.

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

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2 in February 2008.  It delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The new effective date for such assets and liabilities is deferred to fiscal years beginning after November 15, 2008.  The adoption of FSP No. 157-2 is not expected to have a material effect on LCNB’s consolidated financial statements.

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

NOTE 2 -

INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31 are summarized as follows (000’s):

	2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Agency notes	$44,264	372	-	44,636
U.S. Agency mortgage- backed securities	32,310	491	33	32,768
Corporate securities	1,010	4	1	1,013
Municipal securities:
Non-taxable	53,821	430	627	53,624
Taxable	3,605	46	4	3,647
Other debt securities	521	-	9	512
Marketable equity securities	37	7	-	44
	$135,568	1,350	674	136,244

	2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Agency notes	14,092	32	21	14,103
U.S. Agency mortgage- backed securities	22,697	53	284	22,466
Municipal securities:
Non-taxable	45,500	290	98	45,692
Taxable	5,128	49	34	5,143
Marketable equity securities	15	4	-	19
	$87,432	428	437	87,423

Contractual maturities of investment securities at December 31, 2008 were as follows (000’s).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

Due within one year	$13,266	13,320
Due from one to five years	49,322	49,856
Due from five to ten years	21,529	21,576
Due after ten years	18,583	18,168
	102,700	102,920
U.S. Agency mortgage-backed securities	32,310	32,768
Other debt securities	521	512
Marketable equity securities	37	44
	$135,568	136,244

NOTE 2 -

INVESTMENT SECURITIES (Continued)

Information concerning debt securities with gross unrealized losses at December 31, 2008, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (000’s):

	Less than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency mortgage- backed securities	$4,917	3	3,680	30
Corporate securities	256	1	-	-
Municipal securities:
Non-taxable	20,979	627	-	-
Taxable	-	-	321	4
Other debt securities	512	9	-	-
	$26,664	640	4,001	34

Unrealized losses on securities are primarily due to increases in market interest rates.  Unrealized losses on securities at December 31, 2008 have not been recognized into income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

No investment securities were sold during 2008 and 2007.  For the year ended December 31, 2006, proceeds from sales of securities available for sale amounted to $8,204,000.  No gross gains were realized on sales during 2006 and gross realized losses during 2006 amounted to $12,000.

Investment securities with a market value of $125,024,000 and $76,068,000 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 3 -

LOANS

Major classifications of loans at December 31 are as follows (000's):

	2008	2007

Commercial and industrial	$38,724	37,325
Commercial, secured by real estate	174,493	159,384
Residential real estate	194,039	193,920
Consumer	33,369	43,410
Agricultural	3,216	2,707
Other loans, including deposit overdrafts	9,203	9,114
	453,044	445,860
Deferred net origination costs	767	1,027
	453,811	446,887
Less allowance for loan losses	2,468	2,468
Loans-net	$451,343	444,419

Changes in the allowance for loan losses were as follows (000's):

	2008	2007	2006

BALANCE - BEGINNING OF YEAR	$2,468	2,050	2,150
Allowance related to Sycamore acquisition	-	453	-
Provision for loan losses	620	266	143
Charge-offs	(1,047)	(688)	(640)
Recoveries	427	387	397
BALANCE - END OF YEAR	$2,468	2,468	2,050

Charge-offs for 2008 include consumer loan charge-offs totaling $617,000, compared to $231,000 in consumer loan charge-offs during 2007.  The increase in consumer loan charge-offs reflects a greater number of delinquent loans, primarily due to deteriorating economic conditions.

Non-accrual, past-due, and restructured loans at December 31 were as follows (000’s):

	2008	2007

Non-accrual loans	$2,281	120
Past-due 90 days or more and still accruing	806	247
Restructured loans	332	2,222
Total	$3,419	2,589

NOTE 3 -

LOANS (Continued)

Non-accrual loans at December 31, 2008 consisted primarily of a commercial real estate loan that had been classified as restructured at December 31, 2007.  The balance of this loan at December 31, 2008 and December 31, 2007 was $2,149,000 and $2,198,000, respectively.  It was classified as restructured at December 31, 2007 because of LCNB’s agreement during the second quarter 2007 to accept interest only payments monthly for a period of one year, pending the sale of the underlying real estate collateral.  The loan was classified as non-accrual during the second quarter 2008 because the collateral property remained unsold after being on the market for approximately one year and because the borrower does not have the financial ability to make payments according to the original loan terms.  During the fourth quarter of 2008 the borrower entered into a third party short-term lease agreement whereby substantially all of the lease payment proceeds are remitted to the Company.  The borrower is continuing efforts to sell the property.  The remaining balance of non-accrual loans at December 31, 2008 consisted of three real estate mortgage loans.  Interest income that would have been recorded during 2008 if loans on non-accrual status at December 31, 2008 had been current and in accordance with their original terms was approximately $84,000.

Non-accrual loans at December 31, 2007 consisted of two real estate mortgage loans.  Interest income that would have been recorded during 2007 if loans on non-accrual status at December 31, 2007 had been current and in accordance with their original terms was approximately $5,000.

Loans classified as past-due 90 days or more and still accruing interest at December 31, 2008 consisted of fourteen consumer loans totaling $58,000, two commercial real estate loans to the same borrower totaling $673,000, and two residential mortgage loans totaling  $75,000.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2007 consisted of residential mortgage and consumer loans.

Restructured loans at December 31, 2008 consisted of a commercial real estate loan in the amount of $310,000 and a matured home equity line of credit loan currently being paid under a forbearance agreement.  Restructured loans at December 31, 2007 consisted of the commercial real estate loan described above in the non-accrual loans discussion and the matured home equity line of credit currently being paid under a forbearance agreement.

The following is a summary of information pertaining to loans considered to be impaired in accordance with SFAS No. 114 at December 31 (000’s):

	2008	2007

Impaired loans without a valuation allowance	$2,451	51
Impaired loans with a valuation allowance	3,121	4,415
Total impaired loans	5,572	4,466

Valuation allowance related to impaired loans	$630	868

A loan with a balance of $791,000 included in impaired loans without a valuation allowance is partially guaranteed by the Small Business Administration under its Basic 7(a) Loan Program.  If the borrower should default, the Small Business Administration will reimburse LCNB for up to 75% of any resulting losses.

NOTE 3 -

LOANS (Continued)

The average balance of impaired loans during 2008, 2007 and 2006 was $5,697,000, $4,823,000, and $3,486,000, respectively.  During 2008 the Company recognized approximately $289,000 of interest income on impaired loans, of which $57,000 was recognized on a cash basis.  During 2007 the Company recognized approximately $401,000 of interest income on impaired loans, of which $58,000 was recognized on a cash basis.  During 2006 the Company recognized approximately $193,000 of interest income on impaired loans, of which $50,000 was recognized on a cash basis.  LCNB continued to accrue interest on certain loans classified as impaired during 2008, 2007, and 2006 because they were considered well secured and in the process of collection.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at December 31, 2008, 2007 and 2006 were $37,783,000, $43,005,000, and $42,431,000 respectively.

Approximately $11,000, $32,000, and $30,000 in mortgage servicing rights were capitalized and $53,000, $61,000, and $73,000 were amortized to loan servicing income, which is included with service charges and fees in the consolidated statements of income, during the years ended  December 31, 2008, 2007, and 2006, respectively.

Real estate acquired through foreclosure was $39,000 and $853,000 at December 31, 2008 and 2007, respectively, and is included in “other assets” in the consolidated balance sheets.  Real estate acquired at December 31, 2008 consisted of one single-family residential home.  Real estate acquired at December 31, 2007 consisted of two single-family residential homes.  Other repossessed assets totaled $50,000 at December 31, 2008 and is also included in other assets in the consolidated balance sheets.  No repossessed assets were recorded at December 31, 2007.

NOTE 4 -

PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (000's):

	2008	2007

Land	$4,254	2,539
Buildings	13,569	12,960
Equipment	10,864	10,195
Construction in progress	50	711
Total	28,737	26,405
Less – Accumulated depreciation	13,155	12,200
Premises and equipment – net	$15,582	14,205

Depreciation charged to income was $1,142,000 in 2008, $1,103,000 in 2007, and $1,086,000 in 2006.

NOTE 5 -

LEASES

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  At December 31, 2008, required minimum annual rentals due in the future on non-cancelable leases having terms in excess of one year aggregated $6,007,000.  Minimum annual rentals for each of the years 2009 through 2013 are as follows (000's):

2009	$389
2010	377
2011	293
2012	234
2013	157
Thereafter	4,557
$6,007

Rental expense for all leased branches and equipment amounted to $452,000 in 2008, $465,000 in 2007, and $433,000 in 2006.

NOTE 6 -

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill relating to the acquisition of Sycamore was $5,915,000 and $5,742,000 at December 31, 2008 and 2007, respectively.

Other intangible assets at December 31, 2008 and 2007 were as follows (000’s):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2008:
Core deposit intangible	$343	57	286
Intangible related to branch purchases	6,106	6,106	-
Customer list intangible	515	133	382
Mortgage servicing rights	534	396	138
Other intangibles	109	108	1
Total	$7,607	6,800	807

NOTE 6 -

GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2007:
Core deposit intangible	$343	-	343
Intangible related to branch purchases	6,106	5,906	200
Customer list intangible	515	81	434
Mortgage servicing rights	523	343	180
Other intangibles	109	101	8
Total	$7,596	6,431	1,165

During December, 2007 the Company recorded core deposit intangibles totaling $343,000 in connection with the acquisition of Sycamore.  The core deposit intangible is being amortized on a straight-line basis over the six-year estimated useful life of the deposit base.

The intangible related to branch purchases relates to the purchase of three branch offices from another bank in 1997.  Management determined that this purchase did not meet the definition of a business combination and continued to amortize the intangible over ten years.  The customer list intangible relates to the purchase by Dakin of the existing book of business of another insurance agency in 2006.  This purchase consisted solely of a customer list intangible asset, which is being amortized over ten years.

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from 5 to 10 years.

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2008 is as follows (000’s):

2009	$149
2010	140
2011	134
2012	130
2013	124

NOTE 7 -

CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2008 were as follows (000’s):

	Certificates
	Equal To or	All Other
	Over $100,000	Certificates	Total

2009	$39,385	91,091	130,476
2010	20,907	35,305	56,212
2011	4,023	13,748	17,771
2012	1,210	3,959	5,169
2013	2,758	6,500	9,258
Thereafter	8,192	10,559	18,751
	$76,475	161,162	237,637

NOTE 8 -

BORROWINGS

At December 31, 2008 and 2007, long-term debt consisted of a $5.0 million Federal Home Loan Bank of Cincinnati note. The Federal Home Loan Bank note had a ten-year maturity and an interest rate of 5.25%. It matures in March 2017.  Interest on the note was fixed and payable monthly.  The note was secured by $6.3 million of 1-4 family residential mortgage loans.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity at December 31, 2008 was approximately $54 million.

An additional $15.0 million was borrowed from the Federal Home Loan Bank of Cincinnati during February 2009 in the form of three separate $5.0 million advances.  Two of the $5.0 million advances were borrowed under the FHLB’s Constant Monthly Payment Advance (“CMPA”) program.  The CMPA program provides for monthly principal and interest payments and the borrowing will be fully amortized by the maturity date.  The first CMPA  has a five-year maturity and a fixed interest rate of 2.45% and the second CMPA has a ten-year maturity and a fixed interest rate of 2.82%.  The third advance has a two-year maturity and a fixed interest rate of 2.1% and all principal is due at maturity.

At December 31, 2008, short-term borrowings of $2,206,000 consisted of U.S. Treasury demand note borrowings.  Interest on these borrowings is variable and the U.S. Treasury was not charging interest at December 31, 2008.  At December 31, 2007, short-term borrowings of $1,459,000 consisted of U.S. Treasury demand note borrowings bearing a variable interest rate of 3.59%.

At December 31, 2008, the Company had short-term borrowing arrangements with three different financial institutions.  The first arrangement provides that the Company can borrow up to $7 million in federal funds at the interest rate in effect at the time of the borrowing.  The second arrangement provides that the Company can borrow up to $10 million in federal funds at the interest rate in effect at the time of the borrowing.  The third arrangement is a short-term line of credit for a maximum amount of $20 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Nothing was outstanding under any of these programs at December 31, 2008.

NOTE 8 -

BORROWINGS (continued)

During February, 2008, the Company was approved for a Cash Management Advance program with the Federal Home Loan Bank of Cincinnati.  Under this program, the Company can borrow up to $30.1 million in short-term advances.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   The interest rate on the Cash Management Advance program is the published rate in effect at the time of the advance.  Nothing was outstanding under this program at December 31, 2008.

NOTE 9 -

INCOME TAXES

The provision for federal income taxes consists of (000's):

	2008	2007	2006

Income taxes currently payable	$2,172	2,150	2,266
Deferred income tax provision (benefit)	53	(215)	(101)
Provision for income taxes	$2,225	1,935	2,165

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2008	2007	2006

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(6.9)	(7.1)	(6.9)
Tax exempt income on bank owned life insurance	(2.1)	(2.0)	(1.8)
Other – net	0.2	-	(0.4)
Effective tax rate	25.2%	24.9%	24.9%

NOTE 9 -

INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31 consist of the following (000's):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$839	718
Amortization of intangibles	379	526
Unrealized losses on securities available for sale	-	3
Pension and deferred compensation	1,748	941
	2,966	2,188

Deferred tax liabilities:
Depreciation of premises and equipment	(708)	(445)
Unrealized gains on securities available for sale	(230)	-
Deferred loan fees	(112)	(12)
FHLB stock dividends	(267)	(157)
	(1,317)	(614)
Net deferred tax asset	$1,649	1,574

The Company is no longer subject to examination by federal tax authorities for years before 2005.

NOTE 10 -

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

NOTE 10 -

COMMITMENTS AND CONTINGENT LIABILITIES (continued)

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (000’s):

	2008	2007
Commitments to extend credit:
Fixed rate	$2,655	602
Adjustable rate	3,056	40
Unused lines of credit:
Fixed rate	2,807	5,078
Adjustable rate	70,647	74,298
Unused overdraft protection amounts on
demand and NOW accounts	10,408	9,853
Standby letters of credit	8,138	8,404
	$97,711	98,275

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract or agreement.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At December 31, 2008 and 2007, outstanding guarantees of approximately $1.8 million and $2.1 million, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at December 31, 2008 and 2007 was approximately $6.3 million.  This agreement has a final maturity date of January, 2012.

The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include deposit accounts, accounts receivable, inventory, property, plant and equipment, residential realty, and income-producing commercial properties.

A $25 million letter of credit was issued by the FHLB of Cincinnati during July, 2006 in favor of a local government entity as security for certain public funds on deposit with the Bank.  The letter of credit is secured by a blanket pledge of 1-4 family residential mortgage loans.  It matured on August 1, 2008, and the expiration date was extended at that time to July 31, 2009.  The Company currently pays a monthly fee for the letter of credit equal to 10 to 15 basis points of the average daily balance of public fund deposits secured by the letter of credit.

NOTE 10 -

COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Capital expenditure commitments for building projects and information and technology system improvements totaled $90,000 at December 31, 2008.  LCNB plans to build a new bank office in South Lebanon, Ohio during 2009 and was in the process of preparing bid requests at December 31, 2008. Construction contracts signed during January and February 2009 for this project totaled approximately $830,000.

The Company and its subsidiaries are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

NOTE 11 -

REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2008 and 2007, the Bank was required to maintain average reserve balances of $3,020,000 and $1,496,000, respectively.  The required reserve balances at December 31, 2008 and 2007 were $1,433,000 and $1,422,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2009, the restrictions generally limit dividends to the aggregate of net income for the year 2009 plus the net earnings retained for 2008 and 2007.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2008, approximately $2,086,000 of the Bank’s earnings retained were available for dividends in 2009 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

NOTE 11 -

REGULATORY MATTERS (continued)

A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows ($000's):

	2008		2007
	Consolidated		Consolidated
	Company	Bank	Company	Bank

Regulatory Capital:
Shareholders' equity	$58,116	55,783	56,528	54,436
Goodwill and other intangible assets	(6,600)	(6,214)	(6,746)	(6,303)
Accumulated other comprehensive income	2,591	2,586	1,825	1,824
Tier 1 risk-based capital	54,107	52,155	51,607	49,957
Eligible allowance for loan Losses	2,468	2,468	2,468	2,468
Total risk-based capital	$56,575	54,623	54,075	52,425

Capital Ratios:
Total risk-based	12.61%	12.19%	12.51%	12.15%
Tier 1 risk-based	12.06%	11.64%	11.94%	11.58%
Leverage	8.19%	7.91%	9.22%	8.94%

NOTE 12 -

EMPLOYEE BENEFITS

The Company's noncontributory defined benefit retirement plan covers substantially all regular full-time employees.  The benefits are based on years of service and the employee's highest average compensation during five consecutive years.  Pension costs are funded based on the Plan's actuarial cost method.  At December 31, 2008, all plan assets were invested in money market funds.  All plan assets were invested in time and other deposits with the Bank at December 31, 2007.  At December 31, 2006, $532,000 of plan assets were invested in U.S. Treasury notes and $7,907,000 were invested in time and other deposits with the Bank.

The Company uses a December 31 measurement date for its retirement plan.

The components of net periodic pension cost are summarized as follows (000's):

	2008	2007	2006

Service cost	$746	806	682
Interest cost	559	426	385
Expected return on plan assets	(528)	(472)	(423)
Recognized net actuarial loss (gain)	122	12	8
Net periodic pension cost	$899	772	652

NOTE 12 -

EMPLOYEE BENEFITS  (Continued)

A reconciliation of changes in the benefit obligation and funded status of the Plan at December 31 follows (000's):

	2008	2007
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$10,174	8,128
Service cost	746	806
Interest cost	559	426
Actuarial (gain) or loss	1,880	1,595
Benefits paid	(11)	(781)
Projected benefit obligation at end of year	13,348	10,174

Change in plan assets
Fair value of plan assets at beginning of year	9,051	8,439
Actual return on plan assets	425	325
Employer contribution	655	1,068
Benefits paid	(11)	(781)
Fair value of plan assets at end of year	10,120	9,051

Funded status	$(3,228)	(1,123)

At December 31, 2008, accumulated other comprehensive income included $3,037,000, net of tax, of unrecognized net actuarial loss.

Significant actuarial assumptions used for 2008 and 2007 included a discount rate of 5.50%, an expected long-term rate of return on Plan assets of 5.50%, and a future compensation rate increase of 4.00%.  The expected long-term rate of return on Plan assets was estimated using historic returns on investments, adjusted for expected long-term interest rates.

The accumulated benefit obligation at December 31, 2008 and 2007 was $9,298,000 and $9,059,000, respectively.

The Company expects to contribute approximately $690,000 to its retirement plan in 2009.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid (000's):

2009	$64
2010	117
2011	135
2012	177
2013	370
2014 through 2018	4,699
Total	$5,562

NOTE 12 -

EMPLOYEE BENEFITS  (Continued)

The estimate of future benefits does not consider the anticipated impact resulting from certain plan changes made in 2009, as described below.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2008 and 2007 was $1,499,000 and $1,302,000, respectively.

The Bank also has a supplemental income plan which provides a covered employee an amount based on a percentage of average compensation, payable annually for ten years upon retirement. The projected benefit obligation included in other liabilities for this supplemental income plan at December 31, 2008 and 2007 is $317,000 and $295,000, respectively. The discount rate used to determine the present value of the obligation was 5.25% in 2008 and 5.50% in 2007. The service cost associated with this plan was $21,000 for 2008, $21,000 for 2007, and $21,000 for 2006.  Interest costs were approximately $17,000, $15,000, and $13,000 for 2008, 2007, and 2006, respectively.  Both of these plans are nonqualified and unfunded. Participation in each plan is limited to a select group of management.

The Company’s Board of Directors adopted a 401(k) plan on March 13, 2006 to provide a retirement savings vehicle for eligible employees of the Company and its subsidiaries.  Participants may choose to make before-tax and/or Roth after-tax contributions to their 401(k) plans.  All contributions are immediately 100% vested.  The Company pays certain administrative costs of the 401(k) Plan, but, prior to January 1, 2009, did not match employee contributions.

Effective January 1, 2009, LCNB redesigned its noncontributory defined benefit retirement plan and merged its single-employer plan into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Accordingly, the assets and obligations of the single-employer plan were transferred to the multiple-employer plan in January 2009.  At that time, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the pension plan related balance sheet accounts were adjusted resulting in an approximate $3.0 million increase in other comprehensive income and a $722,000 charge to non-interest expense.  Employees hired on or after January 1, 2009 are not eligible to participate in the plan.

Effective February 1, 2009, LCNB amended the plan to reduce benefits for those whose age plus vesting service equaled less than 65 at that date.  Also effective February 1, 2009, an enhanced 401-K plan was made available to those hired on or after January 1, 2009 and to those who received benefit reductions from the amendments to the noncontributory defined benefit retirement plan.  Employees hired on or after January 1, 2009 will receive a 50% employer match on their contributions into their 401-K plans, up to a maximum LCNB contribution of 3% of each individual employee’s annual compensation.  Employees who received a benefit reduction under the retirement plan amendments will receive an automatic contribution of 5% or 7% of annual compensation, depending on the sum of an employee’s age and vesting service, into their 401-K plans, regardless of the contributions made by the employees.  These employees will not receive any employer matches to their 401-K contributions.

NOTE 12 -

EMPLOYEE BENEFITS  (Continued)

Effective February 1, 2009, LCNB established a nonqualified defined benefit retirement plan for certain highly compensated employees.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.  The terms of the plan are currently being formalized and LCNB expects the final document to be completed during the second quarter 2009.

NOTE 13 -

STOCK OPTIONS AND AWARDS

The Company established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.  As of December 31, 2008, only stock options have been granted under the Plan. Options granted to date vest ratably over a five year period and expire ten years after the date of grant. No awards were granted during 2005 or 2002.  Stock options outstanding at December 31, 2008 were as follows:

	Outstanding		Exercisable
Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised	Expiration Date
$13.09	11,056	$13.09	11,056	$13.09	-	Feb, 2013
17.66	8,108	17.66	6,486	17.66	-	Jan, 2014
18.95	7,934	18.95	3,174	18.95	-	Jan, 2016
17.88	8,116	17.88	1,623	17.88	-	Feb, 2017
12.55	13,918	12.55	-	-	-	Feb, 2018
	49,132	15.43	22,339	15.60	-

The following table summarizes stock option activity for the years indicated:

	Year ended December 31,
	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	35,214	$16.57	27,098	$16.17	19,164	$15.02
Granted	13,918	12.55	8,116	17.88	7,934	18.95
Exercised	-	-	-	-	-	-
Outstanding, end of year	49,132	15.43	35,214	16.57	27,098	16.17
Exercisable, end of year	22,339	15.60	15,297	15.15	9,877	14.59

NOTE 13 -

STOCK OPTIONS AND AWARDS (continued)

There was no aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at December 31, 2008 because no options were “in the money” (market price greater than exercise price) at that date.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

The estimated weighted-average fair value of the options granted in 2008, 2007, and 2006 were $2.27, $3.76, and $4.51 per option, respectively.  The fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2008	2007	2006
Risk-free interest rate	3.56%	4.83%	4.64%
Average dividend yield	3.77%	3.68%	3.04%
Volatility factor of the expected market
price of the Company's common stock	22.72%	22.41%	22.70%
Average life	8.2 years	8.3 years	8.5 years

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2008, 2007, and 2006 was $31,000, $24,000, and $15,000, respectively. Total compensation cost related to option awards to be recognized ratably through the first quarter of 2013 is approximately $50,000.

NOTE 14 -

EARNINGS PER SHARE

Earnings per share for the years ended December 31 were calculated as follows ($000’s except per share data):

	2008	2007	2006

Net income	$6,603	5,954	6,514

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,368,046	6,484,837
Add - Dilutive effect of stock options	-	517	2,415
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,687,232	6,368,563	6,487,252

Basic earnings per common share	$0.99	0.94	1.00
Diluted earnings per common share	0.99	0.94	1.00

NOTE 15 -

RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectibility or present other unfavorable features.  At December 31, 2008 and 2007, executive officers, directors and related interests of such persons were indebted to the Bank directly or as guarantors in the aggregate amount of $1,634,000 and $1,635,000, respectively.  Such activity for these officers and directors was as follows (000's):

	2008	2007

Beginning balances	$1,635	1,953
Additions	1,132	708
Reductions	(1,133)	(1,026)
Ending Balance	$1,634	1,635

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2008 and 2007 amounted to $5,080,000 and $7,861,000, respectively.

NOTE 16 -

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

The transaction with Sycamore, which was accounted for under the purchase accounting method, included the recognition of approximately $343,000 in core deposit intangibles and an adjusted value of $5,915,000 in goodwill, which is the excess of the purchase price over the fair value of identifiable net assets.  Based on an evaluation of its estimated useful life, the core deposit intangible is being amortized over six years using the straight-line method.

NOTE 16 -

ACQUISITIONS (continued)

Originally recorded goodwill of $5,742,000 was revised as additional information became available and integration plans were finalized during 2008.  Purchase accounting adjustments were made during 2008 primarily to adjust accrued and deferred tax balances and to finalize various liabilities established at the time of the acquisition for certain merger related costs related to severance and personnel related charges, professional fees, contract termination costs, systems conversion, and related charges.  The total liability established at the time of acquisition was approximately $435,000.  The amount utilized during 2007 was approximately $27,000 and an additional $362,000 was utilized during 2008.  The remainder of the liability was adjusted to goodwill during 2008.

The adjusted fair values of Sycamore’s assets and liabilities acquired at the time of the acquisition were as follows ($000's):

Fair Value
Assets:
Cash and due from banks	$1,235
Federal funds sold and interest-bearing demand deposits	2,644
Securities available for sale	504
Federal Reserve Bank and Federal Home Loan Bank stock	325
Loans, net	42,837
Premises and equipment, net	957
Core deposit intangibles	343
Goodwill	5,915
Other assets	331
Total assets	55,091
Liabilities:
Deposits	44,438
Other liabilities	1,010
Total liabilities	45,448
Net assets acquired	$9,643

NOTE 16 -

ACQUISITIONS (continued)

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

	Year ended December 31, 2007 (unaudited)
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

NOTE 16 -

ACQUISITIONS (continued)

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

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for Corporate Securities is determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, approximately $501,000 is invested in a mutual fund.  LCNB uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because LCNB does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been classified as a level 3 investment.  Additionally, Dakin owns stock in an insurance company and market quotations (level 1) are used to determine fair value for this investment.

During the fourth quarter 2008 certain tax-exempt municipal securities were reclassified from level 2 to level 3, effective as of the beginning of 2008, because these securities were negotiated directly with the municipalities involved and no active markets exist for them.

The following table summarizes the valuation of LCNB’s available-for-sale securities by the input levels defined by SFAS No. 157 as of December 31, 2008 (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$136,244	1,057	132,731	2,456

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

During the fourth quarter 2008 certain tax-exempt municipal securities were reclassified from level 2 to level 3, effective as of the beginning of 2008, because these securities were negotiated directly with the municipalities involved and no active market for them exists.  The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for 2008 (000’s):

2008

Beginning balance	$1,592
Purchases	852
Dividends reinvested	21
Net change in unrealized gains (losses) included in other comprehensive income	(9)
Ending balance	$2,456

Assets that may be recorded at fair value on a nonrecurring basis include impaired loans, real estate acquired through foreclosure, and other repossessed assets.  A loan is considered impaired when management believes it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent, if this value is less than the loan balance.  When the fair value of the collateral is based on an observable market price or current appraised value, the valuation is considered a level 2 fair value.  When an appraised value is not available and there is not an observable market price, the resulting valuation is considered a level 3 fair value.

Real estate acquired through foreclosure is adjusted to fair value upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  A valuation based on current appraised value is considered a level 2 fair value.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents LCNB’s impaired loans, real estate acquired through foreclosure, and repossessed assets measured at fair value on a nonrecurring basis as of December 31, 2008 by the level in the fair value hierarchy within which those measurements fall (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,491	-	-	2,491
Real estate acquired through foreclosure	39	-	39	-
Repossessed assets	50	-	50	-
Totals	2,580	-	89	2,491

Carrying amounts and estimated fair values of financial instruments as of December 31, were as follows (000’s):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$18,020	18,020	31,190	31,190
Securities available for sale	136,244	136,244	87,423	87,423
Federal Reserve Bank and Federal Home Loan Bank stock	3,028	3,028	2,731	2,731
Loans, net	451,343	465,201	444,419	450,476

FINANCIAL LIABILITIES:
Deposits	577,622	581,536	535,929	538,327
Short-term borrowings	2,206	2,206	1,459	1,459
Long-term debt	5,000	5,493	5,000	5,672

The fair value of off-balance-sheet financial instruments at December 31, 2008 and 2007 was not material.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Investment securities

Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and/or discounted cash flow analyses.  The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the respective redemptive provisions.

Loans

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, incorporating assumptions of current and projected prepayment speeds.

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

NOTE 18 -

SUBSEQUENT EVENT

On January 9, 2009, LCNB received $13.4 million of new equity capital from the U.S. Department of the Treasury’s Capital Purchase Program (CPP) established under the Emergency Economic Stabilization Act of 2008.  The investment by the U.S. Treasury Department is comprised of $13.4 million in preferred shares, with a warrant to purchase 217,063 common shares of LCNB at an exercise price of $9.26, with a term of ten years.  The preferred shares will pay a dividend of 5% per year for the first five years and will pay 9% thereafter.  LCNB has the option to buy back the preferred shares anytime after three years, at par, without penalty.  Participation in the CPP is voluntary and requires participating institutions to comply with a number of restrictions and provisions, including, but not limited to, restrictions on compensation of certain executive officers and limitations on stock repurchase activities and dividend payments.  Generally, LCNB will be unable to increase dividends to common shareholders or repurchase common shares without U.S. Treasury permission for a period of three years from the date of participation unless the preferred securities are no longer held by the U.S. Treasury.  Additionally, no dividends may be paid on common stock unless and until all accrued and unpaid dividends for all past dividend periods owed to the Treasury on the preferred shares are fully paid.  For more information regarding the terms of agreement between LCNB and the Treasury under the CPP and the securities issued by LCNB to the Treasury thereunder, please see the Current Report on Form 8-K filed by LCNB with the Securities and Exchange Commission on January 9, 2009 which is hereby, along with exhibits thereto, incorporated by reference.

NOTE 19 -

PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the LCNB Corp., parent company only, follows (000’s):

Condensed Balance Sheets:
December 31,
	2008	2007
Assets:
Cash on deposit with subsidiary	$1,284	276
Corporate and municipal debt securities	-	747
Investment in subsidiaries	56,820	55,496
Other assets	12	15
Total assets	$58,116	56,534

Liabilities	$-	6

Shareholders' equity	58,116	56,528
Total liabilities and shareholders' equity	$58,116	56,534

NOTE 19 -

PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Income
Year ended December 31,	2008	2007	2006

Income:
Dividends from subsidiary	$4,400	8,500	4,500
Interest	15	21	68
Total income	4,415	8,521	4,568

Total expenses	36	26	19

Income before income tax benefit and equity in undistributed income of subsidiaries	4,379	8,495	4,549
Income tax benefit	12	9	7
Equity in undistributed income of subsidiaries	2,212	(2,550)	1,958
Net income	$6,603	5,954	6,514

Condensed Statements of Cash Flows
Year ended December 31,	2008	2007	2006

Cash flows from operating activities:
Net income	$6,603	5,954	6,514
Adjustments for non-cash items -
(Increase) decrease in undistributed
income of subsidiaries	(2,212)	2,550	(1,958)
Other, net	2	27	52
Net cash flows from operating activities	4,393	8,531	4,608

Cash flows from investing activities:
Purchases of securities available for sale	-	-	-
Proceeds from maturities of securities
available for sale	745	800	1,851
Cash paid for Sycamore National Bank Acquisition	-	(4,975)	-
Return of capital by subsidiary	150	100	-
Capital contribution to subsidiary	-	-	(65)
Net cash flows from investing activities	895	(4,075)	1,786

Cash flows from financing activities:
Treasury shares purchased	-	(495)	(3,231)
Cash dividends paid	(4,280)	(3,938)	(3,881)
Net cash flows from financing activities	(4,280)	(4,433)	(7,112)
Net change in cash	1,008	23	(718)
Cash at beginning of year	276	253	971
Cash at end of year	$1,284	276	253

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2008 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter, 2008, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 28, 2009, which proxy statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2008, (the “Proxy Statement”) are incorporated by reference into Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the Proxy Statement relating to "Directors and Executive Officers of the Registrant" is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the Proxy Statement relating to "Compensation of Directors and Executive Officers" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the Proxy Statement relating to "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Proxy Statement relating to "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information contained in the Proxy Statement relating to "Principal Accounting Fees and Services" is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – None

3.	Exhibits required by Item 601 Regulation S-K.
	(a) Exhibit No.	Exhibit Description
	2	Amended and Restated Affiliation Agreement between LCNB Corp., LCNB National Bank, and Sycamore National Bank dated September 24, 2007 (1)
	3.1	Amended and Restated Articles of Incorporation of LCNB Corp., as amended
	3.2	Code of Regulations of LCNB Corp. (2)
	4.1	Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009 (3)
Material Contracts:
	10.1	LCNB Corp. Ownership Incentive Plan (4)
	10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan (5)
	10.3	Letter Agreement, dated as of January 9, 2009 between the Registrant and the U.S. Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms (6)
	10.4	Nonqualified Defined Benefit Retirement Plan for Certain Highly Compensated Employees (a description of which is included herein in Note 12, page 80)
	13	Portions of LCNB Corp. 2008 Annual Report (pages 1, 2, 7, and 8)
	14.1	LCNB Corp. Code of Business Conduct and Ethics (7)
	14.2	LCNB Corp. Code of Ethics for Senior Financial Officers (8)
	21	LCNB Corp. Subsidiaries
	23	Consent of Independent Registered Public Accounting Firm
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32	Section 1350 Certifications

(1)

Incorporated by reference to Form S-4A, Annex A, filed October 22, 2007.

(2)

Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

(3)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 4.1.

(4)

Incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A  (000-26121).

(5)

Incorporated by reference to Registrant’s 2005 Form 10-K, Exhibit 10.2.

(6)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 10.1.

(7)

Incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.1.

(8)

Incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Stephen P. Wilson
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors
March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stephen P. Wilson	/s/ Spencer S. Cropper
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors (Principal Executive Officer) March 2, 2009	Spencer S. Cropper Director March 2, 2009

/s/ Robert C. Haines II	/s/ William H. Kaufman
Robert C. Haines II Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer) March 2, 2009	William H. Kaufman Director March 2, 2009

/s/ Steve P. Foster	/s/ George L. Leasure
Steve P. Foster President, Director March 2, 2009	George L. Leasure Director March 2, 2009

/s/ David S. Beckett	/s/ Joseph W. Schwarz
David S. Beckett Director March 2, 2009	Joseph W. Schwarz Director March 2, 2009

/s/ Rick L. Blossom	/s/ Kathleen Porter Stolle
Rick L. Blossom Director March 2, 2009	Kathleen Porter Stolle Director March 2, 2009