Form 10-Q
period 2009-03-31
LCNB CORP
filed 2009-04-27
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

 (      )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

                                                  [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of April 27, 2009 was 6,687,232 shares.

LCNB Corp.

INDEX
Page No.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -
March 31, 2009, and December 31, 2008	3

Consolidated Statements of Income -
Three Months Ended March 31, 2009 and 2008	4

Consolidated Statements of Comprehensive Income -
Three Months Ended March 31, 2009 and 2008	5

Consolidated Statements of Shareholders' Equity -
Three Months Ended March 31, 2009 and 2008	6

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2009 and 2008	7

Notes to Consolidated Financial Statements	8-22

Report of Independent Registered Public Accounting Firm	23

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	24-30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31-32

Item 4. Controls and Procedures	32

Part II - Other Information

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	34

Signatures	35

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Cash and due from banks	$12,425	11,278
Federal funds sold and interest-bearing demand deposits	12,459	6,742
Total cash and cash equivalents	24,884	18,020

Investment securities:
Available-for-sale, at fair value	171,859	136,244
Held-to-maturity, at cost	4,713	-
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,028	3,028
Loans, net	443,737	451,343
Premises and equipment, net	15,599	15,582
Goodwill	5,915	5,915
Other intangible assets, net	861	807
Bank owned life insurance	13,643	13,485
Other assets	5,223	5,307
TOTAL ASSETS	$689,462	649,731

LIABILITIES:
Deposits:
Noninterest-bearing	$81,320	82,645
Interest-bearing	508,949	494,977
Total deposits	590,269	577,622
Short-term borrowings	763	2,206
Long-term debt	20,000	5,000
Accrued interest and other liabilities	3,546	6,787
TOTAL LIABILITIES	614,578	591,615

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, 13,400 shares issued at March 31, 2009	12,852	-
Common shares - no par value, authorized 8,000,000 shares, issued 7,445,514 shares at March 31, 2009 and December 31, 2008	11,068	11,068
Surplus	15,381	14,792
Retained earnings	46,976	46,584
Treasury shares at cost, 758,282 shares at March 31, 2009 and December 31, 2008	(11,737)	(11,737)
Accumulated other comprehensive income (loss), net of taxes	344	(2,591)
TOTAL SHAREHOLDERS' EQUITY	74,884	58,116

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$689,462	649,731

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME:
Interest and fees on loans	$6,876	7,524
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	24	26
Interest on investment securities-
Taxable	1,071	468
Non-taxable	624	446
Other short-term investments	12	151
TOTAL INTEREST INCOME	8,607	8,615

INTEREST EXPENSE:
Interest on deposits	2,621	3,562
Interest on short-term borrowings	-	4
Interest on long-term debt	107	65
TOTAL INTEREST EXPENSE	2,728	3,631
NET INTEREST INCOME	5,879	4,984
PROVISION FOR LOAN LOSSES	98	83

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,781	4,901

NON-INTEREST INCOME:
Trust income	481	485
Service charges and fees	935	960
Insurance agency income	366	416
Bank owned life insurance income	158	130
Gains from sales of mortgage loans	137	7
Other operating income	53	65
TOTAL NON-INTEREST INCOME	2,130	2,063

NON-INTEREST EXPENSE:
Salaries and wages	2,352	2,215
Pension and other employee benefits	662	618
Equipment expenses	244	232
Occupancy expense, net	482	402
State franchise tax	162	166
Marketing	113	102
Intangible amortization	28	122
Write-off of pension asset	722	-
Other non-interest expense	1,152	1,188
TOTAL NON-INTEREST EXPENSE	5,917	5,045

INCOME BEFORE INCOME TAXES	1,994	1,919
PROVISION FOR INCOME TAXES	431	475
NET INCOME	$1,563	1,444

Dividends declared per common share	$0.16	0.16

Earnings per common share:
Basic	$0.22	0.22
Diluted	0.22	0.22

Average common shares outstanding:
Basic	6,687,232	6,687,232
Diluted	6,687,232	6,687,232

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net Income	$1,563	1,444

Other comprehensive income:

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $53 and $312 for the three months ended March 31, 2009 and 2008, respectively)	(102)	605

Reversal of pension plan unrecognized net loss (net of taxes of $1,564)	3,037	-

Recognition of pension plan net loss (net of taxes of $10 for the three months ended March 31, 2008)	-	19

Total comprehensive income	$4,498	2,068

The accompanying notes to consolidated financial statements are an integral part of these statements.

	LCNB CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	(Dollars in thousands, except per share amounts)
	(Unaudited)

							Accumulated
	Common						Other	Total
	Shares	Preferred	Common		Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Stock	Surplus	Earnings	Shares	Income (Loss)	Equity

Balance January 1, 2009	6,687,232	$-	11,068	14,792	46,584	(11,737)	(2,591)	58,116
Net income					1,563			1,563
Issuance of preferred stock and related warrants		12,817		583				13,400
Net unrealized loss on available-for- sale securities, net of tax							(102)	(102)
Reversal of pension plan unrecognized net loss, net of tax							3,037	3,037
Compensation expense relating to stock options				6				6
Preferred stock dividends and discount accretion		35			(102)			(67)
Common stock dividends, $0.16 per share					(1,069)			(1,069)
Balance March 31, 2009	6,687,232	$12,852	11,068	15,381	46,976	(11,737)	344	74,884

Balance January 1, 2008	6,687,232	$-	11,068	14,761	44,261	(11,737)	(1,825)	56,528
Net income					1,444			1,444
Net unrealized gain on available-for- sale securities, net of tax							605	605
Change in pension plan unrecognized net loss, net of tax							19	19
Compensation expense relating to stock options				8				8
Common stock dividends, $0.16 per share					(1,070)			(1,070)
Balance March 31, 2008	6,687,232	$-	11,068	14,769	44,635	(11,737)	(1,201)	57,534

	The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,563	1,444
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	482	553
Provision for loan losses	98	83
Federal Home Loan Bank stock dividends	-	(26)
Increase in cash surrender value of bank owned life insurance	(158)	(130)
Realized (gain) loss on sales of premises and equipment	(18)	(2)
Origination of mortgage loans for sale	(10,034)	(643)
Realized gains from sales of mortgage loans	(137)	(6)
Proceeds from sales of mortgage loans	10,070	642
Compensation expense related to stock options	6	8
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(373)	(268)
Other assets	(1,106)	70
Other liabilities	1,360	(399)
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,753	1,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	30,844	7,004
Purchases of investment securities	(71,409)	(5,653)
Net (increase) decrease in loans	7,423	(118)
Proceeds from sale of other real estate acquired through foreclosure	-	803
Additions to other real estate acquired through foreclosure	-	(37)
Proceeds from sale of repossessed assets	59	-
Purchases of premises and equipment	(292)	(181)
Proceeds from sales of premises and equipment	18	2
NET CASH FLOWS FROM INVESTING ACTIVITIES	(33,357)	1,820

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	12,647	1,245
Net increase (decrease) in short-term borrowings	(1,443)	(895)
Proceeds from long-term debt	15,000	-
Proceeds from issuance of preferred stock	13,400	-
Cash dividends paid on common stock	(1,069)	(1,070)
Cash dividends paid on preferred stock	(67)	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	38,468	(720)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,864	2,426

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,020	31,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,884	33,616

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$2,787	3,680
Income taxes	-	125

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to repossessed assets	7	-

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

Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2008 Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 -  Investment Securities

The amortized cost and fair value of available-for-sale investment securities at March 31, 2009 and December 31, 2008 are summarized as follows (thousands):

	March 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency notes	$29,491	360	89	29,762
U.S. Agency mortgage-backed securities	59,933	746	415	60,264
Corporate securities	7,436	11	313	7,134
Municipal securities:
Non-taxable	67,748	876	518	68,106
Taxable	5,669	29	124	5,574
Trust preferred securities	497	-	45	452
Other debt securities	526	-	3	523
Marketable equity securities	37	7	-	44
	$171,337	2,029	1,507	171,859

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Agency notes	$44,264	372	-	44,636
U.S. Agency mortgage-backed securities	32,310	491	33	32,768
Corporate securities	1,010	4	1	1,013
Municipal securities:
Non-taxable	53,821	430	627	53,624
Taxable	3,605	46	4	3,647
Other debt securities	521	-	9	512
Marketable equity securities	37	7	-	44
	$135,568	1,350	674	136,244

The fair value of held-to-maturity investment securities, consisting of non-taxable municipal securities, approximates amortized cost at March 31, 2009.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 -  Investment Securities (continued)

Information concerning securities with gross unrealized losses at March 31, 2009, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (thousands):

	March 31, 2009
	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency notes	11,396	89	-	-
U.S. Agency mortgage- backed securities	$22,906	409	1,767	6
Corporate securities	4,628	313	-	-
Municipal securities:
Non-taxable	21,286	478	767	40
Taxable	3,225	119	320	5
Trust preferred securities	452	45	-	-
Other debt securities	523	3	-	-
	$64,416	1,456	2,854	51

The unrealized losses are primarily due to increases in market interest rates.  Unrealized losses on securities at March 31, 2009 have not been recognized in income currently because management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair values.  Therefore, no individual declines are deemed to be other than temporary.

Note 3 - Loans

Major classifications of loans at March 31, 2009 and December 31, 2008 are as follows (thousands):

	March 31,	December 31,
	2009	2008

Commercial and industrial	$37,054	38,724
Commercial, secured by real estate	178,116	174,493
Residential real estate	187,531	194,039
Consumer	31,077	33,369
Agricultural	2,625	3,216
Other loans, including deposit overdrafts	9,103	9,203
	445,506	453,044
Deferred net origination costs	699	767
	446,205	453,811
Less allowance for loan losses	2,468	2,468
Loans, net	$443,737	451,343

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 – Loans (continued)

Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 were as follows (thousands):

	Three Months Ended
	March 31,
	2009	2008

Balance, beginning of year	$2,468	2,468

Provision for loan losses	98	83

Charge-offs	(197)	(193)
Recoveries	99	110
Net charge-offs	(98)	(83)

Balance, end of period	$2,468	2,468

Charge-offs for the three months ended March 31, 2009 and 2008 primarily consisted of consumer loans and checking and NOW account overdrafts.

Non-accrual, past-due, and restructured loans as of March 31, 2009 and December 31, 2008 were as follows (thousands):

	March 31,	December 31,
	2009	2008

Non-accrual loans	$3,072	2,281
Past-due 90 days or more and still accruing	932	806
Restructured loans	2,494	332
Total	$6,498	3,419
Percent to total loans	1.46%	0.75%

Non-accrual loans at March 31, 2009 and December 31, 2008 included a commercial real estate loan with a balance of $2,106,000 and $2,149,000, respectively.  The balance decreased because the borrower entered into a third party short-term lease agreement during the fourth quarter 2008 whereby substantially all of the lease payment proceeds are remitted to LCNB.  The borrower is continuing efforts to sell the property.  Non-accrual loans at March 31, 2009 also include two commercial real estate loans totaling $670,000 which had been classified past-due 90 days or more and still accruing interest at December 31, 2008.  The remaining balance of non-accrual loans at March 31, 2009 and December 31, 2008 consisted of residential real estate mortgage loans.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 – Loans (continued)

Loans past-due 90 days or more and still accruing interest at March 31, 2009 included a commercial real estate loan with a balance of $356,000.  The remainder of loans past-due 90 days at that date was primarily composed of consumer and residential mortgage loans.  Loans past-due 90 days or more and still accruing interest at December 31, 2008 was primarily composed of the two commercial real estate loans mentioned previously and consumer and residential mortgage loans.

The increase in restructured loans is due to a $2.2 million commercial real estate loan restructured during the first quarter 2009.  This loan had not been and is currently not delinquent in payments.  Restructured loans at March 31, 2009 and December 31, 2008 also include a commercial real estate loan in the amount of $308,000 and $310,000, respectively.

Loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at March 31, 2009 and December 31, 2008 were $45,563,000 and $37,783,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three months ended March 31, 2009 and 2008 totaled $10,034,000 and $643,000, respectively.  The increase in the amount of mortgage loans sold is primarily due to an increase in the number of refinanced loans because of the general decline in market interest rates for residential mortgage loans in the first quarter of 2009.

Note 4 – Borrowings

Funds borrowed from the Federal Home Loan Bank of Cincinnati at March 31, 2009 and December 31, 2008 are as follows (thousands):

	Current
	Interest	March 31,	December 31,
	Rate	2009	2008

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$5,000	-
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due February 2014	2.45%	5,000	-
Advance due February 2019	2.82%	5,000	-
		$20,000	5,000

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans.

Short-term borrowings at March 31, 2009 and December 31, 2008 consisted of U.S. Treasury demand note borrowings of approximately $763,000 and $2,206,000, respectively.  The U.S. Treasury was not charging interest at March 31, 2009 or December 31, 2008.

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2009 and December 31, 2008 were as follows (thousands):

	March 31,	December 31,
	2009	2008

Commitments to extend credit:
Commercial loans	$2,150	4,376
Other loans
Fixed rate	3,584	1,033
Adjustable rate	1,049	302
Unused lines of credit:
Fixed rate	3,188	2,807
Adjustable rate	68,265	70,647
Unused overdraft protection amounts on demand and NOW accounts	10,391	10,408
Standby letters of credit	8,157	8,138
	$96,784	97,711

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At March 31, 2009 and December 31, 2008, outstanding guarantees of approximately $1.8 million were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at March 31, 2009 and December 31, 2008 was approximately $6.3 million.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Material commitments for capital expenditures outstanding as of March 31, 2009 totaled approximately $830,000 and related primarily to the construction of a new branch facility in South Lebanon, Ohio.

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

Note 6 – Regulatory Capital

On January 9, 2009, LCNB received $13.4 million of new equity capital from the U.S. Treasury Department’s Capital Purchase Program (CPP) established under the Emergency Economic Stabilization Act of 2008.  The investment by the U.S. Treasury Department is comprised of $13.4 million in preferred shares, with a warrant to purchase 217,063 common shares of LCNB at an exercise price of $9.26, with a term of ten years.  LCNB allocated $583,000 of the proceeds from the preferred stock issuance to the warrants.  The resulting discount in the preferred stock is being amortized over five years and is being reported as an adjustment to preferred stock dividends.

The preferred shares will pay a dividend of 5% per year for the first five years and will pay 9% thereafter.  Under the original terms, LCNB had the option to buy back the preferred shares anytime after three years, at par, without penalty.  The American Recovery and Reinvestment Act of 2009 requires the U.S. Treasury Department to permit a participant in the CPP to repay any amounts previously received at any time without penalty, subject to consultation with the participant’s primary regulator.  Participation in the CPP is voluntary and requires participating institutions to comply with a number of restrictions and provisions, including, but not limited to, restrictions on compensation of certain executive officers and limitations on stock repurchase activities and dividend payments.  Generally, LCNB will be unable to increase dividends to common shareholders or repurchase common shares without U.S. Treasury Department permission for a period of three years from the date of participation unless the preferred securities are no longer held by the U.S. Treasury Department.  Additionally, no dividends may be paid on common stock unless and until all accrued and unpaid dividends for all past dividend periods owed to the U.S. Treasury Department on the preferred shares are fully paid.  For more information regarding the terms of agreement between LCNB and the U.S. Treasury Department under the CPP and the securities issued by LCNB to the Treasury thereunder, please see the Current Report on Form 8-K filed by LCNB with the SEC on January 9, 2009, which is hereby, along with exhibits thereto, incorporated by reference.

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

	At	At
	March 31,	December 31,
	2009	2008

Regulatory Capital:
Shareholders' equity	$74,884	58,116
Goodwill and other intangibles	(6,578)	(6,600)
Accumulated other comprehensive income	(385)	2,591
Tier 1 risk-based capital	67,921	54,107

Eligible allowance for loan losses	2,468	2,468
Total risk-based capital	$70,389	56,575

Capital ratios:
Total risk-based (8% required)	15.22%	12.61%
Tier 1 risk-based (4% required)	14.69%	12.06%
Leverage (3% required)	9.94%	8.19%

Note 7 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers substantially all regular full-time employees.  Effective January 1, 2009, LCNB redesigned its noncontributory defined benefit retirement plan and merged its single-employer plan into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Accordingly, the assets and obligations of the single-employer plan were transferred to the multiple-employer plan in January 2009.  At that time, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the pension plan related balance sheet accounts were adjusted resulting in an approximate $3.0 million increase in other comprehensive income and a $722,000 charge to non-interest expense in the consolidated statements of income.  Employees hired on or after January 1, 2009 are not eligible to participate in this plan.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 7 – Employee Benefits (continued)

Effective February 1, 2009, LCNB amended the plan to reduce benefits for those whose age plus vesting service equaled less than 65 at that date.  Also effective February 1, 2009, an enhanced 401-K plan was made available to those hired on or after January 1, 2009 and to those who received benefit reductions from the amendments to the noncontributory defined benefit retirement plan.  Employees hired on or after January 1, 2009 will receive a 50% employer match on their contributions into the 401-K plan, up to a maximum LCNB contribution of 3% of each individual employee’s annual compensation.  Employees who received a benefit reduction under the retirement plan amendments will receive an automatic contribution of 5% or 7% of annual compensation, depending on the sum of an employee’s age and vesting service, into the 401-K plan, regardless of the contributions made by the employees.  This contribution will be made annually and these employees will not receive any employer matches to their 401-K contributions.

Effective February 1, 2009, LCNB established a nonqualified defined benefit retirement plan for certain highly compensated employees.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.  The terms of this plan are currently being formalized and LCNB expects the final document to be completed during the second quarter 2009.

The components of net periodic pension cost for the noncontributory defined benefit retirement plan for the three months ended March 31, 2008 are summarized as follows (thousands):

For the Three Months
Ended March 31,
2008

Service cost	$187
Interest cost	140
Expected return on plan assets	(131)
Amortization of net loss	29
Net periodic pension cost	$225

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Stock Options

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights. The Plan provides for the issuance of up to 200,000 common shares.  As of March 31, 2009, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at March 31, 2009 were as follows:

	Outstanding		Exercisable
Expiration Date	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised

Feb 2013	11,056	$13.09	11,056	$13.09	-
Jan 2014	8,108	17.66	8,108	17.66	-
Jan 2016	7,934	18.95	4,760	18.95	-
Feb 2017	8,116	17.88	3,246	17.88	-
Feb 2018	13,918	12.55	2,784	12.55	-
Jan 2019	29,110	9.00	-	-	-
	78,242	13.04	29,954	15.73	-

The following table summarizes stock option activity for the periods indicated:

	Three Months ended March 31,
	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, January 1,	49,132	$15.43	35,214	$16.57
Granted	29,110	9.00	13,918	12.55
Exercised	-	-	-	-
Outstanding, March 31,	78,242	13.04	49,132	15.43
Exercisable, March 31,	29,954	15.73	22,339	15.60

There was no aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at March 31, 2009 because no options were “in the money” (market price greater than exercise price) at that date.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Stock Options (continued)

The estimated weighted-average fair value of the options granted in the first quarter of 2009 and 2008 were $1.89 and $2.27 per option, respectively.  The fair value was estimated at the dates of grant using the Black-Scholes option-pricing model and the following assumptions:

	2009	2008
Risk-free interest rate	3.49%	3.56%
Average dividend yield	4.04%	3.77%
Volatility factor of the expected market
price of LCNB’s common stock	27.54%	22.72%
Average life in years	9.0	8.2

Total expense related to options included in salaries and wages in the consolidated statements of income for the three months ended March 31, 2009 and 2008 was $6,000 and $8,000, respectively.

Note 9 - Earnings Per Share

Basic earnings per share is calculated by dividing net income, less preferred stock dividends and discount amortization, by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three months ended March 31, 2009 and 2008 (thousands, except share and per share data):

	For the Three Months
	Ended March 31,
	2009	2008

Net income	1,563	1,444
Less preferred stock dividends and discount accretion	(102)	-
Net income available to common shareholders	$1,461	1,444

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,687,232

Add- Dilutive effect of stock options	-	-

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,687,232	6,687,232

Basic earnings per common share	$0.22	0.22
Diluted earnings per common share	$0.22	0.22

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10- Fair Value of Financial Instruments

LCNB adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” on January 1, 2008.  SFAS No. 159 permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings.  LCNB has not selected any financial instruments for the fair value option as of March 31, 2009.

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

•

Level 3 – inputs that are unobservable for the asset or liability.

Level 2 inputs may include quoted prices for similar assets in active markets,  quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices (such as interest rates or yield curves) that are observable for the asset or liability, and inputs that are derived from or corroborated by observable market data.

The majority of LCNB’s financial debt securities are classified as available-for-sale as described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for corporate securities is determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, approximately $523,000 is invested in a mutual fund.  LCNB uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because LCNB does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been classified as a level 3 investment.  Additionally, Dakin owns stock in an insurance company and LCNB Corp. owns trust preferred securities in various financial institutions.  Market quotations (level 1) are used to determine fair value for these investments.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 – Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB’s available-for-sale securities by the input levels defined by SFAS No. 157 as of March 31, 2009 (thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$171,859	7,630	163,706	523

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the three months ended March 31, 2009 and 2008 (thousands):

	For the Three Months
	Ended March 31,
	2009	2008

Beginning balance	$2,456	1,592
Purchases	-	500
Tax-exempt municipal securities reclassified as held-to-maturity	(1,944)	-
Dividends reinvested	5	5
Net change in unrealized gains (losses) included in other comprehensive income	6	(5)
Ending balance	$523	2,092

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

(Unaudited)

(Continued)

Note 10 – Fair Value Measurements (continued)

Real estate acquired through foreclosure is adjusted to fair value upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  A valuation based on current appraised value is considered a level 2 fair value.

The table below presents LCNB’s impaired loans, real estate acquired through foreclosure, and repossessed assets measured at fair value on a nonrecurring basis as of March 31, 2009 by the level in the fair value hierarchy within which those measurements fall (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$2,607	-	-	2,607
Real estate acquired through foreclosure	39	-	39	-
Repossessed assets	7	-	-	7
Totals	2,653	-	39	2,614

Note 11 – Recent Accounting Pronouncements

The Financial Accounting Standards Board issued three final Staff Positions (FSPs) on April 9, 2009 that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for determining fair value measurements when an active market does not exist or where the price inputs represent distressed sales.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” provides that the frequency of fair value disclosures required by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” will be increased from annually to quarterly.  FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance on determining and accounting for other-than-temporary impairments in investment securities.  If an investment security is determined to be other-than-temporarily impaired and if the company does not intend to sell the security and it is not more likely than not that the security will be sold before the anticipated recovery of the impairment, the company will now be required to separate the impairment into the amount related to a credit loss and the amount related to other factors.  The amount related to a credit loss will be recognized in earnings and the amount related to other factors will be recognized in other comprehensive income.  This FSP also changes disclosure requirements in the notes to the financial statements.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 11 – Recent Accounting Pronouncements (continued)

The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009.  With the exception of certain municipal securities purchased direct from local governmental entities, substantially all of LCNB’s investment securities are traded in active markets.  LCNB management does not anticipate that adoption of these FSPs will have a material effect on LCNB’s consolidated financial statements.

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three-month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

April 27, 2009

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

Results of Operations

Earnings for the first quarter of 2009 were $1,563,000 or $0.22 basic and diluted earnings per share, compared to $1,444,000 or $0.22 basic and diluted earnings per share for the first quarter of 2008. Return on average assets for the quarters ended March 31, 2009 and 2008 were 0.92% and 0.96%, respectively. Return on average equity for the first quarter 2009 was 8.47%, compared to 10.04% for the first quarter 2008.

The increase in net income during the first quarter 2009 was primarily due to a $895,000 increase in net interest income, a $67,000 increase in non-interest income, and a $44,000 decrease in the provision for income taxes.  These favorable items were partially offset by an $872,000 increase in non-interest expense.

Net Interest Income

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2009 and 2008, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Three Months Ended March 31,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$450,065	$6,876	6.20%	$445,978	$7,524	6.79%
Federal funds sold and interest-bearing demand deposits	19,184	12	0.25%	19,520	151	3.11%
Federal Reserve Bank stock	937	-	-%	722	-	-%
Federal Home Loan Bank stock	2,091	24	4.65%	2,010	26	5.20%
Investment securities:
Taxable	101,365	1,071	4.29%	41,304	468	4.56%
Non-taxable (2)	65,649	945	5.84%	44,944	676	6.05%
Total interest-earning assets	639,291	8,928	5.66%	554,478	8,845	6.42%
Non-earning assets	54,929			53,146
Allowance for loan losses	(2,477)			(2,467)
Total assets	$691,743			$605,157

Interest-bearing deposits	$515,996	2,621	2.06%	456,673	3,562	3.14%
Short-term borrowings	746	-	-%	526	4	3.06%
Long-term debt	12,167	107	3.57%	5,000	65	5.23%
Total interest-bearing liabilities	528,909	2,728	2.09%	462,199	3,631	3.16%
Demand deposits	84,144			80,831
Other liabilities	3,893			4,484
Capital	74,797			57,643
Total liabilities and capital	$691,743			$605,157

Net interest rate spread (3)			3.57%			3.26%

Net interest income and net interest margin on a tax-equivalent basis (4)		$6,200	3.93%		$5,214	3.78%

Ratio of interest-earning assets to interest-bearing liabilities	120.87%			119.97%

(1)

Includes nonaccrual loans if any.

(2)

Income from tax-exempt securities is included in interest income on a tax-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

(3)

The net interest rate spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.

(4)

The net interest margin is the tax-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in tax-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2009 as compared to the same period in 2008.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	March 31,
	2009 vs. 2008
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$68	(716)	(648)
Federal funds sold and interest- bearing demand deposits	(3)	(136)	(139)
Federal Home Loan Bank stock	1	(3)	(2)
Investment securities:
Taxable	637	(34)	603
Nontaxable	299	(30)	269
Total interest income	1,002	(919)	83

Interest-bearing Liabilities:
Deposits	419	(1,360)	(941)
Short-term borrowings	1	(5)	(4)
Long-term debt	69	(27)	42
Total interest expense	489	(1,392)	(903)
Net interest income	$513	473	986

Net interest income on a tax-equivalent basis for the three months ended March 31, 2009 totaled $6,200,000, an increase of $986,000 from the comparable period in 2008.  Total tax-equivalent interest income increased $83,000 and total interest expense decreased $903,000.

The increase in total interest income was primarily due to an $84.8 million increase in average total earning assets, partially offset by a 76 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to an $80.8 million increase in average investment securities.  The increase was funded through a combination of increases in deposits, borrowings from the Federal Home Loan Bank of Cincinnati, and $13.4 million received from the sale of preferred stock to the U.S. Treasury Department through its Capital Purchase Program.  The decrease in the average rate earned reflects a general decrease in market rates.

The decrease in total interest expense was primarily due to a 107 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $66.7 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to a $59.3 million increase in average interest-bearing deposits and a $7.2 million increase in average long-term borrowings.  The decrease in the average rate paid also reflects a general decrease in market rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Provision and Allowance for Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended March 31, 2009 was $98,000 compared to $83,000 for the three months ended March 31, 2008.

Non-Interest Income

Total non-interest income for the first quarter 2009 was $67,000 greater than for the first quarter 2008. This increase is primarily due to a $130,000 increase in gains from the sale of mortgage loans, partially offset by a $50,000 decrease in insurance agency income and a $25,000 decrease in service charges and fees.  Gains from the sale of mortgage loans increased due to a greater volume of loans sold during the first quarter 2009 as compared to the first quarter 2008.  The general decline in market interest rates has created an increased demand for refinanced loans during 2009.  Loans sold during the first quarter 2009 totaled $10.0 million compared to $643,000 of loan sales during the 2008 period.  Insurance agency income decreased due to a $66,000 decrease in contingency commissions, offset by an increase in commission income reflecting the sales of new policies.  Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium.  As such, the amount received each year can vary significantly depending on loss experience.  The decrease in service charges and fees reflects a continuing downward trend in the amount of overdraft fees received.

Non-Interest Expense

Non-interest expense for the first quarter 2009 was $872,000 greater than for the first quarter 2008 primarily due to a $722,000 pension plan related charge.  The remaining $150,000 increase was largely due to a $137,000 increases in salaries and benefits resulting from routine salary and wage increases and an increase in the number of employees.  Secondary causes of the increase included a $44,000 increase in employee benefits resulting from increased retirement plan expenses and an $80,000 increase in occupancy expenses primarily due to increased costs for maintenance and repair and janitorial services.

These expense increases were partially offset by a $94,000 decrease in intangible amortization, primarily due to the amortization in full during 2008 of an intangible asset related to the purchase of three offices from another bank in 1997.

During the first quarter 2009, LCNB redesigned its retirement program to provide competitive benefits to employees and provide more predictable and lower retirement plan costs over the long term.  Retirement plan changes include an enhanced 401-K plan, reduced pension plan benefits for employees whose age and vesting service do not meet certain thresholds, and merging LCNB’s single-employer pension plan into a multiple-employer plan.  At the time the single-employer pension plan was merged into the multiple-employer plan, pension plan related balance sheet accounts were adjusted, resulting in an approximate $3.0 million after-tax increase in other comprehensive income and a $722,000 charge to non-interest expense ($477,000 on an after-tax basis).

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Income Taxes

LCNB’s effective tax rates for the three months ended March 31, 2009 and 2008 were 21.6% and 24.8%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt income from bank owned life insurance.

Financial Condition

Total assets at March 31, 2009 were $39.7 million greater than at December 31, 2008 primarily due to a $40.3 million increase in investment securities.  This increase was funded through a $12.6 million increase in total deposits, a $15.0 million increase in borrowings from the Federal Home Loan Bank of Cincinnati, and $13.4 million received from the sale of preferred stock to the U.S. Treasury Department through its Capital Purchase Program.

Net loans at March 31, 2009 were $7.6 million less than at December 31, 2008 primarily due to decreases totaling $8.8 million in residential real estate and consumer loans, partially offset by a $3.6 million increase in commercial real estate loans.  Residential real estate loans decreased because approximately $10.0 million of new loans originated during the first quarter 2009 were sold to the Federal Home Loan Mortgage Corporation.  This compares to $643,000 of such loans sold during the first quarter 2008.  The increase in the amount of loans sold reflects an increased demand for refinanced loans because of the general decline in market interest rates.

Total deposits increased in all categories except demand deposit accounts, which decreased $1.3 million, and certificate of deposit accounts with balances less than $100,000, which decreased $5.3 million.  LCNB has been receiving a higher than normal increase in deposits due, in part, to the volatility of current economic conditions.

On January 9, 2009, LCNB received $13.4 million of new capital from the U.S. Treasury Department under the Capital Purchase Program (the “CPP”) and issued 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to the U.S. Treasury Department for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26.  LCNB allocated $583,000 of the proceeds from the preferred stock issuance to the warrants.  The resulting discount in the preferred stock is being amortized over five years and is being reported as an adjustment to preferred stock dividends. The issuance of preferred stock significantly increased LCNB’s capital and liquidity levels. The preferred stock pays a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter if not redeemed first.  For more information regarding the terms of agreement between LCNB and the U.S. Treasury Department under the CPP and the securities issued by LCNB to the U.S. Treasury Department thereunder, please see the Current Report on Form 8-K filed by LCNB with the SEC on January 9, 2009 which is hereby, along with exhibits thereto, incorporated by reference.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, federal funds sold, interest-bearing demand deposits, and securities available for sale.  At March 31, 2009, LCNB’s liquid assets amounted to $196.7 million or 28.5% of total assets, an increase from $154.3 million or 23.7% of total assets at December 31, 2008. Much of this increase was due to growth in investment securities.

Liquidity is also provided by access to core funding sources, primarily core deposits in the bank’s market area.  Approximately 79.5% of total deposits at March 31, 2009 were core deposits, compared to 79.6% of deposits at December 31, 2008.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit equal to or greater than $100,000.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued three final Staff Positions (FSPs) on April 9, 2009 that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for determining fair value measurements when an active market does not exist or where the price inputs represent distressed sales.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” provides that the frequency of fair value disclosures required by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” will be increased from annually to quarterly.  FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance on determining and accounting for other-than-temporary impairments in investment securities.  If an investment security is determined to be other-than-temporarily impaired and if the company does not intend to sell the security and it is not more likely than not that the security will be sold before the anticipated recovery of the impairment, the company will now be required to separate the impairment into the amount related to a credit loss and the amount related to other factors.  The amount related to a credit loss will be recognized in earnings and the amount related to other factors will be recognized in other comprehensive income.  This FSP also changes disclosure requirements in the notes to the financial statements.

The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for interim and annual periods ending after March 15, 2009.  With the exception of certain municipal securities purchased direct from local governmental entities, substantially all of LCNB’s investment securities are traded in active markets.  LCNB management does not anticipate that adoption of these FSPs will have a material effect on LCNB’s consolidated financial statements.

LCNB CORP. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Market risk for LCNB is primarily interest rate risk.  LCNB attempts to mitigate this risk through asset/liability management strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates.  LCNB does not use derivatives such as interest rate swaps, caps, or floors to hedge this risk.  LCNB has not entered into any market risk instruments for trading purposes.

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 300 basis points scenario to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2009 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in NII	% Change in NII
Up 300	$25,627	595	2.38%
Up 200	25,466	434	1.73%
Up 100	25,213	181	0.72%
Base	25,032	-	-%
Down 100	24,875	(157)	-0.63%
Down 200	24,736	(296)	-1.18%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at March 31, 2009 is shown below.  It shows a negative effect on the EVE for increases in interest rates and a positive effect for decreases in interest rates.  The changes in EVE, except for the up 300 basis points scenario, are within LCNB’s acceptable ranges.  The up 300 basis points scenario is slightly outside LCNB’s policy range of a 25% change, but management has determined the change is acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$67,412	(22,689)	-25.18%
Up 200	74,729	(15,372)	-17.06%
Up 100	82,316	(7,785)	-8.64%
Base	90,101	-	-%
Down 100	95,633	5,532	6.14%
Down 200	101,853	11,752	13.04%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of March 31, 2009, LCNB's disclosure controls and procedures were effective.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings - Not Applicable

Item 1A.  Risk Factors – No material changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period of this report, LCNB did not sell any of its securities that were not registered under the Securities Act, except as previously disclosed in the Current Report on Form 8-K filed on January 9, 2009.

During the period covered by this report, LCNB did not purchase any shares of its equity securities.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - Not Applicable

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of LCNB Corp. – incorporated by reference to Form 10-K for the fiscal year ended December 31, 2008, Exhibit 3.1.

3.2	Code of Regulations of LCNB Corp. – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

4.1	Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009 – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 4.1.

10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to Registrant’s Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).

10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan – incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

10.3

Letter Agreement, dated as of January 9, 2009 between the Registrant and the U.S. Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 10.1.

10.4	Nonqualified Defined Benefit Retirement Plan for Certain Highly Compensated Employees (a description of which is included herein in Note 7, page 16).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

April 27, 2009

/s/ Stephen P. Wilson

Stephen P. Wilson, CEO &

Chairman of the Board of Directors

April 27, 2009

/s/ Robert C. Haines, II

Robert C. Haines, II, Executive Vice President

and Chief Financial Officer