Form 10-Q
period 2009-06-30
LCNB CORP
filed 2009-08-03
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

                                                 [X] Yes         [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                 [  ] Yes         [  ] No

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

                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of August 3, 2009 was 6,687,232 shares.

LCNB CORP. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

2

Item 1.  Financial Statements

2

CONSOLIDATED BALANCE SHEETS

2

CONSOLIDATED STATEMENTS OF INCOME

3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

5

CONSOLIDATED STATEMENTS OF CASH FLOWS

6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    26

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

35

Item 4.  Controls and Procedures

36

PART II.  OTHER INFORMATION

37

Item 1.     Legal Proceedings

37

Item 1A.  Risk Factors

37

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

37

Item 3.     Defaults Upon Senior Securities

37

Item 4.     Submission of Matters to a Vote of Security Holders

38

Item 5.     Other Information

38

Item 6.     Exhibits

39

SIGNATURES

40

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Cash and due from banks	$22,978	11,278
Federal funds sold and interest-bearing demand deposits	4,973	6,742
Total cash and cash equivalents	27,951	18,020

Investment securities:
Available-for-sale, at fair value	185,338	136,244
Held-to-maturity, at cost	6,071	-
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,031	3,028
Loans, net	451,951	451,343
Premises and equipment, net	15,962	15,582
Goodwill	5,915	5,915
Other intangible assets, net	947	807
Bank owned life insurance	13,802	13,485
Other assets	5,240	5,307
TOTAL ASSETS	$716,208	649,731

LIABILITIES:
Deposits –
Noninterest-bearing	$82,198	82,645
Interest-bearing	532,790	494,977
Total deposits	614,988	577,622
Short-term borrowings	1,087	2,206
Long-term debt	19,656	5,000
Accrued interest and other liabilities	4,395	6,787
TOTAL LIABILITIES	640,126	591,615

SHAREHOLDERS’ EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares,
13,400 shares issued at June 30, 2009	12,890	-
Common shares – no par value, authorized 8,000,000 shares,
issued 7,445,514 shares at June 30, 2009 and December 31, 2008	11,068	11,068
Surplus	15,390	14,792
Retained earnings	47,540	46,584
Treasury shares at cost, 758,282 shares at June 30, 2009 and
December 31, 2008	(11,737)	(11,737)
Accumulated other comprehensive income (loss), net of taxes	931	(2,591)
TOTAL SHAREHOLDERS’ EQUITY	76,082	58,116

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$716,208	649,731

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$6,820	7,211	13,696	14,735
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	51	52	75	78
Interest on investment securities –
Taxable	1,062	554	2,133	1,022
Non-taxable	710	483	1,334	929
Other short-term investments	16	164	28	315
TOTAL INTEREST INCOME	8,659	8,464	17,266	17,079

INTEREST EXPENSE:
Interest on deposits	2,370	3,214	4,991	6,776
Interest on short-term borrowings	-	4	-	8
Interest on long-term debt	156	66	263	131
TOTAL INTEREST EXPENSE	2,526	3,284	5,254	6,915
NET INTEREST INCOME	6,133	5,180	12,012	10,164
PROVISION FOR LOAN LOSSES	208	51	306	134

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,925	5,129	11,706	10,030

NON-INTEREST INCOME:
Trust income	433	493	914	978
Service charges and fees	1,003	1,064	1,938	2,024
Insurance agency income	392	444	758	860
Bank owned life insurance income	158	132	316	262
Gains from sales of mortgage loans	194	-	331	7
Other operating income	31	31	84	96
TOTAL NON-INTEREST INCOME	2,211	2,164	4,341	4,227

NON-INTEREST EXPENSE:
Salaries and wages	2,372	2,230	4,724	4,445
Pension and other employee benefits	614	584	1,276	1,202
Equipment expenses	243	243	487	475
Occupancy expense, net	380	417	862	819
State franchise tax	156	165	318	331
Marketing	128	109	241	211
Intangible amortization	27	121	55	243
FDIC premiums	584	15	609	31
Write-off of pension asset	-	-	722	-
Other non-interest expense	1,263	1,118	2,390	2,290
TOTAL NON-INTEREST EXPENSE	5,767	5,002	11,684	10,047
INCOME BEFORE INCOME TAXES	2,369	2,291	4,363	4,210
PROVISION FOR INCOME TAXES	529	593	960	1,068
NET INCOME	1,840	1,698	3,403	3,142
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	206	-	308	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,634	1,698	3,095	3,142

Dividends declared per common share	$0.16	0.16	0.32	0.32

Earnings per common share:
Basic	$0.24	0.25	0.46	0.47
Diluted	0.24	0.25	0.46	0.47

Average common shares outstanding:
Basic	6,687,232	6,687,232	6,687,232	6,687,232
Diluted	6,693,084	6,687,232	6,687,232	6,687,232

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income	$1,840	1,698	3,403	3,142

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $299 and $525 for the three months ended June 30, 2009 and 2008, respectively, and $246 and $213 for the six months ended June 30, 2009 and 2008, respectively)	587	(1,020)	485	(415)

Reversal of pension plan unrecognized net loss (net of taxes of $1,564)	-	-	3,037	-

Recognition of pension plan net loss (net of taxes of $11 and $21 for the three and six months ended June 30, 2008, respectively)	-	21	-	40

TOTAL COMPREHENSIVE INCOME	$2,427	699	6,925	2,767

The accompanying notes to consolidated financial statements are an integral part of these statements.

	LCNB CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	(Dollars in thousands, except per share amounts)
	(Unaudited)

							Accumulated
	Common						Other	Total
	Shares	Preferred	Common		Retained	Treasury	Comprehensive	Shareholders’
	Outstanding	Stock	Stock	Surplus	Earnings	Shares	Income (Loss)	Equity
Balance January 1, 2009	6,687,232		$11,068	14,792	46,584	(11,737)	(2,591)	58,116
Net income					3,403			3,403
Issuance of preferred stock and related warrants		12,817		583				13,400
Net unrealized gain on available-for-sale securities, net of tax							485	485
Reversal of pension plan unrecognized net loss, net of tax							3,037	3,037
Compensation expense relating to stock options				15				15
Preferred stock dividends and discount accretion		73			(308)			(235)
Common stock dividends, $0.32 per share					(2,139)			(2,139)
Balance June 30, 2009	6,687,232	$12,890	11,068	15,390	47,540	(11,737)	931	76,082

Balance January 1, 2008	6,687,232	$-	11,068	14,761	44,261	(11,737)	(1,825)	56,528
Net income					3,142			3,142
Net unrealized loss on available-for-sale securities, net of tax							(415)	(415)
Change in pension plan unrecognized net loss, net of tax							40	40
Compensation expense relating to stock options				15				15
Common stock dividends, $0.32 per share					(2,140)			(2,140)
Balance June 30, 2008	6,687,232	$-	11,068	14,776	45,263	(11,737)	(2,200)	57,170

	The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,403	3,142
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization, and accretion	1,050	1,119
Provision for loan losses	306	134
Federal Home Loan Bank stock dividends	-	(54)
Increase in cash surrender value of bank owned life insurance	(316)	(262)
Origination of mortgage loans for sale	(23,552)	(733)
Realized gains from sales of mortgage loans	(331)	(7)
Proceeds from sales of mortgage loans	23,650	732
Compensation expense related to stock options	15	15
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(342)	(99)
Other assets	(1,325)	(89)
Other liabilities	2,044	(341)
NET CASH FLOWS FROM OPERATING ACTIVITIES	4,602	3,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of investment securities	41,495	15,906
Purchases of investment securities	(96,165)	(31,501)
Purchase of Federal Reserve Bank stock	(3)	(215)
Net (increase) decrease in loans	(1,076)	87
Proceeds from sale of other real estate acquired through foreclosure	-	877
Additions to other real estate acquired through foreclosure	-	(37)
Proceeds from sale of repossessed assets	72	-
Purchases of premises and equipment	(941)	(380)
Proceeds from sales of premises and equipment	18	2
NET CASH FLOWS FROM INVESTING ACTIVITIES	(56,600)	(15,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	37,366	30,774
Net increase (decrease) in short-term borrowings	(1,119)	388
Proceeds from long-term debt	15,000	-
Principal payments on long-term debt	(344)	-
Proceeds from issuance of preferred stock	13,400	-
Cash dividends paid on common stock	(2,139)	(2,140)
Cash dividends paid on preferred stock	(235)	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	61,929	29,022

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,931	17,318

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,020	31,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,951	48,508

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$5,366	7,011
Income taxes	900	1,100

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

Management has reviewed and evaluated transactions and events for subsequent event accounting and disclosure purposes through August 3, 2009, the date the financial statements were issued.

Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2008 Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$5,350	33	-	5,383
U.S. Agency notes	31,892	399	49	32,242
U.S. Agency mortgage-backed securities	55,587	1,028	284	56,331
Corporate securities	7,425	125	14	7,536
Municipal securities:
Non-taxable	76,741	809	839	76,711
Taxable	5,866	145	3	6,008
Trust preferred securities	497	70	-	567
Other debt securities	531	-	5	526
Marketable equity securities	38	-	4	34
	$183,927	2,609	1,198	185,338

December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Agency notes	$44,264	372	-	44,636
U.S. Agency mortgage-backed securities	32,310	491	33	32,768
Corporate securities	1,010	4	1	1,013
Municipal securities:
Non-taxable	53,821	430	627	53,624
Taxable	3,605	46	4	3,647
Other debt securities	521	-	9	512
Marketable equity securities	37	7	-	44
	$135,568	1,350	674	136,244

The fair value of held-to-maturity investment securities, consisting of non-taxable municipal securities, approximates amortized cost at June 30, 2009.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 - Investment Securities (continued)

Information concerning securities with gross unrealized losses at June 30, 2009, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency notes	$10,353	49	-	-
U.S. Agency mortgage- backed securities	19,276	283	47	1
Corporate securities	1,020	14	-	-
Municipal securities:
Non-taxable	30,464	795	763	44
Taxable	658	3	-	-
Other debt securities	-	-	526	5
Marketable equity securities	34	4	-	-
	$61,805	1,148	1,336	50

The unrealized losses are primarily due to increases in market interest rates.  Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, LCNB does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 - Loans

Major classifications of loans at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30,	December 31,
	2009	2008

Commercial and industrial	$42,149	38,724
Commercial, secured by real estate	178,349	174,493
Residential real estate	191,614	194,039
Consumer	29,206	33,369
Agricultural	3,120	3,216
Other loans, including deposit overdrafts	9,474	9,203
	453,912	453,044
Deferred net origination costs	639	767
	454,551	453,811
Less allowance for loan losses	2,600	2,468
Loans, net	$451,951	451,343

Changes in the allowance for loan losses for the six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Balance, beginning of period	$2,468	2,468
Provision for loan losses	306	134
Charge-offs	(393)	(363)
Recoveries	219	229
Balance, end of period	$2,600	2,468

Charge-offs for the six months ended June 30, 2009 and 2008 consisted primarily of consumer loans and checking and NOW account overdrafts.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 - Loans (continued)

Non-accrual, past-due, and restructured loans as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Non-accrual loans	$3,550	2,281
Past-due 90 days or more and still accruing	558	806
Restructured loans	2,477	332
Total	$6,585	3,419
Percent to total loans	1.45%	0.75%

Non-accrual loans at June 30, 2009 consisted primarily of five commercial real estate loans.  One of the loans was also included in non-accrual loans at December 31, 2008.  Its balance was $2,063,000 and $2,149,000 at June 30, 2009 and December 31, 2008, respectively.  The balance decreased because the borrower entered into a third party short-term lease agreement during the fourth quarter 2008 whereby substantially all of the lease payment proceeds are remitted to LCNB.  The borrower is continuing efforts to sell the property.  Non-accrual loans at June 30, 2009 also included two commercial real estate loans totaling $652,000 that had been classified as past-due 90 days or more and still accruing interest at December 31, 2008, when their total balance outstanding was $670,000.  The remaining balance of non-accrual loans at June 30, 2009 and December 31, 2008 consisted primarily of residential real estate mortgage loans.

Loans past-due 90 days or more and still accruing interest at June 30, 2009 were primarily composed of consumer and residential mortgage loans.  Loans past-due 90 days or more and still accruing interest at December 31, 2008 were primarily composed of the two commercial real estate loans mentioned previously and consumer and residential mortgage loans.

The increase in restructured loans is due to a commercial real estate loan restructured during the first quarter 2009.  Its balance at June 30, 2009 was $2,170,000.  Restructured loans at June 30, 2009 and December 31, 2008 also include a commercial real estate loan in the amount of $306,000 and $310,000, respectively.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 - Loans (continued)

The following is a summary of information pertaining to loans considered to be impaired at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008

Impaired loans without a valuation allowance	$1,489	2,451
Impaired loans with a valuation allowance	5,873	3,121
Total impaired loans	7,362	5,572

Valuation allowance related to impaired loans	$849	630

Loans sold to and serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at June 30, 2009 and December 31, 2008 were $57,027,000 and $37,783,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three and six months ended June 30, 2009 totaled $13,518,000 and $23,552,000, respectively, and $90,000 and $733,000 during the three and six months ended June 30, 2008, respectively.  The increase in the amount of mortgage loans sold is primarily due to an increase in the number of refinanced loans because of the general decline in market interest rates for residential mortgage loans during the first half of 2009.

Note 4 – Borrowings

Funds borrowed from the Federal Home Loan Bank of Cincinnati at June 30, 2009 and December 31, 2008 are as follows (thousands):

	Current
	Interest	June 30,	December 31,
	Rate	2009	2008

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$5,000	-
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due February 2014	2.45%	4,764	-
Advance due February 2019	2.82%	4,892	-
		$19,656	5,000

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 – Borrowings (continued)

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans.

An additional $6.0 million was borrowed from the Federal Home Loan Bank of Cincinnati during July 2009.  The new advance has a three-year maturity and a fixed interest rate of 1.99%.

Short-term borrowings at June 30, 2009 and December 31, 2008 consisted of U.S. Treasury demand note borrowings of approximately $1,087,000 and $2,206,000, respectively.  The U.S. Treasury was not charging interest at June 30, 2009 or December 31, 2008.

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Commitments to extend credit:
Commercial loans	$4,381	4,376
Other loans
Fixed rate	5,685	1,033
Adjustable rate	1,152	302
Unused lines of credit:
Fixed rate	2,842	2,807
Adjustable rate	70,667	70,647
Unused overdraft protection amounts on
Demand and NOW accounts	10,318	10,408
Standby letters of credit	8,082	8,138
	$103,127	97,711

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 – Commitments and Contingent Liabilities (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At June 30, 2009 and December 31, 2008, outstanding guarantees of $1.7 million and $1.8 million, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at June 30, 2009 and December 31, 2008 was approximately $6.3 million.  The agreement has a final maturity date of January, 2012.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Material commitments for capital expenditures outstanding as of June 30, 2009 totaled approximately $290,000 and related primarily to the construction of a new branch facility in South Lebanon, Ohio.

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 – Regulatory Capital (continued)

The preferred shares pay a dividend of 5% per year for the first five years and will pay 9% thereafter. LCNB may repay the U.S. Treasury Department amounts previously received at any time without penalty, subject to consultation with the Office of the Comptroller of the Currency, LCNB’s primary regulator.  The minimum redemption amount is 25% of the issue price, or $3,350,000 for LCNB.  LCNB may repurchase the warrant at fair market value, as defined in the Securities Purchase Agreement, if it redeems the preferred stock in full.  If the warrant is not repurchased at the time the preferred stock is redeemed, the U.S. Treasury Department will attempt to sell the warrant in the secondary market.

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 – Regulatory Capital (continued)

	At	At
	June 30,	December 31,
	2009	2008

Regulatory Capital:
Shareholders' equity	$76,082	58,116
Goodwill and other intangibles	(6,561)	(6,600)
Accumulated other comprehensive (income) loss	(870)	2,591
Tier 1 risk-based capital	68,651	54,107

Eligible allowance for loan losses	2,600	2,468
Total risk-based capital	$71,251	56,575

Capital ratios:
Total risk-based (required 8.00%)	15.15%	12.61%
Tier 1 risk-based (required 4.00%)	14.60%	12.06%
Leverage (required 3.00%)	9.70%	8.19%

Note 7 – Employee Benefits

Effective January 1, 2009, LCNB redesigned its noncontributory defined benefit retirement plan and merged its single-employer plan into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Accordingly, the assets and obligations of the single-employer plan were transferred to the multiple-employer plan in January 2009.  At that time, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the pension plan related balance sheet accounts were adjusted resulting in an approximate $3.0 million increase in other comprehensive income, which is included in shareholders’ equity, and a $722,000 charge to non-interest expense in the consolidated statements of income.  Employees hired on or after January 1, 2009 are not eligible to participate in this plan.

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

Funding and administrative costs of the noncontributory defined benefit retirement plan charged to pension and other employee benefits in the consolidated statements of income for the three and six months ended June 30, 2009 were $40,000 and $72,000, respectively.  Matching contributions to the 401-K plan during the three and six months ended June 30, 2009 were $3,000 and $6,000 respectively.  Expense recognized during the three and six months ended June 30, 2009 for the nonqualified defined benefit retirement plan was $127,000 and $244,000, respectively.

The components of net periodic pension cost of the noncontributory defined benefit retirement plan for the three and six months ended June 30, 2008 are summarized as follows (in thousands):

	For the Three Months	For the Six Months
	Ended June 30, 2008	Ended June 30, 2008

Service cost	$186	373
Interest cost	140	280
Expected return on plan assets	(133)	(264)
Amortization of net loss	32	61
Net periodic pension cost	225	450

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Stock Options

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights. The Plan provides for the issuance of up to 200,000 common shares.  As of June 30, 2009, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at June 30, 2009 were as follows:

	Outstanding		Exercisable
Expiration Date	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised

Feb 2013	11,056	$13.09	11,056	$13.09	-
Jan 2014	8,108	17.66	8,108	17.66	-
Jan 2016	7,934	18.95	4,760	18.95	-
Feb 2017	8,116	17.88	3,246	17.88	-
Feb 2018	13,918	12.55	2,784	12.55	-
Jan 2019	29,110	9.00	-	-	-
	78,242	$13.04	29,954	$15.73	-

The following table summarizes stock option activity for the periods indicated:

	Six Months ended June 30,
	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, January 1,	49,132	$ 15.43	35,214	$ 16.57
Granted	29,110	9.00	13,918	12.55
Exercised	-	-	-	-
Outstanding, June 30,	78,242	$ 13.04	49,132	$ 15.43
Exercisable, June 30,	29,954	$ 15.73	22,339	$ 15.60

At June 30, 2009, the aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at that date and that were “in the money” (market price greater than exercise price) was approximately $25,000.  There was no aggregate intrinsic value at that date for only the options that were exercisable.  The intrinsic value changes based on changes in the market value of the Company’s stock.

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

Total expense related to options included in salaries and wages in the consolidated statements of income for the three and six months ended June 30, 2009 were $9,000 and $15,000, respectively and $7,000 and $15,000 for the three and six months ended June 30, 2008, respectively.

Note 9 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options and warrants.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows (in thousands, except share and per share data):

	For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income available to common shareholders	$1,634	1,698	3,095	3,142

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,687,232	6,687,232	6,687,232

Add dilutive effect of warrants	5,852	-	-	-

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,693,084	6,687,232	6,687,232	6,687,232

Basic earnings per common share	$0.24	0.25	0.46	0.47

Diluted earnings per common share	$0.24	0.25	0.46	0.47

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Fair Value of Financial Instruments

The fair value hierarchy requires an entity to prioritize the inputs to valuation techniques used to measure fair value.  The three broad input levels are:

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

The majority of LCNB’s financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for Corporate Securities is determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, approximately $526,000 is invested in a mutual fund.  LCNB uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because LCNB does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been classified at a level 3 input level.  Additionally, Dakin owns stock in an insurance company and LCNB Corp. owns trust preferred securities in various financial institutions.  Market quotations (level 1) are used to determine fair value for these investments.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB’s financial assets and liabilities measured on a recurring basis by the input levels defined by the fair value hierarchy as of June 30, 2009 and December 31, 2008 (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009
Available-for-sale securities	$185,338	13,266	171,546	526

December 31, 2008
Available-for-sale Securities	$136,244	1,057	132,731	2,456

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the three and six months ended June 30, 2009 and 2008 (000’s):

	For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Beginning balance	$523	2,092	2,456	1,592
Purchases				500
Tax-exempt municipal securities reclassified as held-to-maturity			(1,944)	-
Dividends reinvested	5	6	10	11
Net change in unrealized gains (losses) included in other comprehensive incom	(2)	(11)	4	(16)
Ending balance	$526	2,087	526	2,087

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Fair Value Measurements (continued)

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

The following table presents LCNB’s impaired loans, real estate acquired through foreclosure, and repossessed assets measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008 by the level in the fair value hierarchy within which those measurements fall (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009
Impaired loans	$5,025	-	-	5,025
Real estate acquired through foreclosure	39	-	39	-
Totals	$5,064	-	39	5,025

December 31, 2008
Impaired loans	$2,491	-	-	2,491
Real estate acquired through foreclosure	39	-	39	-
Repossessed assets	50	-	50	-
Totals	$2,580	-	89	2,491

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of June 30, 2009 and December 31, 2008 were as follows (000’s):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$27,951	27,951	18,020	18,020
Securities available for sale	185,338	185,338	136,244	136,244
Securities held to maturity	6,071	6,071	-	-
Federal Reserve Bank and Federal Home Loan Bank stock	3,031	3,031	3,028	3,028
Loans, net	451,951	464,969	451,343	465,201

FINANCIAL LIABILITIES:
Deposits	614,988	619,090	577,622	581,536
Short-term borrowings	1,087	1,087	2,206	2,206
Long-term debt	19,656	21,061	5,000	5,493

The fair value of off-balance-sheet financial instruments at June 30, 2009 and December 31, 2008 was not material.

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

(Unaudited)

(Continued)

Note 10 - Fair Value Measurements (continued)

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

Note 11 – Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” were issued by the Financial Accounting Standards Board on June 12, 2009.  Both standards will be effective at the start of a company’s first fiscal year beginning after November 15, 2009.

SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  It requires more information about transfers of financial assets, including securitization transactions, and the continued risk exposures related to such transfers.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  Additional disclosures are also required.

LCNB management does not anticipate that adoption of SFAS No. 166 and No. 167 will have a material effect on LCNB’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of June 30, 2009, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2009 and 2008, and the related consolidated statements of shareholders’ equity and cash flows for each of the six-month periods ended June 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

August 3, 2009

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

Results of Operations

LCNB’s net income available to common shareholders was $1,624,000 or $0.24 basic and diluted earnings per common share and $3,095,000 or $0.46 basic and diluted earnings per common share for the three and six-month periods ended June 30, 2009, respectively.  Net income available to common shareholders was $1,698,000 or $0.25 basic and diluted earnings per common share and $3,142,000 or $0.47 basic and diluted earnings per common share for the comparable periods in 2008.  The decline in net income to common shareholders and earnings per common share were due, in part, to preferred stock dividends paid and related discount accretion recorded in connection with the preferred shares and warrant issued under the Captal Purchase Program (the “CPP”) on January 9, 2009.

LCNB’s net income was $1,840,000 for the three months ended June 30, 2009, compared to $1,698,000 for the three months ended June 30, 2008.  The return on average assets (ROAA) for the second quarter, 2009 was 1.03% and the return on average total equity (ROAE) was 9.64%, compared with an ROAA of 1.08% and an ROAE of 11.71% for the second quarter of 2008.  LCNB’s net income was $3,403,000 during the first six months of 2009 compared to $3,142,000 for the first six months of 2008.  The ROAA and ROAE for the first six months of 2009 were 0.98% and 9.07%, respectively.  The comparable ratios for the first six months of 2008 were 1.02% and 10.91%, respectively.

The increase in net income for each of the three and six months periods ended June 30, 2009 compared to 2008 was primarily attributed to an increase in net interest income, partially offset by increases in non-interest expense and the provision for loan losses.  Net interest income grew during the three and six month periods of 2009 primarily because of growth in interest earning assets and a general market decline in interest rates.  Non-interest expenses during 2009 were influenced by standard industry-wide increases in FDIC deposit insurance premiums, an industry-wide special assessment levied by the FDIC, and a pension-related charge recognized by LCNB during the first quarter 2009.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

While not immune from the effects of weakening economic conditions, LCNB’s earnings reflect continued strong asset quality resulting from responsible underwriting and lending practices.  Consequently, net charge-offs for the first half of 2009 and 2008 totaled $174,000 and $134,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $4,108,000 or 0.90% of total loans at June 30, 2009, compared to $3,087,000 or 0.68% of total loans at December 31, 2008.

Net Interest Income

Three Months Ended June 30, 2009 vs. 2008.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2009 and 2008, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$448,623	$6,820	6.10%	$448,092	$7,211	6.45%
Federal funds sold and interest- bearing demand deposits	24,113	16	0.27%	29,025	151	2.09%
Interest-bearing deposits in banks	-	-	-%	2,198	13	2.37%
Federal Reserve Bank stock	940	28	11.95%	890	24	10.82%
Federal Home Loan Bank stock	2,091	23	4.41%	2,036	28	5.52%
Investment securities:
Taxable	109,623	1,062	3.89%	49,541	554	4.49%
Non-taxable (2)	70,827	1,076	6.09%	48,750	732	6.02%
Total earnings assets	656,217	9,025	5.52%	580,532	8,713	6.02%
Non-earning assets	61,882			50,929
Allowance for loan losses	(2,507)			(2,477)
Total assets	$715,592			$628,984

Interest-bearing deposits	$529,517	2,370	1.80%	$477,268	3,214	2.70%
Short-term borrowings	810	-	-%	927	4	1.73%
Long-term debt	19,771	156	3.16%	5,000	66	5.29%
Total interest-bearing liabilities	550,098	2,526	1.84%	483,195	3,284	2.73%
Demand deposits	84,948			83,084
Other liabilities	3,967			4,500
Capital	76,579			58,205
Total liabilities and capital	$715,592			$628,984

Net interest rate spread (3)			3.68%			3.29%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$6,499	3.97%		$5,429	3.75%

Ratio of interest-earning assets to interest-bearing liabilities	119.29%			120.14%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2009 as compared to the same period in 2008.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30, 2009 vs. 2008
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$9	(400)	(391)
Federal funds sold and interest-bearing demand deposits	(22)	(113)	(135)
Interest-bearing deposits in banks	(13)	-	(13)
Federal Reserve Bank stock	1	3	4
Federal Home Loan Bank stock	1	(6)	(5)
Investment securities:
Taxable	591	(83)	508
Nontaxable	335	9	344
Total interest income	902	(590)	312

Interest-bearing Liabilities:
Deposits	323	(1,167)	(844)
Short-term borrowings	-	(4)	(4)
Long-term debt	126	(36)	90
Total interest expense	449	(1,207)	(758)
Net interest income	$453	617	1,070

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2009 totaled $6,499,000, an increase of $1,070,000 from the comparable period in 2008.  Total interest income increased $312,000 and total interest expense decreased $758,000.

The increase in total interest income was due to a $75.7 million increase in average earning assets, partially offset by a 50 basis point (one basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in interest earning assets was primarily due to an $82.2 million increase in average investment securities.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The decrease in total interest expense was primarily due to an 89 basis point decrease in the average rate paid, partially offset by a $66.9 million increase in average interest-bearing liabilities.  The decrease in the average rate paid on interest-bearing liabilities was primarily due to general decreases in market interest rates.  The increase in average interest-bearing liabilities was due to average interest-bearing deposits, which increased $52.2 million, and average long-term borrowings, which increased $14.8 million due to additional borrowings from the Federal Home Loan Bank of Cincinnati during the first quarter 2009.

Six Months Ended June 30, 2009 vs. 2008.

The following table presents, for the six months ended June 30, 2009 and 2008, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Six Months Ended June 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$449,340	$13,696	6.15%	$447,003	$14,735	6.63%
Federal funds sold and interest- bearing demand deposits	21,662	28	0.26%	24,270	302	2.50%
Interest-bearing deposits in banks	-	-	-%	1,099	13	2.38%
Federal Reserve Bank stock	939	28	6.01%	806	24	5.99%
Federal Home Loan Bank stock	2,091	47	4.53%	2,023	54	5.37%
Investment securities:
Taxable	106,737	2,133	4.03%	45,423	1,022	4.52%
Non-taxable (2)	67,032	2,021	6.08%	46,847	1,408	6.04%
Total earnings assets	647,801	17,953	5.59%	567,471	17,558	6.22%
Non-earning assets	58,435			52,115
Allowance for loan losses	(2,492)			(2,472)
Total assets	$703,744			$617,114

Interest-bearing deposits	$522,794	4,991	1.93%	$466,940	6,776	2.92%
Short-term borrowings	779	-	-%	726	8	2.22%
Long-term debt	15,990	263	3.32%	5,000	131	5.27%
Total interest-bearing liabilities	539,563	5,254	1.96%	472,666	6,915	2.94%
Demand deposits	84,567			81,978
Other liabilities	3,921			4,546
Capital	75,693			57,924
Total liabilities and capital	$703,744			$617,114

Net interest rate spread (3)			3.63%			3.28%

Net interest income and net interest margin on a taxable- equivalent basis (4)		$12,699	3.95%		$10,643	3.77%

Ratio of interest-earning assets to interest-bearing liabilities	120.06%			120.06%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2009 as compared to the same period in 2008.

	Six Months Ended
	June 30, 2009 vs. 2008
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$77	(1,116)	(1,039)
Federal funds sold and interest-bearing demand deposits	(29)	(245)	(274)
Interest-bearing deposits in banks	(13)	-	(13)
Federal Reserve Bank stock	4	-	4
Federal Home Loan Bank stock	2	(9)	(7)
Investment securities:
Taxable	1,237	(126)	1,111
Nontaxable	609	4	613
Total interest income	1,887	(1,492)	395

Interest-bearing Liabilities:
Deposits	739	(2,524)	(1,785)
Short-term borrowings	1	(9)	(8)
Long-term debt	196	(64)	132
Total interest expense	936	(2,597)	(1,661)
Net interest income	$951	1,105	2,056

Net interest income on a fully tax-equivalent basis for the first half of 2009 totaled $12,699,000, a $2,056,000 increase from the first half of 2008.  Total interest income increased $395,000 and total interest expense decreased $1,661,000.

The increase in total interest income was primarily due to an $80.3 million increase in average total earning assets, partially offset by a 63 basis point decrease in the average rate earned on earning assets.  The increase in average earning assets was primarily due to an $81.5 million increase in average investment securities.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The decrease in total interest expense was due primarily to a 98 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $66.9 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to a $55.9 million increase in average interest-bearing deposits and an $11.0 million increase in average long term debt due to additional borrowings from the Federal Home Loan Bank of Cincinnati during the first quarter 2009.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended June 30, 2009 and 2008 was $208,000 and $51,000, respectively, and $306,000 and $134,000 for the six months ended June 30, 2009 and 2008, respectively.  The increase in the provision for loan losses reflects the increase in non-accrual and delinquent loans.

Non -Interest Income

Three Months Ended June 30, 2009 vs. 2008.

Non-interest income for the second quarter of 2009 was $47,000 greater than for the same period in 2008. Gains from sales of mortgage loans increased $194,000, partially offset by a $60,000 decrease in trust income, a $61,000 decrease in service charges and fees, and a $52,000 decrease in insurance agency income.

Gains from sales of mortgage loans increased due to a higher volume of sales to the Federal Home Loan Mortgage Corporation during the 2009 period.  Loan sales during the second quarter 2009 totaled $13,518,000 compared to $90,000 in sales during the second quarter 2008.    The increase in the amount of mortgage loans sold is primarily due to an increase in the number of loans being refinanced, reflecting a general decline in market interest rates for residential mortgage loans during the first half of 2009.

Trust income decreased primarily due to market related decreases in the fair value of trust assets serviced, upon which fees are based.  Total trust assets at June 30, 2008 were $187.8 million compared to $177.5 million at June 30, 2009.  Service charges and fees decreased primarily due to a lower volume of overdraft fees received, partially offset by an increase in checkcard income.  Checkcard income grew because of the increasing popularity of checkcards as a retail payment method.

Six Months Ended June 30, 2009 vs. 2008.

Non-interest income for the first half of 2009 was $114,000 greater than for the same period in 2008. Gains from sales of mortgage loans increased $324,000, partially offset by a $64,000 decrease in trust income, an $86,000 decrease in service charges and fees, and a $102,000 decrease in insurance agency income.  Loan sales for the first half of 2009 totaled $23,552,000, compared to $733,000 of loans sold for the first half of 2008.  Trust income, service charges and fees, and insurance agency income decreased for substantially the same reasons discussed above.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Non-Interest Expense

Three Months Ended June 30, 2009 vs. 2008.

Total non-interest expense increased $765,000 during the second quarter, 2009 as compared to the second quarter 2008 primarily due to a $569,000 increase in FDIC premiums.   This increase includes an approximate $325,000 expense recognized for an industry-wide special assessment levied by the FDIC and industry-wide increases in quarterly premiums.  The remainder of the increase in total non-interest expense is due to a $142,000 increase in salaries and wages, a $30,000 increase in pension and other employee benefits, and a $145,000 increase in other non-interest expense.  Salaries and wages and pension and other employee benefits increased primarily due to additional employees, partially due to the opening of the Centerville office in September 2008, and annual salary and wage increases.

These expense increases were partially offset by a $94,000 decrease in intangible amortization, primarily due to the amortization in full during 2008 of an intangible asset related to the purchase of three offices from another bank in 1997.

Six Months Ended June 30, 2009 vs. 2008.

Total non-interest expense increased $1,637,000 during the first half of 2009 as compared to the first half of 2008 primarily due to a $578,000 increase in FDIC premiums and a $722,000 write-off of a pension asset during the first quarter 2009.  The write-off of the pension asset is related to the redesign during the first quarter 2009 of LCNB’s retirement program.  The plans were redesigned to provide competitive benefits to employees and provide more predictable and lower retirement plan costs over the long term. Because of the redesign, pension plan related balance sheet accounts were adjusted resulting in an approximate $3.0 million after tax increase in other comprehensive income, which is a component of shareholders’ equity, and the $722,000 charge to non-interest expense.

The remainder of the increase in total non-interest expense is due to a $279,000 increase in salaries and wages, a $74,000 increase in pension and other employee benefits, and a $100,000 increase in other non-interest expense.  These increases were partially offset by a $188,000 decrease in intangible amortization. These increases and decreases, including the FDIC premiums increase, were for substantially the same reasons discussed above.

Income Taxes

LCNB’s effective tax rates for the six months ended June 30, 2009 and 2008 were 22.0% and 25.4%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Financial Condition

Total assets at June 30, 2009 were $66.5 million greater than at December 31, 2008.  The growth in total assets were primarily funded by a $37.4 million increase in total deposits, a $14.7 million increase in long-term debt, and $13.4 million received from the sale of preferred stock to the U.S. Treasury Department under the CPP.

Net loans at June 30, 2009 were $608,000 greater than at December 31, 2008.  Commercial and industrial loans were $3,425,000 greater at June 30, 2009 and commercial real estate loans were $3,856,000 greater. During the same period, residential real estate loans decreased $2,425,000 and consumer loans decreased $4,163,000.  Residential real estate loans decreased primarily because new loans originated were sold to FHLMC.  New residential real estate loans sold during the first half 2009 totaled $23,552,000.  Consumer loans decreased primarily due to weak demand.

The investment securities portfolio at June 30, 2009 was $55.2 million greater than at December 31, 2008. Most of the growth was in U. S. Agency mortgage-backed securities, which increased $23.6 million and municipal securities, which increased $25.4 million.

The $14.7 million increase in long-term debt is due to new borrowings from the Federal Home Loan Bank of Cincinnati during the first quarter 2009.  Of the $37.4 million increase in total deposits, approximately $14.6 million was due to increases in public fund deposits by local governmental entities.  LCNB has also been receiving a higher than normal increase in deposits due, in part, to the volatility of current economic conditions.

On January 9, 2009, LCNB received $13.4 million of new capital from the U.S. Treasury Department under the CPP and issued 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to the U.S. Treasury Department for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26.  LCNB allocated $583,000 of the proceeds from the preferred stock issuance to the warrants.  The resulting discount in the preferred stock is being amortized over five years and is being reported as an adjustment to preferred stock dividends.  The issuance of preferred stock significantly increased LCNB’s capital and liquidity levels. The preferred stock pays a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter if not redeemed first.  For more information regarding the terms of agreement between LCNB and the U.S. Treasury Department under the CPP and the securities issued by LCNB to the U.S. Treasury Department thereunder, please see the Current Report on Form 8-K filed by LCNB with the SEC on January 9, 2009 which is hereby, along with exhibits thereto, incorporated by reference.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  At June 30, 2009, LCNB’s liquid assets amounted to $213.3 million or 29.8% of total assets, an increase from $154.3 million or 23.7% of total assets at December 31, 2008. Most of this growth was due to growth in investment securities.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 78.3% of total deposits at June 30, 2009 were “core” deposits, compared to 79.6% of deposits at December 31, 2008.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” were issued by the Financial Accounting Standards Board on June 12, 2009.  Both standards will be effective at the start of a company’s first fiscal year beginning after November 15, 2009.

SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  It requires more information about transfers of financial assets, including securitization transactions, and the continued risk exposures related to such transfers.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  Additional disclosures are also required.

LCNB management does not anticipate that adoption of SFAS No. 166 and No. 167 will have a material effect on LCNB’s consolidated financial statements.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 300 basis points scenario to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2009 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in Net Interest Income	% Change in Net Interest Income
	(Dollars in thousands)
Up 300	$27,547	874	3.28%
Up 200	27,301	628	2.35%
Up 100	26,957	284	1.06%
Base	26,673	-	-%
Down 100	26,486	(187)	-0.70%
Down 200	26,283	(390)	-1.46%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2009 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$68,714	(21,068)	-23.47%
Up 200	76,093	(13,689)	-15.25%
Up 100	82,887	(6,895)	-7.68%
Base	89,782	-	-%
Down 100	95,182	5,400	6.01%
Down 200	100,877	11,095	12.36%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of June 30, 2009, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 1.     Legal Proceedings

Not applicable

Item 1A.  Risk Factors

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

LCNB is unable to increase dividends to common shareholders without U.S. Treasury Department permission for a period of three years from the date of participation in the CPP unless the preferred securities are no longer held by the U.S. Treasury Department.  Additionally, no dividends may be paid on common stock unless and until all accrued and unpaid dividends for all past dividend periods owed to the U.S. Treasury Department on the preferred shares are fully paid.

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

Item 3.     Defaults Upon Senior Securities

Not applicable

LCNB CORP. AND SUBSIDIARIES

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of the shareholders of LCNB Corp. was held on April 28, 2009.  Two items were voted on by the shareholders of LCNB:

1.

Election of three Class I directors for a three-year term, and

2.

Approving, on an advisory (non-binding) basis, LCNB’s compensation of executive officers as disclosed in the Proxy Statement.

The following nominees were elected as Class I directors by the votes indicated:

Director	For	Withheld
David S. Beckett	5,715,177	48,503
Spencer S. Cropper	5,720,506	43,174
Stephen P. Wilson	5,742,054	21,626

LCNB’s compensation of executive officers was approved on an advisory (non-binding) basis by the votes indicated:

For	Withheld
5,435,752	108,871

Item 5.     Other Information

Not applicable

LCNB CORP. AND SUBSIDIARIES

Item 6.     Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of LCNB Corp. – incorporated by reference to Form 10-K for the fiscal year ended December 30, 2008, Exhibit 3.1.

3.2	Code of Regulations of LCNB Corp. – incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

4.1	Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009 – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 4.1.

4.2

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

10.4	Nonqualified Executive Retirement Plan

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 3, 2009

/s/Stephen P. Wilson

Stephen P. Wilson, Chief Executive Officer and

Chairman of the Board of Directors

August 3, 2009

/s/Robert C. Haines, II

Robert C. Haines, II, Executive Vice President

and Chief Financial Officer