Form 10-Q
period 2009-09-30
LCNB CORP
filed 2009-11-05
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

(      )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to  ______________

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

                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of November 5, 2009 was 6,687,232 shares.

LCNB CORP. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION

2

Item 1.  Financial Statements

2

CONSOLIDATED BALANCE SHEETS

2

CONSOLIDATED STATEMENTS OF INCOME

3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

5

CONSOLIDATED STATEMENTS OF CASH FLOWS

6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

27

Item 2. Management's Discussion and Analysis of Financial Condition and Results of  Operations  28

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

39

Item 4.  Controls and Procedures

40

PART II.  OTHER INFORMATION

41

Item 1.     Legal Proceedings

41

Item 1A.  Risk Factors

41

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

41

Item 3.     Defaults Upon Senior Securities

41

Item 4.     Submission of Matters to a Vote of Security Holders

41

Item 5.     Other Information

41

Item 6.     Exhibits

42

SIGNATURES

44

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Cash and due from banks	$22,161	11,278
Federal funds sold and interest-bearing demand deposits	8,811	6,742
Total cash and cash equivalents	30,972	18,020

Investment securities:
Available-for-sale, at fair value	201,614	136,244
Held-to-maturity, at cost	12,156	-
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,031	3,028
Loans, net	457,199	451,343
Premises and equipment, net	15,976	15,582
Goodwill	5,915	5,915
Other intangible assets, net	919	807
Bank owned life insurance	13,964	13,485
Other assets	8,060	5,307
TOTAL ASSETS	$749,806	649,731

LIABILITIES:
Deposits –
Noninterest-bearing	$81,815	82,645
Interest-bearing	557,266	494,977
Total deposits	639,081	577,622
Short-term borrowings	317	2,206
Long-term debt	25,309	5,000
Accrued interest and other liabilities	5,934	6,787
TOTAL LIABILITIES	670,641	591,615

SHAREHOLDERS’ EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares,
13,400 shares issued at September 30, 2009	12,929	-
Common shares – no par value, authorized 8,000,000 shares, issued
7,445,514 shares at September 30, 2009 and December 31, 2008	11,068	11,068
Surplus	15,398	14,792
Retained earnings	48,306	46,584
Treasury shares at cost, 758,282 shares at September 30, 2009 and
December 31, 2008	(11,737)	(11,737)
Accumulated other comprehensive income (loss), net of taxes	3,201	(2,591)
TOTAL SHAREHOLDERS’ EQUITY	79,165	58,116

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$749,806	649,731

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$6,884	7,115	20,580	21,850
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	26	28	101	106
Interest on investment securities –
Taxable	1,050	784	3,183	1,806
Non-taxable	795	530	2,129	1,459
Other short-term investments	13	151	41	466
TOTAL INTEREST INCOME	8,768	8,608	26,034	25,687

INTEREST EXPENSE:
Interest on deposits	2,278	3,220	7,269	9,996
Interest on short-term borrowings	-	4	-	12
Interest on long-term debt	177	66	440	197
TOTAL INTEREST EXPENSE	2,455	3,290	7,709	10,205
NET INTEREST INCOME	6,313	5,318	18,325	15,482
PROVISION FOR LOAN LOSSES	664	188	970	322

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,649	5,130	17,355	15,160

NON-INTEREST INCOME:
Trust income	451	443	1,365	1,421
Service charges and fees	1,018	1,169	2,956	3,193
Net gain on sales of securities	60	-	60	-
Insurance agency income	402	421	1,160	1,281
Bank owned life insurance income	162	135	478	397
Gains from sales of mortgage loans	46	2	377	9
Other operating income	37	33	121	129
TOTAL NON-INTEREST INCOME	2,176	2,203	6,517	6,430

NON-INTEREST EXPENSE:
Salaries and wages	2,378	2,259	7,102	6,704
Pension and other employee benefits	503	601	1,779	1,803
Equipment expenses	262	243	749	718
Occupancy expense, net	418	416	1,280	1,235
State franchise tax	152	158	470	489
Marketing	112	119	353	330
Intangible amortization	28	44	83	287
FDIC premiums	317	21	926	52
Write-off of pension asset	-	-	722	-
Other non-interest expense	1,024	1,067	3,414	3,357
TOTAL NON-INTEREST EXPENSE	5,194	4,928	16,878	14,975
INCOME BEFORE INCOME TAXES	2,631	2,405	6,994	6,615
PROVISION FOR INCOME TAXES	588	611	1,548	1,679
NET INCOME	2,043	1,794	5,446	4,936
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	206	-	514	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,837	1,794	4,932	4,936

Dividends declared per common share	$0.16	0.16	0.48	0.48

Earnings per common share:
Basic	$0.27	0.27	0.74	0.74
Diluted	0.27	0.27	0.74	0.74

Average common shares outstanding:
Basic	6,687,232	6,687,232	6,687,232	6,687,232
Diluted	6,707,746	6,687,232	6,693,032	6,687,232

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Income	$2,043	1,794	5,446	4,936

Other comprehensive income (loss):

Net unrealized gain on available-for-sale securities (net of taxes of $1,194 and $340 for the three months ended September 30, 2009 and 2008, respectively, and $1,440 and $127 for the nine months ended September 30, 2009 and 2008, respectively)	2,310	661	2,795	246

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $20)	(40)		(40)

Reversal of pension plan unrecognized net loss (net of taxes of $1,564)	-	-	3,037	-

Recognition of pension plan net actuarial loss (net of taxes of $10 and $31 for the three and nine months ended September 30, 2008, respectively)	-	20	-	60

TOTAL COMPREHENSIVE INCOME	$4,313	2,475	11,238	5,242

The accompanying notes to consolidated financial statements are an integral part of these statements.

	LCNB CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	(Dollars in thousands, except per share amounts)
	(Unaudited)

							Accumulated
	Common						Other	Total
	Shares	Preferred	Common		Retained	Treasury	Comprehensive	Shareholders’
	Outstanding	Stock	Stock	Surplus	Earnings	Shares	Income (Loss)	Equity
Balance January 1, 2009	6,687,232		$11,068	14,792	46,584	(11,737)	(2,591)	58,116
Net income					5,446			5,446
Issuance of preferred stock and related warrants		12,817		583				13,400
Net unrealized gain on available-for-sale securities, net of tax							2,755	2,755
Reversal of pension plan unrecognized net loss, net of tax							3,037	3,037
Compensation expense relating to stock options				23				23
Preferred stock dividends and discount accretion		112			(514)			(402)
Common stock dividends, $0.48 per share					(3,210)			(3,210)
Balance September 30, 2009	6,687,232	$12,929	11,068	15,398	48,306	(11,737)	3,201	79,165

Balance January 1, 2008	6,687,232	$-	11,068	14,761	44,261	(11,737)	(1,825)	56,528
Net income					4,936			4,936
Net unrealized gain (loss) on available-for-sale securities, net of tax							246	246
Change in pension plan unrecognized net loss, net of tax							60	60
Compensation expense relating to stock options				23				23
Common stock dividends, $0.48 per share					(3,210)			(3,210)
Balance September 30, 2008	6,687,232	$-	11,068	14,784	45,987	(11,737)	(1,519)	58,583

	The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,446	4,936
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization, and accretion	1,734	1,593
Provision for loan losses	970	322
Federal Home Loan Bank stock dividends	-	(82)
Increase in cash surrender value of bank owned life insurance	(478)	(397)
Realized loss (gain) on sales of securities available for sale	(60)	-
Realized loss (gain) on sale of premises and equipment	(17)	(3)
Origination of mortgage loans for sale	(26,033)	(814)
Realized gains from sales of mortgage loans	(377)	(9)
Proceeds from sales of mortgage loans	26,151	814
Compensation expense related to stock options	23	23
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(945)	(730)
Other assets	(1,139)	(178)
Other liabilities	2,414	148
NET CASH FLOWS FROM OPERATING ACTIVITIES	7,689	5,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	210	-
Proceeds from maturities and calls of investment securities	46,656	24,780
Purchases of investment securities	(120,659)	(73,742)
Purchase of Federal Reserve Bank stock	(3)	(215)
Net (increase) decrease in loans	(9,435)	(3,886)
Proceeds from sale of other real estate owned	-	877
Additions to other real estate owned	-	(37)
Proceeds from sale of repossessed assets	72	-
Purchases of premises and equipment	(1,263)	(1,228)
Proceeds from sales of premises and equipment	18	3
NET CASH FLOWS FROM INVESTING ACTIVITIES	(84,404)	(53,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	61,459	60,258
Net increase (decrease) in short-term borrowings	(1,889)	186
Proceeds from long-term debt	21,000	-
Principal payments on long-term debt	(691)	-
Proceeds from issuance of preferred stock	13,400	-
Cash dividends paid on common stock	(3,210)	(3,210)
Cash dividends paid on preferred stock	(402)	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	89,667	57,234

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,952	9,409

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,020	31,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,972	40,599

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$7,813	10,315
Income taxes	1,560	1,750

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	2,392	-

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

Management has reviewed and evaluated transactions and events for subsequent event accounting and disclosure purposes through November 5, 2009, the date the financial statements were issued.

Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2008 Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$5,313	63	-	5,376
U.S. Agency notes	45,479	362	65	45,776
U.S. Agency mortgage-backed securities	51,936	1,308	73	53,171
Corporate securities	7,413	198	-	7,611
Municipal securities:
Non-taxable	75,945	2,730	2	78,673
Taxable	9,755	276	-	10,031
Trust preferred securities	348	48	-	396
Other debt securities	536	3	-	539
Marketable equity securities	39	2	-	41
	$196,764	4,990	140	201,614

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Agency notes	$44,264	372	-	44,636
U.S. Agency mortgage-backed securities	32,310	491	33	32,768
Corporate securities	1,010	4	1	1,013
Municipal securities:
Non-taxable	53,821	430	627	53,624
Taxable	3,605	46	4	3,647
Other debt securities	521	-	9	512
Marketable equity securities	37	7	-	44
	$135,568	1,350	674	136,244

The fair value of held-to-maturity investment securities, consisting of non-taxable and taxable municipal securities, approximates amortized cost at September 30, 2009.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 - Investment Securities (continued)

Information concerning securities with gross unrealized losses at September 30, 2009, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency notes	$10,992	65	-	-
U.S. Agency mortgage- backed securities	9,985	72	42	1
Corporate securities	250	-	-	-
Municipal securities:
Non-taxable	-	-	438	2
Taxable	200	-	-	-
Marketable equity securities	41	-	-	-
	$21,468	137	480	3

The unrealized losses at September 30, 2009 are primarily due to increases in market interest rates. Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, LCNB does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Accumulated other comprehensive income at September 30, 2009 consisted solely of the net unrealized gain on available-for-sale investment securities.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 - Loans

Major classifications of loans at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30,	December 31,
	2009	2008

Commercial and industrial	$43,707	38,724
Commercial, secured by real estate	181,286	174,493
Residential real estate	193,695	194,039
Consumer	27,863	33,369
Agricultural	3,348	3,216
Other loans, including deposit overdrafts	9,477	9,203
	459,376	453,044
Deferred net origination costs	622	767
	459,998	453,811
Less allowance for loan losses	2,799	2,468
Loans, net	$457,199	451,343

Changes in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Balance, beginning of period	$2,468	2,468
Provision for loan losses	970	322
Charge-offs	(910)	(646)
Recoveries	271	324
Balance, end of period	$2,799	2,468

Charge-offs for the nine months ended September 30, 2009 included charge-offs on three commercial real estate loans totaling $352,000.  The balance of charge-offs during this period consisted primarily of residential second mortgage loans, consumer loans, and checking and NOW account overdrafts.  Charge-offs for the nine months ended September 30, 2008 consisted primarily of consumer loans and checking and NOW account overdrafts.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 - Loans (continued)

Non-accrual, past-due, and restructured loans as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Non-accrual loans	$1,445	2,281
Past-due 90 days or more and still accruing	336	806
Restructured loans	2,468	332
Total	$4,249	3,419
Percent to total loans	0.92%	0.75%

Non-accrual loans at September 30, 2009 consisted of three commercial real estate loans totaling $789,000 and four residential real estate loans totaling $656,000.  Included in the commercial real estate non-accrual loans at September 30, 2009 were two loans totaling $647,000 that had been classified as past-due 90 days or more and still accruing interest at December 31, 2008, when their total balance outstanding was $670,000.  Non-accrual loans at December 31, 2008 included a commercial real estate loan with a balance of $2,149,000.  The borrower was unsuccessful in its efforts to sell the property and LCNB accepted a deed in lieu of foreclosure during the third quarter 2009.  The remaining balance of non-accrual loans at December 31, 2008 consisted primarily of residential real estate mortgage loans.

Loans past-due 90 days or more and still accruing interest at September 30, 2009 were primarily composed of consumer and residential mortgage loans.  Loans past-due 90 days or more and still accruing interest at December 31, 2008 were primarily composed of the two commercial real estate loans mentioned previously and consumer and residential mortgage loans.

The increase in restructured loans is due to a commercial real estate loan which was restructured during the first quarter 2009.  Its balance at September 30, 2009 was $2,162,000.  Restructured loans at September 30, 2009 and December 31, 2008 also include a commercial real estate loan in the amount of $306,000 and $310,000, respectively.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 - Loans (continued)

The following is a summary of information pertaining to loans considered to be impaired at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008

Impaired loans without a valuation allowance	$1,297	2,451
Impaired loans with a valuation allowance	5,330	3,121
Total impaired loans	6,627	5,572

Valuation allowance related to impaired loans	$1,092	630

Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets, which are included in “other assets” in the consolidated balance sheets, totaled approximately $2,424,000 at September 30, 2009, compared to $89,000 at December 31, 2008.  Other real estate owned increased due to the transfer of three commercial real estate properties into this category during the third quarter 2009.

Loans sold to and serviced for others are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at September 30, 2009 and December 31, 2008 were $57,111,000 and $37,783,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three and nine months ended September 30, 2009 totaled $2,481,000 and $26,033,000, respectively, and $81,000 and $814,000 during the three and nine months ended September 30, 2008, respectively.  The increase in the amount of mortgage loans sold is primarily due to an increase in the number of refinanced loans because of the general decline in market interest rates for residential mortgage loans during the first nine months of 2009.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 – Borrowings

Funds borrowed from the Federal Home Loan Bank of Cincinnati at September 30, 2009 and December 31, 2008 are as follows (thousands):

	Current
	Interest	September 30,	December 31,
	Rate	2009	2008

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$5,000	-
Advance due July 2012	1.99%	6,000	-
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	4,527	-
Advance due March 2019	2.82%	4,782	-
		$25,309	5,000

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans.

Short-term borrowings at September 30, 2009 and December 31, 2008 consisted of U.S. Treasury demand note borrowings of approximately $317,000 and $2,206,000, respectively.  The U.S. Treasury was not charging interest at September 30, 2009 or December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 - Commitments and Contingent Liabilities (continued)

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Commitments to extend credit:
Commercial loans	$4,461	4,376
Other loans
Fixed rate	519	1,033
Adjustable rate	604	302
Unused lines of credit:
Fixed rate	5,267	2,807
Adjustable rate	66,764	70,647
Unused overdraft protection amounts on
demand and NOW accounts	10,253	10,408
Standby letters of credit	7,257	8,138
	$95,125	97,711

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At September 30, 2009 and December 31, 2008, outstanding guarantees of $1.7 million and $1.8 million, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at September 30, 2009 and December 31, 2008 was approximately $5.5 million and $6.3 million, respectively.  The agreement has a final maturity date of January, 2012.

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

On October 21, 2009, LCNB redeemed all 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  See “Notes to Consolidated Financial Statements, Note 11 - Subsequent Event” of this report for additional information pertaining to the redemption of the preferred shares.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 – Regulatory Capital (continued)

The Bank and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighing assets based on assigned risk factors and include off-balance sheet items such as stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

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

	At	At
	September 30,	December 31,
	2009	2008

Regulatory Capital:
Shareholders' equity	$79,165	58,116
Goodwill and other intangibles	(6,534)	(6,600)
Accumulated other comprehensive (income) loss	(3,201)	2,591
Tier 1 risk-based capital	69,430	54,107

Eligible allowance for loan losses	2,799	2,468
Total risk-based capital	$72,229	56,575

Capital ratios:
Total risk-based (required 8.00%)	15.08%	12.61%
Tier 1 risk-based (required 4.00%)	14.50%	12.06%
Leverage (required 3.00%)	9.48%	8.19%

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 7 – Employee Benefits

Effective January 1, 2009, LCNB redesigned its qualified noncontributory defined benefit retirement plan and merged its single-employer plan into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Accordingly, the assets and obligations of the single-employer plan were transferred to the multiple-employer plan in January 2009.  At that time, the pension plan related balance sheet accounts were adjusted resulting in an approximate $3.0 million increase in other comprehensive income, which is included in shareholders’ equity, and a $722,000 charge to non-interest expense in the consolidated statements of income.  Employees hired on or after January 1, 2009 are not eligible to participate in this plan.

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan charged to pension and other employee benefits in the consolidated statements of income for the three and nine months ended September 30, 2009 were $10,000 and $82,000, respectively.  Employer expense incurred in connection with the 401-K plan during the three and nine months ended September 30, 2009 was $58,000 and $170,000 respectively.

The components of net periodic pension cost of the qualified noncontributory defined benefit retirement plan for the three and nine months ended September 30, 2008 are summarized as follows (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2008	Ended September 30, 2008

Service cost	$186	559
Interest cost	140	420
Expected return on plan assets	(132)	(396)
Amortization of net loss	30	91
Net periodic pension cost	224	674

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2009 are summarized as follows (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009

Service cost	$41	108
Interest cost	7	19
Prior service cost	12	32
Net periodic pension cost	60	159

Note 8 - Stock Options

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights. The Plan provides for the issuance of up to 200,000 common shares.  As of September 30, 2009, only stock options have been granted under the Plan.  Options granted to date vest ratably over a five year period and expire ten years after the date of grant.  Stock options outstanding at September 30, 2009 were as follows:

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Stock Options (continued)

The following table summarizes stock option activity for the periods indicated:

	Nine Months ended September 30,
	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, January 1,	49,132	$ 15.43	35,214	$ 16.57
Granted	29,110	9.00	13,918	12.55
Exercised	-	-	-	-
Outstanding, September 30,	78,242	$ 13.04	49,132	$ 15.43
Exercisable, September 30,	29,954	$ 15.73	22,339	$ 15.60

At September 30, 2009, the aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at that date and that were “in the money” (market price greater than exercise price) was approximately $58,000.  There was no aggregate intrinsic value at that date for only the options that were exercisable.  The intrinsic value changes based on changes in the market price of the Company’s stock.

The estimated weighted-average fair value of the options granted in the first quarter of 2009 and 2008 was $1.89 and $2.27 per option, respectively.  The fair value was estimated at the dates of grant using the Black-Scholes option-pricing model and the following assumptions:

	2009	2008
Risk-free interest rate	3.49%	3.56%
Average dividend yield	4.04%	3.77%
Volatility factor of the expected market
price of LCNB’s common stock	27.54%	22.72%
Average life in years	9.0	8.2

Total expense related to options included in salaries and wages in the consolidated statements of income for the three and nine months ended September 30, 2009 were $9,000 and $24,000, respectively and $8,000 and $23,000 for the three and nine months ended September 30, 2008, respectively.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 9 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options and warrants.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows (dollars in thousands, except share and per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income available to common shareholders	$1,837	1,794	4,932	4,936

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,687,232	6,687,232	6,687,232

Add dilutive effect of warrants	20,514	-	5,800	-

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,707,746	6,687,232	6,693,032	6,687,232

Basic earnings per common share	$0.27	0.27	0.74	0.74

Diluted earnings per common share	$0.27	0.27	0.74	0.74

Note 10 - Fair Value of Financial Instruments

The inputs to valuation techniques used to measure fair value are assigned to one of three broad input levels:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Fair Value Measurements (continued)

The majority of LCNB’s debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury Notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, approximately $539,000 is invested in a mutual fund.  LCNB uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because LCNB does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been classified as a level 3 input.  Additionally, Dakin owns stock in an insurance company and LCNB Corp. owns trust preferred securities in various financial institutions. Market quotations (level 1) are used to determine fair value for these investments.

The following table summarizes the valuation of LCNB’s financial assets and liabilities measured on a recurring basis by the input levels defined by the fair value hierarchy as of September 30, 2009 and December 31, 2008 (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009
Available-for-sale securities	$201,614	13,424	187,651	539

December 31, 2008
Available-for-sale securities	$136,244	1,057	132,731	2,456

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Fair Value Measurements (continued)

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the three and nine months ended September 30, 2009 and 2008 (000’s):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Beginning balance	$526	2,087	2,456	1,592
Purchases	-	-	-	500
Tax-exempt municipal securities reclassified as held-to-maturity	-	-	(1,944)	-
Dividends reinvested	5	5	15	16
Net change in unrealized gains (losses) included in other comprehensive income	8	1	12	(15)
Ending balance	$539	2,093	539	2,093

Assets that may be recorded at fair value on a nonrecurring basis include impaired loans, other real estate owned, and other repossessed assets.  A loan is considered impaired when management believes it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent, if this value is less than the loan balance.  When the fair value of the collateral is based on an observable market price or current appraised value, the inputs are considered to be level 2.  When an appraised value is not available and there is not an observable market price, the inputs are considered to be level 3.

Other real estate owned is adjusted to fair value upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  The inputs for a valuation based on current appraised value are considered to be level 2.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB’s assets measured on a nonrecurring basis by the input levels defined by the fair value hierarchy as of September 30, 2009 and December 31, 2008 (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009
Impaired loans	$5,535	-	-	5,535
Other real estate owned	2,424	-	2,424	-
Totals	$7,959		2,424	5,535

December 31, 2008
Impaired loans	$2,491	-	-	2,491
Other real estate owned	39	-	39	-
Repossessed assets	50	-	50	-
Totals	$2,580	-	89	2,491

Carrying amounts and estimated fair values of financial instruments as of September 30, 2009 and December 31, 2008 were as follows (000’s):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$30,972	30,972	18,020	18,020
Securities available for sale	201,614	201,614	136,244	136,244
Securities held to maturity	12,156	12,156	-	-
Federal Reserve Bank and Federal Home Loan Bank stock	3,031	3,031	3,028	3,028
Loans, net	457,199	470,428	451,343	465,201

FINANCIAL LIABILITIES:
Deposits	639,081	642,789	577,622	581,536
Short-term borrowings	317	317	2,206	2,206
Long-term debt	25,309	26,665	5,000	5,493

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Fair Value Measurements (continued)

The fair value of off-balance-sheet financial instruments at September 30, 2009 and December 31, 2008 was not material.

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

Investment securities

Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and/or discounted cash flow analyses.  The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the respective redemptive provisions.  The amortized cost of held-to-maturity securities approximates fair value.

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 11 – Subsequent Event

On October 21, 2009, LCNB entered into a repurchase agreement with the U.S. Department of the Treasury (the “Treasury Department”) pursuant to which LCNB redeemed all 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, sold to the Treasury Department on January 9, 2009 in connection with the Treasury Department’s Capital Purchase Program (CPP).  Under the CPP, the Treasury Department also received a warrant to purchase 217,063 shares of the Company’s common stock with an exercise price of $9.26 per share.

In connection with this redemption, LCNB paid approximately $13.5 million to the Treasury Department, which includes the original investment amount of $13.4 million plus accrued and unpaid dividends of approximately $123,000.

As a result of the redemption, LCNB Corp. recorded a reduction in retained earnings of approximately $463,000 in the fourth quarter of 2009 associated with accelerated discount accretion related to the difference between the amount at which the Preferred Stock sale was initially recorded and its redemption price. The Preferred Stock dividend and the acceleration of the accretion will reduce the fourth quarter’s net income available to common shareholders and earnings per common share.

The funds for the redemption were obtained, in part, through the sale of approximately $10.9 million of available-for-sale investment securities at a total net loss of $74,000.  All securities sold had an unrealized gain at September 30, 2009.

LCNB Corp. exceeded all regulatory requirements to be classified as “well capitalized” before accepting the CPP investment and will exceed the regulatory requirements after the redemption.

LCNB Corp. does not intend to negotiate the repurchase of the warrant issued to the Treasury Department as part of the CPP.  Instead, pursuant to the terms of the repurchase agreement, the warrant has been cancelled and LCNB has issued a substitute warrant to the Treasury Department with the same terms as the original warrant, except that Section 13(H) of the original warrant, which dealt with the reduction of shares subject to the warrant in the event that LCNB raised $13.4 million in a qualified stock offering prior to December 31, 2009, has been removed.  A copy of the repurchase agreement was filed by LCNB as Exhibit 10.1 to its Current Report on Form 8-K dated October 21, 2009, and a copy of the substitute warrant is included as an exhibit to this report.  Both documents are incorporated by reference into this Note 11, and the foregoing summary of certain provisions of these documents is qualified in its entirety by reference thereto.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 12 – Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” were issued by the Financial Accounting Standards Board (the “FASB”) on June 12, 2009.  Both standards will be effective for LCNB on January 1, 2010.

SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions and the continued risk exposures related to such transfers.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

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

Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” was issued by the FASB in August 2009.  For those entities that elect to value liabilities at fair value, this release provides guidance for measuring the fair value of liabilities and classifying the inputs as level 1, level 2, or level 3. It is effective for the first reporting period, including interim periods, after issuance.  LCNB does not currently value any of its liabilities at fair value and does not anticipate that adoption of this update will have a material effect on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of September 30, 2009, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2009 and 2008, and the related consolidated statements of shareholders’ equity and cash flows for each of the nine-month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company's management.

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

November 5, 2009

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

Results of Operations

LCNB’s net income available to common shareholders was $1,837,000 or $0.27 basic and diluted earnings per common share and $4,932,000 or $0.74 basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2009, respectively.  Net income available to common shareholders was $1,794,000 or $0.27 basic and diluted earnings per common share and $4,936,000 or $0.74 basic and diluted earnings per common share for the comparable periods in 2008.  Affecting net income to common shareholders and earnings per common share for the three and nine month periods was an increase in net interest income, offset by increases in the provision for loan losses and non-interest expense.  Negatively affecting net income available to common shareholders during 2009 were preferred stock dividends paid and related discount accretion recorded in connection with the preferred shares and warrant issued under the Capital Purchase Program (the “CPP”) on January 9, 2009.

Net interest income grew during the three and nine month periods of 2009 compared to 2008 primarily because of growth in interest earning assets and a general market decline in deposit interest rates.  Non-interest expense during the three and nine periods of 2009 was influenced by industry-wide increases in FDIC deposit insurance premiums, an industry-wide special assessment levied by the FDIC, and a pension-related charge recognized by LCNB during the first quarter 2009.

Current economic conditions have contributed to an increase in loan delinquencies, but LCNB’s loan portfolio continues to benefit from responsible underwriting and lending practices.  Net charge-offs for the first nine months of 2009 and 2008 totaled $639,000 and $322,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $1,781,000 or 0.39% of total loans at September 30, 2009, compared to $3,087,000 or 0.68% of total loans at December 31, 2008.  Other real estate owned and other repossessed assets totaled approximately $2,424,000 at September 30, 2009, compared to $89,000 at December 31, 2008.  Non-accrual loans and loans past due 90 days or more decreased and other real estate owned increased largely due to the transfer of commercial real estate property into the other real estate owned category.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

LCNB’s net income was $2,043,000 for the three months ended September 30, 2009, compared to $1,794,000 for the three months ended September 30, 2008.  The return on average assets (ROAA) for the third quarter 2009 was 1.09% and the return on average total equity (ROAE) was 10.46%, compared with an ROAA of 1.09% and an ROAE of 12.27% for the third quarter of 2008.  LCNB’s net income was $5,446,000 during the first nine months of 2009 compared to $4,936,000 for the first nine months of 2008.  The ROAA and ROAE for the first nine months of 2009 were 1.02% and 9.54%, respectively.  The comparable ratios for the first nine months of 2008 were 1.05% and 11.38%, respectively.  The decrease in ROAE during the 2009 periods is primarily due to the addition of preferred stock to equity on January 9, 2009.

[Remainder of this page intentionally left blank]

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net Interest Income

Three Months Ended September 30, 2009 vs. 2008.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2009 and 2008, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$457,372	$6,884	5.97%	$443,602	$7,115	6.36%
Federal funds sold and interest- bearing demand deposits	20,014	13	0.26%	24,201	126	2.07%
Interest-bearing deposits in banks	-	-	-%	3,913	25	2.53%
Federal Reserve Bank stock	940	-	-%	938	-	-%
Federal Home Loan Bank stock	2,091	26	4.93%	2,063	28	5.38%
Investment securities:
Taxable	112,375	1,050	3.71%	74,410	784	4.18%
Non-taxable (2)	86,662	1,205	5.52%	53,130	803	6.00%
Total earnings assets	679,454	9,178	5.36%	602,257	8,881	5.85%
Non-earning assets	64,019			54,005
Allowance for loan losses	(2,678)			(2,473)
Total assets	$740,795			$653,789

Interest-bearing deposits	$548,512	2,278	1.65%	$501,341	3,220	2.55%
Short-term borrowings	599	-	-%	725	4	2.19%
Long-term debt	23,929	177	2.93%	5,000	66	5.24%
Total interest-bearing liabilities	573,040	2,455	1.70%	507,066	3,290	2.57%
Demand deposits	84,927			83,443
Other liabilities	5,342			5,312
Capital	77,486			57,968
Total liabilities and capital	$740,795			$653,789

Net interest rate spread (3)			3.66%			3.28%

Net interest income and net interest margin on a taxable-equivalent basis (4)		$6,723	3.93%		$5,591	3.68%

Ratio of interest-earning assets to interest-bearing liabilities	118.57%			118.77%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2009 as compared to the same period in 2008.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30, 2009 vs. 2008
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$216	(447)	(231)
Federal funds sold and interest-bearing demand deposits	(19)	(94)	(113)
Interest-bearing deposits in banks	(25)	-	(25)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	(2)	(2)
Investment securities:
Taxable	363	(97)	266
Nontaxable	471	(69)	402
Total interest income	1,006	(709)	297

Interest-bearing Liabilities:
Deposits	280	(1,222)	(942)
Short-term borrowings	(1)	(3)	(4)
Long-term debt	151	(40)	111
Total interest expense	430	(1,265)	(835)
Net interest income	$576	556	1,132

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2009 totaled $6,723,000, an increase of $1,132,000 from the comparable period in 2008.  Total interest income increased $297,000 and total interest expense decreased $835,000.

The increase in total interest income was due to a $77.2 million increase in average earning assets, partially offset by a 49 basis point (one basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in interest earning assets was primarily due to a $71.5 million increase in average investment securities and a $13.8 million increase in the loan portfolio.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The decrease in total interest expense was primarily due to an 87 basis point decrease in the average rate paid, partially offset by a $66.0 million increase in average interest-bearing liabilities.  The decrease in the average rate paid on interest-bearing liabilities was primarily due to general decreases in market interest rates.  The increase in average interest-bearing liabilities was due to average interest-bearing deposits, which increased $47.2 million, and average long-term borrowings, which increased $18.9 million due to additional borrowings from the Federal Home Loan Bank of Cincinnati during the first and third quarters of 2009.

Nine Months Ended September 30, 2009 vs. 2008.

The following table presents, for the nine months ended September 30, 2009 and 2008, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Nine Months Ended September 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$452,047	$20,580	6.09%	$445,882	$21,850	6.55%
Federal funds sold and interest- bearing demand deposits	21,107	41	0.26%	24,248	428	2.36%
Interest-bearing deposits in banks	-	-	-%	2,044	38	2.48%
Federal Reserve Bank stock	939	28	3.99%	850	24	3.77%
Federal Home Loan Bank stock	2,091	73	4.67%	2,036	82	5.38%
Investment securities:
Taxable	106,067	3,183	4.01%	55,156	1,806	4.37%
Non-taxable (2)	76,217	3,226	5.66%	48,957	2,211	6.03%
Total earnings assets	658,468	27,131	5.51%	579,173	26,439	6.10%
Non-earning assets	60,313			52,829
Allowance for loan losses	(2,555)			(2,472)
Total assets	$716,226			$629,530

Interest-bearing deposits	$531,461	7,269	1.83%	$478,511	9,996	2.79%
Short-term borrowings	718	-	-%	726	12	2.21%
Long-term debt	18,665	440	3.15%	5,000	197	5.26%
Total interest-bearing liabilities	550,844	7,709	1.87%	484,237	10,205	2.82%
Demand deposits	84,672			82,472
Other liabilities	4,413			4,882
Capital	76,297			57,939
Total liabilities and capital	$716,226			$629,530

Net interest rate spread (3)			3.64%			3.28%

Net interest income and net interest margin on a taxable-equivalent basis (4)		$19,422	3.94%		$16,234	3.74%

Ratio of interest-earning assets to interest-bearing liabilities	119.54%			119.61%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2009 as compared to the same period in 2008.

	Nine Months Ended
	September 30, 2009 vs. 2008
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$299	(1,569)	(1,270)
Federal funds sold and interest-bearing demand deposits	(49)	(338)	(387)
Interest-bearing deposits in banks	(38)	-	(38)
Federal Reserve Bank stock	3	1	4
Federal Home Loan Bank stock	2	(11)	(9)
Investment securities:
Taxable	1,539	(162)	1,377
Nontaxable	1,162	(147)	1,015
Total interest income	2,918	(2,226)	692

Interest-bearing Liabilities:
Deposits	1,013	(3,740)	(2,727)
Short-term borrowings	-	(12)	(12)
Long-term debt	350	(107)	243
Total interest expense	1,363	(3,859)	(2,496)
Net interest income	$1,555	1,633	3,188

Net interest income on a fully tax-equivalent basis for the first nine months of 2009 totaled $19,422,000, a $3,188,000 increase from the first nine months of 2008.  Total interest income increased $692,000 and total interest expense decreased $2,496,000.

The increase in total interest income was primarily due to a $79.3 million increase in average total earning assets, partially offset by a 59 basis point decrease in the average rate earned on earning assets.  The increase in average earning assets was primarily due to a $78.2 million increase in average investment securities.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The decrease in total interest expense was due primarily to a 95 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $66.6 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to a $53.0 million increase in average interest-bearing deposits and a $13.7 million increase in average long term debt due to additional borrowings from the Federal Home Loan Bank of Cincinnati during the first and third quarters of 2009.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended September 30, 2009 and 2008 was $664,000 and $188,000, respectively, and $970,000 and $322,000 for the nine months ended September 30, 2009 and 2008, respectively.  The increase in the provision for loan losses reflects an increase in non-accrual and delinquent loans, the net charge-off trend, and the current economic conditions.

Non -Interest Income

Three Months Ended September 30, 2009 vs. 2008.

Non-interest income for the third quarter of 2009 was $27,000 less than for the same period in 2008. Service charges and fees decreased $151,000 primarily due to fewer overdraft fees on checking and NOW accounts.  This decrease was partially offset by a $60,000 increase in gains on sales of securities and a $44,000 increase in gains from sales of mortgage loans.

Gains from sales of mortgage loans increased due to a higher volume of sales to the Federal Home Loan Mortgage Corporation during the 2009 period.  Loan sales during the third quarter 2009 totaled $2,481,000 compared to $81,000 in sales during the third quarter 2008.  The increase in the amount of mortgage loans sold is primarily due to an increase in the number of loans being refinanced, reflecting a general decline in market interest rates for residential mortgage loans during the first nine months of 2009.

Nine Months Ended September 30, 2009 vs. 2008.

Non-interest income for the first nine months of 2009 was $87,000 greater than for the same period in 2008.  Gains from sales of mortgage loans increased $368,000, partially offset by a $237,000 decrease in service charges and fees and a $121,000 decrease in insurance agency income.  Loan sales for the first nine months of 2009 totaled $26,033,000, compared to $814,000 of loans sold for the first nine months of 2008.  Service charges and fees decreased primarily due to fewer overdraft fees on checking and NOW accounts and insurance agency income decreased due to a $64,000 decrease in contingency commissions and a general decline in commission income due to market factors.  Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the carrier and are generally based on underwriting results and written premiums.  As such, the amount received each year can vary significantly depending on loss experience.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Non-Interest Expense

Three Months Ended September 30, 2009 vs. 2008.

Total non-interest expense increased $266,000 during the third quarter 2009 as compared to the third quarter 2008 primarily due to a $296,000 increase in FDIC premiums reflecting an industry-wide increase in quarterly premiums.  Salaries and wages increased $119,000 primarily due to additional employees, partially due to the opening of the Centerville office in September 2008, and annual salary and wage increases.

These expense increases were partially offset by a $98,000 decrease in pension and other employee benefits primarily due to lower pension expense.

Nine Months Ended September 30, 2009 vs. 2008.

Total non-interest expense increased $1,903,000 during the first nine months of 2009 as compared to the first nine months of 2008 primarily due to an $874,000 increase in FDIC premiums and a $722,000 write-off of a pension asset during the first quarter 2009.  The increase in FDIC premiums includes an approximate $325,000 expense recognized for an industry-wide special assessment levied by the FDIC as of June 30, 2009.  The balance of the increase reflects industry-wide increases in quarterly premiums. The write-off of the pension asset is related to the redesign during the first quarter 2009 of LCNB’s retirement program.  The plans were redesigned to provide competitive benefits to employees and provide more predictable and lower retirement plan costs over the long term.  Because of the redesign, pension plan related balance sheet accounts were adjusted resulting in an approximate $3.0 million after tax increase in other comprehensive income, which is a component of shareholders’ equity, and the $722,000 charge to non-interest expense.

The remainder of the increase in total non-interest expense is due to a $398,000 increase in salaries and wages primarily for the same reasons discussed above, partially offset by a $204,000 decrease in intangible amortization.  The decrease in the intangible amortization is primarily due to the amortization in full during 2008 of an intangible asset related to the purchase of three offices from another bank in 1997.

Income Taxes

LCNB’s effective tax rates for the nine months ended September 30, 2009 and 2008 were 22.1% and 25.4%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition

Total assets at September 30, 2009 were $100.1 million greater than at December 31, 2008.  The growth in total assets were primarily funded by a $61.5 million increase in total deposits, a $20.3 million increase in long-term debt, and $13.4 million received from the sale of preferred stock to the U.S. Treasury Department under the CPP.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net loans at September 30, 2009 were $5,856,000 greater than at December 31, 2008.  Commercial and industrial loans were $4,983,000 greater at September 30, 2009 and commercial real estate loans were $6,793,000 greater.  During the same period, residential real estate loans decreased $344,000 and consumer loans decreased $5,506,000.  Residential real estate loans decreased primarily because new loans originated were sold to FHLMC.  New residential real estate loans sold during the nine months ended September 30, 2009 totaled $26,033,000.  Consumer loans decreased primarily due to weak demand.

The investment securities portfolio at September 30, 2009 was $77.5 million greater than at December 31, 2008.  Most of the growth was in U. S. Agency mortgage-backed securities, which increased $20.4 million and municipal securities, which increased $43.6 million.

The $20.3 million increase in long-term debt is due to new borrowings from the Federal Home Loan Bank of Cincinnati during the first and third quarters of 2009.  Of the $61.5 million increase in total deposits, approximately $29.8 million was due to increases in public fund deposits by local governmental entities. LCNB has also been receiving a higher than normal increase in deposits due, in part, to the volatility of current economic conditions.  Most of the deposit growth has been in liquid NOW account, money fund deposit account, and regular savings account products.

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

On October 21, 2009, LCNB redeemed all 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  See “Notes to Consolidated Financial Statements, Note 11 – Subsequent Event” for additional information pertaining to the redemption of the preferred shares.

Other assets at September 30, 2009 were $2.8 million greater than at December 31, 2008 primarily due to the transfer of three commercial real estate properties totaling $2.4 million from the loan portfolio into other real estate owned during the third quarter 2009.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Liquidity

On October 21, 2009, LCNB redeemed all 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  See “Notes to Consolidated Financial Statements, Note 11 – Subsequent Event” for additional information pertaining to the redemption of the preferred shares.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  At September 30, 2009, LCNB’s liquid assets amounted to $232.6 million or 31.0% of total assets, an increase from $154.3 million or 23.7% of total assets at December 31, 2008. Most of this growth was due to growth in investment securities available for sale.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 76.5% of total deposits at September 30, 2009 were “core” deposits, compared to 79.6% of deposits at December 31, 2008.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” were issued by the Financial Accounting Standards Board (the “FASB”) on June 12, 2009.  Both standards will be effective for LCNB on January 1, 2010.

SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions and the continued risk exposures related to such transfers.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

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

Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” was issued by the FASB in August 2009.  For those entities that elect to value liabilities at fair value, this release provides guidance for measuring the fair value of liabilities and classifying the inputs as level 1, level 2, or level 3.  It is effective for the first reporting period, including interim periods, after issuance.  LCNB does not currently value any of its liabilities at fair value and does not anticipate that adoption of this update will have a material effect on its consolidated financial statements.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 300 basis points scenario to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2009 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in Net Interest Income	% Change in Net Interest Income
	(Dollars in thousands)
Up 300	$28,067	889	3.27%
Up 200	27,789	611	2.25%
Up 100	27,411	233	0.86%
Base	27,178	-	-%
Down 100	26,970	(208)	-0.77%
Down 200	26,832	(346)	-1.27%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2009 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$75,554	(21,368)	-22.05%
Up 200	83,069	(13,853)	-14.29%
Up 100	89,816	(7,106)	-7.33%
Base	96,922	-	-%
Down 100	102,349	5,427	5.60%
Down 200	108,518	11,596	11.96%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of September 30, 2009, LCNB's disclosure controls and procedures were effective.

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

During the period of this report, LCNB was unable to increase dividends to common shareholders without U.S. Treasury Department permission for a period of three years from the date of participation in the CPP unless the preferred securities are no longer held by the U.S. Treasury Department.  Additionally, no dividends were permitted to be paid on common stock unless and until all accrued and unpaid dividends for all past dividend periods owed to the U.S. Treasury Department on the preferred shares are fully paid. On October 21, 2009, LCNB redeemed all 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  See “Notes to Consolidated Financial Statements, Note 11 - Subsequent Event” of this report for additional information pertaining to the redemption of the preferred shares.

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

None

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

4.3	Substitute Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009.

4.4

Repurchase Letter Agreement, dated as of October 21, 2009 between the Registrant and the U.S. Department of the Treasury – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2009, Exhibit 10.1.

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

10.4	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.

10.5

Repurchase Letter Agreement, dated as of October 21, 2009 between the Registrant and the U.S. Department of the Treasury – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2009, Exhibit 10.1.

LCNB CORP. AND SUBSIDIARIES

Item 6.     Exhibits (continued)

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 5, 2009

/s/ Stephen P. Wilson

Stephen P. Wilson, Chief Executive Officer and

Chairman of the Board of Directors

November 5, 2009

/s/Robert C. Haines, II

Robert C. Haines, II, Executive Vice President

and Chief Financial Officer