Form 10-K
period 2009-12-31
LCNB CORP
filed 2010-02-23
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

(  X  )

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

COMMON STOCK, NO PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                    [  ] Yes          [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                    [  ] Yes          [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      [X] Yes         [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              [  ] Yes         [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[  ] Large accelerated filer

[X] Accelerated filer

[  ] Non-accelerated filer (Do not check if a smaller reporting company)

[   ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes          [ X ] No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2009, determined using a per share closing price on that date of $9.85 as quoted on the Nasdaq Over-the-Counter Bulletin Board, was $61,559,545.

As of February 22, 2010, 6,687,232 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 20, 2010, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2009, are incorporated by reference into Part III.

LCNB CORP.

For the Year Ended December 31, 2009

TABLE OF CONTENTS

PART I

4

Item 1.  Business

4

Item 1A.  Risk Factors

19

Item 1B. Unresolved Staff Comments

23

Item 2.  Properties

24

Item 3.  Legal Proceedings

26

Item 4.  Submission of Matters to a Vote of Security Holders

26

PART II

27

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities  27

Item 6.  Selected Financial Data

30

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

31

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

47

Item 8.  Financial Statements and Supplementary Data

49

REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING  49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

50

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

53

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

92

Item 9A.  Controls and Procedures

92

Item 9B.  Other Information

92

PART III

93

Item 10. Directors, Executive Officers and Corporate Governance

93

Item 11. Executive Compensation

93

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

93

Item 13. Certain Relationships and Related Transactions, and Director Independence

93

Item 14.  Principal Accounting Fees and Services

93

PART IV

94

Item 15.  Exhibits, Financial Statement Schedules

94

SIGNATURES

96

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

The predecessor of LCNB Corp., the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly-owned subsidiary of LCNB.  At the close of business on December 20, 2007, Sycamore National Bank (“Sycamore”) merged with and into the Bank.  A Cincinnati, Ohio based commercial bank, Sycamore operated two offices located on Cincinnati’s West side.  These two offices became branches of the Bank at the time of the merger.  The Bank's main office is located in Warren County, Ohio and 24 branch offices are located in Warren, Butler, Clinton, Clermont, Hamilton, and Montgomery Counties, Ohio.  In addition, the Bank operates 30 automated teller machines ("ATMs") in its market area.

The Bank is a full service community bank offering a wide range of commercial and personal banking services.  Deposit services include checking accounts, NOW accounts, savings accounts, Christmas and vacation club accounts, money market deposit accounts, Classic 50 accounts (a senior citizen program), individual retirement accounts, and certificates of deposit.  Deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Security brokerage services are offered by the Bank through arrangements with UVEST Financial Services Group, Inc., a registered broker/dealer.  Licensed brokers offer a full range of investment services and products, including financial needs analysis, mutual funds, securities trading, annuities, and life insurance.

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

Dakin, an Ohio corporation, has been an independent insurance agency in Lebanon, Ohio since 1876.  It was acquired by LCNB on April 11, 2000.  Its primary office is at 24 East Mulberry Street, Lebanon, Ohio 45036; telephone (513) 932-4010.  Dakin maintains additional offices in the Bank's South Lebanon and Mason offices.  Dakin is engaged in selling and servicing personal and commercial insurance products and annuity products and is regulated by the Ohio Department of Insurance.

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

In addition, the SEC adopted final rules on September 5, 2002, which rules were amended in December, 2005, requiring accelerated filing of quarterly and annual reports.  Under the amended rules, “large accelerated filers” include companies with a market capitalization of $700 million or more and “accelerated filers” include companies with a market capitalization between $75 million and $700 million. Large accelerated filers are required to file their annual reports within 60 days of year-end and quarterly reports within 40 days. Accelerated filers are required to file their annual and quarterly reports within 75 days and 40 days, respectively.  These new accelerated filing deadlines were effective for fiscal years ending on or after December 15, 2005.  Under the amended rules, LCNB is considered an accelerated filer.

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

3.

insurance underwriting and agency;

4.

merchant banking activities; and

5.

other activities that the Federal Reserve Board, in consultation with and subject to the approval of the U.S. Department of the Treasury (the “Treasury Department”), determines are financial in nature.

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

At December 31, 2009, the Bank was well capitalized based on FDICIA's guidelines.

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

President George W. Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008.  The EESA provides broad authority to the Treasury Secretary to restore liquidity and stability to the United States’ financial system, primarily by authorizing the Secretary to establish the Troubled Asset Relief Program (“TARP”).  In addition, the EESA temporarily raises the basic limit on federal deposit insurance coverage for non-retirement accounts from $100,000 to $250,000 effective immediately upon the President’s signature and continuing through December 31, 2013, as extended by the Helping Families Save Their Homes Act of 2009, at which time the insurance level will return to $100,000.

On October 14, 2008, the Treasury Department announced the implementation of the TARP Capital Purchase Program (the “CPP”), which provides for direct equity investments, in the form of perpetual preferred stock, by the Treasury Department in qualifying financial institutions.  The CPP is voluntary and provides for a minimum investment of 1% of an institution’s total risk-weighted assets and a maximum investment of 3% of total risk-weighted assets, not to exceed $25 billion.  The perpetual preferred stock has a dividend rate of 5% per year until the fifth anniversary of the CPP investment and 9% thereafter. Under the CPP, the Treasury Department receives warrants for an institution’s common stock equal to 15% of the capital invested.  The warrants have a ten-year term.  Participants in the CPP program are required to comply with various restrictions and provisions, including, but not limited to, restrictions in compensation for certain executive officers, restrictions on dividends paid to shareholders, and limitations on treasury share purchases.

On January 9, 2009, LCNB received $13.4 million of new capital from the Treasury Department under the CPP and issued 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26. LCNB redeemed all 13,400 shares of the preferred stock on October 21, 2009.  In connection with this redemption, LCNB paid approximately $13.5 million to the Treasury Department, which included the original investment amount of $13.4 million plus accrued and unpaid dividends of approximately $123,000. LCNB did not repurchase the warrant.

On November 21, 2008, the FDIC announced the final rules for the Temporary Liquidity Guarantee Program, which was designed to strengthen confidence and encourage liquidity in the banking system. The new program had two parts:

1.

The FDIC guaranteed certain newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts and certain holding companies, issued on or after October 14, 2008 and before June 30, 2009; and

2.

The FDIC temporarily provided full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions, regardless of the dollar amount, through December 31, 2009, later extended to June 30, 2010.

For purposes of the Temporary Liquidity Guarantee Program, the FDIC included NOW accounts with an interest rate of 0.50% or less and accounts commonly known as Interest on Lawyers Trust Accounts in the definition of noninterest-bearing transaction accounts.

All eligible banks and thrift institutions were automatically covered by the Temporary Liquidity Guarantee Program unless they opted out of one or both programs on or before December 5, 2008, as extended. Institutions that did not opt out of one or both programs were subject to additional fees for inclusion in the program or programs after the opt-out date.  LCNB management chose not to opt out of either program.

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

A substantial portion of LCNB's cash revenues is derived from dividends paid by the Bank.  These dividends are subject to various legal and regulatory restrictions.  Generally, dividends are limited to the aggregate of current year retained net income, as defined, plus the retained net income of the two prior years.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.

Employees

As of December 31, 2009, LCNB, the Bank, and Dakin employed 254 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury notes	$13,308	-	-
U.S. Agency notes	45,888	44,636	14,103
U.S. Agency mortgage-backed securities	49,624	32,768	22,466
Corporate securities	8,488	1,013	-
Municipal securities	83,323	57,271	50,835
Other debt securities	538	512	-
Trust preferred securities	344	-	-
Equity securities	65	44	19
Total securities available-for-sale	201,578	136,244	87,423

Securities held-to-maturity:
Municipal securities	13,030	-	-

Federal Reserve Bank Stock	940	937	722
Federal Home Loan Bank Stock	2,091	2,091	2,009
Total securities	$217,639	139,272	90,154

Contractual maturities of securities at December 31, 2009, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)

U.S. Treasury notes:
One to five years	$13,288	13,308	1.14%	-	-	-%
Total U.S. Agency notes	13,288	13,308	1.14%	-	-	-%

U.S. Agency notes:
Within one year	2,994	3,034	3.19%	-	-	-%
One to five years	33,256	33,224	2.40%	-	-	-%
Five to ten years	6,180	6,160	1.00%	-	-	-%
After ten years	3,501	3,470	5.00%	-	-	-%
Total U.S. Agency notes	45,931	45,888	2.46%	-	-	-%

Corporate securities:
Within one year	3,329	3,346	4.48%	-	-	-%
One to five years	5,121	5,142	2.37%	-	-	-%
Total corporate securities	8,450	8,488	3.20%	-	-	-%

Municipal securities (1):
Within one year	13,447	17,147	4.32%	3,580	3,580	4.74%
One to five years	22,495	23,284	5.14%	378	378	5.80%
Five to ten years	33,347	34,470	5.07%	378	378	8.22%
After ten years	11,840	12,002	6.56%	8,694	8,694	7.72%
Total Municipal securities	81,129	83,323	5.18%	13,030	13,030	6.86%

U.S. Agency mortgage- backed securities	48,650	49,624	4.27%	-	-	-%
Other debt securities	542	538	3.68%	-	-	-%
Trust preferred securities	298	344	7.60%	-	-	-%
Equity securities	62	65	-%	-	-	-%

Totals	$198,350	201,578	3.97%	13,030	13,030	6.86%

(1)

Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2009.

Loan Portfolio

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Commercial and industrial	$42,807	38,724	37,325	26,952	27,135
Commercial, secured by real estate	185,024	174,493	159,384	141,863	124,823
Residential real estate	193,293	194,039	193,920	173,890	161,656
Consumer, excluding credit cards	26,185	33,369	43,410	36,471	35,879
Agricultural	3,125	3,216	2,707	2,232	1,978
Lease financing	-	-	-	16	37
Other loans, including deposit overdrafts	9,422	9,203	9,114	8,101	7,624
	459,856	453,044	445,860	389,525	359,132
Deferred origination costs, net	560	767	1,027	845	669
Total loans	460,416	453,811	446,887	390,370	359,801
Less allowance for loan losses	2,998	2,468	2,468	2,050	2,150
Loans, net	$457,418	451,343	444,419	388,320	357,651

As of December 31, 2009, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2009:

(Dollars in thousands)

Maturing in one year or less	$28,706
Maturing after one year, but within five years	22,117
Maturing beyond five years	180,133
Total commercial and agricultural loans	$230,956

Loans maturing beyond one year:
Fixed rate	$75,308
Variable rate	126,942
Total	$202,250

Risk Elements

Generally, a loan is placed on non-accrual status when it is classified as impaired or there is an indication that the borrower's cash flows may not be sufficient to meet payments as they become due, unless the loan is well secured and in the process of collection.  Subsequent cash receipts on a non-accrual loan are recorded as a reduction of principal, and interest income is recorded once principal recovery is reasonably assured.  The current year's accrued interest on loans placed on non-accrual status is charged against earnings.  Previous years' accrued interest is charged against the allowance for loan losses.

The following table summarizes non-accrual, past-due, and restructured loans for the dates indicated:

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans	$2,939	2,281	120	872	785
Past-due 90 days or more and still accruing	924	806	247	126	61
Restructured loans	7,173	332	2,222	-	1,717
Total	$11,036	3,419	2,589	998	2,563
Percent to total loans	2.40%	0.75%	0.58%	0.26%	0.71%

Non-accrual loans at December 31, 2009 include two restructured commercial real estate loans to the same borrower totaling $1,444,000 and two commercial real estate loans to a different borrower totaling $641,000. The remainder of non-accrual loans at December 31, 2009 consists of a commercial real estate loan with a balance of $142,000 and five residential real estate mortgage loans totaling $712,000.

Non-accrual loans at December 31, 2008 consisted primarily of a commercial real estate loan that had been classified as restructured at December 31, 2007.  The balance of this loan at December 31, 2008 and December 31, 2007 was $2,149,000 and $2,198,000, respectively.  It was classified as restructured at December 31, 2007 because of LCNB’s agreement during the second quarter 2007 to accept interest only payments monthly for a period of one year, pending the sale of the underlying real estate collateral.  The loan was classified as non-accrual during the second quarter 2008 because the collateral property remained unsold after being on the market for approximately one year and because the borrower did not have the financial ability to make payments according to the original loan terms.  During the fourth quarter of 2008, the borrower entered into a third party short-term lease agreement whereby substantially all of the lease payment proceeds were remitted to LCNB. The borrower was unsuccessful in its efforts to sell the property and LCNB accepted a deed in lieu of foreclosure during the third quarter 2009.  The remaining balance of non-accrual loans at December 31, 2008 consisted of three real estate mortgage loans.

Non-accrual loans at December 31, 2007 consisted of two real estate mortgage loans.  Non-accrual loans at December 31, 2006 consisted of a real estate mortgage loan and a home equity line of credit made to the same borrower and one loan secured by farmland. Non-accrual loans at December 31, 2005 consisted of two real estate mortgage loans.

Loans classified as past-due 90 days or more and still accruing interest at December 31, 2009 include seven residential real estate mortgage loans totaling $575,000, two commercial real estate loans totaling $277,000, and nine consumer loans totaling $71,000.   Loans classified as past-due 90 days or more and still accruing interest at December 31, 2008 consisted of fourteen consumer loans totaling $58,000, two commercial real estate loans to the same borrower totaling $673,000, and two residential mortgage loans totaling  $75,000.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2007 and 2006 consisted of residential mortgage and consumer loans. Loans past-due 90 days or more and still accruing interest at December 31, 2005 consisted primarily of consumer loans.

Restructured loans at December 31, 2009 consisted of three commercial real estate loans totaling $5,687,000 and three commercial and industrial loans totaling $1,486,000.  Restructured loans at December 31, 2008 consisted of a commercial real estate loan in the amount of $310,000 and a matured home equity line of credit loan currently being paid under a forbearance agreement.  The commercial real estate loan classified as restructured was also classified as restructured at December 31, 2005 and 2004, when its balance was $1,717,000 and $1,817,000, respectively.  It was not classified as restructured at December 31, 2006 or 2007 because the loan was current and had a market interest rate.  It was returned to the restructured classification during the fourth quarter 2008 because of loan term modifications made during that period.  The balance of the loan decreased primarily due to the sale of a significant portion of the secured property during the second quarter 2008.

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

At December 31, 2009, there were no material additional loans not already disclosed as non-accrual, restructured, accruing past due 90 days or more, or impaired where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2009		2008		2007		2006		2005

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
					(Dollars in thousands)
Commercial and industrial	$546	0.12%	369	0.08%	340	0.08%	547	0.14%	161	0.05%
Commercial, secured by real estate	1,628	0.35%	1,182	0.26%	1,233	0.27%	723	0.19%	1,056	0.29%
Residential real estate	491	0.11%	471	0.10%	388	0.09%	310	0.08%	240	0.07%
Consumer	313	0.07%	429	0.10%	459	0.10%	362	0.09%	462	0.13%
Agricultural	-	-%	-	-%	-	-%	-	-%	-	-%
Other loans, including deposit overdrafts	9	-%	13	-%	7	-%	14	-%	10	-%
Unallocated	11	-%	4	-%	41	0.01%	94	0.03%	221	0.06%
Total	$2,998	0.65%	2,468	0.54%	2,468	0.55%	2,050	0.53%	2,150	0.60%

This allocation is made for analytical purposes.  The total allowance is available to absorb losses from any category of the portfolio.  Increased allocations in the commercial and industrial and commercial real estate categories at December 31, 2009 are generally due to increases in loan delinquencies and net charge-offs, and deteriorating economic conditions.  The decrease in the allocation to the consumer loan category at December 31, 2009 is generally due to shrinkage in the consumer loan portfolio.  Increased allocations for December 31, 2007, are generally due to the higher loan volume created by the acquisition of Sycamore National Bank.  The decrease in the commercial and industrial category at December 31, 2007 is due to additional collateral obtained on a loan, combined with a partial pay-down in that loan’s principal balance. Both actions allowed for a reduction in the potential loss allocated to that loan.  The increase in the commercial, secured by real estate category at December 31, 2007 is largely due to an increased loss allocation on the loan currently classified as restructured.  The decrease in the commercial, secured by real estate category at December 31, 2006 is due to improvements in credit quality, primarily reflecting the reclassification of the loan that was included in the restructured category at December 31, 2005.

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2009:

(Dollars in thousands)

Maturity within 3 months	$20,482
After 3 but within 6 months	18,786
After 6 but within 12 months	15,776
After 12 months	33,220
$88,264

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

LCNB’s financial results may be adversely affected by current economic conditions and resulting government legislation.

The United States economy has been in an economic recession during much of 2008 and 2009, which has reduced business activity across a wide range of industries and regions.  In addition, unemployment has increased significantly in Ohio and nationally and continues to grow.  A direct consequence has been an increase in loan delinquencies and charge-offs.

In response, the United States government has established and most likely will continue to establish a variety of new programs and policies designed to mitigate the effects of the recession, stimulate the economy, and reduce the likelihood of future downturns.    The nature of future laws and regulations and their effect on LCNB’s operations cannot be predicted.

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

Increases in general interest rates could have a negative impact on LCNB’s results of operations by reducing the ability of borrowers to repay their current loan obligations.  Some residential real estate mortgage loans, most home equity line of credit loans, and many of LCNB’s commercial loans have adjustable rates.  Borrower inability to make scheduled loan payments due to a higher loan cost could result in increased loan defaults, foreclosures, and write-offs and may necessitate additions to the allowance for loan losses.  In addition, increases in the general level of interest rates may decrease the demand for new consumer and commercial loans, thus limiting LCNB’s growth and profitability.  A general increase in interest rates may also result in deposit disintermediation, which is the flow of deposits away from banks and other depository institutions into direct investments that have the potential for higher rates of return, such as stocks, bonds, and mutual funds.   If this occurs, LCNB may have to rely more heavily on borrowings as a source of funds in the future, which could negatively impact its net interest margin.

Banking competition in Southwestern Ohio is intense.

LCNB faces strong competition for deposits, loans, trust accounts, and other services from other banks, savings banks, credit unions, mortgage brokers, and other financial institutions.  Many of LCNB’s competitors include major financial institutions that have been in business for many years and have established customer bases, numerous branches, and substantially higher regulatory lending limits. Dominant competitors in the Southwestern Ohio area include U.S. Bank, PNC Bank, Fifth Third Bank, Chase, KeyBank, Park National Bank, Huntington National Bank, and First Financial Bank. In addition, credit unions are growing larger due to more flexible membership requirement regulations and are offering more financial services than they legally could in the past.

LCNB also competes with numerous real estate brokerage firms, some owned by realty companies, for residential real estate mortgage loans.  Incentives offered by captive finance companies owned by the major automobile companies, primarily Ally Bank (formerly General Motors Acceptance Corporation or GMAC) and Ford Motor Credit Company (FMCC), have limited the banking industry’s opportunities for growth in the new automobile loan market.  The banking industry now competes with brokerage firms and mutual fund companies for funds that would have historically been held as bank deposits.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of these competitors have fewer regulatory constraints and may have lower cost structures.

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

The provision for loan losses is determined by management based upon its evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, the fair value of any underlying collateral, borrowers’ cash flows, and current economic conditions that may affect borrowers’ ability to make payments.  Increases in the allowance result in an expense for the period.   By its nature, the evaluation is imprecise and requires significant judgment.  Actual results may vary significantly from management’s assumptions.  If, as a result of general economic conditions or a decrease in asset quality, management determines that additional increases in the allowance for loan losses are necessary, LCNB will incur additional expenses.

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

LCNB is subject to regulation, supervision, and examination by the Federal Reserve Board and the Bank is subject to regulation, supervision, and examination by the OCC.   LCNB and the Bank are also subject to regulation and examination by the FDIC as the deposit insurer.  Federal and state laws and regulations govern numerous matters including, but not limited to, changes in the ownership or control of banks, maintenance of adequate capital, permissible business operations, maintenance of deposit insurance, protection of customer financial privacy, the level of reserves held against deposits, restrictions on dividend payments, the making of loans, and the acceptance of deposits.  See the previous section titled “Supervision and Regulation” for more information on this subject.

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

FDIC deposit insurance assessments may materially increase in the future.

Bank and thrift failures during 2009 and 2008 coupled with deteriorating economic conditions have significantly decreased the deposit insurance fund’s reserve ratio.  The FDIC has developed and implemented a restoration plan that included a special assessment paid on September 30, 2009 and expensed as of June 30, 2009, premium increases, and the $3.1 million prepayment on December 30, 2009 of premiums for 2010 through 2012.  These industry-wide actions have significantly increased LCNB’s non-interest expense in 2009 and will significantly increase non-interest expense in future years as long as the increased premiums are in place.  The likelihood of any future rate changes and the imposition of additional special assessments are impossible to determine.

The FDIC may borrow up to $100 billion from the U.S. Treasury, with a temporary ceiling of $500 billion through 2010.  Although no borrowings were outstanding at December 31, 2009, LCNB cannot predict if the FDIC will borrow funds in the future.  The source for repaying any future borrowings will be the premiums paid by financial institutions, which may necessitate additional rate increases or special assessments.

Future growth and expansion opportunities may contain risks.

From time to time LCNB may seek to acquire other financial institutions or parts of those institutions or may engage in de novo branch expansion.  It may also consider and enter into new lines of business or offer new products or services.  Such activities involve a number of risks, which may include potential inaccuracies in estimates and judgments used to evaluate the expansion opportunity, diversion of management and employee attention, lack of experience in a new market or product or service, and difficulties in integrating a future acquisition or introducing a new product or service.  There is no assurance that such growth or expansion activities will be successful or that they will achieve desired profitability levels.

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

Commissions paid to independent agents by insurance carriers have been trending downward.  Agents therefore need to continually write new business to prevent earnings decreases.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned
2.	Auto Bank	36 North Broadway Lebanon, Ohio 45036	Owned
3.	Bridgetown Office	6383 Bridgetown Road Cincinnati, Ohio 45248	Leased
4.	Centerville Office	9605 Dayton-Lebanon Pike Centerville, Ohio 45458	Owned
5.	Colerain Township Office	3209 West Galbraith Road Cincinnati, Ohio 45239	Owned
6.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned
7.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Leased
8.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Owned
9.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Owned
10.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned
11.	Loveland Office	500 Loveland-Madeira Road Loveland, OH 45140	Owned
12.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned

	Name of Office	Address
13.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned	(2)
14.	Mason Christian Village Office	Mason Christian Village 411 Western Row Road Mason, Ohio 45040	Leased
15.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned
16.	Oakwood Office	2705 Far Hills Avenue Oakwood, Ohio 45419	(3)
17.	Okeana Office	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned
18.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Leased
19.	Oxford Office	30 West Park Place Oxford, Ohio 45056	(3)	(1)
20.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned
21.	South Lebanon Office	603 Corwin Nixon Blvd. South Lebanon, Ohio 45065	Owned	(2)
22.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned
23.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Leased
24.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Owned
25.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

(1)

Excess space in this office is leased to third parties.

(2)

A Dakin office is located in this office.

(3)

The Bank owns the Oakwood and Oxford office buildings and leases the land.

Dakin owns its main office at 20 & 24 East Mulberry Street, Lebanon, Ohio  45036.  Dakin's three other offices are located in the Bank's branch offices.

Item 3.  Legal Proceedings

Except for routine litigation incidental to its businesses, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any such proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 700 registered holders of its common stock as of December 31, 2009.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  The common stock is currently traded on the Nasdaq Over-The-Counter Bulletin Board service under the symbol "LCNB".  Several market-makers facilitate the trading of the shares of common stock.  Trade prices for shares of LCNB Common Stock, reported through registered securities dealers, are set forth below.  Trades could have occurred during the periods indicated without the knowledge of LCNB.  The trade prices shown below are interdealer without retail markups, markdowns or commissions.

	2009		2008
	High	Low	High	Low

First Quarter	$9.50	7.70	13.25	11.25
Second Quarter	9.90	8.55	13.25	9.25
Third Quarter	11.95	9.30	11.50	8.05
Fourth Quarter	12.50	10.20	10.75	8.00

The following table presents cash dividends per share declared and paid in the periods shown.

	2009	2008

First Quarter	$0.16	0.16
Second Quarter	0.16	0.16
Third Quarter	0.16	0.16
Fourth Quarter	0.16	0.16
Total	$0.64	0.64

It is expected that LCNB will continue to pay dividends on a similar schedule, to the extent permitted by business and other factors beyond management's control.  As a participant in the Treasury Department’s Capital Purchase Program during much of 2009, LCNB was prohibited from increasing cash dividends on common stock without prior government permission.  This restriction was terminated on October 21, 2009, when LCNB redeemed all 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

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

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue.  Any shares purchased will be held for future corporate purposes.  However, as a participant in the Treasury Department’s Capital Purchase Program during much of 2009, LCNB was prohibited from repurchasing additional shares of its common stock without prior government permission for a period of three years from the date of participation unless the preferred shares issued were no longer held by the U.S. Treasury Department.  This restriction was terminated on October 21, 2009, when LCNB redeemed all 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through December 31, 2009, 290,444 shares have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2009.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception through December 31, 2009.  No shares were purchased under the Private Sale Repurchase Program during 2009.

LCNB established an Ownership Incentive Plan during 2002 that allows for the issuance of up to 200,000 shares of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  Only stock options had been awarded at December 31, 2009.  The following table shows information relating to stock options outstanding at December 31, 2009:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	78,242	$13.04	121,758
Equity compensation plans not approved by security holders	-	-	-
Total	78,242	$13.04	121,758

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the Nasdaq Composite and the SNL Midwest OTC-BB and Pink Sheet Banks.  This graph covers the period from December 31, 2004 through December 31, 2009.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2004 in LCNB common stock, the Nasdaq Composite, and the SNL Midwest OTC-BB and Pink Sheet Banks and that all dividends were reinvested.

LCNB Corp.

Total Return Performance

[Graph attached in PDF format]

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
LCNB Corp.	100.00	98.72	98.78	65.94	54.80	68.22
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Midwest OTC-BB and Pink Banks Index	100.00	104.11	109.64	107.03	79.77	68.06

Source : SNL Financial LC, Charlottesville, VA					(434) 977-1600
© 2010						www.snl.com

Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 2005 through 2009 and are derived from LCNB's consolidated financial statements.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$34,855	34,350	31,991	30,548	27,602
Interest expense	10,060	13,421	13,838	12,233	9,032
Net interest income	24,795	20,929	18,153	18,315	18,570
Provision for loan losses	1,400	620	266	143	338
Net interest income after provision for loan losses	23,395	20,309	17,887	18,172	18,232
Non-interest income	8,772	8,453	8,346	8,345	7,956
Non-interest expenses	22,115	19,934	18,344	17,838	17,243
Income before income taxes	10,052	8,828	7,889	8,679	8,945
Provision for income taxes	2,286	2,225	1,935	2,165	2,240
Net income	7,766	6,603	5,954	6,514	6,705
Preferred stock dividends and discount accretion	1,108	-	-	-	-
Net income available to common shareholders	$6,658	6,603	5,954	6,514	6,705

Dividends per common share (1)	$0.64	0.64	0.62	0.60	0.58
Basic earnings per common share (1)	$1.00	0.99	0.94	1.00	1.01
Diluted earnings per common share (1)	$0.99	0.99	0.94	1.00	1.01

Balance Sheet:
Securities	$217,639	139,272	90,154	114,474	136,686
Loans, net	457,418	451,343	444,419	388,320	357,651
Total assets	734,409	649,731	604,058	548,215	539,501
Total deposits	624,179	577,622	535,929	478,615	481,475
Short-term borrowings	14,265	2,206	1,459	15,370	1,031
Long-term debt	24,960	5,000	5,000	-	2,073
Total shareholders' equity	65,615	58,116	56,528	50,999	52,022

Selected Financial Ratios and Other Data:
Return on average assets	1.07%	1.03%	1.08%	1.19%	1.25%
Return on average equity	10.43%	11.35%	11.41%	12.48%	12.80%
Equity-to-assets ratio	8.93%	8.94%	9.36%	9.30%	9.64%
Dividend payout ratio	64.00%	64.65%	65.96%	60.00%	57.43%
Net interest margin, fully taxable-equivalent	3.96%	3.74%	3.77%	3.84%	3.99%

(1)

All per share data have been adjusted to reflect a 100% stock dividend accounted for as stock split in 2007.

Sycamore merged with and into the Bank as of the close of business on December 20, 2007.  As a result of the merger, LCNB recorded additional net loans of $42.8 million and additional deposits of $44.4 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2009 Annual Report to Shareholders.

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

Overview

Net income for 2009 was $7,766,000, compared to $6,603,000 in 2008 and $5,954,000 in 2007.  Preferred stock dividends and discount accretion totaled $1,108,000 during 2009, resulting in net income available to common shareholders of $6,658,000 for that year.  Preferred stock was not outstanding during 2008 or 2007.  Basic earnings per share available to common shareholders for 2009, 2008, and 2007 were $1.00, $0.99, and $0.94, respectively.  Diluted earnings per share for 2009, 2008, and 2007 were $0.99, $0.99, and $0.94, respectively.

Significantly affecting net income for the 2009 periods were industry-wide increases in FDIC premium expense and increases in the provision for loan losses.  FDIC premiums expensed during 2009 totaled $1,271,000, compared to $75,000 for 2008.  The provision for loan losses for 2009 was $1,400,000, compared to $620,000 for 2008.  The increase in the provision for loan losses reflects increased loan delinquencies and net charge-offs, and deteriorating economic conditions.

Net interest income for 2009, 2008, and 2007 was $24,795,000, $20,929,000, and $18,153,000, respectively. Net interest income for 2009 was $3,866,000 greater than for 2008 primarily due to growth in the investment security portfolio and the favorable effect on the net interest margin of reduced general market rates.  Net interest income for 2008 was $2,776,000 greater than for 2007 primarily due to additional loans and deposits from the Sycamore National Bank acquisition in late 2007 and organic growth.  Also contributing to the increase in net interest income was a decrease in average rates paid on interest-bearing liabilities, primarily deposits, partially offset by a decrease in average rates earned on interest-earning assets.

Total non-interest income grew from $8,346,000 in 2007 to $8,453,000 in 2008 and $8,772,000 in 2009. Contributing to the $319,000 increase in 2009 over 2008 were increases in check card fee income, bank owned life insurance income, net gains from residential mortgage loan sales, and net gains from sales of investment securities.  These increases were partially offset by decreases in overdraft fee income and insurance agency income.  Primary contributors to the 2008 increase of $107,000 over 2007 were check card fee income and income from bank owned life insurance.

Total non-interest expense also increased annually from 2007 to 2009.  Total non-interest expense for 2007 was $18,344,000, $19,934,000 for 2008, and $22,115,000 for 2009.  Contributing to 2009’s increase of $2,181,000 over 2008 were the increase in FDIC premium expense, a one-time, non-recurring pension-related charge of $722,000, and increased salaries and wages resulting from annual wage increases and an increase in the number of employees.  The increases in non-interest expenses were partially offset by decreases in retirement plan costs and amortization of intangible assets.  Non-interest expense for 2008 was $1,590,000 greater than in 2007 largely due to increased salaries and wages and employee benefits resulting from routine salary and wage increases and an increase in the number of employees.

Net Interest Income

The amount of net interest income earned by LCNB is influenced by the dollar amount ("volume") and mix of interest earning assets and interest bearing liabilities and the rates earned or paid on each.  The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest earning assets and the resultant yields on a taxable-equivalent basis, and the dollar amounts of interest expense and average interest-bearing liabilities and the resultant rates paid.

	Years ended December 31,
	2009			2008			2007
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$453,869	$27,493	6.06%	$447,751	$29,024	6.48%	$394,760	$27,066	6.86%
Federal funds sold and interest- bearing demand deposits	18,727	49	0.26%	23,527	491	2.09%	13,175	654	4.96%
Interest-bearing deposits in banks	-	-	-%	1,530	38	2.48%	-	-	-%
Federal Reserve Bank Stock	939	56	5.96%	872	52	5.96%	650	39	6.00%
Federal Home Loan Bank Stock	2,091	97	4.64%	2,050	108	5.27%	1,852	124	6.70%
Investment securities:
Taxable	110,894	4,239	3.82%	62,082	2,642	4.26%	49,838	2,229	4.47%
Nontaxable (2)	78,373	4,426	5.65%	50,016	3,023	6.04%	46,939	2,847	6.07%
Total earning assets	664,893	36,360	5.47%	587,828	35,378	6.02%	507,214	32,959	6.50%

Non-earning assets	61,432			52,746			44,928
Allowance for loan losses	(2,638)			(2,474)			(2,068)
Total assets	$723,687			$638,100			$550,074

Savings deposits	$97,813	742	0.76%	$83,403	863	1.03%	$79,510	827	1.04%
NOW and money fund	197,805	1,496	0.76%	164,485	2,941	1.79%	119,211	3,197	2.68%
IRA and time certificates	240,783	7,196	2.99%	238,166	9,341	3.92%	208,361	9,421	4.52%
Short-term borrowings	1,468	3	0.20%	863	13	1.51%	3,373	181	5.37%
Long-term debt	20,282	623	3.07%	5,000	263	5.26%	4,041	212	5.25%
Total interest-bearing liabilities	558,151	10,060	1.80%	491,917	13,421	2.73%	414,496	13,838	3.34%

Demand deposits	86,270			83,009			80,221
Other liabilities	4,802			5,012			3,189
Capital	74,464			58,162			52,168
Total liabilities and capital	$723,687			$638,100			$550,074

Net interest rate spread (3)			3.67%			3.29%			3.16%

Net interest income and net interest margin on a tax equivalent basis (4)		$26,300	3.96%		$21,957	3.74%		$19,121	3.77%

Ratio of interest-earning assets to interest-bearing liabilities	119.12%			119.50%			122.37%

(1)

Includes non-accrual loans if any.  Income from tax-exempt loans is included in interest income on a taxable-equivalent basis, using an incremental rate of 34%.

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

	For the years ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans(1)	$392	(1,923)	(1,531)	3,492	(1,534)	1,958
Federal funds sold and interest-bearing demand deposits	(84)	(358)	(442)	342	(505)	(163)
Interest-bearing deposits in banks	(38)	-	(38)	38	-	38
Federal Reserve Bank stock	4	-	4	13	-	13
Federal Home Loan Bank stock	2	(13)	(11)	12	(28)	(16)
Investment securities:
Taxable	1,890	(293)	1,597	525	(112)	413
Nontaxable(2)	1,613	(210)	1,403	186	(10)	176
Total interest income	3,779	(2,797)	982	4,608	(2,189)	2,419

Interest expense attributable to:
Savings deposits	133	(254)	(121)	40	(4)	36
NOW and money fund	506	(1,951)	(1,445)	999	(1,255)	(256)
IRA and time certificates	102	(2,247)	(2,145)	1,255	(1,335)	(80)
Short-term borrowings	6	(16)	(10)	(85)	(83)	(168)
Long-term debt	509	(149)	360	50	1	51
Total interest expense	1,256	(4,617)	(3,361)	2,259	(2,676)	(417)

Net interest income	$2,523	1,820	4,343	2,349	487	2,836

(1)

Non-accrual loans, if any, are included in average loan balances.

(2)

Change in interest income from nontaxable loans and investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2009 vs. 2008.  Taxable-equivalent interest income increased $982,000 due to a $77.1 million increase in total average interest-earning assets, partially offset by a 55 basis point (a basis point equals 0.01%) decrease in the average rate earned on interest-earning assets.  The decrease in average rates earned was primarily due to general decreases in market rates.  The increase in average interest-earning assets occurred primarily in the investment securities portfolio, which grew $77.2 million on an average basis. The loan portfolio also grew $6.1 million on an average basis.  Growth in these assets was partially offset by a $4.8 million decrease in average federal funds sold and interest-bearing demand deposits.

Interest expense decreased $3,361,000 primarily due to a 93 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $66.2 million increase in average interest-bearing liabilities.  The decrease in average rates paid is primarily due to general decreases in market rates.  Most of the deposit growth occurred in the more liquid types of deposits, such as savings deposits and NOW and money fund deposits.  Collectively, these deposits grew $47.7 million on an average basis.  In addition, long-term debt increased $15.3 million on an average basis due to new borrowings from the Federal Home Loan Bank during 2009.

The net interest margin, on a taxable-equivalent basis, increased from 3.74% for 2008 to 3.96% for 2009 primarily due to the decrease in the average rate paid on interest-bearing liabilities, partially offset by the decrease in the average rate earned on interest-earning assets.

2008 vs. 2007.  Taxable-equivalent interest income increased $2,419,000 due to an $80.6 million increase in total average interest-earning assets primarily due to loans obtained in the Sycamore National Bank acquisition and organic growth.  The loan portfolio grew $53.0 million on an average basis and average investment securities increased $15.3 million.  This increase was partially offset by a 48 basis point decrease in the average rate earned on interest-earning assets, primarily due to general decreases in market rates.

Interest expense decreased $417,000 primarily due to a 61 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $77.4 million increase in average interest-bearing liabilities, primarily deposits.  The decrease in average rates paid is primarily due to general decreases in market rates.

The net interest margin, on a taxable-equivalent basis, was relatively stable – decreasing slightly from 3.77% for 2007 to 3.74% for 2008.

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

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2005 through 2009:

	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance – Beginning of year	$2,468	2,468	2,050	2,150	2,150

Allowance related to Sycamore acquisition	-	-	453	-	-
	2,468	2,468	2,503	2,150	2,150

Loans charged off:
Commercial and industrial	36	73	81	-	-
Commercial, secured by real estate	352	-	-	34	-
Residential real estate	152	129	71	62	14
Consumer, excluding credit card	490	617	231	236	395
Agricultural	-	-	-	-	-
Credit Card	-	-	-	-	-
Other loans, including deposit overdrafts	178	228	305	308	335
Total loans charged off	1,208	1,047	688	640	744

Recoveries:
Commercial and industrial	2	40	17	-	19
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	3	20	2	3	9
Consumer, excluding credit card	203	201	142	186	175
Agricultural	-	-	-	-	-
Credit Card	-	1	3	3	11
Other loans, including deposit overdrafts	130	165	223	205	192
Total recoveries	338	427	387	397	406
Net charge offs	870	620	301	243	338

Provision charged to operations	1,400	620	266	143	338
Balance - End of year	$2,998	2,468	2,468	2,050	2,150

Ratio of net charge-offs during the period to average loans outstanding	0.19%	0.14%	0.08%	0.06%	0.10%

Ratio of allowance for loan losses to total loans at year-end	0.65%	0.54%	0.55%	0.53%	0.60%

Of the $352,000 in commercial real estate loan charge-offs during 2009, approximately $265,000 was due to two loans made to the same borrower.  After the borrower’s attempts to sell the properties involved remained unsuccessful, LCNB accepted a deed in lieu of foreclosure during the third quarter 2009.  The remaining $87,000 was due to one loan, which was also transferred to other real estate owned during the third quarter 2009.  Residential real estate loan charge-offs of $152,000 for 2009 are comprised of charge-offs on six loans that were secured by junior liens.  Consumer loan charge-offs for 2009 are less than for 2008 primarily due to shrinkage in the consumer loan portfolio.  Of the $73,000 charged off during 2008 in the commercial and industrial loan category, approximately $53,000 was due to one loan.  Of the $129,000 charged off during 2008 in the residential real estate loan category, approximately $119,000 was due to two loans.  The increase in consumer loan charge-offs during 2008 reflect a greater number of delinquent loans, primarily due to deteriorating economic conditions.  Of the $81,000 charged-off in the commercial and industrial loan category during 2007, approximately $76,000 was due to two loans.

Charge-offs and recoveries classified as “Other” represent charge-offs and recoveries on checking and NOW account overdrafts.  LCNB charges off such overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.

LCNB continuously reviews the loan portfolio for credit risk through the use of its lending and loan review functions.  Independent loan reviews analyze specified loans and lending functions as a validation that credit risks are appropriately identified and reported to the Loan Committee and Board of Directors.  In addition, the Board of Directors’ Audit Committee receives loan review reports multiple times throughout each year.

Inputs from all of the Bank’s credit risk identification processes are used by management to analyze and validate the adequacy and methodology of the allowance quarterly.  The analysis includes three basic components: specific allocations for individual loans, general historical loss allocations for pools of loans based on average historic loss ratios for the three preceding years adjusted for identified economic and other risk factors, and an unallocated component.  Due to the number, size, and complexity of loans within the loan portfolio, there is always a possibility of inherent undetected losses.  This, combined with the possible imprecision of management’s assumptions in the evaluation of loans, results in the allowance also having an unallocated component.

The following table presents the components of the allowance for loan losses on the dates specified:

			At December 31,
	2009		2008		2007

	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Specific allocations	$858	28.62%	630	25.53%	868	35.17%
General allocations:
Historical loss	576	19.21%	642	26.01%	368	14.91%
Adjustments to historical loss	1,553	51.80%	1,191	48.26%	1,191	48.26%
Unallocated	11	0.37%	5	0.20%	41	1.66%
Total	$2,998	100.00%	2,468	100.00%	2,468	100.00%

The increase in the general historical loss allocation at December 31, 2008 compared to December 31, 2007 is primarily due to increases in net charge-offs during the historic look-back period.  The decrease in the general historical loss allocation at December 31, 2009 compared to December 31, 2008 is primarily due to shrinkage in the consumer loan portfolio, partially offset by increases in net charge-offs during the historic look-back period.  The increase in the adjustments to historical loss allocations classification for 2009 as compared to 2008 and 2007 represent deteriorating economic conditions.

Non-Interest Income

2009 vs. 2008.  Total non-interest income for 2009 was $319,000 greater than for 2008.  Gains from sales of mortgage loans were $385,000 greater in 2009 as compared to 2008 due to an increase in the volume of loans sold.  Mortgage loans sold during 2009 totaled $27,857,000, compared to $971,000 in loan sales during 2008.  In addition, net gains on sales of securities totaled $110,000 during 2009, while no securities were sold during 2008.  Income from bank owned life insurance was $103,000 greater during 2009 as compared to 2008.  These increases were partially offset by a $236,000 decrease in service charges and fees and a $109,000 decrease in insurance agency income.  The decrease in service charges and fees was primarily due to decreases in overdraft fees, partially offset by increases in check card income.  Insurance agency income decreased due to a decrease in contingency income received from insurance underwriters and a general decrease in renewal premiums/commissions.

2008 vs. 2007.  Total non-interest income for 2008 was $107,000 greater than for 2007.  Service charges and fees increased $151,000, primarily due to increases in checkcard income.  The increase reflects a greater number of cards outstanding during 2008 and the increasing popularity of checkcards as a retail payment method.  In addition, income from bank owned life insurance increased $62,000.

Non-Interest Expense

2009 vs. 2008.  Total non-interest expense was $2,181,000 greater in 2009 as compared to 2008.  FDIC premiums expenses during 2009 were $1,196,000 greater than in 2008.  In addition to general increases in FDIC premium rates, LCNB paid approximately $325,000 as its share of a general industry-wide special assessment levied by the FDIC as of June 30, 2009 and paid on September 30, 2009.  A prepaid assessment paid to the FDIC in December 2009 of approximately $3.1 million will be expensed over 2010 through 2012.  Another $722,000 of the increased expense was due to a one-time, non-recurring pension-related charge recognized during the first quarter 2009.  This charge was related to the redesign of LCNB’s retirement program to provide competitive benefits to employees and provide more predictable and lower retirement plan costs over the long term.  Because of the redesign, pension plan related balance sheet accounts were adjusted resulting in an approximate net $2.8 million after tax increase in other comprehensive income, which is a component of shareholders’ equity, and the $722,000 charge to non-interest expense.

The remainder of the increase in total non-interest expense is due to a $534,000 increase in salaries and wages primarily due to additional employees, resulting from the opening of the Centerville Office in September 2008 and annual salary and wage adjustments.

These increases to non-interest expense were partially offset by a $206,000 decrease in intangible amortization expense.  The decrease is primarily due to the amortization in full during 2008 of an intangible asset related to the purchase of three offices from another bank in 2007.

2008 vs. 2007.  Total non-interest expense increased $1,590,000 during 2008 compared with 2007. Contributing to the increase were an $848,000 increase in salaries and wages, a $308,000 increase in pension and other employee benefits, a $146,000 increase in occupancy expense, and a $421,000 increase in other non-interest expense.  These increases were partially offset by a $259,000 decrease in intangible amortization.

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

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2009, 2008, and 2007 were 22.7%, 25.2%, and 24.9%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and tax-exempt earnings from bank owned life insurance. The effective rate for 2009 declined primarily due to increased investments in tax-exempt municipal securities.

Assets

Investment securities increased $78.4 million during 2009.  Much of the growth was in the municipal securities category, which increased $39.1 million.  In addition, mortgage-backed securities increased $16.9 million, U.S. Treasury notes increased $13.3 million, and corporate securities increased $7.5 million.

Net loans grew $6.1 million during 2009.  Commercial real estate loans increased $10.5 million and commercial and industrial loans increased $4.1 million while consumer loans decreased $7.2 million, reflecting a lower demand for consumer loans due to economic conditions during 2009.  In addition to loans held in its portfolio, LCNB originated and sold to the Federal Home Loan Mortgage Corporation (“FHLMC”) approximately $27.9 million in residential real estate loans during 2009.

Deposits

Total deposits at December 31, 2009 were $46.6 million greater than at December 31, 2008.  The growth was in the liquid deposit products – checking accounts, NOW  and money fund deposit accounts, and savings deposits.  IRA and time certificate accounts incurred a slight decrease of $288,000.

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

The liquidity of LCNB is enhanced by the fact that 79.8% of total deposits at December 31, 2009 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Liquid assets include cash, federal funds sold and securities available-for-sale.  Except for investments in the stock of the Federal Reserve Bank and FHLB and certain local municipal securities, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs, subject to certain pledging commitments for public funds, repurchase agreements, and other requirements. At December 31, 2009, LCNB's liquid assets amounted to $214.2 million or 29.2% of total assets, an increase from $154.3 million or 23.7% of total assets at December 31, 2008.  The increase in liquid assets was due to growth in investment securities available-for-sale.

An additional source of funding is borrowings from the Federal Home Loan Bank ("FHLB").  FHLB borrowings of $25.0 million were outstanding at December 31, 2009 and the total available borrowing capacity at that date was approximately $30.9 million.  One of the factors limiting availability of FHLB borrowings is a bank’s ownership of FHLB stock.  LCNB could increase its available borrowing capacity if it purchased more FHLB stock.

Short-term borrowings may include repurchase agreements, federal funds purchased, short-term advances from the FHLB, and advances from a line of credit with another financial institution.  At December 31, 2009, LCNB could borrow up to $20 million through the line of credit, up to $33.2 million in short-term advances from the FHLB, and up to $17 million under federal funds arrangements with two other financial institutions. At December 31, 2009, LCNB had $7.0 million in federal funds borrowings, $3.6 million in repurchase agreements, and $3.2 million outstanding from the line of credit.

Commitments to extend credit at December 31, 2009 totaled $95.2 million and standby letters of credit totaled $7.3 million and are more fully described in Note 10 to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides information concerning LCNB's contractual obligations at December 31, 2009:

		Payments due by period
			Over 1	Over 3
		1 year	through 3	through 5	More than
	Total	or less	years	years	5 years
	(In thousands)

Long-term debt obligations	$24,960	-	11,000	4,288	9,672
Operating lease obligations	5,651	385	536	317	4,413
Purchase obligations	5	5	-	-	-
Estimated pension plan contribution for 2010	283	283	-	-	-
Certificates of deposit:
$100,000 and over	88,264	55,044	15,503	12,799	4,918
Other time certificates	149,086	81,894	37,885	23,389	5,918
Total	$268,249	137,611	64,924	40,793	24,921

The following table provides information concerning LCNB's commitments at December 31, 2009:

		Amount of Commitment Expiration Per Period
	Total		Over 1	Over 3
	Amounts	1 year	through 3	through 5	More than
	Committed	or less	years	years	5 years
	(In thousands)

Commitments to extend credit	$10,916	10,916	-	-	-
Unused lines of credit	84,347	40,901	16,921	15,148	11,377
Standby letters of credit	7,273	1,253	85	200	5,735
Total	$102,536	53,070	17,006	15,348	17,112

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2009 and 2008 is included in Note 11, "Regulatory Matters", of the 2009 Annual Report to Shareholders.

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

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two phases of which continue.  Any shares purchased will be held for future corporate purposes.  However, as a participant in the Treasury Department’s Capital Purchase Program during much of 2009, LCNB was prohibited from repurchasing additional shares of its common stock without prior government permission for a period of three years from the date of participation unless the preferred shares issued are no longer held by the U.S. Treasury Department.  This restriction was terminated on October 21, 2009, when LCNB redeemed all 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for the stock dividend.  Through December 31, 2009, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2009.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2009.  No shares were purchased under this program during 2009.

LCNB established an Ownership Incentive Plan during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights. The plan provides for the issuance of up to 200,000 shares, as restated for the stock dividend.  No awards were granted during 2005.  Stock options for 29,110, 13,918, 8,116, 7,934, and 8,108 shares were granted to key executive officers of LCNB during the first quarters of 2009, 2008, 2007, 2006, and 2004, respectively.

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

On January 9, 2009, LCNB received $13.4 million of new capital from the U.S. Treasury Department under the CPP and issued 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to the U.S. Treasury Department for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26 per share.  LCNB allocated $583,000 of the proceeds from the preferred stock issuance to the warrants.

On October 21, 2009, LCNB entered into a repurchase agreement with the Treasury Department pursuant to which LCNB redeemed all 13,400 shares of its preferred stock.  In connection with this redemption, LCNB paid approximately $13.5 million to the Treasury Department, which includes the original investment amount of $13.4 million plus accrued and unpaid dividends of approximately $123,000. As a result of the redemption, LCNB Corp. recorded a reduction in retained earnings of approximately $463,000 in the fourth quarter of 2009 associated with accelerated discount accretion related to the difference between the amount at which the Preferred Stock sale was initially recorded and its redemption price. The Preferred Stock dividend and the acceleration of the accretion reduced 2009’s net income available to common shareholders and earnings per common share.

LCNB Corp. does not intend to negotiate the repurchase of the warrant issued to the Treasury Department as part of the CPP.  Instead, pursuant to the terms of the repurchase agreement, the warrant has been cancelled and LCNB has issued a substitute warrant to the Treasury Department with the same terms as the original warrant, except that Section 13(H) of the original warrant, which dealt with the reduction of shares subject to the warrant in the event that LCNB raised $13.4 million in a qualified stock offering prior to December 31, 2009, has been removed.  A copy of the repurchase agreement was filed by LCNB as Exhibit 10.1 to its Current Report on Form 8-K dated October 21, 2009, and a copy of the substitute warrant is included as Exhibit 4.3 to its Form 10-Q for the quarterly period ended September 30, 2009.  Both documents are incorporated by reference and the foregoing summary of certain provisions of these documents is qualified in its entirety by reference thereto.

LCNB Corp. exceeded all regulatory requirements to be classified as “well capitalized” before accepting the CPP investment and exceeds the regulatory requirements after the redemption.

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2009 are composed primarily of goodwill and a core deposit intangible related to the acquisition of Sycamore during the fourth quarter 2007, an intangible related to Dakin’s 2006 purchase of AOC’s book of business, and mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible is being amortized on a straight line basis over six years.  The book of business purchased by Dakin consisted solely of a customer list intangible asset, which is being amortized over ten years.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Fair Value Accounting for Investment Securities.  Securities classified as available-for-sale are carried at estimated fair value.  Unrealized gains and losses, net of taxes, are reported as accumulated other comprehensive income or loss in shareholders’ equity.  Fair value is estimated using market quotations for U.S. Treasury and corporate securities and equity investments.  Fair value for the majority of the remaining available-for-sale securities is estimated using the discounted cash flow method for each security with discount rates based on rates observed in the market.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2009-16—Transfers and Servicing (Accounting Standards Codification (“ASC”) Topic 860):  Accounting for Transfers of Financial Assets and ASU No. 2009-17—Consolidations (ASC Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities  were issued by the Financial Accounting Standards Board (the “FASB”) on June 12, 2009.  Both standards will be effective for LCNB on January 1, 2010.

ASU No. 2009-16 requires more information about transfers of financial assets, including securitization transactions and the continued risk exposures related to such transfers.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  Additional disclosures are also required.

LCNB management does not anticipate that adoption of ASU No. 2009-16 or ASU No. 2009-17 will have a material effect on LCNB’s consolidated financial statements.

Accounting Standards Update No. 2009-05—Fair Value Measurements and Disclosures (ASC Topic 820):  Measuring Liabilities at Fair Value was issued by the FASB in August 2009.  For those entities that elect to value liabilities at fair value, this release provides guidance for measuring the fair value of liabilities and classifying the inputs as level 1, level 2, or level 3.  It is effective for the first reporting period, including interim periods, after issuance.  LCNB does not currently value any of its liabilities at fair value and does not anticipate that adoption of this update will have a material effect on its consolidated financial statements.

ASU No. 2010-06—Fair Value Measurements and Disclosures (ASC Topic 820):  Improving Disclosures about  Fair Value Measurements was issued by the FASB in January 2010.  The update requires new fair value measurement disclosures and clarifies existing disclosure requirements.  Among other items, this update requires reporting entities to:

•

disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers,

•

present separately information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements,

•

provide fair value measurement disclosures for each class of asset or liability, not just by the line item in the statement of financial position, and

•

provide disclosures about the valuation techniques and inputs used to measure fair value for recurring and nonrecurring items that are classified in Level 2 and Level 3 categories.

ASU No. 2010-06 also amends disclosure requirements  for post-retirement benefit plan assets, as included in ASC Subtopic 715-20, Compensation—Retirement Benefits—Defined Benefit Plans—General.  ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with one exception.  The revisions to the Level 3 reconciliation for fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010.

LCNB CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31

2009
Interest income	$8,607	8,659	8,768	8,821
Interest expense	2,728	2,526	2,455	2,351
Net interest income	5,879	6,133	6,313	6,470
Provision for loan losses	98	208	664	430
Net interest income after provision	5,781	5,925	5,649	6,040
Total non-interest income	2,130	2,211	2,176	2,255
Total non-interest expenses	5,917	5,767	5,194	5,237
Income before income taxes	1,994	2,369	2,631	3,058
Provision for income taxes	431	529	588	738
Net income	1,563	1,840	2,043	2,320
Preferred stock dividends and discount accretion	102	206	206	594
Net income available to common shareholders	$1,461	1,634	1,837	1,726

Earnings per common share:
Basic	$0.22	0.24	0.27	0.27
Diluted	0.22	0.24	0.27	0.26

2008
Interest income	$8,615	8,464	8,608	8,663
Interest expense	3,631	3,284	3,290	3,216
Net interest income	4,984	5,180	5,318	5,447
Provision for loan losses	83	51	188	298
Net interest income after provision	4,901	5,129	5,130	5,149
Total non-interest income	2,063	2,164	2,203	2,023
Total non-interest expenses	5,045	5,002	4,928	4,959
Income before income taxes	1,919	2,291	2,405	2,213
Provision for income taxes	475	593	611	546
Net income	1,444	1,698	1,794	1,667
Preferred stock dividends and discount accretion	-	-	-	-
Net income available to common shareholders	$1,444	1,698	1,794	1,667

Earnings per common share:
Basic	$0.22	0.25	0.27	0.25
Diluted	0.22	0.25	0.27	0.25

The increase in net income available to common shareholders in the fourth quarter of 2009 compared to the similar quarter in 2008 is primarily due to the reduction in interest expense related to the general market rate decline, partially offset by the dividends and accretion related to outstanding preferred shares.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 300 basis points scenario to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2009 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income and a decrease in interest rates at all shock levels will have a negative effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$28,218	885	3.24%
Up 200	27,910	577	2.11%
Up 100	27,560	227	0.83%
Base	27,333	-	-%
Down 100	27,077	(256)	-0.94%
Down 200	26,913	(420)	-1.54%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at December 31, 2009 is shown below.  As shown below, the December 31, 2009 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$60,381	(16,589)	-21.55%
Up 200	66,203	(10,767)	-13.99%
Up 100	71,427	(5,543)	-7.20%
Base	76,970	-	-%
Down 100	81,920	4,950	6.43%
Down 200	87,415	10,445	13.57%

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

Management assessed LCNB’s internal controls as of December 31, 2009, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, LCNB’s internal control over financial reporting met the criteria.

J.D. Cloud & Co. L.L.P., an independent registered public accounting firm, has issued an attestation on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2009.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson	/s/ Robert C. Haines II
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors February 22, 2010	Robert C. Haines II Executive Vice President & Chief Financial Officer February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have audited LCNB Corp. and subsidiaries’ internal control over financial reporting as of  December 31, 2009, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  LCNB Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management’s Assessment of Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion,  LCNB Corp. and subsidiaries  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of LCNB Corp. and subsidiaries, and our report dated February 22, 2010 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.

Certified Public Accountant

Cincinnati, Ohio

February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the management of LCNB Corp. and subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCNB Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCNB Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2010 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio
February 22, 2010

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2009	2008
ASSETS:
Cash and due from banks	$12,626	11,278
Federal funds sold and interest-bearing demand deposits	-	6,742
Total cash and cash equivalents	12,626	18,020

Investment securities:
Available-for-sale, at fair value	201,578	136,244
Held-to-maturity, at cost	13,030	-
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,031	3,028
Loans, net	457,418	451,343
Premises and equipment, net	15,722	15,582
Goodwill	5,915	5,915
Bank owned life insurance	14,122	13,485
Other assets	10,967	6,114
TOTAL ASSETS	$734,409	649,731

LIABILITIES:
Deposits:
Noninterest-bearing	$93,894	82,645
Interest-bearing	530,285	494,977
Total deposits	624,179	577,622
Short-term borrowings	14,265	2,206
Long-term debt	24,960	5,000
Accrued interest and other liabilities	5,390	6,787
TOTAL LIABILITIES	668,794	591,615

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares - no par value, authorized 8,000,000 shares, issued 7,445,514 shares at December 31, 2009 and 2008	11,068	11,068
Surplus	15,407	14,792
Retained earnings	48,962	46,584
Treasury shares at cost, 758,282 shares at December 31, 2009 and 2008	(11,737)	(11,737)
Accumulated other comprehensive income (loss), net of taxes	1,915	(2,591)
TOTAL SHAREHOLDERS' EQUITY	65,615	58,116

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$734,409	649,731

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2009	2008	2007
INTEREST INCOME:
Interest and fees on loans	$27,493	29,024	27,066
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	153	160	163
Interest on investment securities-
Taxable	4,239	2,642	2,229
Non-taxable	2,921	1,995	1,879
Other short-term investments	49	529	654
TOTAL INTEREST INCOME	34,855	34,350	31,991

INTEREST EXPENSE:
Interest on deposits	9,434	13,145	13,445
Interest on short-term borrowings	3	13	181
Interest on long-term debt	623	263	212
TOTAL INTEREST EXPENSE	10,060	13,421	13,838
NET INTEREST INCOME	24,795	20,929	18,153
PROVISION FOR LOAN LOSSES	1,400	620	266

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,395	20,309	17,887

NON-INTEREST INCOME:
Trust income	1,916	1,861	1,890
Service charges and fees	4,018	4,254	4,103
Net gain (loss) on sales of securities	110	-	-
Insurance agency income	1,511	1,620	1,627
Bank owned life insurance income	637	534	472
Gains from sales of mortgage loans	396	11	47
Other operating income	184	173	207
TOTAL NON-INTEREST INCOME	8,772	8,453	8,346

NON-INTEREST EXPENSE:
Salaries and wages	9,422	8,888	8,040
Pension and other employee benefits	2,306	2,433	2,125
Equipment expenses	1,017	995	1,039
Occupancy expense, net	1,721	1,652	1,506
State franchise tax	611	639	630
Marketing	443	464	429
Intangible amortization	110	316	575
FDIC premiums	1,271	75	57
ATM expense	513	456	401
Computer maintenance and supplies	466	471	418
Telephone expense	410	442	424
Write-off of pension asset	722	-	-
Other non-interest expense	3,103	3,103	2,700
TOTAL NON-INTEREST EXPENSE	22,115	19,934	18,344

INCOME BEFORE INCOME TAXES	10,052	8,828	7,889
PROVISION FOR INCOME TAXES	2,286	2,225	1,935
NET INCOME	7,766	6,603	5,954
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	1,108	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,658	6,603	5,954

Earnings per common share:
Basic	$1.00	0.99	0.94
Diluted	0.99	0.99	0.94

Weighted average shares outstanding:
Basic	6,687,232	6,687,232	6,368,046
Diluted	6,701,309	6,687,232	6,368,563

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2009	2008	2007

Net income	$7,766	6,603	5,954

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $905, $234, and $237 for 2009, 2008, and 2007, respectively)	1,756	453	458

Change in pension plan unrecognized net loss (net of taxes of $584 for 2007)	-	-	(1,134)

Change in nonqualified pension plan unrecognized net loss (net of taxes of $111)	(215)	-	-

Reversal of pension plan net unrecognized net loss (net of taxes or $1,564)	3,037	-	-

Reclassification adjustment for:

Net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $38 for 2009)	(72)	-	-

Recognition of pension plan net loss (net of taxes of $627 and $4 for 2008 and 2007, respectively)	-	(1,219)	(8)

TOTAL COMPREHENSIVE INCOME	$12,272	5,837	5,270

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$2,130	446	(7)
Net unfunded liability for nonqualified pension plan	(215)	-	-
Net unfunded liability for defined benefit pension plan	-	(3,037)	(1,818)
Balance at year-end	$1,915	(2,591)	(1,825)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31,
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other	Total
	Shares	Preferred	Common		Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Shares	Shares	Surplus	Earnings	Shares	Income (Loss)	Equity

Balance, January 1, 2007	6,379,636	-	10,560	10,577	42,245	(11,242)	(1,141)	50,999
Common shares issued in acquisition of Sycamore National Bank	341,746		508	4,160				4,668
Net income					5,954			5,954
Net unrealized gain (loss) on available-for-sale securities, net of tax							458	458
Change in pension plan unrecognized net loss, net of tax and reclassification adjustment							(1,142)	(1,142)
Compensation expense relating to stock options				24				24
Treasury shares purchased	(34,150)					(495)		(495)
Common stock dividends, $0.62 per share					(3,938)			(3,938)
Balance, December 31, 2007	6,687,232	-	11,068	14,761	44,261	(11,737)	(1,825)	56,528

Net income					6,603			6,603
Net unrealized gain (loss) on available-for-sale securities, net of tax							453	453
Change in pension plan unrecognized net loss, net of tax and reclassification adjustment							(1,219)	(1,219)
Compensation expense relating to stock options				31				31
Common stock dividends, $0.64 per share					(4,280)			(4,280)
Balance, December 31, 2008	6,687,232	-	11,068	14,792	46,584	(11,737)	(2,591)	58,116

Net income					7,766			7,766
Issuance of preferred stock and related warrants		12,817		583				13,400
Redemption of preferred stock		(13,400)						(13,400)
Net unrealized gain (loss) on available-for-sale securities, net of tax and reclassification adjustment							1,684	1,684
Change in nonqualified pension plan unrecognized net loss, net of tax							(215)	(215)
Reversal of pension plan unrecognized net loss, net of tax							3,037	3,037
Compensation expense relating to stock options				32				32
Preferred stock dividends and discount accretion		583			(1,108)			(525)
Common stock dividends, $0.64 per share					(4,280)			(4,280)
Balance, December 31, 2009	6,687,232	-	11,068	15,407	48,962	(11,737)	1,915	65,615

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	7,766	6,603	5,954
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,434	2,096	2,186
Provision for loan losses	1,400	620	266
Deferred income tax provision (benefit)	(375)	(43)	(215)
Federal Home Loan Bank stock dividends	-	(82)	-
Increase in cash surrender value of bank owned life insurance	(637)	(534)	(472)
Realized (gain) loss on sales of securities available-for-sale	(110)	-	-
Realized (gain) loss on sale of premises and equipment	(23)	(3)	(8)
Origination of mortgage loans for sale	(27,857)	(971)	(2,796)
Realized gains from sales of mortgage loans	(395)	(12)	(47)
Proceeds from sales of mortgage loans	27,974	972	2,811
Compensation expense related to stock options	32	31	24
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(421)	(363)	383
Other assets	(3,678)	249	1,235
Other liabilities	2,624	(150)	(1,590)
TOTAL ADJUSTMENTS	968	1,810	1,777

NET CASH FLOWS FROM OPERATING ACTIVITIES	8,734	8,413	7,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	14,610	-	-
Proceeds from maturities of investment securities:
Available-for-sale	68,578	44,525	37,876
Held-to-maturity	911	-	-
Purchases of investment securities:
Available-for-sale	(148,576)	(92,874)	(13,098)
Held-to-maturity	(11,997)	-	-
Proceeds from redemption of Federal Home Loan Bank stock	-	-	1,000
Purchase of Federal Reserve Bank stock	(3)	(215)	(75)
Net (increase) decrease in loans	(10,196)	(8,013)	(13,921)
Purchase of bank owned life insurance	-	(1,500)	-
Net cash paid for business acquisitions	-	-	(1,093)
Additions to other real estate owned	-	(37)	(14)
Proceeds from sales of other real estate owned	-	877	-
Proceeds from sales of repossessed assets	72	10	-
Purchases of premises and equipment	(1,322)	(2,519)	(2,261)
Proceeds from sales of premises and equipment	24	3	8
NET CASH FLOWS FROM INVESTING ACTIVITIES	(87,899)	(59,743)	8,422

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	46,557	41,693	12,876
Net increase (decrease) in short-term borrowings	12,059	747	(13,911)
Proceeds from long-term debt	21,000	-	5,000
Principal payments on long-term debt	(1,040)	-	-
Proceeds from issuance of preferred stock	13,400	-	-
Redemption of preferred stock	(13,400)	-	-
Cash dividends paid on common stock	(4,280)	(4,280)	(3,938)
Cash dividends paid on preferred stock	(525)
Purchases of treasury shares	-	-	(495)
NET CASH FLOWS FROM FINANCING ACTIVITIES	73,771	38,160	(468)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,394)	(13,170)	15,685

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,020	31,190	15,505

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,626	18,020	31,190

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended December 31,
(Dollars in thousands)

	2009	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$10,172	13,501	14,014
Income taxes	2,250	2,375	2,244

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Investment securities transferred from available-for-sale to held-to-maturity	1,944	-	-
Transfer from loans to other real estate owned and repossessed assets	2,438	99	87

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company"), an Ohio corporation formed in December 1998, is a financial holding company whose principal activities are the ownership of LCNB National Bank (the "Bank") and Dakin Insurance Agency, Inc. ("Dakin").  The Bank was founded in 1877 and provides full banking services, including trust and brokerage services, to customers primarily in the Southwestern Ohio area of Warren, Butler, and Clinton Counties and portions of Clermont, Hamilton, and Montgomery Counties.  Dakin is an independent insurance agency founded in 1876 and offers a wide range of insurance products for businesses and individuals in the Bank's primary market area.

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

INVESTMENT SECURITIES

Certain municipal debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost.  Securities not classified as held-to-maturity are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a separate component of shareholders’ equity.  Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the level-yield method.  Realized gains or losses from the sale of securities are recorded on the trade date and are computed using the specific identification method.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Declines in the fair value of securities below their cost that are deemed to be other-than-temporarily impaired and for which the Company does not intend to sell the securities and it is not more likely than not that the securities will be sold before the anticipated recovery of the impairment are separated into losses related to credit factors and losses related to other factors.  The losses related to credit factors are recognized in earnings and losses related to other factors are recognized in other comprehensive income. In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are stated at the principal amount outstanding, net of unearned income, deferred origination fees and costs, and the allowance for loan losses.  Interest income is accrued on the unpaid principal balance. The delinquency status of a loan is based on contractual terms and not on how recently payments have been received.  Generally, a loan is placed on non-accrual status when there is an indication that the borrower’s cash flow may not be sufficient to make payments as they come due, unless the loan is well secured and in the process of collection.  Subsequent cash receipts on non-accrual loans are recorded as a reduction of principal and interest income is recorded once principal recovery is reasonably assured.  The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for loan losses.

A loan is considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  An impaired loan is measured by the present value of expected future cash flows using the loan's effective interest rate.  An impaired collateral-dependent loan may be measured based on collateral value.  Smaller-balance homogenous loans, including residential mortgage and consumer installment loans that are not evaluated individually are collectively evaluated for impairment.

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

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

The allowance is an amount that management believes will be adequate to absorb possible losses on loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are specifically reviewed for impairment.  For such loans, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

OTHER REAL ESTATE OWNED

Other real estate owned includes properties acquired through foreclosure or deed in lieu of foreclosure. Such property is held for sale and is initially recorded at fair value, less costs to sell, establishing a new cost basis.  The allowance for loan losses is charged for any write down of the loan’s carrying value to fair value at the date of acquisition.  Any subsequent reductions in fair value and expenses incurred from holding other real estate owned are charged to other non-interest expense.  Costs, excluding interest, relating to the improvement of other real estate owned are capitalized.  Gains and losses from the sale of other real estate owned are included in other non-interest income.

Other real estate owned also includes in-substance foreclosed properties, which are properties that the Company has taken physical control of, regardless of whether formal foreclosure proceedings have occurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.  Goodwill is not amortized, but is instead subject to an annual review for impairment.

Mortgage servicing rights on originated mortgage loans that have been sold are initially recorded at their estimated fair values.  Mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income.  Such assets are periodically evaluated as to the recoverability of their carrying value.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

BANK OWNED LIFE INSURANCE

The Company has purchased life insurance policies on certain officers of the Company.  The Company is the beneficiary of these policies and has recorded the estimated cash surrender value in other assets in the consolidated balance sheets.  Income on the policies, based on the increase in cash surrender value, is included in other non-interest income in the consolidated statements of income.

FAIR VALUE MEASUREMENTS

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings.  LCNB has not selected any financial instruments for the fair value option as of December 31, 2009 or 2008.

Accounting guidance also establishes a fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value.  The three broad input levels are:

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

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

EMPLOYEE BENEFITS

Effective January 1, 2009, LCNB redesigned its qualified noncontributory defined benefit retirement plan and merged its single-employer plan into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Employees hired on or after January 1, 2009 are not eligible to participate in this plan.  Effective February 1, 2009, LCNB amended the plan to reduce benefits for those whose age plus vesting service equaled less than 65 at that date.  Also effective February 1, 2009, an enhanced 401-K plan was made available to those hired on or after January 1, 2009 and to those who received benefit reductions from the amendments to the noncontributory defined benefit retirement plan.  Also effective February 1, 2009, LCNB established a nonqualified defined benefit retirement plan for certain highly compensated employees.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

Prior to January 1, 2009, the retirement plan cost, as a single-employer plan, was made up of several components that reflected different aspects of the Company's financial arrangements as well as the cost of benefits earned by employees. These components were determined using the projected unit credit actuarial cost method and were based on certain actuarial assumptions.  The overfunded or underfunded status of the plan, measured as the difference between the fair value of the plan assets and the projected benefit obligation, was recognized as an asset or liability in the Company’s balance sheet.  Any changes in the funded status of the retirement plan were recognized through comprehensive income, net of tax, to the extent such changes were not recognized in earnings as components of periodic net benefit cost.

On January 1, 2009, in accordance with the accounting standards for a multi-employer plan, the pension plan related balance sheet accounts were eliminated and pension related costs and contributions after that date are expensed as incurred.  Contributions to the 401-K plan are also expensed as incurred.

The nonqualified defined benefit retirement plan is a single-employer plan and therefore uses the same accounting method as the single-employer retirement plan described above, except there are no funded plan assets.

STOCK OPTIONS

The cost of employee services received in exchange for stock option grants is the grant-date fair value of the award estimated using an option-pricing model.  This estimated cost is recognized over the period the employee is required to provide services in exchange for the award, usually the vesting period.  The Company uses a Black-Scholes pricing model and related assumptions for estimating the fair value of stock option grants and a five-year vesting period.

INCOME TAXES

Deferred income taxes are determined using the liability method of accounting.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Management analyzes material tax positions taken in any income tax return for any tax jurisdiction and determines the likelihood of the positions being sustained in a tax examination.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock options and warrants.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with the proceeds used to purchase treasury shares at the average market price for the period.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) No. 2009-16—Transfers and Servicing (Accounting Standards Codification (“ASC”) Topic 860):  Accounting for Transfers of Financial Assets and ASU No. 2009-17—Consolidations (ASC Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities  were issued by the Financial Accounting Standards Board (the “FASB”) on June 12, 2009.  Both standards will be effective for LCNB on January 1, 2010.

ASU No. 2009-16 requires more information about transfers of financial assets, including securitization transactions and the continued risk exposures related to such transfers.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

ASU No. 2009-17 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  Additional disclosures are also required.

LCNB management does not anticipate that adoption of ASU No. 2009-16 or ASU No. 2009-17 will have a material effect on LCNB’s consolidated financial statements.

Accounting Standards Update No. 2009-05—Fair Value Measurements and Disclosures (ASC Topic 820):  Measuring Liabilities at Fair Value was issued by the FASB in August 2009.  For those entities that elect to value liabilities at fair value, this release provides guidance for measuring the fair value of liabilities and classifying the inputs as level 1, level 2, or level 3.  It is effective for the first reporting period, including interim periods, after issuance.  LCNB does not currently value any of its liabilities at fair value and does not anticipate that adoption of this update will have a material effect on its consolidated financial statements.

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

ASU No. 2010-06—Fair Value Measurements and Disclosures (ASC Topic 820):  Improving Disclosures about Fair Value Measurements was issued by the FASB in January 2010.  The update requires new fair value measurement disclosures and clarifies existing disclosure requirements.  Among other items, this update requires reporting entities to:

•

disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers,

•

present separately information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements,

•

provide fair value measurement disclosures for each class of asset or liability, not just by the line item in the statement of financial position, and

•

provide disclosures about the valuation techniques and inputs used to measure fair value for recurring and nonrecurring items that are classified in Level 2 and Level 3 categories.

ASU No. 2010-06 also amends disclosure requirements  for post-retirement benefit plan assets, as included in ASC Subtopic 715-20, Compensation—Retirement Benefits—Defined Benefit Plans—General.  ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with one exception.  The revisions to the Level 3 reconciliation for fair value measurements are effective for interim and annual reporting periods beginning after December 15, 2010.

NOTE 2 -

INVESTMENT SECURITIES

The amortized cost and estimated fair value of available-for-sale investment securities at December 31 are summarized as follows (000’s):

	2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury notes	$13,288	49	29	13,308
U.S. Agency notes	45,931	207	250	45,888
U.S. Agency mortgage- backed securities	48,650	1,093	119	49,624
Corporate securities	8,450	64	26	8,488
Municipal securities:
Non-taxable	72,002	2,056	36	74,022
Taxable	9,127	176	2	9,301
Other debt securities	542	-	4	538
Trust preferred securities	298	46	-	344
Equity securities	62	3	-	65
	$198,350	3,694	466	201,578

	2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Agency notes	$44,264	372	-	44,636
U.S. Agency mortgage- backed securities	32,310	491	33	32,768
Corporate securities	1,010	4	1	1,013
Municipal securities:
Non-taxable	53,821	430	627	53,624
Taxable	3,605	46	4	3,647
Other debt securities	521	-	9	512
Equity securities	37	7	-	44
	$135,568	1,350	674	136,244

The fair value of held-to-maturity investment securities, consisting of non-taxable and taxable municipal securities, approximates amortized cost at December 31, 2009.

NOTE 2 -

INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2009 were as follows (000’s).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$19,770	19,948	3,580	3,580
Due from one to five years	74,160	74,958	378	378
Due from five to ten years	39,527	40,630	378	378
Due after ten years	15,341	15,471	8,694	8,694
	148,798	151,007	13,030	13,030
U.S. Agency mortgage- backed securities	48,650	49,624	-	-
Other debt securities	542	538	-	-
Trust preferred securities	298	344	-	-
Equity securities	62	65	-	-
	$198,350	201,578	13,030	13,030

Information concerning securities with gross unrealized losses at December 31, 2009, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (000’s):

	Less than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$7,984	29	-	-
U.S. Agency notes	30,072	250	-	-
U.S. Agency mortgage- backed securities	5,639	22	5,071	97
Corporate securities	3,556	26	-	-
Municipal securities:
Non-taxable	4,058	30	434	6
Taxable	706	2	-	-
Other debt securities	538	4	-	-
	$52,553	363	5,505	103

The unrealized losses at December 31, 2009 are primarily due to increases in market interest rates. Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

For the year ended December 31, 2009, proceeds from sales of securities available-for-sale amounted to $14,610,000.  Gross realized gains during 2009 amounted to $226,000 and gross realized losses during 2009 amounted to $116,000.  No investment securities were sold during 2008 and 2007.

NOTE 2 -

INVESTMENT SECURITIES (Continued)

Investment securities with a market value of $167,350,000 and $125,024,000 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 3 -

LOANS

Major classifications of loans at December 31 are as follows (000's):

	2009	2008

Commercial and industrial	$42,807	38,724
Commercial, secured by real estate	185,024	174,493
Residential real estate	193,293	194,039
Consumer	26,185	33,369
Agricultural	3,125	3,216
Other loans, including deposit overdrafts	9,422	9,203
	459,856	453,044
Deferred origination costs, net	560	767
	460,416	453,811
Less allowance for loan losses	2,998	2,468
Loans-net	$457,418	451,343

Changes in the allowance for loan losses were as follows (000's):

	2009	2008	2007

BALANCE - BEGINNING OF YEAR	$2,468	2,468	2,050
Allowance related to Sycamore acquisition	-	-	453
Provision for loan losses	1,400	620	266
Charge-offs	(1,208)	(1,047)	(688)
Recoveries	338	427	387
BALANCE - END OF YEAR	$2,998	2,468	2,468

Charge-offs for 2009 and 2008 include consumer loan charge-offs totaling $490,000 and $617,000, respectively, compared to $231,000 in consumer loan charge-offs during 2007.  The decrease in consumer loan charge-offs during 2009 is primarily due to shrinkage in the consumer loan portfolio.  The increase in consumer loan charge-offs during 2008 reflects a greater number of delinquent loans, primarily due to deteriorating economic conditions.  Charge-offs for 2009 also include charge-offs totaling $352,000 on three commercial real estate loans.

NOTE 3 -

LOANS (Continued)

Non-accrual, past-due, and restructured loans at December 31 were as follows (000’s):

	2009	2008

Non-accrual loans	$2,939	2,281
Past-due 90 days or more and still accruing	924	806
Restructured loans	7,173	332
Total	$11,036	3,419

Non-accrual loans at December 31, 2009 include two restructured commercial real estate loans to the same borrower totaling $1,444,000 and two commercial real estate loans to a different borrower totaling $641,000.  The remainder of non-accrual loans at December 31, 2009 consists of a commercial real estate loan with a balance of $142,000 and five residential real estate mortgage loans totaling $712,000.  Interest income that would have been recorded during 2009 if loans on non-accrual status at December 31, 2009 had been current and in accordance with their original terms was approximately $111,000.

Non-accrual loans at December 31, 2008 consisted primarily of a commercial real estate loan with a balance of $2,149,000.  During the fourth quarter of 2008 the borrower entered into a third party short-term lease agreement whereby substantially all of the lease payment proceeds are remitted to the Company.  The borrower was unsuccessful in its efforts to sell the property and LCNB accepted a deed in lieu of foreclosure during the third quarter 2009.  The remaining balance of non-accrual loans at December 31, 2008 consisted of three real estate mortgage loans.  Interest income that would have been recorded during 2008 if loans on non-accrual status at December 31, 2008 had been current and in accordance with their original terms was approximately $84,000.

Loans classified as past-due 90 days or more and still accruing interest at December 31, 2009 consisted of seven residential real estate mortgage loans totaling $575,000, two commercial real estate loans totaling $277,000, and nine consumer loans totaling $71,000.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2008 consisted of fourteen consumer loans totaling $58,000, two commercial real estate loans to the same borrower totaling $673,000, and two residential mortgage loans totaling  $75,000.

In addition to the two commercial real estate loans on non-accrual status, restructured loans at December 31, 2009 consisted of three commercial real estate loans totaling $5,687,000 and three commercial and industrial loans totaling $1,486,000.  Restructured loans at December 31, 2008 consisted of a commercial real estate loan in the amount of $310,000 and a matured home equity line of credit loan that was being paid under a forbearance agreement.

The following is a summary of information pertaining to loans considered to be impaired at December 31 (000’s):

	2009	2008

Impaired loans without a valuation allowance	$6,927	2,451
Impaired loans with a valuation allowance	3,249	3,121
Total impaired loans	10,176	5,572

Valuation allowance related to impaired loans	$858	630

NOTE 3 -

LOANS (Continued)

Impaired loans without a valuation allowance increased primarily due to loan modifications that were determined to be troubled debt restructurings, which are included in impaired loans.

A loan with a balance of $798,000 and $791,000 at December 31, 2009 and 2008, respectively, included in impaired loans with a valuation allowance at December 31, 2009 and impaired loans without a valuation allowance at December 31, 2008 is partially guaranteed by the Small Business Administration under its Basic 7(a) Loan Program.  If the borrower should default, the Small Business Administration will reimburse LCNB for up to 75% of any resulting losses.

The average balance of impaired loans during 2009, 2008 and 2007 was $12,627,000, $5,697,000, and $4,823,000, respectively. During 2009, the Company recognized approximately $565,000 of interest income on impaired loans, of which none was recognized on a cash basis.  During 2008, the Company recognized approximately $289,000 of interest income on impaired loans, of which $57,000 was recognized on a cash basis.  During 2007, the Company recognized approximately $401,000 of interest income on impaired loans, of which $58,000 was recognized on a cash basis.  LCNB continued to accrue interest on certain loans classified as impaired during 2009, 2008, and 2007 because they were restructured or considered well secured and in the process of collection.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at December 31, 2009, 2008 and 2007 were $57,369,000, $37,783,000, and $43,005,000 respectively.

Approximately $278,000, $11,000, and $32,000 in mortgage servicing rights were capitalized and $89,000, $53,000, and $61,000 were amortized to loan servicing income, which is included with service charges and fees in the consolidated statements of income, during the years ended December 31, 2009, 2008, and 2007, respectively.

Other real estate owned was $2,424,000 and $39,000 at December 31, 2009 and 2008, respectively, and is included in “other assets” in the consolidated balance sheets.  Other real estate owned at December 31, 2009 consisted of two commercial real estate properties and one single-family residential home.  Other real estate owned at December 31, 2008 consisted of one single-family residential home.  Other repossessed assets totaled $46,000 and $50,000 at December 31, 2009 and 2008, respectively, and is also included in other assets in the consolidated balance sheets.

NOTE 4 -

PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (000's):

	2009	2008

Land	$4,388	4,254
Buildings	14,286	13,569
Equipment	11,145	10,864
Construction in progress	-	50
Total	29,819	28,737
Less – Accumulated depreciation	14,097	13,155
Premises and equipment – net	$15,722	15,582

Depreciation charged to income was $1,181,000 in 2009, $1,142,000 in 2008, and $1,103,000 in 2007.

NOTE 5 -

LEASES

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  At December 31, 2009, required minimum annual rentals due in the future on non-cancelable leases having terms in excess of one year aggregated $5,651,000.  Minimum annual rentals for each of the years 2010 through 2014 are as follows (000's):

2010	$385
2011	298
2012	238
2013	157
2014	160
Thereafter	4,413
$5,651

Rental expense for all leased branches and equipment amounted to $444,000 in 2009, $452,000 in 2008, and $465,000 in 2007.

NOTE 6 -

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill relating to the acquisition of Sycamore was $5,915,000 at December 31, 2009 and 2008.

Other intangible assets included in “other assets” in the consolidated balance sheets at December 31, 2009 and 2008 were as follows (000’s):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2009:
Core deposit intangible	$343	115	228
Intangible related to branch purchases	6,106	6,106	-
Customer list intangible	515	184	331
Mortgage servicing rights	812	485	327
Other intangibles	109	109	-
Total	$7,885	6,999	886

December 31, 2008:
Core deposit intangible	$343	57	286
Intangible related to branch purchases	6,106	6,106	-
Customer list intangible	515	133	382
Mortgage servicing rights	534	396	138
Other intangibles	109	108	1
Total	$7,607	6,800	807

During December 2007, the Company recorded core deposit intangibles totaling $343,000 in connection with the acquisition of Sycamore.  The core deposit intangible is being amortized on a straight-line basis over the six-year estimated useful life of the deposit base.

The intangible related to branch purchases relates to the purchase of three branch offices from another bank in 1997.  Management determined that this purchase did not meet the definition of a business combination and amortized the intangible over ten years.  The customer list intangible relates to the purchase by Dakin of the existing book of business of another insurance agency in 2006.  This purchase consisted solely of a customer list intangible asset, which is being amortized over ten years.

Other intangible assets are amortized on a straight-line basis over their estimated lives, which range from 5 to 10 years.

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2009 is as follows (000’s):

2010	$190
2011	185
2012	180
2013	167
2014	83

NOTE 7 -

CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2009 were as follows (000’s):

	Certificates
	Equal to or	All Other
	Over $100,000	Certificates	Total

2010	$55,044	81,894	136,938
2011	13,718	32,359	46,077
2012	1,785	5,526	7,311
2013	5,272	10,114	15,386
2014	7,527	13,275	20,802
Thereafter	4,918	5,918	10,836
	$88,264	149,086	237,350

NOTE 8 -

BORROWINGS

Funds borrowed from the Federal Home Loan Bank of Cincinnati at December 31 are as follows (000’s):

	Current
	Interest
	Rate	2009	2008

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$5,000	-
Advance due August 2012	1.99%	6,000	-
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	4,288	-
Advance due March 2019	2.82%	4,672	-
		$24,960	5,000

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $149 million and $146 million at December 31, 2009 and 2008, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity at December 31, 2009 was approximately $30 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

NOTE 8 -

BORROWINGS (continued)

Short-term borrowings at December 31 are as follows (000’s):

	2009		2008
	Amount	Rate	Amount	Rate
U.S. Treasury demand note	$457	-%	2,206	-%
Federal funds purchased	7,000	0.50%	-	-%
Line of credit	3,173	1.00%	-	-%
Repurchase agreements	3,635	0.40%	-	-%
	$14,265	0.57%	2,206	-%

At December 31, 2009 and 2008, the Company had short-term borrowing arrangements with three different financial institutions and the Federal Home Loan Bank of Cincinnati.  The first arrangement provides that the Company can borrow up to $7 million in federal funds at the interest rate in effect at the time of the borrowing.  The second arrangement provides that the Company can borrow up to $10 million in federal funds at the interest rate in effect at the time of the borrowing.  The third arrangement is a short-term line of credit for a maximum amount of $20 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

Under the terms of the Cash Management Advance program with the Federal Home Loan Bank of Cincinnati, the Company can borrow up to $33.2 million in short-term advances.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days. The interest rate on the Cash Management Advance program is the published rate in effect at the time of the advance.  Nothing was outstanding under this program at December 31, 2009 or 2008.

Beginning in October 2009, the Company began issuing repurchase agreements as an option commercial customers can use in managing their cash positions.  The repurchase agreements mature the next business day after issuance.  They are secured by U.S. Treasury, U.S. Agency, or government guaranteed mortgage-backed securities and such collateral securities are held by the Federal Reserve Bank.  The maximum amount of outstanding agreements at any month-end during the fourth quarter 2009 totaled $3,635,000 and the average balance during that quarter was $2,486,000.

As of December 31, 2009, approximately $2.3 million of the repurchase agreements outstanding were held by a company owned by a member of the Company’s board of directors.

NOTE 9 -

INCOME TAXES

The provision for federal income taxes consists of (000's):

	2009	2008	2007

Income taxes currently payable	$2,661	2,172	2,150
Deferred income tax provision (benefit)	(375)	53	(215)
Provision for income taxes	$2,286	2,225	1,935

NOTE 9 -

INCOME TAXES (continued)

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2009	2008	2007

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(7.9)	(6.9)	(7.1)
Tax exempt income on bank owned life insurance	(2.2)	(2.1)	(2.0)
Other – net	(1.2)	0.2	-
Effective tax rate	22.7%	25.2%	24.9%

Deferred tax assets and liabilities at December 31 consist of the following (000's):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$1,019	839
Amortization of intangibles	201	379
Pension and deferred compensation	670	1,748
	1,890	2,966

Deferred tax liabilities:
Depreciation of premises and equipment	(740)	(708)
Unrealized gains on securities available-for-sale	(1,097)	(230)
Deferred loan fees	(41)	(112)
FHLB stock dividends	(267)	(267)
	(2,145)	(1,317)
Net deferred tax asset	$(255)	1,649

As of December 31, 2009 and 2008 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the two year period ended December 31, 2009.

The Company is no longer subject to examination by federal tax authorities for years before 2006.

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

NOTE 10 -

COMMITMENTS AND CONTINGENT LIABILITIES (continued)

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (000’s):

	2009	2008
Commitments to extend credit:
Commercial loans	$10,020	4,376
Other loans:
Fixed rate	359	1,033
Adjustable rate	537	302
Unused lines of credit:
Fixed rate	4,168	2,807
Adjustable rate	69,974	70,647
Unused overdraft protection amounts on demand and NOW accounts	10,205	10,408
Standby letters of credit	7,273	8,138
	$102,536	97,711

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract or agreement.  Unused lines of credit include amounts not drawn on line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At December 31, 2009 and 2008, outstanding guarantees of approximately $1.7 million and $1.8 million, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at December 31, 2009 and 2008 was approximately $5.5 million and $6.3 million, respectively.  This agreement has a final maturity date of January, 2012.

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

NOTE 11 -

REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2009 and 2008, the Bank was required to maintain average reserve balances of $1,692,000 and $3,020,000, respectively.  The required reserve balances at December 31, 2009 and 2008 were $1,302,000 and $1,433,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2009, the restrictions generally limit dividends to the aggregate of net income for the year 2009 plus the net earnings retained for 2008 and 2007.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2009, approximately $5,173,000 of the Bank’s earnings retained were available for dividends in 2010 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

NOTE 11 -

REGULATORY MATTERS (continued)

A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows ($000's):

	2009		2008
	Consolidated		Consolidated
	Company	Bank	Company	Bank

Regulatory Capital:
Shareholders' equity	$65,615	63,380	58,116	55,783
Goodwill and other intangible assets	(6,507)	(6,176)	(6,600)	(6,214)
Accumulated other comprehensive income	(1,915)	(1,887)	2,591	2,586
Tier 1 risk-based capital	57,193	55,317	54,107	52,155
Eligible allowance for loan losses	2,998	2,998	2,468	2,468
Total risk-based capital	$60,191	58,315	56,575	54,623

Capital Ratios:
Total risk-based	12.68%	12.30%	12.61%	12.19%
Tier 1 risk-based	12.04%	11.67%	12.06%	11.64%
Leverage	7.77%	7.55%	8.19%	7.91%

On January 9, 2009, the Company received $13.4 million of new equity capital from the Treasury Department’s Capital Purchase Program (CPP) established under the Emergency Economic Stabilization Act of 2008.  The investment by the Treasury Department was comprised of $13.4 million in preferred shares, with a warrant to purchase 217,063 common shares of the Company at an exercise price of $9.26, with a term of ten years.  The preferred shares were scheduled to pay a dividend of 5% per year for the first five years and 9% thereafter.  Participation in the CPP was voluntary and participating institutions were required to comply with a number of restrictions and provisions, including, but not limited to, restrictions on compensation of certain executive officers and limitations on stock repurchase activities and dividend payments.

On October 21, 2009, the Company entered into a repurchase agreement with the Treasury Department pursuant to which the Company redeemed all 13,400 shares of its preferred shares.  In connection with this redemption, the Company paid approximately $13.5 million to the Treasury Department, which included the original investment amount of $13.4 million plus accrued and unpaid dividends of approximately $123,000.  As a result of the redemption, the Company recorded a reduction in retained earnings of approximately $463,000 in the fourth quarter of 2009 associated with accelerated discount accretion related to the difference between the amount at which the preferred stock sale was initially recorded and its redemption price. The preferred stock dividend and the acceleration of the accretion reduced the fourth quarter’s net income available to common shareholders and earnings per common share.

NOTE 11 -

REGULATORY MATTERS (continued)

The Company does not intend to negotiate the repurchase of the warrant issued to the Treasury Department as part of the CPP.  Instead, pursuant to the terms of the repurchase agreement, the warrant has been cancelled and the Company has issued a substitute warrant to the Treasury Department with the same terms as the original warrant, except that Section 13(H) of the original warrant, which dealt with the reduction of shares subject to the warrant in the event that LCNB raised $13.4 million in a qualified stock offering prior to December 31, 2009, has been removed.

NOTE 12 -

EMPLOYEE BENEFITS

Prior to January 1, 2009, the Company had a single-employer qualified noncontributory defined benefit retirement plan that covered substantially all regular full-time employees.  Effective January 1, 2009, LCNB redesigned the plan and merged it into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Accordingly, the assets and obligations of the single-employer plan were transferred to the multiple-employer plan in January 2009.  At that time, the pension plan related balance sheet accounts were adjusted resulting in an approximate $3.0 million increase in other comprehensive income, which is included in shareholders’ equity, and a $722,000 charge to non-interest expense in the consolidated statements of income.  Employees hired on or after January 1, 2009 are not eligible to participate in this plan.

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan charged to pension and other employee benefits in the consolidated statements of income for the year ended December 31, 2009 was $197,000.  The Company expects to contribute $283,000 to the qualified noncontributory defined benefit retirement plan in 2010.  Employer expense incurred in connection with the 401-K plan during the year ended December 31, 2009 was $304,000.  The Company expects to contribute $301,000 to the 401-K plan in 2010.

Prior to its redesign and merger, pension costs of the single-employer retirement plan were funded based on its actuarial cost method.  At December 31, 2008, all plan assets were invested in money market funds. All plan assets were invested in time and other deposits with the Bank at December 31, 2007.

NOTE 12 - EMPLOYEE BENEFITS  (Continued)

The Company used a December 31 measurement date for the single-employer retirement plan.

The components of net periodic pension cost of the single-employer plan for 2008 and 2007 are summarized as follows (000's):

	2008	2007

Service cost	$746	806
Interest cost	559	426
Expected return on plan assets	(528)	(472)
Recognized net actuarial loss	122	12
Net periodic pension cost	$899	772

A reconciliation of changes in the benefit obligation and funded status of the single-employer plan at December 31, 2008 follows (000's):

Change in projected benefit obligations
Projected benefit obligation at beginning of year	$10,174
Service cost	746
Interest cost	559
Actuarial loss	1,880
Benefits paid	(11)
Projected benefit obligation at end of year	13,348

Change in plan assets
Fair value of plan assets at beginning of year	9,051
Actual return on plan assets	425
Employer contribution	655
Benefits paid	(11)
Fair value of plan assets at end of year	10,120

Funded status	$(3,228)

At December 31, 2008, accumulated other comprehensive income included $3,037,000, net of tax, of unrecognized net actuarial loss.

Significant actuarial assumptions used for 2008 included a discount rate of 5.50%, an expected long-term rate of return on plan assets of 5.50%, and a future compensation rate increase of 4.00%.  The expected long-term rate of return on plan assets was estimated using historic returns on investments, adjusted for expected long-term interest rates.

The accumulated benefit obligation at December 31, 2008 was $9,298,000.

NOTE 12 -

EMPLOYEE BENEFITS  (Continued)

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2009 and 2008 was $1,729,000 and $1,499,000, respectively.

The Bank also has a supplemental income plan which provides a covered employee an amount based on a percentage of average compensation, payable annually for ten years upon retirement. The projected benefit obligation included in other liabilities for this supplemental income plan at December 31, 2009 and 2008 is $358,000 and $317,000, respectively. The discount rate used to determine the present value of the obligation was 5.25% in 2009 and 2008. The service cost associated with this plan was $7,000 for 2009, $21,000 for 2008, and $21,000 for 2007.  Interest costs were approximately $18,000, $17,000, and $15,000 for 2009, 2008, and 2007, respectively.

The deferred compensation plan and the supplemental income plan are both nonqualified and unfunded. Participation in each plan is limited to a select group of management.

Effective February 1, 2009, LCNB established a nonqualified defined benefit retirement plan, which is also unfunded, for certain highly compensated employees.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the year ended December 31, 2009 are summarized as follows (000’s):

Service cost	$149
Interest cost	25
Amortization of unrecognized prior service cost	44
Net periodic pension cost	$218

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31, 2009 follows (000's):

Projected benefit obligation at plan inception	$434
Service cost	149
Interest cost	25
Actuarial (gain) or loss	(64)
Projected benefit obligation at end of year	$544

NOTE 13 -

STOCK OPTIONS AND AWARDS

The Company established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.  As of December 31, 2009, only stock options have been granted under the Plan. Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2009 were as follows:

	Outstanding		Exercisable
Expiration Date	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised

Feb 2013	11,056	$13.09	11,056	$13.09	-
Jan 2014	8,108	17.66	8,108	17.66	-
Jan 2016	7,934	18.95	4,760	18.95	-
Feb 2017	8,116	17.88	3,246	17.88	-
Feb 2018	13,918	12.55	2,784	12.55	-
Jan 2019	29,110	9.00	-	-	-
	78,242	$13.04	29,954	$15.73	-

The following table summarizes stock option activity for the years indicated:

	Year ended December 31,
	2009		2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	49,132	$15.43	35,214	$16.57	27,098	$16.17
Granted	29,110	9.00	13,918	12.55	8,116	17.88
Exercised	-	-	-	-	-	-
Outstanding, end of year	78,242	13.04	49,132	15.43	35,214	16.57
Exercisable, end of year	29,954	15.73	22,339	15.60	15,297	15.15

At December 31, 2009, the aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at that date and that were “in the money” (market price greater than exercise price) was approximately $44,000.  There was no aggregate intrinsic value at that date for only the options that were exercisable.  The intrinsic value changes based on changes in the market price of the Company’s stock.

NOTE 13 -

STOCK OPTIONS AND AWARDS (continued)

The estimated weighted-average fair value of the options granted in 2009, 2008, and 2007 were $1.89, $2.27, and $3.76 per option, respectively.  The fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2009	2008	2007
Risk-free interest rate	3.49%	3.56%	4.83%
Average dividend yield	4.04%	3.77%	3.68%
Volatility factor of the expected market
price of the Company's common stock	27.54%	22.72%	22.41%
Average life	9.0 years	8.2 years	8.3 years

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2009, 2008, and 2007 was $32,000, $31,000, and $24,000, respectively. Total compensation cost related to option awards to be recognized ratably through the first quarter of 2014 is approximately $74,000.

NOTE 14 -

EARNINGS PER SHARE

Earnings per share for the years ended December 31 were calculated as follows ($000’s except share and per share data):

	2009	2008	2007

Net income	$6,658	6,603	5,954

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,687,232	6,368,046
Add - Dilutive effect of stock options and warrant to purchase stock	14,077	-	517
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,701,309	6,687,232	6,368,563

Basic earnings per common share	$1.00	0.99	0.94
Diluted earnings per common share	0.99	0.99	0.94

NOTE 15 -

RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  At December 31, 2009 and 2008, executive officers, directors and related interests of such persons were indebted to the Bank directly or as guarantors in the aggregate amount of $1,580,000 and $1,634,000, respectively.  Such activity for these officers and directors was as follows (000's):

	2009	2008

Beginning balances	$1,634	1,635
Additions	938	1,132
Reductions	(992)	(1,133)
Ending Balance	$1,580	1,634

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2009 and 2008 amounted to $5,576,000 and $5,080,000, respectively.

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

The adjusted fair values of Sycamore’s assets and liabilities acquired at the time of the acquisition were as follows ($000's):

Fair Value
Assets:
Cash and due from banks	$1,235
Federal funds sold and interest-bearing demand deposits	2,644
Securities available-for-sale	504
Federal Reserve Bank and Federal Home Loan Bank stock	325
Loans, net	42,837
Premises and equipment, net	957
Core deposit intangibles	343
Goodwill	5,915
Other assets	331
Total assets	55,091
Liabilities:
Deposits	44,438
Other liabilities	1,010
Total liabilities	45,448
Net assets acquired	$9,643

NOTE 16 -

ACQUISITIONS (continued)

The following information presents the unaudited pro forma results of operations for the year ended December 31, 2007 as though the acquisition had occurred on January 1, 2007.  The pro forma data was derived by combining the historical consolidated financial information of LCNB and Sycamore using the purchase method of accounting for business combinations.  The pro forma results do not necessarily indicate results that would have been obtained had the acquisition actually occurred on January 1, 2007 or results that may be achieved in the future ($000, except per share data).

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

(1)

Represents the reduction of interest income related to the net cash paid for the Sycamore acquisition as if it had been completed January 1, 2007.  The reduction was calculated using the average rate for federal funds sold and interest-bearing demand deposits for 2007.

(2)	Represents amortization of core deposit intangible and adjustment for merger-related expenses.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury Notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, the company has invested in a mutual fund.  LCNB uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because LCNB does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been classified as having level 3 inputs.  Additionally, Dakin owns stock in an insurance company and LCNB Corp. owns trust preferred securities in various financial institutions.  Market quotations (level 1) are used to determine fair value for these investments.  Dakin also owns stock in another insurance agency.  A market does not exist for the insurance agency’s stock.  This stock is considered to have level 3 inputs.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s available-for-sale securities by input levels as of December 31, 2009 and 2008 (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Available-for-sale securities	$201,578	22,183	178,835	560

December 31, 2008
Available-for-sale securities	$136,244	1,057	132,731	2,456

During the fourth quarter 2008 certain tax-exempt municipal securities were reclassified from level 2 to level 3, effective as of the beginning of 2008, because these securities were negotiated directly with the municipalities involved and no active market for them exists.  The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for 2009 and 2008 (000’s):

	2009	2008

Beginning balance	$2,456	1,592
Purchases	23	852
Tax-exempt municipal securities reclassified as held-to-maturity	(1,944)	-
Dividends reinvested	21	21
Net change in unrealized gains (losses) included in other comprehensive income	4	(9)
Ending balance	$560	2,456

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

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Other real estate owned is adjusted to fair value upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  The inputs for a valuation based on current appraised value are considered to be level 2.

The following table presents the Company’s impaired loans, other real estate owned, and repossessed assets measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008 by the level in the fair value hierarchy within which those measurements fall (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Impaired loans	$2,391	-	-	2,391
Other real estate owned	2,424	-	2,424	-
Repossessed assets	46	-	-	46
Totals	$4,861	-	2,424	2,437

December 31, 2008
Impaired loans	$2,491	-	-	2,491
Other real estate owned	39	-	39	-
Repossessed assets	50	-	50	-
Totals	$2,580	-	89	2,491

Carrying amounts and estimated fair values of financial instruments as of December 31, 2009 and 2008 were as follows (000’s):

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$12,626	12,626	18,020	18,020
Securities available-for-sale	201,578	201,578	136,244	136,244
Securities held-to-maturity	13,030	13,030	-	-
Federal Reserve Bank and Federal Home Loan Bank stock	3,031	3,031	3,028	3,028
Loans, net	457,418	467,226	451,343	465,201

FINANCIAL LIABILITIES:
Deposits	624,179	627,536	577,622	581,536
Short-term borrowings	14,265	14,265	2,206	2,206
Long-term debt	24,960	26,266	5,000	5,493

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The fair value of off-balance-sheet financial instruments at December 31, 2009 and 2008 was not material.

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

Borrowings

The carrying amounts of federal funds purchased, repurchase agreements, and U.S. Treasury demand note borrowings are deemed to approximate fair value of short-term borrowings.  For long-term debt, fair values are estimated based on the discounted value of expected net cash flows using current interest rates.

NOTE 18 -

PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the LCNB Corp., parent company only, follows (000’s):

Condensed Balance Sheets:
December 31,
	2009	2008
Assets:
Cash on deposit with subsidiary	$853	1,284
Investment securities available-for-sale, at fair value	344	-
Investment in subsidiaries	64,442	56,820
Other assets	-	12
Total assets	$65,639	58,116

Liabilities	$24	-

Shareholders' equity	65,615	58,116
Total liabilities and shareholders' equity	$65,639	58,116

Condensed Statements of Income
Year ended December 31,	2009	2008	2007

Income:
Dividends from subsidiary	$4,400	4,400	8,500
Interest and dividends	308	15	21
Net loss on sales of securities	(7)	-	-
Total income	4,701	4,415	8,521

Total expenses	40	36	26

Income before income tax benefit and equity in undistributed income of subsidiaries	4,661	4,379	8,495
Income tax (expense) benefit	(9)	12	9
Equity in undistributed income of subsidiaries	3,114	2,212	(2,550)
Net income	$7,766	6,603	5,954

NOTE 18 -

PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2009	2008	2007

Cash flows from operating activities:
Net income	$7,766	6,603	5,954
Adjustments for non-cash items -
(Increase) decrease in undistributed
income of subsidiaries	(3,114)	(2,212)	2,550
Other, net	97	2	27
Net cash flows from operating activities	4,749	4,393	8,531

Cash flows from investing activities:
Purchases of securities available-for-sale	(13,432)	-	-
Proceeds from maturities of securities available-for-sale	600	745	800
Proceeds from sales of available-for-sale securities	12,457	-	-
Cash paid for Sycamore National Bank Acquisition	-	-	(4,975)
Return of capital by subsidiary	-	150	100
Capital contribution to subsidiary	-	-	-
Net cash flows from investing activities	(375)	895	(4,075)

Cash flows from financing activities:
Treasury shares purchased	-	-	(495)
Proceeds from issuance of preferred stock	13,400
Redemption of preferred stock	(13,400)
Cash dividends paid on common stock	(4,280)	(4,280)	(3,938)
Cash dividends paid on preferred stock	(525)
Net cash flows from financing activities	(4,805)	(4,280)	(4,433)
Net change in cash	(431)	1,008	23
Cash at beginning of year	1,284	276	253
Cash at end of year	$853	1,284	276

NOTE 19 -

SUBSEQUENT EVENT REVIEW

Management has reviewed and evaluated transactions and events for subsequent event accounting and disclosure purposes through February 22, 2010, the date the financial statements were issued.

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2009 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter, 2009, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 20, 2010, which proxy statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2009, (the “Proxy Statement”) are incorporated by reference into Part III.

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
2.0

Amended and Restated Affiliation Agreement between LCNB Corp., LCNB National Bank, and Sycamore National Bank dated September 24, 2007 - incorporated by reference to Form S-4A, Annex A, filed October 22, 2007.

	3.1	Amended and Restated Articles of Incorporation of LCNB Corp. – incorporated by reference to Form 10-K for the fiscal year ended December 31, 2008, Exhibit 3.1.
	3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
	4.1	Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009 - incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 4.1.
4.2

Letter Agreement, dated as of January 9, 2009 between the Registrant and the U.S. Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 10.1.

	4.3	Substitute Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009 – incorporated by reference to Form 10-Q for the quarterly period ended September 30, 2009, Exhibit 4.3.
4.4

Repurchase Letter Agreement, dated as of October 21, 2009 between the Registrant and the U.S. Department of the Treasury – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2009, Exhibit 10.1.

	10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
	10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

(a) Exhibit No.	Exhibit Description
10.3

Letter Agreement, dated as of January 9, 2009 between the Registrant and the U.S. Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms - incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 10.1.

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

13.	Portions of LCNB Corp. 2009 Annual Report (pages 1, 2, 7, and 8)
14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.1.
14.2	LCNB Corp. Code of Ethics for Senior Financial Officers - Incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.2.
21.	LCNB Corp. Subsidiaries.
23.	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008.
99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Stephen P. Wilson
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors
February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stephen P. Wilson	/s/ Spencer S. Cropper
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors (Principal Executive Officer) February 22, 2010	Spencer S. Cropper Director February 22, 2010

/s/ Robert C. Haines II	/s/ William H. Kaufman
Robert C. Haines II Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer) February 22, 2010	William H. Kaufman Director February 22, 2010

/s/ Steve P. Foster	/s/ George L. Leasure
Steve P. Foster President, Director February 22, 2010	George L. Leasure Director February 22, 2010

/s/ David S. Beckett	/s/ Joseph W. Schwarz
David S. Beckett Director February 22, 2010	Joseph W. Schwarz Director February 22, 2010

/s/ Rick L. Blossom	/s/ Kathleen Porter Stolle
Rick L. Blossom Director February 22, 2010	Kathleen Porter Stolle Director February 22, 2010