Form 10-Q
period 2010-03-31
LCNB CORP
filed 2010-05-03
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

( X )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

                                                  [  ] Yes         [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [  ]

Accelerated filer [X]

     Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                  [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of May 3, 2010 was 6,687,232 shares.

LCNB Corp.

INDEX

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

CONSOLIDATED BALANCE SHEETS

3

CONSOLIDATED STATEMENTS OF INCOME

4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

6

CONSOLIDATED STATEMENTS OF CASH FLOWS

7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

27

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

33

Item 4.  Controls and Procedures

34

Item 4T.  Controls and Procedures

34

PART II -- OTHER INFORMATION

35

Item 1. Legal Proceedings

35

Item 1A.  Risk Factors

35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 3. Defaults Upon Senior Securities

35

Item 4. (Removed and Reserved).

35

Item 5. Other Information

35

Item 6. Exhibits

36

SIGNATURES

38

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Cash and due from banks	$23,622	12,626
Federal funds sold and interest-bearing demand deposits	3,710	-
Total cash and cash equivalents	27,332	12,626

Investment securities:
Available-for-sale, at fair value	184,946	201,578
Held-to-maturity, at cost	13,887	13,030
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,031	3,031
Loans, net	456,769	457,418
Premises and equipment, net	15,558	15,722
Goodwill	5,915	5,915
Bank owned life insurance	14,275	14,122
Other assets	11,366	10,967
TOTAL ASSETS	$733,079	734,409

LIABILITIES:
Deposits:
Noninterest-bearing	$89,038	93,894
Interest-bearing	542,141	530,285
Total deposits	631,179	624,179
Short-term borrowings	5,108	14,265
Long-term debt	24,153	24,960
Accrued interest and other liabilities	5,573	5,390
TOTAL LIABILITIES	666,013	668,794

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares - no par value, authorized 8,000,000 shares, issued 7,445,514 shares at March 31, 2010 and December 31, 2009	11,068	11,068
Surplus	15,416	15,407
Retained earnings	50,104	48,962
Treasury shares at cost, 758,282 shares at March 31, 2010 and December 31, 2009	(11,737)	(11,737)
Accumulated other comprehensive income, net of taxes	2,215	1,915
TOTAL SHAREHOLDERS' EQUITY	67,066	65,615

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$733,079	734,409

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME:
Interest and fees on loans	$6,822	6,876
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	24	24
Interest on investment securities-
Taxable	931	1,071
Non-taxable	808	624
Other short-term investments	8	12
TOTAL INTEREST INCOME	8,593	8,607

INTEREST EXPENSE:
Interest on deposits	1,976	2,621
Interest on short-term borrowings	9	-
Interest on long-term debt	177	107
TOTAL INTEREST EXPENSE	2,162	2,728
NET INTEREST INCOME	6,431	5,879
PROVISION FOR LOAN LOSSES	208	98

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,223	5,781

NON-INTEREST INCOME:
Trust income	469	481
Service charges and fees	946	935
Net gain on sales of securities	77	-
Insurance agency income	419	366
Bank owned life insurance income	153	158
Gains from sales of mortgage loans	30	137
Other operating income	89	53
TOTAL NON-INTEREST INCOME	2,183	2,130

NON-INTEREST EXPENSE:
Salaries and wages	2,401	2,352
Pension and other employee benefits	631	662
Equipment expenses	209	244
Occupancy expense, net	524	482
State franchise tax	186	162
Marketing	79	113
Intangible amortization	27	28
FDIC insurance premiums	218	25
Write-off of pension asset	-	722
Other non-interest expense	1,245	1,127
TOTAL NON-INTEREST EXPENSE	5,520	5,917

INCOME BEFORE INCOME TAXES	2,886	1,994
PROVISION FOR INCOME TAXES	674	431
NET INCOME	2,212	1,563
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	-	102
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,212	1,461

Dividends declared per common share	$0.16	0.16

Earnings per common share:
Basic	$0.33	0.22
Diluted	0.33	0.22

Weighted average common shares outstanding:
Basic	6,687,232	6,687,232
Diluted	6,729,790	6,687,232

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net Income	$2,212	1,563

Other comprehensive income:

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $181 and $53 for the three months ended March 31, 2010 and 2009, respectively)	351	(102)

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $26)	(51)	-

Reversal of pension plan unrecognized net loss (net of taxes of $1,564)	-	3,037

Total comprehensive income	$2,512	4,498

The accompanying notes to consolidated financial statements are an integral part of these statements.

	LCNB CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	(Dollars in thousands, except per share amounts)
	(Unaudited)

							Accumulated
	Common						Other	Total
	Shares	Preferred	Common		Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Stock	Surplus	Earnings	Shares	Income (Loss)	Equity

Balance January 1, 2010	6,687,232	$-	11,068	15,407	48,962	(11,737)	1,915	65,615
Net income					2,212			2,212
Net unrealized gain on available-for- sale securities, net of tax							300	300
Compensation expense relating to stock options				9				9
Common stock dividends, $0.16 per share					(1,070)			(1,070)
Balance March 31, 2010	6,687,232	-	11,068	15,416	50,104	(11,737)	2,215	67,066

Balance January 1, 2009	6,687,232	$-	11,068	14,792	46,584	(11,737)	(2,591)	58,116
Net income					1,563			1,563
Issuance of preferred stock and related warrant		12,817		583				13,400
Net unrealized loss on available-for- sale securities, net of tax							(102)	(102)
Reversal of pension plan unrecognized net loss, net of tax							3,037	3,037
Compensation expense relating to stock options				6				6
Preferred stock dividends and discount accretion		35			(102)			(67)
Common stock dividends, $0.16 per share					(1,069)			(1,069)
Balance March 31, 2009	6,687,232	$12,852	11,068	15,381	46,976	(11,737)	344	74,884

	The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,212	1,563
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	631	482
Provision for loan losses	208	98
Increase in cash surrender value of bank owned life insurance	(153)	(158)
Realized (gain) loss on sales of securities available-for-sale	(77)	-
Realized (gain) loss on sales of premises and equipment	(4)	(18)
Origination of mortgage loans for sale	(1,600)	(10,034)
Realized gains from sales of mortgage loans	(30)	(137)
Proceeds from sales of mortgage loans	1,613	10,070
Compensation expense related to stock options	9	6
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(149)	(373)
Other assets	(221)	(1,106)
Other liabilities	28	1,360
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,467	1,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	5,342	-
Proceeds from maturities of investment securities:
Available-for-sale	16,875	30,764
Held-to-maturity	516	80
Purchases of investment securities:
Available-for-sale	(5,324)	(68,560)
Held-to-maturity	(1,373)	(2,849)
Net decrease in loans	259	7,423
Proceeds from sale of repossessed assets	61	59
Purchases of premises and equipment	(87)	(292)
Proceeds from sales of premises and equipment	4	18
NET CASH FLOWS FROM INVESTING ACTIVITIES	16,273	(33,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,000	12,647
Net decrease in short-term borrowings	(9,157)	(1,443)
Proceeds from long-term debt	-	15,000
Principal payments on long-term debt	(807)	-
Proceeds from issuance of preferred stock	-	13,400
Cash dividends paid on common stock	(1,070)	(1,069)
Cash dividends paid on preferred stock	-	(67)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(4,034)	38,468

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,706	6,864

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,626	18,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,332	24,884

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$2,186	2,787
Income taxes	315	-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Investment securities transferred from available-for-sale to held-to-maturity	-	1,944
Transfer from loans to other real estate owned and repossessed assets	125	7

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

Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB's 2009 Annual Report on Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 -  Investment Securities

The amortized cost and fair value of available-for-sale investment securities at March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$13,248	10	20	13,238
U.S. Agency notes	35,828	238	-	36,066
U.S. Agency mortgage-backed securities	45,590	1,245	30	46,805
Corporate securities	5,931	60	-	5,991
Municipal securities:
Non-taxable	70,632	1,931	38	72,525
Taxable	9,127	227	-	9,354
Other debt securities	547	-	-	547
Trust preferred securities	298	52	-	350
Equity securities	63	7	-	70
	$181,264	3,770	88	184,946

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$13,288	49	29	13,308
U.S. Agency notes	45,931	207	250	45,888
U.S. Agency mortgage-backed securities	48,650	1,093	119	49,624
Corporate securities	8,450	64	26	8,488
Municipal securities:
Non-taxable	72,002	2,056	36	74,022
Taxable	9,127	176	2	9,301
Other debt securities	542	-	4	538
Trust preferred securities	298	46	-	344
Equity securities	62	3	-	65
	$198,350	3,694	466	201,578

The fair value of held-to-maturity investment securities, consisting of non-taxable municipal securities, approximates amortized cost at March 31, 2010 and December 31, 2009.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 -  Investment Securities (continued)

Information concerning securities with gross unrealized losses at March 31, 2010, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	March 31, 2010
	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$10,564	20	-	-
U.S. Agency mortgage- backed securities	7,243	30	42	-
Municipal securities	2,941	33	435	5
	$20,748	83	477	5

The unrealized losses at March 31, 2010 are primarily due to increases in market interest rates.  Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Note 3 - Loans

Major classifications of loans at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31,	December 31,
	2010	2009

Commercial and industrial	$44,092	42,807
Commercial, secured by real estate	187,593	185,024
Residential real estate	191,771	193,293
Consumer	23,792	26,185
Agricultural	2,648	3,125
Other loans, including deposit overdrafts	9,441	9,422
	459,337	459,856
Deferred net origination costs	492	560
	459,829	460,416
Less allowance for loan losses	3,060	2,998
Loans, net	$456,769	457,418

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 – Loans (continued)

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance, beginning of year	$2,998	2,468

Provision for loan losses	208	98

Charge-offs	(205)	(197)
Recoveries	59	99
Net charge-offs	(146)	(98)

Balance, end of period	$3,060	2,468

Charge-offs for the three months ended March 31, 2010 and 2009 primarily consisted of consumer loans and checking and NOW account overdrafts.

Non-accrual, past-due, and restructured loans as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
	2010	2009

Non-accrual loans	$3,370	2,939
Past-due 90 days or more and still accruing	547	924
Restructured loans	7,120	7,173
Total	$11,037	11,036
Percent to total loans	2.40%	2.40%

Non-accrual loans at March 31, 2010 were $431,000 greater than at December 31, 2009 and loans past-due 90 days or more and still accruing decreased $377,000 primarily due to the reclassification of three loans to the same borrower from past-due 90 days or more and still accruing at December 31, 2009 to non-accrual at March 31, 2010.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 – Loans (continued)

The following is a summary of information pertaining to loans considered to be impaired at March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009

Impaired loans without a valuation allowance	$7,728	6,927
Impaired loans with a valuation allowance	3,225	3,249
Total impaired loans	10,953	10,176

Valuation allowance related to impaired loans	$944	858

Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets, which are included in “other assets” in the consolidated balance sheets, totaled approximately $2,554,000 at March 31, 2010, compared to $2,470,000 at December 31, 2009.  Other real estate owned increased primarily due to the transfer of a residential real estate property into this category during the first quarter 2010.

Loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at March 31, 2010 and December 31, 2009 were $57,196,000 and $57,369,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three months ended March 31, 2010 and 2009 totaled $1,600,000 and $10,034,000, respectively.  The decrease in the amount of mortgage loans sold is primarily due to an above average number of refinanced loans during the first quarter 2009 resulting from a general decline in market interest rates during that period.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 4 – Borrowings

Funds borrowed from the Federal Home Loan Bank of Cincinnati at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	Current
	Interest	March 31,	December 31,
	Rate	2010	2009

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$5,000	5,000
Advance due August 2012	1.99%	6,000	6,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	4,048	4,288
Advance due March 2019	2.82%	4,105	4,672
		$24,153	24,960

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $148 million and $149 million at March 31, 2010 and December 31, 2009, respectively.  Additionally, LCNB was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at December 31 are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
U.S. Treasury demand note	$601	-%	457	-%
Federal funds purchased	-	-%	7,000	0.50%
Line of credit	-	-%	3,173	1.00%
Repurchase agreements	4,507	0.40%	3,635	0.40%
	$5,108	0.35%	14,265	0.57%

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
	2010	2009

Commitments to extend credit:
Commercial loans	$3,830	10,020
Other loans:
Fixed rate	1,246	359
Adjustable rate	1,265	537
Unused lines of credit:
Fixed rate	4,144	4,168
Adjustable rate	70,787	69,974
Unused overdraft protection amounts on demand and NOW accounts	10,174	10,205
Standby letters of credit	7,096	7,273
	$98,542	102,536

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At March 31, 2010 and December 31, 2009, outstanding guarantees of approximately $1,566,000 and $1,744,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at March 31, 2010 and December 31, 2009 was approximately $5.5 million.  The agreement has a final maturity date of January 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 5 - Commitments and Contingent Liabilities (continued)

Commitments for capital expenditures outstanding as of March 31, 2010 totaled approximately $120,000.

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

Note 6 – Regulatory Capital

On January 9, 2009, LCNB received $13.4 million of new equity capital from the U.S. Department of the Treasury’s Capital Purchase Program (the “CPP”) established under the Emergency Economic Stabilization Act of 2008.  The investment by the Treasury Department was comprised of $13.4 million in preferred shares, with a warrant to purchase 217,063 common shares of LCNB at an exercise price of $9.26, with a term of ten years.  The preferred shares were scheduled to pay a dividend of 5% per year for the first five years and 9% thereafter.  Participation in the CPP was voluntary and participating institutions were required to comply with a number of restrictions and provisions, including, but not limited to, restrictions on compensation of certain executive officers and limitations on stock repurchase activities and dividend payments.

On October 21, 2009, LCNB entered into a repurchase agreement with the Treasury Department pursuant to which it redeemed all 13,400 shares of its preferred shares.  In connection with this redemption, LCNB paid approximately $13.5 million to the Treasury Department, which included the original investment amount of $13.4 million plus accrued and unpaid dividends of approximately $123,000.

LCNB did not repurchase the warrant issued to the Treasury Department as part of the CPP.  Pursuant to the terms of the repurchase agreement, the warrant has been cancelled and LCNB has issued a substitute warrant to the Treasury Department with the same terms as the original warrant, except that Section 13(H) of the original warrant, which related to the reduction of shares subject to the warrant in the event that LCNB raised $13.4 million in a qualified stock offering prior to December 31, 2009, has been removed.  The substitute warrant remains outstanding at March 31, 2010.

On April 20, 2010, LCNB obtained shareholder approval to increase the number of authorized common shares to 12,000,000.

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

	At	At
	March 31,	December 31,
	2010	2009

Regulatory Capital:
Shareholders' equity	$67,066	65,615
Goodwill and other intangibles	(6,479)	(6,507)
Accumulated other comprehensive income	(2,215)	(1,915)
Tier 1 risk-based capital	58,372	57,193

Eligible allowance for loan losses	3,060	2,998
Total risk-based capital	$61,432	60,191

Capital ratios:
Total risk-based (8% required)	13.01%	12.68%
Tier 1 risk-based (4% required)	12.36%	12.04%
Leverage (3% required)	7.95%	7.77%

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 7 – Employee Benefits

LCNB has a noncontributory defined benefit retirement plan that covers substantially all regular full-time employees hired before January 1, 2009.  Effective January 1, 2009, LCNB redesigned its noncontributory defined benefit retirement plan and merged its single-employer plan into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Accordingly, the assets and obligations of the single-employer plan were transferred to the multiple-employer plan in January 2009.  At that time, the pension plan related balance sheet accounts were adjusted resulting in an approximate $3.0 million increase in other comprehensive income and a $722,000 charge to non-interest expense in the consolidated statements of income.  Employees hired on or after January 1, 2009 are not eligible to participate in this plan.

Effective February 1, 2009, LCNB amended the plan to reduce benefits for those whose age plus vesting service equaled less than 65 at that date.  Also effective February 1, 2009, an enhanced Internal Revenue Code 401(k) plan (the “401(k) plan”) was made available to those hired on or after January 1, 2009 and to those who received benefit reductions from the amendments to the noncontributory defined benefit retirement plan.  Employees hired on or after January 1, 2009 receive a 50% employer match on their contributions into the 401(k) plan, up to a maximum LCNB contribution of 3% of each individual employee’s annual compensation.  Employees who received a benefit reduction under the retirement plan amendments receive an automatic contribution of 5% or 7% of annual compensation, depending on the sum of an employee’s age and vesting service, into the 401(k) plan, regardless of the contributions made by the employees.  This contribution is made annually and these employees do not receive any employer matches to their 401(k) contributions.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan charged to pension and other employee benefits in the consolidated statements of income for the three months ended March 31, 2010 and 2009 were $60,000 and $64,000, respectively.  Employer expense incurred in connection with the 401(k) plan during the three months ended March 31, 2010 and 2009 were $74,000 and $60,000 respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2010 are summarized as follows (000’s):

Service cost	$43
Interest cost	8
Amortization of unrecognized prior service cost	12
Net periodic pension cost	$63

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Stock Based Compensation

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights. The Plan provides for the issuance of up to 200,000 common shares.

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at March 31, 2010 were as follows:

	Outstanding		Exercisable
Expiration Date	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number Exercised

Feb 2013	11,056	$13.09	11,056	$13.09	-
Jan 2014	8,108	17.66	8,108	17.66	-
Jan 2016	7,934	18.95	6,347	18.95	-
Feb 2017	8,116	17.88	4,870	17.88	-
Feb 2018	13,918	12.55	5,567	12.55	-
Jan 2019	29,110	9.00	5,822	9.00	-
Feb 2020	20,798	11.50	-	11.50
	99,040	12.71	41,770	14.78	-

The following table summarizes stock option activity for the periods indicated:

	Three Months ended March 31,
	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, January 1,	78,242	$13.04	49,132	$15.43
Granted	20,798	11.50	29,110	9.00
Exercised	-	-	-	-
Outstanding, March 31,	99,040	12.71	78,242	13.04
Exercisable, March 31,	41,770	14.78	29,954	15.73

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at March 31, 2010 that were “in the money” (market price greater than exercise price) was $98,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $17,000.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Stock Based Compensation (continued)

The estimated weighted-average fair value of the options granted in the first quarter of 2010 and 2009 were $2.27 and $1.89 per option, respectively.  The fair value was estimated at the dates of grant using the Black-Scholes option-pricing model and the following assumptions:

	2010	2009
Risk-free interest rate	3.34%	3.49%
Average dividend yield	4.31%	4.04%
Volatility factor of the expected market
price of LCNB’s common stock	28.32%	27.54%
Average life in years	7.0	9.0

Total expense related to options included in salaries and wages in the consolidated statements of income for the three months ended March 31, 2010 and 2009 was $9,000 and $6,000, respectively.

A total of 2,511 restricted shares were granted in February 2010.  These shares will vest in November 2010.  Until they vest, they are restricted from sale, transfer, or assignment in accordance with the terms of the agreement under which they were issued.  Compensation cost for restricted stock grants are calculated using the fair value of LCNB’s common stock and the number of shares issued.  No restricted shares were granted prior to February 2010.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 9 - Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three months ended March 31, 2010 and 2009 (dollars in thousands, except share and per share data):

	For the Three Months
	Ended March 31,
	2010	2009

Net income available to common shareholders	$2,212	1,461

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,687,232

Add dilutive effect of:
Stock options	2,207	-
Restricted stock	1,060	-
Stock warrant	39,291	-
	42,558	-

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,729,790	6,687,232

Basic earnings per common share	$0.33	0.22
Diluted earnings per common share	$0.33	0.22

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10- Fair Value of Financial Instruments

The inputs to valuation techniques used to measure fair value are assigned to one of three broad levels:

•

Level 1 – quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the reporting date.

•

Level 2 – inputs other than quoted prices included within level 1 that are observable for the asset or liability either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets in active markets,  quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices (such as interest rates or yield curves) that are observable for the asset or liability, and inputs that are derived from or corroborated by observable market data.

•

Level 3 - inputs that are unobservable for the asset or liability.

The majority of LCNB’s debt securities are classified as available-for-sale. The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, approximately $547,000 is invested in a mutual fund.  LCNB uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because LCNB does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been measured using level 3 inputs.  Additionally, Dakin owns stock in an insurance company and LCNB Corp. owns trust preferred securities in various financial institutions. Market quotations (level 1) are used to determine fair value for these investments.  Dakin also owns stock in another insurance agency.  A market does not exist for the other insurance agency’s stock.  This stock is considered to have level 3 inputs.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10- Fair Value of Financial Instruments (continued)

The following table summarizes the valuation of LCNB’s available-for-sale securities by input levels as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Available-for-sale securities:
U.S. Treasury notes	$13,238	13,238	-	-
U.S. Agency notes	36,066	-	36,066	-
U.S. Agency mortgage- backed securities	46,805	-	46,805	-
Corporate securities	5,991	5,991	-	-
Municipal securities:
Non-taxable	72,525	-	72,525	-
Taxable	9,354	-	9,354	-
Other debt securities	547	-	-	547
Trust preferred securities	350	350	-	-
Equity securities	70	47	-	23
Totals	$184,946	19,626	164,750	570

December 31, 2009
Available-for-sale securities:
U.S. Treasury notes	$13,308	13,308	-	-
U.S. Agency notes	45,888	-	45,888	-
U.S. Agency mortgage- backed securities	49,624	-	49,624	-
Corporate securities	8,488	8,488	-	-
Municipal securities:
Non-taxable	74,022	-	74,022	-
Taxable	9,301	-	9,301	-
Other debt securities	538	-	-	538
Trust preferred securities	344	344	-	-
Equity securities	65	42	-	23
Totals	$201,578	22,182	178,835	561

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10- Fair Value of Financial Instruments (continued)

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the three months ended March 31, 2010 (in thousands):

	Total	Other Debt Securities	Equity Securities

Beginning balance	$561	538	23
Purchases	-	-	-
Dividends reinvested	5	5	-
Net change in unrealized gains (losses) included in other comprehensive income	4	4	-
Ending balance	$570	547	23

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10- Fair Value of Financial Instruments (continued)

The table below presents LCNB’s impaired loans, other real estate owned, and repossessed assets measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009 by the level in the fair value hierarchy within which those measurements fall (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Impaired loans	$2,281	-	83	2,198
Other real estate owned	2,513	-	2,513	-
Repossessed assets	41	-	-	41
Totals	$4,835	-	2,596	2,239

December 31, 2009
Impaired loans	$2,391	-	-	2,391
Other real estate owned	2,424	-	2,424	-
Repossessed assets	46	-	-	46
Totals	$4,861	-	2,424	2,437

Carrying amounts and estimated fair values of financial instruments as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$27,332	27,332	12,626	12,626
Securities available-for-sale	184,946	184,946	201,578	201,578
Securities held-to-maturity	13,887	13,887	13,030	13,030
Federal Reserve Bank and Federal Home Loan Bank stock	3,031	3,031	3,031	3,031
Loans, net	456,769	466,693	457,418	467,226

FINANCIAL LIABILITIES:
Deposits	631,179	633,762	624,179	627,536
Short-term borrowings	5,108	5,108	14,265	14,265
Long-term debt	24,153	25,392	24,960	26,266

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10- Fair Value of Financial Instruments (continued)

The fair value of off-balance-sheet financial instruments at March 31, 2010 and December 31, 2009 was not material.

Fair values of financial instruments are based on various assumptions, including the discount rate and estimates of future cash flows.  Therefore, the fair values presented may not represent amounts that could be realized in actual transactions.  In addition, because the required disclosures exclude certain financial instruments and all nonfinancial instruments, any aggregation of the fair value amounts presented would not represent the underlying value of LCNB.  The following methods and assumptions were used to estimate the fair value of certain financial instruments:

Cash and cash equivalents

The carrying amounts presented are deemed to approximate fair value.

Investment securities

Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and/or discounted cash flow analyses or other methods.  The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the respective redemptive provisions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 22, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

May 3, 2010

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

Results of Operations

LCNB’s net income available to common shareholders for the three months ended March 31, 2010 was $2,212,000 or $0.33 basic and diluted earnings per common share, compared to $1,461,000 or $0.22 basic and diluted earnings per common share for the three months ended March 31, 2009.  Affecting net income to common shareholders and earnings per common share was an increase in net interest income and a decrease in non-interest expense, offset by an increase in the provision for loan losses.  Negatively affecting net income available to common shareholders during 2009 were preferred stock dividends paid and related discount accretion recorded in connection with the preferred shares and warrant issued under the U.S. Department of the Treasury’s Capital Purchase Program (the “CPP”) on January 9, 2009. LCNB did not have these costs during 2010 because the preferred stock was redeemed from the U.S. Department of the Treasury in October 2009.

Net interest income increased during the three month period in 2010 compared to 2009 primarily because of growth in interest earning assets and a general decline in market interest rates.  Non-interest expense during the three month period in 2010 was less than the comparable period in 2009  because of the absence of a pension-related charge recognized by LCNB during the first quarter 2009.  This decrease was partially offset by increases in FDIC insurance expense and other smaller miscellaneous increases.

Current economic conditions have contributed to an increase in loan delinquencies, but LCNB’s loan portfolio continues to benefit from responsible underwriting and lending practices.  Net charge-offs for the first quarter of 2010 and 2009 totaled $146,000 and $98,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $3,917,000 or 0.85% of total loans at March 31, 2010, compared to $3,863,000 or 0.84% of total loans at December 31, 2009.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets totaled approximately $2,554,000 at March 31, 2010, compared to $2,470,000 at December 31, 2009.

Net Interest Income

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2010 and 2009, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

	Three Months Ended March 31,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$458,503	6,822	6.03%	$450,065	$6,876	6.20%
Federal funds sold and interest-bearing demand deposits	10,105	8	0.32%	19,184	12	0.25%
Federal Reserve Bank stock	940	-	-%	937	-	-%
Federal Home Loan Bank stock	2,091	24	4.65%	2,091	24	4.65%
Investment securities:
Taxable	118,537	931	3.19%	101,365	1,071	4.29%
Non-taxable (2)	86,068	1,224	5.77%	65,649	945	5.84%
Total interest-earning assets	676,244	9,009	5.40%	639,291	8,928	5.66%
Non-earning assets	70,885			54,929
Allowance for loan losses	(3,003)			(2,477)
Total assets	$744,126			$691,743

Interest-bearing deposits	$547,394	1,976	1.46%	515,996	2,621	2.06%
Short-term borrowings	8,000	9	0.46%	746	-	-%
Long-term debt	24,574	177	2.92%	12,167	107	3.57%
Total interest-bearing liabilities	579,968	2,162	1.51%	528,909	2,728	2.09%
Demand deposits	91,687			84,144
Other liabilities	5,356			3,893
Capital	67,115			74,797
Total liabilities and capital	$744,126			$691,743

Net interest rate spread (3)			3.89%			3.57%

Net interest income and net interest margin on a tax-equivalent basis (4)		6,847	4.11%		$6,200	3.93%

Ratio of interest-earning assets to interest-bearing liabilities	116.60%			120.87%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in tax-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2010 as compared to the same period in 2009.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	March 31,
	2010 vs. 2009
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$128	(182)	(54)
Federal funds sold and interest- bearing demand deposits	(7)	3	(4)
Investment securities:
Taxable	163	(303)	(140)
Nontaxable	291	(12)	279
Total interest income	575	(494)	81

Interest-bearing Liabilities:
Deposits	151	(796)	(645)
Short-term borrowings	-	9	9
Long-term debt	92	(22)	70
Total interest expense	243	(809)	(566)
Net interest income	$332	315	647

Net interest income on a tax-equivalent basis for the three months ended March 31, 2010 totaled $6,847,000, an increase of $647,000 from the comparable period in 2009.  Total tax-equivalent interest income increased $81,000 and total interest expense decreased $566,000.

The increase in total interest income was primarily due to a $37.0 million increase in average total earning assets, partially offset by a 26 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to a $37.6 million increase in average investment securities.  The decrease in the average rate earned reflects a general decrease in market rates.

The decrease in total interest expense was primarily due to a 58 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $51.1 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to a $31.4 million increase in average interest-bearing deposits and a $12.4 million increase in average long-term borrowings.  The decrease in the average rate paid also reflects a general decrease in market rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Provision and Allowance for Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended March 31, 2010 and 2009 was $208,000 and $98,000, respectively.  The increase in the provision reflects an increase in non-accrual and delinquent loans, the net charge-off trend, and current economic conditions.

Non-Interest Income

Total non-interest income for the first quarter 2010 was $53,000 greater than for the first quarter 2009. This increase is primarily due to a $53,000 increase in insurance agency income, a $77,000 increase in gains from sales of securities, and a $65,000 increase in check card income (included with service charges and fees).  These increases were partially offset by $107,000 decrease in gains from sales of mortgage loans and a $67,000 decrease in overdraft fees (included with service charges and fees).  Insurance agency income increased due to a $23,000 increase in contingency commissions and an increase in commission income reflecting the sales of new policies.  Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium.  As such, the amount received each year can vary significantly depending on loss experience.  Gains from the sale of mortgage loans decreased due to a lesser volume of loans sold during the first quarter 2010 as compared to the first quarter 2009.  A general decline in market interest rates created an increased demand for refinanced loans during 2009. Loans sold during the first quarter 2010 totaled $1,600,000 compared to $10.0 million of loan sales during the 2009 period.  The increase in check card income and the decrease in overdraft fees both reflect continuing historical trends.

Non-Interest Expense

Non-interest expense for the first quarter 2010 was $397,000 less than for the first quarter 2009 due to a $722,000 one-time pension plan related charge recognized during the first quarter 2009.  The remaining $325,000 increase was largely due to a $193,000 increase in FDIC insurance premium expense and other smaller miscellaneous increases.

During the first quarter 2009, LCNB redesigned its retirement program to provide competitive benefits to employees and provide more predictable and lower retirement plan costs over the long term.  Retirement plan changes include an enhanced 401(k) plan, reduced pension plan benefits for employees whose age and vesting service do not meet certain thresholds, and merging LCNB’s single-employer pension plan into a multiple-employer plan.  At the time the single-employer pension plan was merged into the multiple-employer plan, pension plan related balance sheet accounts were adjusted, resulting in an approximate $3.0 million after-tax increase in other comprehensive income and a $722,000 charge to non-interest expense ($477,000 on an after-tax basis).

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Income Taxes

LCNB’s effective tax rates for the three months ended March 31, 2010 and 2009 were 23.4% and 21.6%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt income from bank owned life insurance.

Financial Condition

Total assets at March 31, 2010 were $1.3 million less than at December 31, 2009.  The decrease in total assets is primarily due to the decrease of investment securities of $15.8 million, which was partially offset by an increase in cash and cash equivalents of $14.7 million.  Proceeds received from maturities and calls of investment securities were not replaced with new securities in order to build liquidity for anticipated future needs.

Net loans decreased $739,000 primarily due to a $2.4 million decrease in consumer loans and a $1.5 million decrease in residential real estate loans.  These decreases were largely offset by a total increase of $3.9 million in commercial real estate and commercial and industrial loans.  Consumer loans decreased due to weak demand for new loans and residential real estate loans decreased because the majority of loans originated during the first quarter were sold to the Federal Home Loan Mortgage Corporation.  Residential mortgage loan sales for the first quarter 2010 totaled $1.6 million.  In an effort to increase the volume of residential mortgage loans originated, management initiated a no closing costs special promotion in April 2010.

Total deposits were $7.0 million greater at March 31, 2010 than at December 31, 2009, primarily due to a $5.7 million increase in public fund deposits by local government entities.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.  LCNB believes that much of the increase during the first quarter was due to seasonal property and other tax receipts.  The remaining deposit growth resulted from increases in NOW, money fund deposit, and savings account product balances, while time deposits decreased by $2.3 million during this time period.  The deposit growth was used to reduce short-term borrowings, which decreased $9.2 million between March 31, 2010 and December 31, 2009.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  At March 31, 2010, LCNB’s liquid assets amounted to $212.3 million or 29.0% of total assets, a slight decrease from $214.2 million or 29.2% of total assets at December 31, 2009.

Liquidity is also provided by access to core funding sources, primarily core deposits in the bank’s market area.  Approximately 79.2% of total deposits at March 31, 2010 were core deposits, compared to 79.8% of deposits at December 31, 2009.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit equal to or greater than $100,000.

Secondary sources of liquidity include LCNB’s ability to sell loan participations, borrow funds from the Federal Home Loan Bank, purchase federal funds, issue repurchase agreements, or use a line of credit established with another bank.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down-300 basis points scenario to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2010 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$26,953	589	2.23%
Up 200	26,679	315	1.19%
Up 100	26,448	84	0.32%
Base	26,364	-	-%
Down 100	26,276	(88)	-0.33%
Down 200	26,321	(43)	-0.16%

IRSA shows the effect on NII during a one-year period only.  A long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at March 31, 2010 is shown below.  It shows a negative effect on the EVE for increases in interest rates and a positive effect for decreases in interest rates.  The changes in EVE are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$64,527	(14,474)	-18.32%
Up 200	69,417	(9,584)	-12.13%
Up 100	74,039	(4,962)	-6.28%
Base	79,001	-	-%
Down 100	83,505	4,504	5.70%
Down 200	88,256	9,255	11.72%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded, that as of March 31, 2010, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 4T.  Controls and Procedures

Not applicable; the registrant is an accelerated filer.

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

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. (Removed and Reserved).

Item 5. Other Information

Not Applicable

LCNB CORP. AND SUBSIDIARIES

Item 6.     Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of LCNB Corp., as amended.

3.2	Code of Regulations of LCNB Corp. – incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

4.1	Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009 – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 4.1.

4.2

Letter Agreement, dated as of January 9, 2009 between the Registrant and the U.S. Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 10.1.

4.3

Substitute Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009 - incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, Exhibit 4.3.

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

10.2

Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan – incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

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

10.6	Restricted Stock Grant Agreement, dated as of February 22, 2010, between the Registrant and Stephen P. Wilson.

LCNB CORP. AND SUBSIDIARIES

Item 6.     Exhibits (continued)

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 3, 2010

/s/ Stephen P. Wilson

Stephen P. Wilson, CEO &

Chairman of the Board of Directors

May 3, 2010

/s/ Robert C. Haines, II

Robert C. Haines, II, Executive Vice President

and Chief Financial Officer