Form 10-Q
period 2010-06-30
LCNB CORP
filed 2010-08-09
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

 (      )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  ___________________

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

                                                 [  ] Yes         [X] No

The number of shares outstanding of the issuer's common stock, without par value, as of August 9, 2010 was 6,687,232 shares.

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

26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of  Operations

27

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

36

Item 4.  Controls and Procedures

37

Item 4T. Controls and Procedures

37

PART II.  OTHER INFORMATION

38

Item 1.     Legal Proceedings

38

Item 1A.  Risk Factors

38

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

39

Item 3.     Defaults Upon Senior Securities

39

Item 4.     (Removed and Reserved)

39

Item 5.     Other Information

39

Item 6.     Exhibits

40

SIGNATURES

42

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Cash and due from banks	$36,673	12,626
Interest-bearing demand deposits	16,177	-
Total cash and cash equivalents	52,850	12,626

Investment securities:
Available-for-sale, at fair value	202,329	201,578
Held-to-maturity, at cost	13,705	13,030
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,030	3,031
Loans, net	456,572	457,418
Premises and equipment, net	15,651	15,722
Goodwill	5,915	5,915
Bank owned life insurance	13,950	14,122
Other assets	10,977	10,967
TOTAL ASSETS	$774,979	734,409

LIABILITIES:
Deposits –
Noninterest-bearing	$93,973	93,894
Interest-bearing	578,009	530,285
Total deposits	671,982	624,179
Short-term borrowings	3,469	14,265
Long-term debt	23,811	24,960
Accrued interest and other liabilities	5,722	5,390
TOTAL LIABILITIES	704,984	668,794

SHAREHOLDERS’ EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares,
none outstanding	-	-
Common shares – no par value, authorized 12,000,000 shares,
issued 7,445,514 shares at June 30, 2010 and December 31, 2009	11,068	11,068
Surplus	15,426	15,407
Retained earnings	51,786	48,962
Treasury shares at cost,
758,282 shares at June 30, 2010 and December 31, 2009	(11,737)	(11,737)
Accumulated other comprehensive income (loss), net of taxes	3,452	1,915
TOTAL SHAREHOLDERS’ EQUITY	69,995	65,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$774,979	734,409

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$6,787	6,820	13,609	13,696
Dividends on Federal Reserve Bank
and Federal Home Loan Bank stock	51	51	75	75
Interest on investment securities –
Taxable	883	1,062	1,814	2,133
Non-taxable	783	710	1,591	1,334
Other short-term investments	17	16	25	28
TOTAL INTEREST INCOME	8,521	8,659	17,114	17,266

INTEREST EXPENSE:
Interest on deposits	1,928	2,370	3,904	4,991
Interest on short-term borrowings	4	-	13	-
Interest on long-term debt	173	156	350	263
TOTAL INTEREST EXPENSE	2,105	2,526	4,267	5,254
NET INTEREST INCOME	6,416	6,133	12,847	12,012
PROVISION FOR LOAN LOSSES	511	208	719	306

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,905	5,925	12,128	11,706

NON-INTEREST INCOME:
Trust income	441	433	910	914
Service charges and fees	1,030	1,003	1,976	1,938
Net gain on sales of securities	51	-	128	-
Insurance agency income	423	392	842	758
Bank owned life insurance income	944	158	1,097	316
Gains from sales of mortgage loans	18	194	48	331
Other operating income	42	31	131	84
TOTAL NON-INTEREST INCOME	2,949	2,211	5,132	4,341

NON-INTEREST EXPENSE:
Salaries and wages	2,447	2,372	4,848	4,724
Pension and other employee benefits	601	614	1,232	1,276
Equipment expenses	225	243	434	487
Occupancy expense, net	441	380	965	862
State franchise tax	175	156	361	318
Marketing	132	128	211	241
Intangible amortization	27	27	54	55
FDIC insurance premiums	229	584	447	609
Write-off of pension asset	-	-	-	722
Other non-interest expense	1,263	1,263	2,508	2,390
TOTAL NON-INTEREST EXPENSE	5,540	5,767	11,060	11,684
INCOME BEFORE INCOME TAXES	3,314	2,369	6,200	4,363
PROVISION FOR INCOME TAXES	562	529	1,236	960
NET INCOME	2,752	1,840	4,964	3,403
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	-	206	-	308
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,752	1,634	4,964	3,095

Dividends declared per common share	$0.16	0.16	0.32	0.32

Earnings per common share:
Basic	$0.41	0.24	0.74	0.46
Diluted	0.41	0.24	0.74	0.46

Weighted average common shares outstanding:
Basic	6,687,232	6,687,232	6,687,232	6,687,232
Diluted	6,742,663	6,693,084	6,736,435	6,687,232

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Income	$2,752	1,840	4,964	3,403

Other comprehensive income:

Net unrealized gain on available-for-sale securities (net of taxes of $654 and $299 for the three months ended June 30, 2010 and 2009, respectively, and $835 and $246 for the six months ended June 30, 2010 and 2009, respectively)	1,270	587	1,621	485

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $18 and $44 for the three and six months ended June 30, 2010, respectively)	(33)	-	(84)	-

Reversal of pension plan unrecognized net loss (net of taxes of $1,564)	-	-	-	3,037

TOTAL COMPREHENSIVE INCOME	$3,989	2,427	6,501	6,925

The accompanying notes to consolidated financial statements are an integral part of these statements.

	LCNB CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	(Dollars in thousands, except per share amounts)
	(Unaudited)

							Accumulated
	Common						Other	Total
	Shares	Preferred	Common		Retained	Treasury	Comprehensive	Shareholders’
	Outstanding	Stock	Stock	Surplus	Earnings	Shares	Income (Loss)	Equity
Balance January 1, 2010	6,687,232	$-	11,068	15,407	48,962	(11,737)	1,915	65,615
Net income					4,964			4,964
Net unrealized gain on available-for-sale securities, net of tax and reclassification adjustment							1,537	1,537
Compensation expense relating to stock options				19				19
Common stock dividends, $0.32 per share					(2,140)			(2,140)
Balance June 30, 2010	6,687,232	-	11,068	15,426	51,786	(11,737)	3,452	69,995

Balance January 1, 2009	6,687,232		$11,068	14,792	46,584	(11,737)	(2,591)	58,116
Net income					3,403			3,403
Issuance of preferred stock and related warrants		12,817		583				13,400
Net unrealized gain on available-for-sale securities, net of tax							485	485
Reversal of pension plan unrecognized net loss, net of tax							3,037	3,037
Compensation expense relating to stock options				15				15
Preferred stock dividends and discount accretion		73			(308)			(235)
Common stock dividends, $0.32 per share					(2,139)			(2,139)
Balance June 30, 2009	6,687,232	$12,890	11,068	15,390	47,540	(11,737)	931	76,082

	The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,964	3,403
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization, and accretion	1,262	1,050
Provision for loan losses	719	306
Increase in cash surrender value of bank owned life insurance	(305)	(316)
Bank owned life insurance death benefits in excess of cash surrender value	(792)	-
Realized (gain) loss on sales of securities available-for-sale	(128)	-
Realized (gain) loss on sales of premises and equipment	13	(18)
Origination of mortgage loans for sale	(2,554)	(23,552)
Realized gains from sales of mortgage loans	(48)	(331)
Proceeds from sales of mortgage loans	2,575	23,650
Compensation expense related to stock options	19	15
Partial charge-off of other real estate owned	84	-
Increase (decrease) due to changes in assets and liabilities:
Income receivable	242	(342)
Other assets	(367)	(1,307)
Other liabilities	(458)	2,044
NET CASH FLOWS FROM OPERATING ACTIVITIES	5,226	4,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	11,657	-
Proceeds from maturities and calls of investment securities:
Available-for-sale	29,831	41,304
Held-to-maturity	1,840	191
Purchases of investment securities:
Available-for-sale	(40,328)	(91,848)
Held-to-maturity	(2,515)	(4,317)
Purchase of Federal Reserve Bank stock	-	(3)
Proceeds from redemption of Federal Reserve Bank stock	1	-
Net (increase) decrease in loans	(139)	(1,076)
Proceeds from bank owned life insurance death benefits	1,269	-
Proceeds from sale of repossessed assets	117	72
Purchases of premises and equipment	(469)	(941)
Proceeds from sales of premises and equipment	16	18
NET CASH FLOWS FROM INVESTING ACTIVITIES	1,280	(56,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	47,803	37,366
Net increase (decrease) in short-term borrowings	(10,796)	(1,119)
Proceeds from long-term debt	-	15,000
Principal payments on long-term debt	(1,149)	(344)
Proceeds from issuance of preferred stock	-	13,400
Cash dividends paid on common stock	(2,140)	(2,139)
Cash dividends paid on preferred stock	-	(235)
NET CASH FLOWS FROM FINANCING ACTIVITIES	33,718	61,929

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,224	9,931

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,626	18,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,850	27,951

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$4,313	5,366
Income taxes	1,761	900

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Investment securities transferred from available-for-sale to held-to-maturity	-	1,944
Transfer from loans to other real estate owned and repossessed assets	161	-

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

Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2009 Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$20,410	213	-	20,623
U.S. Agency notes	41,360	281	5	41,636
U.S. Agency mortgage-backed securities	42,747	1,844	-	44,591
Corporate securities	8,562	89	-	8,651
Municipal securities:
Non-taxable	69,631	2,709	11	72,329
Taxable	13,149	382	4	13,527
Other debt securities	551	10	-	561
Trust preferred securities	298	47	-	345
Equity securities	64	2	-	66
	$196,772	5,577	20	202,329

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$13,288	49	29	13,308
U.S. Agency notes	45,931	207	250	45,888
U.S. Agency mortgage-backed securities	48,650	1,093	119	49,624
Corporate securities	8,450	64	26	8,488
Municipal securities:
Non-taxable	72,002	2,056	36	74,022
Taxable	9,127	176	2	9,301
Other debt securities	542	-	4	538
Trust preferred securities	298	46	-	344
Equity securities	62	3	-	65
	$198,350	3,694	466	201,578

The fair value of held-to-maturity investment securities, consisting of taxable and non-taxable municipal securities, approximates amortized cost at June 30, 2010 and December 31, 2009.

Substantially all investment securities with gross unrealized losses at June 30, 2010 were in continuous loss positions of less than twelve months.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 2 - Investment Securities (continued)

The unrealized losses at June 30, 2010 are primarily due to increases in market interest rates.  Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Note 3 - Loans

Major classifications of loans at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Commercial and industrial	$37,767	42,807
Commercial, secured by real estate	193,311	185,024
Residential real estate	193,089	193,293
Consumer	22,442	26,185
Agricultural	3,206	3,125
Other loans, including deposit overdrafts	9,446	9,422
	459,261	459,856
Deferred net origination costs	461	560
	459,722	460,416
Less allowance for loan losses	3,150	2,998
Loans, net	$456,572	457,418

Changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Balance, beginning of period	$2,998	2,468
Provision for loan losses	719	306

Charge-offs	(682)	(393)
Recoveries	115	219
Net charge-offs	(567)	(174)

Balance, end of period	$3,150	2,600

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 - Loans (continued)

Charge-offs for the six months ended June 30, 2010 include charge-offs totaling $281,000 on two commercial and industrial loans to the same borrower, which ceased operations during the second quarter 2010.  The remaining charge-offs for the six months ended June 30, 2010 included $79,000 in residential real estate loan charge-offs and $314,000 of charge-offs related to consumer loans and checking and NOW account overdrafts.  Charge-offs for the six months ended June 30, 2009 consisted primarily of consumer loans and checking and NOW account overdrafts.

Non-accrual, past-due, and restructured loans as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Non-accrual loans	$4,228	2,939
Past-due 90 days or more and still accruing	72	924
Restructured loans	8,350	7,173
Total	$12,650	11,036
Percent to total loans	2.75%	2.40%

Non-accrual loans at June 30, 2010 were $1.3 million greater than at December 31, 2009 primarily due to the reclassification of loans that were previously included in the past-due 90 days or more and still accruing and restructured loan classifications at December 31, 2009.

The following is a summary of information pertaining to loans considered to be impaired at June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009

Impaired loans without a valuation allowance	$7,735	6,927
Impaired loans with a valuation allowance	4,548	3,249
Total impaired loans	12,283	10,176

Valuation allowance related to impaired loans	$968	858

Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets, which are included in “other assets” in the consolidated balance sheets, totaled approximately $2,470,000 at June 30, 2010 and December 31, 2009.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 3 - Loans (continued)

Loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at June 30, 2010 and December 31, 2009 were $56,639,000 and $57,369,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three and six months ended June 30, 2010 totaled $954,000 and $2,554,000, respectively, and $13,518,000 and $23,552,000 during the three and six months ended June 30, 2009, respectively.  The decrease in the amount of mortgage loans sold is primarily due to an above average number of refinanced loans during the first half of 2009 resulting from a general decline in market interest rates during that period.

Note 4 – Borrowings

Funds borrowed from the Federal Home Loan Bank of Cincinnati at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	Current
	Interest	June 30,	December 31,
	Rate	2010	2009

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$5,000	5,000
Advance due August 2012	1.99%	6,000	6,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	3,807	4,288
Advance due March 2019	2.82%	4,004	4,672
		$23,811	24,960

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $150 million and $149 million at June 30, 2010 and December 31, 2009, respectively.  Additionally, LCNB was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
U.S. Treasury demand note	$357	-%	457	-%
Federal funds purchased	-	-%	7,000	0.50%
Line of credit	-	-%	3,173	1.00%
Repurchase agreements	3,112	0.40%	3,635	0.40%
	$3,469	0.36%	14,265	0.57%

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

The Bounce Protection product is offered as a service and does not constitute a contract between the customer and LCNB.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Commitments to extend credit:
Commercial loans	$2,592	10,020
Other loans
Fixed rate	1,150	359
Adjustable rate	501	537
Unused lines of credit:
Fixed rate	3,386	4,168
Adjustable rate	75,581	69,974
Unused Bounce Protection amounts on
demand and NOW accounts	10,105	10,205
Standby letters of credit	7,114	7,273
	$100,429	102,536

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At June 30, 2010 and December 31, 2009, outstanding guarantees of approximately $1,584,000 and $1,744,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at June 30, 2010 and December 31, 2009 was approximately $5.5 million.  The agreement has a final maturity date of July 15, 2012.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Commitments for capital expenditures outstanding as of June 30, 2010 totaled approximately $720,000.

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

LCNB did not repurchase the warrant issued to the Treasury Department as part of the CPP.  Pursuant to the terms of the repurchase agreement, the warrant has been cancelled and LCNB has issued a substitute warrant to the Treasury Department with the same terms as the original warrant, except that Section 13(H) of the original warrant, which related to the reduction of shares subject to the warrant in the event that LCNB raised $13.4 million in a qualified stock offering prior to December 31, 2009, has been removed.  The substitute warrant remains outstanding at June 30, 2010.

On April 20, 2010, LCNB obtained shareholder approval to increase the number of authorized common shares from 8,000,000 to 12,000,000.

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 6 – Regulatory Capital (continued)

	At	At
	June 30,	December 31,
	2010	2009

Regulatory Capital:
Shareholders' equity	$69,995	65,615
Goodwill and other intangibles	(6,420)	(6,507)
Accumulated other comprehensive (income) loss	(3,483)	(1,915)
Tier 1 risk-based capital	60,092	57,193

Eligible allowance for loan losses	3,150	2,998
Total risk-based capital	$63,242	60,191

Capital ratios:
Total risk-based (required 8.00%)	13.31%	12.68%
Tier 1 risk-based (required 4.00%)	12.65%	12.04%
Leverage (required 3.00%)	8.03%	7.77%

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and six-month periods ended June 30, 2010 and 2009 were as follows (in thousands):

	For the Three Months		For the Six Months
		Ended June 30,	Ended June 30,
	2010	2009	2010	2009

Qualified noncontributory defined benefit retirement plan	$61	53	121	117

401(k) plan	79	52	153	112

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 7 – Employee Benefits (continued)

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2010 are summarized as follows (000’s):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Service cost	$44	87
Interest cost	8	16
Amortization of unrecognized prior service cost	12	24
Net periodic pension cost	$64	127

Note 8 - Stock Based Compensation

Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights. The Plan provides for the issuance of up to 200,000 common shares.

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at June 30, 2010 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price

$9.00 - $10.99	29,110	9.00	8.6	5,822	9.00
$11.00 - $12.99	34,716	11.92	8.8	5,567	12.55
$13.00 - $14.99	11,056	13.09	2.6	11,056	13.00
$17.00 - $18.99	24,158	18.16	5.3	19,325	18.14
	99,040	12.71	7.2	41,770	14.78

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 8 - Stock Based Compensation (continued)

The following table summarizes stock option activity for the periods indicated:

	Six Months ended June 30,
	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, January 1,	78,242	$13.04	49,132	$15.43
Granted	20,798	11.50	29,110	9.00
Exercised	-	-	-	-
Outstanding, June 30,	99,040	12.71	78,242	13.04
Exercisable, June 30,	41,770	14.78	29,954	15.73

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at June 30, 2010 that were “in the money” (market price greater than exercise price) was $85,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $16,000.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

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

Total expense related to options included in salaries and wages in the consolidated statements of income for the three and six months ended June 30, 2010 were $10,000 and $19,000, respectively, and $9,000 and $15,000 for the three and six months ended June 30, 2009, respectively.

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

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 9 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three and six months ended June 30, 2010 and 2009 (dollars in thousands, except share and per share data):

	For the Three Months		For the Six Months
		Ended June 30,	Ended June 30,
	2010	2009	2010	2009

Net income available to common shareholders	$2,752	1,634	4,964	3,095

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,687,232	6,687,232	6,687,232

Add dilutive effect of:
Stock options	3,403	-	2,817	-
Restricted stock	2,511	-	1,790	-
Stock warrant	49,517	5,852	44,596	-

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,742,663	6,693,084	6,736,435	6,687,232

Basic earnings per common share	$0.41	0.24	0.74	0.46

Diluted earnings per common share	$0.41	0.24	0.74	0.46

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

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, approximately $561,000 is invested in a mutual fund.  LCNB uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because LCNB does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been measured using level 3 inputs.  Additionally, Dakin owns stock in an insurance company and LCNB Corp. owns trust preferred securities in various financial institutions. Market quotations (level 1) are used to determine fair value for these investments.  Dakin also owns stock in another insurance agency.  A market does not exist for the other insurance agency’s stock.  This stock is considered to have level 3 inputs.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB’s available-for-sale securities by input levels as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Available-for-sale securities:
U.S. Treasury notes	$20,623	20,623	-	-
U.S. Agency notes	41,636	-	41,636	-
U.S. Agency mortgage- backed securities	44,591	-	44,591	-
Corporate securities	8,651	8,651	-	-
Municipal securities:
Non-taxable	72,329	-	72,329	-
Taxable	13,527	-	13,527	-
Other debt securities	561	-	-	561
Trust preferred securities	345	345	-	-
Equity securities	66	43	-	23
Totals	$202,329	29,662	172,083	584

December 31, 2009
Available-for-sale securities:
U.S. Treasury notes	$13,308	13,308	-	-
U.S. Agency notes	45,888	-	45,888	-
U.S. Agency mortgage- backed securities	49,624	-	49,624	-
Corporate securities	8,488	8,488	-	-
Municipal securities:
Non-taxable	74,022	-	74,022	-
Taxable	9,301	-	9,301	-
Other debt securities	538	-	-	538
Trust preferred securities	344	344	-	-
Equity securities	65	42	-	23
Totals	$201,578	22,182	178,835	561

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10- Fair Value of Financial Instruments (continued)

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the six months ended June 30, 2010 (in thousands):

	Total	Other Debt Securities	Equity Securities

Beginning balance	$561	538	23
Purchases	-	-	-
Dividends reinvested	9	9	-
Net change in unrealized gains (losses) included in other comprehensive income	14	14	-
Ending balance	$584	561	23

Assets that may be recorded at fair value on a nonrecurring basis include impaired loans, other real estate owned, and other repossessed assets.  A loan is considered impaired when management believes it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral dependent and if this value is less than the loan balance.  When the fair value of the collateral is based on an observable market price or current appraised value, the inputs are considered to be level 2.  When an appraised value is not available and there is not an observable market price, the inputs are considered to be level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10- Fair Value of Financial Instruments (continued)

The table below presents LCNB’s impaired loans, other real estate owned, and repossessed assets measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009 by the level in the fair value hierarchy within which the inputs for these measurements fall (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Impaired loans	$3,580	24	833	2,723
Other real estate owned	2,444	-	2,444	-
Repossessed assets	26	-	-	26
Totals	$6,050	24	3,277	2,749

December 31, 2009
Impaired loans	$2,391	-	-	2,391
Other real estate owned	2,424	-	2,424	-
Repossessed assets	46	-	-	46
Totals	$4,861	-	2,424	2,437

The fair value measurement for impaired loans using level 1 inputs was determined from a sales contract for the loan’s collateral real estate property.

Carrying amounts and estimated fair values of financial instruments as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$52,850	52,850	12,626	12,626
Securities available-for-sale	202,329	202,329	201,578	201,578
Securities held-to-maturity	13,705	13,705	13,030	13,030
Federal Reserve Bank and Federal Home Loan Bank stock	3,030	3,030	3,031	3,031
Loans, net	456,572	468,671	457,418	467,226

FINANCIAL LIABILITIES:
Deposits	671,982	674,788	624,179	627,536
Short-term borrowings	3,469	3,469	14,265	14,265
Long-term debt	23,811	25,002	24,960	26,266

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 10- Fair Value of Financial Instruments (continued)

The fair value of off-balance-sheet financial instruments at June 30, 2010 and December 31, 2009 was not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Continued)

Note 11 – Recent Accounting Pronouncements

Accounting Standards Update No. 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset,” was issued by the Financial Accounting Standards Board (the “FASB”) in April 2010.  This update applies to the modification of a loan or loans that are part of a pool that is accounted for in the aggregate under the terms of Accounting Standards Codification ("ASC") 310-30-15-6.  As a result of the amendments in the update, modifications of loans that are accounted for within a pool do not result in the removal of the modified loans from the pool, even if the modification is considered a troubled debt restructuring.  The amendments in the update are effective for modifications occurring in the first interim or annual period ending on or after July 15, 2010.   LCNB does not currently account for any loans on a pooled basis and does not anticipate that adoption of this update will have a material effect on its consolidated financial statements.

Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” was issued by the FASB in July 2010.  The update significantly expands required disclosures for an entity’s allowance for loan losses and the credit quality of its loan portfolio.  For public entities, enhanced disclosures as of the end of the reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010.  Enhanced disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

LCNB Corp. and subsidiaries

Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of June 30, 2010, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2010 and 2009, and the related consolidated statements of shareholders’ equity and cash flows for each of the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

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

August 9, 2010

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

Results of Operations

LCNB’s net income available to common shareholders was $2,752,000 or $0.41 basic and diluted earnings per common share and $4,964,000 or $0.74 basic and diluted earnings per common share for the three and six-month periods ended June 30, 2010, respectively.  Net income available to common shareholders was $1,634,000 or $0.24 basic and diluted earnings per common share and $3,095,000 or $0.46 basic and diluted earnings per common share for the comparable periods in 2009.  The increase in net income available to common shareholders and earnings per common share were primarily due to increases in net interest income and non-interest income and a decrease in non-interest expense.  In addition, preferred stock dividends paid and related discount accretion reduced net income available to common shareholders for the three and six months ended June 30, 2009 by $206,000 and $308,000, respectively.  LCNB did not have these costs during 2010 because the preferred stock was redeemed from the U.S. Department of the Treasury in October 2009.  These positive factors were partially offset by an increase in the provision for loan losses.

LCNB’s loan portfolio continues to benefit from responsible underwriting and lending practices.  Current economic conditions, however, have contributed to an increase in loan delinquencies.  Net charge-offs for the first half of 2010 and 2009 totaled $567,000 and $174,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $4,300,000 or 0.94% of total loans at June 30, 2010, compared to $3,863,000 or 0.84% of total loans at December 31, 2009.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets totaled approximately $2,470,000 at June 30, 2010 and December 31, 2009.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Net Interest Income

Three Months Ended June 30, 2010 vs. 2009.

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2010 and 2009, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$459,586	6,787	5.92%	$448,623	$6,820	6.10%
Interest-bearing demand deposits	8,273	17	0.82%	24,113	16	0.27%
Federal Reserve Bank stock	940	28	11.95%	940	28	11.95%
Federal Home Loan Bank stock	2,091	23	4.41%	2,091	23	4.41%
Investment securities:
Taxable	132,810	883	2.67%	104,339	1,062	4.08%
Non-taxable (2)	70,221	1,186	6.77%	76,111	1,076	5.67%
Total earnings assets	673,921	8,924	5.31%	656,217	9,025	5.52%
Non-earning assets	87,305			61,882
Allowance for loan losses	(3,017)			(2,507)
Total assets	$758,209			$715,592

Interest-bearing deposits	$560,295	1,928	1.38%	$529,517	2,370	1.80%
Short-term borrowings	5,256	4	0.31%	810	-	-%
Long-term debt	23,928	173	2.90%	19,771	156	3.16%
Total interest-bearing liabilities	589,479	2,105	1.43%	550,098	2,526	1.84%
Demand deposits	95,092			84,948
Other liabilities	5,137			3,967
Capital	68,501			76,579
Total liabilities and capital	$758,209			$715,592

Net interest rate spread (3)			3.88%			3.68%

Net interest income and net interest margin on a taxable- equivalent basis (4)		6,819	4.06%		$6,499	3.97%

Ratio of interest-earning assets to interest-bearing liabilities	114.32%			119.29%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2010 as compared to the same period in 2009.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30, 2010 vs. 2009
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$164	(197)	(33)
Interest-bearing demand deposits	(16)	17	1
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	-	-
Investment securities:
Taxable	246	(425)	(179)
Nontaxable	(88)	198	110
Total interest income	306	(407)	(101)

Interest-bearing Liabilities:
Deposits	131	(573)	(442)
Short-term borrowings	-	4	4
Long-term debt	31	(14)	17
Total interest expense	162	(583)	(421)
Net interest income	$144	176	320

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2010 totaled $6,819,000, an increase of $320,000 from the comparable period in 2009.  Total interest expense decreased $421,000, partially offset by a decrease in total interest income of $101,000.

The decrease in total interest income was due to a 21 basis point (one basis point equals 0.01%) decrease in the average rate earned on earning assets, partially offset by a $17.7 million increase in average earning assets.  The increase in interest earning assets was primarily due to a $22.6 million increase in average investment securities and to an $11.0 million increase in average loans.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The decrease in total interest expense was primarily due to a 41 basis point decrease in the average rate paid, partially offset by a $39.4 million increase in average interest-bearing liabilities.  The decrease in the average rate paid on interest-bearing liabilities was primarily due to general decreases in market interest rates.  The increase in average interest-bearing liabilities was due to a $30.8 million increase in average interest-bearing deposits, a $4.2 million increase in average long-term debt, and a $4.4 million increase in average short-term borrowings.  Average long-term debt increased due to additional borrowings from the Federal Home Loan Bank of Cincinnati during the first and third quarters of 2009.  Average short-term borrowings increased due to the introduction of a new repurchase agreement product during the fourth quarter 2009.

Six Months Ended June 30, 2010 vs. 2009.

The following table presents, for the six months ended June 30, 2010 and 2009, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Six Months Ended June 30,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$459,048	13,609	5.98%	$449,340	$13,696	6.15%
Interest-bearing demand deposits	9,184	25	0.55%	21,662	28	0.26%
Federal Reserve Bank stock	940	28	6.01%	939	28	6.01%
Federal Home Loan Bank stock	2,091	47	4.53%	2,091	47	4.53%
Investment securities:
Taxable	118,978	1,814	3.07%	102,860	2,133	4.18%
Non-taxable (2)	84,835	2,411	5.73%	70,909	2,021	5.75%
Total earnings assets	675,076	17,934	5.36%	647,801	17,953	5.59%
Non-earning assets	79,144			58,435
Allowance for loan losses	(3,010)			(2,492)
Total assets	$751,210			$703,744

Interest-bearing deposits	$553,880	3,904	1.42%	$522,794	4,991	1.93%
Short-term borrowings	6,645	13	0.39%	779	-	-%
Long-term debt	24,249	350	2.91%	15,990	263	3.32%
Total interest-bearing liabilities	584,774	4,267	1.47%	539,563	5,254	1.96%
Demand deposits	93,398			84,567
Other liabilities	5,226			3,921
Capital	67,812			75,693
Total liabilities and capital	$751,210			$703,744

Net interest rate spread (3)			3.89%			3.63%

Net interest income and net interest margin on a taxable- equivalent basis (4)		13,667	4.08%		$12,699	3.95%

Ratio of interest-earning assets to interest-bearing liabilities	115.44%			120.06%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2010 as compared to the same period in 2009.

	Six Months Ended
	June 30, 2010 vs. 2009
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$292	(379)	(87)
Interest-bearing demand deposits	(22)	19	(3)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	-	-
Investment securities:
Taxable	301	(620)	(319)
Nontaxable	396	(6)	390
Total interest income	967	(986)	(19)

Interest-bearing Liabilities:
Deposits	282	(1,369)	(1,087)
Short-term borrowings	-	13	13
Long-term debt	122	(35)	87
Total interest expense	404	(1,391)	(987)
Net interest income	$563	405	968

Net interest income on a fully tax-equivalent basis for the first half of 2010 totaled $13,667,000, a $968,000 increase from the first half of 2009.  Total interest expense decreased $987,000, slightly offset by a $19,000 decrease in total interest income.

The decrease in total interest income was due to a 23 basis point decrease in the average rate earned on earning assets, largely offset by a $27.3 million increase in average total earning assets.  The increase in average earning assets was due to a $30.0 million increase in average investment securities and a $9.7 million increase in average loans, partially offset by a $12.5 million decrease in average interest-bearing demand deposits.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

The decrease in total interest expense was due primarily to a 49 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $45.2 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was due to a $31.1 million increase in average interest-bearing deposits, an $8.2 million increase in average long-term debt, and a $5.9 million increase in average short-term borrowings.  Average long-term debt and average short-term borrowings increased for the same reasons described in the previous section.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended June 30, 2010 and 2009 was $511,000 and $208,000, respectively, and $719,000 and $306,000 for the six months ended June 30, 2010 and 2009, respectively.  The increase in the provision reflects an increase in non-accrual and delinquent loans, the net charge-off trend, and current economic conditions.

Non-Interest Income

Three Months Ended June 30, 2010 vs. 2009.

Non-interest income for the second quarter of 2010 was $738,000 greater than for the same period in 2009.  The increase was due to bank owned life insurance income, which increased $786,000 due to death benefits received.  Partially offsetting this increase was a $176,000 decrease in gains from sales of mortgage loans due to a decrease in the volume of loans sold.  Loans sold to the Federal Home Loan Mortgage Corporation during the three months ended June 30, 2010 totaled $954,000, compared to $13,518,000 in loan sales during the second quarter 2009.  The decrease in the amount of mortgage loans sold is primarily due to an above average number of refinanced loans during the 2009 period resulting from a general decline in market interest rates during that period.

Six Months Ended June 30, 2010 vs. 2009.

Non-interest income for the first half of 2010 was $791,000 greater than for the same period in 2009.  The increase was due to a $781,000 increase in bank owned life insurance income, partially offset by a $283,000 decrease in gains from sales of mortgage loans.  Bank owned life insurance income increased and gains from sales of mortgage loans decreased for the same reasons described in the previous section. Loan sales for the first half of 2010 totaled $2,554,000, compared to $23,552,000 of loans sold during the first half of 2009.

In addition, insurance agency income increased $84,000 due to a $23,000 increase in contingency commissions and an increase in commission income reflecting the sales of new policies.  Contingency commissions are profit-sharing arrangements on property and casualty policies between the originating agency and the underwriter and are generally based on underwriting results and written premium.  As such, the amount received each year can vary significantly depending on loss experience.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Non-Interest Expense

Three Months Ended June 30, 2010 vs. 2009.

Total non-interest expense decreased $227,000 during the second quarter 2010 as compared to the second quarter 2009 primarily due to the absence of an industry-wide FDIC special assessment of $325,000 that LCNB recognized during the second quarter 2009.  This decrease was partially offset by a $75,000 increase in salaries and wages and a $61,000 increase in occupancy expense.  Salaries and wages increased primarily due to annual salary and wage increases.  Occupancy expense increased partially due to the opening of the new South Lebanon office in June 2009.

Other non-interest expense was level, but the mix within this category changed.  Other real estate owned expense increased $134,000 due to $84,000 in asset write-downs, $31,000 in real estate tax payments, and increased maintenance costs due to the increased volume of other real estate owned.  This increase was offset by decreases in a variety of other accounts.

Six Months Ended June 30, 2010 vs. 2009.

Total non-interest expense decreased $624,000 during the first half of 2010 as compared to the first half of 2009 due to the absence of the industry-wide FDIC special assessment discussed in the previous section and the absence of a $722,000 one-time pension plan related charge recognized during the first quarter 2009.

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

These decreases were partially offset by a $124,000 increase in salaries and wages, a $103,000 increase in occupancy expense, and a $118,000 increase in other non-interest expense.  Salaries and wages and occupancy expense increased for substantially the same reasons described in the previous section.  The increase in other non-interest expense is primarily due to a $161,000 increase in other real estate owned expense for substantially the same reasons discussed in the previous section, partially offset by decreases in other accounts.

Income Taxes

LCNB’s effective tax rates for the six months ended June 30, 2010 and 2009 were 19.9% and 22.0%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Financial Condition

Total assets at June 30, 2010 were $40.6 million greater than at December 31, 2009.  The growth in total assets was primarily funded by a $47.8 million increase in total deposits.  Most of the deposit growth was placed in cash and cash equivalents, which was $40.2 million greater at June 30, 2010 than at December 31, 2009.  Another portion was used to pay down short-term borrowings, which was $10.8 million less at June 30, 2010 than at December 31, 2009.

Total deposits were greater at June 30, 2010 primarily due to a $31.4 million increase in public fund deposits by local government entities.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.  LCNB believes that much of the increase at June 30, 2010 was due to seasonal property and other tax receipts.  The remaining deposit growth resulted from increases in NOW, money fund deposit, and savings account product balances, while time deposits decreased by $6.0 million during this time period.

Net loans at June 30, 2010 were $846,000 less than at December 31, 2009.  Approximately $152,000 of the decrease was due to the increase in the allowance for loan losses.  Commercial and industrial loans decreased $5,040,000, consumer loans decreased $3,743,000, and residential real estate loans decreased $204,000.  These decreases were partially offset by an increase of $8.3 million in commercial real estate loans.  Residential real estate loans decreased primarily because many new loans originated were sold to FHLMC.  New residential real estate loans sold during the first half of 2010 totaled $2,554,000. Consumer loans decreased primarily due to weak demand.  Commercial real estate loans increased due to new originations, including refinancings of loans originally held by other lenders, and draws on construction projects.

The investment securities portfolio at June 30, 2010 was $1,426,000 greater than at December 31, 2009. Most of the growth was in U. S. Treasury notes, which increased $7,315,000 and taxable municipal securities, which increased $4,226,000.  These increases were largely offset by decreases in other investment categories, primarily U.S. Agency notes, U.S. Agency mortgage-backed securities, and non-taxable municipal securities.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations (continued)

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At June 30, 2010, LCNB’s liquid assets amounted to $255.2 million or 32.9% of total assets, an increase from $214.2 million or 29.2% of total assets at December 31, 2009.  Most of this growth was due to growth in cash and cash equivalents.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 76.5% of total deposits at June 30, 2010 were “core” deposits, compared to 79.8% of deposits at December 31, 2009.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

Recent Accounting Pronouncements

Accounting Standards Update No. 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset,” was issued by the Financial Accounting Standards Board (the “FASB”) in April 2010.  This update applies to the modification of a loan or loans that are part of a pool that is accounted for in the aggregate under the terms of Accounting Standards Codification ("ASC") 310-30-15-6.  As a result of the amendments in the update, modifications of loans that are accounted for within a pool do not result in the removal of the modified loans from the pool, even if the modification is considered a troubled debt restructuring.  The amendments in the update are effective for modifications occurring in the first interim or annual period ending on or after July 15, 2010.  LCNB does not currently account for any loans on a pooled basis and does not anticipate that adoption of this update will have a material effect on its consolidated financial statements.

Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” was issued by the FASB in July 2010.  The update significantly expands required disclosures for an entity’s allowance for loan losses and the credit quality of its loan portfolio.  For public entities, enhanced disclosures as of the end of the reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010.  Enhanced disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 300 basis points scenario to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2010 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$26,834	548	2.08%
Up 200	26,602	316	1.20%
Up 100	26,380	94	0.36%
Base	26,286	-	-%
Down 100	26,212	(74)	-0.28%
Down 200	26,235	(51)	-0.19%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2010 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$67,378	(16,234)	-19.42%
Up 200	73,618	(9,994)	-11.95%
Up 100	78,781	(4,831)	-5.78%
Base	83,612	-	-%
Down 100	88,013	4,401	5.26%
Down 200	92,757	9,145	10.94%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of June 30, 2010, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable; the registrant is an accelerated filer.

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 1.     Legal Proceedings

Not applicable

Item 1A.  Risk Factors

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law by President Barack Obama on July 21, 2010.  The Act includes provisions that will specifically affect financial institutions and other entities providing financial services and other corporate governance and compensation provisions that will affect most public companies.

The Act establishes a new independent regulatory body within the Federal Reserve System that will be known as the Bureau of Consumer Financial Protection (the “Bureau”).  The Bureau will assume responsibility for most consumer protection laws and will have broad authority, with certain exceptions, to regulate financial products offered by banks and non-banks.  The Bureau will have authority to supervise, examine, and take enforcement actions with respect to depository institutions with more than $10 billion in assets, non-bank mortgage industry participants, and other Bureau-designated non-bank providers of consumer financial services.  The primary regulator for depository institutions with $10 billion or less in assets will continue to have primary examination and enforcement authority for these institutions.  The regulations enforced, however, will be the regulations written by the Bureau.  The nature or impact of regulations to be written by the Bureau cannot be predicted at this time.

The Act directs federal bank regulators to develop new capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models.  The exact nature of the new capital requirements to be developed or their impact on LCNB cannot be predicted at this time.

The Act permanently raises the FDIC maximum deposit insurance amount to $250,000.  The maximum amount had been temporarily set at $250,000 beginning October 3, 2008 and effective until December 31, 2013, as extended, when it would have reverted back to $100,000.  The increase is retroactive to apply to any depositors of financial institutions for which the FDIC had been appointed as receiver or conservator between January 1 and October 3, 2008.  In addition, the Act places a floor on the FDIC’s reserve ratio at 1.35% of estimated insured deposits or the comparable percentage of the assessment base.  The higher insurance amount and reserve ratio floor will most likely impact future insurance premiums to be paid by LCNB and other insured depository institutions.

General corporate governance provisions included in the Act include expanded executive compensation disclosures that are included in the annual proxy statement, requiring non-binding shareholder advisory votes on executive compensation at annual meetings, enhanced independence requirements for compensation committee members and any advisors used by the compensation committee, and requiring the adoption of certain compensation policies including the recovery of executive compensation in the event of a financial statement restatement.

The Act contains many other provisions, the impact of which cannot be determined at this time.

LCNB CORP. AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the period of this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

During the period covered by this report, LCNB did not purchase any shares of its equity securities.

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     (Removed and Reserved)

Item 5.     Other Information

Not applicable

LCNB CORP. AND SUBSIDIARIES

Item 6.     Exhibits

Exhibit No.	Exhibit Description
3.1

Amended and Restated Articles of Incorporation of LCNB Corp., as amended – incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 3.1.

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

10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to Registrant’s Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).

10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan – incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

10.3

Letter Agreement, dated as of January 9, 2009 between the Registrant and the U.S. Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009, Exhibit 10.1.

10.4	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.

Exhibit No.	Exhibit Description

10.5

Repurchase Letter Agreement, dated as of October 21, 2009 between the Registrant and the U.S. Department of the Treasury – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2009, Exhibit 10.1.

10.6

Restricted Stock Grant Agreement, dated as of February 22, 2010, between the Registrant and Stephen P. Wilson – incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, Exhibit 10.6.

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

LCNB Corp.

August 9, 2010

/s/ Stephen P. Wilson_______________________

Stephen P. Wilson, Chief Executive Officer and

Chairman of the Board of Directors

August 9, 2010

/s/Robert C. Haines, II______________________

Robert C. Haines, II, Executive Vice President

and Chief Financial Officer