Form 10-Q
period 2010-09-30
LCNB CORP
filed 2010-11-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________  to  ______________

Commission File Number  000-26121

LCNB Corp.
(Exact name of registrant as specified in its charter)

Ohio	31-1626393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 North Broadway, Lebanon, Ohio   45036
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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of November 8, 2010 was 6,687,232 shares.

LCNB CORP. AND SUBSIDIARIES

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS:
Cash and due from banks	$21,003	12,626
Interest-bearing demand deposits	19,626	-
Total cash and cash equivalents	40,629	12,626
Investment securities:
Available-for-sale, at fair value	222,833	201,578
Held-to-maturity, at cost	12,479	13,030
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	3,030	3,031
Loans, net	456,104	457,418
Premises and equipment, net	15,827	15,722
Goodwill	5,915	5,915
Bank owned life insurance	14,098	14,122
Other assets	11,031	10,967
TOTAL ASSETS	$781,946	734,409

LIABILITIES:
Deposits –
Noninterest-bearing	$95,193	93,894
Interest-bearing	577,202	530,285
Total deposits	672,395	624,179
Short-term borrowings	6,797	14,265
Long-term debt	23,467	24,960
Accrued interest and other liabilities	6,997	5,390
TOTAL LIABILITIES	709,656	668,794

SHAREHOLDERS’ EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, None outstanding	-	-
Common shares – no par value, authorized 12,000,000 shares, issued 7,445,514 shares at September 30, 2010 and December 31, 2009	11,068	11,068
Surplus	15,437	15,407
Retained earnings	52,705	48,962
Treasury shares at cost, 758,282 shares at September 30, 2010 and December 31, 2009	(11,737)	(11,737)
Accumulated other comprehensive income (loss), net of taxes	4,817	1,915
TOTAL SHAREHOLDERS’ EQUITY	72,290	65,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$781,946	734,409

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$6,738	6,884	20,347	20,580
Dividends on Federal Reserve Bank and Federal Home Loan Bank stock	24	26	99	101
Interest on investment securities –
Taxable	913	1,050	2,727	3,183
Non-taxable	773	795	2,364	2,129
Other short-term investments	15	13	40	41
TOTAL INTEREST INCOME	8,463	8,768	25,577	26,034

INTEREST EXPENSE:
Interest on deposits	1,902	2,278	5,806	7,269
Interest on short-term borrowings	6	-	19	-
Interest on long-term debt	173	177	523	440
TOTAL INTEREST EXPENSE	2,081	2,455	6,348	7,709
NET INTEREST INCOME	6,382	6,313	19,229	18,325
PROVISION FOR LOAN LOSSES	268	664	987	970

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,114	5,649	18,242	17,355

NON-INTEREST INCOME:
Trust income	479	451	1,389	1,365
Service charges and fees	1,027	1,018	3,003	2,956
Net gain on sales of securities	48	60	176	60
Insurance agency income	378	402	1,220	1,160
Bank owned life insurance income	148	162	1,245	478
Gains from sales of mortgage loans	195	46	243	377
Other operating income	42	37	173	121
TOTAL NON-INTEREST INCOME	2,317	2,176	7,449	6,517

NON-INTEREST EXPENSE:
Salaries and wages	2,522	2,378	7,370	7,102
Pension and other employee benefits	614	503	1,846	1,779
Equipment expenses	227	262	661	749
Occupancy expense, net	456	418	1,421	1,280
State franchise tax	176	152	537	470
Marketing	124	112	335	353
Intangible amortization	27	28	81	83
FDIC insurance premiums	269	317	716	926
Write-off of pension asset	-	-	-	722
Other non-interest expense	1,447	1,024	3,955	3,414
TOTAL NON-INTEREST EXPENSE	5,862	5,194	16,922	16,878
INCOME BEFORE INCOME TAXES	2,569	2,631	8,769	6,994
PROVISION FOR INCOME TAXES	580	588	1,816	1,548
NET INCOME	1,989	2,043	6,953	5,446
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	-	206	-	514
NET INCOME AVAILABLE TOCOMMON SHAREHOLDERS	$1,989	1,837	6,953	4,932

Dividends declared per common share	$0.16	0.16	0.48	0.48

Earnings per common share:
Basic	$0.30	0.27	1.04	0.74
Diluted	0.30	0.27	1.03	0.74

Average common shares outstanding:
Basic	6,687,232	6,687,232	6,687,232	6,687,232
Diluted	6,740,884	6,707,746	6,737,965	6,693,032

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Income	$1,989	2,043	6,953	5,446

Other comprehensive income (loss):

Net unrealized gain on available-for-sale securities (net of taxes of $719 and $1,194 for the three months ended September 30, 2010 and 2009, respectively, and $1,554 and $1,440 for the nine months ended September 30, 2010 and 2009, respectively)	1,396	2,310	3,017	2,795

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $17 and $20 for the three months ended September 30, 2010 and 2009, respectively, and $61 and $20 for the nine months ended September 30, 2010 and 2009, respectively)	(31)	(40)	(115)	(40)

Reversal of pension plan unrecognized net loss (net of taxes of $1,564)	-	-	-	3,037

TOTAL COMPREHENSIVE INCOME	$3,354	4,313	9,855	11,238

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2010	6,687,232	$-	11,068	15,407	48,962	(11,737)	1,915	65,615
Net income					6,953			6,953
Net unrealized gain on available-for-sale securities, net of tax and reclassification adjustment							2,902	2,902
Compensation expense relating to stock options				30				30
Common stock dividends, $0.48 per share					(3,210)			(3,210)
Balance September 30, 2010	6,687,232	$-	11,068	15,437	52,705	(11,737)	4,817	72,290

Balance January 1, 2009	6,687,232	$-	11,068	14,792	46,584	(11,737)	(2,591)	58,116
Net income					5,446			5,446
Issuance of preferred stock and related warrants		12,817		583				13,400
Net unrealized gain on available-for-sale securities, net of tax and reclassification adjustment							2,755	2,755
Reversal of pension plan unrecognized net loss, net of tax							3,037	3,037
Compensation expense relating to stock options				23				23
Preferred stock dividends and discount accretion		112			(514)			(402)
Common stock dividends, $0.48 per share					(3,210)			(3,210)
Balance September 30, 2009	6,687,232	$12,929	11,068	15,398	48,306	(11,737)	3,201	79,165

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,953	5,446
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization, and accretion	2,007	1,734
Provision for loan losses	987	970
Increase in cash surrender value of bank owned life insurance	(453)	(478)
Bank owned life insurance death benefits in excess of cash surrender value	(792)	-
Realized (gain) loss on sales of securities available-for-sale	(176)	(60)
Realized (gain) loss on sale of premises and equipment	16	(17)
Origination of mortgage loans for sale	(12,512)	(26,033)
Realized gains from sales of mortgage loans	(243)	(377)
Proceeds from sales of mortgage loans	12,624	26,151
Compensation expense related to stock options	30	23
Write-down of other real estate owned	389	-
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(366)	(945)
Other assets	(81)	(1,139)
Other liabilities	111	2,414
NET CASH FLOWS FROM OPERATING ACTIVITIES	8,494	7,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale	12,591	210
Proceeds from maturities and calls of investment securities
Available-for-sale	46,839	46,421
Held-to-maturity	3,989	235
Purchases of investment securities
Available-for-sale	(77,025)	(110,212)
Held-to-maturity	(3,435)	(10,447)
Purchase of Federal Reserve Bank stock	-	(3)
Proceeds from redemption of Federal Reserve Bank stock	1	-
Net (increase) decrease in loans	1	(9,435)
Proceeds from bank owned life insurance death benefits	1,269	-
Proceeds from sale of repossessed assets	137	72
Purchases of premises and equipment	(919)	(1,263)
Proceeds from sales of premises and equipment	16	18
NET CASH FLOWS FROM INVESTING ACTIVITIES	(16,536)	(84,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	48,216	61,459
Net increase (decrease) in short-term borrowings	(7,468)	(1,889)
Proceeds from long-term debt	-	21,000
Principal payments on long-term debt	(1,493)	(691)
Proceeds from issuance of preferred stock	-	13,400
Cash dividends paid on common stock	(3,210)	(3,210)
Cash dividends paid on preferred stock	-	(402)
NET CASH FLOWS FROM FINANCING ACTIVITIES	36,045	89,667

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,003	12,952

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,626	18,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,629	30,972

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$6,385	7,813
Income taxes	2,331	1,560

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Investment securities transferred from available-for-sale to held-to-maturity	-	1,944
Transfer from loans to other real estate owned and repossessed assets	170	2,392

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

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

Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2009 Form 10-K filed with the SEC.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities
The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$20,308	355	-	20,663
U.S. Agency notes	55,675	472	2	56,145
U.S. Agency mortgage-backed securities	38,759	1,737	-	40,496
Corporate securities	9,546	118	-	9,664
Municipal securities:
Non-taxable	71,240	4,136	2	75,374
Taxable	18,262	733	6	18,989
Other debt securities	556	14	-	570
Trust preferred securities	549	62	1	610
Equity securities	313	13	4	322
	$215,208	7,640	15	222,833

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$13,288	49	29	13,308
U.S. Agency notes	45,931	207	250	45,888
U.S. Agency mortgage-backed securities	48,650	1,093	119	49,624
Corporate securities	8,450	64	26	8,488
Municipal securities:
Non-taxable	72,002	2,056	36	74,022
Taxable	9,127	176	2	9,301
Other debt securities	542	-	4	538
Trust preferred securities	298	46	-	344
Equity securities	62	3	-	65
	$198,350	3,694	466	201,578

The fair value of held-to-maturity investment securities, consisting of non-taxable and taxable municipal securities, approximates amortized cost at September 30, 2010 and December 31, 2009.

Substantially all investment securities with gross unrealized losses at September 30, 2010 were in continuous loss positions of less than twelve months.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)
Management has determined that the unrealized losses at September 30, 2010 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.  Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Note 3 - Loans
Major classifications of loans at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30,	December 31,
	2010	2009

Commercial and industrial	$35,853	42,807
Commercial, secured by real estate	193,422	185,024
Residential real estate	194,703	193,293
Consumer	21,384	26,185
Agricultural	3,191	3,125
Other loans, including deposit overdrafts	9,415	9,422
	457,968	459,856
Deferred net origination costs	426	560
	458,394	460,416
Less allowance for loan losses	2,290	2,998
Loans, net	$456,104	457,418

Loans sold to and serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at September 30, 2010 and December 31, 2009 were $63,106,000 and $57,369,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three and nine months ended September 30, 2010 totaled $9,958,000 and $12,512,000, respectively, and $2,481,000 and $26,033,000 during the three and nine months ended September 30, 2009, respectively.  The amount of mortgage loans sold during the third quarter 2010 and the nine-month period in 2009 is primarily due to an above average number of refinanced loans during those periods resulting from a general decline in market interest rates during the respective periods.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans (continued)
Changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Balance, beginning of period	$2,998	2,468
Provision for loan losses	987	970
Charge-offs	(1,863)	(910)
Recoveries	168	271
Balance, end of period	$2,290	2,799

Charge-offs for the nine months ended September 30, 2010 included a charge-off for one commercial real estate borrower totaling $684,000, charge-offs for two other commercial real estate borrowers totaling $228,000, and a charge-off on one commercial and industrial loan totaling $281,000.  Charge-offs for the nine months ended September 30, 2009 included charge-offs on three commercial real estate loans totaling $352,000.  The remaining charge-offs for both the 2010 and 2009 periods consisted primarily of residential second mortgage loans, consumer loans, and checking and NOW account overdrafts.

Non-accrual, past-due, and restructured loans as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Non-accrual loans	$3,071	2,939
Past-due 90 days or more and still accruing	174	924
Restructured loans	9,439	7,173
Total	$12,684	11,036
Percent to total loans	2.77%	2.40%

Loans past-due 90 days or more and still accruing interest at September 30, 2010 were approximately $750,000 less than the balance at December 31, 2009 largely due to the transfer of loans totaling $618,000 at December 31, 2009 from this classification to non-accrual loans during 2010.  Loans in this category at September 30, 2010 are primarily composed of consumer and residential mortgage loans.

The increase in restructured loans is due to two commercial real estate loans that were restructured during 2010, offset by the transfer of two loans totaling $1,001,000 at December 31, 2009 from restructured to non-accrual.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans (continued)
Non-accrual loans at September 30, 2010 were only $132,000 greater than at December 31, 2009, despite the transfer of loans into the non-accrual category described above.  This is primarily due to loan charge-offs recognized during 2010.

The following is a summary of information pertaining to loans considered to be impaired at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009

Impaired loans without a valuation allowance	$9,368	6,927
Impaired loans with a valuation allowance	2,824	3,249
Total impaired loans	$12,192	10,176

Valuation allowance related to impaired loans	$210	858

Note 4 – Other Real Estate Owned
Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned for the nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Balance, beginning of period	$2,424	39
Additions	104	2,385
Reductions due to valuation write downs	(389)	-
Balance, end of period	$2,139	2,424

Additions for the 2010 period consisted of one single family residential home.  Additions for the 2009 period consisted of two commercial real estate properties.  Other real estate owned at September 30, 2010 consisted of two commercial properties and two single-family residential homes.  Other real estate owned at September 30, 2009 consisted of two commercial properties and one single-family residential home.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Borrowings
Funds borrowed from the Federal Home Loan Bank of Cincinnati at September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	Current Interest Rate	September 30, 2010	December 31, 2009

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$5,000	5,000
Advance due August 2012	1.99%	6,000	6,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	3,564	4,288
Advance due March 2019	2.82%	3,903	4,672
		$23,467	24,960

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $151 million and $149 million at September 30, 2010 and December 31, 2009, respectively.  Additionally, LCNB was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
U.S. Treasury demand note	$306	-%	$457	-%
Federal funds purchased	-	-%	7,000	0.50%
Line of credit	-	-%	3,173	1.00%
Repurchase agreements	6,491	0.40%	3,635	0.40%
	$6,797	0.38%	$14,265	0.57%

Index

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Commitments to extend credit:
Commercial loans	$9,797	10,020
Other loans
Fixed rate	3,715	359
Adjustable rate	322	537
Unused lines of credit:
Fixed rate	2,649	4,168
Adjustable rate	69,018	69,974
Unused overdraft protection amounts on demand and NOW accounts	10,062	10,205
Standby letters of credit	6,976	7,273
	$102,539	102,536

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Commitments and Contingent Liabilities (continued)
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At September 30, 2010 and December 31, 2009, outstanding guarantees of approximately $1,446,000 and $1,744,000, respectively, were issued to various types of businesses.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at September 30, 2010 and December 31, 2009 was approximately $5.5 million.  The agreement has a final maturity date of July 15, 2012.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include stocks, bonds, depository accounts, property, plant and equipment, residential realty, and income-producing commercial properties.

Commitments for capital expenditures outstanding as of September 30, 2010 totaled approximately $410,000.

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

Note 7 – Regulatory Capital
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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Regulatory Capital (continued)
LCNB did not repurchase the warrant issued to the Treasury Department as part of the CPP.  Pursuant to the terms of the repurchase agreement, the warrant has been cancelled and LCNB has issued a substitute warrant to the Treasury Department with the same terms as the original warrant, except that Section 13(H) of the original warrant, which related to the reduction of shares subject to the warrant in the event that LCNB raised $13.4 million in a qualified stock offering prior to December 31, 2009, has been removed.  The substitute warrant remains outstanding at September 30, 2010.

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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Regulatory Capital (continued)
A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	At	At
	September 30,	December 31,
	2010	2009

Regulatory Capital:
Shareholders' equity	$72,290	65,615
Goodwill and other intangibles	(6,431)	(6,507)
Accumulated other comprehensive (income) loss	(4,817)	(1,915)
Tier 1 risk-based capital	61,042	57,193

Eligible allowance for loan losses	2,290	2,998
Total risk-based capital	$63,332	60,191

Capital ratios:
Total risk-based (required 8.00%)	13.31%	12.68%
Tier 1 risk-based (required 4.00%)	12.82%	12.04%
Leverage (required 3.00%)	7.99%	7.77%

Index

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and nine-month periods ended September 30, 2010 and 2009 were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Qualified noncontributory defined benefit retirement plan	$71	7	192	124

401(k) plan	76	58	229	170

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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Employee Benefits (continued)
The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2010 are summarized as follows (in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Service cost	$44	131
Interest cost	8	24
Amortization of unrecognized prior service cost	12	36
Amortization of unrecognized net gain	(1)	(1)
Net periodic pension cost	$63	190

Note 9 - Stock Based Compensation
Under the Ownership Incentive Plan (the "Plan"), LCNB may grant stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights. The Plan provides for the issuance of up to 200,000 common shares.

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at September 30, 2010 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price

$9.00 - $10.99	29,110	9.00	8.3	5,822	9.00
$11.00 - $12.99	34,716	11.92	8.6	5,567	12.55
$13.00 - $14.99	11,056	13.09	2.3	11,056	13.00
$17.00 - $18.99	24,158	18.16	5.0	19,325	18.14
	99,040	12.71	6.9	41,770	14.78

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 - Stock Based Compensation (continued)
The following table summarizes stock option activity for the periods indicated:

	Nine Months ended September 30,
	2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, January 1,	78,242	$13.04	49,132	$15.43
Granted	20,798	11.50	29,110	9.00
Exercised	-	-	-	-
Outstanding, September 30,	99,040	$12.71	78,242	$13.04
Exercisable, September 30,	41,770	$14.78	29,954	$15.73

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at September 30, 2010 that were “in the money” (market price greater than exercise price) was $83,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $16,000.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

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

Total expense related to options included in salaries and wages in the consolidated statements of income for the three and nine months ended September 30, 2010 were $11,000 and $30,000, respectively, and $9,000 and $23,000 for the three and nine months ended September 30, 2009, respectively.

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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 - Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands, except share and per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income available to common shareholders	$1,989	1,837	6,953	4,932

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,232	6,687,232	6,687,232	6,687,232

Add dilutive effect of:
Stock options	3,435	-	3,029	567
Restricted stock	2,511	-	2,033	-
Stock warrant	47,706	20,514	45,671	5,233

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,740,884	6,707,746	6,737,965	6,693,032

Basic earnings per common share	$0.30	0.27	1.04	0.74

Diluted earnings per common share	$0.30	0.27	1.03	0.74

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 - Fair Value of Financial Instruments
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

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, approximately $570,000 is invested in a mutual fund.  LCNB uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because LCNB does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been measured using level 3 inputs.  Additionally, Dakin owns stock in an insurance company and LCNB Corp. owns trust preferred securities in various financial institutions and purchased a small portfolio of stock in non-financial companies during the third quarter 2010.  Market quotations (level 1) are used to determine fair value for these investments.  Dakin also owns stock in another insurance agency.  A market does not exist for the other insurance agency’s stock.  This stock is considered to have level 3 inputs.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 - Fair Value of Financial Instruments (continued)
The following table summarizes the valuation of LCNB’s available-for-sale securities by input levels as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Available-for-sale securities:
U.S. Treasury notes	$20,663	20,663	-	-
U.S. Agency notes	56,145	-	56,145	-
U.S. Agency mortgage- backed securities	40,496	-	40,496	-
Corporate securities	9,664	9,664	-	-
Municipal securities:
Non-taxable	75,374	-	75,374	-
Taxable	18,989	-	18,989	-
Other debt securities	570	-	-	570
Trust preferred securities	610	610	-	-
Equity securities	322	299	-	23
Totals	$222,833	31,236	191,004	593

December 31, 2009
Available-for-sale securities:
U.S. Treasury notes	$13,308	13,308	-	-
U.S. Agency notes	45,888	-	45,888	-
U.S. Agency mortgage- backed securities	49,624	-	49,624	-
Corporate securities	8,488	8,488	-	-
Municipal securities:
Non-taxable	74,022	-	74,022	-
Taxable	9,301	-	9,301	-
Other debt securities	538	-	-	538
Trust preferred securities	344	344	-	-
Equity securities	65	42	-	23
Totals	$201,578	22,182	178,835	561

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the nine months ended September 30, 2010 (in thousands):

	Total	Other Debt Securities	Equity Securities

Beginning balance	$561	538	23
Purchases	-	-	-
Dividends reinvested	14	14	-
Net change in unrealized gains (losses) included in other comprehensive income	18	18	-
Ending balance	$593	570	23

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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 - Fair Value of Financial Instruments (continued)
The following table summarizes the valuation of LCNB’s assets measured on a nonrecurring basis by the input levels defined by the fair value hierarchy as of September 30, 2010 and December 31, 2009 (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Impaired loans	$2,614	-	331	2,283
Other real estate owned	2,139	51	2,088	-
Repossessed assets	19	-	-	19
Totals	$4,772	51	2,419	2,302

December 31, 2009
Impaired loans	$2,391	-	-	2,391
Other real estate owned	2,424	-	2,424	-
Repossessed assets	46	-	-	46
Totals	$4,861	-	2,424	2,437

The other real estate owned portion classified as level 1 is based on an accepted purchase offer received on one of the single-family residential homes.  This sale closed in October 2010.

Carrying amounts and estimated fair values of financial instruments as of September 30, 2010 and December 31, 2009 were as follows (000’s):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$40,629	40,629	12,626	12,626
Securities available-for-sale	222,833	222,833	201,578	201,578
Securities held-to-maturity	12,479	12,479	13,030	13,030
Federal Reserve Bank and Federal Home Loan Bank stock	3,030	3,030	3,031	3,031
Loans, net	456,104	467,533	457,418	467,226

FINANCIAL LIABILITIES:
Deposits	672,395	675,337	624,179	627,536
Short-term borrowings	6,797	6,797	14,265	14,265
Long-term debt	23,467	24,610	24,960	26,266

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 - Fair Value of Financial Instruments (continued)
The fair value of off-balance-sheet financial instruments at September 30, 2010 and December 31, 2009 was not material.

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

Index

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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of September 30, 2010, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2010 and 2009, and the related consolidated statements of shareholders’ equity and cash flows for each of the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

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
November 8, 2010

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words and their derivatives such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of LCNB and its management about future events.   Factors that could influence the accuracy of such forward looking statements include, but are not limited to, regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, general economic conditions and other risks.  Such forward-looking statements represent management's judgment as of the current date.  Actual strategies and results in future time periods may differ materially from those currently expected.  LCNB disclaims, however, any intent or obligation to update such forward-looking statements.  LCNB intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations
LCNB’s net income available to common shareholders was $1,989,000 or $0.30 basic and diluted earnings per common share and $6,953,000 or $1.04 basic earnings per share and $1.03 diluted earnings per common share for the three and nine-month periods ended September 30, 2010, respectively.  Net income available to common shareholders was $1,837,000 or $0.27 basic and diluted earnings per common share and $4,932,000 or $0.74 basic and diluted earnings per common share for the comparable periods in 2009.  The increase in net income available to common shareholders for the nine-month comparative period resulted primarily from increases in net interest income and non-interest income.  In addition, preferred stock dividends and discount accretion reduced net income available to common shareholders for the nine months ended September 30, 2009 by $514,000.  LCNB did not have these costs during 2010 because the preferred stock was redeemed from the U.S. Department of the Treasury in October 2009.  The increase in net income available to common shareholders for the three-month comparative period resulted primarily from a decrease in the provision for loan losses, the absence of $206,000 of preferred stock dividends and discount accretion recognized during the 2009 period,  and increases in net interest income and non-interest income.

Net interest income for the three and nine months ended September 30, 2010 increased $69,000 and $904,000, respectively, over the comparative periods in 2009 primarily due to growth in interest-earning assets and a reduction in general market rates.  Non-interest income for the three and nine-month periods in 2010 was $141,000 and $932,000 greater than the comparative periods in 2009.   The three-month period was greater primarily due to an increase in gains from sales of mortgage loans resulting from a greater volume of sales during the 2010 period.  The nine-month period was greater primarily due to death benefits received from bank owned life insurance during the second quarter 2010 and an increase in gains from sales of investment securities.

Net loan charge-offs for the first nine months of 2010 and 2009 totaled $1,695,000 and $639,000, respectively.  The increase in charge-offs was related to certain commercial loans.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $3,245,000 or 0.71% of total loans at September 30, 2010, compared to $3,863,000 or 0.84% of total loans at December 31, 2009.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets totaled approximately $2,157,000 at September 30, 2010 and $2,470,000 at December 31, 2009.  The reduction was primarily due to valuation write-downs.

Net Interest Income

Three Months Ended September 30, 2010 vs. 2009.
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2010 and 2009, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)

Loans (1)	$458,952	6,738	5.82%	$457,372	$6,884	5.97%
Interest- bearing demand deposits	25,698	15	0.23%	20,014	13	0.26%
Federal Reserve Bank stock	939	-	-%	940	-	-%
Federal Home Loan Bank stock	2,091	24	4.55%	2,091	26	4.93%
Investment securities:
Taxable	138,480	913	2.62%	112,375	1,050	3.71%
Non-taxable (2)	85,871	1,171	5.41%	86,662	1,205	5.52%
Total earnings assets	712,031	8,861	4.94%	679,454	9,178	5.36%
Non-earning assets	68,050			64,019
Allowance for loan losses	(3,017)			(2,678)
Total assets	$777,064			$740,795

Interest-bearing deposits	$574,853	1,902	1.31%	$548,512	2,278	1.65%
Short-term borrowings	6,379	6	0.37%	599	-	-%
Long-term debt	23,584	173	2.91%	23,929	177	2.93%
Total interest-bearing liabilities	604,816	2,081	1.37%	573,040	2,455	1.70%
Demand deposits	94,094			84,927
Other liabilities	6,527			5,342
Capital	71,627			77,486
Total liabilities and capital	$777,064			$740,795

Net interest rate spread (3)			3.57%			3.66%

Net interest income and net interest margin on a taxable-equivalent basis (4)		6,780	3.78%		$6,723	3.93%

Ratio of interest-earning assets to interest-bearing liabilities	117.73%			118.57%

(1)	Includes nonaccrual loans, if any.
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

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2010 as compared to the same period in 2009.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2010 vs. 2009 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$24	(170)	(146)
Interest-bearing demand deposits	3	(1)	2
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	(2)	(2)
Investment securities:
Taxable	212	(349)	(137)
Nontaxable	(11)	(23)	(34)
Total interest income	228	(545)	(317)

Interest-bearing Liabilities:
Deposits	105	(481)	(376)
Short-term borrowings	-	6	6
Long-term debt	(3)	(1)	(4)
Total interest expense	102	(476)	(374)
Net interest income	$126	(69)	57

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2010 totaled $6,780,000, an increase of $57,000 from the comparable period in 2009.  Total interest expense decreased $374,000, partially offset by a $317,000 decrease in interest income.

The decrease in total interest income was due to a 42 basis point (one basis point equals 0.01%) decrease in the average rate earned on earning assets, partially offset by a $32.6 million increase in average earning assets.  The increase in interest earning assets was primarily due to a $25.3 million increase in average investment securities and a $5.7 million increase in interest-bearing demand deposits.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was primarily due to a 33 basis point decrease in the average rate paid, partially offset by a $31.8 million increase in average interest-bearing liabilities.  The decrease in the average rate paid on interest-bearing liabilities was primarily due to general decreases in market interest rates.  The increase in average interest-bearing liabilities was due to a $26.3 million increase in average interest-bearing deposits and to a $5.8 million increase in average short-term borrowings.  Average short-term borrowings increased due to the introduction of a new repurchase agreement product during the fourth quarter 2009.

Nine Months Ended September 30, 2010 vs. 2009.
The following table presents, for the nine months ended September 30, 2010 and 2009, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)

Loans (1)	$459,015	20,347	5.93%	$452,047	$20,580	6.09%
Interest-bearing demand deposits	22,649	40	0.24%	21,107	41	0.26%
Federal Reserve Bank stock	939	28	3.99%	939	28	3.99%
Federal Home Loan Bank stock	2,091	71	4.54%	2,091	73	4.67%
Investment securities:
Taxable	125,551	2,727	2.90%	106,067	3,183	4.01%
Non-taxable (2)	85,184	3,582	5.62%	76,217	3,226	5.66%
Total earnings assets	695,429	26,795	5.15%	658,468	27,131	5.51%
Non-earning assets	67,471			60,313
Allowance for loan losses	(3,013)			(2,555)
Total assets	$759,887			$716,226

Interest-bearing deposits	$560,948	5,806	1.38%	$531,461	7,269	1.83%
Short-term borrowings	6,558	19	0.39%	718	-	-%
Long-term debt	24,025	523	2.91%	18,665	440	3.15%
Total interest-bearing liabilities	591,531	6,348	1.43%	550,844	7,709	1.87%
Demand deposits	93,633			84,672
Other liabilities	5,625			4,413
Capital	69,098			76,297
Total liabilities and capital	$759,887			$716,226

Net interest rate spread (3)			3.72%			3.64%

Net interest income and net interest margin on a taxable-equivalent basis (4)		20,447	3.93%		$19,422	3.94%

Ratio of interest-earning assets to interest-bearing liabilities	117.56%			119.54%

(1)	Includes nonaccrual loans, if any. Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.
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

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2010 as compared to the same period in 2009.

	Nine Months Ended September 30, 2010 vs. 2009 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$314	(547)	(233)
Interest-bearing demand deposits	3	(4)	(1)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	(2)	(2)
Investment securities:
Taxable	520	(976)	(456)
Nontaxable	377	(21)	356
Total interest income	1,214	(1,550)	(336)

Interest-bearing Liabilities:
Deposits	385	(1,848)	(1,463)
Short-term borrowings	-	19	19
Long-term debt	119	(36)	83
Total interest expense	504	(1,865)	(1,361)
Net interest income	$710	315	1,025

Net interest income on a fully tax-equivalent basis for the first nine months of 2010 totaled $20,447,000, a $1,025,000 increase from the first nine months of 2009.  Total interest expense decreased $1,361,000, partially offset by a $336,000 decrease in total interest income.

The decrease in total interest income was primarily due to a 36 basis point decrease in the average rate earned on earning assets, partially offset by a $37.0 million increase in average total earning assets.  The increase in average earning assets was primarily due to a $28.5 million increase in average investment securities and a $7.0 million increase in average loans.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was due primarily to a 44 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $40.7 million increase in average interest-bearing liabilities.  The decrease in the average rate paid on interest-bearing liabilities was primarily due to general decreases in market interest rates.  The increase in average interest-bearing liabilities was due to a $29.5 million increase in average interest-bearing deposits, a $5.8 million increase in average short-term borrowings, and a $5.4 million increase in average long-term debt.  Average short-term borrowings increased due to the introduction of a new repurchase agreement product during the fourth quarter 2009.   Average long-term debt increased due to additional borrowings from the Federal Home Loan Bank of Cincinnati during the first and third quarters of 2009.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended September 30, 2010 and 2009 was $268,000 and $664,000, respectively, and $987,000 and $970,000 for the nine months ended September 30, 2010 and 2009, respectively.

Charge-offs for the 2010 period included a charge-off for one commercial real estate borrower totaling $684,000, charge-offs for two other commercial real estate borrowers totaling $228,000, and a charge-off on one commercial and industrial loan totaling $281,000.  Charge-offs for the 2009 period included charge-offs on three commercial real estate loans totaling $352,000.  The allowance for loan losses at September 30, 2010 was $509,000 less than at December 31, 2009 because a substantial portion of the 2010 charge-offs described above had previously been provided for and included in the allowance.

Non -Interest Income

Three Months Ended September 30, 2010 vs. 2009.
Non-interest income for the third quarter of 2010 was $141,000 more than for the same period in 2009 primarily due to a $149,000 increase in gains from sales of mortgage loans.  Gains from sales of mortgage loans increased due to a higher volume of sales to the Federal Home Loan Mortgage Corporation during the 2010 period.  Loan sales during the third quarter 2010 totaled $9,958,000 compared to $2,481,000 in sales during the third quarter 2009.    The increase in the amount of mortgage loans sold is primarily due to an increase in the number of loans being refinanced, reflecting historically low market interest rates for residential mortgage loans during the third quarter 2010.

Nine Months Ended September 30, 2010 vs. 2009.
Non-interest income for the first nine months of 2010 was $932,000 greater than for the same period in 2009 primarily due to a $767,000 increase in bank owned life insurance income and a $116,000 increase in net gains from sales of securities.  The increase in bank owned life insurance income was due to death benefits received during the second quarter 2010.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Despite the increase in gains from sales of mortgage loans during the third quarter 2010, total gains from sales for the nine months ended September 30, 2010 was $134,000 less than for the comparable period in 2009.  Loan sales for the first nine months of 2010 totaled $12,512,000, compared to $26,033,000 of loan sales for the first nine months of 2009.

Non-Interest Expense

Three Months Ended September 30, 2010 vs. 2009.
Total non-interest expense increased $668,000 during the third quarter 2010 as compared to the third quarter 2009 primarily due to write-downs in other real estate owned properties totaling $305,000, a $144,000 increase in salaries and wages, and a $111,000 increase in pension and other employee benefits.

Nine Months Ended September 30, 2010 vs. 2009.
Total non-interest expense increased $44,000 during the first nine months of 2010 as compared to the first nine months of 2009 primarily due to write-downs of other real estate owned properties totaling $389,000, a $268,000 increase in salaries and wages, and a $141,000 increase in occupancy expense.  Occupancy expense increased partially due to the opening of the new South Lebanon office in June 2009.  These increases in non-interest expense were largely offset by the absence of an industry-wide FDIC special assessment of $325,000 that LCNB recognized during the second quarter 2009 and the absence of a $722,000 one-time pension plan related charge recognized in the first quarter 2009.

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

Income Taxes
LCNB’s effective tax rates for the nine months ended September 30, 2010 and 2009 were 20.7% and 22.1%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition
Total assets at September 30, 2010 were $47.5 million greater than at December 31, 2009.  The growth in total assets was funded by a $48.2 million increase in total deposits.  Much of the deposit growth was placed in cash and cash equivalents and in LCNB’s investment securities portfolio.  Cash and cash equivalents increased $28.0 million and investment securities increased $20.7 million.

Total deposits were greater at September 30, 2010 largely due to a $27.7 million increase in public fund deposits by local government entities.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.  LCNB believes that much of the increase at September 30, 2010 was due to seasonal property tax receipts and other tax receipts.  The remaining deposit growth resulted from increases in demand deposit, NOW, money fund deposit, and savings account product balances, while time deposits (not including public fund time deposits) decreased by $1.9 million during this time period.

Net loans at September 30, 2010 were $1,314,000 less than at December 31, 2009.  This decrease was comprised of a $2,022,000 decrease in total loans resulting in part from charge-offs incurred during the period, partially offset by a $708,000 net decrease in the allowance for loan losses.  Commercial and industrial loans decreased $6,954,000 and consumer loans decreased $4,801,000.  These decreases were partially offset by an increase of $8,398,000 in commercial real estate loans and an increase of $1,410,000 in residential real estate loans.  In addition to the increase in residential real estate loans held in LCNB’s loan portfolio, another $12,512,000 of residential real estate loans were originated and sold to the Federal Home Loan Mortgage Corporation during the first nine months of 2010.  Consumer loans decreased primarily due to weak demand.  Commercial real estate loans increased due to new originations, including refinancings of loans originally held by other lenders, and draws on construction projects.

The investment securities portfolio at September 30, 2010 was $20.7 million greater than at December 31, 2009.  Most of the growth was in U.S. Treasury notes, U.S. Agency notes, and taxable municipal securities.  These three categories increased by a combined total of $27.3 million.  These increases were partially offset by a $9.1 million decrease in U.S. Agency mortgage-backed securities.

Index

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At September 30, 2010, LCNB’s liquid assets amounted to $263.5 million or 33.7% of total assets, an increase from $214.2 million or 29.2% of total assets at December 31, 2009.  Most of this growth was due to growth in cash and cash equivalents and securities available for sale.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 77.0% of total deposits at September 30, 2010 were “core” deposits, compared to 79.8% of deposits at December 31, 2009.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

Index

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

Index

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 300 basis points scenario to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2010 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$54,027	1,653	3.16%
Up 200	53,392	1,018	1.94%
Up 100	52,768	394	0.75%
Base	52,374	-	-%
Down 100	52,023	(351)	-0.67%
Down 200	51,841	(533)	-1.02%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2010 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$67,225	(16,931)	-20.12%
Up 200	73,533	(10,623)	-12.62%
Up 100	78,905	(5,251)	-6.24%
Base	84,156	-	-%
Down 100	88,788	4,632	5.50%
Down 200	94,157	10,001	11.88%

Index

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of September 30, 2010, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable; the registrant is an accelerated filer.

Index

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

Index

LCNB CORP. AND SUBSIDIARIES

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the period of this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

During the period covered by this report, LCNB did not purchase any shares of its equity securities.

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     (Removed and Reserved)

Item 5.     Other Information

Not applicable

Index

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

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 8, 2010	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

November 8, 2010	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer