Form 10-K
period 2010-12-31
LCNB CORP
filed 2011-03-01
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

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

COMMON STOCK, NO PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        ☐ Yes          ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes          ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes         ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes          ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2010 determined using a per share closing price on that date of $11.75 as quoted on the Nasdaq Over-the-Counter Bulletin Board, was $73,593,316.75.

As of March 1, 2011, 6,689,743 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 26, 2011, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2010 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2010

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

Loan products offered include commercial and industrial loans, commercial and residential real estate loans, construction loans, various types of consumer loans, and Small Business Administration loans.  The Bank's residential mortgage lending activities consist primarily of loans for purchasing or refinancing personal residences, home equity lines of credit, and loans for commercial or consumer purposes secured by residential mortgages.  Consumer lending activities include automobile, boat, home improvement and personal loans. The Bank also offers indirect financing through various automotive, boat, and lawn and garden dealers.

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

Market Area

LCNB’s primary market area consists of Warren, Butler, and Clinton Counties and portions of Hamilton, Clermont, and Montgomery Counties in Southwestern Ohio.  Certain demographic information for Warren, Butler, Clinton, Hamilton, and Montgomery Counties are as follows:

	Warren	Butler	Clinton	Hamilton	Montgomery
Population, 2000 census	158,383	332,807	40,543	845,303	559,062
Estimated population, 2009	210,712	363,184	43,058	855,062	532,562
Percentage increase in population	33.0%	9.1%	6.2%	1.2%	-4.7%
Estimated percentage of persons below poverty level, 2008	6.6%	11.9%	10.9%	13.6%	15.0%
Estimated median household income, 2008	$71,139	$52,856	$49,440	$50,285	45,237
Median age, 2000	35.2	34.2	35.3	35.5	36.4
Unemployment rate:
December 2010	8.4%	8.8%	15.0%	8.5%	10.1%
December 2009	9.3%	9.9%	18.5%	9.5%	12.0%
December 2008	6.4%	6.8%	8.5%	6.4%	8.6%

Once primarily a rural county (its population according to the 1950 census was only 38,505), Warren County experienced significant growth during the latter half of the twentieth century and into the twenty-first century.  Many people who now live in Warren County are employed by companies located in the Cincinnati and Dayton metropolitan areas.  People employed within Warren County usually work in the trade, transportation, and utilities sector, the manufacturing sector,  the professional and businesses services sector, and the leisure and hospitality sector.  A sizable tourist industry that includes King’s Island, the Beach Waterpark, and the Ohio Renaissance Festival provides a number of temporary summer jobs.  Not including local government entities and school districts, which are significant sources of employment, the top five major employers in Warren County are Macy’s Credit and Customer Service, Procter and Gamble’s Mason Business Center, Atrium Medical Center (a hospital), WellPoint (health insurance), and Luxottica.

Butler County was historically a rural area with the exception of three urban centers.  Hamilton and Middletown were both manufacturing centers.  As is true with many manufacturing communities in the Midwest, many of the industries in Hamilton and Middletown have either closed or greatly diminished their workforces and these jobs have been largely replaced with lower-paying service oriented jobs.   Oxford is the home of Miami University and Oxford’s businesses primarily serve the college students.  A fourth urban center, Fairfield, was incorporated in 1955.

Most of the growth in Butler County has occurred in West Chester, Liberty, and Fairfield Townships.  Many of the people living in these townships are employed by companies located in the Cincinnati metropolitan area.  People employed within Butler County usually work in the trade, transportation, and utilities sector,  the manufacturing sector, the education and health services sector, the professional and business services sector, and the leisure and hospitality sector.  Not including local government entities and school districts, the top five major employers in Butler County are Miami University, AK Steel, Cincinnati Financial Corp. (insurance), BAE Systems (defense, security, and aerospace), and GE Aviation.  Mercy Hospital Fairfield and Fort Hamilton Hospital are both located in Butler County and are a significant source of health-related employment.

 Clinton County remains mostly rural.  Wilmington, with an estimated 2009 population of 12,548, is the largest city.  The next largest is Blanchester, with an estimated 2009 population of 4,295.  The unemployment rate at December 2009 and 2010 is unusually high, even for the current economy, because of the loss of a dominant employer.  DHL, an overnight shipping company, owned the Wilmington Air Park, a decommissioned air force base, and maintained hub operations at this location.  In May 2008 DHL announced that its sorting and air freight operations at the Wilmington Air Park would be discontinued.  This resulted in the direct loss of approximately 8,000 jobs, not including job losses sustained by other businesses dependent on the air park operations.  Certain services subcontracted to ABX Air and ASTAR Air Cargo continue, but with greatly diminished work forces.

Hamilton County’s economics are dominated by Cincinnati.  Fortune 500 companies with their headquarters in Hamilton County include American Financial Group, Federated Department Stores, Fifth Third Bank, The Kroger Company, The Procter & Gamble Company , and Western & Southern Financial Group.  The five largest employers are The Kroger Company, The University of Cincinnati, The Procter & Gamble Company, Cincinnati Children’s Hospital Medical Center, and the Health Alliance of Greater Cincinnati.

LCNB’s two offices in Montgomery County are located in the communities of Oakwood and Centerville.  Similar to Cincinnati and Hamilton County, Dayton is the largest city in Montgomery County and dominates the economic demographics of the county.  The largest employer of Montgomery County residents is Wright Patterson Air Force Base, which is actually located in Greene County.   Large employers located in Montgomery County include Premier Health Partners, Kettering Health Network, LexisNexis, and Honda of America.

LCNB’s market area includes a portion of Clermont County primarily because of a branch office located in Goshen, Ohio.  Goshen is a suburb of Cincinnati and many of its residents work in Hamilton County.  Goshen’s economic demographics are similar to Hamilton County’s demographics.

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

Supervision and Regulation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law by President Barack Obama on July 21, 2010.  The Dodd-Frank Act includes provisions that will specifically affect financial institutions and other entities providing financial services and other corporate governance and compensation provisions that will affect most public companies.

The Dodd-Frank Act establishes a new independent regulatory body within the Federal Reserve System that will be known as the Bureau of Consumer Financial Protection (the “Bureau”).  The Bureau will assume responsibility for most consumer protection laws and will have broad authority, with certain exceptions, to regulate financial products offered by banks and non-banks.  The Bureau will have authority to supervise, examine, and take enforcement actions with respect to depository institutions with more than $10 billion in assets, non-bank mortgage industry participants, and other Bureau-designated non-bank providers of consumer financial services.  The primary regulator for depository institutions with $10 billion or less in assets will continue to have primary examination and enforcement authority for these institutions.  The regulations enforced, however, will be the regulations written by the Bureau.

The Dodd-Frank Act directs federal bank regulators to develop new capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models.

The Dodd-Frank Act permanently raises the FDIC maximum deposit insurance amount to $250,000.  The maximum amount had been temporarily set at $250,000 beginning October 3, 2008 and effective until December 31, 2013, as extended, when it would have reverted back to $100,000.  The increased limit also retroactively applied to any depositors of financial institutions for which the FDIC had been appointed as receiver or conservator between January 1 and October 3, 2008.  In addition, the Dodd-Frank Act places a floor on the FDIC’s reserve ratio at 1.35% of estimated insured deposits or the comparable percentage of the assessment base.

The Dodd-Frank Act provides for temporary unlimited deposit insurance for non-interest bearing transaction accounts.  With several important differences, the unlimited coverage is similar to coverage provided by the FDIC’s Transaction Account Guarantee Program (the “TAGP”), which expired December 31, 2010, as extended.  The Dodd-Frank Act coverage will be in effect from January 1, 2011 to December 31, 2012.  All insured institutions will have unlimited coverage for non-interest bearing transaction under Dodd-Frank; financial institutions could opt-out of the TAGP.  Only non-interest bearing transaction accounts and accounts commonly known as Interest on Lawyers Trust Accounts (“IOLTAs”) are covered under the Dodd-Frank provisions.  Under TAGP, low-interest NOW accounts were included.

General corporate governance provisions included in the Dodd-Frank Act include expanding executive compensation disclosures to be included in the annual proxy statement, requiring non-binding shareholder advisory votes on executive compensation at annual meetings, enhancing independence requirements for compensation committee members and any advisors used by the compensation committee, and requiring the adoption of certain compensation policies including the recovery of executive compensation in the event of a financial statement restatement.

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

At December 31, 2010, the Bank was well capitalized based on FDICIA's guidelines.

The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”) were both signed into law during February, 2006.  The provisions of the Deposit Insurance Reform Acts included:

1.	Merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund called the Deposit Insurance Fund, effective March 31, 2006;

2.	Increasing insurance coverage for retirement accounts from $100,000 to $250,000, effective April 1, 2006;

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

President George W. Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008.  The EESA provided broad authority to the Treasury Secretary to restore liquidity and stability to the United States’ financial system, primarily by authorizing the Secretary to establish the Troubled Asset Relief Program (“TARP”).  In addition, the EESA temporarily raised the basic limit on federal deposit insurance coverage for non-retirement accounts from $100,000 to $250,000 effective immediately upon the President’s signature and continuing through December 31, 2013, as extended by the Helping Families Save Their Homes Act of 2009, at which time the insurance level would have returned to $100,000.  The Dodd-Frank Act permanently raised the FDIC maximum deposit insurance amount for non-retirement accounts to $250,000.

On October 14, 2008, the Treasury Department announced the implementation of the TARP Capital Purchase Program (the “CPP”), which provided for direct equity investments, in the form of perpetual preferred stock, by the Treasury Department in qualifying financial institutions.  The CPP was voluntary and provided for a minimum investment of 1% of an institution’s total risk-weighted assets and a maximum investment of 3% of total risk-weighted assets, not to exceed $25 billion.  The perpetual preferred stock had a dividend rate of 5% per year until the fifth anniversary of the CPP investment and 9% thereafter.  Under the CPP, the Treasury Department received warrants for an institution’s common stock equal to 15% of the capital invested.  The warrants have a ten-year term.  Participants in the CPP program must comply with various restrictions and provisions, including, but not limited to, restrictions in compensation for certain executive officers, restrictions on dividends paid to shareholders, and limitations on treasury share purchases.

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

1.
The FDIC guaranteed certain newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts and certain holding companies, issued on or after October 14, 2008 and before June 30, 2009; and

2.
The FDIC temporarily provided full deposit insurance coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions, regardless of the dollar amount, through December 31, 2009, later extended to December 31, 2010.

For purposes of the Temporary Liquidity Guarantee Program, the FDIC included NOW accounts with an interest rate of 0.50% or less and accounts commonly known as Interest on Lawyers Trust Accounts in the definition of noninterest-bearing transaction accounts.  The extension for the period from July 1, 2010 through December 31, 2010 reduced the interest rate for NOW accounts eligible for coverage under the program from 0.50% to 0.25%.

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

On November 9, 2010, the FDIC issued a final rule implementing section 343 of the Dodd-Frank Act providing for unlimited insurance coverage of noninterest-bearing transaction accounts and Interest on Lawyers Trust Accounts beginning on December 31, 2010 and ending on December 31, 2012.  The extended coverage is available to all depositors including consumer, businesses, and government entities.  Money market deposit accounts and NOW accounts are not eligible for the unlimited coverage, even if no interest is paid on the accounts.

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

Employees

As of December 31, 2010, LCNB, the Bank, and Dakin employed 230 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

Divestitures

In late 2010, LCNB Corp.’s Board of Directors approved the divestiture of Dakin and therefore its financial results are reported in the income statements as income from discontinued operations, net of taxes.

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

STATISTICAL INFORMATION

The following tables and certain tables appearing in Item 7, Management's Discussion and Analysis present additional statistical information about LCNB Corp. and its operations and financial condition. They should be read in conjunction with the consolidated financial statements and related notes and the discussion included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury notes	$19,585	13,308	-
U.S. Agency notes	82,862	45,888	44,636
U.S. Agency mortgage-backed securities	33,094	49,624	32,768
Corporate securities	2,025	8,488	1,013
Municipal securities	96,396	83,323	57,271
Other debt securities	1,053	538	512
Trust preferred securities	604	344	-
Equity securities	263	65	44
Total securities available-for-sale	235,882	201,578	136,244

Securities held-to-maturity:
Municipal securities	12,141	13,030	-

Federal Reserve Bank Stock	939	940	937
Federal Home Loan Bank Stock	2,091	2,091	2,091
Total securities	$251,053	217,639	139,272

Contractual maturities of securities at December 31, 2010, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)

U.S. Treasury notes:
Within one year	$5,141	5,157	0.71%	-	-	-%
One to five years	14,583	14,428	1.15%	-	-	-%
Total U.S. Treasury notes	19,724	19,585	1.03%	-	-	-%

U.S. Agency notes:
Within one year	-	-	-%	-	-	-%
One to five years	67,501	66,936	1.58%	-	-	-%
Five to ten years	16,099	15,926	1.76%	-	-	-%
Total U.S. Agency notes	83,600	82,862	1.62%	-	-	-%

Corporate securities:
Within one year	1,001	1,002	5.13%	-	-	-%
One to five years	1,011	1,023	2.21%	-	-	-%
Total corporate securities	2,012	2,025	3.66%	-	-	-%

Municipal securities (1):
Within one year	7,105	7,166	3.74%	4,293	4,293	3.58%
One to five years	35,261	36,233	3.98%	345	345	5.40%
Five to ten years	45,283	46,686	4.68%	1,016	1,016	7.84%
After ten years	6,302	6,311	6.29%	6,487	6,487	7.31%
Total Municipal securities	93,951	96,396	4.46%	12,141	12,141	5.98%

U.S. Agency mortgage-backed securities	31,786	33,094	4.20%	-	-	-%
Other debt securities	1,063	1,053	3.44%	-	-	-%
Trust preferred securities	549	604	8.37%	-	-	-%
Equity securities	249	263	4.63%	-	-	-%

Totals	$232,934	235,882	3.11%	12,141	12,141	5.98%

(1)	Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2010.

Loan Portfolio

Administration of the lending function is the responsibility of the Chief Lending Officer and certain senior lenders. Such lenders perform their lending duties subject to oversight and policy direction from the Board of Directors and the Loan Committee. The Loan Committee consists of LCNB’s Chief Executive Officer, President, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer, Loan Operations Officer, Loan Review Officer, and the officers in charge of commercial, consumer, and real estate loans.

Employees authorized to accept loan applications have various, designated lending limits for the approval of loans.  A loan application for an amount outside a particular employee’s lending limit needs to be approved by an employee with a lending limit sufficient for that loan.  Residential and commercial real estate loans of any amount require the approval of two of the following designated officers:  Chief Executive Officer, President, Chief Lending Officer, Chief Credit Officer, and the officers in charge of commercial and consumer lending.  Any loan in excess of $2.0 million needs the approval of the Board of Directors.

Interest rates charged by LCNB vary with degree of risk, type of loan, amount, complexity, repricing frequency and other relevant factors associated with the loan.

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$36,122	7.9%	42,807	9.3%	38,724	8.6%	37,325	8.4%	26,952	6.9%
Commercial, secured by real estate	196,136	43.1%	185,024	40.2%	174,493	38.5%	159,384	35.8%	141,863	36.4%
Residential real estate	190,277	41.9%	193,293	42.0%	194,039	42.8%	193,920	43.5%	173,890	44.6%
Consumer	19,691	4.3%	26,185	5.7%	33,369	7.4%	43,410	9.7%	36,471	9.4%
Agricultural	2,966	0.7%	3,125	0.7%	3,216	0.7%	2,707	0.6%	2,232	0.6%
Lease financing	-	-%	-	-%	-	-%	-	-%	16	-%
Other loans, including deposit overdrafts	9,413	2.1%	9,422	2.1%	9,203	2.0%	9,114	2.0%	8,101	2.1%
	454,605	100.0%	459,856	100.0%	453,044	100.0%	445,860	100.0%	389,525	100.0%
Deferred origination costs, net	386		560		767		1,027		845
Total loans	454,991		460,416		453,811		446,887		390,370
Less allowance for loan losses	2,641		2,998		2,468		2,468		2,050
Loans, net	$452,350		457,418		451,343		444,419		388,320

Commercial and Industrial Loans. LCNB’s commercial and industrial loan portfolio consists of loans for various purposes, including loans to fund working capital requirements (such as inventory and receivables financing) and purchases of machinery and equipment.  LCNB offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans, and line of credit .  Most commercial and industrial loans have a variable rate, with adjustments occurring monthly, annually, every three years, or every five years.  Adjustments are generally based on a publicly available index rate plus a margin.  The margin varies based on the terms and collateral securing the loan.  Commercial and industrial loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. Commercial and industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business.  Collateral, when obtained, may include liens on furniture, fixtures, equipment, inventory, receivables, or other assets.  As a result, such loans involve complexities, variables, and risks that require thorough underwriting and more robust servicing than other types of loans.

Commercial Real Estate Loans.  Commercial real estate loans include loans secured by a variety of commercial, retail, and office buildings, religious facilities, multifamily (more than four-family) residential properties, construction and land development loans, and other land loans. Commercial real estate loan products generally amortize over five to twenty-five years and are payable in monthly principal and interest installments.  Some have balloon payments due within one to ten years after the origination date.  Many have adjustable interest rates with adjustment periods ranging from one to ten years, some of which are subject to established “floor” and “ceiling” interest rates.

Commercial real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon collateral value, financial ability of any guarantors, and other factors. Commercial real estate loans are generally originated with a 75 percent maximum loan to appraised value ratio.

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one-to-four family residential property.  Home equity lines of credit and mortgage loans secured by owner-occupied agricultural property are included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable rate mortgage loans.  Adjustable rate loans are available with adjustment periods ranging between one to ten years which adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  Home equity lines of credit have a variable rate based on Wall Street Journal prime rate plus a margin.

LCNB does not originate reverse mortgage loans or residential real estate loans generally considered to be “subprime.”

Residential real estate loans are underwritten primarily based on the borrower’s ability to repay, prior credit history, and the value of the collateral.  LCNB requires private mortgage insurance for first mortgage loans that have a loan to appraised value ratio of greater than 80%.

Consumer Loans.  LCNB’s portfolio of consumer loans generally include secured and unsecured loans to individuals for household, family and other personal expenditures.  Secured loans include loans to fund the purchase of automobiles, recreational vehicles, boats, and similar acquisitions. Consumer loans made by LCNB generally have fixed rates and terms ranging up to 72 months, depending upon the nature of the collateral, size of the loan, and other relevant factors.

Consumer loans generally have higher interest rates, but pose additional risks of collectability and loss when compared to certain other types of loans. Collateral, if present, is generally subject to damage, wear, and depreciation.  The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Agricultural Loans.  LCNB’s portfolio of agricultural loans includes loans for financing agricultural production or for financing the purchase of equipment used in the production of agricultural products.  LCNB’s agricultural loans are generally secured by farm machinery, livestock, crops, vehicles, or other agri-related collateral.

As of December 31, 2010, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2010:

(Dollars in thousands)

Maturing in one year or less	$26,353
Maturing after one year, but within five years	21,968
Maturing beyond five years	186,903
Total commercial and agricultural loans	$235,224

Loans maturing beyond one year:
Fixed rate	$71,354
Variable rate	137,517
Total	$208,871

Risk Elements

The following table summarizes non-accrual, past-due, and restructured loans for the dates indicated:

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-accrual loans	$3,761	2,939	2,281	120	872
Past-due 90 days or more and still accruing	300	924	806	247	126
Restructured loans	9,088	7,173	332	2,222	-
Total	$13,149	11,036	3,419	2,589	998
Percent to total loans	2.89%	2.40%	0.75%	0.58%	0.26%

Non-accrual loans at December 31, 2010 and 2009 included two restructured commercial real estate loans to the same borrower totaling $750,000 and $1,444,000 at year-end 2010 and 2009, respectively, and two commercial real estate loans to a different borrower totaling $605,000 and $641,000 at year-end 2010 and 2009, respectively.  The $694,000 reduction in the first two loans was due to $684,000 in charge-offs recognized during 2010 and a $10,000 payment applied to principal.  The $36,000 reduction in the second two loans was due to loan payments received during 2010 that were applied to principal.  Also included in non-accrual loans at December 31, 2010 was a commercial and industrial loan that had been charged down to a loan balance of $595,000, the amount of a guarantee from the Small Business Administration.  The guarantee payment was received in January 2011.  The remainder of non-accrual loans at December 31, 2010 consisted of two commercial real estate loans totaling $932,000, a land acquisition and development loan totaling $90,000, and nine residential real estate loans totaling $789,000.  The remainder of non-accrual loans at December 31, 2009 consisted of a commercial real estate loan with a balance of $142,000 and five residential real estate mortgage loans totaling $712,000.

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

Loans classified as past-due 90 days or more and still accrueing interest at December 31, 2010 consisted of seven residential real estate mortgage loans totaling $110,000, a commercial real estate loan totaling $115,000, and nine consumer loans totaling $75,000.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2009 included seven residential real estate mortgage loans totaling $575,000, two commercial real estate loans totaling $277,000, and nine consumer loans totaling $71,000.   Loans classified as past-due 90 days or more and still accruing interest at December 31, 2008 consisted of fourteen consumer loans totaling $58,000, two commercial real estate loans to the same borrower totaling $673,000, and two residential mortgage loans totaling  $75,000.  Loans classified as past-due 90 days or more and still accruing interest at December 31, 2007 and 2006 consisted of residential mortgage and consumer loans.

Restructured loans at December 31, 2010 consisted of four commercial real estate loans totaling $8,787,000 and one commercial and industrial loan totaling $301,000.  Restructured loans at December 31, 2009 consisted of three commercial real estate loans totaling $5,687,000, two commercial and industrial loans to the same borrower totaling $1,001,000, and a third commercial and industrial loan to a different borrower totaling $485,000.  The borrower with the two commercial and industrial loans totaling $1,001,000 ceased operations during 2010.  LCNB transferred the loans to non-accrual status and charged them down to a loan balance of $595,000, the amount of a Small Business Administration guarantee (see non-accrual discussion above).  A commercial real estate loan classified as restructured at December 31, 2009 when it had a principal balance of $302,000 was classified as non-accrual at December 31, 2010 when it had a balance of $206,000.  The reduction in principal was due to principal payments of $40,000 and a partial charge-off of $56,000.

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

At December 31, 2010, there were no material additional loans not already disclosed as non-accrual, restructured, accruing past due 90 days or more, or impaired where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7,  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2010		2009		2008		2007		2006

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
					(Dollars in thousands)
Commercial and industrial	$305	0.07%	546	0.12%	369	0.08%	340	0.08%	547	0.14%
Commercial, secured by real estate	1,625	0.36%	1,628	0.35%	1,182	0.26%	1,233	0.27%	723	0.19%
Residential real estate	459	0.10%	491	0.11%	471	0.10%	388	0.09%	310	0.08%
Consumer	246	0.05%	313	0.07%	429	0.10%	459	0.10%	362	0.09%
Agricultural	-	-%	-	-%	-	-%	-	-%	-	-%
Other loans, including deposit overdrafts	6	-%	9	-%	13	-%	7	-%	14	-%
Unallocated	-	-%	11	-%	4	-%	41	0.01%	94	0.03%
Total	$2,641	0.58%	2,998	0.65%	2,468	0.54%	2,468	0.55%	2,050	0.53%

This allocation is made for analytical purposes.  The total allowance is available to absorb losses from any category of the portfolio.  The decreased allocation to the commercial and industrial loan category at December 31, 2010 is primarily due to charge-offs recognized during 2010.  Increased allocations in the commercial and industrial and commercial real estate categories at December 31, 2009 are generally due to increases in loan delinquencies and net charge-offs, and deteriorating economic conditions.  The decrease in the allocation to the consumer loan category at December 31, 2009 is generally due to shrinkage in the consumer loan portfolio.  Increased allocations for December 31, 2007, are generally due to the higher loan volume created by the acquisition of Sycamore National Bank.  The decrease in the commercial and industrial category at December 31, 2007 is due to additional collateral obtained on a loan, combined with a partial pay-down in that loan’s principal balance. Both actions allowed for a reduction in the potential loss allocated to that loan.  The increase in the commercial, secured by real estate category at December 31, 2007 is largely due to an increased loss allocation on the loan currently classified as restructured.

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2010:

(Dollars in thousands)

Maturity within 3 months	$14,085
After 3 but within 6 months	4,706
After 6 but within 12 months	16,870
After 12 months	47,822
$83,483

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

The Dodd-Frank Act may adversely affect LCNB’s operations and profitability.
The Dodd-Frank Act was signed into law by President Barack Obama on July 21, 2010.  It includes provisions that will specifically affect financial institutions and other entities providing financial services and other corporate governance and compensation provisions that will affect most public companies.   Key provisions that may affect LCNB are summarized below.

The Dodd-Frank Act establishes a new independent regulatory body within the Federal Reserve System that will be known as the Bureau of Consumer Financial Protection (the “Bureau”).  The Bureau will assume responsibility for most consumer protection laws and will have broad authority, with certain exceptions, to regulate financial products offered by banks and non-banks.  The Bureau will have authority to supervise, examine, and take enforcement actions with respect to depository institutions with more than $10 billion in assets, non-bank mortgage industry participants, and other Bureau-designated non-bank providers of consumer financial services.  The primary regulator for depository institutions with $10 billion or less in assets will continue to have primary examination and enforcement authority for these institutions.  The regulations enforced, however, will be the regulations written by the Bureau.  The nature or impact of regulations to be written by the Bureau cannot be predicted at this time.

The Dodd-Frank Act directs federal bank regulators to develop new capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models.  The exact nature of the new capital requirements to be developed or their impact on LCNB cannot be predicted at this time.

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

The Dodd-Frank Act required that the FDIC change the base on which deposit insurance assessments are charged from one based on domestic deposits to one based on assets.  On February 7, 2011, the FDIC released a final rule establishing the assessment base as average consolidated total assets minus average tangible equity.  The final rule will be effective April 1, 2011.  Because LCNB’s borrowings, as compared to deposits, are minimal, management does not expect the change in the assessment base will have a material impact on expenses.

The Dodd-Frank Act directs the Federal Reserve to set interchange rates in electronic debit card transactions involving issuers with more than $10 billion in assets.  On December 16, 2010, the Federal Reserve released a proposal that would establish standards for determining whether a debit card interchange fee received by a card issuer is reasonable and proportional to the cost incurred by the issuer for the transaction.  The Federal Reserve also requested comment on two alternative interchange fee standards.  The first is based on each issuer’s costs and establishes a safe harbor of $0.07 per transaction and a cap of $0.12 per transaction.  The second establishes a cap of $0.12 per transaction and no safe harbor.  Both alternatives are significantly below average current interchange fees.  Comments were due on February 22, 2011.  Although institutions with $10 billion or less in total assets will be exempt from the new rules, many within the financial institutions industry believe that smaller institutions will need to match the pricing of those institutions with assets greater than $10 billion or lose business to the larger institutions.  The final form of the proposals and the ultimate effect on LCNB’s income statement cannot be predicted at this time.

The Act contains many other provisions, the impact of which cannot be determined at this time.

LCNB’s financial results may be adversely affected by current economic conditions and resulting government legislation.
The United States economy had been in an economic recession during much of 2008 and 2009, which has reduced business activity across a wide range of industries and regions.  In addition, unemployment has increased significantly in Ohio and nationally and remains at elevated levels.  A direct consequence has been an increase in loan delinquencies and charge-offs.

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

The fair value of LCNB’s investments could decline.
Most of LCNB’s investment securities portfolio at December 31, 2010 is designated as available-for-sale.  Accordingly, unrealized gains and losses, net of tax, in the estimated fair value of the available-for-sale portfolio is recorded to other comprehensive income, a separate component of shareholders’ equity. The fair value of LCNB’s investment portfolio may decline, causing a corresponding decline in shareholders’ equity.  Management believes that several factors will affect the fair values of the investment portfolio including, but not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. These and other factors may impact specific categories of the portfolio differently and the effect any of these factors may have on any specific category of the portfolio cannot be predicted.

Approximately 40% of LCNB’s available-for-sale investment portfolio at December 31, 2010 was composed of municipal securities.  A general, industry wide decline in the fair value of municipal securities could significantly affect LCNB’s shareholders’ equity.

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
Bank and thrift failures during 2010, 2009 and 2008 coupled with deteriorating economic conditions have significantly decreased the deposit insurance fund’s reserve ratio.  The FDIC has developed and implemented a restoration plan that included a special assessment paid on September 30, 2009 and expensed as of June 30, 2009, premium increases, and the $3.1 million prepayment on December 30, 2009 of premiums for 2010 through 2012.  These industry-wide actions have significantly increased LCNB’s non-interest expense in 2010 and 2009 and will significantly increase non-interest expense in future years as long as the increased premiums are in place.  The likelihood of any future rate changes and the imposition of additional special assessments are impossible to determine.

The FDIC may borrow up to $100 billion from the U.S. Treasury, with a temporary ceiling of $500 billion through 2010.  Although no borrowings were outstanding at December 31, 2010, LCNB cannot predict if the FDIC will borrow funds in the future.  The source for repaying any future borrowings will be the premiums paid by financial institutions, which may necessitate additional rate increases or special assessments.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1	Main Office	2 North Broadway	Owned
Lebanon, Ohio 45036

2	Auto Bank	36 North Broadway	Owned
Lebanon, Ohio 45036

3	Bridgetown Office	6383 Bridgetown Road	Leased
Cincinnati, Ohio 45248

4	Centerville Office	9605 Dayton-Lebanon Pike	Owned
Centerville, Ohio 45458

5	Colerain Township Office	3209 West Galbraith Road	Owned
Cincinnati, Ohio 45239

6	Columbus Avenue Office	730 Columbus Avenue	Owned
Lebanon, Ohio 45036

7	Fairfield Office	765 Nilles Road	Leased
Fairfield, Ohio 45014

8	Goshen Office	6726 Dick Flynn Blvd.	Owned
Goshen, Ohio 45122

9	Hamilton Office	794 NW Washington Blvd.	Owned
Hamilton, Ohio 45013

10	Hunter Office	3878 State Route 122	Owned
Franklin, Ohio 45005

11	Loveland Office	500 Loveland-Madeira Road	Owned
Loveland, OH 45140

12	Maineville Office	7795 South State Route 48	Owned
Maineville, Ohio 45039

13	Mason/West Chester Office	1050 Reading Road	Owned (2)
Mason, Ohio 45040

14	Mason Christian Village Office	Mason Christian Village	Leased

	Name of Office	Address

15	Middletown Office	4441 Marie Drive	Owned
Middletown, Ohio 45044

16	Oakwood Office	2705 Far Hills Avenue	(3)
Oakwood, Ohio 45419

17	Okeana Office	6225 Cincinnati-Brookville Road	Owned
Okeana, Ohio 45053

18	Otterbein Office	Otterbein Retirement Community	Leased
State Route 741
Lebanon, Ohio 45036

19	Oxford Office	30 West Park Place	(3) (1)
Oxford, Ohio 45056

20	Rochester/Morrow Office	Route 22-3 at 123	Owned
Morrow, Ohio 45152

21	South Lebanon Office	603 Corwin Nixon Blvd.	Owned (2)
South Lebanon, Ohio 45065

22	Springboro/Franklin Office	525 West Central Avenue	Owned
Springboro, Ohio 45066

23	Warrior Office	Lebanon High School	Leased
1916 Drake Road
Lebanon, Ohio 45036

24	Waynesville Office	9 North Main Street	Owned
Waynesville, Ohio 45068

25	Wilmington Office	1243 Rombach Avenue	Owned
Wilmington, Ohio 45177

(1)	Excess space in this office is leased to third parties.
(2)	A Dakin office is located in this office.
(3)	The Bank owns the Oakwood and Oxford office buildings and leases the land.

The Bank is currently constructing a new Auto Bank at the corner of Silver and Mechanic Streets in Lebanon that will replace the current Auto Bank and is constructing a new branch office at 101 Clarence F. Warner Drive, Monroe, Ohio  45050.

At December 31, 2010, Dakin owned its main office at 20 & 24 East Mulberry Street, Lebanon, Ohio  45036.  Title to these two buildings was transferred to LCNB National Bank during February 2011.  Dakin's two other offices are located in the Bank's branch offices.

Item 3.  Legal Proceedings

Except for routine litigation incidental to its businesses, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any such proceedings.

Item 4.  Removed and Reserved

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 700 registered holders of its common stock as of December 31, 2010.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  The common stock is currently traded on the Nasdaq Over-The-Counter Bulletin Board service under the symbol "LCNB".  Several market-makers facilitate the trading of the shares of common stock.  Trade prices for shares of LCNB Common Stock, reported through registered securities dealers, are set forth below.  Trades could have occurred during the periods indicated without the knowledge of LCNB.  The trade prices shown below are interdealer without retail markups, markdowns or commissions.

	2010		2009
	High	Low	High	Low

First Quarter	$12.50	10.50	9.50	7.70
Second Quarter	13.00	10.34	9.90	8.55
Third Quarter	12.50	11.25	11.95	9.30
Fourth Quarter	12.35	11.20	12.50	10.20

The following table presents cash dividends per share declared and paid in the periods shown.

	2010	2009

First Quarter	$0.16	0.16
Second Quarter	0.16	0.16
Third Quarter	0.16	0.16
Fourth Quarter	0.16	0.16
Total	$0.64	0.64

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

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through December 31, 2010, 290,444 shares have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2010.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception through December 31, 2010.  No shares were purchased under the Private Sale Repurchase Program during 2010.

LCNB established an Ownership Incentive Plan during 2002 that allows for the issuance of up to 200,000 shares of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.   The following table shows information relating to stock options outstanding at December 31, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	99,040	$12.71	100,960
Equity compensation plans not approved by security holders	-	-	-
Total	99,040	$12.71	100,960

A total of 2,511 restricted shares were granted to an executive officer in February 2010 and vested in November 2010.  Until they vested, they were restricted from sale, transfer, or assignment in accordance with the terms of the agreement under which they were issued.  At the date of vesting, the shares were issued from treasury stock and, therefore, did not affect the number of securities remaining available for future issuance in the table above.  No restricted shares were granted prior to February 2010.

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the Nasdaq Composite and the SNL Midwest OTC-BB and Pink Sheet Banks.  This graph covers the period from December 31, 2005 through December 31, 2010.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2005 in LCNB common stock, the Nasdaq Composite, and the SNL Midwest OTC-BB and Pink Sheet Banks and that all dividends were reinvested.

Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 2006 through 2010 and are derived from LCNB's consolidated financial statements.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$33,989	34,853	34,349	31,990	30,545
Interest expense	8,334	10,060	13,421	13,838	12,230
Net interest income	25,655	24,793	20,928	18,152	18,315
Provision for loan losses	1,680	1,400	620	266	143
Net interest income after provision for loan losses	23,975	23,393	20,308	17,886	18,172
Non-interest income	8,931	7,248	6,801	6,673	6,627
Non-interest expenses	21,279	20,709	18,548	16,999	16,623
Income before income taxes	11,627	9,932	8,561	7,560	8,176
Provision for income taxes	2,494	2,245	2,134	1,823	1,994
Net income from continuing operations	9,133	7,687	6,427	5,737	6,182
Income from discontinued operations, net of tax	240	79	176	217	332
Net income	9,373	7,766	6,603	5,954	6,514
Preferred stock dividends and discount accretion	-	1,108	-	-	-
Net income available to common shareholders	$9,373	6,658	6,603	5,954	6,514

Dividends per common share (1)	$0.64	0.64	0.64	0.62	0.60
Basic earnings per common share (1):
Continuing operations	1.37	0.99	0.96	0.90	0.95
Discontinued operations	0.03	0.01	0.03	0.04	0.05
Diluted earnings per common share (1):
Continuing operations	1.36	0.98	0.96	0.90	0.95
Discontinued operations	0.03	0.01	0.03	0.04	0.05

Balance Sheet:
Securities	$251,053	217,639	139,272	90,154	114,474
Loans, net	452,350	457,418	451,343	444,419	388,320
Total assets	760,134	734,409	649,731	604,058	548,215
Total deposits	638,539	624,179	577,622	535,929	478,615
Short-term borrowings	21,691	14,265	2,206	1,459	15,370
Long-term debt	23,120	24,960	5,000	5,000	-
Total shareholders' equity	70,707	65,615	58,116	56,528	50,999

Selected Financial Ratios and Other Data:
Return on average assets	1.22%	1.07%	1.03%	1.08%	1.19%
Return on average equity	13.36%	10.43%	11.35%	11.41%	12.48%
Equity-to-assets ratio	9.30%	8.93%	8.94%	9.36%	9.30%
Dividend payout ratio	45.66%	64.39%	64.65%	65.96%	60.00%
Net interest margin, fully taxable-equivalent	3.88%	3.96%	3.74%	3.77%	3.84%

(1)	All per share data prior to 2008 has been adjusted to reflect a 100% stock dividend accounted for as stock split in 2007.

Sycamore merged with and into the Bank as of the close of business on December 20, 2007.  As a result of the merger, LCNB recorded additional net loans of $42.8 million and additional deposits of $44.4 million.

In late 2010, LCNB Corp.’s Board of Directors approved the divestiture of Dakin and therefore its financial results are reported in the income statements as income from discontinued operations, net of taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2010 Annual Report to Shareholders.

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

Overview

Net income for 2010 was $9,373,000, compared to $7,766,000 in 2009 and $6,603,000 in 2008.  Preferred stock dividends and discount accretion totaled $1,108,000 during 2009, resulting in net income available to common shareholders of $6,658,000 for that year.  Preferred stock was not outstanding during 2010 or 2008.  Total basic earnings per share available to common shareholders for 2010, 2009, and 2008 were $1.40, $1.00, and $0.99, respectively.  Total diluted earnings per share for 2010, 2009, and 2008 were $1.39, $0.99, and $0.99, respectively.

Significantly affecting net income for 2010 were a $752,000 increase in bank owned life insurance income primarily due to death benefits received and an $838,000 increase in gains recognized from sales of investment securities.  These items were partially offset by a $280,000 increase in the provision for loan losses.  The increase in 2010 net income as compared to 2009 was also partially due to the absence of several large expenses recognized during 2009, including an industry-wide FDIC special assessment of $325,000 that LCNB recognized during the second quarter 2009 and a $722,000 one-time pension plan related charge recognized during the first quarter 2009.

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

	Years ended December 31,
	2010			2009			2008
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$458,708	26,977	5.88%	$453,869	$27,493	6.06%	$447,751	$29,024	6.48%
Interest-bearing demand deposits	20,876	52	0.25%	18,727	49	0.26%	23,527	491	2.09%
Interest-bearing deposits in banks	-	-	-%	-	-	-%	1,530	38	2.48%
Federal Reserve Bank Stock	940	56	5.96%	939	56	5.96%	872	52	5.96%
Federal Home Loan Bank Stock	2,091	92	4.40%	2,091	97	4.64%	2,050	108	5.27%
Investment securities:
Taxable	133,556	3,686	2.76%	110,894	4,239	3.82%	62,082	2,642	4.26%
Nontaxable (2)	85,718	4,736	5.53%	78,373	4,426	5.65%	50,016	3,023	6.04%
Total earning assets	701,889	35,599	5.07%	664,893	36,360	5.47%	587,828	35,378	6.02%

Non-earning assets	66,489			61,432			52,746
Allowance for loan losses	(2,815)			(2,638)			(2,474)
Total assets	$765,563			$723,687			$638,100

Savings deposits	$108,734	653	0.60%	$97,813	742	0.76%	$83,403	863	1.03%
NOW and money fund	221,926	1,282	0.58%	197,805	1,496	0.76%	164,485	2,941	1.79%
IRA and time certificates	231,971	5,678	2.45%	240,783	7,196	2.99%	238,166	9,341	3.92%
Short-term borrowings	7,606	27	0.35%	1,468	3	0.20%	863	13	1.51%
Long-term debt	23,826	694	2.91%	20,282	623	3.07%	5,000	263	5.26%
Total interest-bearing liabilities	594,063	8,334	1.40%	558,151	10,060	1.80%	491,917	13,421	2.73%

Demand deposits	95,273			86,270			83,009
Other liabilities	6,059			4,802			5,012
Capital	70,168			74,464			58,162
Total liabilities and capital	$765,563			$723,687			$638,100

Net interest rate spread (3)			3.67%			3.67%			3.29%

Net interest income and net interest margin on a tax equivalent basis (4)		27,265	3.88%		$26,300	3.96%		$21,957	3.74%

Ratio of interest-earning assets to interest-bearing liabilities	118.15%			119.12%			119.50%

(1)	Includes non-accrual loans if any. Income from tax-exempt loans is included in interest income on a taxable-equivalent basis, using an incremental rate of 34%.
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

	For the years ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$291	(807)	(516)	392	(1,923)	(1,531)
Interest-bearing demand deposits	5	(2)	3	(84)	(358)	(442)
Interest-bearing deposit in banks	-	-	-	(38)	-	(38)
Federal Reserve Bank stock	-	-	-	4	-	4
Federal Home Loan Bank stock	-	(5)	(5)	2	(13)	(11)
Investment securities:
Taxable	764	(1,317)	(553)	1,890	(293)	1,597
Nontaxable (2)	408	(98)	310	1,613	(210)	1,403
Total interest income	1,468	(2,229)	(761)	3,779	(2,797)	982

Interest expense attributable to:
Savings deposits	77	(166)	(89)	133	(254)	(121)
NOW and money fund	168	(382)	(214)	506	(1,951)	(1,445)
IRA and time certificates	(255)	(1,263)	(1,518)	102	(2,247)	(2,145)
Short-term borrowings	20	4	24	6	(16)	(10)
Long-term debt	105	(34)	71	509	(149)	360
Total interest expense	115	(1,841)	(1,726)	1,256	(4,617)	(3,361)

Net interest income	$1,353	(388)	965	2,523	1,820	4,343

(1)	Non-accrual loans, if any, are included in average loan balances.
(2)
Change in interest income from nontaxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2010 vs. 2009.  Taxable-equivalent interest income decreased $761,000 due to a 40 basis point (a basis point equals 0.01%) decrease in the average rate earned on interest-earning assets, partially offset by a $37.0 million increase in total average interest-earning assets.  The decrease in average rates earned was primarily due to general decreases in market rates.  The increase in average interest-earning assets occurred primarily in the investment securities portfolio, which grew $30.0 million on an average basis.  The loan portfolio grew $4.8 million on an average basis.

Interest expense decreased $1,726,000 primarily due to a 40 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $35.9 million increase in average interest-bearing liabilities.  The decrease in average rates paid is primarily due to general decreases in market rates.  Most of the deposit growth occurred in the more liquid types of deposits, such as savings deposits and NOW and money fund deposits.  Collectively, these deposits grew $35.0 million on an average basis, while IRA and time certificates decreased $8.8 million.

The net interest margin, on a taxable-equivalent basis, decreased from 3.96% for 2009 to 3.88% for 2010 primarily due to the limited loan growth during 2010.  With weak demand for loans and the sale to the Federal Home Loan Mortgage Corporation of most residential real estate mortgage loans originated, deposit growth was largely invested in the investment securities portfolio, which usually pay lower interest rates than the loan portfolio.

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

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2006 through 2010:

	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance – Beginning of year	$2,998	2,468	2,468	2,050	2,150

Allowance related to Sycamore acquisition	-	-	-	453	-
	2,998	2,468	2,468	2,503	2,150

Loans charged off:
Commercial and industrial	289	36	73	81	-
Commercial, secured by real estate	1,105	352	-	-	34
Residential real estate	331	152	129	71	62
Consumer, excluding credit card	422	490	617	231	236
Agricultural	-	-	-	-	-
Other loans, including deposit overdrafts	144	178	228	305	308
Total loans charged off	2,291	1,208	1,047	688	640

Recoveries:
Commercial and industrial	35	2	40	17	-
Commercial, secured by real estate	-	-	-	-	-
Residential real estate	2	3	20	2	3
Consumer, excluding credit card	120	203	201	142	186
Agricultural	-	-	-	-	-
Credit Card	-	-	1	3	3
Other loans, including deposit overdrafts	97	130	165	223	205
Total recoveries	254	338	427	387	397
Net charge offs	2,037	870	620	301	243

Provision charged to operations	1,680	1,400	620	266	143
Balance - End of year	$2,641	2,998	2,468	2,468	2,050

Ratio of net charge-offs during the period to average loans outstanding	0.44%	0.19%	0.14%	0.08%	0.06%

Ratio of allowance for loan losses to total loans at year-end	0.58%	0.65%	0.54%	0.55%	0.53%

Of the $1,105,000 in commercial real estate loan charge-offs during 2010, $421,000 was due to four loans while $684,000 was due to two loans made to the same borrower.  The remaining balance of the two loans made to the same borrower was classified as non-accrual at December 31, 2010.  Commercial and industrial loan charge-offs of $289,000 during 2010 included one charge-off of $281,000 relating to a business that ceased operations during that year.

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

LCNB continuously reviews the loan portfolio for credit risk through the use of its lending and loan review functions.  Independent loan reviews analyze specific loans, providing validation that credit risks are appropriately identified and reported to the Loan Committee and Board of Directors.  In addition, the Board of Directors’ Audit Committee receives loan review reports multiple times throughout each year.  Specific new credits are analyzed prior to origination and are reviewed by the Loan Committee and Board of Directors.

Inputs from all of the Bank’s credit risk identification processes are used by management to analyze and validate the adequacy and methodology of the allowance quarterly.  The analysis includes three basic components: specific allocations for individual loans, general historical loss allocations for pools of loans based on average historic loss ratios for the thirty-six preceding months adjusted for identified economic and other risk factors, and an unallocated component.  Due to the number, size, and complexity of loans within the loan portfolio, there is always a possibility of inherent undetected losses.  This, combined with the possible imprecision of management’s assumptions in the evaluation of loans, results in the allowance also having an unallocated component.

The following table presents the components of the allowance for loan losses on the dates specified:

	At December 31,
	2010		2009		2008

	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Specific allocations	$296	11.20%	858	28.62%	630	25.53%
General allocations:
Historical loss	975	36.91%	576	19.21%	642	26.01%
Adjustments to historical loss	1,370	51.89%	1,553	51.80%	1,191	48.26%
Unallocated	-	-	11	0.37%	5	0.20%
Total	$2,641	100.00%	2,998	100.00%	2,468	100.00%

The decrease in the specific allocation at December 31, 2010 as compared to December 31, 2009 is primarily due to charge-offs recognized during 2010.  The increase in the general historical loss allocation at December 31, 2010 as compared to December 31, 2009 is primarily due to an increase in net charge-offs during the historic look-back period.  The decrease in the general historical loss allocation at December 31, 2009 compared to December 31, 2008 is primarily due to shrinkage in the consumer loan portfolio, partially offset by increases in net charge-offs during the historic look-back period.  The increase in the adjustments to historical loss allocations classification for 2010 and 2009 as compared to 2008 represent deteriorating economic conditions during the 2008 through 2009 timeframe.

Non-Interest Income

2010 vs. 2009.  Total non-interest income for 2010 was $1,683,000 greater than for 2009.  Net gains from sales of investment securities was $838,000 greater during 2010 as compared to 2009 primarily due to an increase in the volume of securities sold as management decided to recognize gains that were inherent in the portfolio. Replacement securities generally have shorter remaining maturities.  Bank owned life insurance income was $752,000 greater for 2010 as compared to 2009 primarily due to death benefits received.  Although mortgage loan sales declined by $3.7 million during 2010 as compared to 2009, an improvement in secondary market pricing increased the gain on sale of mortgage loans by $100,000.

2009 vs. 2008.  Total non-interest income for 2009 was $447,000 greater than for 2008.  Gains from sales of mortgage loans were $385,000 greater in 2009 as compared to 2008 due to an increase in the volume of loans sold.  Mortgage loans sold during 2009 totaled $27,857,000, compared to $971,000 in loan sales during 2008.  In addition, net gains on sales of securities totaled $110,000 during 2009, while no securities were sold during 2008.  Income from bank owned life insurance was $103,000 greater during 2009 as compared to 2008.  These increases were partially offset by a $226,000 decrease in service charges and fees on deposit accounts primarily due to decreases in overdraft fees, partially offset by increases in check card income.

Non-Interest Expense

2010 vs. 2009.  Total non-interest expense was $570,000 greater in 2010 as compared to 2009 primarily due to a $737,000 increase in salaries and employee benefits. While salaries were held to a less than 3% increase, health care costs, incentive plan expense, and pension costs contributed to the balance of the increase in salaries and employee benefits.  Other real estate owned expense increased $489,000 due to valuation write-downs and related increases in holding costs.  These increases were partially offset by a $313,000 decrease in FDIC premiums expenses and the absence of a $722,000 one-time, non-recurring pension-related charge recognized during the first quarter 2009.  During 2009 LCNB paid approximately $325,000 as its share of a general industry-wide special assessment levied by the FDIC as of June 30, 2009 and paid on September 30, 2009.

2009 vs. 2008.  Total non-interest expense was $2,161,000 greater in 2009 as compared to 2008.  FDIC premiums expenses during 2009 were $1,196,000 greater than in 2008.  In addition to general increases in FDIC premium rates, LCNB paid approximately $325,000 as its share of a general industry-wide special assessment levied by the FDIC as of June 30, 2009 and paid on September 30, 2009.  A prepaid assessment paid to the FDIC in December 2009 of approximately $3.1 million is being expensed from 2010 through 2012.  Another $722,000 of the increased expense was due to a one-time, non-recurring pension-related charge recognized during the first quarter 2009.  This charge was related to the redesign of LCNB’s retirement program to provide competitive benefits to employees and provide more predictable and lower retirement plan costs over the long term.  Because of the redesign, pension plan related balance sheet accounts were adjusted resulting in an approximate net $2.8 million after tax increase in other comprehensive income, which is a component of shareholders’ equity, and the $722,000 charge to non-interest expense.

The remainder of the increase in total non-interest expense is due to a $351,000 increase in salaries and wages primarily due to additional employees resulting from the opening of the Centerville Office in September 2008 and annual salary and wage adjustments.

These increases to non-interest expense were partially offset by a $200,000 decrease in intangible amortization expense.  The decrease is primarily due to the amortization in full during 2008 of an intangible asset related to the purchase of three offices from another bank in 1997.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2010, 2009, and 2008 were 21.4%, 22.6%, and 24.9%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and tax-exempt earnings from bank owned life insurance.  The effective rates for 2010 and 2009 are less than the rate for 2008 primarily due to increased investments in tax-exempt municipal securities.

Assets

Investment securities available-for-sale increased $34.3 million during 2010.  This growth was primarily in the U.S. Agency notes category, which increased $37.0 million, and the taxable municipal securities category, which increased $12.7 million.  These increases were partially offset by a $16.5 million decline in U.S. Agency mortgage-backed securities and a $6.5 million decline in corporate securities.  Because management suspects the economy is close to the bottom of the current interest rate cycle, new purchases have relatively short maturities.

Net loans decreased $5.1 million during 2010.  The commercial real estate loans portfolio, which increased $11.1 million, was the only category that showed growth during 2010.  Commercial and industrial loans decreased $6.7 million while consumer loans decreased $6.5 million, reflecting lower demand due to economic conditions during 2010.  Residential real estate loans decreased $3.0 million as LCNB continued to originate and sell low-fixed rate mortgages in the secondary market.  LCNB originated and sold $24.2 million of such loans to the Federal Home Loan Mortgage Corporation during 2010.

Deposits

Total deposits at December 31, 2010 were $14.4 million greater than at December 31, 2009.  The growth was in the liquid deposit products – checking accounts, NOW  and money fund deposit accounts, and savings deposits.  IRA and time certificate accounts decreased $11.9 million.

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

The liquidity of LCNB is enhanced by the fact that 81.8% of total deposits at December 31, 2010 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Liquid assets include cash, federal funds sold and securities available-for-sale.  Except for investments in the stock of the Federal Reserve Bank and FHLB and certain local municipal securities, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs, subject to certain pledging commitments for public funds, repurchase agreements, and other requirements.  At December 31, 2010, LCNB's liquid assets amounted to $246.8 million or 32.5% of total assets, an increase from $214.2 million or 29.2% of total assets at December 31, 2009.  The increase in liquid assets was due to growth in investment securities available-for-sale.

An additional source of funding is borrowings from the Federal Home Loan Bank ("FHLB").  FHLB borrowings of $23.1 million were outstanding at December 31, 2010 and the total available borrowing capacity at that date was approximately $26.0 million.  One of the factors limiting availability of FHLB borrowings is a bank’s ownership of FHLB stock.  LCNB could increase its available borrowing capacity if it purchased more FHLB stock.

Short-term borrowings may include repurchase agreements, federal funds purchased, and advances from a line of credit with another financial institution.  At December 31, 2009, LCNB could borrow up to $20 million through the line of credit and up to $17 million under federal funds arrangements with two other financial institutions. At December 31, 2010, LCNB had $7.0 million in federal funds borrowings, $10.4 million in repurchase agreements, and $3.0 million outstanding from the line of credit.

Commitments to extend credit at December 31, 2010 totaled $82.4 million and standby letters of credit totaled $6.5 million and are more fully described in Note 10 to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Capital expenditures may include the construction or acquisition of new office buildings, improvements to LCNB's twenty-five offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Material commitments for capital expenditures outstanding as of December 31, 2010 totaled approximately $1,815,000, which includes construction costs for a new drive-up facility at the Main Office and a new branch office in Monroe, computer upgrades, and new ATMs.

The following table provides information concerning LCNB's contractual obligations at December 31, 2010:

		Payments due by period
			Over 1	Over 3
		1 year	through 3	through 5	More than
	Total	or less	years	years	5 years
	(In thousands)

Long-term debt obligations	$23,120	5,000	6,000	3,319	8,801
Operating lease obligations	5,709	413	602	394	4,300
Purchase obligations	1,815	1,815	-	-	-
Estimated pension plan contribution for 2011	787	787	-	-	-
Certificates of deposit:
$100,000 and over	83,483	35,661	21,315	16,582	9,925
Other time certificates	141,963	71,781	35,166	30,231	4,785
Total	$256,877	115,457	63,083	50,526	27,811

The following table provides information concerning LCNB's commitments at December 31, 2010:

		Amount of Commitment Expiration Per Period
	Total		Over 1	Over 3
	Amounts	1 year	through 3	through 5	More than
	Committed	or less	years	years	5 years
	(In thousands)

Commitments to extend Credit	$3,536	3,536	-	-	-
Unused lines of credit	78,842	42,500	11,206	14,040	11,096
Standby letters of credit	6,528	731	46	200	5,551
Total	$88,906	46,767	11,252	14,240	16,647

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2010 and 2009 is included in Note 11, "Regulatory Matters", of the 2010 Annual Report to Shareholders.

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

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for the stock dividend.  Through December 31, 2010, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2010.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2010.  No shares were purchased under this program during 2010.

LCNB established an Ownership Incentive Plan during 2002 that allows for stock-based awards to eligible employees.  The awards may be in the form of stock options, share awards, and/or appreciation rights. The plan provides for the issuance of up to 200,000 shares, as restated for the stock dividend.  The following table provides the stock options granted to key executive officers of LCNB for the years indicated:

2006	7,934
2007	8,116
2008	13,918
2009	29,110
2010	20,798

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

On January 9, 2009, LCNB received $13.4 million of capital from the U.S. Treasury Department under the CPP and issued 13,400 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to the U.S. Treasury Department for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26 per share.  LCNB allocated $583,000 of the proceeds from the preferred stock issuance to the warrant.

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

LCNB Corp. exceeded all regulatory requirements to be classified as “well capitalized” before accepting the CPP investment and exceeded the regulatory requirements after the redemption.

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as doubtful, substandard, or special mention.  For such loans an allowance is established when the discounted cash flows or collateral value is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors, which include trends in underperforming loans, trends in the volume and terms of loans, economic trends and conditions, concentrations of credit, trends in the quality of loans, and borrower financial statement exceptions.

Based on its evaluations, management believes that the allowance for loan losses will be adequate to absorb estimated losses inherent in the current loan portfolio.

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2010 are composed primarily of goodwill and a core deposit intangible related to the acquisition of Sycamore during the fourth quarter 2007 and mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible is being amortized on a straight line basis over six years.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

LCNB CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31

2010
Interest income	$8,592	8,520	8,463	8,414
Interest expense	2,162	2,105	2,081	1,986
Net interest income	6,430	6,415	6,382	6,428
Provision for loan losses	208	511	268	693
Net interest income after provision	6,222	5,904	6,114	5,735
Total non-interest income	1,763	2,525	1,939	2,704
Total non-interest expenses	5,207	5,218	5,541	5,313
Income before income taxes	2,778	3,211	2,512	3,126
Provision for income taxes	637	527	561	769
Net income from continuing operations	2,141	2,684	1,951	2,357
Income from discontinued operations, net of tax	71	68	38	63
Net income	$2,212	2,752	1,989	2,420

Basic earnings per common share:
Continuing operations	$0.32	0.40	0.30	0.35
Discontinued operations	0.01	0.01	-	0.01
Diluted earnings per common share:
Continuing operations	0.32	0.40	0.30	0.34
Discontinued operations	0.01	0.01	-	0.01

2009
Interest income	$8,606	8,659	8,767	8,821
Interest expense	2,728	2,526	2,455	2,351
Net interest income	5,878	6,133	6,312	6,470
Provision for loan losses	98	208	664	430
Net interest income after provision	5,780	5,925	5,648	6,040
Total non-interest income	1,762	1,818	1,774	1,894
Total non-interest expenses	5,552	5,403	4,832	4,922
Income before income taxes	1,990	2,340	2,590	3,012
Provision for income taxes	429	520	574	722
Net income from continuing operations	1,561	1,820	2,016	2,290
Income from discontinued operations, net of tax	2	20	27	30
Net income	1,563	1,840	2,043	2,320
Preferred stock dividends and discount accretion	102	206	206	594
Net income available to common shareholders	$1,461	1,634	1,837	1,726

Basic earnings per common share:
Continuing operations	$0.22	0.24	0.27	0.26
Discontinued operations	-	-	-	0.01
Diluted earnings per common share:
Continuing operations	0.22	0.24	0.27	0.25
Discontinued operations	-	-	-	0.01

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 300 basis points scenario to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2010 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income and a decrease in interest rates at all shock levels will have a negative effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$27,757	685	2.53%
Up 200	27,500	428	1.58%
Up 100	27,233	161	0.59%
Base	27,072	-	-%
Down 100	26,979	(93)	-0.34%
Down 200	27,013	(59)	-0.22%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at December 31, 2010 is shown below.  As shown below, the December 31, 2010 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$63,719	(19,927)	-23.82%
Up 200	69,941	(13,705)	-16.38%
Up 100	76,540	(7,106)	-8.50%
Base	83,646	-	-%
Down 100	86,660	3,014	3.60%
Down 200	95,712	12,066	14.43%

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

Management assessed LCNB’s internal controls as of December 31, 2010, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, LCNB’s internal control over financial reporting met the criteria.

J.D. Cloud & Co. L.L.P., an independent registered public accounting firm, has issued an attestation report on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2010.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson	/s/Robert C. Haines II
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors March 1, 2011	Robert C. Haines II Executive Vice President & Chief Financial Officer March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio

We have audited LCNB Corp. and subsidiaries’ internal control over financial reporting as of  December 31, 2010, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  LCNB Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management’s Assessment of Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion,  LCNB Corp. and subsidiaries  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of LCNB Corp. and subsidiaries, and our report dated March 1, 2011 expressed an unqualified opinion.

Cincinnati, Ohio
March 1, 2011	By:	/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the management of LCNB Corp. and subsidiaries.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCNB Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCNB Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion.

Cincinnati, Ohio
March 1, 2011	By:	/s/J.D. Cloud & Co. L.L.P.
Certified Public Accountants

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2010	2009
ASSETS:
Cash and due from banks	$10,817	12,626
Interest-bearing demand deposits	182	-
Total cash and cash equivalents	10,999	12,626

Investment securities:
Available-for-sale, at fair value	235,882	201,578
Held-to-maturity, at cost	12,141	13,030
Federal Reserve Bank stock, at cost	939	940
Federal Home Loan Bank stock, at cost	2,091	2,091
Loans, net	452,350	457,418
Premises and equipment, net	16,017	15,722
Goodwill	5,915	5,915
Bank owned life insurance	14,242	14,122
Other assets	9,558	10,967
TOTAL ASSETS	$760,134	734,409

LIABILITIES:
Deposits:
Noninterest-bearing	$98,994	93,894
Interest-bearing	539,545	530,285
Total deposits	638,539	624,179
Short-term borrowings	21,691	14,265
Long-term debt	23,120	24,960
Accrued interest and other liabilities	6,077	5,390
TOTAL LIABILITIES	689,427	668,794

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares - no par value, authorized 12,000,000 shares, issued 7,445,514 shares at December 31, 2010 and 2009	11,068	11,068
Surplus	15,447	15,407
Retained earnings	54,045	48,962
Treasury shares at cost, 755,771 shares and 758,282 shares at December 31, 2010 and 2009, respectively	(11,698)	(11,737)
Accumulated other comprehensive income, net of taxes	1,845	1,915
TOTAL SHAREHOLDERS' EQUITY	70,707	65,615

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$760,134	734,409

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2010	2009	2008
INTEREST INCOME:
Interest and fees on loans	$26,977	27,493	29,024
Interest on investment securities:
Taxable	3,686	4,237	2,641
Non-taxable	3,126	2,921	1,995
Other investments	200	202	689
TOTAL INTEREST INCOME	33,989	34,853	34,349

INTEREST EXPENSE:
Interest on deposits	7,613	9,434	13,145
Interest on short-term borrowings	27	3	13
Interest on long-term debt	694	623	263
TOTAL INTEREST EXPENSE	8,334	10,060	13,421
NET INTEREST INCOME	25,655	24,793	20,928
PROVISION FOR LOAN LOSSES	1,680	1,400	620

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,975	23,393	20,308

NON-INTEREST INCOME:
Trust income	1,897	1,916	1,861
Service charges and fees on deposit accounts	3,953	3,985	4,211
Net gain on sales of securities	948	110	-
Bank owned life insurance income	1,389	637	534
Gains from sales of mortgage loans	496	396	11
Other operating income	248	204	184
TOTAL NON-INTEREST INCOME	8,931	7,248	6,801

NON-INTEREST EXPENSE:
Salaries and employee benefits	11,271	10,534	10,183
Equipment expenses	889	995	973
Occupancy expense, net	1,875	1,721	1,652
State franchise tax	703	610	614
Marketing	448	408	433
Intangible amortization	57	57	257
FDIC premiums	958	1,271	75
ATM expense	513	513	456
Computer maintenance and supplies	456	449	454
Telephone expense	414	407	439
Other real estate owned	506	17	9
Write-off of pension asset	-	722	-
Other non-interest expense	3,189	3,005	3,003
TOTAL NON-INTEREST EXPENSE	21,279	20,709	18,548

INCOME BEFORE INCOME TAXES	11,627	9,932	8,561
PROVISION FOR INCOME TAXES	2,494	2,245	2,134
NET INCOME FROM CONTINUING OPERATIONS	9,133	7,687	6,427
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	240	79	176
NET INCOME	9,373	7,766	6,603
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	-	1,108	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$9,373	6,658	6,603

Basic earnings per common share:
Continuing Operations	$1.37	0.99	0.96
Discontinued Operations	0.03	0.01	0.03

Diluted earnings per common share:
Continuing operations	1.36	0.98	0.96
Discontinued operations	0.03	0.01	0.03

Weighted average shares outstanding:
Basic	6,687,500	6,687,232	6,687,232
Diluted	6,736,622	6,701,309	6,687,232

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2010	2009	2008

Net income	$9,373	7,766	6,603

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $231, $905, and $234 for 2010, 2009, and 2008, respectively)	448	1,756	453

Change in nonqualified pension plan unrecognized net gain (loss) (net of taxes of $71 and $111 for 2010 and 2009)	138	-215	-

Reversal of pension plan net unrecognized net loss (net of taxes or $1,564)		3,037	-

Reclassification adjustment for:

Net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $323 and $38 for 2010 and 2009, respectively)	-625	-72	-

Recognition of nonqualified pension plan net (gain) loss (net of taxes of $16 for 2010)	-31	-	-

Recognition of pension plan net (gain) loss (net of taxes of $627 for 2008)	-	-	-1,219

TOTAL COMPREHENSIVE INCOME	$9,303	12,272	5,837

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$1,953	2,130	446
Net unfunded liability for nonqualified pension plan	-108	-215	-
Net unfunded liability for defined benefit pension plan	-	-	-3,037
Balance at year-end	$1,845	1,915	-2,591

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31,
(Dollars in thousands, except per share amounts)

							Accumulated
	Common						Other	Total
	Shares	Preferred	Common		Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Shares	Shares	Surplus	Earnings	Shares	Income (Loss)	Equity

Balance, January 1, 2008	6,687,232	-	11,068	14,761	44,261	(11,737)	(1,825)	56,528
Net income					6,603			6,603
Net unrealized gain (loss) on available-for-sale securities, net of tax							453	453
Change in pension plan unrecognized net loss, net of tax and reclassification adjustment							(1,219)	(1,219)
Compensation expense relating to stock options				31				31
Common stock dividends, $0.64 per share					(4,280)			(4,280)
Balance, December 31, 2008	6,687,232	-	11,068	14,792	46,584	(11,737)	(2,591)	58,116

Net income					7,766			7,766
Issuance of preferred stock and related warrants		12,817		583				13,400
Redemption of preferred stock		(13,400)						(13,400)
Net unrealized gain (loss) on available-for-sale securities, net of tax							1,756	1756
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income, net of taxes							(72)	(72)
Change in nonqualified pension plan unrecognized net loss, net of tax							(215)	(215)
Reversal of pension plan unrecognized net loss, net of tax							3,037	3,037
Compensation expense relating to stock options				32				32
Preferred stock dividends and discount accretion		583			(1,108)			(525)
Common stock dividends, $0.64 per share					(4,280)			(4,280)
Balance, December 31, 2009	6,687,232	-	11,068	15,407	48,962	(11,737)	1,915	65,615

Net income					9,373			9,373
Net unrealized gain (loss) on available-for-sale securities, net of tax							448	448
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income, net of taxes							(625)	(625)
Change in nonqualified pension plan unrecognized net gain (loss), net of tax							138	138
Reclassification adjustment for recognition of pension plan net (gain) loss, net of taxes							(31)	(31)
Compensation expense relating to stock options				40				40
Restricted stock awards	2,511				(10)	39		29
Common stock dividends, $0.64 per share					(4,280)			(4,280)
Balance, December 31, 2010	6,689,743	-	11,068	15,447	54,045	(11,698)	1,845	70,707

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	9,373	7,766	6,603
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,814	2,434	2,096
Provision for loan losses	1,680	1,400	620
Deferred income tax provision (benefit)	(112)	(375)	(43)
Federal Home Loan Bank stock dividends	-	-	(82)
Increase in cash surrender value of bank owned life insurance	(597)	(637)	(534)
Bank owned life insurance death benefits in excess of cash surrender value	(792)	-	-
Realized (gain) loss on sales of securities available-for-sale	(948)	(110)	-
Realized (gain) loss on sale of premises and equipment	16	(23)	(3)
Origination of mortgage loans for sale	(24,200)	(27,857)	(971)
Realized gains from sales of mortgage loans	(496)	(395)	(12)
Proceeds from sales of mortgage loans	24,438	27,974	972
Compensation expense related to stock options	40	32	31
Write-down of other real estate owned	389	-	-
Increase (decrease) due to changes in assets and liabilities:
Income receivable	275	(421)	(363)
Other assets	895	(3,678)	249
Other liabilities	1,025	2,624	(150)
TOTAL ADJUSTMENTS	4,427	968	1,810

NET CASH FLOWS FROM OPERATING ACTIVITIES	13,800	8,734	8,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	53,365	14,610	-
Proceeds from maturities of investment securities:
Available-for-sale	63,203	68,578	44,525
Held-to-maturity	5,474	911	-
Purchases of investment securities:
Available-for-sale	(151,589)	(148,576)	(92,874)
Held-to-maturity	(4,582)	(11,997)	-
Proceeds from redemption of Federal Home Loan Bank stock	1	-	-
Purchase of Federal Reserve Bank stock	-	(3)	(215)
Net (increase) decrease in loans	3,003	(10,196)	(8,013)
Proceeds from bank owned life insurance death benefits	1,269	-	-
Purchase of bank owned life insurance	-	-	(1,500)
Additions to other real estate owned	-	-	(37)
Proceeds from sales of other real estate owned	51	-	877
Proceeds from sales of repossessed assets	143	72	10
Purchases of premises and equipment	(1,447)	(1,322)	(2,519)
Proceeds from sales of premises and equipment	16	24	3
NET CASH FLOWS FROM INVESTING ACTIVITIES	(31,093)	(87,899)	(59,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	14,360	46,557	41,693
Net increase in short-term borrowings	7,426	12,059	747
Proceeds from long-term debt	-	21,000	-
Principal payments on long-term debt	(1,840)	(1,040)	-
Proceeds from issuance of preferred stock	-	13,400	-
Redemption of preferred stock	-	(13,400)	-
Cash dividends paid on common stock	(4,280)	(4,280)	(4,280)
Cash dividends paid on preferred stock	-	(525)	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	15,666	73,771	38,160

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,627)	(5,394)	(13,170)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,626	18,020	31,190

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,999	12,626	18,020

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended December 31,
(Dollars in thousands)

	2010	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$8,378	10,172	13,501
Income taxes	2,471	2,250	2,375

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Investment securities transferred from available-for-sale to held-to-maturity	-	1,944	-
Transfer from loans to other real estate owned and repossessed assets	183	2,438	99

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

LOANS
The Company’s loan portfolio includes most types of residential and commercial real estate loans, consumer loans, commercial and industrial loans, agricultural loans and other types of loans. Most of the properties collateralizing the loan portfolio are located within the Company’s market area.

Loans are stated at the principal amount outstanding, net of unearned income, deferred origination fees and costs, and the allowance for loan losses.  Interest income is accrued on the unpaid principal balance. The delinquency status of a loan is based on contractual terms and not on how recently payments have been received.  Generally, a loan is placed on non-accrual status when it is classified as impaired or there is an indication that the borrower’s cash flow may not be sufficient to make payments as they come due, unless the loan is well secured and in the process of collection.  Subsequent cash receipts on non-accrual loans are recorded as a reduction of principal and interest income is recorded once principal recovery is reasonably assured.  The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for loan losses.

Loan origination fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of loan yields.  These amounts are being amortized over the lives of the related loans.

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded.  The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.  Consumer loans are charged off when they reach 120 days past due.  Subsequent recoveries, if any, are credited to the allowance.

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

The provision for loan losses is determined by management based upon its evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio.  Current methodology used by management to estimate the allowance takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, historic categorical trends, current delinquency levels as related to historical levels, portfolio growth rates, changes in composition of the portfolio, the current economic environment, as well as current allowance adequacy in relation to the portfolio.  Management is cognizant that reliance on historical information coupled with the cyclical nature of the economy, including credit cycles, affects the allowance.  Management considers all of these factors prior to making any adjustments to the allowance due the subjectivity and imprecision involved in allocation methodology.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are specifically reviewed for impairment.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers loans not specifically reviewed for impairment and homogeneous loan pools, such as residential real estate and consumer loans.  The general component is measured for each loan category separately based on each category’s average of historical loss experience over a thirty-six month period, adjusted for qualitative factors.  Such qualitative factors may include current economic conditions if different from the three-year historical loss period, trends in underperforming loans, trends in volume and terms of loan categories, concentrations of credit, and trends in loan quality.

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

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

The Company’s other intangible assets relate to core deposits acquired from Sycamore and an intangible related to the purchase of three branches from another bank.  These intangible assets are amortized on a straight-line basis over their estimated useful lives.  Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised.

BANK OWNED LIFE INSURANCE
The Company has purchased life insurance policies on certain officers of the Company.  The Company is the beneficiary of these policies and has recorded the estimated cash surrender value in other assets in the consolidated balance sheets.  Income on the policies, based on the increase in cash surrender value and any incremental death benefits, is included in other non-interest income in the consolidated statements of income.

FAIR VALUE MEASUREMENTS
Accounting guidance establishes a fair value hierarchy to prioritize the inputs to valuation techniques used to measure fair value.  A financial instrument’s level within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The three broad input levels are:

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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings.  the Company has not selected any financial instruments for the fair value option as of December 31, 2010 or 2009.

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

ADVERTISING EXPENSE
Advertising costs are expensed as incurred and are recorded as a marketing expense, a component of non-interest expense.

EMPLOYEE BENEFITS
Effective January 1, 2009, the Company redesigned its qualified noncontributory defined benefit retirement plan and merged its single-employer plan into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Employees hired on or after January 1, 2009 are not eligible to participate in this plan.  Effective February 1, 2009, the Company amended the plan to reduce benefits for those whose age plus vesting service equaled less than 65 at that date.  Also effective February 1, 2009, an enhanced 401-K plan was made available to those hired on or after January 1, 2009 and to those who received benefit reductions from the amendments to the noncontributory defined benefit retirement plan.  Also effective February 1, 2009, the Company established a nonqualified defined benefit retirement plan for certain highly compensated employees.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

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

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Update No. 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset,” was issued by the Financial Accounting Standards Board (the “FASB”) in April 2010.  This update applies to the modification of a loan or loans that are part of a pool that is accounted for in the aggregate under the terms of Accounting Standards Codification ("ASC") 310-30-15-6.  As a result of the amendments in the update, modifications of loans that are accounted for within a pool do not result in the removal of the modified loans from the pool, even if the modification is considered a troubled debt restructuring.  The amendments in the update are effective for modifications occurring in the first interim or annual period ending on or after July 15, 2010.   The Company does not currently account for any loans on a pooled basis and does not anticipate that adoption of this update will have a material effect on its consolidated financial statements.

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

NOTE 2 -    INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities at December 31 are summarized as follows (000’s):

	2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$19,724	16	155	19,585
U.S. Agency notes	83,600	107	845	82,862
U.S. Agency mortgage-backed securities	31,786	1,364	56	33,094
Corporate securities	2,012	13	-	2,025
Municipal securities:
Non-taxable	71,902	2,642	116	74,428
Taxable	22,049	302	383	21,968
Other debt securities	1,063	-	10	1,053
Trust preferred securities	549	57	2	604
Equity securities	249	18	4	263
	$232,934	4,519	1,571	235,882

	2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury notes	$13,288	49	29	13,308
U.S. Agency notes	45,931	207	250	45,888
U.S. Agency mortgage-backed securities	48,650	1,093	119	49,624
Corporate securities	8,450	64	26	8,488
Municipal securities:
Non-taxable	72,002	2,056	36	74,022
Taxable	9,127	176	2	9,301
Other debt securities	542	-	4	538
Trust preferred securities	298	46	-	344
Equity securities	62	3	-	65
	$198,350	3,694	466	201,578

The fair value of held-to-maturity investment securities, consisting of non-taxable and taxable municipal securities, approximates amortized cost at December 31, 2010 and 2009.

NOTE 2 -    INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2010 were as follows (000’s).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$13,247	13,325	4,293	4,293
Due from one to five years	118,357	118,620	345	345
Due from five to ten years	61,381	62,612	1,016	1,016
Due after ten years	6,302	6,311	6,487	6,487
	199,287	200,868	12,141	12,141
U.S. Agency mortgage-backed securities	31,786	33,094	-	-
Other debt securities	1,063	1,053	-	-
Trust preferred securities	549	604	-	-
Equity securities	249	263	-	-
	$232,934	235,882	12,141	12,141

Substantially all securities in unrealized loss positions at December 31, 2010 have been in a loss position less than twelve months.  Management has determined that the unrealized losses at December 31, 2010 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Investment securities with a market value of $143,428,000 and $167,350,000 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

For the years ended December 31, 2010 and 2009, proceeds from sales of securities available-for-sale amounted to $53,365,000 and $14,610,000, respectively.  Gross realized gains during 2010 and 2009 amounted to $948,000 and $226,000, respectively, and gross realized losses during 2009 amounted to $116,000.  No investment securities were sold at a loss during 2010 and no investments securities were sold during 2008.

NOTE 3 -    LOANS

Major classifications of loans at December 31 were as follows (000's):

	2010	2009

Commercial and industrial	$36,122	42,807
Commercial, secured by real estate	196,136	185,024
Residential real estate	190,277	193,293
Consumer	19,691	26,185
Agricultural	2,966	3,125
Other loans, including deposit overdrafts	9,413	9,422
	454,605	459,856
Deferred origination costs, net	386	560
	454,991	460,416
Less allowance for loan losses	2,641	2,998
Loans-net	$452,350	457,418

Changes in the allowance for loan losses were as follows (000's):

	2010	2009	2008

BALANCE - BEGINNING OF YEAR	$2,998	2,468	2,468
Provision for loan losses	1,680	1,400	620
Charge-offs	(2,291)	(1,208)	(1,047)
Recoveries	254	338	427
BALANCE - END OF YEAR	$2,641	2,998	2,468

Charge-offs for 2010 include $684,000 charged-off on two commercial real estate loans made to the same borrower, $421,000 in charge-offs on four additional commercial real estate loans, and a commercial and industrial loan charge-off of $281,000 on a business that had ceased operations during that year.  Consumer loan charge-offs during 2010 totaled $422,000.  Charge-offs for 2009 and 2008 include consumer loan charge-offs totaling $490,000 and $617,000, respectively.  The decrease in consumer loan charge-offs during 2009 is primarily due to shrinkage in the consumer loan portfolio.  The increase in consumer loan charge-offs during 2008 reflects a greater number of delinquent loans, primarily due to deteriorating economic conditions.  Charge-offs for 2009 also include charge-offs totaling $352,000 on three commercial real estate loans.

Non-accrual, past-due, and restructured loans at December 31 were as follows (000’s):

	2010	2009

Non-accrual loans	$3,761	2,939
Past-due 90 days or more and still accruing	300	924
Restructured loans	9,088	7,173
Total	$13,149	11,036

NOTE 3 -    LOANS (Continued)

Non-accrual loans at December 31, 2010 and 2009 included two restructured commercial real estate loans to the same borrower totaling $750,000 and $1,444,000, respectively, and two commercial real estate loans to a different borrower totaling $605,000 and $641,000 at year-end 2010 and 2009, respectively.  The $694,000 reduction in the first two loans was due to charge-offs recognized during 2010 totaling $684,000 and a $10,000 payment applied to principal.  The $36,000 reduction in the second two loans was due to loan payments received that were applied to principal.  Also included in non-accrual loans at December 31, 2010 was a commercial and industrial loan that had been charged down to a loan balance of $595,000, the amount of a guarantee from the Small Business Administration.  The guarantee payment was received in January 2011.  The remainder of non-accrual loans at December 31, 2010 consisted of two commercial real estate loans totaling $932,000, a land acquisition and development loan totaling $90,000, and nine residential real estate loans totaling $789,000.  The remainder of non-accrual loans at December 31, 2009 consisted of a commercial real estate loan with a balance of $142,000 and five residential real estate mortgage loans totaling $712,000.

Interest income that would have been recorded during 2010 and 2009 if loans on non-accrual status at December 31, 2010 and 2009 had been current and in accordance with their original terms was approximately $245,000 and $111,000, respectively.

Restructured loans at December 31, 2010 consisted of four commercial real estate loans totaling $8,787,000 and one commercial and industrial loan totaling $301,000.  Restructured loans at December 31, 2009 consisted of three commercial real estate loans totaling $5,687,000, two commercial and industrial loans to the same borrower totaling $1,001,000,  and a third commercial and industrial loan totaling $485,000.  The borrower with the two commercial and industrial loans totaling $1,001,000 ceased operations during 2010.  The Company transferred the loans to non-accrual status and charged them down to a loan balance of $595,000, the amount of a Small Business Administration guarantee (see non-accrual discussion above).  A commercial real estate loan classified as restructured at December 31, 2009 when it had a principal balance of $302,000 was classified as non-accrual at December 31, 2010 when it had a balance of $206,000.  The reduction in principal was due to principal payments of $40,000 and a partial charge-off of $56,000

The following is a summary of information pertaining to loans considered to be impaired at December 31 (000’s):

	2010	2009

Impaired loans without a valuation allowance	$9,477	6,927
Impaired loans with a valuation allowance	3,626	3,249
Total impaired loans	13,103	10,176

Valuation allowance related to impaired loans	$296	858

Approximately $1.2 million of impaired loans without a valuation allowance and $2.3 million of impaired loans with a valuation allowance at December 31, 2010 consisted of loans that were modified during 2010 and were determined to be troubled debt restructurings.  The valuation allowance related to impaired loans decreased primarily due to charge-offs recognized during 2010.

NOTE 3 -    LOANS (Continued)

A loan with a balance of $595,000 and $798,000 at December 31, 2010 and 2009, respectively, included in impaired loans with a valuation allowance at both December 31, 2010 and 2009  is guaranteed by the Small Business Administration ( the “SBA”) under its Basic 7(a) Loan Program.  The borrower ceased business operations during 2010 and the Company wrote the loan balance down to the guarantee amount, which was received from the SBA in January 2011.

The average balance of impaired loans during 2010, 2009 and 2008 was $14,439,000, $12,627,000, and $5,697,000, respectively. During 2010, the Company recognized approximately $552,000 of interest income on impaired loans, none of which was recognized on a cash basis.  During 2009, the Company recognized approximately $565,000 of interest income on impaired loans, of which none was recognized on a cash basis.  During 2008, the Company recognized approximately $289,000 of interest income on impaired loans, of which $57,000 was recognized on a cash basis.  The Company continued to accrue interest on certain loans classified as impaired during 2010, 2009, and 2008 because they were restructured or considered well secured and in the process of collection.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

NOTE 3 -    LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (000’s):

	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Balance, beginning of year	546	1,628	491	313	-	9	11	2,998
Provision charged to expenses	13	1,102	297	235	-	44	(11)	1,680
Losses charged off	(289)	(1,105)	(331)	(422)	-	(144)	-	(2,291)
Recoveries	35	-	2	120	-	97	-	254
Balance, end of year	305	1,625	459	246	-	6	-	2,641

Ending balance: individually evaluated for impairment	120	176	-	-	-	-	-	296
Ending balance: collectively evaluated for impairment	185	1,449	459	246	-	6	-	2,345

Loans:
Ending balance	36,122	196,136	190,277	19,691	2,966	9,413	-	454,605
Ending balance: individually evaluated for impairment	1,371	11,199	533	-	-	-	-	13,103
Ending balance: collectively evaluated for impairment	34,751	184,937	189,744	19,691	2,966	9,413	-	441,502

December 31, 2009
Allowance for loan losses:
Balance, beginning of year	369	1,182	471	429	-	13	4	2,468
Provision charged to expenses	211	798	169	171	-	44	7	1,400
Losses charged off	(36)	(352)	(152)	(493)	-	(175)	-	(1,208)
Recoveries	2	-	3	206	-	127	-	338
Balance, end of year	546	1,628	491	313	-	9	11	2,998

Ending balance: individually evaluated for impairment	293	565	-	-	-	-	-	858
Ending balance: collectively evaluated for impairment	253	1,063	491	313	-	9	11	2,140

Loans:
Ending balance	42,807	185,024	193,293	26,185	3,125	9,422	-	459,856
Ending balance: individually evaluated for impairment	1,745	8,431	-	-	-	-	-	10,176
Ending balance: collectively evaluated for impairment	41,062	176,593	193,293	26,185	3,125	9,422	-	449,680

NOTE 3 -    LOANS (Continued)

The Company uses a risk-rating system to quantify loan quality.  A loan is assigned to a risk category based on relevant information about the ability of the borrower to service the debt including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends.  The categories used are:

•	Pass – loans categorized in this category are higher quality loans that do not fit any of the other categories described below.

•
Other Assets Especially Mentioned (OAEM) - loans in this category are currently protected but are potentially weak.  These loans constitute a risk but not to the point of justifying a classification of substandard.  The credit risk may be relatively minor yet constitute an undue risk in light of the circumstances surrounding a specific asset.

•
Substandard – loans in this category are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
Doubtful – loans classified in this category have all the weaknesses inherent in loans classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

An analysis of the Company’s loan portfolio by credit quality indicators at December 31, 2010 is as follows (000’s):

	No Grade	Pass	OAEM	Substandard	Doubtful	Total
Commercial & industrial	1,299	32,421	1,177	1,225	-	36,122
Commercial, secured by real estate	2,053	179,710	4,897	8,574	902	196,136
Residential real estate	17,346	170,900	264	1,702	65	190,277
Consumer	394	19,144	-	72	81	19,691
Agricultural	247	2,719	-	-	-	2,966
Other	116	9,297	-	-	-	9,413
Total	21,455	414,191	6,338	11,573	1,048	454,605

NOTE 3 -    LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (000’s):

	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	Total Loans Greater Than 90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing

December 31 , 2010
Commercial & industrial	$138	-	595	733	35,389	36,122	1
Commercial real estate	753	-	1,766	2,519	193,617	196,136	114
Residential real estate	482	36	698	1,216	189,061	190,277	110
Consumer	231	54	76	361	19,330	19,691	75
Agricultural	-	-	-	-	2,966	2,966	-
Other	5	-	-	5	9,408	9,413	-
Total	1,609	90	3,135	4,834	449,771	454,605	300

December 31 , 2009
Commercial & industrial	26	8	1	35	42,772	42,807	1
Commercial real estate	95	1,335	1,060	2,490	182,534	185,024	277
Residential real estate	1,383	40	1,086	2,509	190,784	193,293	575
Consumer	444	144	71	659	25,526	26,185	71
Agricultural	-	-	-	-	3,125	3,125	-
Other	-	-	-	-	9,422	9,422	-
Total	1,948	1,527	2,218	5,693	454,163	459,856	924

NOTE 3 -    LOANS (Continued)

Impaired loans for the years ended December 31 were as follows (000’s):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
Commercial & industrial	594	594	-	751	9
Commercial real estate	8,350	8,350	-	9,058	372
Residential real estate	533	533	-	534	-
Total	9,477	9,477	-	10,343	381

With an allowance recorded:
Commercial & industrial	356	476	120	693	29
Commercial real estate	2,974	3,150	176	3,403	142
Residential real estate	-	-	-	-	-
Total	3,330	3,626	296	4,096	171

Total:
Commercial & industrial	950	1,070	120	1,444	38
Commercial real estate	11,324	11,500	176	12,461	514
Residential real estate	533	533	-	534	-
Total	12,807	13,103	296	14,439	552

December 31, 2009
With no related allowance recorded:
Commercial & industrial	208	208	-	775	39
Commercial real estate	6,719	6,719	-	7,054	332
Total	6,927	6,927	-	7,829	371

With an allowance recorded:
Commercial & industrial	743	1,036	293	1,087	60
Commercial real estate	1,648	2,213	565	3,711	133
Total	2,391	3,249	858	4,798	193

Total:
Commercial & industrial	951	1,244	293	1,862	99
Commercial real estate	8,367	8,932	565	10,765	466
Total	9,318	10,176	858	12,627	565

NOTE 3 -    LOANS (Continued)

Non-accrual loans at December 31 were as follows (000’s):

	2010	2009

Commercial and industrial	$595	-
Commercial, secured by real estate	2,377	2,227
Residential real estate	789	712
	3,761	2,939

Troubled debt restructurings that subsequently defaulted as of December 31 were as follows (000’s):

	December 31, 2010		December 31, 2009
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance

Commercial and industrial	1	$595	-	$-
Commercial,secured by real estate	2	957	2	1,444
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Agricultural	-	-	-	-
Other	-	-	-	-
	3	$1,552	2	$1,444

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying balance sheets.  The unpaid principal balances of those loans at December 31, 2010, 2009 and 2008 were $70,705,000, $57,369,000, and $37,783,000 respectively.

Mortgage servicing right assets were $474,000 and $327,000 at December 31, 2010 and 2009, respectively, and are included in other assets in the consolidated balance sheets.  Approximately $258,000, $278,000, and $11,000 in mortgage servicing rights were capitalized and $111,000, $89,000, and $53,000 were amortized to loan servicing income, which is included with service charges and fees in the consolidated statements of income, during the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 4 –    OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned were as follows (000’s):

	2010	2009
Balance, beginning of year	$2,424	39
Additions	104	2,385
Reductions due to sales	(51)	-
Reductions due to valuation write downs	(389)	-
Balance, end of year	$2,088	2,424

NOTE 4 -    OTHER REAL ESTATE OWNED (Continued)

Additions for the 2010 period consisted of one single family residential home.  Additions for the 2009 period consisted of two commercial real estate properties.  Other real estate owned at December 31, 2010 consisted of two commercial properties and two single-family residential homes.  Other real estate owned at December 31, 2009 consisted of two commercial properties and one single-family residential home.

NOTE 5 -    PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (000's):

	2010	2009

Land	$4,687	4,388
Buildings	14,290	14,286
Equipment	11,242	11,145
Construction in progress	244	-
Total	30,463	29,819
Less – Accumulated depreciation	14,446	14,097
Premises and equipment – net	$16,017	15,722

Depreciation charged to income was $1,056,000 in 2010, $1,181,000 in 2009, and $1,142,000 in 2008.

NOTE 6 -    LEASES

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  At December 31, 2010, required minimum annual rentals due in the future on non-cancelable leases having terms in excess of one year aggregated $5,709,000.  Minimum annual rentals for each of the years 2011 through 2015 are as follows (000's):

2011	$413
2012	355
2013	247
2014	213
2015	181
Thereafter	4,300
$5,709

Rental expense for all leased branches and equipment was approximately $448,000 in 2010, $443,000 in 2009, and $451,000 in 2008.

NOTE 7 -    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill relating to the acquisition of Sycamore was $5,915,000 at December 31, 2010 and 2009.

Other intangible assets included in “other assets” in the consolidated balance sheets at December 31, 2010 and 2009 were as follows (000’s):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2010:
Core deposit intangible	$343	172	171
Intangible related to branch purchases	6,106	6,106	-
Mortgage servicing rights	1,070	596	474
Other intangibles	89	89	-
Total	$7,608	6,963	645

December 31, 2009:
Core deposit intangible	$343	115	228
Intangible related to branch purchases	6,106	6,106	-
Customer list intangible	515	184	331
Mortgage servicing rights	812	485	327
Other intangibles	109	109	-
Total	$7,885	6,999	886

During December 2007, the Company recorded core deposit intangibles totaling $343,000 in connection with the acquisition of Sycamore.  The core deposit intangible is being amortized on a straight-line basis over the six-year estimated useful life of the deposit base.

The intangible related to branch purchases relates to the purchase of three branch offices from another bank in 1997.  Management determined that this purchase did not meet the definition of a business combination and amortized the intangible over ten years.  The customer list intangible at December 31, 2010 relates to the purchase by Dakin of the existing book of business of another insurance agency in 2006.  This purchase consisted solely of a customer list intangible asset, which is being amortized over ten years.  This intangible is not included in the list for December 31, 2010 because of Dakin’s status as a discontinued operation.

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2010 is as follows (000’s):

2011	$163
2012	145
2013	128
2014	60
2015	50

NOTE 8 -    CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2010 were as follows (000’s):

	Certificates
	Equal to or	All Other
	Over $100,000	Certificates	Total

2011	$35,661	71,781	107,442
2012	11,930	16,597	28,527
2013	9,385	18,569	27,954
2014	9,443	16,615	26,058
2015	7,139	13,616	20,755
Thereafter	9,925	4,785	14,710
	$83,483	141,963	225,446

NOTE 9 -    BORROWINGS

Funds borrowed from the Federal Home Loan Bank of Cincinnati at December 31 are as follows (000’s):

	Current
	Interest
	Rate	2010	2009

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$5,000	5,000
Advance due August 2012	1.99%	6,000	6,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	3,319	4,288
Advance due March 2019	2.82%	3,801	4,672
		$23,120	24,960

The Company borrowed an additional $5.0 million from the FHLB of Cincinnati in January 2011 for a term of four years with a fixed interest rate of 2.00%.

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $148 million and $149 million at December 31, 2010 and 2009, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity at December 31, 2010 was approximately $26 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

NOTE 9 -    BORROWINGS (continued)

Short-term borrowings at December 31 are as follows (000’s):

	2010		2009
	Amount	Rate	Amount	Rate
U.S. Treasury demand note	$1,295	-%	457	-%
Federal funds purchased	7,000	0.50%	7,000	0.50%
Line of credit	3,026	1.00%	3,173	1.00%
Repurchase agreements	10,370	0.30%	3,635	0.40%
	$21,691	0.44%	14,265	0.57%

At December 31, 2010, the Company had short-term borrowing arrangements with three different financial institutions.  The first arrangement provides that the Company can borrow up to $7 million in federal funds at the interest rate in effect at the time of the borrowing.  The second arrangement provides that the Company can borrow up to $10 million in federal funds at the interest rate in effect at the time of the borrowing.  The third arrangement is a short-term line of credit for a maximum amount of $20 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

Beginning in October 2009, the Company began issuing repurchase agreements as an option commercial customers can use in managing their cash positions.  The repurchase agreements mature the next business day after issuance.  They are secured by U.S. Treasury, U.S. Agency, or government guaranteed mortgage-backed securities and such collateral securities are held by the Federal Reserve Bank.  The maximum amount of outstanding agreements at any month-end during 2010 totaled $12,102,000 and the average balance during 2010 was $5,850,000.  The maximum amount of outstanding agreements at any month-end during the fourth quarter 2009 totaled $3,635,000 and the average balance during that quarter was $2,486,000.

As of December 31, 2010, approximately $1.8 million of the repurchase agreements outstanding were held by a company owned by a member of the Company’s board of directors.

NOTE 10 -    INCOME TAXES

The provision for federal income taxes consists of (000's):

	2010	2009	2008

Income taxes currently payable	$2,564	2,661	2,072
Deferred income tax provision (benefit)	(70)	(416)	62
Provision for income taxes	$2,494	2,245	2,134

NOTE 10 -    INCOME TAXES (continued)

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2010	2009	2008

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(8.6)%	(9.2)%	(7.1)%
Tax exempt income on bank owned life insurance	(4.1)%	(2.2)%	(2.1)%
Other – net	0.1%	-	0.1%
Effective tax rate	21.4%	22.6%	24.9%

Deferred tax assets and liabilities at December 31 consist of the following (000's):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$898	1,019
Writedown of other real estate owned	114	-
Amortization of intangibles	12	201
Pension and deferred compensation	910	670
	1,934	1,890

Deferred tax liabilities:
Depreciation of premises and equipment	(770)	(740)
Unrealized gains on securities available-for-sale	(1,002)	(1,097)
Deferred loan fees	(21)	(41)
FHLB stock dividends	(267)	(267)
	(2,060)	(2,145)
Net deferred tax asset	$(126)	(255)

As of December 31, 2010 and 2009 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the two year period ended December 31, 2010.

The Company is no longer subject to examination by federal tax authorities for years before 2007.

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

NOTE 11 -    COMMITMENTS AND CONTINGENT LIABILITIES (continued)

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (000’s):

	2010	2009
Commitments to extend credit:
Commercial loans	$1,856	10,020
Other loans:
Fixed rate	1,200	359
Adjustable rate	480	537
Unused lines of credit:
Fixed rate	1,773	4,168
Adjustable rate	67,038	69,974
Unused overdraft protection amounts on demand and NOW accounts	10,031	10,205
Standby letters of credit	6,528	7,273
	$88,906	102,536

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract or agreement.  Unused lines of credit include amounts not drawn on line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At December 31, 2010 and 2009, outstanding guarantees of approximately $998,000 and $1.7 million, respectively, were issued to various types of businesses.  These guarantees generally are fully secured and have varying maturities.  In addition, the Company has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at December 31, 2010 and 2009 was approximately $5.5 million.  This agreement has a final maturity date of July 15, 2012.

The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include stocks, bonds, deposit accounts, property, plant and equipment, residential realty, and income-producing commercial properties.

The Company and its subsidiaries are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

NOTE 12 -    REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2010 and 2009, the Bank was required to maintain average reserve balances of $10,345,000 and $1,692,000, respectively.  The required reserve balances at December 31, 2010 and 2009 were $1,471,000 and $1,302,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2010, the restrictions generally limit dividends to the aggregate of net income for the year 2010 plus the net earnings retained for 2009 and 2008.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2010, approximately $10,660,000 of the Bank’s earnings retained were available for dividends in 2011 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows ($000's):

	2010		2009
	Consolidated		Consolidated
	Company	Bank	Company	Bank
Regulatory Capital:
Shareholders' equity	$70,707	68,816	65,615	63,380
Goodwill and other intangible assets	(6,413)	(6,134)	(6,507)	(6,176)
Accumulated other comprehensive income	(1,845)	(1,802)	(1,915)	(1,887)
Tier 1 risk-based capital	62,449	60,880	57,193	55,317
Eligible allowance for loan losses	2,641	2,641	2,998	2,998
Total risk-based capital	$65,090	63,521	60,191	58,315

Capital Ratios:
Total risk-based (required 8.00%)	13.82%	13.52%	12.68%	12.30%
Tier 1 risk-based (required 4.00%)	13.26%	12.96%	12.04%	11.67%
Leverage (required 3.00%)	8.12%	7.93%	7.77%	7.55%

NOTE 12 -    REGULATORY MATTERS (continued)

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

The Company does not intend to negotiate the repurchase of the warrant issued to the Treasury Department as part of the CPP.  Instead, pursuant to the terms of the repurchase agreement, the warrant has been cancelled and the Company has issued a substitute warrant to the Treasury Department with the same terms as the original warrant, except that Section 13(H) of the original warrant, which dealt with the reduction of shares subject to the warrant in the event that the Company raised $13.4 million in a qualified stock offering prior to December 31, 2009, has been removed.

NOTE 13 -    EMPLOYEE BENEFITS

Prior to January 1, 2009, the Company had a single-employer qualified noncontributory defined benefit retirement plan that covered substantially all regular full-time employees.  Effective January 1, 2009, the Company redesigned the plan and merged it into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Accordingly, the assets and obligations of the single-employer plan were transferred to the multiple-employer plan in January 2009.  At that time, the pension plan related balance sheet accounts were adjusted resulting in an approximate $3.0 million increase in other comprehensive income, which is included in shareholders’ equity, and a $722,000 charge to non-interest expense in the consolidated statements of income.  Employees hired on or after January 1, 2009 are not eligible to participate in this plan.

NOTE 13 -    EMPLOYEE BENEFITS  (Continued)

Effective February 1, 2009, the Company amended the plan to reduce benefits for those whose age plus vesting service equaled less than 65 at that date.  Also effective February 1, 2009, an enhanced 401-K plan was made available to those hired on or after January 1, 2009 and to those who received benefit reductions from the amendments to the noncontributory defined benefit retirement plan.  Employees hired on or after January 1, 2009 will receive a 50% employer match on their contributions into the 401-K plan, up to a maximum company contribution of 3% of each individual employee’s annual compensation.  Employees who received a benefit reduction under the retirement plan amendments will receive an automatic contribution of 5% or 7% of annual compensation, depending on the sum of an employee’s age and vesting service, into the 401-K plan, regardless of the contributions made by the employees.  This contribution will be made annually and these employees will not receive any employer matches to their 401-K contributions.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan charged to salaries and employee benefits in the consolidated statements of income for the years ended December 31, 2010 and 2009 were $360,000 and $197,000, respectively.  The Company expects to contribute $787,000 to the qualified noncontributory defined benefit retirement plan in 2011.  Employer expense incurred in connection with the 401-K plan during the years ended December 31, 2010 and 2009 was $277,000 and $304,000, respectively.  The Company expects to contribute $292,000 to the 401-K plan in 2011.

Prior to its redesign and merger, pension costs of the single-employer retirement plan were funded based on its actuarial cost method.  At December 31, 2008, all plan assets were invested in money market funds.

The Company used a December 31 measurement date for the single-employer retirement plan.

The components of net periodic pension cost of the single-employer plan for 2008 are summarized as follows (000's):

2008

Service cost	$746
Interest cost	559
Expected return on plan assets	(528)
Recognized net actuarial loss	122
Net periodic pension cost	$899

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2010 and 2009 was $1,953,000 and $1,729,000, respectively.

The Bank also has a supplemental income plan which provides a covered employee an amount based on a percentage of average compensation, payable annually for ten years upon retirement. The projected benefit obligation included in other liabilities for this supplemental income plan at December 31, 2010 and 2009 is $395,000 and $358,000, respectively. The discount rate used to determine the present value of the obligation was 5.25% in 2010 and 2009. The service cost associated with this plan was $18,000 for 2010, $7,000 for 2009, and $21,000 for 2008.  Interest costs were approximately $19,000, $18,000, and $17,000 for 2010, 2009, and 2008, respectively.

NOTE 13 -    EMPLOYEE BENEFITS  (Continued)

The deferred compensation plan and the supplemental income plan are both nonqualified and unfunded. Participation in each plan is limited to a select group of management.

Effective February 1, 2009, the Company established a nonqualified defined benefit retirement plan, which is also unfunded, for certain highly compensated employees.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (000’s):

	2010	2009
Service cost	$174	149
Interest cost	32	25
Amortization of unrecognized (gain) loss	(1)	-
Amortization of unrecognized prior service cost	48	44
Net periodic pension cost	$253	218

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (000's):

	2010	2009
Projected benefit obligation at beginning of year	$544	434
Service cost	174	149
Interest cost	32	25
Actuarial (gain) or loss	(114)	(64)
Projected benefit obligation at end of year	$636	544

Amounts recognized in other liabilities in the consolidated balance sheets for the nonqualified defined benefit retirement plan at December 31, 2010 and 2009 were $636,000 and $544,000, respectively.

Amounts recognized in accumulated other comprehensive income at December 31 for the nonqualified defined benefit retirement plan consists of (000’s):

	2010	2009
Net actuarial gain	$(177)	(64)
Past service cost	341	390
Projected benefit obligation at end of year	$164	326

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2011 for the nonqualified defined benefit retirement plan are (000’s):

Actuarial gain	$(16)
Past service cost	48
$32

NOTE 13 -    EMPLOYEE BENEFITS  (Continued)

The measurement date used to determine the current year’s benefit obligation for the nonqualified defined benefit retirement plan was December 31, 2010.

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2010	2009
Benefit obligation:
Discount rate	5.54%	5.92%
Salary increase rate	3.00%	4.00%

Net periodic pension cost:
Discount rate	5.92%	6.38%
Salary increase rate	4.00%	4.00%
Amortization period in years	7.90	8.89

The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2011.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2010 are (000’s):

2011	-
2012	-
2013	18
2014	18
2015	75
2016-2020	639

NOTE 14 -    STOCK BASED COMPENSATION

The Company established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2010 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - $10.99	29,110	$9.00	8.1	5,822	$9.00	8.1
$11.00 - $12.99	34,716	11.92	8.3	5,567	12.55	7.1
$13.00 - $14.99	11,056	13.09	2.1	11,056	13.09	2.1
$17.00 - $18.99	24,158	18.16	4.7	19,325	18.14	4.5
	99,040	12.71	6.7	41,770	14.78	4.7

The following table summarizes stock option activity for the years indicated:

	Year ended December 31,
	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	78,242	$13.04	49,132	$15.43	35,214	$16.57
Granted	20,798	11.50	29,110	9.00	13,918	12.55
Exercised	-	-	-	-	-	-
Outstanding, end of year	99,040	12.71	78,242	13.04	49,132	15.43
Exercisable, end of year	41,770	14.78	29,954	15.73	22,339	15.60

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at December 31, 2010 that were “in the money” (market price greater than exercise price) was $95,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $17,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

NOTE 14 -    STOCK BASED COMPENSATION (continued)

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The following table shows the estimated weighted-average fair value of options granted and the assumptions used in calculating that value for the years indicated:

	2010	2009	2008
Estimated weighted-average fair value of options granted	$2.27	1.89	2.27
Risk-free interest rate	3.34%	3.49%	3.56%
Average dividend yield	4.31%	4.04%	3.77%
Volatility factor of the expected market price of the Company's common stock	28.32%	27.54%	22.72%
Average life in years	7.0	9.0	8.2

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2010, 2009, and 2008 was $40,000, $32,000, and $31,000, respectively. Total compensation cost related to option awards to be recognized ratably through the first quarter of 2015 is approximately $81,000.

A total of 2,511 restricted shares were granted to an executive officer in February 2010 and vested in November 2010.  Until they vested, they were restricted from sale, transfer, or assignment in accordance with the terms of the agreement under which they were issued.  At the date of vesting, the shares were issued from treasury stock and, therefore, did not affect the number of securities remaining available for future issuance in the table above.  No restricted shares were granted prior to February 2010.

NOTE 15 -    EARNINGS PER SHARE

Earnings per share for the years ended December 31 were calculated as follows ($000’s except share and per share data):

	2010	2009	2008

Net income from continuing operations	$9,133	7,687	6,427
Income from discontinued operations, net of taxes	240	79	176
Net income	9,373	7,766	6,603
Preferred stock dividends and discount accretion	-	1,108	-
Net income available to common shareholders	$9,373	6,658	6,603

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,687,500	6,687,232	6,687,232

Add dilutive effect of:
Stock options	3,288	1,368	-
Stock warrant	45,834	12,709	-

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,736,622	6,701,309	6,687,232

Basic earnings per common share:
Continuing operations	$1.37	0.99	0.96
Discontinued operations	0.03	0.01	0.03
Diluted earnings per common share:
Continuing operations	1.36	0.98	0.96
Discontinued operations	0.03	0.01	0.03

NOTE 16 -    RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  At December 31, 2010 and 2009, executive officers, directors and related interests of such persons were indebted to the Bank directly or as guarantors in the aggregate amount of $911,000 and $1,580,000, respectively.  Such activity for these officers and directors was as follows (000's):

	2010	2009

Beginning balances	$1,580	1,634
Additions	363	938
Reductions	(1,032)	(992)
Ending Balance	$911	1,580

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2010 and 2009 amounted to $4,285,000 and $5,576,000, respectively.

NOTE 17 -    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury Notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, the Company has invested in a mutual fund.  The Company uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because the Company does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been classified as using level 3 inputs.  Additionally, LCNB Corp. owns trust preferred securities in various financial institutions and purchased a small portfolio of stock in non-financial companies during the third quarter 2010.  Market quotations (level 1) are used to determine fair value for these investments.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of the Company’s available-for-sale securities by input levels as of December 31, 2010 and 2009 (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010
U.S. Treasury notes	$19,585	19,585	-	-
U.S. Agency notes	82,862	-	82,862	-
U.S. Agency mortgage-backed securities	33,094	-	33,094	-
Corporate securities	2,025	2,025	-	-
Municipal securities:
Non-taxable	74,428	-	74,428	-
Taxable	21,968	-	21,968	-
Other debt securities	1,053	-	-	1,053
Trust preferred securities	604	604	-	-
Equity securities	263	263	-	-
Totals	$235,882	22,477	212,352	1,053

December 31, 2009
U.S. Treasury notes	$13,308	13,308	-	-
U.S. Agency notes	45,888	-	45,888	-
U.S. Agency mortgage- backed securities	49,624	-	49,624	-
Corporate securities	8,488	8,488	-	-
Municipal securities:
Non-taxable	74,022	-	74,022	-
Taxable	9,301	-	9,301	-
Other debt securities	538	-	-	538
Trust preferred securities	344	344	-	-
Equity securities	65	42	-	23
Totals	$201,578	22,182	178,835	561

NOTE 17 -    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for 2010 and 2009 (000’s):

	Total	Tax-Exempt Municipal Securities	Other Debt Securities	Equity Securities

2010
Beginning balance	$561	-	538	23
Purchases	500	-	500	-
Dividends reinvested	21	-	21	-
Net change in unrealized gains (losses) included in other comprehensive income	(6)	-	(6)	-
Allocated to discontinued operations	(23)		-	(23)
Ending balance	$1,053	-	1,053	-

2009
Beginning balance	$2,456	(1,944)	512	-
Purchases	23		-	23
Tax-exempt municipal securities reclassified as held-to-maturity	(1,944)	(1,944)	-	-
Dividends reinvested	21	-	21	-
Net change in unrealized gains (losses) included in other comprehensive income	5		5	-
Ending balance	$561	-	538	23

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

NOTE 17 -    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents the Company’s impaired loans, other real estate owned, and repossessed assets measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009 by the level in the fair value hierarchy within which those measurements fall (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010
Impaired loans	$3,330	-	680	2,650
Other real estate owned	2,088	-	2,088	-
Repossessed assets	26	-	-	26
Totals	$5,444	-	2,768	2,676

December 31, 2009
Impaired loans	$2,391	-	-	2,391
Other real estate owned	2,424	-	2,424	-
Repossessed assets	46	-	-	46
Totals	$4,861	-	2,424	2,437

Carrying amounts and estimated fair values of financial instruments as of December 31, 2010 and 2009 were as follows (000’s):

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$10,999	10,999	12,626	12,626
Securities available-for-sale	235,882	235,882	201,578	201,578
Securities held-to-maturity	12,141	12,141	13,030	13,030
Federal Reserve Bank and Federal Home Loan Bank stock	3,030	3.030	3,031	3,031
Loans, net	452,350	465,053	457,418	467,226

FINANCIAL LIABILITIES:
Deposits	638,539	642,734	624,179	627,536
Short-term borrowings	21,691	21,691	14,265	14,265
Long-term debt	23,120	24,217	24,960	26,266

NOTE 17 -    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The fair value of off-balance-sheet financial instruments at December 31, 2010 and 2009 was not material.

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

NOTE 18 -    DISCONTINUED OPERATIONS

In late 2010, LCNB Corp.’s Board of Directors approved the divestiture of Dakin and therefore its financial results are reported in the income statements as income from discontinued operations, net of taxes.   The following table summarizes the operating results of the discontinued operations for the years indicated (000’s):

	2010	2009	2008

Revenue	$1,685	1,525	1,652
Non-interest expenses	1,322	1,405	1,385
Income before income taxes	363	120	267
Provision for income taxes	123	41	91
Net income	$240	79	176

NOTE 19 -    PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the LCNB Corp., parent company only, follows (000’s):

Condensed Balance Sheets:
December 31,
	2010	2009
Assets:
Cash on deposit with subsidiary	$188	853
Investment securities available-for-sale, at fair value	867	344
Investment in subsidiaries	69,673	64,442
Total assets	$70,728	65,639

Liabilities	$21	24

Shareholders' equity	70,707	65,615
Total liabilities and shareholders' equity	$70,728	65,639

Condensed Statements of Income
Year ended December 31,	2010	2009	2008

Income:
Dividends from subsidiary	$4,100	4,400	4,400
Interest and dividends	38	308	15
Net loss on sales of securities	-	(7)	-
Total income	4,138	4,701	4,415

Total expenses	44	40	36

Income before income tax benefit and equity in undistributed income of subsidiaries	4,094	4,661	4,379
Income tax (expense) benefit	2	(9)	12
Equity in undistributed income of subsidiaries	5,277	3,114	2,212
Net income	$9,373	7,766	6,603

NOTE 19 -    PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2010	2009	2008

Cash flows from operating activities:
Net income	$9,373	7,766	6,603
Adjustments for non-cash items - (Increase) decrease in undistributed income of subsidiaries	(5,277)	(3,114)	(2,212)
Other, net	(11)	97	2
Net cash flows from operating activities	4,085	4,749	4,393

Cash flows from investing activities:
Purchases of securities available-for-sale	(500)	(13,432)	-
Proceeds from maturities of securities available-for-sale	-	600	745
Proceeds from sales of available-for-sale securities	-	12,457	-
Return of capital by subsidiary		-	150
Net cash flows from investing activities	(500)	(375)	895

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	13,400
Redemption of preferred stock	-	(13,400)
Cash dividends paid on common stock	(4,280)	(4,280)	(4,280)
Cash dividends paid on preferred stock	-	(525)
Other	30	-	-
Net cash flows from financing activities	(4,250)	(4,805)	(4,280)
Net change in cash	(665)	(431)	1,008
Cash at beginning of year	853	1,284	276
Cash at end of year	$188	853	1,284

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2010 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter, 2010, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 26, 2011, which proxy statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2010, (the “Proxy Statement”) are incorporated by reference into Part III.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2010 and 2009.
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009, and 2008.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2010, 2009, and 2008.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008.
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

4.3
Substitute Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009 – incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, Exhibit 4.3.

4.4
Repurchase Letter Agreement, dated as of October 21, 2009 between the Registrant and the U.S. Department of the Treasury – incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2009, Exhibit 10.1.

	10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).

(a) Exhibit No.	Exhibit Description
10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
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

13.	Portions of LCNB Corp. 2010 Annual Report (pages 1, 2, 7, and 8)
14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.1.
14.2	LCNB Corp. Code of Ethics for Senior Financial Officers - Incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.2.
21.	LCNB Corp. Subsidiaries.
23.	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008 - incorporated by reference to Registrant’s 2009 Form 10-K, Exhibit 99.1.
99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008 - incorporated by reference to Registrant’s 2009 Form 10-K, Exhibit 99.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Stephen P. Wilson
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors
February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stephen P. Wilson	/s/ Spencer S. Cropper
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors (Principal Executive Officer) March 1, 2011	Spencer S. Cropper Director March 1, 2011

/s/ Robert C. Haines II	/s/ William H. Kaufman
Robert C. Haines II Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer) March 1, 2011	William H. Kaufman Director March 1, 2011

/s/ Steve P. Foster	/s/ Anne E. Krehbiel
Steve P. Foster President, Director March 1, 2011	Anne E. Krehbiel Director March 1, 2011

/s/ David S. Beckett
David S. Beckett Director March 1, 2011	George L. Leasure Director March 1, 2011

/s/ Kathleen Porter Stolle
Rick L. Blossom Director March 1, 2011	Kathleen Porter Stolle Director March 1, 2011