Form 10-Q
period 2011-03-31
LCNB CORP
filed 2011-05-02
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(513) 932-1414
(Registrant’s telephone number, including area code)

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
                                                  ☐ Yes         ☒ No

The number of shares outstanding of the issuer’s common stock, without par value, as of May 2, 2011 was 6,689,743 shares.

LCNB Corp.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS:
Cash and due from banks	$14,266	10,817
Interest-bearing demand deposits	17,622	182
Total cash and cash equivalents	31,888	10,999

Investment securities:
Available-for-sale, at fair value	211,852	235,882
Held-to-maturity, at cost	11,497	12,141
Federal Reserve Bank stock, at cost	939	939
Federal Home Loan Bank stock, at cost	2,091	2,091
Loans, net	460,522	452,350
Premises and equipment, net	16,493	16,017
Goodwill	5,915	5,915
Bank owned life insurance	14,388	14,242
Other assets	9,910	9,558
TOTAL ASSETS	$765,495	760,134

LIABILITIES:
Deposits:
Noninterest-bearing	$95,487	98,994
Interest-bearing	559,604	539,545
Total deposits	655,091	638,539
Short-term borrowings	11,402	21,691
Long-term debt	22,402	23,120
Accrued interest and other liabilities	5,132	6,077
TOTAL LIABILITIES	694,027	689,427

SHAREHOLDERS’ EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value, authorized 8,000,000 shares, issued 7,445,514 shares at March 31, 2011 and December 31, 2010	11,068	11,068
Surplus	15,457	15,447
Retained earnings	55,277	54,045
Treasury shares at cost, 755,771 shares at March 31, 2011 and December 31, 2010	(11,698)	(11,698)
Accumulated other comprehensive income, net of taxes	1,364	1,845
TOTAL SHAREHOLDERS’ EQUITY	71,468	70,707

TOTAL LIABILITES AND SHAREHOLDERS’ EQUITY	$765,495	760,134

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEX

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$6,518	6,832
Interest on investment securities:
Taxable	876	930
Non-taxable	707	808
Other investments	29	32
TOTAL INTEREST INCOME	8,130	8,602

INTEREST EXPENSE:
Interest on deposits	1,584	1,976
Interest on short-term borrowings	10	9
Interest on long-term debt	178	177
TOTAL INTEREST EXPENSE	1,772	2,162
NET INTEREST INCOME	6,358	6,440
PROVISION FOR LOAN LOSSES	664	208

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,694	6,232

NON-INTEREST INCOME:
Trust income	483	469
Service charges and fees on deposit accounts	901	926
Net gain on sales of securities	295	77
Bank owned life insurance income	146	153
Gains from sales of mortgage loans	33	30
Other operating income	73	98
TOTAL NON-INTEREST INCOME	1,931	1,753

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,052	2,768
Equipment expenses	217	204
Occupancy expense, net	455	524
State franchise tax	196	181
Marketing	115	76
Intangible amortization	14	14
FDIC premiums	280	218
Other non-interest expense	1,472	1,222
TOTAL NON-INTEREST EXPENSE	5,801	5,207

INCOME BEFORE INCOME TAXES	1,824	2,778
PROVISION FOR INCOME TAXES	346	637
NET INCOME FROM CONTINUING OPERATIONS	1,478	2,141
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	824	71
NET INCOME	$2,302	2,212

Dividends declared per common share	$0.16	0.16

Basic and diluted earnings per common share:
Continuing operations	$0.22	0.32
Discontinued operations	0.12	0.01

Weighted average common shares outstanding:
Basic	6,689,743	6,687,232
Diluted	6,741,767	6,729,790

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEX

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net Income	$2,302	2,212

Other comprehensive income:

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $230 and $181 for the three months ended March 31, 2011 and 2010, respectively)	(447)	351

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $100 and $26 for the three months ended March 31, 2011 and 2010, respectively)	(194)	(51)

Change in nonqualified pension plan unrecognized net gain (loss) (net of taxes of $4)	8	—

Reclassification adjustment for recognition of nonqualified pension plan net (gain) loss (net of taxes of $1)	(3)	—

Nonqualified pension plan curtailment entry (net of taxes of $80)	155	—

Total comprehensive income	$1,821	2,512

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEX

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Surplus	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2011	6,689,743	$—	11,068	15,447	54,045	(11,698)	1,845	70,707
Net income					2,302			2,302
Net unrealized gain (loss) on available-for-sale securities, net of taxes							(447)	(447)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes							(194)	(194)
Change in nonqualified pension plan unrecognized net gain (loss), net of taxes							8	8
Reclassification adjustment for recognition of nonqualified pension plan net gain, net of taxes							(3)	(3)
Nonqualified pension plan curtailment entry, net of taxes							155	155
Compensation expense relating to stock options				10				10
Common stock dividends, $0.16 per share					(1,070)			(1,070)
Balance March 31, 2011	6,689,743	—	11,068	15,457	55,277	(11,698)	1,364	71,468

Balance January 1, 2010	6,687,232	$—	11,068	15,407	48,962	(11,737)	1,915	65,615
Net income					2,212			2,212
Net unrealized gain (loss) on available-for-sale securities, net of tax							351	351
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes							(51)	(51)
Compensation expense relating to stock options				9				9
Common stock dividends, $0.16 per share					(1,070)			(1,070)
Balance March 31, 2010	6,687,232	$—	11,068	15,416	50,104	(11,737)	2,215	67,066

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEX

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,302	2,212
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	685	631
Provision for loan losses	664	208
Curtailment charge for nonqualified defined benefit retirement plan	191	-
Increase in cash surrender value of bank owned life insurance	(146)	(153)
Realized gain from sales of securities available-for-sale	(295)	(77)
Realized gain from sales of premises and equipment	-	(4)
Realized gain from sale of insurance agency	(1,503)	-
Realized gain from sale of repossessed assets	(16)	(10)
Origination of mortgage loans for sale	(1,722)	(1,600)
Realized gains from sales of mortgage loans	(33)	(30)
Proceeds from sales of mortgage loans	1,737	1,613
Compensation expense related to stock options	10	9
(Increase) decrease due to changes in assets and liabilities:
Accrued income receivable	(604)	(149)
Other assets	(6)	(211)
Other liabilities	(261)	28
NET CASH FLOWS FROM OPERATING ACTIVITIES	1,003	2,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	14,518	5,342
Proceeds from maturities of investment securities:
Available-for-sale	8,520	16,875
Held-to-maturity	1,259	516
Purchases of investment securities:
Available-for-sale	(9)	(5,324)
Held-to-maturity	(615)	(1,373)
Net (increase) decrease in loans	(9,102)	259
Proceeds from sale of repossessed assets	35	61
Purchases of premises and equipment	(718)	(87)
Proceeds from sales of premises and equipment	-	4
Proceeds from sale of insurance agency, net of cash disposed	1,523	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	15,411	16,273

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	16,552	7,000
Net decrease in short-term borrowings	(10,289)	(9,157)
Proceeds from long-term debt	5,000	-
Principal payments on long-term debt	(5,718)	(807)
Cash dividends paid on common stock	(1,070)	(1,070)
NET CASH FLOWS FROM FINANCING ACTIVITIES	4,475	(4,034)

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,889	14,706

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,999	12,626

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,888	27,332

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$1,831	2,186
Income taxes	620	315

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	225	125

The accompanying notes to consolidated financial statements are an integral part of these statements.

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
Substantially all of the assets, liabilities and operations of LCNB Corp. (“LCNB”) are attributable to its wholly-owned subsidiary, LCNB National Bank (the “Bank”).  The accompanying unaudited consolidated financial statements include the accounts of LCNB and the Bank.  LCNB completed the sale of its subsidiary, Dakin Insurance Agency, Inc. (“Dakin”) on March 23, 2011.  The financial results of Dakin are included as income from discontinued operations, net of tax, in the accompanying unaudited consolidated financial statements through the date of sale.

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

Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in LCNB’s 2010 Annual Report on Form 10-K filed with the SEC.

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 -  Investment Securities
The amortized cost and fair value of available-for-sale investment securities at March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$19,634	13	237	19,410
U.S. Agency notes	76,371	29	1,225	75,175
U.S. Agency mortgage-backed securities	27,155	1,101	67	28,189
Corporate securities	1,010	13	—	1,023
Municipal securities:
Non-taxable	65,647	2,611	135	68,123
Taxable	18,177	187	363	18,001
Mutual fund	1,072	—	14	1,058
Trust preferred securities	549	59	3	605
Equity securities	249	25	6	268
	$209,864	4,038	2,050	211,852

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$19,724	16	155	19,585
U.S. Agency notes	83,600	107	845	82,862
U.S. Agency mortgage-backed securities	31,786	1,364	56	33,094
Corporate securities	2,012	13	—	2,025
Municipal securities:
Non-taxable	71,902	2,642	116	74,428
Taxable	22,049	302	383	21,968
Mutual fund	1,063	—	10	1,053
Trust preferred securities	549	57	2	604
Equity securities	249	18	4	263
	$232,934	4,519	1,571	235,882

The fair value of held-to-maturity investment securities, consisting of taxable and non-taxable municipal securities, approximates amortized cost at March 31, 2011 and December 31, 2010.

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 -  Investment Securities (continued)
Substantially all securities in unrealized loss positions at March 31, 2011 have been in a loss position less than twelve months.  Management has determined that the unrealized losses at March 31, 2011 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Note 3 - Loans
Major classifications of loans at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31,	December 31,
	2011	2010

Commercial and industrial	$35,381	36,122
Commercial, secured by real estate	209,952	196,136
Residential real estate	187,905	190,277
Consumer	18,229	19,691
Agricultural	2,260	2,966
Other loans, including deposit overdrafts	9,402	9,413
	463,129	454,605
Deferred net origination costs	324	386
	463,453	454,991
Less allowance for loan losses	2,931	2,641
Loans, net	$460,522	452,350

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Non-accrual, past-due, and restructured loans as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010

Non-accrual loans	$3,098	3,761
Past-due 90 days or more and still accruing	572	300
Restructured loans	9,619	9,088
Total	$13,289	13,149
Percent to total loans	2.87%	2.89%

Non-accrual loans at March 31, 2011 decreased from the balance at December 31, 2010 primarily due to the receipt of a $594,000 guarantee payment on a Small Business Administration loan.  Restructured loans at March 31, 2011 increased from the balance at December 31, 2010 primarily due to the modification of two commercial real estate loans to the same borrower totaling $626,000.

Loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at March 31, 2011 and December 31, 2010 were $69,627,000 and $70,705,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three months ended March 31, 2011 and 2010 totaled $1,722,000 and $1,600,000, respectively.

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
The allowance for loan losses and recorded investment in loans for the three months ended March 31 were as follows (000’s):

	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
March 31, 2011
Allowance for loan losses:
Balance, beginning of year	$305	1,625	459	246	—	6	—	2,641
Provision charged to expenses	284	200	141	34	—	5	—	664
Losses charged off	(251)	—	(100)	(91)	—	(30)	—	(472)
Recoveries	—	30	1	42	—	25	—	98
Balance, end of period	$338	1,855	501	231	—	6	—	2,931

Ending balance: individually evaluated for impairment	$100	336	—	—	—	—	—	436
Ending balance: collectively evaluated for impairment	238	1,519	501	231	—	6	—	2,495

Loans:
Ending balance	$35,381	209,952	187,905	18,229	2,260	9,402	—	463,129
Ending balance: individually evaluated for impairment	833	12,026	532	—	—	—	—	13,391
Ending balance: collectively evaluated for impairment	34,548	197,926	187,373	18,229	2,260	9,402	—	449,738

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
March 31, 2010
Allowance for loan losses:
Balance, beginning of year	$546	1,628	491	313	—	9	11	2,998
Provision charged to expenses	14	102	11	80	—	12	(11)	208
Losses charged off	(5)	—	(18)	(144)	—	(38)	—	(205)
Recoveries	—	—	—	33	—	26	—	59
Balance, end of period	$555	1,730	484	282	—	9	—	3,060

Ending balance: individually evaluated for impairment	$290	654	—	—	—	—	—	944
Ending balance: collectively evaluated for impairment	265	1,076	484	282	—	9	—	2,116

Loans:
Ending balance	$44,092	187,593	191,771	23,792	2,648	9,441	—	459,337
Ending balance: individually evaluated for impairment	1,242	9,116	—	—	—	—	—	10,358
Ending balance: collectively evaluated for impairment	42,850	178,477	191,771	23,792	2,648	9,441	—	448,979

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
The Company uses a risk-rating system to quantify loan quality.  A loan is assigned to a risk category based on relevant information about the ability of the borrower to service the debt including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends.  The categories used are:

●	Pass – loans categorized in this category are higher quality loans that do not fit any of the other categories described below.

●
Other Assets Especially Mentioned (OAEM) - loans in this category are currently protected but are potentially weak.  These loans constitute a risk but not to the point of justifying a classification of substandard.  The credit risk may be relatively minor yet constitute an undue risk in light of the circumstances surrounding a specific asset.

●
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

●
Doubtful – loans classified in this category have all the weaknesses inherent in loans classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
An analysis of the Company’s loan portfolio by credit quality indicators at March 31, 2011 and December 31, 2010 is as follows (000’s):

	No Grade	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2011
Commercial & industrial	$1,115	32,376	1,139	751	—	35,381
Commercial, secured by real estate	1,987	192,977	4,853	7,767	2,368	209,952
Residential real estate	18,544	165,941	1,390	2,030	—	187,905
Consumer	368	17,768	—	70	23	18,229
Agricultural	311	1,949	—	—	—	2,260
Other	75	9,327	—	—	—	9,402
Total	$22,400	420,338	7,382	10,618	2,391	463,129

December 31, 2010
Commercial & industrial	$1,299	32,421	1,177	1,225	—	36,122
Commercial, secured by real estate	2,053	179,710	4,897	8,574	902	196,136
Residential real estate	17,346	170,900	264	1,702	65	190,277
Consumer	394	19,144	—	72	81	19,691
Agricultural	247	2,719	—	—	—	2,966
Other	116	9,297	—	—	—	9,413
Total	$21,455	414,191	6,338	11,573	1,048	454,605

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
A loan portfolio aging analysis at March 31, 2011 and December 31, 2010 is as follows (000’s):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
March 31, 2011
Commercial & industrial	$9	—	—	9	35,372	35,381	—
Commercial, secured by real estate	223	35	2,368	2,626	207,326	209,952	—
Residential real estate	711	60	1,078	1,849	186,056	187,905	549
Consumer	95	54	23	172	18,057	18,229	23
Agricultural	—	—	—	—	2,260	2,260	—
Other	74	—	—	74	9,328	9,402	—
Total	$1,112	149	3,469	4,730	458,399	463,129	572

December 31, 2010
Commercial & industrial	$138	—	595	733	35,389	36,122	1
Commercial, secured by real estate	753	—	1,766	2,519	193,617	196,136	114
Residential real estate	482	36	698	1,216	189,061	190,277	110
Consumer	231	54	76	361	19,330	19,691	75
Agricultural	—	—	—	—	2,966	2,966	—
Other	5	—	—	5	9,408	9,413	—
Total	$1,609	90	3,135	4,834	449,771	454,605	300

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Impaired loans at March 31, 2011 and December 31, 2010 were as follows (000’s):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011
With no related allowance recorded:
Commercial & industrial	$249	249	—	424	13
Commercial real estate	8,250	8,250	—	8,276	111
Residential real estate	533	533	—	533	—
Total	9,032	9,032	—	9,233	124

With an allowance recorded:
Commercial & industrial	484	584	100	884	8
Commercial real estate	3,440	3,776	336	3,827	45
Residential real estate	—	—	—	—	—
Total	3,924	4,360	436	4,711	53

Total:
Commercial & industrial	733	833	100	1,308	21
Commercial real estate	11,690	12,026	336	12,103	156
Residential real estate	533	533	—	533	—
Total	$12,956	13,392	436	13,944	177

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
Commercial & industrial	$594	594	—	751	9
Commercial real estate	8,350	8,350	—	9,058	372
Residential real estate	533	533	—	534	—
Total	9,477	9,477	—	10,343	381

With an allowance recorded:
Commercial & industrial	356	476	120	693	29
Commercial real estate	2,974	3,150	176	3,403	142
Residential real estate	—	—	—	—	—
Total	$3,330	3,626	296	4,096	171

Total:
Commercial & industrial	$950	1,070	120	1,444	38
Commercial real estate	11,324	11,500	176	12,461	514
Residential real estate	533	533	—	534	—
Total	$12,807	13,103	296	14,439	552

Non-accrual loans at March 31, 2011 and December 31, 2010 were as follows (000’s):

	March 31, 2011	December 31, 2010
Commercial and industrial	$—	595
Commercial, secured by real estate	2,368	2,377
Residential real estate	730	789
	3,098	3,761

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Other Real Estate Owned
Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned were as follows (000’s):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of year	$2,088	2,424
Additions	—	89
Balance, end of period	$2,088	2,513

Other real estate owned at March 31, 2011 consisted of two commercial properties and one single-family residential home.  Other real estate owned at March 31, 2010 consisted of two commercial properties and two single-family residential homes.  Additions for the 2010 period consisted of one single family residential home.

Note 5 – Borrowings
Funds borrowed from the Federal Home Loan Bank of Cincinnati at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	Current Interest Rate	March 31, 2011	December 31, 2010

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$—	5,000
Advance due August 2012	1.99%	6,000	6,000
Advance due January 2015	2.00%	5,000	—
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	3,073	3,319
Advance due March 2019	2.82%	3,329	3,801
		$22,402	23,120

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Borrowings (continued)
All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $146 million and $148 million at March 31, 2011 and December 31, 2010, respectively.  Additionally, LCNB was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at March 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
U.S. Treasury demand note	$884	—%	1,295	—%
Federal funds purchased	—	—%	7,000	0.50%
Line of credit	—	—%	3,026	1.00%
Repurchase agreements	10,518	0.30%	10,370	0.30%
	$11,402	0.28%	21,691	0.44%

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010

Commitments to extend credit:
Commercial loans	$1,174	1,856
Other loans:
Fixed rate	833	1,200
Adjustable rate	437	480
Unused lines of credit:
Fixed rate	1,839	1,773
Adjustable rate	61,605	67,038
Unused overdraft protection amounts on demand and NOW accounts	10,013	10,031
Standby letters of credit	6,391	6,528
	$82,292	88,906

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At March 31, 2011 and December 31, 2010, outstanding guarantees of approximately $862,000 and $998,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at March 31, 2011 and December 31, 2010 was approximately $5.5 million.  The agreement has a final maturity date of July 15, 2012.

LCNB evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Capital expenditures may include the construction or acquisition of new office buildings, improvements to LCNB’s 25 offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Material commitments for capital expenditures outstanding as of March 31, 2011 totaled approximately $975,000.

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

Note 7 – Regulatory Capital
The Bank and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders’ equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB’s assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Regulatory Capital (continued)
For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy.  The highest “well-capitalized” category requires capital ratios of at least 10% for total risk-based, 6% for Tier 1 risk-based, and 5% for leverage.  As of the most recent notification from their regulators, the Bank and LCNB were categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank’s or LCNB’s category.  A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	At March 31, 2011	At December 31, 2010

Regulatory Capital:
Shareholders’ equity	$71,468	70,707
Goodwill and other intangibles	(6,118)	(6,413)
Accumulated other comprehensive income	(1,364)	(1,845)
Tier 1 risk-based capital	63,986	62,449

Eligible allowance for loan losses	2,931	2,641
Total risk-based capital	$66,917	65,090

Capital ratios:
Total risk-based (8% required)	14.13%	13.82%
Tier 1 risk-based (4% required)	13.52%	13.26%
Leverage (3% required)	8.42%	8.12%

Note 8 – Employee Benefits
LCNB participates in a noncontributory defined benefit retirement multi-employer plan that covers substantially all regular full-time employees hired before January 1, 2009.

Employees of LCNB also participate in a defined contribution retirement plan.  Employees hired on or after January 1, 2009 receive a 50% employer match on their contributions into the 401(k) plan, up to a maximum LCNB contribution of 3% of each individual employee’s annual compensation.  Employees hired before January 1, 2009 who received a benefit reduction under certain amendments to the defined benefit retirement plan receive an automatic contribution of 5% or 7% of annual compensation, depending on the sum of an employee’s age and vesting service, into the 401(k) plan, regardless of the contributions made by the employees.  This contribution is made annually and these employees do not receive any employer matches to their 401(k) contributions.

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Employee Benefits (continued)
Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three-month periods ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Qualified noncontributory defined benefit retirement plan	$124	60

401(k) plan	75	74

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Service cost	$44	43
Interest cost	9	8
Amortization of unrecognized prior service cost	11	12
Amortization of unrecognized net gain	(4)	—
Net periodic pension cost	$60	63

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 - Stock Based Compensation
LCNB established an Ownership Incentive Plan (the “Plan”) during 2002 that allows for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at March 31, 2011 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - $10.99	29,110	$9.00	7.8	11,644	$9.00	7.8
$11.00 - $12.99	59,799	11.89	8.8	12,511	12.20	7.6
$13.00 - $14.99	11,056	13.09	1.8	11,056	13.09	1.8
$17.00 - $18.99	24,158	18.16	4.5	22,535	18.18	4.4
	124,123	12.54	7.1	57,746	14.06	5.3

The following table summarizes stock option activity for the periods indicated:

	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	99,040	$12.71	78,242	$13.04
Granted	25,083	11.85	20,798	11.50
Exercised	—	—	—	—
Outstanding, March 31	124,123	12.54	99,040	12.71
Exercisable, March 31	57,746	14.06	41,770	14.78

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at March 31, 2011 that were “in the money” (market price greater than exercise price) was $83,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $32,000.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 - Stock Based Compensation (continued)
The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The following table shows the estimated weighted-average fair value of options granted and the assumptions used in calculating that value for the years indicated:

	2011	2010
Estimated weighted-average fair value of options granted	$2.09	2.27
Risk-free interest rate	2.84%	3.34%
Average dividend yield	4.43%	4.31%
Volatility factor of the expected market price of the Company’s common stock	27.37%	28.32%
Average life in years	6.5	7.0

Total expense related to options included in salaries and wages in the consolidated statements of income for the three months ended March 31, 2011 and 2010 was $10,000 and $9,000, respectively.

A total of 2,511 restricted shares were granted to an executive officer in February 2010 and vested in November 2010.  Until they vested, they were restricted from sale, transfer, or assignment in accordance with the terms of the agreement under which they were issued.  At the date of vesting, the shares were issued from treasury stock and, therefore, did not affect the number of securities remaining available for future issuance in the table above.  No restricted shares were granted prior to February 2010 or during the first quarter 2011.

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 - Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three months ended March 31, 2011 and 2010 (dollars in thousands, except share and per share data):

	For the Three Months
	Ended March 31,
	2011	2010

Net income from continuing operations	$1,478	2,141
Income from discontinued operations, net of taxes	824	71
Net income	$2,302	2,212

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,689,743	6,687,232

Add dilutive effect of:
Stock options	3,880	2,207
Restricted stock	—	1,060
Stock warrant	48,144	39,291
	52,024	42,558

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,741,767	6,729,790

Basic earnings per common share:
Continuing operations	$0.22	0.32
Discontinued operations	0.12	0.01
Diluted earnings per common share
Continuing operations	0.22	0.32
Discontinued operations	0.12	0.01

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments
The inputs to valuation techniques used to measure fair value are assigned to one of three broad levels:

●	Level 1 – quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the reporting date.

●
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

●	Level 3 - inputs that are unobservable for the asset or liability.

The majority of LCNB’s debt securities are classified as available-for-sale. The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, approximately $1,058,000 is invested in a mutual fund.  LCNB uses the fair value estimate provided by the mutual fund company, which uses market quotations when such quotes are available and good faith judgment when market quotations are not available.  Because LCNB does not know the portion of the mutual fund valued using market quotations and the portion valued using good faith judgment, the entire investment in the mutual fund has been classified as using level 3 inputs.  Additionally, LCNB Corp. owns trust preferred securities in various financial institutions and purchased a small portfolio of stock in non-financial companies during the third quarter 2010.   Market quotations (level 1) are used to determine fair value for these investments.

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The following table summarizes the valuation of LCNB’s available-for-sale securities by input levels as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Available-for-sale securities:
U.S. Treasury notes	$19,410	19,410	—	—
U.S. Agency notes	75,175	—	75,175	—
U.S. Agency mortgage-backed securities	28,189	—	28,189	—
Corporate securities	1,023	1,023	—	—
Municipal securities:
Non-taxable	68,123	—	68,123	—
Taxable	18,001	—	18,001	—
Mutual fund	1,058	—	—	1,058
Trust preferred securities	605	605	—	—
Equity securities	268	268	—	—
Totals	$211,852	21,306	189,488	1,058

December 31, 2010
Available-for-sale securities:
U.S. Treasury notes	$19,585	19,585	—	—
U.S. Agency notes	82,862	—	82,862	—
U.S. Agency mortgage-backed securities	33,094	—	33,094	—
Corporate securities	2,025	2,025	—	—
Municipal securities:
Non-taxable	74,428	—	74,428	—
Taxable	21,968	—	21,968	—
Mutual fund	1,053	—	—	1,053
Trust preferred securities	604	604	—	—
Equity securities	263	263	—	—
Totals	$235,882	22,477	212,352	1,053

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the three months ended March 31, 2011 (in thousands):

Other Debt Securities

Beginning balance	$1,053
Purchases
Dividends reinvested	9
Net change in unrealized gains (losses) included in other comprehensive income	(4)
Ending balance	$1,058

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The table below presents LCNB’s impaired loans, other real estate owned, and repossessed assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010 by the level in the fair value hierarchy within which those measurements fall (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Impaired loans	$4,674	—	823	3,851
Other real estate owned	2,088	—	2,088	—
Repossessed assets	231	—	—	231
Totals	$6,993	—	2, 911	4,082

December 31, 2010
Impaired loans	$4,080	—	1,430	2,650
Other real estate owned	2,088	—	2,088	—
Repossessed assets	26	—	—	26
Totals	$6,194	—	3,518	2,676

Carrying amounts and estimated fair values of financial instruments as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$31,888	31,888	10,999	10,999
Investment securities:
Available-for-sale	211,852	211,852	235,882	235,882
Held-to-maturity	11,497	11,497	12,141	12,141
Federal Reserve Bank stock	939	939	939	939
Federal Home Loan Bank stock	2,091	2,091	2,091	2,091
Loans, net	460,522	472,025	452,350	465,053

FINANCIAL LIABILITIES:
Deposits	655,091	658,887	638,539	642,734
Short-term borrowings	11,402	11,402	21,691	21,691
Long-term debt	22,402	23,438	23,120	24,217

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The fair value of off-balance-sheet financial instruments at March 31, 2011 and December 31, 2010 was not material.

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

INDEX

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Discontinued Operations
LCNB sold its insurance agency subsidiary on March 23, 2011 and therefore its financial results are reported in the income statements as income from discontinued operations, net of taxes.  Income from discontinued operations for the three months ended March 31, 2011 include the gain recognized from the sale less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.  The following table summarizes income from discontinued operations for the periods indicated (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Dakin Insurance Agency financial results:
Revenue	$381	421
Non-interest expenses	303	313
Income from operations before income taxes	78	108
Gain from sale of insurance agency	1,503	—
Closing costs related to sale	(47)	—
Curtailment expense on nonqualified defined benefit retirement plan	(191)	—
Provision for income taxes	(519)	(37)
Total income from discontinued operations, net of taxes	824	71

Note 13 – Recent Accounting Pronouncements
Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” was issued by the Financial Accounting Standards Board in April 2011.  A loan modification is considered a Troubled Debt Restructuring when the restructuring constitutes a concession by the lender and the debtor is experiencing financial difficulties.  The update provides additional guidance in determining whether a concession has been granted and whether a debtor is experiencing financial difficulty.  The amendments in the update are effective for public entities for the first interim or annual period beginning on or after June 15, 2011 and are to be applied retrospectively to the beginning of the annual period of the adoption.  LCNB management does not anticipate that adoption of this update will have a material effect on its consolidated financial statements.

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of March 31, 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
May 2, 2011

INDEX

LCNB CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties.  Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words and their derivatives such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of LCNB and its management about future events.   Factors that could influence the accuracy of such forward looking statements include, but are not limited to, regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, general economic conditions and other risks.  Such forward-looking statements represent management’s judgment as of the current date. Actual strategies and results in future time periods may differ materially from those currently expected. LCNB disclaims, however, any intent or obligation to update such forward-looking statements.  LCNB intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations
LCNB’s net income for the three months ended March 31, 2011 was $2,302,000 or $0.34 total basic and diluted earnings per common share, compared to $2,212,000 or $0.33 total basic and diluted earnings per common share for the three months ended March 31, 2010.  The $90,000 increase in net income was due to a $753,000 increase in income from discontinued operations, net of taxes, which includes the gain recognized on the sale of LCNB’s insurance agency subsidiary during the first quarter 2011.  Partially offsetting the gain on sale were certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.

Net income from continuing operations for the first quarter 2011 was $663,000 less than the first quarter of 2010 due primarily to a $456,000 increase in the provision for loan losses and a $594,000 increase in non-interest expense.

Net interest income decreased $82,000 during the three month period in 2011 compared to 2010 primarily due to a decrease in the net interest rate margin.

Noninterest income for the first quarter 2011 was $178,000 greater than the comparable 2010 period primarily due to increased gains from the sale of investment securities.  Non-interest expense for the three months ended March 31, 2011 increased $594,000 from the comparable period in 2010 largely due to a $145,000 increase in salaries and a $139,000 increase in employee benefits.

Net loan charge-offs for the first quarter of 2011 and 2010 totaled $374,000 and $146,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $3,670,000 or 0.79% of total loans at March 31, 2011, compared to $4,061,000 or 0.89% of total loans at December 31, 2010.  The decrease is primarily due to the receipt of a guarantee payment on a Small Business Administration loan that had been classified as non-accrual at December 31, 2010.  The provision for loan losses for the three months ended March 31, 2011 increased $456,000 over the comparative period in 2010 due to increased net charge-offs, troubled debt restructurings, and current economic conditions.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets totaled approximately $2,319,000 at March 31, 2011, compared to $2,114,000 at December 31, 2010.

INDEX

LCNB CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase was primarily due to inventory repossessed from a commercial borrower that ceased operations.

Net Interest Income
LCNB’s primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2011 and 2010, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Three Months Ended March 31,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Loans (1)	$457,385	6,518	5.78%	$458,503	$6,832	6.04%
Interest-bearing demand deposits	10,730	5	0.19%	10,105	8	0.32%
Federal Reserve Bank stock	939	-	-%	940	-	-%
Federal Home Loan Bank stock	2,091	24	4.65%	2,091	24	4.65%
Investment securities:
Taxable	150,346	876	2.36%	118,537	930	3.18%
Non-taxable (2)	82,810	1,071	5.25%	86,068	1,224	5.77%
Total interest-earning assets	704,301	8,494	4.89%	676,244	9,018	5.41%
Non-earning assets	65,988			70,885
Allowance for loan losses	(2,613)			(3,003)
Total assets	$767,676			$744,126

Interest-bearing deposits	$556,186	1,584	1.16%	547,394	1,976	1.46%
Short-term borrowings	12,836	10	0.32%	8,000	9	0.46%
Long-term debt	25,485	178	2.83%	24,574	177	2.92%
Total interest-bearing liabilities	594,507	1,772	1.21%	579,968	2,162	1.51%
Demand deposits	96,866			91,687
Other liabilities	5,333			5,356
Capital	70,970			67,115
Total liabilities and capital	$767,676			$744,126

Net interest rate spread (3)			3.68%			3.90%

Net interest income and net interest margin on a tax-equivalent basis (4)		6,722	3.87%		$6,856	4.11%

Ratio of interest-earning assets to interest-bearing liabilities	118.47%			116.60%

(1)	Includes nonaccrual loans if any.
(2)	Income from tax-exempt securities is included in interest income on a tax-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
(3)	The net interest rate spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)	The net interest margin is the tax-equivalent net interest income divided by average interest-earning assets.

INDEX

LCNB CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in tax-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2011 as compared to the same period in 2010.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2011 vs. 2010
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(17)	(297)	(314)
Interest-bearing demand deposits	—	(3)	(3)
Investment securities:
Taxable	217	(271)	(54)
Nontaxable	(45)	(108)	(153)
Total interest income	155	(679)	(524)

Interest-bearing Liabilities:
Deposits	31	(423)	(392)
Short-term borrowings	4	(3)	1
Long-term debt	6	(5)	1
Total interest expense	41	(431)	(390)
Net interest income	$114	(248)	(134)

Net interest income on a tax-equivalent basis for the three months ended March 31, 2011 totaled $6,722,000, a decrease of $134,000 from the comparable period in 2010.  Total tax-equivalent interest income decreased $524,000, partially offset by a $390,000 decrease in total interest expense.

The decrease in total interest income was primarily due to a 52 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets, partially offset by a $28.1 million increase in average total earning assets.  The increase in average interest earning assets was primarily due to a $28.6 million increase in average investment securities.  The decrease in the average rate earned reflects a general decrease in market rates.

The decrease in total interest expense was primarily due to a 30 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $14.5 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an $8.8 million increase in average interest-bearing deposits and a $4.8 million increase in average short-term borrowings.  The decrease in the average rate paid also reflects a general decrease in market rates.

INDEX

LCNB CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance for Loan Losses
The total provision for loan losses is determined based upon management’s evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended March 31, 2011 and 2010 was $664,000 and $208,000, respectively.  The increase in the provision reflects increases in net charge-offs, additional troubled debt restructurings, and current economic conditions.

Non-Interest Income
Total non-interest income for the first quarter 2011 was $178,000 greater than for the first quarter 2010 primarily due to a $218,000 increase in gains from sales of securities.

Non-Interest Expense
Non-interest expense for the first quarter 2011 was $594,000 greater than for the first quarter 2010 due primarily to a $145,000 increase in salaries and a $139,000 increase in employee benefits.  FDIC insurance premiums increased $62,000 primarily due to a higher level of deposits on which the premiums are charged.  Other non-interest expense increased $250,000 primarily due to a $75,000 loss recognized on a standby letter of credit, a $51,000 increase in holding costs related to other real estate owned, $52,000 in environmental remediation costs for the lot on which LCNB’s new Lebanon Drive-Up facility is being constructed, and other smaller miscellaneous increases.

Income Taxes
LCNB’s effective tax rates for continuing operations for the three months ended March 31, 2011 and 2010 were 19.0% and 22.9%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt income from bank owned life insurance.

Financial Condition
Total assets at March 31, 2011 were $5.4 million greater than at December 31, 2010.  The increase in total assets is primarily due to a $20.9 million increase in cash and cash equivalents and an $8.2 million increase in net loans.  These increases were partially offset by a $24.7 million decrease in investment securities.  Proceeds received from maturities, calls, and sales of investment securities were not replaced with new securities to enhance the liquidity position for anticipated future needs.

The increase in net loans was composed of an $8.5 million increase in gross loans, partially offset by a $290,000 increase in the allowance for loan losses.  Commercial real estate loans increased $13.8 million, partially offset by decreases in other loan categories.  Consumer loans decreased $1.5 million due to weak demand for new loans and residential real estate loans decreased $2.4 million largely because the majority of loans originated during the first quarter were sold to the Federal Home Loan Mortgage Corporation.  Residential mortgage loan sales for the first quarter 2011 totaled $1.7 million

INDEX

LCNB CORP. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total deposits were $16.6 million greater at March 31, 2011 than at December 31, 2010, primarily due to a $14.0 million increase in public fund deposits by local government entities.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.  LCNB believes that much of the increase during the first quarter was due to seasonal property and other tax receipts.  The remaining deposit growth resulted from increases in NOW, money fund deposit, and savings account product balances, while time deposits decreased by $3.5 million during this time period.  The deposit growth was used to reduce short-term borrowings, which decreased $10.3 million between March 31, 2011 and December 31, 2010.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  At March 31, 2011, LCNB’s liquid assets amounted to $243.7 million or 31.8% of total assets, a slight decrease from $246.9 million or 32.5% of total assets at December 31, 2010.

Liquidity is also provided by access to core funding sources, primarily core deposits in the bank’s market area.  Approximately 80.3% of total deposits at March 31, 2011 were core deposits, compared to 81.8% of deposits at December 31, 2010.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit equal to or greater than $100,000.

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

The Bank’s Asset and Liability Management Committee (“ALCO”) primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down-200 and 300 basis points scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2011 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$26,373	747	2.92%
Up 200	26,095	469	1.83%
Up 100	25,809	183	0.71%
Base	25,626	—	—%
Down 100	25,514	(112)	-0.44%

IRSA shows the effect on NII during a one-year period only.  A long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  The EVE analysis at March 31, 2011 is shown below.  It shows a negative effect on the EVE for increases in interest rates and a positive effect for decreases in interest rates.  The changes in EVE are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$70,125	(18,389)	-20.78%
Up 200	75,807	(12,707)	-14.36%
Up 100	81,859	(6,655)	-7.52%
Base	88,514	—	—%
Down 100	95,059	6,545	7.39%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB’s disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon this evaluation, these officers have concluded, that as of March 31, 2011, LCNB’s disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB’s internal control over financial reporting.

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

LCNB Corp.

May 2, 2011	/s/ Stephen P. Wilson
Stephen P. Wilson, CEO &
Chairman of the Board of Directors

May 2, 2011	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer