Form 10-Q
period 2011-06-30
LCNB CORP
filed 2011-08-09
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☐ Yes ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of August 8, 2011 was 6,689,743 shares.

LCNB CORP. AND SUBSIDIARIES

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS:
Cash and due from banks	$13,191	10,817
Interest-bearing demand deposits	13,650	182
Total cash and cash equivalents	26,841	10,999

Investment securities:
Available-for-sale, at fair value	250,769	235,882
Held-to-maturity, at cost	11,243	12,141
Federal Reserve Bank stock, at cost	941	939
Federal Home Loan Bank stock, at cost	2,091	2,091
Loans, net	454,447	452,350
Premises and equipment, net	17,195	16,017
Goodwill	5,915	5,915
Bank owned life insurance	14,536	14,242
Other assets	8,972	9,558
TOTAL ASSETS	$792,950	760,134

LIABILITIES:
Deposits:
Noninterest-bearing	$98,558	98,994
Interest-bearing	580,193	539,545
Total deposits	678,751	638,539
Short-term borrowings	12,198	21,691
Long-term debt	22,061	23,120
Accrued interest and other liabilities	5,824	6,077
TOTAL LIABILITIES	718,834	689,427

SHAREHOLDERS’ EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares,none outstanding	-	-
Common shares – no par value, authorized 12,000,000 shares,issued 7,445,514 shares at June 30, 2011 and December 31, 2010	11,068	11,068
Surplus	15,469	15,447
Retained earnings	56,198	54,045
Treasury shares at cost, 755,771 shares at June 30, 2011 and December 31, 2010	(11,698)	(11,698)
Accumulated other comprehensive income, net of taxes	3,079	1,845
TOTAL SHAREHOLDERS’ EQUITY	74,116	70,707

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$792,950	760,134

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$6,477	6,799	12,995	13,631
Interest on investment securities –
Taxable	914	882	1,790	1,812
Non-taxable	640	783	1,347	1,591
Other short-term investments	68	68	97	100
TOTAL INTEREST INCOME	8,099	8,532	16,229	17,134

INTEREST EXPENSE:
Interest on deposits	1,499	1,928	3,083	3,904
Interest on short-term borrowings	7	4	17	13
Interest on long-term debt	161	173	339	350
TOTAL INTEREST EXPENSE	1,667	2,105	3,439	4,267
NET INTEREST INCOME	6,432	6,427	12,790	12,867
PROVISION FOR LOAN LOSSES	224	511	888	719

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,208	5,916	11,902	12,148

NON-INTEREST INCOME:
Trust income	536	441	1,019	910
Service charges and fees on deposit accounts	952	1,005	1,853	1,931
Net gain on sales of securities	124	51	419	128
Bank owned life insurance income	148	944	294	1,097
Gains from sales of mortgage loans	24	18	57	48
Other operating income	72	55	145	153
TOTAL NON-INTEREST INCOME	1,856	2,514	3,787	4,267

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,955	2,771	6,007	5,539
Equipment expenses	240	220	457	424
Occupancy expense, net	407	441	862	965
State franchise tax	196	174	392	355
Marketing	110	126	225	202
Intangible amortization	14	14	28	28
FDIC insurance premiums	188	229	468	447
Other non-interest expense	1,218	1,243	2,690	2,465
TOTAL NON-INTEREST EXPENSE	5,328	5,218	11,129	10,425
INCOME BEFORE INCOME TAXES	2,736	3,212	4,560	5,990
PROVISION FOR INCOME TAXES	713	527	1,059	1,164
INCOME FROM CONTINUING OPERATIONS	2,023	2,685	3,501	4,826
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(31)	67	793	138
NET INCOME	$1,992	2,752	4,294	4,964

Dividends declared per common share	$0.16	0.16	0.32	0.32

Basic earnings per common share:
Continuing operations	$0.30	0.40	0.52	0.72
Discontinued operations	-	0.01	0.12	0.02

Diluted earnings per common share:
Continuing operations	$0.30	0.40	0.52	0.72
Discontinued operations	-	0.01	0.12	0.02

Weighted average common shares outstanding:
Basic	6,689,743	6,687,232	6,689,743	6,687,232
Diluted	6,746,791	6,742,663	6,744,375	6,736,435

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Income	$1,992	2,752	4,294	4,964

Other comprehensive income:

Net unrealized gain on available-for-sale securities (net of taxes of $926 and $654 for the three months ended June 30, 2011 and 2010, respectively, and $696 and $835 for the six months ended June 30, 2011 and 2010, respectively)	1,798	1,270	1,351	1,621

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $42 and $18 for the three months ended June 30, 2011 and 2010, respectively, and $143 and $44 for the six months ended June 30, 2011 and 2010, respectively)	(82)	(33)	(276)	(84)

Change in nonqualified pension plan unrecognized net loss (net of taxes of $2 and $6 for the three and six months ended June 30, 2011, respectively)	4	-	12	-

Reclassification adjustment for recognition of nonqualified pension plan net loss (net of taxes of $3 and $4 for the three and six months ended June 30, 2011, respectively)	(5)	-	(8)	-

Nonqualified pension plan curtailment (net of taxes of $80)	-	-	155	-

TOTAL COMPREHENSIVE INCOME	$3,707	3,989	5,528	6,501

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Surplus	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2010	6,687,232	$11,068	15,407	48,962	(11,737)	1,915	65,615
Net income				4,964			4,964
Net unrealized gain on available-for-sale securities, net of taxes						1,621	1,621
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes						(84)	(84)
Compensation expense relating to stock options			19				19
Common stock dividends, $0.32 per share				(2,140)			(2,140)
Balance June 30, 2010	6,687,232	11,068	15,426	51,786	(11,737)	3,452	69,995

Balance January 1, 2011	6,689,743	$11,068	15,447	54,045	(11,698)	1,845	70,707
Net income				4,294			4,294
Net unrealized gain (loss) on available-for-sale securities, net of taxes						1,351	1,351
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes						(276)	(276)
Change in nonqualified pension plan unrecognized net gain (loss), net of taxes						12	12
Reclassification adjustment for recognition of nonqualified pension plan net gain, net of taxes						(8)	(8)
Nonqualified pension plan curtailment entry, net of taxes						155	155
Compensation expense relating to stock options			22				22
Common stock dividends, $0.32 per share				(2,141)			(2,141)
Balance June 30, 2011	6,689,743	11,068	15,469	56,198	(11,698)	3,079	74,116

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,294	4,964
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization, and accretion	1,351	1,262
Provision for loan losses	888	719
Curtailment charge for nonqualified defined benefit retirement plan	191	-
Increase in cash surrender value of bank owned life insurance	(294)	(305)
Bank owned life insurance death benefits in excess of cash surrender value	-	(792)
Realized (gain) loss on sales of securities available-for-sale	(419)	(128)
Realized (gain) loss on sales of premises and equipment	(5)	13
Realized gain from sale of insurance agency	(1,503)	-
Realized gain from sale of repossessed assets	(31)	(14)
Origination of mortgage loans for sale	(2,698)	(2,554)
Realized gains from sales of mortgage loans	(57)	(48)
Proceeds from sales of mortgage loans	2,726	2,575
Compensation expense related to stock options	22	19
Partial charge-off of other real estate owned	-	84
Changes in:
Accrued income receivable	21	242
Other assets	57	(353)
Other liabilities	(335)	(458)
NET CASH FLOWS FROM OPERATING ACTIVITIES	4,208	5,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	18,982	11,657
Proceeds from maturities and calls of investment securities:
Available-for-sale	15,729	29,831
Held-to-maturity	2,628	1,840
Purchases of investment securities:
Available-for-sale	(48,203)	(40,328)
Held-to-maturity	(1,730)	(2,515)
Purchase of Federal Reserve Bank stock	(2)	-
Proceeds from redemption of Federal Reserve Bank stock	-	1
Net (increase) decrease in loans	(3,281)	(139)
Proceeds from bank owned life insurance death benefits	-	1,269
Proceeds from sale of repossessed assets	148	117
Purchases of premises and equipment	(1,692)	(469)
Proceeds from sales of premises and equipment	13	16
Proceeds from sale of insurance agency, net of cash disposed	1,523	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(15,885)	1,280
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	40,212	47,803
Net increase (decrease) in short-term borrowings	(9,493)	(10,796)
Proceeds from long-term debt	5,000	-
Principal payments on long-term debt	(6,059)	(1,149)
Cash dividends paid on common stock	(2,141)	(2,140)
NET CASH FLOWS FROM FINANCING ACTIVITIES	27,519	33,718

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,842	40,224

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,999	12,626

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,841	52,850

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$3,514	4,313
Income taxes	1,714	1,761

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	229	161

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
Substantially all of the assets, liabilities and operations of LCNB Corp. ("LCNB") are attributable to its wholly-owned subsidiary, LCNB National Bank (the "Bank").  The accompanying unaudited consolidated financial statements include the accounts of LCNB and the Bank.  LCNB completed the sale of its subsidiary, Dakin Insurance Agency, Inc. (“Dakin”) on March 23, 2011.  The financial results of Dakin are included as income from discontinued operations, net of tax, in the accompanying unaudited consolidated financial statements through the date of sale.

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

Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2010 Annual Report on Form 10-K filed with the SEC.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities
The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$22,052	98	-	22,150
U.S. Agency notes	107,984	571	317	108,238
U.S. Agency mortgage-backed securities	29,364	1,426	39	30,751
Corporate securities	1,009	16	-	1,025
Municipal securities:
Non-taxable	62,971	2,483	138	65,316
Taxable	20,196	483	79	20,600
Mutual funds	1,580	1	-	1,581
Trust preferred securities	549	54	3	600
Equity securities	476	35	3	508
	$246,181	5,167	579	250,769

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$19,724	16	155	19,585
U.S. Agency notes	83,600	107	845	82,862
U.S. Agency mortgage-backed securities	31,786	1,364	56	33,094
Corporate securities	2,012	13	-	2,025
Municipal securities:
Non-taxable	71,902	2,642	116	74,428
Taxable	22,049	302	383	21,968
Mutual fund	1,063	-	10	1,053
Trust preferred securities	549	57	2	604
Equity securities	249	18	4	263
	$232,934	4,519	1,571	235,882

The fair value of held-to-maturity investment securities, consisting of taxable and non-taxable municipal securities, approximates amortized cost at June 30, 2011 and December 31, 2010.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)
Substantially all securities in unrealized loss positions at June 30, 2011 have been in a loss position less than twelve months.  Management has determined that the unrealized losses at June 30, 2011 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Note 3 - Loans
Major classifications of loans at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010

Commercial and industrial	$33,508	36,122
Commercial, secured by real estate	206,952	196,136
Residential real estate	187,540	190,277
Consumer	16,946	19,691
Agricultural	2,844	2,966
Other loans, including deposit overdrafts	9,466	9,413
	457,256	454,605
Deferred net origination costs	300	386
	457,556	454,991
Less allowance for loan losses	3,109	2,641
Loans, net	$454,447	452,350

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans (continued)
  Non-accrual, past-due, and restructured loans as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Non-accrual loans	$3,086	3,761
Past-due 90 days or more and still accruing	670	300
Restructured loans	9,503	9,088
Total	$13,259	13,149
Percent to total loans	2.90%	2.89%

Non-accrual loans at June 30, 2011 decreased from the balance at December 31, 2010 primarily due to the receipt of a $594,000 guarantee payment on a Small Business Administration loan during the first quarter 2011.  Restructured loans at June 30, 2011 increased from the balance at December 31, 2010 primarily due to the modification of two commercial real estate loans to the same borrower totaling $626,000 during the first quarter 2011.

Loans sold to and serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at June 30, 2011 and December 31, 2010 were $67,942,000 and $70,705,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three and six months ended June 30, 2011 totaled $976,000 and $2,698,000, respectively, and $954,000 and $2,554,000 during the three and six months ended June 30, 2010, respectively.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
The allowance for loan losses and recorded investment in loans for the six months ended June 30 were as follows (000’s):

	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
June 30, 2011
Allowance for loan losses:
Balance, beginning of year	$305	1,625	459	246	-	6	-	2,641
Provision charged to expenses	321	279	250	23	-	15	-	888
Losses charged off	(251)	-	(132)	(138)	-	(58)	-	(579)
Recoveries	-	30	4	82	-	43		159
Balance, end of period	$375	1,934	581	213	-	6	-	3,109

Ending balance: individually evaluated for impairment	$133	341	82	-	-	-	-	556
Ending balance: collectively evaluated for impairment	242	1,593	499	213	-	6	-	2,553

Loans:
Ending balance	$33,508	206,952	187,540	16,946	2,844	9,466	-	457,256
Ending balance: individually evaluated for impairment	780	11,923	533	-	-	-	-	13,236
Ending balance: collectively evaluated for impairment	32,728	195,029	187,007	16,946	2,844	9,466	-	444,020

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
June 30, 2010
Allowance for loan losses:
Balance, beginning of year	$546	1,628	491	313	-	9	11	2,998
Provision charged to expenses	(13)	532	69	126	-	16	(11)	719
Losses charged off	(288)	-	(80)	(247)	-	(67)	-	(682)
Recoveries	-	-	1	66	-	48	-	115
Balance, end of period	$245	2,160	481	258	-	6	-	3,150

Ending balance: individually evaluated for impairment	$-	1,051	-	-	-	-	-	1,051
Ending balance: collectively evaluated for impairment	245	1,109	481	258	-	6	-	2,099

Loans:
Ending balance	$37,767	193,311	193,089	22,442	3,206	9,446	-	459,261
Ending balance: individually evaluated for impairment	1,076	10,673	534	-	-	-	-	12,283
Ending balance: collectively evaluated for impairment	36,691	182,638	192,555	22,442	3,206	9,446	-	446,978

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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
An analysis of the Company’s loan portfolio by credit quality indicators at June 30, 2011 and December 31, 2010 is as follows (000’s):

	No Grade	Pass	OAEM	Substandard	Doubtful	Loss	Total
June 30, 2011
Commercial & industrial	$1,213	30,193	1,116	986	-	-	33,508
Commercial, secured by real estate	2,382	189,873	4,794	7,652	2,251	-	206,952
Residential real estate	18,278	165,455	1,364	2,443	-	-	187,540
Consumer	392	16,483	-	54	12	5	16,946
Agricultural	299	2,545	-	-	-	-	2,844
Other	99	9,367	-	-	-	-	9,466
Total	$22,663	413,916	7,274	11,135	2,263	5	457,256

December 31, 2010
Commercial & industrial	$1,299	32,421	1,177	1,225	-	-	36,122
Commercial, secured by real estate	2,053	179,710	4,897	8,574	902	-	196,136
Residential real estate	17,346	170,900	264	1,702	65	-	190,277
Consumer	394	19,144	-	72	81	-	19,691
Agricultural	247	2,719	-	-	-	-	2,966
Other	116	9,297	-	-	-	-	9,413
Total	$21,455	414,191	6,338	11,573	1,048	-	454,605

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
A loan portfolio aging analysis at June 30, 2011 and December 31, 2010 is as follows (000’s):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
June 30, 2011
Commercial & industrial	$-	-	-	-	33,508	33,508	-
Commercial, secured by real estate	85	-	2,366	2,451	204,501	206,952	35
Residential real estate	520	19	1,207	1,746	185,794	187,540	625
Consumer	98	57	10	165	16,781	16,946	10
Agricultural	42	-	-	42	2,802	2,844	-
Other	99	-	-	99	9,367	9,466	-
Total	$844	76	3,583	4,503	452,753	457,256	670

December 31, 2010
Commercial & industrial	$138	-	595	733	35,389	36,122	1
Commercial, secured by real estate	753	-	1,766	2,519	193,617	196,136	114
Residential real estate	482	36	698	1,216	189,061	190,277	110
Consumer	231	54	76	361	19,330	19,691	75
Agricultural	-	-	-	-	2,966	2,966	-
Other	5	-	-	5	9,408	9,413	-
Total	$1,609	90	3,135	4,834	449,771	454,605	300

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Impaired loans at June 30, 2011 and December 31, 2010 were as follows (000’s):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011
With no related allowance recorded:
Commercial & industrial	$-	-	-	-	-
Commercial real estate	5,171	5,171	-	5,229	101
Residential real estate	332	332	-	332	-
Total	5,503	5,503	-	5,561	101

With an allowance recorded:
Commercial & industrial	648	781	133	1,090	28
Commercial real estate	6,411	6,752	341	6,816	133
Residential real estate	118	200	82	200	-
Total	7,177	7,733	556	8,106	161

Total:
Commercial & industrial	648	781	133	1,090	28
Commercial real estate	11,582	11,923	341	12,045	234
Residential real estate	450	532	82	532	-
Total	$12,680	13,236	556	13,667	262

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
Commercial & industrial	$594	594	-	751	9
Commercial real estate	8,350	8,350	-	9,058	372
Residential real estate	533	533	-	534	-
Total	9,477	9,477	-	10,343	381

With an allowance recorded:
Commercial & industrial	356	476	120	693	29
Commercial real estate	2,974	3,150	176	3,403	142
Residential real estate	-	-	-	-	-
Total	$3,330	3,626	296	4,096	171

Total:
Commercial & industrial	$950	1,070	120	1,444	38
Commercial real estate	11,324	11,500	176	12,461	514
Residential real estate	533	533	-	534	-
Total	$12,807	13,103	296	14,439	552

Non-accrual loans at June 30, 2011 and December 31, 2010 were as follows (000’s):

	June 30, 2011	December 31, 2010

Commercial and industrial	$-	595
Commercial, secured by real estate	2,331	2,377
Residential real estate	755	789
	3,086	3,761

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Other Real Estate Owned
Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned were as follows (000’s):

	Six Months Ended June 30,
	2011	2010
Balance, beginning of year	$2,088	2,424
Additions	-	104
Reductions due to valuation write downs	-	(84)
Balance, end of period	$2,088	2,444

Other real estate owned at June 30, 2011 consisted of two commercial properties and one single-family residential home.  Other real estate owned at June 30, 2010 consisted of two commercial properties and two single-family residential homes.  Additions for the 2010 period consisted of one single family residential home.

Note 5 – Borrowings
Funds borrowed from the Federal Home Loan Bank of Cincinnati at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	Current Interest Rate	June 30, 2011	December 31, 2010

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$-	5,000
Advance due August 2012	1.99%	6,000	6,000
Advance due January 2015	2.00%	5,000	-
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	2,826	3,319
Advance due March 2019	2.82%	3,235	3,801
		$22,061	23,120

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $146 million and $148 million at June 30, 2011 and December 31, 2010, respectively.  Additionally, LCNB was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Borrowings (continued)
Short-term borrowings at June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
U.S. Treasury demand note	$1,101	-%	1,295	-%
Federal funds purchased	-	-%	7,000	0.50%
Line of credit	-	-%	3,026	1.00%
Repurchase agreements	11,097	0.25%	10,370	0.30%
	$12,198	0.23%	21,691	0.44%

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

LCNB offers the Bounce Protection product, a customer deposit overdraft program, which is offered as a service and does not constitute a contract between the customer and LCNB.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Commitments to extend credit:
Commercial loans	$4,385	1,856
Other loans
Fixed rate	1,101	1,200
Adjustable rate	345	480
Unused lines of credit:
Fixed rate	3,023	1,773
Adjustable rate	56,855	67,038
Unused Bounce Protection amounts on demand and NOW accounts	9,961	10,031
Standby letters of credit	5,693	6,528
	$81,363	88,906

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At June 30, 2011 and December 31, 2010, outstanding guarantees of approximately $408,000 and $998,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in a letter of credit securing payment of principal and interest on a bond issue.  The participation amount at June 30, 2011 and December 31, 2010 was approximately $5.3 million and $5.5 million, respectively.  The agreement has a final maturity date of July 15, 2012.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB’s 26 offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Material commitments for capital expenditures outstanding as of June 30, 2011 totaled approximately $800,000.

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

	At June 30,	At December 31,
	2011	2010
Regulatory Capital:
Shareholders' equity	$74,116	70,707
Goodwill and other intangibles	(6,102)	(6,413)
Accumulated other comprehensive (income) loss	(3,079)	(1,845)
Tier 1 risk-based capital	64,935	62,449

Eligible allowance for loan losses	3,109	2,641
Total risk-based capital	$68,044	65,090

Capital ratios:
Total risk-based (required 8.00%)	14.42%	13.82%
Tier 1 risk-based (required 4.00%)	13.76%	13.26%
Leverage (required 3.00%)	8.24%	8.12%

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and six-month periods ended June 30, 2011 and 2010 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Qualified noncontributory defined benefit retirement plan	$134	61	258	121

401(k) plan	82	79	157	153

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$22	44	66	87
Interest cost	8	8	17	16
Amortization of unrecognized prior service cost	7	12	18	24
Amortization of unrecognized net gain	(8)	-	(12)	-
Net periodic pension cost	$29	64	89	127

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

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at June 30, 2011 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - 10.99	29,110	$9.00	7.6	11,644	$9.00	7.6
$11.00 - 12.99	59,799	11.89	8.6	12,511	12.20	7.3
$13.00 - 14.99	11,056	13.09	1.6	11,056	13.09	1.6
$17.00 - 18.99	24,158	18.16	4.3	22,535	18.18	4.2
	124,123	12.54	6.9	57,746	14.06	5.0

The following table summarizes stock option activity for the periods indicated:

	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	99,040	$12.71	78,242	$13.04
Granted	25,083	11.85	20,798	11.50
Exercised	-	-	-	-
Outstanding, June 30	124,123	12.54	99,040	12.71
Exercisable, June 30	57,746	14.06	41,770	14.78

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at June 30, 2011 that were “in the money” (market price greater than exercise price) was $95,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $36,000.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 - Stock Based Compensation (continued)
The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The following table shows the estimated weighted-average fair value and the assumptions used in calculating that value for options granted during the six month periods ended June 30:

	2011	2010
Estimated weighted-average fair value of options granted	$2.09	2.27
Risk-free interest rate	2.84%	3.34%
Average dividend yield	4.43%	4.31%
Volatility factor of the expected market price of the Company's common stock	27.37%	28.32%
Average life in years	6.5	7.0

Total expense related to options included in salaries and employee benefits in the consolidated statements of income for the three and six months ended June 30, 2011 were $11,000 and $22,000, respectively, and $10,000 and $19,000 for the three and six months ended June 30, 2010, respectively.

A total of 2,511 restricted shares were granted to an executive officer in February 2010 and vested in November 2010.  Until they vested, they were restricted from sale, transfer, or assignment in accordance with the terms of the agreement under which they were issued.  At the date of vesting, the shares were issued from treasury stock and, therefore, did not affect the number of securities remaining available for future issuance in the table above.  No restricted shares were granted prior to February 2010 or during the first six months of 2011.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 - Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three and six months ended June 30, 2011 and 2010 (dollars in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Income from continuing operations	$2,023	2,685	3,501	4,826
Income from discontinued operations, net of tax	(31)	67	793	138
Net income	$1,992	2,752	4,294	4,964

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,689,743	6,687,232	6,689,743	6,687,232

Add dilutive effect of:
Stock options	4,476	3,403	4,188	2,817
Restricted stock	-	2,511	-	1,790
Stock warrant	52,572	49,517	50,444	44,596
	57,048	55,431	54,632	49,203

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,746,791	6,742,663	6,744,375	6,736,435

Basic earnings per common share:
Continuing operations	$0.30	0.40	0.52	0.72
Discontinued operations	-	0.01	0.12	0.02

Diluted earnings per common share:
Continuing operations	$0.30	0.40	0.52	0.72
Discontinued operations	-	0.01	0.12	0.02

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

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  The investments in mutual funds are considered to have level 3 inputs because LCNB does not have precise information about the methods used by the mutual fund companies to assign fair values or full information on the investments made by the funds.  Additionally, LCNB Corp. owns trust preferred securities in various financial institutions and equity securities in non-financial companies.   Market quotations (level 1) are used to determine fair values for these investments.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB’s available-for-sale securities by input levels as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Available-for-sale securities:
U.S. Treasury notes	$22,150	22,150	-	-
U.S. Agency notes	108,238	-	108,238	-
U.S. Agency mortgage- backed securities	30,751	-	30,751	-
Corporate securities	1,025	1,025	-	-
Municipal securities:
Non-taxable	65,316	-	65,316	-
Taxable	20,600	-	20,600	-
Mutual funds	1,581	-	-	1,581
Trust preferred securities	600	600	-	-
Equity securities	508	508	-	-
Totals	$250,769	24,283	224,905	1,581

December 31, 2010
Available-for-sale securities:
U.S. Treasury notes	$19,585	19,585	-	-
U.S. Agency notes	82,862	-	82,862	-
U.S. Agency mortgage- backed securities	33,094	-	33,094	-
Corporate securities	2,025	2,025	-	-
Municipal securities:
Non-taxable	74,428	-	74,428	-
Taxable	21,968	-	21,968	-
Mutual fund	1,053	-	-	1,053
Trust preferred securities	604	604	-	-
Equity securities	263	263	-	-
Totals	$235,882	22,477	212,352	1,053

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the six months ended June 30, 2011 (in thousands):

Mutual Funds

Beginning balance	$1,053
Purchases	500
Dividends reinvested	17
Net change in unrealized gains (losses) included in other comprehensive income	11
Ending balance	$1,581

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The table below presents LCNB’s impaired loans, other real estate owned, and repossessed assets measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010 by the level in the fair value hierarchy within which the inputs for these measurements fall (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Impaired loans	$7,177	-	1,074	6,103
Other real estate owned	2,088	-	2,088	-
Repossessed assets	138	-	-	138
Totals	$9,403	-	3,162	6,241

December 31, 2010
Impaired loans	$4,080	-	1,430	2,650
Other real estate owned	2,088	-	2,088	-
Repossessed assets	26	-	-	26
Totals	$6,194	-	3,518	2,676

Carrying amounts and estimated fair values of financial instruments as of June 30, 2011 and December 31, 2010 were as follows (in thousand

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$26,841	26,841	10,999	10,999
Investment securities:
Available-for-sale	250,769	250,769	235,882	235,882
Held-to-maturity	11,243	11,243	12,141	12,141
Federal Reserve Bank stock	941	941	939	939
Federal Home Loan Bank stock	2,091	2,091	2,091	2,091
Loans, net	454,447	468,092	452,350	465,053

FINANCIAL LIABILITIES:
Deposits	678,751	683,295	638,539	642,734
Short-term borrowings	12,198	12,198	21,691	21,691
Long-term debt	22,061	23,052	23,120	24,217

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The fair value of off-balance-sheet financial instruments at June 30, 2011 and December 31, 2010 was not material.

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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Discontinued Operations
LCNB sold its insurance agency subsidiary on March 23, 2011 and therefore its financial results are reported in the income statements as income from discontinued operations, net of taxes.  Income from discontinued operations for the six months ended June 30, 2011 include the gain recognized from the sale less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.  The following table summarizes income from discontinued operations for the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Dakin Insurance Agency financial results:
Revenue	$-	424	381	845
Non-interest expenses	(2)	322	301	635
Income from operations before income taxes	2	102	80	210
Gain from sale of insurance agency	-	-	1,503	-
Closing costs related to sale	(13)	-	(60)	-
Curtailment expense on nonqualified defined benefit retirement plan	-	-	(191)	-
Provision for income taxes	(20)	(35)	(539)	(72)
Total income (loss) from discontinued operations, net of taxes	(31)	67	793	138

Note 13 – Subsequent Events
LCNB Corp. filed a Registration Statement on Form S-3 with the SEC on July 27, 2011 to register 400,000 shares for use in its Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the “Amended Plan”).  Formerly LCNB purchased the shares needed for its Dividend and Stock Purchase Plan in the secondary market.  Under the Amended Plan, LCNB has the option of purchasing shares in the secondary market, using treasury shares, or issuing new shares.

LCNB Corp. applied to NASDAQ® on July 28, 2011 for approval to move the listing of its stock from the Over the Counter Bulletin Board (OTCBB) to the NASDAQ Capital Market®.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Recent Accounting Pronouncements
Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” was issued by the Financial Accounting Standards Board (the “FASB”) in April 2011.  A loan modification is considered a Troubled Debt Restructuring when the restructuring constitutes a concession by the lender and the debtor is experiencing financial difficulties.  The update provides additional guidance in determining whether a concession has been granted and whether a debtor is experiencing financial difficulty.  The amendments in the update are effective for public entities for the first interim or annual period beginning on or after June 15, 2011 and are to be applied retrospectively to the beginning of the annual period of the adoption.  LCNB management does not anticipate that adoption of this update will have a material effect on its consolidated financial statements.

Accounting Standards Update No. 2011-04, “Fair Value Measurement (ASC Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” was issued by the FASB in May 2011.  The update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within IFRS or U.S. GAAP.  It supersedes most of the guidance in ASC Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  Changes to current guidance include:

•	Clarification on using premiums and discounts in calculating fair value when level 2 or 3 inputs are used,
•	An expansion of disclosures about fair value measurements, and
•	The categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value is required to be disclosed.

The amendments in the update must be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after Dec. 15, 2011. Early application by public entities is not permitted.

Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income,” was issued by the FASB in June 2011.  The update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, a company is required to report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  The amendments in the update are effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted.  LCNB’s presentation of the Consolidated Statements of Comprehensive Income already complies with the requirements of the update.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of June 30, 2011, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2011 and 2010, and the related consolidated statements of shareholders’ equity and cash flows for each of the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
August 8, 2011

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

Results of Operations
LCNB’s net income for the three and six months ended June 30, 2011 was $1,992,000 (total basic and diluted earnings per common share of $0.30) and $4,294,000 (total basic and diluted earnings per common share of $0.64), respectively.  This compares to $2,752,000 (total basic and diluted earnings per common share of $0.41) and $4,964,000 (total basic and diluted earnings per common share of $0.74) for the same three and six-month periods in 2010.

In late 2010, LCNB’s board of directors resolved to sell its insurance agency subsidiary, Dakin Insurance Agency, Inc., and, therefore, the subsidiary's financial results are reported in the income statement as income from discontinued operations, net of taxes.  Net income for the six months ended June 30, 2011 includes income from discontinued operations, net of taxes of $793,000, which is a $655,000 increase from the same period in 2010.  This increase was caused by the sale of LCNB’s insurance agency subsidiary during the first quarter 2011 and reflects the gain recognized on the sale less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.

Income from continuing operations for the three and six months ended June 30, 2011 was $2,023,000 and $3,501,000, respectively.  This compares to $2,685,000 and $4,826,000 for the comparable periods in 2010.

Net loan charge-offs for the first six months of 2011 and 2010 totaled $420,000 and $567,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $3,756,000 or 0.82% of total loans at June 30, 2011, compared to $4,061,000 or 0.89% of total loans at December 31, 2010.  The decrease was primarily due to the receipt of a guarantee payment on a Small Business Administration loan that had been classified as non-accrual at December 31, 2010.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets totaled approximately $2,226,000 at June 30, 2011 and $2,114,000 at December 31, 2010.  The increase was primarily due to inventory repossessed from a commercial borrower that ceased operations.

Net interest income for the three months ended June 30, 2011 increased $5,000 over the comparative period in 2010.  Net interest income for the six months ended June 30, 2011 decreased $77,000 over the comparative period in 2010, primarily due to a reduction in general market rates.  Non-interest income for the three and six-month periods in 2011 were $658,000 and $480,000, respectively, less than the comparative periods in 2010 primarily due to death benefits received from bank owned life insurance during the second quarter 2010.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest expense for the three and six months ended June 30, 2011 increased $110,000 and $704,000, respectively, from the comparative periods in 2010 primarily due to increases in salaries and employee benefits.

Net Interest Income

Three Months Ended June 30, 2011 vs. 2010.
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2011 and 2010, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Loans (1)	$461,448	6,477	5.63%	$459,586	$6,799	5.93%
Interest-bearing demand deposits	26,263	17	0.26%	27,940	17	0.24%
Federal Reserve Bank stock	941	28	11.93%	940	28	11.95%
Federal Home Loan Bank stock	2,091	23	4.41%	2,091	23	4.41%
Investment securities:
Taxable	164,484	914	2.23%	119,416	882	2.96%
Non-taxable (2)	77,029	970	5.05%	83,615	1,186	5.69%
Total earnings assets	732,256	8,429	4.62%	693,588	8,935	5.17%
Non-earning assets	66,961			67,638
Allowance for loan losses	(2,935)			(3,017)
Total assets	$796,282			$758,209

Interest-bearing deposits	$582,606	1,499	1.03%	$560,295	1,928	1.38%
Short-term borrowings	11,997	7	0.23%	5,256	4	0.31%
Long-term debt	22,176	161	2.91%	23,928	173	2.90%
Total interest-bearing liabilities	616,779	1,667	1.08%	589,479	2,105	1.43%
Demand deposits	101,798			95,092
Other liabilities	4,918			5,137
Capital	72,787			68,501
Total liabilities and capital	$796,282			$758,209

Net interest rate spread (3)			3.54%			3.74%

Net interest income and net interest margin on a taxable- equivalent basis (4)		6,762	3.70%		$6,830	3.95%

Ratio of interest-earning assets to interest-bearing liabilities	118.72%			117.66%

(1)	Includes nonaccrual loans, if any.
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

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2011 as compared to the same period in 2010.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2011 vs. 2010 Increase (decrease) due to:
	Volume	Rate	Total
Interest-earning Assets:	(In thousands)
Loans	$27	(349)	(322)
Interest-bearing demand deposits	(1)	1	-
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	-	-
Investment securities:
Taxable	283	(251)	32
Nontaxable	(89)	(127)	(216)
Total interest income	220	(726)	(506)

Interest-bearing Liabilities:
Deposits	74	(503)	(429)
Short-term borrowings	4	(1)	3
Long-term debt	(13)	1	(12)
Total interest expense	65	(503)	(438)
Net interest income	$155	(223)	(68)

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2011 totaled $6,762,000, a decrease of $68,000 from the comparable period in 2010.  Total interest income decreased $506,000, partially offset by a decrease in total interest expense of $438,000.

The decrease in total interest income was due to a 55 basis point (one basis point equals 0.01%) decrease in the average rate earned on earning assets, partially offset by a $38.7 million increase in average earning assets.  The increase in interest earning assets was primarily due to a $38.5 million increase in average investment securities.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was primarily due to a 35 basis point decrease in the average rate paid, partially offset by a $27.3 million increase in average interest-bearing liabilities.  The decrease in the average rate paid on interest-bearing liabilities was primarily due to general decreases in market interest rates.  The increase in average interest-bearing liabilities was due to a $22.3 million increase in average interest-bearing deposits primarily resulting from an increase in public funds and continuing consumer trends and a $6.7 million increase in average short-term borrowings.

Six Months Ended June 30, 2011 vs. 2010.
The following table presents, for the six months ended June 30, 2011 and 2010, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Six Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Loans (1)	$459,428	12,995	5.70%	$459,048	$13,631	5.99%
Interest-bearing demand deposits	18,540	22	0.24%	21,099	25	0.24%
Federal Reserve Bank stock	940	28	6.01%	940	28	6.01%
Federal Home Loan Bank stock	2,091	47	4.53%	2,091	47	4.53%
Investment securities:
Taxable	157,459	1,790	2.29%	118,978	1,812	3.07%
Non-taxable (2)	79,903	2,041	5.15%	84,835	2,411	5.73%
Total earnings assets	718,361	16,923	4.75%	686,991	17,954	5.27%
Non-earning assets	66,434			67,229
Allowance for loan losses	(2,775)			(3,010)
Total assets	$782,020			$751,210

Interest-bearing deposits	$569,469	3,083	1.09%	$553,880	3,904	1.42%
Short-term borrowings	12,384	17	0.28%	6,645	13	0.39%
Long-term debt	23,822	339	2.87%	24,249	350	2.91%
Total interest-bearing liabilities	605,675	3,439	1.15%	584,774	4,267	1.47%
Demand deposits	99,346			93,398
Other liabilities	5,115			5,226
Capital	71,884			67,812
Total liabilities and capital	$782,020			$751,210

Net interest rate spread (3)			3.60%			3.80%

Net interest income and net interest margin on a taxable- equivalent basis (4)		13,484	3.79%		$13,687	4.02%

Ratio of interest-earning assets to interest-bearing liabilities	118.61%			117.48%

(1)	Includes nonaccrual loans, if any. Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.
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

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2011 as compared to the same period in 2010.

	Six Months Ended June 30, 2011 vs. 2010 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$11	(647)	(636)
Interest-bearing demand deposits	(3)	-	(3)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	-	-
Investment securities:
Taxable	503	(525)	(22)
Nontaxable	(135)	(235)	(370)
Total interest income	376	(1,407)	(1,031)

Interest-bearing Liabilities:
Deposits	107	(928)	(821)
Short-term borrowings	9	(5)	4
Long-term debt	(6)	(5)	(11)
Total interest expense	110	(938)	(828)
Net interest income	$266	(469)	(203)

Net interest income on a fully tax-equivalent basis for the first half of 2011 totaled $13,484,000, a $203,000 decrease from the first half of 2010.  Total interest income decreased $1,031,000, largely offset by an $828,000 decrease in total interest expense.

The decrease in total interest income was due to a 52 basis point decrease in the average rate earned on earning assets, partially offset by a $31.4 million increase in average total earning assets.  The increase in average earning assets was due to a $33.5 million increase in average investment securities.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was due primarily to a 32 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $20.9 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was due to a $15.6 million increase in average interest-bearing deposits primarily resulting from an increase in public funds and continuing consumer trends and a $5.7 million increase in average short-term borrowings.  The decrease in the average rate paid also reflects a general decrease in market rates.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended June 30, 2011 and 2010 was $224,000 and $511,000, respectively, and $888,000 and $719,000 for the six months ended June 30, 2011 and 2010, respectively.  The increase in the provision for the six-month period reflects an increase in non-accrual and delinquent loans, the net charge-off trend, and current economic conditions.  The decrease for the three-month period reflects a decrease in the volume of newly identified impaired loans.

Non-Interest Income

Three Months Ended June 30, 2011 vs. 2010.
Non-interest income for the second quarter of 2011 was $658,000 less than for the comparable period in 2010.  The decrease was due to bank owned life insurance income, which decreased $796,000 primarily due to the absence of death benefits received during the second quarter 2010.

Six Months Ended June 30, 2011 vs. 2010.
Non-interest income for the first half of 2011 was $480,000 less than for the comparable period in 2010.  The decrease was due to an $803,000 decrease in bank owned life insurance income for the same reason discussed above.  Partially offsetting this decrease was a $291,000 increase in net gains from sales of securities and a $109,000 increase in trust income.  Gains from sales of securities increased due to a greater volume of sales and trust income increased primarily due to an increase in the amount of trust assets managed.

Non-Interest Expense

Three Months Ended June 30, 2011 vs. 2010.
Total non-interest expense increased $110,000 during the second quarter 2011 as compared to the second quarter 2010 primarily due to increases in salaries and employee benefits.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2011 vs. 2010.
Total non-interest expense increased $704,000 during the first half of 2011 as compared to the first half of 2010 primarily due to a $468,000 increase in salaries and employee benefits and a $225,000 increase in other non-interest expense.  Other non-interest expense for the first half of 2011 includes a $56,000 loss, net of recoveries received during the second quarter 2011, recognized on a standby letter of credit, $52,000 in environmental remediation costs for the lot on which LCNB’s new Lebanon Drive-Up facility is located, and other smaller miscellaneous increases.

Income Taxes
LCNB’s effective tax rates for continuing operations for the six months ended June 30, 2011 and 2010 were 23.2% and 19.4%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
Total assets at June 30, 2011 were $32.8 million greater than at December 31, 2010.  The increase in total assets is primarily due to a $15.8 million increase in cash and cash equivalents and a $14.9 million increase in available-for-sale investment securities.  Most of the growth in available-for-sale investment securities was in U.S. Agency notes, which increased $25.4 million.  This increase was partially offset by a $9.1 million decrease in non-taxable municipal securities.

Net loans increased $2.1 million.  This increase was composed of a $2.6 million increase in gross loans, partially offset by a $468,000 increase in the allowance for loan losses.  Commercial real estate loans increased $10.8 million, partially offset by decreases in other loan categories.  Consumer loans decreased $2.7 million due to weak demand for new loans, commercial and industrial loans decreased $2.6 million, and residential real estate loans decreased $2.7 million largely because the majority of loans originated during the first half of 2011 were sold to the Federal Home Loan Mortgage Corporation.  Residential mortgage loans sold during the first half totaled $2.7 million.

Total deposits were $40.2 million greater at June 30, 2011 than at December 31, 2010, primarily due to a $32.9 million increase in public fund deposits by local government entities.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.  LCNB believes that much of the increase during the first half was due to seasonal property and other tax receipts.  The deposit growth was used to reduce short-term borrowings, which decreased $9.5 million between June 30, 2011 and December 31, 2010, fund growth in the loan and investment portfolios, and enhance LCNB’s liquidity position for anticipated future needs.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At June 30, 2011, LCNB’s liquid assets amounted to $277.6 million or 35.0% of total assets, an increase from $246.9 million or 32.5% of total assets at December 31, 2010.

Liquidity is also provided by access to core funding sources, primarily core depositors in the bank’s market area.  Approximately 77.7% of total deposits at June 30, 2011 were “core” deposits, compared to 81.8% of deposits at December 31, 2010.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 200 and down 300 basis point scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2011 IRSA indicates that both an increase and a decrease in interest rates would have a positive effect on net interest income (“NII”), except for the up 100 basis points scenario. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$25,264	135	0.54%
Up 200	25,189	60	0.24%
Up 100	25,107	(22)	-0.09%
Base	25,129	-	-%
Down 100	25,240	111	0.44%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2011 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE for the up 300 basis points scenario is slightly outside LCNB’s policy range of a 25% change, but management has determined the changes are acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$64,228	(22,725)	-26.13%
Up 200	71,136	(15,817)	-18.19%
Up 100	78,644	(8,309)	-9.56%
Base	86,953	-	-%
Down 100	95,164	8,211	9.44%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of June 30, 2011, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable; the registrant is an accelerated filer.

Index

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 1.     Legal Proceedings

Not applicable

Item 1A.  Risk Factors

The Dodd-Frank Act directs the Federal Reserve to set interchange rates in electronic debit card transactions involving issuers with more than $10 billion in assets.  On June 29, 2011, the Federal Reserve issued a final rule, which goes into effect on October 1, 2011, setting the maximum interchange fee an issuer may receive at the sum of 21 cents per transaction plus five basis points multiplied by the value of the transaction.  The Federal Reserve also issued an interim final rule that allows for an upward adjustment of at most one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures to achieve the fraud prevention standards detailed in the interim final rule.  Although institutions with $10 billion or less in total assets will be exempt from the new rules, many within the financial institutions industry believe that smaller institutions will need to match the pricing of those institutions with assets greater than $10 billion or lose business to the larger institutions.  The effect of the new rules on LCNB’s income statement cannot be predicted at this time.

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

101
The following financial information from LCNB Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

/s/ Stephen P. Wilson
August 8, 2011	Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

August 8, 2011	/s/Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer