Form 10-Q
period 2011-09-30
LCNB CORP
filed 2011-11-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to___________________

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
☒ Yes         ☐ No

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
☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of November 8, 2011 was 6,697,982 shares.

LCNB CORP. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS:
Cash and due from banks	$17,577	10,817
Interest-bearing demand deposits	15,080	182
Total cash and cash equivalents	32,657	10,999
Investment securities:
Available-for-sale, at fair value	268,017	235,882
Held-to-maturity, at cost	11,133	12,141
Federal Reserve Bank stock, at cost	941	939
Federal Home Loan Bank stock, at cost	2,091	2,091
Loans, net	446,295	452,350
Premises and equipment, net	17,496	16,017
Goodwill	5,915	5,915
Bank owned life insurance	14,689	14,242
Other assets	9,325	9,558
TOTAL ASSETS	$808,559	760,134

LIABILITIES:
Deposits:
Noninterest-bearing	$102,348	98,994
Interest-bearing	587,349	539,545
Total deposits	689,697	638,539
Short-term borrowings	12,386	21,691
Long-term debt	21,718	23,120
Accrued interest and other liabilities	7,298	6,077
TOTAL LIABILITIES	731,099	689,427

SHAREHOLDERS’ EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares – no par value, authorized 12,000,000 shares,issued 7,453,173 shares at September 30, 2011 and 7,445,514 shares at December 31, 2010	11,081	11,068
Surplus	15,566	15,447
Retained earnings	56,995	54,045
Treasury shares at cost, 755,771 shares at September 30, 2011 and December 31, 2010	(11,698)	(11,698)
Accumulated other comprehensive income, net of taxes	5,516	1,845
TOTAL SHAREHOLDERS’ EQUITY	77,460	70,707

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$808,559	760,134

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$6,294	6,748	19,289	20,379
Interest on investment securities –
Taxable	1,036	913	2,826	2,725
Non-taxable	619	773	1,966	2,364
Other investments	27	38	124	138
TOTAL INTEREST INCOME	7,976	8,472	24,205	25,606

INTEREST EXPENSE:
Interest on deposits	1,371	1,902	4,454	5,806
Interest on short-term borrowings	6	6	23	19
Interest on long-term debt	160	173	499	523
TOTAL INTEREST EXPENSE	1,537	2,081	4,976	6,348
NET INTEREST INCOME	6,439	6,391	19,229	19,258
PROVISION FOR LOAN LOSSES	588	268	1,476	987

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,851	6,123	17,753	18,271

NON-INTEREST INCOME:
Trust income	553	479	1,572	1,389
Service charges and fees on deposit accounts	957	1,009	2,810	2,940
Net gain on sales of securities	273	48	692	176
Bank owned life insurance income	153	148	447	1,245
Gains from sales of mortgage loans	35	195	92	243
Other operating income	79	49	224	202
TOTAL NON-INTEREST INCOME	2,050	1,928	5,837	6,195

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,983	2,861	8,990	8,400
Equipment expenses	288	222	745	646
Occupancy expense, net	443	456	1,305	1,421
State franchise tax	190	173	582	528
Marketing	145	118	370	320
Intangible amortization	15	15	43	43
FDIC insurance premiums	95	269	563	716
Other non-interest expense	1,294	1,426	3,984	3,891
TOTAL NON-INTEREST EXPENSE	5,453	5,540	16,582	15,965
INCOME BEFORE INCOME TAXES	2,448	2,511	7,008	8,501
PROVISION FOR INCOME TAXES	581	561	1,640	1,725
INCOME FROM CONTINUING OPERATIONS	1,867	1,950	5,368	6,776
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	-	39	793	177
NET INCOME	$1,867	1,989	6,161	6,953

Dividends declared per common share	$0.16	0.16	0.48	0.48

Basic earnings per common share:
Continuing operations	$0.28	0.30	0.80	1.02
Discontinued operations	-	-	0.12	0.02

Diluted earnings per common share:
Continuing operations	$0.28	0.30	0.80	1.02
Discontinued operations	-	-	0.12	0.02

Weighted average common shares outstanding:
Basic	6,690,963	6,687,232	6,690,157	6,687,232
Diluted	6,750,807	6,740,884	6,746,568	6,737,965

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Income	$1,867	1,989	6,161	6,953

Other comprehensive income:

Net unrealized gain on available-for-sale securities (net of taxes of $1,348 and $719 for the three months ended September 30, 2011 and 2010, respectively, and $2,054 and $1,554 for the nine months ended September 30, 2011 and 2010, respectively)	2,618	1,396	3,969	3,017

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $92 and $17 for the three months ended September 30, 2011 and 2010, respectively, and $235 and $61 for the nine months ended September 30, 2011 and 2010, respectively)	(181)	(31)	(457)	(115)

Change in nonqualified pension plan unrecognized net loss (net of taxes of $3 and $9 for the three and nine months ended September 30, 2011, respectively)	5	-	17	-

Reclassification adjustment for recognition of nonqualified pension plan net loss (net of taxes of $3 and $7 for the three and nine months ended September 30, 2011, respectively)	(5)	-	(13)	-

Nonqualified pension plan curtailment (net of taxes of $80)	-	-	155	-

TOTAL COMPREHENSIVE INCOME	$4,304	3,354	9,832	9,855

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Surplus	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance January 1, 2010	6,687,232	$11,068	15,407	48,962	(11,737)	1,915	65,615
Net income				6,953			6,953
Net unrealized gain on available-for-sale securities, net of taxes						3,017	3,017
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes						(115)	(115)
Compensation expense relating to stock options			30				30
Common stock dividends, $0.48 per share				(3,210)			(3,210)
Balance September 30, 2010	6,687,232	11,068	15,437	52,705	(11,737)	4,817	72,290

Balance January 1, 2011	6,689,743	$11,068	15,447	54,045	(11,698)	1,845	70,707
Net income				6,161			6,161
Net unrealized gain on available-for-sale securities, net of taxes						3,969	3,969
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes						(457)	(457)
Change in nonqualified pension plan unrecognized net gain (loss), net of taxes						17	17
Reclassification adjustment for recognition of nonqualified pension plan net gain, net of taxes						(13)	(13)
Nonqualified pension plan curtailment entry, net of taxes						155	155
Dividend Reinvestment and Stock Purchase Plan	7,659	13	84				97
Compensation expense relating to stock options			35				35
Common stock dividends, $0.48 per share				(3,211)			(3,211)
Balance September 30, 2011	6,697,402	11,081	15,566	56,995	(11,698)	5,516	77,460

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,161	6,953
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	2,137	2,007
Provision for loan losses	1,476	987
Curtailment charge for nonqualified defined benefit retirement plan	191	-
Increase in cash surrender value of bank owned life insurance	(447)	(453)
Bank owned life insurance death benefits in excess of cash surrender value	-	(792)
Realized (gain) loss on sales of securities available-for-sale	(692)	(176)
Realized (gain) loss on sales of premises and equipment	(6)	16
Realized gain from sale of insurance agency	(1,503)	-
Realized gain from sale of repossessed assets	(48)	(18)
Origination of mortgage loans for sale	(4,871)	(12,512)
Realized gains from sales of mortgage loans	(92)	(243)
Proceeds from sales of mortgage loans	4,911	12,624
Compensation expense related to stock options	35	30
Partial charge-off of other real estate owned	-	389
Changes in:
Accrued income receivable	(458)	(366)
Other assets	31	(63)
Other liabilities	(119)	111
NET CASH FLOWS FROM OPERATING ACTIVITIES	6,706	8,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	28,470	12,591
Proceeds from maturities and calls of investment securities:
Available-for-sale	43,123	46,839
Held-to-maturity	3,658	3,989
Purchases of investment securities:
Available-for-sale	(98,750)	(77,025)
Held-to-maturity	(2,650)	(3,435)
Purchase of Federal Reserve Bank stock	(2)	-
Proceeds from redemption of Federal Reserve Bank stock	-	1
Net (increase) decrease in loans	4,255	1
Proceeds from bank owned life insurance death benefits	-	1,269
Proceeds from sale of repossessed assets	295	137
Purchases of premises and equipment	(2,323)	(919)
Proceeds from sales of premises and equipment	16	16
Proceeds from sale of insurance agency, net of cash disposed	1,523	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(22,385)	(16,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	51,158	48,216
Net increase (decrease) in short-term borrowings	(9,305)	(7,468)
Proceeds from long-term debt	5,000	-
Principal payments on long-term debt	(6,402)	(1,493)
Issuance of common stock	97	-
Cash dividends paid on common stock	(3,211)	(3,210)
NET CASH FLOWS FROM FINANCING ACTIVITIES	37,337	36,045

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,658	28,003
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,999	12,626
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,657	40,629

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$5,096	6,385
Income taxes	2,844	2,331

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	229	170

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

Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2010 Annual Report on Form 10-K filed with the SEC.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities
The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$17,437	115	33	17,519
U.S. Agency notes	102,302	1,807	9	104,100
U.S. Agency mortgage-backed securities	46,139	1,615	82	47,672
Corporate securities	6,361	23	25	6,359
Municipal securities:
Non-taxable	63,305	4,005	11	67,299
Taxable	21,581	851	32	22,400
Mutual funds	1,588	28	-	1,616
Trust preferred securities	549	45	19	575
Equity securities	476	17	16	477
	$259,738	8,506	227	268,017

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$19,724	16	155	19,585
U.S. Agency notes	83,600	107	845	82,862
U.S. Agency mortgage-backed securities	31,786	1,364	56	33,094
Corporate securities	2,012	13	-	2,025
Municipal securities:
Non-taxable	71,902	2,642	116	74,428
Taxable	22,049	302	383	21,968
Mutual fund	1,063	-	10	1,053
Trust preferred securities	549	57	2	604
Equity securities	249	18	4	263
	$232,934	4,519	1,571	235,882

The fair value of held-to-maturity investment securities, consisting of taxable and non-taxable municipal securities, approximates amortized cost at September 30, 2011 and December 31, 2010.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)
Substantially all securities in unrealized loss positions at September 30, 2011 have been in a loss position less than twelve months.  Management has determined that the unrealized losses at September 30, 2011 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Note 3 - Loans
Major classifications of loans at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30,	December 31,
	2011	2010

Commercial and industrial	$32,156	36,122
Commercial, secured by real estate	204,174	196,136
Residential real estate	183,878	190,277
Consumer	16,047	19,691
Agricultural	3,245	2,966
Other loans, including deposit overdrafts	9,759	9,413
	449,259	454,605
Deferred net origination costs	277	386
	449,536	454,991
Less allowance for loan losses	3,241	2,641
Loans, net	$446,295	452,350

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans (continued)
 Non-accrual, past-due, and restructured loans as of September 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	September 30,	December 31,
	2011	2010
Non-accrual loans	$3,120	3,761
Past-due 90 days or more and still accruing	667	300
Restructured loans	9,605	9,088
Total	$13,392	13,149
Percent to total loans	2.98%	2.89%

Non-accrual loans at September 30, 2011 decreased from the balance at December 31, 2010 primarily due to the receipt of a $594,000 guarantee payment on a Small Business Administration loan during the first quarter 2011.  Restructured loans at September 30, 2011 increased from the balance at December 31, 2010 primarily due to the modification of two commercial real estate loans to the same borrower totaling $626,000 during the first quarter 2011.

Loans sold to and serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at September 30, 2011 and December 31, 2010 were $67,956,000 and $70,705,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three and nine months ended September 30, 2011 totaled $2,173,000 and $4,871,000, respectively, and $9,958,000 and $12,512,000 during the three and nine months ended September 30, 2010, respectively.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
The allowance for loan losses and recorded investment in loans for the nine months ended September 30 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
September 30, 2011
Allowance for loan losses:
Balance, beginning of year	$305	1,625	459	246	-	6	-	2,641
Provision charged to expenses	499	409	501	36	-	31	-	1,476
Losses charged off	(251)	(203)	(371)	(183)	-	(100)	-	(1,108)
Recoveries	-	30	28	105	-	69	-	232
Balance, end of period	$553	1,861	617	204	-	6	-	3,241

Ending balance: individually evaluated for impairment	$337	303	93	-	-	-	-	733
Ending balance: collectively evaluated for impairment	216	1,558	524	204	-	6	-	2,508

Loans:
Ending balance	$32,156	204,174	183,878	16,047	3,245	9,759	-	449,259
Ending balance: individually evaluated for impairment	904	11,621	596	10	-	-	-	13,131
Ending balance: collectively evaluated for impairment	31,252	192,553	183,282	16,037	3,245	9,759	-	436,128

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
September 30, 2010
Allowance for loan losses:
Balance, beginning of year	$546	1,628	491	313	-	9	11	2,998
Provision charged to expenses	(30)	720	96	179	-	33	(11)	987
Losses charged off	(289)	(1,011)	(111)	(343)	-	(109)	-	(1,863)
Recoveries	6	-	1	88	-	73	-	168
Balance, end of period	$233	1,337	477	237	-	6	-	2,290

Ending balance: individually evaluated for impairment	$-	210	-	-	-	-	-	210
Ending balance: collectively evaluated for impairment	233	1,127	477	237	-	6	-	2,080

Loans:
Ending balance	$35,853	193,422	194,703	21,384	3,191	9,415	-	457,968
Ending balance: individually evaluated for impairment	947	10,712	533	-	-	-	-	12,192
Ending balance: collectively evaluated for impairment	34,906	182,710	194,170	21,384	3,191	9,415	-	445,776

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
LCNB uses a risk-rating system to quantify loan quality.  A loan is assigned to a risk category based on relevant information about the ability of the borrower to service the debt including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends.  The categories used are:

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

•
Substandard – loans in this category are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the possibility that LCNB will sustain some loss if the deficiencies are not corrected.

•
Doubtful – loans classified in this category have all the weaknesses inherent in loans classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
An analysis of LCNB’s loan portfolio by credit quality indicators at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	No Grade	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2011
Commercial & industrial	$1,094	26,975	1,101	2,408	578	32,156
Commercial, secured by real estate	2,831	189,346	1,292	8,592	2,113	204,174
Residential real estate	18,404	161,527	1,569	2,296	82	183,878
Consumer	405	15,504	-	117	21	16,047
Agricultural	373	1,472	-	1,400	-	3,245
Other	192	9,567	-	-	-	9,759
Total	$23,299	404,391	3,962	14,813	2,794	449,259

December 31, 2010
Commercial & industrial	$1,299	32,421	1,177	1,225	-	36,122
Commercial, secured by real estate	2,053	179,710	4,897	8,574	902	196,136
Residential real estate	17,346	170,900	264	1,702	65	190,277
Consumer	394	19,144	-	72	81	19,691
Agricultural	247	2,719	-	-	-	2,966
Other	116	9,297	-	-	-	9,413
Total	$21,455	414,191	6,338	11,573	1,048	454,605

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
A loan portfolio aging analysis at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing

September 30, 2011
Commercial & industrial	$-	-	578	578	31,578	32,156	578
Commercial, secured by real estate	-	110	2,113	2,223	201,951	204,174	-
Residential real estate	440	108	887	1,435	182,443	183,878	80
Consumer	118	102	9	229	15,818	16,047	9
Agricultural	-	-	-	-	3,245	3,245	-
Other	192	-	-	192	9,567	9,759	-
Total	$750	320	3,587	4,657	444,602	449,259	667

December 31, 2010
Commercial & industrial	$138	-	595	733	35,389	36,122	1
Commercial, secured by real estate	753	-	1,766	2,519	193,617	196,136	114
Residential real estate	482	36	698	1,216	189,061	190,277	110
Consumer	231	54	76	361	19,330	19,691	75
Agricultural	-	-	-	-	2,966	2,966	-
Other	5	-	-	5	9,408	9,413	-
Total	$1,609	90	3,135	4,834	449,771	454,605	300

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Impaired loans at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no related allowance recorded:
Commercial & industrial	$-	-	-	-	-
Commercial, secured by real estate	6,897	6,897	-	7,009	216
Residential real estate	332	332	-	332	-
Consumer	1	1	-	1	-
Total	7,230	7,230	-	7,342	216

With an allowance recorded:
Commercial & industrial	567	904	337	1,181	44
Commercial, secured by real estate	4,421	4,724	303	4,943	117
Residential real estate	172	264	92	255	-
Consumer	8	9	1	5	-
Total	5,168	5,901	733	6,384	161

Total:
Commercial & industrial	567	904	337	1,181	44
Commercial, secured by real estate	11,318	11,621	303	11,952	333
Residential real estate	504	596	92	587	-
Consumer	9	10	1	6	-
Total	$12,398	13,131	733	13,726	377

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
Commercial & industrial	$594	594	-	751	9
Commercial, secured by real estate	8,350	8,350	-	9,058	372
Residential real estate	533	533	-	534	-
Total	9,477	9,477	-	10,343	381

With an allowance recorded:
Commercial & industrial	356	476	120	693	29
Commercial, secured by real estate	2,974	3,150	176	3,403	142
Residential real estate	-	-	-	-	-
Total	$3,330	3,626	296	4,096	171

Total:
Commercial & industrial	$950	1,070	120	1,444	38
Commercial, secured by real estate	11,324	11,500	176	12,461	514
Residential real estate	533	533	-	534	-
Total	$12,807	13,103	296	14,439	552

Non-accrual loans at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010

Commercial and industrial	$-	595
Commercial, secured by real estate	2,113	2,377
Residential real estate	1,007	789
	3,120	3,761

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Loan modifications that were classified as troubled debt restructurings during the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification

Commercial and industrial	-	$-	-	$-	1	$204	-	$-
Commercial, secured by real estate	2	626	1	1,170	2	626	2	3,505
Residential real estate	-	-	-	-	5	64	-	-
Consumer	-	-	-	-	3	11	-	-
	2	$626	1	$1,170	11	$905	2	$3,505

Each restructured loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s ability to pay the debt as modified.  Modifications may include interest only payments for a period of time, temporary or permanent reduction of the loan’s interest rate, or extensions of the maturity date.

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

Troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance

Commercial and industrial	-	$-	-	$-	-	$-	1	$595
Commercial, secured by real estate	-	-	-	-	-	-	1	750
	-	$-	-	$-	-	$-	2	$1,345

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
As a result of adopting the amendments in Accounting Standards Update No. 2011-02, “Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” LCNB reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. LCNB identified as troubled debt restructurings certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as troubled debt restructurings, LCNB identified them as impaired under the guidance in Section 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $192,000 and the allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was $1,000.

Note 4 – Other Real Estate Owned
Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of year	$2,088	2,424
Additions	-	104
Reductions due to valuation write downs	-	(389)
Balance, end of period	$2,088	2,139

Other real estate owned at September 30, 2011 consisted of two commercial properties and one single-family residential home.  Other real estate owned at September 30, 2010 consisted of two commercial properties and two single-family residential homes.  Additions for the 2010 period consisted of one single family residential home.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Borrowings
Funds borrowed from the Federal Home Loan Bank of Cincinnati at September 30, 2011 and December 31, 2010 were as follows (dollars in thousands):

	Current Interest Rate	September 30, 2011	December 31, 2010

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$-	5,000
Advance due August 2012	1.99%	6,000	6,000
Advance due January 2015	2.00%	5,000	-
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	2,576	3,319
Advance due March 2019	2.82%	3,142	3,801
		$21,718	23,120

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $143 million and $148 million at September 30, 2011 and December 31, 2010, respectively.  Additionally, LCNB was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at September 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
U.S. Treasury demand note	$1,038	-%	$1,295	-%
Federal funds purchased	-	-%	7,000	0.50%
Line of credit	-	-%	3,026	1.00%
Repurchase agreements	11,348	0.15%	10,370	0.30%
	$12,386	0.14%	$21,691	0.44%

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30,	December 31,
	2011	2010
Commitments to extend credit:
Commercial loans	$8,206	1,856
Other loans
Fixed rate	2,683	1,200
Adjustable rate	1,334	480
Unused lines of credit:
Fixed rate	2,846	1,773
Adjustable rate	51,217	67,038
Unused Bounce Protection amounts on demand and NOW accounts	9,920	10,031
Standby letters of credit	5,653	6,528
	$81,859	88,906

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At September 30, 2011 and December 31, 2010, outstanding guarantees of approximately $624,000 and $998,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in four letters of credit securing payment of principal and interest on a bond issue.  The participation amounts at September 30, 2011 and December 31, 2010 totaled approximately $5.0 million and $5.5 million, respectively.  The letters of credit have a final maturity date of July 15, 2014, as extended.

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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Commitments and Contingent Liabilities (continued)
Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB’s 26 offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Material commitments for capital expenditures outstanding as of September 30, 2011 totaled approximately $202,000.

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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Regulatory Capital (continued)
A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	At	At
	September 30,	December 31,
	2011	2010

Regulatory Capital:
Shareholders' equity	$77,460	70,707
Goodwill and other intangibles	(6,086)	(6,413)
Accumulated other comprehensive (income) loss	(5,515)	(1,845)
Tier 1 risk-based capital	65,859	62,449

Eligible allowance for loan losses	3,241	2,641
Total risk-based capital	$69,100	65,090

Capital ratios:
Total risk-based (required 8.00%)	14.57%	13.82%
Tier 1 risk-based (required 4.00%)	13.89%	13.26%
Leverage (required 3.00%)	8.31%	8.12%

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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Employee Benefits (continued)
Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the three and nine-month periods ended September 30, 2011 and 2010 were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Qualified noncontributory defined benefit retirement plan	$198	71	456	192

401(k) plan	75	76	232	229

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$23	44	89	131
Interest cost	9	8	26	24
Amortization of unrecognized prior service cost	7	12	25	36
Amortization of unrecognized net gain	(8)	(1)	(20)	(1)
Net periodic pension cost	$31	63	120	190

Amounts recognized in accumulated other comprehensive income, net of deferred federal income taxes, at September 30, 2011 and December 31, 2010 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30,	December 31,
	2011	2010
Net actuarial gain	$(103)	(117)
Past service cost	63	225
Total net accumulated other comprehensive (income) loss	$(50)	108

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

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at September 30, 2011 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - $10.99	29,110	$9.00	6.5	13,891	$9.00	5.6
$11.00 - $12.99	59,799	11.89	7.3	18,918	12.08	4.4
$13.00 - $14.99	11,056	13.09	1.3	11,056	13.09	1.3
$17.00 - $18.99	24,158	18.16	3.4	22,844	18.17	3.3
	124,123	12.54	5.8	66,709	13.69	3.8

The following table summarizes stock option activity for the periods indicated:

	2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	99,040	$12.71	78,242	$13.04
Granted	25,083	11.85	20,798	11.50
Exercised	-	-	-	-
Outstanding, September 30	124,123	12.54	99,040	12.71
Exercisable, September 30	66,709	13.69	41,770	14.78

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at September 30, 2011 that were “in the money” (market price greater than exercise price) was $217,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $87,000.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 - Stock Based Compensation (continued)
The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The following table shows the estimated weighted-average fair value and the assumptions used in calculating that value for options granted during the nine month periods ended September 30:

	2011	2010
Estimated weighted-average fair value of options granted	$2.09	2.27
Risk-free interest rate	2.84%	3.34%
Average dividend yield	4.43%	4.31%
Volatility factor of the expected market price of LCNB's common stock	27.37%	28.32%
Average life in years	6.5	7.0

Total expense related to options included in salaries and employee benefits in the consolidated statements of income for the three and nine months ended September 30, 2011 were $13,000 and $35,000, respectively, and $11,000 and $30,000 for the three and nine months ended September 30, 2010, respectively.

A total of 2,511 restricted shares were granted to an executive officer in February 2010 and vested in November 2010.  Until they vested, they were restricted from sale, transfer, or assignment in accordance with the terms of the agreement under which they were issued.  At the date of vesting, the shares were issued from treasury stock and, therefore, did not affect the number of securities remaining available for future issuance in the table above.  No restricted shares were granted prior to February 2010 or during the first nine months of 2011.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 - Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations were as follows for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands, except share and per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Income from continuing operations	$1,867	1,950	5,368	6,776
Income from discontinued operations, net of tax	-	39	793	177
Net income	$1,867	1,989	6,161	6,953

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,690,963	6,687,232	6,690,157	6,687,232

Add dilutive effect of:
Stock options	5,003	3,435	4,426	3,029
Restricted stock	-	2,511	-	2,033
Stock warrant	54,841	47,706	51,985	45,671
	59,844	53,652	56,411	50,733

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,750,807	6,740,884	6,746,568	6,737,965

Basic earnings per common share:
Continuing operations	$0.28	0.30	0.80	1.02
Discontinued operations	-	-	0.12	0.02

Diluted earnings per common share:
Continuing operations	$0.28	0.30	0.80	1.02
Discontinued operations	-	-	0.12	0.02

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB’s available-for-sale securities by input levels as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Available-for-sale securities:
U.S. Treasury notes	$17,519	17,519	-	-
U.S. Agency notes	104,100	-	104,100	-
U.S. Agency mortgage- backed securities	47,672	-	47,672	-
Corporate securities	6,359	6,359	-	-
Municipal securities:
Non-taxable	67,299	-	67,299	-
Taxable	22,400	-	22,400	-
Mutual funds	1,616	-	-	1,616
Trust preferred securities	575	575	-	-
Equity securities	477	477	-	-
Totals	$268,017	24,930	241,471	1,616

December 31, 2010
Available-for-sale securities:
U.S. Treasury notes	$19,585	19,585	-	-
U.S. Agency notes	82,862	-	82,862	-
U.S. Agency mortgage- backed securities	33,094	-	33,094	-
Corporate securities	2,025	2,025	-	-
Municipal securities:
Non-taxable	74,428	-	74,428	-
Taxable	21,968	-	21,968	-
Mutual fund	1,053	-	-	1,053
Trust preferred securities	604	604	-	-
Equity securities	263	263	-	-
Totals	$235,882	22,477	212,352	1,053

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
	Mutual Funds	Total	Mutual Funds	Equity Securities
Beginning balance	$1,053	561	538	23
Purchases	500	-	-	-
Dividends reinvested	25	14	14	-
Net change in unrealized gains (losses) included in other comprehensive income	38	18	18	-
Ending balance	$1,616	593	570	23

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The table below presents LCNB’s impaired loans, other real estate owned, and repossessed assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010 by the level in the fair value hierarchy within which the inputs for these measurements fall (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Impaired loans	$5,168	-	1,167	4,001
Other real estate owned	2,088	-	2,088	-
Repossessed assets	8	-	-	8
Totals	$7,264	-	3,255	4,009

December 31, 2010
Impaired loans	$4,080	-	1,430	2,650
Other real estate owned	2,088	-	2,088	-
Repossessed assets	26	-	-	26
Totals	$6,194	-	3,518	2,676

Carrying amounts and estimated fair values of financial instruments as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$32,657	32,657	10,999	10,999
Investment securities:
Available-for-sale	268,017	268,017	235,882	235,882
Held-to-maturity	11,133	11,133	12,141	12,141
Federal Reserve Bank stock	941	941	939	939
Federal Home Loan Bank stock	2,091	2,091	2,091	2,091
Loans, net	446,295	459,453	452,350	465,053

FINANCIAL LIABILITIES:
Deposits	689,697	695,965	638,539	642,734
Short-term borrowings	12,386	12,386	21,691	21,691
Long-term debt	21,718	22,986	23,120	24,217

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11- Fair Value of Financial Instruments (continued)
The fair value of off-balance-sheet financial instruments at September 30, 2011 and December 31, 2010 was not material.

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

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Discontinued Operations
LCNB sold its insurance agency subsidiary on March 23, 2011 and therefore its financial results are reported in the income statements as income from discontinued operations, net of taxes.  Income from discontinued operations for the nine months ended September 30, 2011 include the gain recognized from the sale less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.  The following table summarizes income from discontinued operations for the periods indicated (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Dakin Insurance Agency financial results:
Revenue	$-	380	381	1,225
Non-interest expenses	-	322	301	957
Income from operations before income taxes	-	58	80	268
Gain from sale of insurance agency	-	-	1,503	-
Closing costs related to sale	-	-	(60)	-
Curtailment expense on nonqualified defined benefit retirement plan	-	-	(191)	-
Provision for income taxes	-	(19)	(539)	(91)
Total income (loss) from discontinued operations, net of tax	$-	39	793	177

Note 13 – Recent Accounting Pronouncements
Accounting Standards Update No. 2011-04, “Fair Value Measurement (ASC Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” was issued by the Financial Accounting Standards Board (the “FASB”) in May 2011.  The update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within IFRS or U.S. GAAP.  It supersedes most of the guidance in ASC Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  Changes to current guidance include:
•	Clarification on using premiums and discounts in calculating fair value when level 2 or 3 inputs are used,
•	An expansion of disclosures about fair value measurements, and
•	The categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value is required to be disclosed.

The amendments in the update must be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after Dec. 15, 2011. Early application by public entities is not permitted.  The required disclosures will be included in LCNB’s financial statements beginning January 1, 2012.

Index

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Recent Accounting Pronouncements (continued)
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

Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other (ASC Topic 350):  Testing Goodwill for Impairment,” was issued by the FASB in September 2011.  The update simplifies the goodwill impairment test by allowing companies an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under that option, a company no longer will be required to calculate the fair value of a reporting unit unless the company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  A company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  The company may resume performing the qualitative assessment in any subsequent period.  The guidance includes examples of the types of events and circumstances to consider in conducting the qualitative assessment.  The update also eliminates the provision allowing a company to carry forward its detailed calculation of a reporting unit’s fair value from a prior year.  The amendments in the update will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  LCNB management does not anticipate that adoption of this update will have a material effect on its consolidated financial statements.

Accounting Standards Update No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (ASC Subtopic 715-80):  Disclosures about an Employer’s Participation in a Multiemployer Plan,” was issued by the FASB in September 2011.  The update requires companies to provide enhanced disclosures relating to participation in multiemployer pension plans, including:
•	The amount of contributions made to each significant plan and to all plans in the aggregate,
•	An indication of whether the company’s contributions represent more than 5% of total contributions to the plan,
•	An indication of which plans are subject to a funding improvement plan,
•	Information about the funded status of the plan, and
•	A description of the nature and effect of any changes affecting comparability between for each period in which an income statement is presented.

For public companies, the amendments in the update are effective for annual periods ending after December 15, 2011.  The required disclosures will be included in LCNB’s financial statements for the year ended December 31, 2011.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp. and subsidiaries
Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of September 30, 2011, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2011 and 2010, and the related consolidated statements of shareholders’ equity and cash flows for each of the nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company's management.

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
November 8, 2011

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

Results of Operations
Net income for the three and nine months ended September 30, 2011 was $1,867,000 (total basic and diluted earnings per common share of $0.28) and $6,161,000 (total basic and diluted earnings per common share of $0.92), respectively.  This compares to $1,989,000 (total basic and diluted earnings per common share of $0.30) and $6,953,000 (total basic and diluted earnings per common share of $1.04) for the same three and nine-month periods in 2010.

Net income from continuing operations for the three and nine months ended September 30, 2011 was $1,867,000 and $5,368,000, respectively.  This compares to $1,950,000 and $6,776,000 for the comparable periods in 2010.  Net income from discontinued operations, net of taxes, for the nine months ended September 30, 2011 was $793,000, which is a $616,000 increase from the same period in 2010.  This increase was caused by the sale of LCNB’s insurance agency subsidiary, Dakin Insurance Agency, Inc., during the first quarter 2011 and reflects the gain recognized on the sale less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.

Net loan charge-offs for the first nine months of 2011 and 2010 totaled $876,000 and $1,695,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $3,787,000 or 0.84% of total loans at September 30, 2011, compared to $4,061,000 or 0.89% of total loans at December 31, 2010.  The decrease was primarily due to the receipt of a guarantee payment on a Small Business Administration loan that had been classified as non-accrual at December 31, 2010.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets totaled approximately $2,095,000 at September 30, 2011 and $2,114,000 at December 31, 2010.  The decrease is due to the sale of other repossessed assets during 2011.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income for the three months ended September 30, 2011 increased $48,000 over the comparative period in 2010 primarily due to an increase in average interest earning assets, partially offset by a decrease in the net interest margin.  Net interest income for the nine months ended September 30, 2011 decreased $29,000 from the comparative period in 2010 primarily due to a decrease in the net interest margin, partially offset by an increase in interest earning assets.

Non-interest income for the three months ended September 30, 2011 was $122,000 greater than the comparable period in 2010 primarily due to an increase in net gains from the sale of investment securities, partially offset by a decrease in net gains from the sale of mortgage loans.  Non-interest income for the nine-month period in 2011 was $358,000 less than the comparative period in 2010 primarily due to the absence in 2011 of death benefits received from bank owned life insurance during the second quarter 2010 and a decrease in net gains from the sale of mortgage loans.  These decreases were partially offset by an increase in net gains from the sale of investment securities.

Non-interest expense for the three months ended September 30, 2011 decreased $87,000 compared to the same period in 2010 primarily due to decreases in FDIC insurance premiums and foreclosed real estate write downs and holding costs, partially offset by an increase in employee salaries and benefits.  Non-interest expense for the first nine months of 2011 was $617,000 greater than the comparable period in 2010 primarily due to increases in employee salaries and benefits, partially offset by decreases in FDIC insurance premiums and on foreclosed real estate write downs and holding costs.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2011 vs. 2010.
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2011 and 2010, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Loans (1)	$454,192	6,294	5.50%	458,952	6,748	5.83%
Interest-bearing demand deposits	10,641	6	0.22%	25,698	15	0.23%
Federal Reserve Bank stock	941	-	-%	939	-	-%
Federal Home Loan Bank stock	2,091	21	3.98%	2,091	23	4.36%
Investment securities:
Taxable	198,189	1,036	2.07%	138,480	913	2.62%
Non-taxable (2)	76,550	938	4.86%	85,871	1,171	5.41%
Total earnings assets	742,604	8,295	4.43%	712,031	8,870	4.94%
Non-earning assets	65,271			68,050
Allowance for loan losses	(3,030)			(3,017)
Total assets	$804,845			777,064

Interest-bearing deposits	$586,380	1,371	0.93%	574,853	1,902	1.31%
Short-term borrowings	12,050	6	0.20%	6,379	6	0.37%
Long-term debt	21,834	160	2.91%	23,584	173	2.91%
Total interest-bearing liabilities	620,264	1,537	0.98%	604,816	2,081	1.37%
Demand deposits	101,513			94,094
Other liabilities	6,725			6,527
Capital	76,343			71,627
Total liabilities and capital	$804,845			777,064

Net interest rate spread (3)			3.45%			3.57%

Net interest income and net interest margin on a taxable- equivalent basis (4)		6,758	3.61%		6,789	3.78%

Ratio of interest-earning assets to interest-bearing liabilities	119.72%			117.73%

(1)	Includes nonaccrual loans, if any.
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

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2011 as compared to the same period in 2010.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30, 2011 vs. 2010
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(69)	(385)	(454)
Interest-bearing demand deposits	(9)	-	(9)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	(2)	(2)
Investment securities:
Taxable	339	(216)	123
Nontaxable	(120)	(113)	(233)
Total interest income	141	(716)	(575)

Interest-bearing Liabilities:
Deposits	37	(568)	(531)
Short-term borrowings	4	(4)	-
Long-term debt	(13)	-	(13)
Total interest expense	28	(572)	(544)
Net interest income	$113	(144)	(31)

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2011 totaled $6,758,000, a decrease of $31,000 from the comparable period in 2010.  The decrease resulted from a decrease in total interest income of $575,000, largely offset by a decrease in total interest expense of $544,000.

The decrease in total interest income was due to a 51 basis point (one basis point equals 0.01%) decrease in the average rate earned on earning assets, partially offset by the effect of a $30.6 million increase in average earning assets.  The increase in interest earning assets was due to a $59.7 million increase in average taxable investment securities.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was primarily due to a 39 basis point decrease in the average rate paid, slightly offset by the effect of a $15.4 million increase in average interest-bearing liabilities.  The decrease in the average rate paid on interest-bearing liabilities was primarily due to general decreases in market interest rates.  The increase in average interest-bearing liabilities was due to a $11.5 million increase in average interest-bearing deposits primarily resulting from an increase in public funds and continuing consumer trends and a $5.7 million increase in average short-term borrowings.

Nine Months Ended September 30, 2011 vs. 2010.
The following table presents, for the nine months ended September 30, 2011 and 2010, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Nine Months Ended September 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$457,663	19,289	5.64%	459,015	20,379	5.94%
Interest-bearing demand deposits	15,878	28	0.24%	22,649	40	0.24%
Federal Reserve Bank stock	940	28	3.98%	939	28	3.99%
Federal Home Loan Bank stock	2,091	68	4.35%	2,091	70	4.48%
Investment securities:
Taxable	171,186	2,826	2.21%	125,551	2,725	2.90%
Non-taxable (2)	78,773	2,979	5.06%	85,184	3,582	5.62%
Total earnings assets	726,531	25,218	4.64%	695,429	26,824	5.16%
Non-earning assets	65,978			67,471
Allowance for loan losses	(2,861)			(3,013)
Total assets	$789,648			759,887

Interest-bearing deposits	$575,168	4,454	1.04%	560,948	5,806	1.38%
Short-term borrowings	12,263	23	0.25%	6,558	19	0.39%
Long-term debt	23,152	499	2.88%	24,025	523	2.91%
Total interest-bearing liabilities	610,583	4,976	1.09%	591,531	6,348	1.43%
Demand deposits	100,077			93,633
Other liabilities	5,602			5,625
Capital	73,386			69,098
Total liabilities and capital	$789,648			759,887

Net interest rate spread (3)			3.55%			3.73%

Net interest income and net interest margin on a taxable- equivalent basis (4)		20,242	3.73%		20,476	3.94%

Ratio of interest-earning assets to interest-bearing liabilities	118.99%			117.56%

(1)	Includes nonaccrual loans, if any. Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.
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

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2011 as compared to the same period in 2010.

	Nine Months Ended
	September 30, 2011 vs. 2010
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(60)	(1,030)	(1,090)
Interest-bearing demand deposits	(12)	-	(12)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	(2)	(2)
Investment securities:
Taxable	848	(747)	101
Nontaxable	(258)	(345)	(603)
Total interest income	518	(2,124)	(1,606)

Interest-bearing Liabilities:
Deposits	144	(1,496)	(1,352)
Short-term borrowings	12	(8)	4
Long-term debt	(19)	(5)	(24)
Total interest expense	137	(1,509)	(1,372)
Net interest income	$381	(615)	(234)

Net interest income on a fully tax-equivalent basis for the first nine months of 2011 totaled $20,242,000, a $234,000 decrease from the first nine months of 2010.  The decrease resulted from a decrease in total interest income of $1,606,000, largely offset by a $1,372,000 decrease in total interest expense.

The decrease in total interest income was due to a 52 basis point decrease in the average rate earned on earning assets, partially offset by the effect of a $31.1 million increase in average total earning assets.  The increase in average earning assets was due to a $45.6 million increase in average taxable investment securities.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was due primarily to a 34 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by the effect of a $19.1 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was due to a $14.2 million increase in average interest-bearing deposits primarily resulting from an increase in public funds and continuing consumer trends and a $5.7 million increase in average short-term borrowings.  The decrease in the average rate paid also reflects a general decrease in market rates.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended September 30, 2011 and 2010 was $588,000 and $268,000, respectively, and $1,476,000 and $987,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in the provision for the three and nine-month periods in 2011 reflects an increase in impaired loans, the net charge-off trend, and current economic conditions.

Non-Interest Income

Three Months Ended September 30, 2011 vs. 2010.
Non-interest income for the third quarter of 2011 was $122,000 greater than for the comparable period in 2010.  Trust income increased $74,000 primarily due to executor fees received during the third quarter 2011 and net gains on sale of securities increased $225,000 primarily due to the volume of securities sold.   These increases were partially offset by a $160,000 decrease in gains from sales of mortgage loans during the third quarter 2011 resulting from a decrease in the volume of loans sold.

Nine Months Ended September 30, 2011 vs. 2010.
Non-interest income for the first nine months of 2011 was $358,000 less than for the comparable period in 2010.  The decrease was due to a $798,000 decrease in bank owned life insurance income primarily due to the absence in 2011 of death benefits received during the second quarter 2010.  In addition, gains from sales of mortgage loans decreased $151,000 due to a decrease in the volume of loans sold.  Partially offsetting these decreases were a $516,000 increase in net gains on sales of securities and a $183,000 increase in trust income.  Gains from sales of securities increased due to a greater volume of sales.  Trust income increased primarily due to executor fees received and a change in the mix of trust assets.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

Three Months Ended September 30, 2011 vs. 2010.
Total non-interest expense decreased $87,000 during the third quarter 2011 as compared to the third quarter 2010 primarily due to a $174,000 decrease in FDIC insurance premiums expense and a $132,000 decrease in other non-interest expense.  The decrease in FDIC insurance premiums is primarily due to the implementation of a new assessment base that uses total assets and tier one capital as opposed to deposits.  The decrease in other non-interest expense is primarily due to decreased write downs and holding costs for foreclosed property.  These decreases were partially offset by a $122,000 or 4.3% increase in salaries and employee benefits.  In addition to routine salary and wage increases, this increase also reflects increases in pension expense and health insurance costs.  In addition, equipment expenses increased $66,000 primarily due to increased depreciation expense relating to ATM and computer equipment replacements.

Nine Months Ended September 30, 2011 vs. 2010.
Total non-interest expense increased $617,000 during the first nine months of 2011 as compared to the same period in 2010 primarily due to a $590,000 increase in salaries and employee benefits, a $99,000 increase in equipment expenses, and a $93,000 increase in other non-interest expense.  Salaries and employee benefits and equipment expenses increased due to the same reasons described above.  Other non-interest expense for the first nine months of 2011 includes a $56,000 loss, net of recoveries received during the second quarter 2011, recognized on a standby letter of credit, $52,000 in environmental remediation costs for the lot on which LCNB’s new Lebanon Drive-Up facility is located, $50,000 in NASDAQ® application fees, and other smaller miscellaneous increases.  These increases were partially offset by decreased write downs and holding costs for foreclosed property.

Income Taxes
LCNB’s effective tax rates for continuing operations for the nine months ended September 30, 2011 and 2010 were 23.4% and 20.3%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
Total assets at September 30, 2011 were $48.4 million greater than at December 31, 2010.  The increase in total assets is primarily due to a $21.7 million increase in cash and cash equivalents and a $32.1 million increase in available-for-sale investment securities.  Most of the growth in available-for-sale investment securities was in U.S. Agency notes, which increased $21.2 million, and U.S. Agency mortgage-backed securities, which increased $14.6 million.

Index

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loans at September 30, 2011 were $6.1 million less than at December 31, 2010.  This decrease was composed of a $5.5 million decrease in gross loans and a $600,000 increase in the allowance for loan losses.  Consumer loans decreased $3.6 million due to weak demand for new loans, commercial and industrial loans decreased $4.0 million, and residential real estate loans decreased $6.4 million largely because the majority of loans originated during the first nine months of 2011 were sold to the Federal Home Loan Mortgage Corporation.  Residential mortgage loans sold during the nine-month period totaled $4.9 million.  These decreases were partially offset by an $8.0 increase in commercial real estate loans.

Total deposits were $51.2 million greater at September 30, 2011 than at December 31, 2010, primarily due to a $51.4 million increase in public fund deposits by local government entities.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.  LCNB believes that much of the increase at September 30, 2011 was due to seasonal property and other tax receipts.  The deposit growth was used to reduce short-term borrowings, which decreased $9.3 million, fund growth in the investment portfolio, and enhance LCNB’s liquidity position for anticipated future needs.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At September 30, 2011, LCNB’s liquid assets amounted to $300.7 million or 37.2% of total assets, an increase from $246.9 million or 32.5% of total assets at December 31, 2010.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB’s market area.  Approximately 75.4% of total deposits at September 30, 2011 were “core” deposits, compared to 81.8% of deposits at December 31, 2010.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

LCNB's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 200 and down 300 basis point scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2011 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”) and a decrease in interest rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$26,723	1,208	4.73%
Up 200	26,295	780	3.06%
Up 100	25,861	346	1.36%
Base	25,515	-	-%
Down 100	25,257	(258)	-1.01%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2011 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE for the up 300 basis points scenario is slightly outside LCNB’s policy range of a 25% change, but management has determined the changes are acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$63,494	(23,318)	-26.86%
Up 200	70,703	(16,109)	-18.56%
Up 100	78,608	(8,204)	-9.45%
Base	86,812	-	-%
Down 100	94,820	8,008	9.22%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of September 30, 2011, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 8, 2011	By:	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

November 8, 2011	By:	/s/Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer