Form 10-K
period 2011-12-31
LCNB CORP
filed 2012-02-28
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

(513) 932-1414
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes        ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes          ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2011 determined using a per share closing price on that date of $11.92 as quoted on the Nasdaq Over-the-Counter Bulletin Board, was $74,869,735.

As of February 27, 2012, 6,705,307 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 24, 2012, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2011 are incorporated by reference into Part III.

LCNB CORP.

For the Year Ended December 31, 2011

PART I
Item 1.  Business

FORWARD-LOOKING STATEMENTS

Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties.  Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words and their derivatives such as “expects,” “anticipates,” “believes,” “estimates,” “plans,” “projects,” or other statements concerning opinions or judgments of LCNB Corp. and its management about future events.   Factors that could influence the accuracy of such forward looking statements include, but are not limited to, regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, general economic conditions and other risks.  Such forward-looking statements represent management's judgment as of the current date.  Actual strategies and results in future time periods may differ materially from those currently expected.  LCNB Corp. disclaims, however, any intent or obligation to update such forward-looking statements.  LCNB Corp. intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

DESCRIPTION OF LCNB CORP.'S BUSINESS

General Description

LCNB Corp., an Ohio corporation formed in December, 1998, is a financial holding company headquartered in Lebanon, Ohio.  Substantially all of the assets, liabilities and operations of LCNB Corp. are attributable to its wholly-owned subsidiary, LCNB National Bank (the "Bank").  LCNB Corp. completed the sale of its subsidiary, Dakin Insurance Agency, Inc. (“Dakin”) to Rixey-Berry Insurance Group on March 23, 2011.  LCNB Corp. and its subsidiary are herein collectively referred to as “LCNB”.

The predecessor of LCNB Corp., the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly-owned subsidiary of LCNB Corp.  At the close of business on December 20, 2007, Sycamore National Bank (“Sycamore”) merged with and into the Bank.  A Cincinnati, Ohio based commercial bank, Sycamore operated two offices located on Cincinnati’s West side.  These two offices became branches of the Bank at the time of the merger.  The Bank's main office is located in Warren County, Ohio and 24 branch offices are located in Warren, Butler, Clinton, Clermont, Hamilton, and Montgomery Counties, Ohio.  In addition, the Bank operates 31 automated teller machines ("ATMs") in its market area.

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

Security brokerage services are offered by the Bank through arrangements with LPL Financial LLC, a registered broker/dealer.  Licensed brokers offer a full range of investment services and products, including financial needs analysis, mutual funds, securities trading, annuities, and life insurance.

Other services offered include safe deposit boxes, night depositories, travelers' checks, money orders, cashier's checks, bank-by-mail, ATMs, cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer based cash management services, 24 hour telephone banking, PC Internet banking, and other services tailored for both individuals and businesses.

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Market Area

LCNB’s primary market area consists of Warren, Butler, and Clinton Counties and portions of Hamilton, Clermont, and Montgomery Counties in Southwestern Ohio.  Certain demographic information for Warren, Butler, Clinton, Hamilton, and Montgomery Counties are as follows:

	Warren	Butler	Clinton	Hamilton	Montgomery
Population, 2000 census	158,383	332,807	40,543	845,303	559,062
Population, 2010 census	212,693	368,130	42,040	802,374	535,153
Percentage increase/decrease in population	34.3%	10.6%	3.0%	-5.1%	-4.3%
Estimated percentage of persons below poverty level	6.1%	12.7%	12.9%	14.2%	15.4%
Estimated median household income	$70,939	$54,344	$47,842	$48,363	$43,815
Median age	36.8	35.4	37.4	36.8	38.2
Unemployment rate:
December 2011	7.0%	7.9%	11.1%	7.5%	8.5%
December 2010	8.4%	8.8%	15.0%	8.5%	10.1%
December 2009	9.3%	9.9%	18.5%	9.5%	12.0%

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

Most of the growth in Butler County has occurred in West Chester, Liberty, and Fairfield Townships.  Many of the people living in these townships are employed by companies located in the Cincinnati metropolitan area.  People employed within Butler County usually work in the trade, transportation, and utilities sector,  the manufacturing sector, the education and health services sector, the professional and business services sector, and the leisure and hospitality sector.  Not including local government entities and school districts, the top five major employers in Butler County are Miami University, AK Steel, Cincinnati Financial Corp. (insurance), GE Aviation, and Fort Hamilton Hospital.  In addition to Fort Hamilton Hospital, Mercy Hospital Fairfield, McCullough-Hyde Memorial Hospital, and Butler County Medical Center are located in Butler County and collectively are a significant source of health-related employment.

Clinton County remains mostly rural.  Wilmington, with a 2010 census population of 12,520, is the largest city.  The next largest is Blanchester, with a 2010 census population of 4,243.  The unemployment rates at December 2009, 2010, and 2011 are unusually high, even for the current economy, because of the loss of a dominant employer.  DHL, an overnight shipping company, owned the Wilmington Air Park, a decommissioned air force base, and maintained hub operations at this location.  In May 2008 DHL announced that its sorting and air freight operations at the Wilmington Air Park would be discontinued.  This resulted in the direct loss of approximately 8,000 jobs, not including job losses sustained by other businesses dependent on the air park operations.  Certain services subcontracted to ABX Air and ASTAR Air Cargo continue, but with greatly diminished work forces.

Hamilton County’s economics are dominated by Cincinnati.  Fortune 500 companies with their headquarters in Hamilton County include American Financial Group, Federated Department Stores, Fifth Third Bank, The Kroger Company, The Procter & Gamble Company, and Western & Southern Financial Group.  The five largest employers are The Kroger Company, The University of Cincinnati, The Procter & Gamble Company, Cincinnati Children’s Hospital Medical Center, and the Health Alliance of Greater Cincinnati.

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

LCNB Corp. and the Bank are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the customers and depositors of LCNB's subsidiary rather than holders of LCNB's securities.  These laws and regulations govern such areas as permissible activities, loans and investments, and rates of interest that can be charged on loans and reserves.  LCNB and the Bank also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio.  Set forth below are brief descriptions of selected laws and regulations applicable to LCNB and the Bank.

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

At December 31, 2011, the Bank was well capitalized based on FDICIA's guidelines.

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

In addition, the SEC adopted final rules on September 5, 2002, which rules were amended in December, 2005, requiring accelerated filing of quarterly and annual reports.  Under the amended rules, “large accelerated filers” includes companies with a market capitalization of $700 million or more and “accelerated filers” includes companies with a market capitalization between $75 million and $700 million. Large accelerated filers are required to file their annual reports within 60 days of year-end and quarterly reports within 40 days. Accelerated filers are required to file their annual and quarterly reports within 75 days and 40 days, respectively.  These new accelerated filing deadlines were effective for fiscal years ending on or after December 15, 2005.  Under the amended rules, LCNB is considered an accelerated filer.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law by President Barack Obama on July 21, 2010.  The Dodd-Frank Act includes provisions that specifically affect financial institutions and other entities providing financial services and other corporate governance and compensation provisions that will affect most public companies.

The Dodd-Frank Act establishes a new independent regulatory body within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the “Bureau”).  The Bureau has assumed responsibility for most consumer protection laws and has broad authority, with certain exceptions, to regulate financial products offered by banks and non-banks.  The Bureau has authority to supervise, examine, and take enforcement actions with respect to depository institutions with more than $10 billion in assets, non-bank mortgage industry participants, and other Bureau-designated non-bank providers of consumer financial services.  The primary regulator for depository institutions with $10 billion or less in assets will continue to have primary examination and enforcement authority for these institutions.  The regulations enforced, however, will be the regulations written by the Bureau.

The Dodd-Frank Act directs federal bank regulators to develop new capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models.

The Dodd-Frank Act permanently raised the FDIC maximum deposit insurance amount to $250,000.  The maximum amount had been temporarily set at $250,000 beginning October 3, 2008 and effective until December 31, 2013, as extended, when it would have reverted back to $100,000.  The increased limit also retroactively applied to any depositors of financial institutions for which the FDIC had been appointed as receiver or conservator between January 1 and October 3, 2008.  In addition, the Dodd-Frank Act places a floor on the FDIC’s reserve ratio at 1.35% of estimated insured deposits or the comparable percentage of the assessment base.

The Dodd-Frank Act provides for temporary unlimited deposit insurance for non-interest bearing transaction accounts.  With several important differences, the unlimited coverage is similar to coverage provided by the FDIC’s Transaction Account Guarantee Program (the “TAGP”), which expired December 31, 2010, as extended.  The Dodd-Frank Act coverage is in effect from January 1, 2011 to December 31, 2012.  All insured institutions will have unlimited coverage for non-interest bearing transaction under Dodd-Frank; financial institutions could opt-out of the TAGP.  Only non-interest bearing transaction accounts and accounts commonly known as Interest on Lawyers Trust Accounts (“IOLTAs”) are covered under the Dodd-Frank provisions.  Under TAGP, low-interest NOW accounts were included.

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

Employees

As of December 31, 2011, LCNB employed 235 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

Divestitures

In March 2011, LCNB Corp. sold Dakin to an independent insurance agency and therefore its financial results are reported in the income statements as income from discontinued operations, net of tax.

Availability of Financial Information

LCNB files unaudited quarterly financial reports on Form 10-Q, annual financial reports on Form 10-K, current reports on Form 8-K, and amendments to these reports are filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 with the SEC.  Copies of these reports are available free of charge in the shareholder information section of the Bank's web site, www.lcnb.com, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, or by writing to:

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

LCNB and its subsidiary do not have any offices located in foreign countries and have no foreign assets, liabilities or related income and expense for the years presented.

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury notes	$17,550	19,585	13,308
U.S. Agency notes	82,927	82,862	45,888
U.S. Agency mortgage-backed securities	52,287	33,094	49,624
Corporate securities	6,365	2,025	8,488
Municipal securities	91,610	96,396	83,323
Mutual funds	2,125	1,053	538
Trust preferred securities	564	604	344
Equity securities	578	263	65
Total securities available-for-sale	254,006	235,882	201,578

Securities held-to-maturity:
Municipal securities	10,734	12,141	13,030

Federal Reserve Bank Stock	940	939	940
Federal Home Loan Bank Stock	2,091	2,091	2,091
Total securities	$267,771	251,053	217,639

Contractual maturities of securities at December 31, 2011, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)

U.S. Treasury notes:
One to five years	$7,709	7,824	0.97%	-	-	-%
Five to ten years	9,676	9,726	1.22%	-	-	-%
Total U.S. Treasury notes	17,385	17,550	1.11%	-	-	-%

U.S. Agency notes:
One to five years	81,415	82,927	1.42%	-	-	-%
Total U.S. Agency notes	81,415	82,927	1.42%	-	-	-%

Corporate securities:
One to five years	6,334	6,365	1.30%	-	-	-%
Total corporate securities	6,334	6,365	1.30%	-	-	-%

Municipal securities (1):
Within one year	4,364	4,398	1.70%	1,837	1,837	3.05%
One to five years	42,320	43,987	3.20%	678	678	5.89%
Five to ten years	35,159	37,833	4.58%	4,314	4,314	6.62%
After ten years	5,080	5,392	5.64%	3,905	3,905	8.62%
Total Municipal securities	86,923	91,610	3.89%	10,734	10,734	6.69%

U.S. Agency mortgage- backed securities	50,923	52,287	2.84%	-	-	-%
Mutual Funds	2,103	2,125	2.99%	-	-	-%
Trust preferred securities	549	564	7.98%	-	-	-%
Equity securities	526	578	3.70%	-	-	-%

Totals	$246,158	254,006	2.59%	10,734	10,734	6.69%

(1)	Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2011.

Loan Portfolio

Administration of the lending function is the responsibility of the Chief Lending Officer and certain senior lenders. Such lenders perform their lending duties subject to oversight and policy direction from the Board of Directors and the Loan Committee. The Loan Committee consists of LCNB’s Chief Executive Officer, President, Chief Financial Officer, Cashier, Chief Lending Officer, Chief Credit Officer, Loan Operations Officer, Loan Review Officer, Credit Analysis Officer, and the officers in charge of commercial, consumer, and real estate loans.

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

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$30,990	6.7%	36,122	7.9%	42,807	9.3%	38,724	8.6%	37,325	8.4%
Commercial, secured by real estate	219,188	47.6%	196,136	43.1%	185,024	40.2%	174,493	38.5%	159,384	35.8%
Residential real estate	186,904	40.5%	190,277	41.9%	193,293	42.0%	194,039	42.8%	193,920	43.5%
Consumer	14,562	3.2%	19,691	4.3%	26,185	5.7%	33,369	7.4%	43,410	9.7%
Agricultural	2,835	0.6%	2,966	0.7%	3,125	0.7%	3,216	0.7%	2,707	0.6%
Other loans, including deposit overdrafts	6,554	1.4%	9,413	2.1%	9,422	2.1%	9,203	2.0%	9,114	2.0%
	461,033	100.0%	454,605	100.0%	459,856	100.0%	453,044	100.0%	445,860	100.0%
Deferred origination costs, net	229		386		560		767		1,027
Total loans	461,262		454,991		460,416		453,811		446,887
Less allowance for loan losses	2,931		2,641		2,998		2,468		2,468
Loans, net	$458,331		452,350		457,418		451,343		444,419

Commercial and Industrial Loans. LCNB’s commercial and industrial loan portfolio consists of loans for various purposes, including loans to fund working capital requirements (such as inventory and receivables financing) and purchases of machinery and equipment.  LCNB offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans, and line of credit.  Most commercial and industrial loans have a variable rate, with adjustments occurring monthly, annually, every three years, or every five years.  Adjustments are generally based on a publicly available index rate plus a margin.  The margin varies based on the terms and collateral securing the loan.  Commercial and industrial loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. Commercial and industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business.  Collateral, when obtained, may include liens on furniture, fixtures, equipment, inventory, receivables, or other assets.  As a result, such loans involve complexities, variables, and risks that require thorough underwriting and more robust servicing than other types of loans.

Commercial Real Estate Loans.  Commercial real estate loans include loans secured by a variety of commercial, retail, and office buildings, religious facilities, multifamily (more than two-family) residential properties, construction and land development loans, and other land loans. Commercial real estate loan products generally amortize over five to twenty-five years and are payable in monthly principal and interest installments.  Some have balloon payments due within one to ten years after the origination date.  Many have adjustable interest rates with adjustment periods ranging from one to ten years, some of which are subject to established “floor” and “ceiling” interest rates.

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

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one-to-two family residential property.  Home equity lines of credit and mortgage loans secured by owner-occupied agricultural property are included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable rate mortgage loans.  Adjustable rate loans are available with adjustment periods ranging between one to ten years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  Home equity lines of credit have a variable rate based on Wall Street Journal prime rate plus a margin.

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

Consumer Loans.  LCNB’s portfolio of consumer loans generally includes secured and unsecured loans to individuals for household, family and other personal expenditures.  Secured loans include loans to fund the purchase of automobiles, recreational vehicles, boats, and similar acquisitions. Consumer loans made by LCNB generally have fixed rates and terms ranging up to 72 months, depending upon the nature of the collateral, size of the loan, and other relevant factors.

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

As of December 31, 2011, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2011:

(Dollars in thousands)

Maturing in one year or less	$21,401
Maturing after one year, but within five years	62,946
Maturing beyond five years	168,666
Total commercial and agricultural loans	$253,013

Loans maturing beyond one year:
Fixed rate	$70,228
Variable rate	161,384
Total	$231,612

Risk Elements

The following table summarizes non-accrual, past-due, and accruing restructured loans for the dates indicated:

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Non-accrual loans	$3,668	3,761	2,939	2,281	120
Past-due 90 days or more and still accruing	39	300	924	806	247
Accruing restructured loans	14,739	9,088	7,173	332	2,222
Total	$18,446	13,149	11,036	3,419	2,589
Percent to total loans	4.00%	2.89%	2.40%	0.75%	0.58%

LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2011, there were no material additional loans not already disclosed as non-accrual, accruing restructured, or accruing past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

					At December 31,
	2011		2010		2009		2008		2007

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Categoryto Total Loans
					(Dollars in thousands)
Commercial and industrial	$162	0.04%	305	0.07%	546	0.12%	369	0.08%	340	0.08%
Commercial, secured by real estate	1,941	0.42%	1,625	0.36%	1,628	0.35%	1,182	0.26%	1,233	0.27%
Residential real estate	656	0.14%	459	0.10%	491	0.11%	471	0.10%	388	0.09%
Consumer	166	0.04%	246	0.05%	313	0.07%	429	0.10%	459	0.10%
Other loans, including deposit overdrafts	6	-%	6	-%	9	-%	13	-%	7	-%
Unallocated	-	-%	-	-%	11	-%	4	-%	41	0.01%
Total	$2,931	0.64%	2,641	0.58%	2,998	0.65%	2,468	0.54%	2,468	0.55%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2011:

(Dollars in thousands)

Maturity within 3 months	$10,541
After 3 but within 6 months	8,316
After 6 but within 12 months	7,860
After 12 months	56,046
$82,763

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

The Dodd-Frank Act established a new independent regulatory body within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the “Bureau”).  On July 21, 2011, the Bureau assumed responsibility for most consumer protection laws and has broad authority, with certain exceptions, to regulate financial products offered by banks.  The Bureau has authority to supervise, examine, and take enforcement actions with respect to depository institutions with more than $10 billion in assets, non-bank mortgage industry participants, and other Bureau-designated non-bank providers of consumer financial services.  The primary regulator for depository institutions with $10 billion or less in assets continues to have primary examination and enforcement authority for these institutions.  The regulations enforced, however, will be the regulations written by the Bureau.  The nature or impact of regulations to be written by the Bureau cannot be predicted at this time.

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

The Dodd-Frank Act directs the Federal Reserve to set interchange rates in electronic debit card transactions involving issuers with more than $10 billion in assets.  On June 29, 2011, the Federal Reserve issued a final rule, which went into effect on October 1, 2011, setting the maximum interchange fee an issuer may receive at the sum of 21 cents per transaction plus five basis points multiplied by the value of the transaction.  The Federal Reserve also issued an interim final rule that allows for an upward adjustment of at most one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures to achieve the fraud prevention standards detailed in the interim final rule.  Although institutions with $10 billion or less in total assets are exempt from the new rules, many within the financial institutions industry believe that smaller institutions will need to match the pricing of those institutions with assets greater than $10 billion or lose business to the larger institutions.  Due to the recency of these issued rules, the ultimate effect on LCNB’s income statement cannot be predicted at this time.

The Act contains many other provisions, the impact of which cannot be determined at this time.

LCNB’s financial results may be adversely affected by current economic conditions and resulting government legislation.
The United States economy had been in an economic recession during much of 2008 and 2009, which has reduced business activity across a wide range of industries and regions.  In addition, while the rate of unemployment has declined in Ohio and nationally in 2010 and 2011, the rates remain at historically elevated levels.  A direct consequence has been an increase in loan delinquencies and charge-offs.

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

If LCNB is unable to attract and retain loan, deposit, brokerage, and trust customers, its growth and profitability levels may be negatively impacted.

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
Most of LCNB’s investment securities portfolio is designated as available-for-sale.  Accordingly, unrealized gains and losses, net of tax, in the estimated fair value of the available-for-sale portfolio is recorded to other comprehensive income, a separate component of shareholders’ equity. The fair value of LCNB’s investment portfolio may decline, causing a corresponding decline in shareholders’ equity.  Management believes that several factors will affect the fair values of the investment portfolio including, but not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. These and other factors may impact specific categories of the portfolio differently and the effect any of these factors may have on any specific category of the portfolio cannot be predicted.

Approximately 39% of LCNB’s investment securities portfolio at December 31, 2011 was composed of municipal securities.  Many state and local governmental authorities have experienced deterioration of financial condition in recent years due to declining tax revenues, increased demand for services, and various other factors. To the extent LCNB has any municipal securities in its portfolio from issuers who are experiencing deterioration of financial condition or who may experience future deterioration of financial condition, the value of such securities may decline and could result in other-than-temporary impairment charges, which could have an adverse effect on the LCNB’s financial condition and results of operations.  Additionally, a general, industry wide decline in the fair value of municipal securities could significantly affect LCNB’s financial condition and results of operations.

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
Bank and thrift failures during 2009 and 2008 coupled with deteriorating economic conditions significantly decreased the deposit insurance fund’s reserve ratio.  The FDIC developed and implemented a restoration plan that included a special assessment on all member financial institutions in early 2009, followed by a required prepayment in December 2009 of premiums relating to the period for 2010 through 2012.  These industry-wide actions have significantly increased LCNB’s non-interest expense in 2010 and 2009.  The FDIC implemented a new assessment base during 2011 that uses total assets and tier one capital as opposed to deposits.  LCNB’s premiums decreased under the new assessment base, but the likelihood of future rate increases and the imposition of additional special assessments are undeterminable.

The FDIC may borrow up to $100 billion from the U.S. Treasury.  Although no borrowings were outstanding at December 31, 2011, LCNB cannot predict if the FDIC will borrow funds in the future.  The source for repaying any future borrowings will be the premiums paid by financial institutions, which may necessitate additional rate increases or special assessments.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned
2.	Auto Bank	Silver and Mechanic Streets Lebanon, Ohio 45036	Owned
3.	Centerville Office	9605 Dayton-Lebanon Pike Centerville, Ohio 45458	Owned
4.	Colerain Township Office	3209 West Galbraith Road Cincinnati, Ohio 45239	Owned
5.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned
6.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Leased
7.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Owned
8.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Owned
9.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned
10.	Loveland Office	500 Loveland-Madeira Road Loveland, OH 45140	Owned
11.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned
12.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned
13.	Mason Christian Village Office	Mason Christian Village 411 Western Row Road Mason, Ohio 45040	Leased
14.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned

	Name of Office	Address

15.	Monroe Office	101 Clarence F. Warner Drive Monroe, Ohio 45050	Owned
16.	Oakwood Office	2705 Far Hills Avenue Oakwood, Ohio 45419	(2)
17.	Okeana Office	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned
18.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Leased
19.	Oxford Office (1)	30 West Park Place Oxford, Ohio 45056	(2)
20.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned
21.	South Lebanon Office	603 Corwin Nixon Blvd. South Lebanon, Ohio 45065	Owned
22.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned
23.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Leased
24.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Owned
25.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

(1)	Excess space in this office is leased to third parties.
(2)	The Bank owns the Oakwood and Oxford office buildings and leases the land.

LCNB closed its Bridgetown Office in December 2011.

Item 3.  Legal Proceedings

Except for routine litigation incidental to its businesses, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any such proceedings.

Item 4.  Mine Safety Disclosures – Not Applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 667 registered holders of its common stock as of December 31, 2011.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  On September 8, 2011, LCNB’s stock began trading on the NASDAQ Capital Market® exchange under the symbol “LCNB.”  Before that date, it traded on the NASDAQ Over-The-Counter Bulletin Board, also under the symbol "LCNB."  Trade prices for shares of LCNB Common Stock are set forth below.  Prior to its listing on the NASDAQ Capital Market® exchange, trade prices for shares of LCNB common stock were reported through registered securities dealers and trades could have occurred during those periods without the knowledge of LCNB.  The trade prices shown below are interdealer without retail markups, markdowns, or commissions.

	2011		2010
	High	Low	High	Low

First Quarter	$12.25	11.56	12.50	10.50
Second Quarter	13.00	11.70	13.00	10.34
Third Quarter	14.22	11.85	12.50	11.25
Fourth Quarter	13.70	12.22	12.35	11.20

The following table presents cash dividends per share declared and paid in the periods shown.

	2011	2010

First Quarter	$0.16	0.16
Second Quarter	0.16	0.16
Third Quarter	0.16	0.16
Fourth Quarter	0.16	0.16
Total	$0.64	0.64

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

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through December 31, 2011, 290,444 shares have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2011.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception through December 31, 2011.  No shares were purchased under the Private Sale Repurchase Program during 2011.

LCNB established an Ownership Incentive Plan during 2002 that allows for the issuance of up to 200,000 shares of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.   The following table shows information relating to stock options outstanding at December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	124,123	$12.54	75,877
Equity compensation plans not approved by security holders	-	-	-
Total	124,123	$12.54	75,877

A total of 2,511 restricted shares were granted to an executive officer in February 2010 and vested in November 2010.  Until they vested, they were restricted from sale, transfer, or assignment in accordance with the terms of the agreement under which they were issued.  At the date of vesting, the shares were issued from treasury stock and, therefore, did not affect the number of securities remaining available for future issuance in the table above.  No restricted shares were granted prior to February 2010 or during 2011.

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the Nasdaq Composite and the SNL Midwest OTC-BB and Pink Sheet Banks.  This graph covers the period from December 31, 2006 through December 31, 2011.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2006 in LCNB common stock, the Nasdaq Composite, and the SNL Midwest OTC-BB and Pink Sheet Banks and that all dividends were reinvested.

LCNB Corp.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
LCNB Corp.	100.00	66.76	55.47	69.06	82.90	94.64
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Midwest OTC-BB and Pink Banks Index	100.00	97.62	72.76	62.08	65.89	65.27

Source : SNL Financial LC, Charlottesville, VA
© 2012
www.snl.com

Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 2007 through 2011 and are derived from LCNB's consolidated financial statements.  Certain prior year data presented in this table have been reclassified to conform with the current year presentation.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$32,093	34,031	34,898	34,398	32,041
Interest expense	6,387	8,334	10,060	13,421	13,838
Net interest income	25,706	25,697	24,838	20,977	18,203
Provision for loan losses	2,089	1,680	1,400	620	266
Net interest income after provision for loan losses	23,617	24,017	23,438	20,357	17,937
Non-interest income	7,764	8,887	7,180	6,759	6,614
Non-interest expenses	21,849	21,277	20,686	18,555	16,991
Income before income taxes	9,532	11,627	9,932	8,561	7,560
Provision for income taxes	2,210	2,494	2,245	2,134	1,823
Net income from continuing operations	7,322	9,133	7,687	6,427	5,737
Income from discontinued operations, net of tax	793	240	79	176	217
Net income	8,115	9,373	7,766	6,603	5,954
Preferred stock dividends and discount accretion	-	-	1,108	-	-
Net income available to common shareholders	$8,115	9,373	6,658	6,603	5,954

Dividends per common share (1)	$0.64	0.64	0.64	0.64	0.62
Basic earnings per common share (1):
Continuing operations	1.09	1.37	0.99	0.96	0.90
Discontinued operations	0.12	0.03	0.01	0.03	0.04
Diluted earnings per common share (1):
Continuing operations	1.08	1.36	0.98	0.96	0.90
Discontinued operations	0.12	0.03	0.01	0.03	0.04

Balance Sheet:
Securities	$267,771	251,053	217,639	139,272	90,154
Loans, net	458,331	452,350	457,418	451,343	444,419
Total assets	791,570	760,134	734,409	649,731	604,058
Total deposits	663,562	638,539	624,179	577,622	535,929
Short-term borrowings	21,596	21,691	14,265	2,206	1,459
Long-term debt	21,373	23,120	24,960	5,000	5,000
Total shareholders' equity	77,960	70,707	65,615	58,116	56,528

Selected Financial Ratios and Other Data:
Return on average assets	1.02%	1.22%	1.07%	1.03%	1.08%
Return on average equity	10.89%	13.36%	10.43%	11.35%	11.41%
Equity-to-assets ratio	9.85%	9.30%	8.93%	8.94%	9.36%
Dividend payout ratio	52.89%	45.71%	64.39%	64.65%	65.96%
Net interest margin, fully taxable equivalent	3.70%	3.89%	3.96%	3.74%	3.77%

(1)	All per share data in 2007 has been adjusted to reflect a 100% stock dividend accounted for as stock split.

Dakin was sold during the first quarter 2011 and therefore the net gain on the sale and Dakin’s financial operating results are reported in the income statements as income from discontinued operations, net of tax.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2011 Annual Report to Shareholders.

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

Overview

Net income for 2011 was $8,115,000, compared to $9,373,000 in 2010 and $7,766,000 in 2009.  Preferred stock dividends and discount accretion totaled $1,108,000 during 2009, resulting in net income available to common shareholders of $6,658,000 for that year.  Preferred stock was not outstanding during 2011 or 2010.  Total basic earnings per share available to common shareholders for 2011, 2010, and 2009 were $1.21, $1.40, and $1.00, respectively.  Total diluted earnings per share for 2011, 2010, and 2009 were $1.20, $1.39, and $0.99, respectively.

The following items significantly affected earnings for the years indicated:
•	Bank owned life insurance income was greater during 2010 due to death benefits received. No death benefits were received during 2011 or 2009.
•
FDIC premiums for 2009 included an industry-wide FDIC special assessment of $325,000 that LCNB recognized during the second quarter 2009.  FDIC premiums for 2011 were less due to a change in the assessment base.

•
Other real estate owned expense was greater during 2010 because of valuation write-downs and related increases in holding costs.  Other real estate owned expense for 2011 included a loss recognized on the sale of commercial property.

•	Gains from sales of securities were significantly greater in 2011 and 2010 than in 2009.
•	The $722,000 write-off of pension asset recognized during 2009 related to a restructuring of LCNB’s retirement plans.

Net Interest Income

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the years indicated, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Years ended December 31,
	2011			2010			2009
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$458,049	25,502	5.57%	$458,708	$27,020	5.89%	$453,869	$27,538	6.07%
Interest-bearing demand deposits	13,296	32	0.24%	20,876	51	0.24%	18,727	49	0.26%
Federal Reserve Bank Stock	940	56	5.96%	940	56	5.96%	939	56	5.96%
Federal Home Loan Bank Stock	2,091	89	4.26%	2,091	92	4.40%	2,091	97	4.64%
Investment securities:
Taxable	176,922	3,843	2.17%	133,556	3,686	2.76%	110,894	4,237	3.82%
Nontaxable (2)	78,917	3,895	4.94%	85,718	4,736	5.53%	78,373	4,426	5.65%
Total earning assets	730,215	33,417	4.58%	701,889	35,641	5.08%	664,893	36,403	5.48%

Non-earning assets	64,735			66,489			61,432
Allowance for loan losses	(2,936)			(2,815)			(2,638)
Total assets	$792,014			$765,563			$723,687

Savings deposits	$122,987	452	0.37%	$108,734	653	0.60%	$97,813	742	0.76%
NOW and money fund	232,418	667	0.29%	221,926	1,282	0.58%	197,805	1,496	0.76%
IRA and time certificates	219,174	4,583	2.09%	231,971	5,678	2.45%	240,783	7,196	2.99%
Short-term borrowings	12,415	28	0.23%	7,606	27	0.35%	1,468	3	0.20%
Long-term debt	22,733	657	2.89%	23,826	694	2.91%	20,282	623	3.07%
Total interest-bearing liabilities	609,727	6,387	1.05%	594,063	8,334	1.40%	558,151	10,060	1.80%

Demand deposits	101,781			95,273			86,270
Other liabilities	5,964			6,059			4,802
Capital	74,542			70,168			74,464
Total liabilities and capital	$792,014			$765,563			$723,687

Net interest rate spread (3)			3.53%			3.68%			3.68%

Net interest income and net interest margin on a tax equivalent basis (4)		27,030	3.70%		$27,307	3.89%		$26,343	3.96%

Ratio of interest-earning assets to interest-bearing liabilities	119.76%			118.15%			119.12%

(1)	Includes non-accrual loans if any. Income from tax-exempt loans is included in interest income on a taxable-equivalent basis, using an incremental rate of 34%.
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

	For the years ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$(39)	(1,479)	(1,518)	291	(809)	(518)
Interest-bearing demand deposits	(18)	(1)	(19)	5	(3)	2
Interest-bearing deposits in banks	-	-	-	-	-	-
Federal Reserve Bank stock	-	-	-	-	-	-
Federal Home Loan Bank stock	-	(3)	(3)	-	(5)	(5)
Investment securities:
Taxable	1,043	(886)	157	764	(1,315)	(551)
Nontaxable (2)	(359)	(482)	(841)	408	(98)	310
Total interest income	627	(2,851)	(2,224)	1,468	(2,230)	(762)

Interest expense attributable to:
Savings deposits	77	(278)	(201)	77	(166)	(89)
NOW and money fund	58	(673)	(615)	168	(382)	(214)
IRA and time certificates	(301)	(794)	(1,095)	(255)	(1,263)	(1,518)
Short-term borrowings	13	(12)	1	20	4	24
Long-term debt	(32)	(5)	(37)	105	(34)	71
Total interest expense	(185)	(1,762)	(1,947)	115	(1,841)	(1,726)

Net interest income	$812	(1,089)	(277)	1,353	(389)	964

(1)	Non-accrual loans, if any, are included in average loan balances.
(2)
Change in interest income from nontaxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2011 vs. 2010.  Net interest income on a fully tax-equivalent basis for 2011 totaled $27,030,000, a decrease of $277,000 from 2010.  The decrease resulted from a decrease in total taxable-equivalent interest income of $2,224,000, largely offset by a decrease in total interest expense of $1,947,000.

The decrease in taxable-equivalent interest income was due to a 50 basis point (a basis point equals 0.01%) decrease in the average rate earned on interest-earning assets, partially offset by a $28.3 million increase in total average interest-earning assets.  The decrease in average rates earned was primarily due to general decreases in market rates.  The increase in average interest-earning assets occurred primarily in the taxable investment securities portfolio, which grew $43.4 million on an average basis.

Interest expense decreased primarily due to a 35 basis point decrease in the average rate paid on interest-bearing liabilities.  A secondary factor was a $12.8 million decrease in average IRA and time certificate balances, partially offset by increases in average balances of other deposit account categories and average short-term borrowings.  The decrease in average rates paid was primarily due to general decreases in market rates.

The net interest margin, on a taxable-equivalent basis, decreased from 3.89% for 2010 to 3.70% for 2011 primarily due to the limited loan growth during 2011 and low market interest rates.  With weak demand for loans and the sale of most residential real estate mortgage loans originated to the Federal Home Loan Mortgage Corporation, deposit growth was largely invested in the investment securities portfolio, which usually pays lower interest rates than the loan portfolio.

2010 vs. 2009.  Net interest income on a fully tax-equivalent basis for 2010 totaled $27,307,000, an increase of $964,000 from 2009.  The increase resulted from a decrease in total interest expense of $1,726,000, largely offset by a decrease in total taxable-equivalent interest income of $762,000.

Taxable-equivalent interest income decreased due to a 40 basis point decrease in the average rate earned on interest-earning assets, partially offset by a $37.0 million increase in total average interest-earning assets.  The decrease in average rates earned was primarily due to general decreases in market rates.  The increase in average interest-earning assets occurred primarily in the investment securities portfolio, which grew $30.0 million.  The loan portfolio grew $4.8 million on an average basis.

Interest expense decreased primarily due to a 40 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $35.9 million increase in average interest-bearing liabilities.  The decrease in average rates paid was primarily due to general decreases in market rates.  Most of the deposit growth occurred in the more liquid types of deposits, such as savings deposits and NOW and money fund deposits.  Collectively, these deposits grew $35.0 million on an average basis, while IRA and time certificates decreased $8.8 million.

The net interest margin, on a taxable-equivalent basis, decreased from 3.96% for 2009 to 3.89% for 2010 primarily due to the limited loan growth during 2010.  With weak demand for loans and the sale to the Federal Home Loan Mortgage Corporation of most residential real estate mortgage loans originated, deposit growth was largely invested in the investment securities portfolio, which usually pays lower interest rates than the loan portfolio.

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2007 through 2011:

	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance – Beginning of year	$2,641	2,998	2,468	2,468	2,050

Allowance related to Sycamore acquisition	-	-	-	-	453
	2,641	2,998	2,468	2,468	2,503

Loans charged off:
Commercial and industrial	581	289	36	73	81
Commercial, secured by real estate	598	1,105	352	-	-
Residential real estate	512	331	152	129	71
Consumer	252	422	490	617	231
Agricultural	-	-	-	-	-
Other loans, including deposit overdrafts	127	144	178	228	305
Total loans charged off	2,070	2,291	1,208	1,047	688

Recoveries:
Commercial and industrial	-	35	2	40	17
Commercial, secured by real estate	30	-	-	-	-
Residential real estate	31	2	3	20	2
Consumer, excluding credit card	122	120	203	201	142
Agricultural	-	-	-	-	-
Credit Card	-	-	-	1	3
Other loans, including deposit overdrafts	88	97	130	165	223
Total recoveries	271	254	338	427	387
Net charge offs	1,799	2,037	870	620	301

Provision charged to operations	2,089	1,680	1,400	620	266
Balance - End of year	$2,931	2,641	2,998	2,468	2,468

Ratio of net charge-offs during the period to average loans outstanding	0.39%	0.44%	0.19%	0.14%	0.08%

Ratio of allowance for loan losses to total loans at year-end	0.64%	0.58%	0.65%	0.54%	0.55%

The $581,000 of charge-offs in the commercial and industrial loan category for 2011 is comprised of a $251,000 charge-off connected to a retail business that ceased operations during that year and the remaining $330,000 is due to one borrower.  Commercial real estate charges consisted of loans to five different borrowers.

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

Inputs from all of the Bank’s credit risk identification processes are used by management to analyze and validate the adequacy and methodology of the allowance quarterly.  The analysis includes three basic components: specific allocations for individual loans, general historical loss allocations for pools of loans based on average historic loss ratios for the thirty-six preceding months adjusted for identified economic and other risk factors, and an unallocated component.  Due to the number, size, and complexity of loans within the loan portfolio, there is always a possibility of inherent undetected losses.  This, combined with the possible imprecision of management’s assumptions in the evaluation of loans, can result in the allowance also having an unallocated component.

The following table presents the components of the allowance for loan losses on the dates specified:

	At December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Specific allocations	$399	13.62%	296	11.20%	858	28.62%
General allocations:
Historical loss	1,381	47.29%	975	36.91%	576	19.21%
Adjustments to historical loss	1,151	39.09%	1,370	51.89%	1,553	51.80%
Unallocated	-	-%	-	-%	11	0.37%
Total	$2,931	100.00%	2,641	100.00%	2,998	100.00%

The decrease in the specific allocation at December 31, 2010 as compared to December 31, 2009 is primarily due to charge-offs recognized during 2010.  The increases in the general historical loss from December 31, 2009 to December 31, 2010 and from December 31, 2010 to December 31, 2011 are primarily due to increases in net charge-offs during the historic look-back period.

Non-Interest Income

2011 vs. 2010.  Total non-interest income for 2011 was $1,123,000 less than for 2010.  Bank owned life insurance income decreased in 2011 by $793,000 primarily due to the absence of death benefits received during 2010.  Gains from sales of mortgage loans were $319,000 less primarily due to a decrease in the volume of loans sold.  Loans sold during 2011 totaled $9.4 million, compared to $24.2 million in sales during 2010.  Lower interest rates fueled a demand for loan refinancings during 2010.  Service charges and fees on deposit accounts decreased $165,000 primarily due to a downward trend in overdraft fees, partially offset by an increase in check card fee income.  These unfavorable items were partially offset by a $202,000 increase in trust income that was primarily due to executor fees received and a change in the mix of trust assets.

2010 vs. 2009.  Total non-interest income for 2010 was $1,707,000 greater than for 2009.  Net gains from sales of investment securities was $838,000 greater during 2010 as compared to 2009 primarily due to an increase in the volume of securities sold as management decided to recognize gains that were inherent in the portfolio. Replacement securities generally have shorter remaining maturities.  Bank owned life insurance income was $752,000 greater primarily due to death benefits received.  Although mortgage loan sales declined by $3.7 million during 2010 as compared to 2009, an improvement in secondary market pricing increased the gain on sale of mortgage loans by $100,000.

Non-Interest Expense

2011 vs. 2010.  Total non-interest expense was $572,000 greater in 2011 as compared to 2010 primarily due to a $472,000 increase in salaries and employee benefits, a $149,000 increase in equipment expenses, a $109,000 increase in computer maintenance and supplies, and a $399,000 increase in other non-interest expenses.  While salaries were held to a less than 4% increase, health care costs and pension costs contributed to the balance of the increase in salaries and employee benefits.  Equipment expenses increased primarily due to increased depreciation caused by ATM and computer hardware replacements.  The increase in other non-interest expenses includes a $56,000 loss recognized on a standby letter of credit, $59,000 in environmental remediation costs for the lot on which LCNB’s new Lebanon Drive-Up facility is located, $50,000 in NASDAQ® application fees, and other smaller miscellaneous costs.  Partially offsetting these increases were a $413,000 decrease in FDIC premiums, a $156,000 decrease in other real estate owned expense, and a $114,000 decrease in occupancy expense.  FDIC premiums decreased primarily due to implementation of a new assessment base that uses total assets and tier one capital as opposed to deposits.  Other real estate owned expense decreased due to the absence of valuation write-downs recognized during 2010.

2010 vs. 2009.  Total non-interest expense was $591,000 greater in 2010 as compared to 2009 primarily due to a $737,000 increase in salaries and employee benefits.  While salaries were held to a less than 3% increase, health care costs, incentive plan expense, and pension costs contributed to the balance of the increase in salaries and employee benefits.  Other real estate owned expense increased $489,000 due to valuation write-downs and related increases in holding costs.  These increases were partially offset by a $313,000 decrease in FDIC premiums expenses and the absence of a $722,000 one-time, non-recurring pension-related charge recognized during the first quarter 2009.  FDIC premiums decreased due to the absence of a $325,000 payment to the FDIC made by LCNB as its share of a general industry-wide special assessment levied by the FDIC during 2009.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2011, 2010, and 2009 were 23.2%, 21.4%, and 22.6%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and tax-exempt earnings from bank owned life insurance.

Assets

Net loans increased $6.0 million during 2011.  The commercial real estate loan portfolio, which increased $23.1 million, was the only category that experienced growth during 2011.  Commercial and industrial loans decreased $5.1 million and consumer loans also decreased $5.1 million, reflecting lower demand due to economic conditions during 2011.  Residential real estate loans decreased $3.4 million as LCNB continued to originate and sell low-fixed rate mortgages in the secondary market.

Investment securities available-for-sale increased $18.1 million during 2011.  This growth was primarily in the U.S. Agency mortgage-backed securities category, which increased $19.2 million.  LCNB invests in both pass-through securities and collateralized mortgage obligations.  Management chose to grow the mortgage-backed securities category because of the instruments’ liquidity, rate, and low risk due to government guarantees.

Deposits

Total deposits at December 31, 2011 were $25.0 million greater than at December 31, 2010.  The growth was in the liquid deposit products – checking accounts, NOW and money fund deposit accounts, and savings deposits.  These types of instruments increased a total of $41.5 million, while IRA and time certificate accounts decreased $16.5 million.

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

The liquidity of LCNB is enhanced by the fact that 79.9% of total deposits at December 31, 2011 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Liquid assets include cash, federal funds sold and securities available-for-sale.  Except for investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati (“FHLB”) and certain local municipal securities, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs, subject to certain pledging commitments for public funds, repurchase agreements, and other requirements.  At December 31, 2011, LCNB's liquid assets amounted to $273.5 million or 34.6% of total assets, an increase from $246.8 million or 32.5% of total assets at December 31, 2010.

An additional source of funding is borrowings from the FHLB.  A short-term advance of $12.0 million and long-term advances totaling $21.4 million were outstanding at December 31, 2011 and the total available borrowing capacity at that date was approximately $14.3 million.  LCNB is approved to borrow up to $39.6 million in short-term advances through the FHLB’s Cash Management Advance program.   One of the factors limiting availability of FHLB borrowings is a bank’s ownership of FHLB stock.  LCNB could increase its available borrowing capacity by purchasing more FHLB stock and would need to purchase more stock if it were to use the full $39.6 million available in short-term advances.

Besides the short-term FHLB advances, short-term borrowings may include repurchase agreements, federal funds purchased, and advances from a line of credit with another financial institution.  At December 31, 2011, LCNB could borrow up to $20 million through the line of credit and up to $17 million under federal funds arrangements with two other financial institutions.  In addition to the FHLB short-term advance, short-term borrowings at December 31, 2011 included $9.6 million in repurchase agreements.

Commitments to extend credit at December 31, 2011 totaled $75.7 million and standby letters of credit totaled $5.6 million and are more fully described in Note 10 to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Capital expenditures may include the construction or acquisition of new office buildings, improvements to LCNB's twenty-five offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Commitments for capital expenditures outstanding as of December 31, 2011 were not material.

The following table provides information concerning LCNB's contractual obligations at December 31, 2011:

		Payments due by period
			Over 1	Over 3
		1 year	through 3	through 5	More than
	Total	or less	years	years	5 years
	(In thousands)

Long-term debt obligations	$21,373	6,000	2,326	5,000	8,047
Short-term borrowing from Federal Home Loan Bank	12,000	12,000	-	-	-
Operating lease obligations	5,713	360	645	504	4,204
Purchase obligations	-	-	-	-	-
Estimated pension plan contribution for 2012	902	902	-	-	-
Certificates of deposit:
$100,000 and over	82,763	26,717	35,256	10,846	9,944
Other time certificates	126,212	47,425	52,986	20,077	5,724
Total	$248,963	93,404	91,213	36,427	27,919

The following table provides information concerning LCNB's commitments at December 31, 2011:

		Amount of Commitment Expiration Per Period
	Total		Over 1	Over 3
	Amounts	1 year	through 3	through 5	More than
	Committed	or less	years	years	5 years
	(In thousands)

Commitments to extend credit	$6,717	6,717	-	-	-
Unused lines of credit	68,967	33,929	15,048	9,110	10,880
Standby letters of credit	5,575	546	5,029	-	-
Total	$81,259	41,192	20,077	9,110	10,880

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2011 and 2010 is included in Note 11, "Regulatory Matters", of the 2011 Annual Report to Shareholders.

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

Under the "Market Repurchase Program" LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for the stock dividend.  Through December 31, 2011, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2011.

The "Private Sale Repurchase Program" is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2011.  No shares were purchased under this program during 2011.

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
Year	Options Granted
2007	8,116
2008	13,918
2009	29,110
2010	20,798
2011	25,083

The exercise price for stock options granted shall not be less than the fair market value of the stock on the date of grant.  Options vest ratably over a five-year period and the maximum term for each grant will be specified by the Board of Directors, but cannot be greater than ten years from the date of grant.  In the event of an optionee's death or incapacity, all outstanding options held by that optionee shall immediately vest and be exercisable.

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

On October 21, 2009, LCNB entered into a repurchase agreement with the Treasury Department pursuant to which LCNB redeemed all 13,400 shares of its preferred stock.  In connection with this redemption, LCNB paid approximately $13.5 million to the Treasury Department, which includes the original investment amount of $13.4 million plus accrued and unpaid dividends of approximately $123,000.  As a result of the redemption, LCNB recorded a reduction in retained earnings of approximately $463,000 in the fourth quarter of 2009 associated with accelerated discount accretion related to the difference between the amount at which the Preferred Stock sale was initially recorded and its redemption price. The Preferred Stock dividend and the acceleration of the accretion reduced 2009’s net income available to common shareholders and earnings per common share.

LCNB Corp. did not repurchase the warrant issued to the Treasury Department as part of the CPP.  Instead, pursuant to the terms of the repurchase agreement, the warrant has been cancelled and LCNB has issued a substitute warrant to the Treasury Department with the same terms as the original warrant, except that Section 13(H) of the original warrant, which dealt with the reduction of shares subject to the warrant in the event that LCNB raised $13.4 million in a qualified stock offering prior to December 31, 2009, has been removed.  A copy of the repurchase agreement was filed by LCNB as Exhibit 10.1 to its Current Report on Form 8-K dated October 21, 2009, and a copy of the substitute warrant is included as Exhibit 4.3 to its Form 10-Q for the quarterly period ended September 30, 2009.  Both documents are incorporated by reference and the foregoing summary of certain provisions of these documents is qualified in its entirety by reference thereto.  The Treasury Department sold the warrant to an investor during the fourth quarter 2011.

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2011 are composed primarily of goodwill and a core deposit intangible related to the acquisition of Sycamore during the fourth quarter 2007 and mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible is being amortized on a straight line basis over six years.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

LCNB CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31

2011
Interest income	$8,130	8,099	7,976	7,888
Interest expense	1,772	1,667	1,537	1,411
Net interest income	6,358	6,432	6,439	6,477
Provision for loan losses	664	224	588	613
Net interest income after provision	5,694	6,208	5,851	5,864
Total non-interest income	1,915	1,835	2,033	1,981
Total non-interest expenses	5,785	5,307	5,436	5,321
Income before income taxes	1,824	2,736	2,448	2,524
Provision for income taxes	346	713	581	570
Net income from continuing operations	1,478	2,023	1,867	1,954
Income (loss) from discontinued operations, net of tax	824	(31)	-	-
Net income	$2,302	1,992	1,867	1,954

Basic earnings per common share:
Continuing operations	$0.22	0.30	0.28	0.29
Discontinued operations	0.12	-	-	-
Diluted earnings per common share:
Continuing operations	0.22	0.30	0.28	0.28
Discontinued operations	0.12	-	-	-

2010
Interest income	$8,602	8,532	8,472	8,425
Interest expense	2,162	2,105	2,081	1,986
Net interest income	6,440	6,427	6,391	6,439
Provision for loan losses	208	511	268	693
Net interest income after provision	6,232	5,916	6,123	5,746
Total non-interest income	1,738	2,527	1,928	2,694
Total non-interest expenses	5,192	5,231	5,540	5,314
Income before income taxes	2,778	3,212	2,511	3,126
Provision for income taxes	637	527	561	769
Net income from continuing operations	2,141	2,685	1,950	2,357
Income from discontinued operations, net of tax	71	67	39	63
Net income	$2,212	2,752	1,989	2,420

Basic earnings per common share:
Continuing operations	$0.32	0.40	0.30	0.35
Discontinued operations	0.01	0.01	-	0.01
Diluted earnings per common share:
Continuing operations	0.32	0.40	0.30	0.34
Discontinued operations	0.01	0.01	-	0.01

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 200 and 300 basis points scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2011 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income and a decrease in interest rates at  the down 100 basis points shock level will have a negative effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$26,497	1,115	4.39%
Up 200	26,093	711	2.80%
Up 100	25,689	307	1.21%
Base	25,382	-	-%
Down 100	25,160	(222)	-0.87%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2011 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in EVE for the up 300 basis points scenario is slightly outside LCNB’s policy range of a 25% change, but management has determined the change is acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$62,713	(21,719)	-25.72%
Up 200	69,195	(15,237)	-18.05%
Up 100	76,571	(7,861)	-9.31%
Base	84,432	-	-%
Down 100	93,315	8,883	10.52%

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

Management assessed LCNB’s internal controls as of December 31, 2011, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, LCNB’s internal control over financial reporting met the criteria.

J.D. Cloud & Co. L.L.P., an independent registered public accounting firm, has issued an attestation report on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2011.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson	/s/ Robert C. Haines II
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors February 27, 2012	Robert C. Haines II Executive Vice President & Chief Financial Officer February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have audited LCNB Corp. and subsidiaries’ (“LCNB”) internal control over financial reporting as of  December 31, 2011, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  LCNB’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management’s Assessment of Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion,  LCNB  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of LCNB, and our report dated February 27, 2012 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountant

Cincinnati, Ohio
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and subsidiaries (“LCNB”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the management of LCNB.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCNB as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio
February 27, 2012

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2011	2010
ASSETS:
Cash and due from banks	$12,449	10,817
Interest-bearing demand deposits	7,086	182
Total cash and cash equivalents	19,535	10,999

Investment securities:
Available-for-sale, at fair value	254,006	235,882
Held-to-maturity, at cost	10,734	12,141
Federal Reserve Bank stock, at cost	940	939
Federal Home Loan Bank stock, at cost	2,091	2,091
Loans, net	458,331	452,350
Premises and equipment, net	17,346	16,017
Goodwill	5,915	5,915
Bank owned life insurance	14,837	14,242
Other assets	7,835	9,558
TOTAL ASSETS	$791,570	760,134

LIABILITIES:
Deposits:
Noninterest-bearing	$106,793	98,994
Interest-bearing	556,769	539,545
Total deposits	663,562	638,539
Short-term borrowings	21,596	21,691
Long-term debt	21,373	23,120
Accrued interest and other liabilities	7,079	6,077
TOTAL LIABILITIES	713,610	689,427

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares - no par value, authorized 12,000,000 shares, issued 7,460,494 and 7,445,514 shares at December 31, 2011 and 2010, respectively	26,753	26,515
Retained earnings	57,877	54,045
Treasury shares at cost, 755,771 shares at December 31, 2011 and 2010	(11,698)	(11,698)
Accumulated other comprehensive income, net of taxes	5,028	1,845
TOTAL SHAREHOLDERS' EQUITY	77,960	70,707

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$791,570	760,134

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2011	2010	2009
INTEREST INCOME:
Interest and fees on loans	$25,502	27,020	27,538
Interest on investment securities:
Taxable	3,843	3,686	4,237
Non-taxable	2,571	3,126	2,921
Other investments	177	199	202
TOTAL INTEREST INCOME	32,093	34,031	34,898

INTEREST EXPENSE:
Interest on deposits	5,702	7,613	9,434
Interest on short-term borrowings	28	27	3
Interest on long-term debt	657	694	623
TOTAL INTEREST EXPENSE	6,387	8,334	10,060
NET INTEREST INCOME	25,706	25,697	24,838
PROVISION FOR LOAN LOSSES	2,089	1,680	1,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,617	24,017	23,438

NON-INTEREST INCOME:
Trust income	2,099	1,897	1,916
Service charges and fees on deposit accounts	3,739	3,904	3,931
Net gain on sales of securities	948	948	110
Bank owned life insurance income	596	1,389	637
Gains from sales of mortgage loans	177	496	396
Other operating income	205	253	190
TOTAL NON-INTEREST INCOME	7,764	8,887	7,180

NON-INTEREST EXPENSE:
Salaries and employee benefits	11,743	11,271	10,534
Equipment expenses	1,038	889	995
Occupancy expense, net	1,761	1,875	1,721
State franchise tax	764	703	610
Marketing	480	448	408
FDIC premiums	545	958	1,271
ATM expense	553	513	513
Computer maintenance and supplies	565	456	449
Telephone expense	407	414	407
Other real estate owned	350	506	17
Write-off of pension asset	-	-	722
Other non-interest expense	3,643	3,244	3,039
TOTAL NON-INTEREST EXPENSE	21,849	21,277	20,686

INCOME BEFORE INCOME TAXES	9,532	11,627	9,932
PROVISION FOR INCOME TAXES	2,210	2,494	2,245
NET INCOME FROM CONTINUING OPERATIONS	7,322	9,133	7,687
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	793	240	79
NET INCOME	8,115	9,373	7,766
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	-	-	1,108
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,115	9,373	6,658

Basic earnings per common share:
Continuing Operations	$1.09	1.37	0.99
Discontinued Operations	0.12	0.03	0.01

Diluted earnings per common share:
Continuing operations	1.08	1.36	0.98
Discontinued operations	0.12	0.03	0.01

Weighted average shares outstanding:
Basic	6,692,385	6,687,500	6,687,232
Diluted	6,751,599	6,736,622	6,701,309

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2011	2010	2009

Net income	$8,115	9,373	7,766

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $1,994, $231, and $905 for 2011, 2010, and 2009, respectively)	3,852	448	1,756

Change in nonqualified pension plan unrecognized net gain (loss) (net of taxes of $113, $71, and $111 for 2011, 2010 and 2009, respectively)	(220)	138	(215)

Reversal of pension plan net unrecognized net loss (net of taxes or $1,564)	-	-	3,037

Nonqualified pension plan curtailment (net of taxes of $80)	155	-	-

Reclassification adjustment for:

Net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $323, $323, and $38 for 2011, 2010 and 2009, respectively)	(625)	(625)	(72)

Recognition of nonqualified pension plan net (gain) loss (net of taxes of $11 and $16 for 2011 and 2010, respectively)	21	(31)	-

TOTAL COMPREHENSIVE INCOME	$11,298	9,303	12,272

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$5,180	1,953	2,130
Net unfunded liability for nonqualified pension plan	(152)	(108)	(215)
Balance at year-end	$5,028	1,845	1,915

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands)

						Accumulated
	Common					Other	Total
	Shares	Preferred	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Shares	Shares	Earnings	Shares	Income (Loss)	Equity

Balance, December 31, 2008	6,687,232	$-	25,860	46,584	(11,737)	(2,591)	58,116

Net income				7,766			7,766
Issuance of preferred stock and related warrant		12,817	583				13,400
Redemption of preferred stock		(13,400)					(13,400)
Net unrealized gain (loss) on available-for-sale securities, net of tax						1,756	1756
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income, net of taxes						(72)	(72)
Change in nonqualified pension plan unrecognized net loss, net of tax						(215)	(215)
Reversal of pension plan unrecognized net loss, net of tax						3,037	3,037
Compensation expense relating to stock options			32				32
Preferred stock dividends and discount accretion		583		(1,108)			(525)
Common stock dividends, $0.64 per share				(4,280)			(4,280)
Balance, December 31, 2009	6,687,232	$-	26,475	48,962	(11,737)	1,915	65,615

Net income				9,373			9,373
Net unrealized gain (loss) on available-for-sale securities, net of tax						448	448
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income, net of taxes						(625)	(625)
Change in nonqualified pension plan unrecognized net gain (loss), net of tax						138	138
Reclassification adjustment for recognition of pension plan net (gain) loss, net of taxes						(31)	(31)
Compensation expense relating to stock options			40				40
Restricted stock awards	2,511			(10)	39		29
Common stock dividends, $0.64 per share				(4,280)			(4,280)
Balance, December 31, 2010	6,689,743	$-	26,515	54,045	(11,698)	1,845	70,707

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
For the years ended December 31,
(Dollars in thousands)

						Accumulated
	Common					Other	Total
	Shares	Preferred	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Shares	Shares	Earnings	Shares	Income (Loss)	Equity

Balance, December 31, 2010	6,689,743	$-	26,515	54,045	(11,698)	1,845	70,707

Net income				8,115			8,115
Net unrealized gain (loss) on available-for-sale securities, net of tax						3,852	3,852
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income, net of taxes						(625)	(625)
Change in nonqualified pension plan unrecognized net gain (loss), net of tax						(220)	(220)
Reclassification adjustment for recognition of pension plan net (gain) loss, net of taxes						21	21
Nonqualified pension plan curtailment, net of taxes						155	155
Dividend Reinvestment and Stock Purchase Plan	14,980		193				193
Compensation expense relating to stock options			45				45
Common stock dividends, $0.64 per share				(4,283)			(4,283)
Balance, December 31, 2011	6,704,723	$-	26,753	57,877	(11,698)	5,028	77,960

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	8,115	9,373	7,766
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,978	2,814	2,434
Provision for loan losses	2,089	1,680	1,400
Deferred income tax provision (benefit)	(231)	(112)	(375)
Curtailment charge for nonqualified defined benefit retirement plan	191	-	-
Increase in cash surrender value of bank owned life insurance	(596)	(597)	(637)
Bank owned life insurance death benefits in excess of cash surrender value	-	(792)	-
Realized gain on sales of securities available-for-sale	(948)	(948)	(110)
Realized (gain) loss on sale of premises and equipment	50	16	(23)
Realized gain from sale of insurance agency	(1,503)	-	-
Realized loss from sale and write-downs of other real estate owned	184	389	-
Realized gain from sale of repossessed assets	(47)	(18)	-
Origination of mortgage loans for sale	(9,352)	(24,200)	(27,857)
Realized gains from sales of mortgage loans	(177)	(496)	(395)
Proceeds from sales of mortgage loans	9,430	24,438	27,974
Compensation expense related to stock options	45	40	32
Increase (decrease) due to changes in assets and liabilities:
Income receivable	267	275	(421)
Other assets	324	913	(3,678)
Other liabilities	(162)	1,025	2,624
TOTAL ADJUSTMENTS	2,542	4,427	968

NET CASH FLOWS FROM OPERATING ACTIVITIES	10,657	13,800	8,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	36,769	53,365	14,610
Proceeds from maturities and calls of investment securities:
Available-for-sale	61,424	63,203	68,578
Held-to-maturity	6,521	5,474	911
Purchases of investment securities:
Available-for-sale	(111,914)	(151,589)	(148,576)
Held-to-maturity	(5,114)	(4,582)	(11,997)
Proceeds from redemption of Federal Reserve Bank stock	-	1	-
Purchase of Federal Reserve Bank stock	(1)	-	(3)
Net (increase) decrease in loans	(8,438)	3,003	(10,196)
Proceeds from bank owned life insurance death benefits	-	1,269	-
Proceeds from sales of other real estate owned	285	51	-
Proceeds from sales of repossessed assets	295	143	72
Purchases of premises and equipment	(2,578)	(1,447)	(1,322)
Proceeds from sales of premises and equipment	16	16	24
Proceeds from sale of insurance agency, net of cash disposed	1,523	-	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(21,212)	(31,093)	(87,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	25,023	14,360	46,557
Net increase in short-term borrowings	(95)	7,426	12,059
Proceeds from long-term debt	5,000	-	21,000
Principal payments on long-term debt	(6,747)	(1,840)	(1,040)
Proceeds from issuance of preferred stock		-	13,400
Redemption of preferred stock		-	(13,400)
Proceeds from issuance of common stock	193	-	-
Cash dividends paid on common stock	(4,283)	(4,280)	(4,280)
Cash dividends paid on preferred stock	-	-	(525)
NET CASH FLOWS FROM FINANCING ACTIVITIES	19,091	15,666	73,771

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,536	(1,627)	(5,394)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,999	12,626	18,020

CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,535	10,999	12,626

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended December 31,
(Dollars in thousands)

	2011	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$6,489	8,378	10,172
Income taxes	3,634	2,471	2,250

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Investment securities transferred from available-for-sale to held-to-maturity	-	-	1,944
Transfer from loans to other real estate owned and repossessed assets	245	183	2,438

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company"), an Ohio corporation formed in December 1998, is a financial holding company whose principal activity is the ownership of LCNB National Bank (the "Bank").  The Bank was founded in 1877 and provides full banking services, including trust and brokerage services, to customers primarily in the Southwestern Ohio area of Warren, Butler, and Clinton Counties and portions of Clermont, Hamilton, and Montgomery Counties.  LCNB completed the sale of its other operating subsidiary, Dakin Insurance Agency, Inc. (“Dakin”) on March 23, 2011.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.  The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles and with general practices in the banking industry.  The financial results of Dakin are included as income from discontinued operations, net of tax, in the consolidated financial statements through the date of sale.

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

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents include cash, balances due from banks, federal funds sold, and interest-bearing demand deposits with original maturities of three months or less.  Deposits with other banks routinely have balances greater than FDIC insured limits.  Management considers the risk of loss to be very low with respect to such deposits.

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

OTHER REAL ESTATE OWNED
Other real estate owned includes properties acquired through foreclosure or deed in lieu of foreclosure.  Such property is held for sale and is initially recorded at fair value, less costs to sell, establishing a new cost basis.  Fair value is primarily based on a property appraisal obtained at the time of transfer and any periodic updates that may be obtained thereafter.  The allowance for loan losses is charged for any write down of the loan’s carrying value to fair value at the date of acquisition.  Any subsequent reductions in fair value and expenses incurred from holding other real estate owned are charged to other non-interest expense.  Costs, excluding interest, relating to the improvement of other real estate owned are capitalized.  Gains and losses from the sale of other real estate owned are included in other non-interest expense.

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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings.  The Company did not select any financial instruments for the fair value election in 2011 or 2010.

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

ADVERTISING EXPENSE
Advertising costs are expensed as incurred and are recorded as a marketing expense, a component of non-interest expense.

EMPLOYEE BENEFITS
Effective January 1, 2009, the Company redesigned its qualified noncontributory defined benefit retirement plan and merged its single-employer plan into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Employees hired on or after January 1, 2009 are not eligible to participate in this plan.  Effective February 1, 2009, the Company amended the plan to reduce benefits for those whose age plus vesting service equaled less than 65 at that date.  Also effective February 1, 2009, an enhanced 401(k) plan was made available to those hired on or after January 1, 2009 and to those who received benefit reductions from the amendments to the noncontributory defined benefit retirement plan.  Also effective February 1, 2009, the Company established a nonqualified defined benefit retirement plan for certain highly compensated employees.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

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

On January 1, 2009, in accordance with the accounting standards for a multi-employer plan, the pension plan related balance sheet accounts were eliminated and pension-related costs and contributions after that date are expensed as incurred.  Contributions to the 401(k) plan are also expensed as incurred.

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

The amendments in the update must be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  The required disclosures will be included in LCNB’s financial statements beginning January 1, 2012.

Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income,” was issued by the FASB in June 2011.  The update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, a company is required to report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  The amendments in the update are effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  LCNB’s presentation of the Consolidated Statements of Comprehensive Income already complies with the requirements of the update.

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For public companies, the amendments in the update are effective for annual periods ending after December 15, 2011.  The required disclosures are included in these financial statements.

NOTE 2 -       INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities at December 31 are summarized as follows (000’s):

	2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury notes	$17,385	165	-	17,550
U.S. Agency notes	81,415	1,517	5	82,927
U.S. Agency mortgage- backed securities	50,923	1,475	111	52,287
Corporate securities	6,334	47	16	6,365
Municipal securities:
Non-taxable	65,896	3,827	20	69,703
Taxable	21,027	894	14	21,907
Mutual funds	2,103	22	-	2,125
Trust preferred securities	549	37	22	564
Equity securities	526	57	5	578
	$246,158	8,041	193	254,006

	2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury notes	$19,724	16	155	19,585
U.S. Agency notes	83,600	107	845	82,862
U.S. Agency mortgage- backed securities	31,786	1,364	56	33,094
Corporate securities	2,012	13	-	2,025
Municipal securities:
Non-taxable	71,902	2,642	116	74,428
Taxable	22,049	302	383	21,968
Mutual funds	1,063	-	10	1,053
Trust preferred securities	549	57	2	604
Equity securities	249	18	4	263
	$232,934	4,519	1,571	235,882

The fair value of held-to-maturity investment securities, consisting of non-taxable and taxable municipal securities, approximates amortized cost at December 31, 2011 and 2010.

Substantially all securities in unrealized loss positions at December 31, 2011 have been in a loss position less than twelve months.  Management has determined that the unrealized losses at December 31, 2011 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

NOTE 2 -       INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2011 were as follows (000’s).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$4,364	4,398	1,837	1,837
Due from one to five years	137,778	141,103	678	678
Due from five to ten years	44,835	47,559	4,314	4,314
Due after ten years	5,080	5,392	3,905	3,905
	192,057	198,452	10,734	10,734
U.S. Agency mortgage- backed securities	50,923	52,287	-	-
Mutual funds	2,103	2,125	-	-
Trust preferred securities	549	564	-	-
Equity securities	526	578	-	-
	$246,158	254,006	10,734	10,734

Investment securities with a market value of $157,534,000 and $143,428,000 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the years ended December 31 was as follows (000’s):

	2011	2010	2009

Proceeds from sales	$36,769	53,365	14,610
Gross realized gains	949	948	226
Gross realized losses	1	-	116

NOTE 3 -       LOANS

Major classifications of loans at December 31 were as follows (000's):

	2011	2010

Commercial and industrial	$30,990	36,122
Commercial, secured by real estate	219,188	196,136
Residential real estate	186,904	190,277
Consumer	14,562	19,691
Agricultural	2,835	2,966
Other loans, including deposit overdrafts	6,554	9,413
	461,033	454,605
Deferred origination costs, net	229	386
	461,262	454,991
Less allowance for loan losses	2,931	2,641
Loans-net	$458,331	452,350

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (000’s):

	2011	2010

Non-accrual loans:
Commercial and industrial	$495	595
Commercial, secured by real estate	1,950	2,377
Residential real estate	1,223	789
Total non-accrual loans	3,668	3,761
Past-due 90 days or more and still accruing	39	300
Accruing restructured loans	14,739	9,088
Total	$18,446	13,149

Interest income that would have been recorded during 2011 and 2010 if loans on non-accrual status at December 31, 2011 and 2010 had been current and in accordance with their original terms was approximately $335,000 and $245,000, respectively.

The following is a summary of information pertaining to loans considered to be impaired at December 31 (000’s):

	2011	2010

Impaired loans without a valuation allowance	$15,594	9,474
Impaired loans with a valuation allowance	2,563	3,626
Total impaired loans	18,157	13,100

Valuation allowance related to impaired loans	$399	296

NOTE 3 -       LOANS (Continued)

The average balance of impaired loans during 2011, 2010, and 2009 was $19,141,000, $14,439,000, and $12,627,000, respectively. During 2011, the Company recognized approximately $748,000 of interest income on impaired loans, $8,000 of which was recognized on a cash basis.  During 2010, the Company recognized approximately $552,000 of interest income on impaired loans, none of which was recognized on a cash basis.  During 2009, the Company recognized approximately $565,000 of interest income on impaired loans, of which none was recognized on a cash basis.  The Company continued to accrue interest on certain loans classified as impaired during 2011, 2010, and 2009 because they were restructured or considered well secured and in the process of collection.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

NOTE 3 -       LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (000’s):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$305	1,625	459	246	-	6	-	2,641
Provision charged to expenses	438	884	678	50	-	39	-	2,089
Losses charged off	(581)	(598)	(512)	(252)	-	(127)	-	(2,070)
Recoveries	-	30	31	122	-	88	-	271
Balance, end of year	$162	1,941	656	166	-	6	-	2,931

Ending balance: individually evaluated for impairment	$-	257	142	-	-	-	-	399
Ending balance: collectively evaluated for impairment	162	1,684	514	166	-	6	-	2,532

Loans:
Ending balance	$30,973	219,062	187,148	14,690	2,835	6,554	-	461,262
Ending balance: individually evaluated for impairment	3,058	14,493	596	10	-	-	-	18,157
Ending balance: collectively evaluated for impairment	27,915	204,569	186,552	14,680	2,835	6,554	-	443,105

December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$546	1,628	491	313	-	9	11	2,998
Provision charged to expenses	13	1,102	297	235	-	44	(11)	1,680
Losses charged off	(289)	(1,105)	(331)	(422)	-	(144)	-	(2,291)
Recoveries	35	-	2	120	-	97	-	254
Balance, end of year	$305	1,625	459	246	-	6	-	2,641

Ending balance: individually evaluated for impairment	$120	176	-	-	-	-	-	296
Ending balance: collectively evaluated for impairment	185	1,449	459	246	-	6	-	2,345

Loans:
Ending balance	$36,109	196,062	190,529	19,912	2,966	9,413	-	454,991
Ending balance: individually evaluated for impairment	1,370	11,197	533	-	-	-	-	13,100
Ending balance: collectively evaluated for impairment	34,739	184,865	189,996	19,912	2,966	9,413	-	441,891

NOTE 3 -       LOANS (Continued)

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
December 31, 2009
Allowance for loan losses:
Balance, beginning of year	$369	1,182	471	429	-	13	4	2,468
Provision charged to expenses	211	798	169	171	-	44	7	1,400
Losses charged off	(36)	(352)	(152)	(493)	-	(175)	-	(1,208)
Recoveries	2	-	3	206	-	127	-	338
Balance, end of year	$546	1,628	491	313	-	9	11	2,998

Ending balance: individually evaluated for impairment	$293	565	-	-	-	-	-	858
Ending balance: collectively evaluated for impairment	253	1,063	491	313	-	9	11	2,140

Loans:
Ending balance	$42,795	184,973	193,536	26,565	3,125	9,422	-	460,416
Ending balance: individually evaluated for impairment	1,744	8,429	-	-	-	-	-	10,173
Ending balance: collectively evaluated for impairment	41,051	176,544	193,536	26,565	3,125	9,422	-	450,243

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

An analysis of the Company’s loan portfolio by credit quality indicators at December 31were as follows (000’s):

	Pass	OAEM	Substandard	Doubtful	Total
December 31, 2011
Commercial & industrial	$26,099	1,700	2,804	370	30,973
Commercial, secured by real estate	206,728	2,133	9,633	568	219,062
Residential real estate	182,409	1,681	2,682	376	187,148
Consumer	14,601	-	50	39	14,690
Agricultural	1,430	-	1,405	-	2,835
Other	6,554	-	-	-	6,554
Total	$437,821	5,514	16,574	1,353	461,262

December 31, 2010
Commercial & industrial	$33,707	1,177	1,225	-	36,109
Commercial, secured by real estate	181,689	4,897	8,574	902	196,062
Residential real estate	188,498	264	1,702	65	190,529
Consumer	19,759	-	72	81	19,912
Agricultural	2,966	-	-	-	2,966
Other	9,413	-	-	-	9,413
Total	$436,032	6,338	11,573	1,048	454,991

NOTE 3 -       LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (000’s):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing

December 31, 2011
Commercial & industrial	$2	-	495	497	30,476	30,973	-
Commercial, secured by real estate	-	83	1,769	1,852	217,210	219,062	-
Residential real estate	1,132	22	1,202	2,356	184,792	187,148	-
Consumer	82	37	39	158	14,532	14,690	39
Agricultural	-	-	-	-	2,835	2,835	-
Other	59	-	-	59	6,495	6,554	-
Total	$1,275	142	3,505	4,922	456,340	461,262	39

December 31, 2010
Commercial & industrial	$137	-	594	731	35,378	36,109	1
Commercial, secured by real estate	753	-	1,765	2,518	193,544	196,062	114
Residential real estate	482	36	698	1,216	189,313	190,529	110
Consumer	231	54	76	361	19,551	19,912	75
Agricultural	-	-	-	-	2,966	2,966	-
Other	116	-	-	116	9,297	9,413	-
Total	$1, 719	90	3,133	4,942	450,049	454, 991	300

NOTE 3 -       LOANS (Continued)

Impaired loans for the years ended December 31 were as follows (000’s):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded:
Commercial & industrial	$2,881	2,881	-	3,015	139
Commercial, secured by real estate	12,373	12,375	-	12,686	529
Residential real estate	332	332	-	332	-
Consumer	8	8	-	5	1
Total	$15,594	15,596	-	16,038	669

With an allowance recorded:
Commercial & industrial	$177	177	-	330	14
Commercial, secured by real estate	2,120	2,120	257	2,514	67
Residential real estate	264	264	142	257	-
Consumer	2	2	-	1	-
Total	$2,563	2,563	399	3,102	81

Total:
Commercial & industrial	$3,058	3,058	-	3,345	153
Commercial, secured by real estate	14,493	14,495	257	15,200	596
Residential real estate	596	596	142	589	-
Consumer	10	10	-	6	1
Total	$18,157	18,159	399	19,140	750

December 31, 2010
With no related allowance recorded:
Commercial & industrial	$593	594	-	751	9
Commercial, secured by real estate	8,348	8,350	-	9,058	372
Residential real estate	533	533	-	534	-
Total	$9,474	9,477	-	10,343	381

With an allowance recorded:
Commercial & industrial	$476	476	120	693	29
Commercial, secured by real estate	3,150	3,150	176	3,403	142
Residential real estate	-	-	-	-	-
Total	$3,626	3,626	296	4,096	171

Total:
Commercial & industrial	$1,069	1,070	120	1,444	38
Commercial, secured by real estate	11,498	11,500	176	12,461	514
Residential real estate	533	533	-	534	-
Total	$13,100	13,103	296	14,439	552

NOTE 3 -       LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2011		2010
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification

Commercial and industrial	5	$2,718	-	$-
Commercial, secured by real estate	4	3,048	2	3,505
Residential real estate	6	477	-	-
Consumer	3	11	-	-
	18	$6,254	2	$3,505

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

Troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date during the years ended December 31 were as follows (dollars in thousands):

	2011		2010
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance

Commercial and industrial	-	$-	1	$595
Commercial, secured by real estate	-	-	2	957
Residential real estate	-	-	-	-
Consumer	-	-	-	-
Agricultural	-	-	-	-
Other	-	-	-	-
	-	$-	3	$1,552

Approximately $5,358,000 of impaired loans without a valuation allowance and $832,000 of impaired loans with a valuation allowance at December 31, 2011 consisted of loans that were modified during 2011 and were determined to be troubled debt restructurings.  Approximately $1.2 million of impaired loans without a valuation allowance and $2.3 million of impaired loans with a valuation allowance at December 31, 2010 consisted of loans that were modified during 2010 and were determined to be troubled debt restructurings.

NOTE 3 -       LOANS (Continued)

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

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at December 31, 2011, 2010 and 2009 were $67,410,000, $70,705,000, and $57,369,000 respectively.

Mortgage servicing right assets were $418,000 and $474,000 at December 31, 2011 and 2010, respectively, and are included in other assets in the consolidated balance sheets.  Approximately $99,000, $258,000, and $278,000 in mortgage servicing rights were capitalized and $155,000, $111,000, and $89,000 were amortized to loan servicing income, which is included with other operating income in the consolidated statements of income, during the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 4 –     OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned were as follows (000’s):

	2011	2010
Balance, beginning of year	$2,088	2,424
Additions	-	104
Reductions due to sales	(469)	(51)
Reductions due to valuation write downs	-	(389)
Balance, end of year	$1,619	2,088

Reductions due to sales during 2011 represented the sale of a commercial property.  Other real estate owned at December 31, 2011 consisted of one commercial property and one single-family residential home.  Additions for the 2010 period consisted of one single family residential home.  Other real estate owned at December 31, 2010 consisted of two commercial properties and one single-family residential home.

NOTE 5 -      PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (000's):

	2011	2010

Land	$4,708	4,687
Buildings	15,488	14,290
Equipment	11,528	11,242
Construction in progress	8	244
Total	31,732	30,463
Less accumulated depreciation	14,386	14,446
Premises and equipment, net	$17,346	16,017

Depreciation charged to income was $1,182,000 in 2011, $1,056,000 in 2010, and $1,181,000 in 2009.

NOTE 6 -      LEASES

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  At December 31, 2011, required minimum annual rentals due in the future on non-cancelable leases having terms in excess of one year aggregated $5,713,000.  Minimum annual rentals for each of the years 2012 through 2016 are as follows (000's):

2012	$360
2013	339
2014	306
2015	271
2016	233
Thereafter	4,204
$5,713

Rental expense for all leased branches and equipment was approximately $453,000 in 2011, $448,000 in 2010, and $443,000 in 2009.

NOTE 7 -      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill relating to the acquisition of Sycamore was $5,915,000 at December 31, 2011 and 2010.

Other intangible assets included in “other assets” in the consolidated balance sheets at December 31, 2011 and 2010 were as follows (000’s):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2011:
Core deposit intangible	$343	229	114
Mortgage servicing rights	1,169	751	418
Other intangibles	89	89	-
Total	$1,601	1,069	532

December 31, 2010:
Core deposit intangible	$343	172	171
Mortgage servicing rights	1,070	596	474
Other intangibles	89	89	-
Total	$1,502	857	645

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2011 is as follows (000’s):

2012	$167
2013	147
2014	76
2015	64
2016	53

NOTE 8 -      CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2011 were as follows (000’s):

	Certificates
	Equal to or	All Other
	Over $100,000	Certificates	Total

2012	$26,717	47,425	74,142
2013	20,136	28,907	49,043
2014	15,120	24,079	39,199
2015	7,702	14,542	22,244
2016	3,144	5,535	8,679
Thereafter	9,944	5,724	15,668
	$82,763	126,212	208,975

NOTE 9 -      BORROWINGS

Funds borrowed from the FHLB at December 31 are as follows (000’s):

	Current
	Interest
	Rate	2011	2010

Fixed Rate Advances, due at maturity:
Advance due February 2011	2.10%	$-	5,000
Advance due August 2012	1.99%	6,000	6,000
Advance due January 2015	2.00%	5,000	-
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	2,326	3,319
Advance due March 2019	2.82%	3,047	3,801
		$21,373	23,120

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $147 million and $148 million at December 31, 2011 and 2010, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity at December 31, 2011 was approximately $14.3 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Short-term borrowings at December 31 are as follows (000’s):

	2011		2010
	Amount	Rate	Amount	Rate
U.S. Treasury demand note	$-	-%	1,295	-%
Federal funds purchased	-	-%	7,000	0.50%
Line of credit	-	-%	3,026	1.00%
FHLB short-term advance	12,000	0.04%	-	-%
Repurchase agreements	9,596	0.10%	10,370	0.30%
	$21,596	0.07%	21,691	0.44%

At December 31, 2011, the Company had short-term borrowing arrangements with three financial institutions and the Federal Home Loan Bank of Cincinnati.  The first arrangement provides that the Company can borrow up to $7 million in federal funds at the interest rate in effect at the time of the borrowing.  The second arrangement provides that the Company can borrow up to $10 million in federal funds at the interest rate in effect at the time of the borrowing.  The third arrangement is a short-term line of credit for a maximum amount of $20 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

NOTE 9 -      BORROWINGS (continued)

Under the terms of the Cash Management Advance program with the Federal Home Loan Bank of Cincinnati, the Company can borrow up to $39.6 million in short-term advances.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   The interest rate on the Cash Management Advance program is the published rate in effect at the time of the advance.  This program was established with the Federal Home Loan of Cincinnati as of September 1, 2011.

Repurchase agreements are an option commercial customers can use in managing their cash positions.  The repurchase agreements mature the next business day after issuance.  They are secured by U.S. Treasury, U.S. Agency, or government guaranteed mortgage-backed securities and such collateral securities are held by the Federal Reserve Bank.  The maximum amount of outstanding agreements at any month-end during 2011 and 2010 totaled $12,402,000 and $12,102,000, respectively.  The average balance during 2011 and 2010 was $11,029,000 and $6,115,000, respectively.

As of December 31, 2011 and 2010, approximately $1.6 million and $1.8 million, respectively, of the repurchase agreements outstanding were held by a company owned by a member of the Company’s board of directors.

NOTE 10 -     INCOME TAXES

The provision for federal income taxes consists of (000's):

	2011	2010	2009

Income taxes currently payable	$2,441	2,564	2,661
Deferred income tax provision (benefit)	(231)	(70)	(416)
Provision for income taxes	$2,210	2,494	2,245

NOTE 10 -     INCOME TAXES (continued)

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2011	2010	2009

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(7.7)%	(8.6)%	(9.2)%
Tax exempt income on bank owned life insurance	(1.9)%	(4.1)%	(2.2)%
Other – net	(1.2)%	0.1%	-%
Effective tax rate	23.2%	21.4%	22.6%

Deferred tax assets and liabilities at December 31 consist of the following (000's):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$997	898
Writedown of other real estate owned	89	114
Amortization of intangibles	-	12
Pension and deferred compensation	1,232	910
	2,318	1,934

Deferred tax liabilities:
Depreciation of premises and equipment	(796)	(770)
Unrealized gains on securities available-for-sale	(2,668)	(1,002)
Amortization of intangibles	(89)	-
Deferred loan fees	(9)	(21)
FHLB stock dividends	(267)	(267)
	(3,829)	(2,060)
Net deferred tax liability	$(1,511)	(126)

As of December 31, 2011 and 2010 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the two year period ended December 31, 2011.

The Company is no longer subject to examination by federal tax authorities for years before 2008.

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

NOTE 11 -    COMMITMENTS AND CONTINGENT LIABILITIES (continued)

The Company offers the Bounce Protection product, a customer deposit overdraft program, which is offered as a service and does not constitute a contract between the customer and LCNB.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (000’s):

	2011	2010
Commitments to extend credit:
Commercial loans	$3,227	1,856
Other loans:
Fixed rate	1,391	1,200
Adjustable rate	2,099	480
Unused lines of credit:
Fixed rate	3,883	1,773
Adjustable rate	55,274	67,038
Unused overdraft protection amounts on demand and NOW accounts	9,810	10,031
Standby letters of credit	5,575	6,528
	$81,259	88,906

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract or agreement.  Unused lines of credit include amounts not drawn on line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At December 31, 2011 and 2010, outstanding guarantees of approximately $546,000 and $998,000, respectively, were issued to various types of businesses.  These guarantees generally are fully secured and have varying maturities.  In addition, the Company has a participation in four letters of credit securing payment of principal and interest on a bond issue.  The participation amounts at December 31, 2011 and 2010 totaled approximately $5.0 million and $5.5 million, respectively.  The letters of credit have a final maturity date of July 15, 2014, as extended.

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

NOTE 12 -    REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2011 and 2010, the Bank maintained average reserve balances of $9,348,000 and $10,345,000, respectively.  The reserve balances at December 31, 2011 and 2010 were $4,371,000 and $1,471,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2011, the restrictions generally limit dividends to the aggregate of net income for the year 2011 plus the net earnings retained for 2010 and 2009.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2011, approximately $9,199,000 of the Bank’s earnings retained were available for dividends in 2012 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows ($000's):

	2011		2010
	Consolidated		Consolidated
	Company	Bank	Company	Bank

Regulatory Capital:
Shareholders' equity	$77,960	$72,897	70,707	68,816
Goodwill and other intangible assets	(6,071)	(6,071)	(6,413)	(6,134)
Accumulated other comprehensive income	(5,028)	(4,974)	(1,845)	(1,802)
Tier 1 risk-based capital	66,861	61,852	62,449	60,880
Eligible allowance for loan losses	2,931	2,931	2,641	2,641
Total risk-based capital	$69,792	64,783	65,090	63,521

Capital Ratios:
Total risk-based (required 8.00%)	14.54%	13.55%	13.82%	13.52%
Tier 1 risk-based (required 4.00%)	13.93%	12.94%	13.26%	12.96%
Leverage (required 3.00%)	8.51%	7.90%	8.12%	7.93%

NOTE 12 -    REGULATORY MATTERS (continued)

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

The Company did not repurchase of the warrant issued to the Treasury Department as part of the CPP.  Instead, pursuant to the terms of the repurchase agreement, the warrant has been cancelled and the Company has issued a substitute warrant to the Treasury Department with the same terms as the original warrant, except that Section 13(H) of the original warrant, which dealt with the reduction of shares subject to the warrant in the event that the Company raised $13.4 million in a qualified stock offering prior to December 31, 2009, has been removed.  The Treasury Department sold the warrant to an investor during the fourth quarter 2011.

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

NOTE 13 -    EMPLOYEE BENEFITS  (Continued)

Effective February 1, 2009, the Company amended the plan to reduce benefits for those whose age plus vesting service equaled less than 65 at that date.  Also effective February 1, 2009, an enhanced 401(k) plan was made available to those hired on or after January 1, 2009 and to those who received benefit reductions from the amendments to the noncontributory defined benefit retirement plan.  Employees hired on or after January 1, 2009 will receive a 50% employer match on their contributions into the 401(k) plan, up to a maximum company contribution of 3% of each individual employee’s annual compensation.  Employees who received a benefit reduction under the retirement plan amendments will receive an automatic contribution of 5% or 7% of annual compensation, depending on the sum of an employee’s age and vesting service, into the 401(k) plan, regardless of the contributions made by the employees.  This contribution will be made annually and these employees will not receive any employer matches to their 401(k) contributions.

Certain information pertaining to the qualified noncontributory defined benefit retirement plan is as follows:

Legal name	Pentegra Defined Benefit Plan for Financial Institutions
Plan’s employer identification number	13-5645888
Plan number	333

The plan is at least 80% funded as of July 1, 2011 and 2010.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the years ended December 31 were as follows (in thousands):

	2011	2010	2009

Qualified noncontributory defined benefit retirement plan	$543	360	197

401(k) plan	290	277	304

The Company expects to contribute $902,000 to the qualified noncontributory defined benefit retirement plan in 2012.  The Company expects to contribute $280,000 to the 401(k) plan in 2012.  The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2011 and 2010 was $2,248,000 and $1,953,000, respectively.

NOTE 13 -    EMPLOYEE BENEFITS  (Continued)

The Bank also has a supplemental income plan which provides a covered employee an amount based on a percentage of average compensation, payable annually for ten years upon retirement. The projected benefit obligation included in other liabilities for this supplemental income plan at December 31, 2011 and 2010 is $436,000 and $395,000, respectively. The discount rate used to determine the present value of the obligation was 5.25% in 2011 and 2010. The service cost associated with this plan was $20,000 for 2011, $18,000 for 2010, and $7,000 for 2009.  Interest costs were approximately $21,000, $19,000, and $18,000 for 2011, 2010, and 2009, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (000’s):

	2011	2010	2009
Service cost	$111	174	149
Interest cost	35	32	25
Amortization of unrecognized (gain) loss	(28)	(1)	-
Amortization of unrecognized prior service cost	32	48	44
Net periodic pension cost	$150	253	218

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (000's):

	2011	2010	2009
Projected benefit obligation at beginning of year	$636	544	434
Service cost	111	174	149
Interest cost	35	32	25
Actuarial (gain) or loss	305	(114)	(64)
Settlements	(74)	-	-
Curtailment	(44)	-	-
Projected benefit obligation at end of year	$969	636	544

Amounts recognized in other liabilities in the consolidated balance sheets for the nonqualified defined benefit retirement plan at December 31, 2011 and 2010 were $969,000 and $636,000, respectively.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2011 and 2010 was $609,000 and $355,000, respectively.

NOTE 13 -    EMPLOYEE BENEFITS  (Continued)

Amounts recognized in accumulated other comprehensive income at December 31 for the nonqualified defined benefit retirement plan consists of (000’s):

	2011	2010	2009
Net actuarial (gain)/loss	$156	(177)	(64)
Past service cost	74	341	390
	$230	164	326

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2012 for the nonqualified defined benefit retirement plan are (000’s):

Net actuarial loss	$20
Past service cost	29
$49

The measurement date used to determine the current year’s benefit obligation for the nonqualified defined benefit retirement plan was December 31, 2011.

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2011	2010	2009
Benefit obligation:
Discount rate	4.40%	5.54%	5.92%
Salary increase rate	3.00%	3.00%	4.00%

Net periodic pension cost:
Discount rate	5.54%	5.92%	6.38%
Salary increase rate	3.00%	4.00%	4.00%
Amortization period in years	6.92/3.48	7.90	8.89

The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2012.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2011 are (000’s):

2012	-
2013	15
2014	16
2015	53
2016	58
2017-2021	556

NOTE 14 -    STOCK BASED COMPENSATION

The Company established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2011 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - $10.99	29,110	$9.00	6.3	13,891	$9.00	5.4
$11.00 - $12.99	59,799	11.89	7.1	18,918	12.08	4.1
$13.00 - $14.99	11,056	13.09	1.0	11,056	13.09	1.0
$17.00 - $18.99	24,158	18.16	3.2	22,844	18.17	3.1
	124,123	12.54	5.6	66,709	13.69	3.5

The following table summarizes stock option activity for the years indicated:

	Year ended December 31,
	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	99,040	$12.71	78,242	13.04	$49,132	15.43
Granted	25,083	11.85	20,798	11.50	29,110	9.00
Exercised	-	-	-	-	-	-
Outstanding, end of year	124,123	12.54	99,040	12.71	78,242	13.04
Exercisable, end of year	66,709	13.69	41,770	14.78	29,954	15.73

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at December 31, 2011 that were “in the money” (market price greater than exercise price) was $178,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $71,000.  The aggregate intrinsic value for options outstanding at December 31, 2010 that were in the money was $95,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $17,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

NOTE 14 -    STOCK BASED COMPENSATION (continued)

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The following table shows the estimated weighted-average fair value of options granted and the assumptions used in calculating that value for the years indicated:

	2011	2010	2009
Estimated weighted-average fair value of options granted	$2.09	2.27	1.89
Risk-free interest rate	2.84%	3.34%	3.49%
Average dividend yield	4.43%	4.31%	4.04%
Volatility factor of the expected market price of the Company's common stock	27.37%	28.32%	27.54%
Average life in years	6.5	7.0	9.0

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2011, 2010, and 2009 was $45,000, $40,000, and $32,000, respectively. Total compensation cost related to option awards to be recognized ratably through the first quarter of 2016 is approximately $88,000.

A total of 2,511 restricted shares were granted to an executive officer in February 2010 and vested in November 2010.  Until they vested, they were restricted from sale, transfer, or assignment in accordance with the terms of the agreement under which they were issued.  At the date of vesting, the shares were issued from treasury stock and, therefore, did not affect the number of securities remaining available for future issuance in the table above.  No restricted shares were granted prior to February 2010 or during 2011.

NOTE 15 -    EARNINGS PER SHARE

Earnings per share for the years ended December 31 were calculated as follows ($000’s except share and per share data):

	2011	2010	2009

Net income from continuing operations	$7,322	9,133	7,687
Income from discontinued operations, net of taxes	793	240	79
Net income	8,115	9,373	7,766
Preferred stock dividends and discount accretion	-	-	1,108
Net income available to common shareholders	$8,115	9,373	6,658

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,692,385	6,687,500	6,687,232

Add dilutive effect of:
Stock options	4,792	3,288	1,368
Stock warrant	54,422	45,834	12,709

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,751,599	6,736,622	6,701,309

Basic earnings per common share:
Continuing operations	$1.09	1.37	0.99
Discontinued operations	0.12	0.03	0.01
Diluted earnings per common share:
Continuing operations	1.08	1.36	0.98
Discontinued operations	0.12	0.03	0.01

NOTE 16 -    RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  At December 31, 2011 and 2010, executive officers, directors and related interests of such persons were indebted to the Bank directly or as guarantors in the aggregate amount of $712,000 and $911,000, respectively.  Such activity for these officers and directors was as follows (000's):

	2011	2010

Beginning balances	$911	1,580
Additions	152	363
Reductions	(351)	(1,032)
Ending Balance	$712	911

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2011 and 2010 amounted to $4,943,000 and $4,285,000, respectively.

NOTE 17 -    FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of LCNB’s financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

The Company utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury Notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, the Company has invested in two mutual funds that invest in debt securities or loans that qualify for credit under the Community Reinvestment Act.  The investment in one of the mutual funds is considered to have level 2 inputs because, among other factors, the fund invests primarily in U.S. Government and Agency Obligations, which are considered to be level 2 investments.  The investment in the other mutual fund is considered to have level 3 inputs because its shares are not traded in an active market, it does not publish a daily net asset value, and it is primarily a loan fund.  Additionally, LCNB Corp. owns trust preferred securities in various financial institutions and equity securities in non-financial companies.  Market quotations (level 1) are used to determine fair value for these investments.

NOTE 17 -    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of the Company’s available-for-sale securities by input levels as of December 31, 2011 and 2010 (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011
U.S. Treasury notes	$17,550	17,550	-	-
U.S. Agency notes	82,927	-	82,927	-
U.S. Agency mortgage- backed securities	52,287	-	52,287	-
Corporate securities	6,365	4,152	2,213	-
Municipal securities:
Non-taxable	69,703	-	69,703	-
Taxable	21,907	-	21,907	-
Mutual funds	2,125	-	1,125	1,000
Trust preferred securities	564	564	-	-
Equity securities	578	578	-	-
Totals	$254,006	22,844	230,162	1,000

December 31, 2010
U.S. Treasury notes	$19,585	19,585	-	-
U.S. Agency notes	82,862	-	82,862	-
U.S. Agency mortgage- backed securities	33,094	-	33,094	-
Corporate securities	2,025	2,025	-	-
Municipal securities:
Non-taxable	74,428	-	74,428	-
Taxable	21,968	-	21,968	-
Mutual funds	1,053	-	-	1,053
Trust preferred securities	604	604	-	-
Equity securities	263	263	-	-
Totals	$235,882	22,477	212,352	1,053

NOTE 17 -    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for 2011 and 2010 (000’s):

	Year Ended December 31,
	2011	2010
	Mutual Funds	Total	Mutual Funds	Equity Securities
Beginning balance	$1,053	561	538	23
Purchases	1,000	500	500	-
Dividends reinvested	40	21	21	-
Net change in unrealized gains (losses) included in other comprehensive income	32	(6)	(6)	-
Transfers out of level 3	(1,125)	-	-	-
Reclassified to discontinued operations	-	(23)	-	(23)
Ending balance	$1,000	1,053	1,053	-

The inputs for an investment in a mutual fund were transferred out of level 3 into level 2 during the fourth quarter 2011 based on an analysis of the fund’s investments and the net asset value published by the fund.

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

NOTE 17 -    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents the Company’s impaired loans, other real estate owned, and repossessed assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010 by the level in the fair value hierarchy within which those measurements fall (000’s):

		Fair Value Measurements at Reporting Date Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Impaired loans	$2,563	-	1,300	1,263
Other real estate owned	1,619	-	1,619	-
Repossessed assets	23	-	-	23
Totals	$4,205	-	2,919	1,286

December 31, 2010
Impaired loans	$3,626	-	815	2,811
Other real estate owned	2,088	-	2,088	-
Repossessed assets	26	-	-	26
Totals	$5,740	-	2,903	2,837

Carrying amounts and estimated fair values of financial instruments as of December 31, 2011 and 2010 were as follows (000’s):

	2011		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$19,535	19,535	10,999	10,999
Securities available-for-sale	254,006	254,006	235,882	235,882
Securities held-to-maturity	10,734	10,734	12,141	12,141
Federal Reserve Bank and Federal Home Loan Bank stock	3,031	3,031	3,030	3,030
Loans, net	458,331	470,846	452,350	465,053

FINANCIAL LIABILITIES:
Deposits	663,562	669,383	638,539	642,734
Short-term borrowings	21,596	21,596	21,691	21,691
Long-term debt	21,373	22,570	23,120	24,217

NOTE 17 -    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The fair value of off-balance-sheet financial instruments at December 31, 2011 and 2010 was not material.

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

NOTE 18 -    DISCONTINUED OPERATIONS

LCNB sold its insurance agency subsidiary on March 23, 2011 and therefore its financial results are reported in the income statements as income from discontinued operations, net of taxes.  Income from discontinued operations for the nine months ended September 30, 2011 include the gain recognized from the sale less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.  The following table summarizes income from discontinued operations for the years indicated (in thousands):

	2011	2010	2009

Revenue	$381	1,685	1,525
Non-interest expenses	301	1,322	1,405
Income from operations before income taxes	80	363	120
Gain from sale of insurance agency	1,503	-	-
Closing costs related to sale	(60)	-	-
Curtailment expense on nonqualified defined benefit retirement plan	(191)	-	-
Provision for income taxes	(539)	(123)	(41)
Net income	$793	240	79

NOTE 19 -    PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for the LCNB Corp., parent company only, follows (000’s):

Condensed Balance Sheets:
December 31,
	2011	2010
Assets:
Cash on deposit with subsidiary	$1,292	188
Investment securities available-for-sale, at fair value	4,211	867
Investment in subsidiaries	72,897	69,673
Other assets	29	-
Total assets	$78,429	70,728

Liabilities	$470	21

Shareholders' equity	77,959	70,707
Total liabilities and shareholders' equity	$78,429	70,728

Condensed Statements of Income
Year ended December 31,	2011	2010	2009

Income:
Dividends from subsidiaries	$6,893	4,100	4,400
Interest and dividends	63	38	308
Gain from sale of Dakin Insurance Agency	1,503	-	-
Net gain/(loss) on sales of securities	10	-	(7)
Total income	8,469	4,138	4,701

Total expenses	181	44	40

Income before income tax benefit and equity in undistributed income of subsidiaries	8,288	4,094	4,661
Income tax (expense) benefit	(444)	2	(9)
Equity in undistributed income of subsidiaries	271	5,277	3,114
Net income	$8,115	9,373	7,766

NOTE 19 -    PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2011	2010	2009

Cash flows from operating activities:
Net income	$8,115	9,373	7,766
Adjustments for non-cash items -
(Increase) decrease in undistributed income of subsidiaries	(272)	(5,277)	(3,114)
Realized gain from sale of insurance agency	(1,503)	-	-
Other, net	184	(11)	97
Net cash flows from operating activities	6,524	4,085	4,749

Cash flows from investing activities:
Purchases of securities available-for-sale	(3,389)	(500)	(13,432)
Proceeds from maturities of securities available-for-sale	59	-	600
Proceeds from sales of available-for-sale securities	-	-	12,457
Proceeds from sale of insurance agency	2,000	-	-
Net cash flows from investing activities	(1,330)	(500)	(375)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	-	13,400
Redemption of preferred stock	-	-	(13,400)
Proceeds from issuance of common stock	193	-	-
Cash dividends paid on common stock	(4,283)	(4,280)	(4,280)
Cash dividends paid on preferred stock	-	-	(525)
Other	-	30	-
Net cash flows from financing activities	(4,090)	(4,250)	(4,805)
Net change in cash	1,104	(665)	(431)
Cash at beginning of year	188	853	1,284
Cash at end of year	$1,292	188	853

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2011 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter, 2011, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 24, 2012, which proxy statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2011, (the “Proxy Statement”) are incorporated by reference into Part III.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the Proxy Statement relating to “Market Price of Stock and Dividend Data” and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2011 and 2010.
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010, and 2009.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2011, 2010, and 2009.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009.
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

Item 15.  Exhibits, Financial Statement Schedules (continued)

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

13.	Portions of LCNB Corp. 2011 Annual Report
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
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Stephen P. Wilson
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors
February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stephen P. Wilson	/s/ Spencer S. Cropper
Stephen P. Wilson Chief Executive Officer & Chairman of the Board of Directors (Principal Executive Officer) February 27, 2012	Spencer S. Cropper Director February 27, 2012

/s/ Robert C. Haines II	/s/ William H. Kaufman
Robert C. Haines II Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer) February 27, 2012	William H. Kaufman Director February 27, 2012

/s/ Steve P. Foster	/s/ Anne E. Krehbiel
Steve P. Foster President, Director February 27, 2012	Anne E. Krehbiel Director February 27, 2012

/s/ George L. Leasure
Rick L. Blossom Director February 27, 2012	George L. Leasure Director February 27, 2012

/s/ Kathleen Porter Stolle
Kathleen Porter Stolle Director February 27, 2012