Form 10-Q
period 2012-03-31
LCNB CORP
filed 2012-05-07
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to __________________

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
☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of May 7, 2012 was 6,711,928 shares.

LCNB CORP. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS:
Cash and due from banks	$17,429	12,449
Interest-bearing demand deposits	7,849	7,086
Total cash and cash equivalents	25,278	19,535

Investment securities:
Available-for-sale, at fair value	252,338	254,006
Held-to-maturity, at cost	10,451	10,734
Federal Reserve Bank stock, at cost	949	940
Federal Home Loan Bank stock, at cost	2,091	2,091
Loans, net	454,091	458,331
Premises and equipment, net	17,094	17,346
Goodwill	5,915	5,915
Bank owned life insurance	14,985	14,837
Other assets	8,713	7,835
TOTAL ASSETS	$791,905	791,570

LIABILITIES:
Deposits:
Noninterest-bearing	$112,872	106,793
Interest-bearing	562,694	556,769
Total deposits	675,566	663,562
Short-term borrowings	10,590	21,596
Long-term debt	20,731	21,373
Accrued interest and other liabilities	6,505	7,079
TOTAL LIABILITIES	713,392	713,610

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares - no par value, authorized 12,000,000 shares, issued 7,467,462 and 7,460,494 shares at March 31, 2012 and December 31, 2011, respectively	26,851	26,753
Retained earnings	59,081	57,877
Treasury shares at cost, 755,771 shares at March 31, 2012 and December 31, 2011	(11,698)	(11,698)
Accumulated other comprehensive income, net of taxes	4,279	5,028
TOTAL SHAREHOLDERS' EQUITY	78,513	77,960

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$791,905	791,570

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
INTEREST INCOME:
Interest and fees on loans	$6,208	6,518
Interest on investment securities:
Taxable	887	876
Non-taxable	606	707
Other investments	30	29
TOTAL INTEREST INCOME	7,731	8,130

INTEREST EXPENSE:
Interest on deposits	1,165	1,584
Interest on short-term borrowings	3	10
Interest on long-term debt	154	178
TOTAL INTEREST EXPENSE	1,322	1,772
NET INTEREST INCOME	6,409	6,358
PROVISION FOR LOAN LOSSES	215	664

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,194	5,694

NON-INTEREST INCOME:
Trust income	766	483
Service charges and fees on deposit accounts	878	901
Net gain on sales of securities	380	295
Bank owned life insurance income	148	146
Gains from sales of mortgage loans	107	33
Other operating income	57	57
TOTAL NON-INTEREST INCOME	2,336	1,915

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,982	3,052
Equipment expenses	262	217
Occupancy expense, net	407	455
State franchise tax	206	196
Marketing	111	115
FDIC premiums	111	280
Other non-interest expense	1,369	1,470
TOTAL NON-INTEREST EXPENSE	5,448	5,785

INCOME BEFORE INCOME TAXES	3,082	1,824
PROVISION FOR INCOME TAXES	805	346
NET INCOME FROM CONTINUING OPERATIONS	2,277	1,478
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	824
NET INCOME	$2,277	2,302

Dividends declared per common share	$0.16	0.16

Basic and diluted earnings per common share:
Continuing operations	$0.34	0.22
Discontinued operations	-	0.12

Weighted average common shares outstanding:
Basic	6,706,295	6,689,743
Diluted	6,773,451	6,741,767

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net Income	$2,277	2,302

Other comprehensive income:

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $259 and $230 for the three months ended March 31, 2012 and 2011, respectively)	(505)	(447)

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $129 and $100 for the three months ended March 31, 2012 and 2011, respectively)	(251)	(194)

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of taxes of $5 and $2 for the three months ended March31, 2012 and 2011, respectively)	7	5

Nonqualified pension plan curtailment (net of taxes of $80)	-	155

Total comprehensive income	$1,528	1,821

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Earnings	Shares	Income (Loss)	Equity

Balance December 31, 2010	6,689,743	$26,515	54,045	(11,698)	1,845	70,707
Net income			2,302			2,302
Net unrealized gain (loss) on available-for-sale securities, net of taxes					(447)	(447)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(194)	(194)
Change in nonqualified pension plan unrecognized net gain, net of taxes					8	8
Reclassification adjustment for recognition of nonqualified pension plan net gain, net of taxes					(3)	(3)
Nonqualified pension plan curtailment entry, net of taxes					155	155
Compensation expense relating to stock options		10				10
Common stock dividends, $0.16 per share			(1,070)			(1,070)
Balance March 31, 2011	6,689,743	26,525	55,277	(11,698)	1,364	71,468

Balance December 31, 2011	6,704,723	$26,753	57,877	(11,698)	5,028	77,960
Net income			2,277			2,277
Net unrealized gain (loss) on available-for-sale securities, net of tax					(505)	(505)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(251)	(251)
Change in nonqualified pension plan unrecognized net gain, net of taxes					4	4
Reclassification adjustment for recognition of nonqualified pension plan net gain, net of taxes					3	3
Dividend Reinvestment and Stock Purchase Plan	6,968	89				89
Compensation expense relating to stock options		9				9
Common stock dividends, $0.16 per share			(1,073)			(1,073)
Balance March 31, 2012	6,711,691	26,851	59,081	(11,698)	4,279	78,513

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,277	2,302
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	775	685
Provision for loan losses	215	664
Curtailment charge for nonqualified defined benefit retirement plan	-	191
Increase in cash surrender value of bank owned life insurance	(148)	(146)
Realized gain from sales of securities available-for-sale	(380)	(295)
Realized gain from sale of insurance agency	-	(1,503)
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	81	(16)
Origination of mortgage loans for sale	(5,866)	(1,722)
Realized gains from sales of mortgage loans	(107)	(33)
Proceeds from sales of mortgage loans	5,914	1,737
Compensation expense related to stock options	9	10
(Increase) decrease due to changes in assets and liabilities:
Accrued income receivable	(578)	(604)
Other assets	144	(6)
Other liabilities	(178)	(261)
TOTAL ADJUSTMENTS	(119)	(1,299)
NET CASH FLOWS FROM OPERATING ACTIVITIES	2,158	1,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	29,944	14,518
Proceeds from maturities and calls of investment securities:
Available-for-sale	5,514	8,520
Held-to-maturity	413	1,259
Purchases of investment securities:
Available-for-sale	(34,944)	(9)
Held-to-maturity	(131)	(615)
Purchase of Federal Reserve Bank stock	(8)	-
Net (increase) decrease in loans	3,458	(9,102)
Proceeds from sale of other real estate owned and repossessed assets	14	35
Purchases of premises and equipment	(47)	(718)
Proceeds from sale of insurance agency, net of cash disposed	-	1,523
NET CASH FLOWS FROM INVESTING ACTIVITIES	4,213	15,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	12,004	16,552
Net decrease in short-term borrowings	(11,006)	(10,289)
Proceeds from long-term debt	-	5,000
Principal payments on long-term debt	(642)	(5,718)
Proceeds from issuance of common stock	15	-
Cash dividends paid on common stock	(999)	(1,070)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(628)	4,475

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,743	20,889

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,535	10,999

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,278	31,888

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$1,361	1,831
Income taxes	-	620

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	543	225

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

Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2011 Annual Report on Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities
The amortized cost and fair value of available-for-sale investment securities at March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$20,909	-	277	20,632
U.S. Agency notes	75,613	1,329	144	76,798
U.S. Agency mortgage-backed securities	52,346	1,409	80	53,675
Corporate securities	6,307	58	-	6,365
Municipal securities:
Non-taxable	65,802	3,355	54	69,103
Taxable	21,023	988	4	22,007
Mutual funds	2,111	20	-	2,131
Trust preferred securities	548	36	7	577
Equity securities	977	88	15	1,050
	$245,636	7,283	581	252,338

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$17,385	165	-	17,550
U.S. Agency notes	81,415	1,517	5	82,927
U.S. Agency mortgage-backed securities	50,923	1,475	111	52,287
Corporate securities	6,334	47	16	6,365
Municipal securities:
Non-taxable	65,896	3,827	20	69,703
Taxable	21,027	894	14	21,907
Mutual fund	2,103	22	-	2,125
Trust preferred securities	549	37	22	564
Equity securities	526	57	5	578
	$246,158	8,041	193	254,006

The fair value of held-to-maturity investment securities, consisting of taxable and non-taxable municipal securities, approximates amortized cost at March 31, 2012 and December 31, 2011.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 -  Investment Securities (continued)
Substantially all securities in unrealized loss positions at March 31, 2012 have been in a loss position less than twelve months.  Management has determined that the unrealized losses at March 31, 2012 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Note 3 - Loans
Major classifications of loans at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31,	December 31,
	2012	2011

Commercial and industrial	$30,675	30,990
Commercial, secured by real estate	218,638	219,188
Residential real estate	186,765	186,904
Consumer	13,273	14,562
Agricultural	2,357	2,835
Other loans, including deposit overdrafts	5,074	6,554
	456,782	461,033
Deferred net origination costs	199	229
	456,981	461,262
Less allowance for loan losses	2,890	2,931
Loans, net	$454,091	458,331

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Non-accrual, past-due, and accruing restructured loans as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31,	December 31,
	2012	2011

Non-accrual loans:
Commercial and industrial	$322	495
Commercial, secured by real estate	1,152	1,950
Residential real estate	1,665	1,223
Total non-accrual loans	3,139	3,668
Past-due 90 days or more and still accruing	35	39
Total non-accrual and past-due 90 days or more and still accruing	3,174	3,707
Accruing restructured loans	14,572	14,739
Total	$17,746	18,446

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.69%	0.80%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	3.88%	4.00%

Loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at March 31, 2012 and December 31, 2011 were $68,250,000 and $67,410,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three months ended March 31, 2012 and 2011 totaled $5,866,000 and $1,722,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
The allowance for loan losses and recorded investment in loans for the three months ended March 31 are as follows (000’s):

	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2012
Allowance for loan losses:
Balance, beginning of year	$162	1,941	656	166	-	6	2,931
Provision charged to expenses	7	61	155	(6)	-	(2)	215
Losses charged off	-	(205)	(117)	(46)	-	(20)	(388)
Recoveries	-	70	7	38	-	17	132
Balance, end of period	$169	1,867	701	152	-	1	2,890

Ending balance:
Individually evaluated for impairment	$-	263	150	-	-	-	413
Collectively evaluated for impairment	169	1,604	551	152	-	1	2,477

Loans:
Ending balance:
Individually evaluated for impairment	$2,922	13,900	629	9	-	-	17,460
Collectively evaluated for impairment	27,735	204,602	186,378	13,375	2,357	5,074	439,521
Totals	$30,657	218,502	187,007	13,384	2,357	5,074	456,981

2011
Allowance for loan losses:
Balance, beginning of year	$305	1,625	459	246	-	6	2,641
Provision charged to expenses	284	200	141	34	-	5	664
Losses charged off	(251)	-	(100)	(91)	-	(30)	(472)
Recoveries	-	30	1	42	-	25	98
Balance, end of period	$338	1,855	501	231	-	6	2,931

Ending balance:
Individually evaluated for impairment	$100	336	-	-	-	-	436
Collectively evaluated for impairment	238	1,519	501	231	-	6	2,495

Loans:
Ending balance:
Individually evaluated for impairment	$833	12,022	533	-	-	-	13,388
Collectively evaluated for impairment	34,533	197,837	187,613	18,420	2,260	9,402	450,065
Totals	35,366	209,859	188,146	18,420	2,260	9,402	463,453

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
An analysis of the Company’s loan portfolio by credit quality indicators at March 31, 2012 and December 31, 2011 is as follows (000’s):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2012
Commercial & industrial	$25,777	1,676	3,204	-	30,657
Commercial, secured by real estate	207,101	2,115	9,248	38	218,502
Residential real estate	181,376	1,767	3,838	26	187,007
Consumer	13,336	-	48	-	13,384
Agricultural	952	-	1,405	-	2,357
Other	5,074	-	-	-	5,074
Total	$433,616	5,558	17,743	64	456,981

December 31, 2011
Commercial & industrial	$26,099	1,700	2,804	370	30,973
Commercial, secured by real estate	206,728	2,133	9,633	568	219,062
Residential real estate	182,409	1,681	2,682	376	187,148
Consumer	14,601	-	50	39	14,690
Agricultural	1,430	-	1,405	-	2,835
Other	6,554	-	-	-	6,554
Total	$437,821	5,514	16,574	1,353	461,262

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
A loan portfolio aging analysis at March 31, 2012 and December 31, 2011 is as follows (000’s):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing

March 31, 2012
Commercial & industrial	$1	-	322	323	30,334	30,657	-
Commercial, secured by real estate	-	301	933	1,234	217,268	218,502	-
Residential real estate	813	1,029	1,489	3,331	183,676	187,007	35
Consumer	68	23	-	91	13,293	13,384	-
Agricultural	-	-	-	-	2,357	2,357	-
Other	35	-	-	35	5,039	5,074	-
Total	$917	1,353	2,744	5,014	451,967	456,981	35

December 31, 2011
Commercial & industrial	$2	-	495	497	30,476	30,973	-
Commercial, secured by real estate	-	83	1,769	1,852	217,210	219,062	-
Residential real estate	1,132	22	1,202	2,356	184,792	187,148	-
Consumer	82	37	39	158	14,532	14,690	39
Agricultural	-	-	-	-	2,835	2,835	-
Other	59	-	-	59	6,495	6,554	-
Total	$1,275	142	3,505	4,922	456,340	461,262	39

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Impaired loans at March 31, 2012 and December 31, 2011 are as follows (000’s):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no related allowance recorded:
Commercial & industrial	$2,922	3,252	-	2,958	33
Commercial real estate	12,085	12,597	-	12,268	111
Residential real estate	332	332	-	332	-
Consumer	8	8	-	8	-
Total	$15,347	16,189	-	15,566	144

With an allowance recorded:
Commercial & industrial	-	-	-	-	-
Commercial real estate	$1,815	1,835	263	2,311	21
Residential real estate	297	297	150	272	-
Consumer	1	1	-	1	-
Total	$2,113	2,133	413	2,584	21

Total:
Commercial & industrial	$2,922	3,252	-	2,958	33
Commercial real estate	13,900	14,432	263	14,579	132
Residential real estate	629	629	150	604	-
Consumer	9	9	-	9	-
Total	$17,460	18,322	413	18,150	165

December 31, 2011
With no related allowance recorded:
Commercial & industrial	$2,881	3,211	-	3,015	139
Commercial real estate	12,373	12,587	-	12,686	529
Residential real estate	332	332	-	332	-
Consumer	8	8	-	5	1
Total	$15,594	16,138	-	16,038	669

With an allowance recorded:
Commercial & industrial	$177	177	-	330	14
Commercial real estate	2,120	3,136	257	2,514	67
Residential real estate	264	264	142	257	-
Consumer	2	2	-	1	-
Total	$2,563	3,579	399	3,102	81

Total:
Commercial & industrial	$3,058	3,388	-	3,345	153
Commercial real estate	14,493	15,723	257	15,200	596
Residential real estate	596	596	142	589	-
Consumer	10	10	-	6	1
Total	$18,157	19,717	399	19,140	750

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Loan modifications that were classified as troubled debt restructurings during the three months ended March 31, 2012 and 2011 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification

Commercial and industrial	-	$-	1	$204
Commercial, secured by real estate	-	-	2	625
Residential real estate	1	30	-	-
Consumer	-	-	1	2
	1	$30	4	$831

Each restructured loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s ability to pay the debt as modified.  Modifications may include interest only payments for a period of time, temporary or permanent reduction of the loan’s interest rate, capitalization of delinquent interest, or extensions of the maturity date.

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three months ended March 31, 2012 and 2011.

Note 4 – Other Real Estate Owned
Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned are as follows (000’s):

	Three Months Ended
	March 31,
	2012	2011
Balance, beginning of year	$1,619	2,088
Additions	543	-
Reductions due to valuation write-downs	(76)	-
Balance, end of period	$2,086	2,088

Other real estate owned at March 31, 2012 consisted of two commercial properties and one single-family residential home.  Other real estate owned at March 31, 2011 consisted of two commercial properties and one single-family residential home.  Additions for the 2012 period consisted of one commercial property.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Borrowings
Funds borrowed from the Federal Home Loan Bank of Cincinnati at March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Current
	Interest	March 31,	December 31,
	Rate	2012	2011

Fixed Rate Advances, due at maturity:
Advance due August 2012	1.99%	$6,000	6,000
Advance due January 2015	2.00%	5,000	5,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	2,074	2,326
Advance due March 2019	2.82%	2,657	3,047
		$20,731	21,373

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $146 million and $147 million at March 31, 2012 and December 31, 2011, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
FHLB short-term advance	$-	-%	12,000	0.04%
Repurchase agreements	10,590	0.10%	9,596	0.10%
	$10,590	0.10%	21,596	0.07%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Income Taxes
A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	For the three months ended March 31,
	2012	2011

Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(6.4)%	(12.5)%
Tax exempt income on bank owned life insurance	(1.6)%	(2.7)%
Other, net	0.1%	0.2%
Effective tax rate	26.1%	19.0%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 - Commitments and Contingent Liabilities (continued)
LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31,	December 31,
	2012	2011

Commitments to extend credit:
Commercial loans	$3,953	3,227
Other loans:
Fixed rate	2,736	1,391
Adjustable rate	721	2,099
Unused lines of credit:
Fixed rate	4,052	3,883
Adjustable rate	53,069	55,274
Unused overdraft protection amounts on demand and NOW accounts	9,796	9,810
Standby letters of credit	5,575	5,575
	$79,902	81,259

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At March 31, 2012 and December 31, 2011, outstanding guarantees of approximately $546,000 were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in four letters of credit securing payment of principal and interest on a bond issue.  The participation amounts at March 31, 2012 and December 31, 2011 totaled approximately $5.0 million.  The letters of credit have a final maturity date of July 15, 2014, as extended.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 - Commitments and Contingent Liabilities (continued)
LCNB and its subsidiary are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Regulatory Capital (continued)
A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	At	At
	March 31,	December 31,
	2012	2011

Regulatory Capital:
Shareholders' equity	$78,513	77,960
Goodwill and other intangibles	(6,057)	(6,071)
Accumulated other comprehensive income	(4,279)	(5,028)
Tier 1 risk-based capital	68,177	66,861

Eligible allowance for loan losses	2,890	2,931
Total risk-based capital	$71,067	69,792

Capital ratios:
Total risk-based (8% required)	14.93%	14.54%
Tier 1 risk-based (4% required)	14.33%	13.93%
Leverage (3% required)	8.72%	8.51%

Note 9 – Employee Benefits
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 – Employee Benefits (continued)
Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three-month periods ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Qualified noncontributory defined benefit retirement plan	$142	124

401(k) plan	36	75

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$22	44
Interest cost	11	9
Amortization of unrecognized net (gain)/loss	5	(4)
Amortization of unrecognized prior service cost	7	11
Net periodic pension cost	$45	60

Amounts recognized in accumulated other comprehensive income, net of deferred federal income taxes, at March 31, 2012 and December 31, 2011 for the nonqualified defined benefit retirement plan consists of (in thousands):

	March 31,	December 31,
	2012	2011
Net actuarial loss	$151	156
Past service cost	66	74
	$217	230

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 - Stock Based Compensation
LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at March 31, 2012 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - $10.99	29,110	$9.00	6.0	18,964	$9.00	5.6
$11.00 - $12.99	74,290	12.03	7.4	29,159	12.01	5.3
$13.00 - $14.99	11,056	13.09	0.8	11,056	13.09	0.8
$17.00 - $18.99	24,158	18.16	2.9	24,158	18.16	2.9
	138,614	12.55	5.8	83,337	13.25	4.1

The following table summarizes stock option activity for the periods indicated:

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	124,123	$12.54	99,040	$12.71
Granted	14,491	12.60	25,083	11.85
Exercised	-	-	-	-
Outstanding, March 31	138,614	12.55	124,123	12.54
Exercisable, March 31	83,337	13.25	57,746	14.06

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at March 31, 2012 that were “in the money” (market price greater than exercise price) was $216,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $119,000.  The aggregate intrinsic value for options outstanding at March 31, 2011 that were in the money was $83,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $32,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 - Stock Based Compensation (continued)
The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The following table shows the estimated weighted-average fair value of options granted and the assumptions used in calculating that value for the years indicated:

	2012	2011
Estimated weighted-average fair value of options granted	$2.80	$2.09
Risk-free interest rate	0.84%	2.84%
Average dividend	$0.64	$0.64
Volatility factor of the expected market price of the Company's common stock	39.56%	27.37%
Average life in years	6.5	6.5

Total expense related to options included in salaries and wages in the consolidated statements of income for the three months ended March 31, 2012 and 2011 was $9,000 and $10,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 - Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three months ended March 31, 2012 and 2011 (dollars in thousands, except share and per share data):

	For the Three Months
	Ended March 31,
	2012	2011

Net income from continuing operations	$2,277	1,478
Income from discontinued operations, net of taxes	-	824
Net income	$2,277	2,302

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,706,295	6,689,743

Add dilutive effect of:
Stock options	7,103	3,880
Stock warrants	60,053	48,144
	67,156	52,024

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,773,451	6,741,767

Basic earnings per common share:
Continuing operations	$0.34	0.22
Discontinued operations	-	0.12

Diluted earnings per common share
Continuing operations	0.34	0.22
Discontinued operations	-	0.12

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value of Financial Instruments
LCNB measures certain assets at fair value using various valuation techniques and assumptions, depending on the nature of the asset.  Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

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

The majority of LCNB’s investment securities are classified as available-for-sale. The securities are reported at fair value on a recurring basis with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury Notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, the Company has invested in two mutual funds that invest in debt securities or loans that qualify for credit under the Community Reinvestment Act.  The investment in one of the mutual funds is considered to have level 2 inputs because, among other factors, the fund invests primarily in U.S. Government and Agency Obligations, which are considered to be level 2 investments.  The investment in the other mutual fund is considered to have level 3 inputs because its shares are not traded in an active market, it does not publish a daily net asset value, and it is primarily a loan fund.  Additionally, LCNB owns trust preferred securities in various financial institutions and equity securities in non-financial companies.  Market quotations (level 1) are used to determine fair value for these investments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value of Financial Instruments (continued)
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value of Financial Instruments (continued)
The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
March 31, 2012
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$20,632	20,632	-	-
U.S. Agency notes	76,798	-	76,798	-
U.S. Agency mortgage-backed securities	53,675	-	53,675	-
Corporate securities	6,365	6,365	-	-
Municipal securities:
Non-taxable	69,103	-	69,103	-
Taxable	22,007	-	22,007	-
Mutual funds	2,131	-	1,131	1,000
Trust preferred securities	577	577	-	-
Equity securities	1,050	1,050	-	-
Total recurring fair value measurements	$252,338	28,624	222,714	1,000

Nonrecurring fair value measurements:
Impaired loans	$1,700	-	709	991	-
Other real estate owned (a)	2,086	-	1,543	543	(76)
Repossessed assets (b)	5	-	-	5	(5)
Total nonrecurring fair value measurements	$3,791	-	2,252	1,539	(81)

December 31, 2011
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$17,550	17,550	-	-
U.S. Agency notes	82,927	-	82,927	-
U.S. Agency mortgage-backed securities	52,287	-	52,287	-
Corporate securities	6,365	4,152	2,213	-
Municipal securities:
Non-taxable	69,703	-	69,703	-
Taxable	21,907	-	21,907	-
Mutual funds	2,125	-	1,125	1,000
Trust preferred securities	564	564	-	-
Equity securities	578	578	-	-
Total recurring fair value measurements	$254,006	22,844	230,162	1,000

Nonrecurring fair value measurements:
Impaired loans	$2,563	-	1,300	1,263
Other real estate owned	1,619	-	1,619	-
Repossessed assets	23	-	-	23
Total nonrecurring fair value measurements	$4,205	-	2,919	1,286

(a)
Two other real estate owned properties with a total carrying amount of $1,619,000 were written down to their combined fair value of $1,543,000, resulting in an impairment charge of $76,000, which was included in other non-interest expense for the period.

(b)	A repossessed asset with a carrying value of $8,000 was sold for $3,000, resulting in a loss of $5,000, which was included in other non-interest expense for the period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value of Financial Instruments (continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the three months ended March 31, 2011 (in thousands):

Other Debt Securities

Beginning balance	$1,053
Purchases
Dividends reinvested	9
Net change in unrealized gains (losses) included in other comprehensive income	(4)
Ending balance	$1,058

Carrying amounts and estimated fair values of financial instruments as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$25,278	25,278	19,535	19,535
Investment securities:
Available-for-sale	252,338	252,338	254,006	254,006
Held-to-maturity	10,451	10,451	10,734	10,734
Federal Reserve Bank stock	949	949	940	940
Federal Home Loan Bank stock	2,091	2,091	2,091	2,091
Loans, net	454,091	464,341	458,331	470,846

FINANCIAL LIABILITIES:
Deposits	675,566	680,898	663,562	669,383
Short-term borrowings	10,590	10,590	21,596	21,596
Long-term debt	20,731	21,842	21,373	22,570

The fair value of off-balance-sheet financial instruments at March 31, 2012 and December 31, 2011 was not material.

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
(Unaudited)
(Continued)

Note 12 - Fair Value of Financial Instruments (continued)
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

Loans
Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, incorporating assumptions of current and projected prepayment speeds.  These current rates approximate market rates.

Deposits
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities, which approximates market rates.

Borrowings
The carrying amounts of federal funds purchased, repurchase agreements, and U.S. Treasury demand note borrowings are deemed to approximate fair value of short-term borrowings.  For long-term debt, fair values are estimated based on the discounted value of expected net cash flows using current interest rates.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value of Financial Instruments (continued)
The following table summarizes the categorization by input level as of March 31, 2012 and December 31, 2011 of LCNB’s financial assets and liabilities not recorded at fair value but for which fair value is disclosed (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Assets:
Loans, net	$462,641	-	462,641	-
Investment securities, non-taxable, held-to-maturity	10,451	-	-	10,451
Federal Reserve Bank stock	949	949	-	-
Federal Home Loan Bank stock	2,091	2,091	-	-

Liabilities:
Deposits	680,898	-	680,898	-
Long-term debt	21,842	-	21,842	-

December 31, 2011
Assets:
Loans, net	$468,283	-	468,283	-
Investment securities, non-taxable, held-to-maturity	10,734	-	-	10,734
Federal Reserve Bank stock	940	940	-	-
Federal Home Loan Bank stock	2,091	2,091	-	-

Liabilities:
Deposits	669,383	-	669,383	-
Long-term debt	22,570	-	22,570	-

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 13 – Discontinued Operations
LCNB sold its insurance agency subsidiary on March 23, 2011 and therefore its financial results are reported in the consolidated statements of income as income from discontinued operations, net of taxes.  Income from discontinued operations for the three months ended March 31, 2011 include the gain recognized from the sale less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.  The following table summarizes income from discontinued operations for the three months ended March 31, 2011 (in thousands):

Dakin Insurance Agency financial results:
Revenue	$381
Non-interest expenses	303
Income from operations before income taxes	78
Gain from sale of insurance agency	1,503
Closing costs related to sale	(47)
Curtailment expense on nonqualified defined benefit retirement plan	(191)
Provision for income taxes	(519)
Total income from discontinued operations, net of taxes	824

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries (“LCNB”) as of March 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three-month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB as of December 31, 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
May 7, 2012

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

Results of Operations
Net income for the first quarter 2012 was $2,277,000 (total basic and diluted earnings per share of $0.34), which compares to net income from continuing operations of $1,478,000 (total basic and diluted earnings per share of $0.22) for the first quarter 2011.  Income increased due to increases in net interest income and non-interest income and decreases in the provision for loan losses and non-interest expense.  Net income in 2011 included income from discontinued operations, net of tax, of $824,000.  Income from discontinued operations for the 2011 period included gain recognized on the sale of LCNB’s insurance agency subsidiary, Dakin Insurance Agency, Inc., less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.

Net loan charge-offs for the first quarter 2012 and 2011 totaled $256,000 and $374,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $3,174,000 or 0.69% of total loans at March 31, 2012, compared to $3,707,000 or 0.80% of total loans at December 31, 2011.  The decrease was primarily due to the transfer of a commercial real estate loan classified as non-accrual at December 31, 2011 to other real estate owned during the first quarter 2012.  Consequently, other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets increased from $1,642,000 at December 31, 2011 to $2,091,000 at March 31, 2012.

Net interest income for the first quarter 2012 was $51,000 greater than results for the first quarter 2011 primarily due to an increase in average interest earning assets, partially offset by a decrease in the net interest margin.

Non-interest income for the first quarter 2012 was $421,000 greater than the comparable period in 2011 primarily due to increases in trust income and gains recognized on the sale of investment securities and mortgage loans.

Non-interest expense for the first quarter 2012 was $337,000 less than the comparable period in 2011 primarily due to decreases in FDIC insurance premiums and in other expenses.  The decrease in other expenses in 2012 reflects the absences of a loss on a standby letter of credit and certain environmental remediation costs recognized during the first quarter 2011.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2012 and 2011, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Three Months Ended March 31,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$461,079	6,208	5.42%	$457,385	6,518	5.78%
Interest-bearing demand deposits	15,202	6	0.16%	10,730	5	0.19%
Federal Reserve Bank stock	941	-	-%	939	-	-%
Federal Home Loan Bank stock	2,091	24	4.62%	2,091	24	4.65%
Investment securities:
Taxable	174,323	887	2.05%	150,346	876	2.36%
Non-taxable (2)	79,742	918	4.63%	82,810	1,071	5.25%
Total interest-earning assets	733,378	8,043	4.41%	704,301	8,494	4.89%
Non-earning assets	65,168			65,988
Allowance for loan losses	(2,816)			(2,613)
Total assets	$795,730			$767,676

Interest-bearing deposits	$570,980	1,165	0.82%	556,186	1,584	1.16%
Short-term borrowings	10,917	3	0.11%	12,836	10	0.32%
Long-term debt	21,044	154	2.94%	25,485	178	2.83%
Total interest-bearing liabilities	602,941	1,322	0.88%	594,507	1,772	1.21%
Demand deposits	106,985			96,866
Other liabilities	6,541			5,333
Capital	79,263			70,970
Total liabilities and capital	$795,730			$767,676

Net interest rate spread (3)			3.53%			3.68%

Net interest income and net interest margin on a tax-equivalent basis (4)		6,721	3.69%		6,722	3.87%

Ratio of interest-earning assets to interest-bearing liabilities	121.63%			118.47%

(1)	Includes nonaccrual loans if any.
(2)	Income from tax-exempt securities is included in interest income on a tax-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
(3)	The net interest rate spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)	The net interest margin is the tax-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in tax-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2012 as compared to the same period in 2011.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	March 31,
	2012 vs. 2011
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$52	(362)	(310)
Interest-bearing demand deposits	2	(1)	1
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	-	-
Investment securities:
Taxable	130	(119)	11
Nontaxable	(39)	(114)	(153)
Total interest income	145	(596)	(451)

Interest-bearing Liabilities:
Deposits	41	(460)	(419)
Short-term borrowings	(1)	(6)	(7)
Long-term debt	(32)	8	(24)
Total interest expense	8	(458)	(450)
Net interest income	$137	(138)	(1)

Net interest income on a tax-equivalent basis for the three months ended March 31, 2012 totaled $6,721,000, a decrease of $1,000 from the comparable period in 2011.  Total tax-equivalent interest income decreased $451,000, offset by a $450,000 decrease in total interest expense.

The decrease in total interest income was primarily due to a 48 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets, partially offset by a $29.1 million increase in average total earning assets.  The increase in average interest earning assets was primarily due to a $20.9 million increase in average investment securities, a $4.5 increase in average interest-bearing demand deposits, and a $3.7 million increase in average loans.  The decrease in the average rate earned reflects a general decrease in market rates.

The decrease in total interest expense was primarily due to a 33 basis point decrease in the average rate paid on interest-bearing liabilities, slightly offset by an $8.4 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to a $14.8 million increase in average interest-bearing deposits, partially offset by a combined $6.4 million decrease in average short-term borrowings and long-term debt.  The decrease in the average rate paid also reflects a general decrease in market rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance for Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended March 31, 2012 and 2011 was $215,000 and $664,000, respectively.  The decrease in the provision reflects a decrease in net charge-offs coupled with relatively stable regional market conditions.

Non-Interest Income
Total non-interest income for the first quarter 2012 was $421,000 greater than for the first quarter 2011 primarily due to a $283,000 increase in trust income, an $85,000 increase in gains from sales of securities, and a $74,000 increase in gains from sales of mortgage loans.  Trust income increased primarily due to estate fees recognized during the first quarter 2012.  The increase in gains from sales of securities and mortgage loans reflects a higher volume of sales.

Non-Interest Expense
Non-interest expense for the first quarter 2012 was $337,000 less than for the first quarter 2011 due primarily to a $169,000 decrease in FDIC insurance premiums and a $101,000 decrease in other non-interest expense.  FDIC insurance premiums decreased primarily due to the implementation of a new assessment base that uses total assets and tier one capital as opposed to deposits.  The decrease in other expenses reflects the absence during the 2012 period of a $75,000 loss recognized during the first quarter 2011 on a standby letter of credit and $52,000 in environmental remediation costs recognized during the first quarter 2011 for the lot on which the new Lebanon drive-up facility was constructed.

Income Taxes
LCNB’s effective tax rates for continuing operations for the three months ended March 31, 2012 and 2011 were 26.1% and 19.0%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt income from bank owned life insurance.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity
LCNB depends on dividends from its subsidiary for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders.  National banking law limits the amount of dividends the Bank may pay to the sum of retained net income, as defined, for the current year plus retained net income for the previous two years.  Prior approval from the Office of the Comptroller of the Currency, the Bank’s primary regulator, is necessary for the Bank to pay dividends in excess of this amount.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.  Management believes the Bank will be able to pay anticipated dividends to LCNB without needing to request approval.

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  At March 31, 2012, LCNB’s liquid assets amounted to $277.6 million or 35.1% of total assets, a slight increase from $273.5 million or 34.6% of total assets at December 31, 2011.

Liquidity is also provided by access to core funding sources, primarily core deposits in the bank’s market area.  Approximately 79.7% of total deposits at March 31, 2012 were core deposits, compared to 79.9% of deposits at December 31, 2011.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit equal to or greater than $100,000.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 200 and 300 basis points scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2012 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”), and a decrease in rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$27,104	1,278	4.95%
Up 200	26,632	806	3.12%
Up 100	26,176	350	1.36%
Base	25,826	-	-%
Down 100	25,559	(267)	(1.03)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2012 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The change in EVE for the up 300 basis points scenario is slightly outside LCNB ‘s policy range of a 25% change, but management has determined the change is acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$61,645	(23,008)	(27.18)%
Up 200	68,558	(16,095)	(19.01)%
Up 100	76,334	(8,319)	(9.83)%
Base	84,653	-	-%
Down 100	93,748	9,095	10.74%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of March 31, 2012, LCNB's disclosure controls and procedures were effective.

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

Item 4. Mine Safety Disclosures

Not Applicable

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

101
The following financial information from LCNB Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 7, 2012	/s/ Stephen P. Wilson
Stephen P. Wilson, CEO &
Chairman of the Board of Directors

May 7, 2012
/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer