Form 10-Q
period 2012-06-30
LCNB CORP
filed 2012-08-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________   to _____________________

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
☒ Yes         ☐No

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
☐ Yes          ☒No

The number of shares outstanding of the issuer's common stock, without par value, as of August 6, 2012 was 6,720,907 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2012	2011
ASSETS:	(Unaudited)
Cash and due from banks	$16,928	12,449
Interest-bearing demand deposits	9,968	7,086
Total cash and cash equivalents	26,896	19,535

Investment securities:
Available-for-sale, at fair value	285,141	254,006
Held-to-maturity, at cost	11,474	10,734
Federal Reserve Bank stock, at cost	949	940
Federal Home Loan Bank stock, at cost	2,091	2,091
Loans, net	458,629	458,331
Premises and equipment, net	16,953	17,346
Goodwill	5,915	5,915
Bank owned life insurance	15,125	14,837
Other assets	8,402	7,835
TOTAL ASSETS	$831,575	791,570

LIABILITIES:
Deposits:
Noninterest-bearing	$117,813	106,793
Interest-bearing	592,843	556,769
Total deposits	710,656	663,562
Short-term borrowings	13,142	21,596
Long-term debt	20,391	21,373
Accrued interest and other liabilities	6,921	7,079
TOTAL LIABILITIES	751,110	713,610

SHAREHOLDERS’ EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares – no par value, authorized 12,000,000 shares, issued 7,474,269 and 7,460,494 shares at June 30, 2012 and December 31, 2011, respectively	26,952	26,753
Retained earnings	59,989	57,877
Treasury shares at cost, 753,627 and 755,771 shares at June 30, 2012 and December 31, 2011, respectively	(11,665)	(11,698)
Accumulated other comprehensive income, net of taxes	5,189	5,028
TOTAL SHAREHOLDERS’ EQUITY	80,465	77,960

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$831,575	791,570

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$5,920	6,477	12,128	12,995
Interest on investment securities –
Taxable	982	914	1,869	1,790
Non-taxable	610	640	1,216	1,347
Other short-term investments	59	68	89	97
TOTAL INTEREST INCOME	7,571	8,099	15,302	16,229

INTEREST EXPENSE:
Interest on deposits	1,117	1,499	2,282	3,083
Interest on short-term borrowings	5	7	8	17
Interest on long-term debt	150	161	304	339
TOTAL INTEREST EXPENSE	1,272	1,667	2,594	3,439
NET INTEREST INCOME	6,299	6,432	12,708	12,790
PROVISION FOR LOAN LOSSES	91	224	306	888

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,208	6,208	12,402	11,902

NON-INTEREST INCOME:
Trust income	473	536	1,239	1,019
Service charges and fees on deposit accounts	909	952	1,787	1,853
Net gain on sales of securities	79	124	459	419
Bank owned life insurance income	139	148	287	294
Gains from sales of mortgage loans	102	24	209	57
Other operating income	53	51	110	108
TOTAL NON-INTEREST INCOME	1,755	1,835	4,091	3,750

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,963	2,955	5,945	6,007
Equipment expenses	264	240	526	457
Occupancy expense, net	390	407	797	862
State franchise tax	196	196	402	392
Marketing	169	110	280	225
FDIC insurance premiums	104	188	215	468
Other non-interest expense	1,244	1,211	2,613	2,681
TOTAL NON-INTEREST EXPENSE	5,330	5,307	10,778	11,092
INCOME BEFORE INCOME TAXES	2,633	2,736	5,715	4,560
PROVISION FOR INCOME TAXES	646	713	1,451	1,059
INCOME FROM CONTINUING OPERATIONS	1,987	2,023	4,264	3,501
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(31)	-	793
NET INCOME	$1,987	1,992	4,264	4,294

Dividends declared per common share	$0.16	0.16	0.32	0.32

Basic earnings per common share:
Continuing operations	$0.30	0.30	0.64	0.52
Discontinued operations	-	-	-	0.12

Diluted earnings per common share:
Continuing operations	$0.29	0.30	0.63	0.52
Discontinued operations	-	-	-	0.12

Weighted average common shares outstanding:
Basic	6,713,847	6,689,743	6,710,062	6,689,743
Diluted	6,789,776	6,746,791	6,781,614	6,744,375

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income	$1,987	1,992	4,264	4,294

Other comprehensive income:

Net unrealized gain on available-for-sale securities (net of taxes of $490 and $926 for the three months ended June 30, 2012 and 2011, respectively, and $231 and $696 for the six months ended June 30, 2012 and 2011, respectively)	954	1,798	449	1,351

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $26 and $42 for the three months ended June 30, 2012 and 2011, respectively, and $155 and $143 for the six months ended June 30, 2012 and 2011, respectively)	(53)	(82)	(304)	(276)

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of taxes of $3 and $1 for the three months ended June 30, 2012 and 2011, respectively, and $8 and $2 for the six months ended June 30, 2012 and 2011, respectively)	9	(1)	16	4

Nonqualified pension plan curtailment (net of taxes of $80)	-	-	-	155

TOTAL COMPREHENSIVE INCOME	$2,897	3,707	4,425	5,528

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)
	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2010	6,689,743	$26,515	54,045	(11,698)	1,845	70,707
Net income			4,294			4,294
Net unrealized gain (loss) on available-for-sale securities, net of taxes					1,351	1,351
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(276)	(276)
Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost, net of taxes					4	4
Nonqualified pension plan curtailment entry, net of taxes					155	155
Compensation expense relating to stock options		22				22
Common stock dividends, $0.32 per share			(2,141)			(2,141)
Balance June 30, 2011	6,689,743	$26,537	56,198	(11,698)	3,079	74,116

Balance December 31, 2011	6,704,723	$26,753	57,877	(11,698)	5,028	77,960
Net income			4,264			4,264
Net unrealized gain (loss) on available-for-sale securities, net of taxes					449	449
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(304)	(304)
Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost, net of taxes					16	16
Dividend Reinvestment and Stock Purchase Plan	13,775	179				179
Exercise of stock options	2,144		(5)	33		28
Compensation expense relating to stock options		20				20
Common stock dividends, $0.32 per share			(2,147)			(2,147)
Balance June 30, 2012	6,720,642	$26,952	59,989	(11,665)	5,189	80,465

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,264	4,294
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,558	1,351
Provision for loan losses	306	888
Curtailment charge for nonqualified defined benefit retirement plan	-	191
Increase in cash surrender value of bank owned life insurance	(287)	(294)
Realized (gain) loss from sales of securities available-for-sale	(459)	(419)
Realized (gain) loss from sales of premises and equipment	-	(5)
Realized gain from sale of insurance agency	-	(1,503)
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	80	(31)
Origination of mortgage loans for sale	(11,394)	(2,698)
Realized gains from sales of mortgage loans	(209)	(57)
Proceeds from sales of mortgage loans	11,486	2,726
Compensation expense related to stock options	20	22
Changes in:
Accrued income receivable	(122)	21
Other assets	22	57
Other liabilities	(218)	(335)
TOTAL ADJUSTMENTS	783	(86)
NET CASH FLOWS FROM OPERATING ACTIVITIES	5,047	4,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	31,484	18,982
Proceeds from maturities and calls of investment securities:
Available-for-sale	16,680	15,729
Held-to-maturity	1,442	2,628
Purchases of investment securities:
Available-for-sale	(79,400)	(48,203)
Held-to-maturity	(2,182)	(1,730)
Purchase of Federal Reserve Bank stock	(8)	(2)
Net (increase) decrease in loans	(1,212)	(3,281)
Proceeds from sale of other real estate owned and repossessed assets	20	148
Purchases of premises and equipment	(212)	(1,692)
Additions to other real owned	(16)	-
Proceeds from sales of premises and equipment	-	13
Proceeds from sale of insurance agency, net of cash disposed	-	1,523
NET CASH FLOWS FROM INVESTING ACTIVITIES	(33,404)	(15,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	47,094	40,212
Net increase (decrease) in short-term borrowings	(8,454)	(9,493)
Proceeds from long-term debt	-	5,000
Principal payments on long-term debt	(982)	(6,059)
Proceeds from issuance of common stock	30	-
Proceeds from exercise of stock options	28	-
Cash dividends paid on common stock	(1,998)	(2,141)
NET CASH FLOWS FROM FINANCING ACTIVITIES	35,718	27,519

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,361	15,842

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,535	10,999
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,896	26,841

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$2,655	3,514
Income taxes	1,125	1,714

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	564	229

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

Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2011 Annual Report on Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities
The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$20,848	321	-	21,169
U.S. Agency notes	99,700	1,577	35	101,242
U.S. Agency mortgage-backed securities	56,814	1,498	15	58,297
Corporate securities	6,280	53	1	6,332
Municipal securities:
Non-taxable	69,854	3,427	48	73,233
Taxable	19,983	1,195	-	21,178
Mutual funds	2,118	35	-	2,153
Trust preferred securities	498	26	9	515
Equity securities	977	78	33	1,022
	$277,072	8,210	141	285,141

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$17,385	165	-	17,550
U.S. Agency notes	81,415	1,517	5	82,927
U.S. Agency mortgage-backed securities	50,923	1,475	111	52,287
Corporate securities	6,334	47	16	6,365
Municipal securities:
Non-taxable	65,896	3,827	20	69,703
Taxable	21,027	894	14	21,907
Mutual fund	2,103	22	-	2,125
Trust preferred securities	549	37	22	564
Equity securities	526	57	5	578
	$246,158	8,041	193	254,006

The fair value of held-to-maturity investment securities, consisting of taxable and non-taxable municipal securities, approximates amortized cost at June 30, 2012 and December 31, 2011.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)
Information concerning available-for-sale investment securities with gross unrealized losses at June 30, 2012, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$-	-	-	-
U.S. Agency notes	16,819	35	-	-
U.S. Agency mortgage-backed securities	4,355	15	-	-
Corporate securities	2,192	1	-	-
Municipal securities:
Non-taxable	5,272	30	2,148	18
Taxable	-	-	-	-
Mutual fund	-	-	-	-
Trust preferred securities	99	1	141	8
Equity securities	415	28	59	5
	$29,152	110	2,348	31

Management has determined that the unrealized losses at June 30, 2012 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans
Major classifications of loans at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30,	December 31,
	2012	2011

Commercial and industrial	$25,350	30,990
Commercial, secured by real estate	230,285	219,188
Residential real estate	187,752	186,904
Consumer	12,498	14,562
Agricultural	1,641	2,835
Other loans, including deposit overdrafts	3,922	6,554
	461,448	461,033
Deferred net origination costs	133	229
	461,581	461,262
Less allowance for loan losses	2,952	2,931
Loans, net	$458,629	458,331

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Non-accrual, past-due, and accruing restructured loans as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Non-accrual loans:
Commercial and industrial	$243	495
Commercial, secured by real estate	1,007	1,950
Residential real estate	1,998	1,223
Total non-accrual loans	3,248	3,668
Past-due 90 days or more and still accruing	73	39
Total non-accrual and past-due 90 days or more and still accruing	3,321	3,707
Accruing restructured loans	13,447	14,739
Total	$16,768	18,446

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.72%	0.80%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	3.63%	4.00%

Loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at June 30, 2012 and December 31, 2011 are $68,938,000 and $67,410,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three and six months ended June 30, 2012 totaled $5,528,000 and $11,394,000, respectively, and $976,000 and $2,698,000 during the three and six months ended June 30, 2011, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
The allowance for loan losses and recorded investment in loans for the six months ended June 30 are as follows (in thousands)

	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2012
Allowance for loan losses:
Balance, beginning of year	$162	1,941	656	166	-	6	2,931
Provision charged to expenses	(10)	(77)	422	(39)	-	10	306
Losses charged off	-	(206)	(153)	(57)	-	(40)	(456)
Recoveries	-	71	7	68	-	25	171
Balance, end of period	$152	1,729	932	138	-	1	2,952

Ending balance:
Individually evaluated for impairment	$-	83	378	-	-	-	461
Collectively evaluated for impairment	152	1,646	554	138	-	1	2,491
Totals	$152	1,729	932	138	-	1	2,952

Loans:
Ending balance:
Individually evaluated for impairment	$242	10,232	5,614	8	-	-	16,096
Collectively evaluated for impairment	25,087	219,866	182,380	12,589	1,641	3,922	445,485
Totals	$25,329	230,098	187,994	12,597	1,641	3,922	461,581

2011
Allowance for loan losses:
Balance, beginning of year	$305	1,625	459	246	-	6	2,641
Provision charged to expenses	321	279	250	23	-	15	888
Losses charged off	(251)	-	(132)	(138)	-	(58)	(579)
Recoveries	-	30	4	82	-	43	159
Balance, end of period	$375	1,934	581	213	-	6	3,109

Ending balance:
Individually evaluated for impairment	$133	341	82	-	-	-	556
Collectively evaluated for impairment	242	1,593	499	213	-	6	2,553
Totals	$375	1,934	581	213	-	6	3,109

Loans:
Ending balance:
Individually evaluated for impairment	$780	11,920	533	-	-	-	13,233
Collectively evaluated for impairment	32,713	194,939	187,248	17,113	2,844	9,466	444,323
Totals	$33,493	206,859	187,781	17,113	2,844	9,466	457,556

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
A breakdown of the loan portfolio by credit quality indicators at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2012
Commercial & industrial	$22,146	2,526	657	-	25,329
Commercial, secured by real estate	219,325	2,236	8,537	-	230,098
Residential real estate	178,178	2,632	7,184	-	187,994
Consumer	12,540	-	57	-	12,597
Agricultural	1,637	-	4	-	1,641
Other	3,922	-	-	-	3,922
Total	$437,748	7,394	16,439	-	461,581

December 31, 2011
Commercial & industrial	$26,099	1,700	2,804	370	30,973
Commercial, secured by real estate	206,728	2,133	9,633	568	219,062
Residential real estate	182,409	1,681	2,682	376	187,148
Consumer	14,601	-	50	39	14,690
Agricultural	1,430	-	1,405	-	2,835
Other	6,554	-	-	-	6,554
Total	$437,821	5,514	16,574	1,353	461,262

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
A loan portfolio aging analysis at June 30, 2012 and December 31, 2011 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing

June 30, 2012
Commercial & industrial	$-	-	242	242	25,087	25,329	-
Commercial, secured by real estate	468	81	1,007	1,556	228,542	230,098	-
Residential real estate	617	411	2,038	3,066	184,928	187,994	39
Consumer	71	20	34	125	12,472	12,597	34
Agricultural	-	-	-	-	1,641	1,641	-
Other	45	-	-	45	3,877	3,922	-
Total	$1,201	512	3,321	5,034	456,547	461,581	73

December 31, 2011
Commercial & industrial	$2	-	495	497	30,476	30,973	-
Commercial, secured by real estate	-	83	1,769	1,852	217,210	219,062	-
Residential real estate	1,132	22	1,202	2,356	184,792	187,148	-
Consumer	82	37	39	158	14,532	14,690	39
Agricultural	-	-	-	-	2,835	2,835	-
Other	59	-	-	59	6,495	6,554	-
Total	$1,275	142	3,505	4,922	456,340	461,262	39

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Impaired loans at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no related allowance recorded:
Commercial & industrial	$243	572	-	2,054	43
Commercial real estate	12,920	13,364	-	12,326	229
Residential real estate	521	521	-	398	1
Consumer	8	8	-	8	-
Total	$13,692	14,465	-	14,786	273

With an allowance recorded:
Commercial & industrial	$170	170	-	172	3
Commercial real estate	1,502	1,591	142	1,795	26
Residential real estate	733	733	319	717	1
Consumer	-	-	-	1	-
Total	$2,405	2,494	461	2,685	30

Total:
Commercial & industrial	$413	742	-	2,226	46
Commercial real estate	14,422	14,955	142	14,121	255
Residential real estate	1,254	1,254	319	1,115	2
Consumer	8	8	-	9	-
Total	$16,097	16,959	461	17,471	303

December 31, 2011
With no related allowance recorded:
Commercial & industrial	$2,881	3,211	-	3,015	139
Commercial real estate	12,373	12,587	-	12,686	529
Residential real estate	332	332	-	332	-
Consumer	8	8		5	1
Total	$15,594	16,138	-	16,038	669

With an allowance recorded:
Commercial & industrial	$177	177	-	330	14
Commercial real estate	2,120	3,136	257	2,514	67
Residential real estate	264	264	142	257	-
Consumer	2	2	-	1	-
Total	$2,563	3,579	399	3,102	81

Total:
Commercial & industrial	$3,058	3,388	-	3,345	153
Commercial real estate	14,493	15,723	257	15,200	596
Residential real estate	596	596	142	589	-
Consumer	10	10	-	6	1
Total	$18,157	19,717	399	19,140	750

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Loan modifications that were classified as troubled debt restructurings during the three and six months ended June 30, 2012 and 2011 are as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification

Commercial and industrial	-	-	-	$-	-	-	1	$204
Commercial, secured by real estate	-	-	-	-	-	-	2	625
Residential real estate	1	143	-	-	2	173	-	-
Consumer	-	-	2	9	-	-	3	11
	1	143	2	$9	2	173	6	$840

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

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three or six months ended June 30, 2012 and 2011.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Other Real Estate Owned
Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Balance, beginning of year	$1,619	2,088
Additions	580	-
Reductions due to valuation write downs	76	-
Balance, end of period	$2,123	2,088

Other real estate owned at June 30, 2012 and December 31, 2011 consisted of (dollars in thousands):

	June 30, 2012		December 31, 2011
	Number	Balance	Number	Balance

Commercial real estate	2	$2,063	1	$1,579
Residential real estate	2	60	1	40
	4	$2,123	2	$1,619

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Borrowings
Funds borrowed from the Federal Home Loan Bank of Cincinnati at June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Current
	Interest	June 30,	December 31,
	Rate	2012	2011

Fixed Rate Advances, due at maturity:
Advance due August 2012	1.99%	$6,000	6,000
Advance due January 2015	2.00%	5,000	5,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	1,820	2,326
Advance due March 2019	2.82%	2,571	3,047
		$20,391	21,373

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $145 million and $147 million at June 30, 2012 and December 31, 2011, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
FHLB short-term advance	$-	-%	12,000	0.04%
Repurchase agreements	13,142	0.10%	9,596	0.10%
	$13,142	0.10%	21,596	0.07%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Income Taxes
A reconciliation between the statutory income tax and LCNB's effective tax rate follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(7.6)%	(7.6)%	(6.9)%	(9.5)%
Tax exempt income on bank owned life insurance	(1.8)%	(1.8)%	(1.7)%	(2.2)%
Other, net	(0.1)%	1.5%	-%	0.9%
Effective tax rate	24.5%	26.1%	25.4%	23.2%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Commitments and Contingent Liabilities (continued)
LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Commitments to extend credit:
Commercial loans	$1,332	3,227
Other loans
Fixed rate	2,560	1,391
Adjustable rate	1,194	2,099
Unused lines of credit:
Fixed rate	3,750	3,883
Adjustable rate	51,966	55,274
Unused Bounce Protection amounts on demand and NOW accounts	9,772	9,810
Standby letters of credit	5,575	5,575
	$76,149	81,259

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At June 30, 2012 and December 31, 2011, outstanding guarantees of approximately $546,000 and $546,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in four letters of credit securing payment of principal and interest on a bond issue.  The participation amounts at June 30, 2012 and December 31, 2011 totaled approximately $5.0 million.  The letters of credit have a final maturity date of July 15, 2014, as extended.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Commitments and Contingent Liabilities (continued)
Capital expenditures include the construction or acquisition of new office buildings, improvements to existing offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.  Commitments for capital expenditures outstanding as of June 30, 2012 totaled approximately $70,000.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Regulatory Capital (continued)
A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	At June 30,	At December 31,
	2012	2011
Regulatory Capital:
Shareholders' equity	$80,465	77,960
Goodwill and other intangibles	(6,044)	(6,071)
Accumulated other comprehensive (income) loss	(5,190)	(5,028)
Tier 1 risk-based capital	69,231	66,861

Eligible allowance for loan losses	2,952	2,931
Total risk-based capital	$72,183	69,792

Capital ratios:
Total risk-based (required 8.00%)	14.86%	14.54%
Tier 1 risk-based (required 4.00%)	14.25%	13.93%
Leverage (required 3.00%)	8.65%	8.51%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 – Employee Benefits (continued)
Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and six-month periods ended June 30, 2012 and 2011 are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Qualified noncontributory defined benefit retirement plan	$149	134	291	258

401(k) plan	74	82	110	157

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$22	22	44	66
Interest cost	11	8	22	17
Amortization of unrecognized net (gain) loss	5	(8)	10	(12)
Amortization of unrecognized prior service cost	7	7	14	18
Net periodic pension cost	$45	29	90	89

Amounts recognized in accumulated other comprehensive income, net of deferred federal income taxes, at June 30, 2012 and December 31, 2011 for the nonqualified defined benefit retirement plan consists of (in thousands):

	June 30,	December 31,
	2012	2011
Net actuarial loss	$142	156
Past service cost	64	74
	$206	230

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

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at June 30, 2012 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - $10.99	29,110	$9.00	5.8	18,964	$9.00	5.3
$11.00 - $12.99	74,290	12.03	7.2	29,159	12.01	5.0
$13.00 - $14.99	8,912	13.09	0.5	8,912	13.09	0.5
$17.00 - $18.99	24,158	18.16	2.7	24,158	18.16	2.7
	136,470	12.54	5.6	81,193	13.25	3.9

The following table summarizes stock option activity for the periods indicated:

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	124,123	$12.54	99,040	$12.71
Granted	14,491	12.60	25,083	11.85
Exercised	(2,144)	13.09	-	-
Outstanding, June 30	136,470	12.54	124,123	12.54
Exercisable, June 30	81,193	13.25	57,746	14.06

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at June 30, 2012 that were “in the money” (market price greater than exercise price) was $225,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $123,000.  The aggregate intrinsic value for options outstanding at June 30, 2011 that were in the money was $95,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $36,000.  The intrinsic value changes based on changes in the market value of LCNB’s stock.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 - Stock Based Compensation (continued)
The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The following table shows the estimated weighted-average fair value of options granted and the assumptions used in calculating that value for the years indicated:

	2012	2011
Estimated weighted-average fair value of options granted	$2.80	$2.09
Risk-free interest rate	0.84%	2.84%
Average dividend	$0.64	$0.64
Volatility factor of the expected market price of LCNB's common stock	39.56%	27.37%
Average life in years	6.5	6.5

Total expense related to options included in salaries and employee benefits in the consolidated statements of income for the three and six months ended June 30, 2012 were $11,000 and $20,000, respectively, and $11,000 and $22,000 for the three and six months ended June 30, 2011, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 - Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three and six months ended June 30, 2012 and 2011 (dollars in thousands, except share and per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Income from continuing operations	$1,987	2,023	4,264	3,501
Income from discontinued operations, net of tax	-	(31)	-	793
Net income	$1,987	1,992	4,264	4,294

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,713,847	6,689,743	6,710,062	6,689,743

Add dilutive effect of:
Stock options	9,606	4,476	8,292	4,188
Stock warrant	66,323	52,572	63,260	50,444
	75,929	57,048	71,552	54,632

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,789,776	6,746,791	6,781,614	6,744,375

Basic earnings per common share:
Continuing operations	$0.30	0.30	0.64	0.52
Discontinued operations	-	-	-	0.12

Diluted earnings per common share:
Continuing operations	$0.29	0.30	0.63	0.52
Discontinued operations	-	-	-	0.12

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

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, LCNB has invested in two mutual funds that invest in debt securities or loans that qualify for credit under the Community Reinvestment Act.  The investment in one of the mutual funds is considered to have level 2 inputs because, among other factors, the fund invests primarily in U.S. Government and Agency Obligations, which are considered to be level 2 investments.  The investment in the other mutual fund is considered to have level 3 inputs because its shares are not traded in an active market, it does not publish a daily net asset value, and it is primarily a loan fund.  Additionally, LCNB owns trust preferred securities in various financial institutions and equity securities in non-financial companies.   Market quotations (level 1) are used to determine fair values for these investments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value Measurements (continued)
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
June 30, 2012
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$21,169	21,169	-	-
U.S. Agency notes	101,242	-	101,242	-
U.S. Agency mortgage-backed securities	58,297	-	58,297	-
Corporate securities	6,332	4,140	2,192	-
Municipal securities:
Non-taxable	73,233	-	73,233	-
Taxable	21,178	-	21,178	-
Mutual funds	2,153	-	1,153	1,000
Trust preferred securities	515	515	-	-
Equity securities	1,022	1,022	-	-
Total recurring fair value measurements	$285,141	26,846	257,295	1,000

Nonrecurring fair value measurements:
Impaired loans	$1,944	-	830	1,114	-
Other real estate owned and repossessed assets (a) (b)	2,123	-	2,123	-	(79)
Total nonrecurring fair value measurements	$4,067	-	2,953	1,114	(79)

December 31, 2011
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$17,550	17,550	-	-
U.S. Agency notes	82,927	-	82,927	-
U.S. Agency mortgage-backed securities	52,287	-	52,287	-
Corporate securities	6,365	4,152	2,213	-
Municipal securities:
Non-taxable	69,703	-	69,703	-
Taxable	21,907	-	21,907	-
Mutual funds	2,125	-	1,125	1,000
Trust preferred securities	564	564	-	-
Equity securities	578	578	-	-
Total recurring fair value measurements	$254,006	22,844	230,162	1,000

Nonrecurring fair value measurements:
Impaired loans	$2,563	-	1,300	1,263	-
Other real estate owned and repossessed assets (c)	1,642	-	1,619	23	31
Total nonrecurring fair value measurements	$4,205	-	2,919	1,286	31

(a)
Two other real estate owned properties with a total carrying amount of $1,619,000 were written down to their combined fair value of $1,543,000, resulting in an impairment charge of $76,000, which was included in other non-interest expense for the period.

(b)	Repossessed assets with a carrying value of $23,000 were sold for a combined total of $20,000, resulting in a net loss of $3,000, which was included in other non-interest expense for the period.
(c)	Repossessed assets with a carrying value of $117,000 were sold for a combined total of $148,000, resulting in a net gain of $31,000, which was included in other non-interest expense for the period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value of Financial Instruments (continued)
The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the six months ended June 30, 2011 (in thousands):

Mutual Funds

Beginning balance	$1,053
Purchases	500
Dividends reinvested	17
Net change in unrealized gains (losses) included in other comprehensive income	11
Ending balance	$1,581

Carrying amounts and estimated fair values of financial instruments as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS:
Cash and cash equivalents	$26,896	26,896	19,535	19,535
Investment securities:
Available-for-sale	285,141	285,141	254,006	254,006
Held-to-maturity	11,474	11,474	10,734	10,734
Federal Reserve Bank stock	949	949	940	940
Federal Home Loan Bank stock	2,091	2,091	2,091	2,091
Loans, net	458,629	465,106	458,331	470,846

FINANCIAL LIABILITIES:
Deposits	710,656	715,931	663,562	669,383
Short-term borrowings	13,142	13,142	21,596	21,596
Long-term debt	20,391	21,553	21,373	22,570

The fair value of off-balance-sheet financial instruments at June 30, 2012 and December 31, 2011 was not material.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value of Financial Instruments (continued)
The following table summarizes the categorization by input level as of June 30, 2012 and December 31, 2011 of LCNB’s financial assets and liabilities not recorded at fair value but for which fair value is disclosed (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Assets:
Loans, net	$463,162	-	463,162	-
Investment securities, non-taxable, held-to-maturity	11,474	-	-	11,474
Federal Reserve Bank stock	949	949	-	-
Federal Home Loan Bank stock	2,091	2,091	-	-

Liabilities:
Deposits	715,931	-	715,931	-
Long-term debt	21,553	-	21,553	-

December 31, 2011
Assets:
Loans, net	$468,283	-	468,283	-
Investment securities, non-taxable, held-to-maturity	10,734	-	-	10,734
Federal Reserve Bank stock	940	940	-	-
Federal Home Loan Bank stock	2,091	2,091	-	-

Liabilities:
Deposits	669,383	-	669,383	-
Long-term debt	22,570	-	22,570	-

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Discontinued Operations
LCNB sold its insurance agency subsidiary on March 23, 2011 and therefore its financial results are reported in the income statements as income from discontinued operations, net of taxes.  Income from discontinued operations for the six months ended June 30, 2011 includes the gain recognized from the sale less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.  The following table summarizes income (loss) from discontinued operations for the periods indicated (in thousands):

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2011	2011

Dakin Insurance Agency financial results:
Revenue	$-	381
Non-interest expenses	(2)	301
Income from operations before income taxes	2	80
Gain from sale of insurance agency	-	1,503
Closing costs related to sale	(13)	(60)
Curtailment expense on nonqualified defined benefit retirement plan	-	(191)
Provision for income taxes	(20)	(539)
Total income (loss) from discontinued operations, net of taxes	$(31)	793

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries (“LCNB”) as of June 30, 2012, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2012 and 2011, and the related consolidated statements of shareholders’ equity and cash flows for each of the six-month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of LCNB's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB as of December 31, 2011 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
August 6, 2012

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

Results of Operations
Net income for the three months ended June 30, 2012 was $1,987,000 (total basic and diluted earnings per common share of $0.30 and $0.29, respectively) and $4,264,000 (total basic and diluted earnings per common share of $0.64 and $0.63, respectively) for the six months ended June 30, 2012.  This compares to net income from continuing operations of $2,023,000 (total basic and diluted earnings per common share of $0.30) and $3,501,000 (total basic and diluted earnings per common share of $0.52) for the same three and six-month periods in 2011.

Net income for the six months ended June 30, 2011 included income from discontinued operations of $793,000, which consisted of a gain recognized on the sale of LCNB’s insurance agency subsidiary, Dakin Insurance Agency, Inc., less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.

Net loan charge-offs for the first six months of 2012 and 2011 totaled $285,000 and $420,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $3,321,000 or 0.72% of total loans at June 30, 2012, compared to $3,707,000 or 0.80% of total loans at December 31, 2011.  The decrease was primarily due to the transfer of a non-accrual commercial real estate loan to other real estate owned during the first quarter 2012.  Consequently, other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets increased from $1,642,000 at December 31, 2011 to $2,123,000 at June 30, 2012.

Net interest income for the three months and six months ended June 30, 2012 decreased $133,000 and $82,000, respectively, from the comparative periods in 2011.  The decreases for both periods were primarily due to decreases in the net interest margin, partially offset by increases in average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest income for the three-month period in 2012 was $80,000 less than the comparative period in 2011 primarily due to decreases in trust income, service charges and fees on deposit accounts, and gains from sales of investment securities.  These decreases were partially offset by an increase in net gains recognized from sales of mortgage loans.  Non-interest income for the six-month period in 2012 was $341,000 greater than the comparative period in 2011 primarily due to one-time fees recognized by the trust department during the first quarter 2012 and increases in gains from sales of investment securities and mortgage loans.  These increases were partially offset by a decrease in service charges and fees on deposit accounts.

Non-interest expense for the three months ended June 30, 2012 was $23,000 greater than the comparative period in 2011.  Non-interest expense for the six months ended June 30, 2012 was $314,000 less than the comparative period in 2011 primarily due to decreases in FDIC insurance premiums and other expenses.  The decrease in other expenses in 2012 reflects the absences of losses recognized during 2011 on a standby letter of credit and certain environmental remediation costs.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended June 30, 2012 vs. 2011.
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2012 and 2011, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Loans (1)	$457,443	$5,920	5.19%	$461,448	$6,477	5.63%
Interest-bearing demand deposits	10,650	9	0.34%	26,263	17	0.26%
Federal Reserve Bank stock	949	28	11.83%	941	28	11.93%
Federal Home Loan Bank stock	2,091	22	4.22%	2,091	23	4.41%
Investment securities:
Taxable	200,162	982	1.97%	164,484	914	2.23%
Non-taxable (2)	82,277	924	4.50%	77,029	970	5.05%
Total earnings assets	753,572	7,885	4.20%	732,256	8,429	4.62%
Non-earning assets	63,315			66,961
Allowance for loan losses	(2,893)			(2,935)
Total assets	$813,994			$796,282

Interest-bearing deposits	$579,774	1,117	0.77%	$582,606	1,499	1.03%
Short-term borrowings	12,665	5	0.16%	11,997	7	0.23%
Long-term debt	20,506	150	2.93%	22,176	161	2.91%
Total interest-bearing liabilities	612,945	1,272	0.83%	616,779	1,667	1.08%
Demand deposits	114,235			101,798
Other liabilities	6,816			4,918
Capital	79,998			72,787
Total liabilities and capital	$813,994			$796,282

Net interest rate spread (3)			3.37%			3.54%

Net interest income and net interest margin on a taxable-equivalent basis (4)		$6,613	3.52%		$6,762	3.70%

Ratio of interest-earning assets to interest-bearing liabilities	122.94%			118.72%

(1)	Includes nonaccrual loans, if any.
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2012 as compared to the same period in 2011.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30, 2012 vs. 2011
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(56)	(501)	(557)
Interest-bearing demand deposits	(12)	4	(8)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	(1)	(1)
Investment securities:
Taxable	183	(115)	68
Nontaxable	63	(109)	(46)
Total interest income	178	(722)	(544)
Interest-bearing Liabilities:
Deposits	(7)	(375)	(382)
Short-term borrowings	-	(2)	(2)
Long-term debt	(12)	1	(11)
Total interest expense	(19)	(376)	(395)
Net interest income	$197	(346)	(149)

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2012 totaled $6,613,000, a decrease of $149,000 from the comparable period in 2011.  Total interest income decreased $544,000, partially offset by a decrease in total interest expense of $395,000.

The decrease in total interest income was due to a 42 basis point (one basis point equals 0.01%) decrease in the average rate earned on earning assets, partially offset by a $21.3 million increase in average earning assets.  The increase in interest earning assets was primarily due to a $40.9 million increase in average investment securities, partially offset by a $15.6 million decrease in average interest-bearing demand deposits.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

The decrease in total interest expense was primarily due to a 25 basis point decrease in the average rate paid, primarily due to general decreases in market interest rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2012 vs. 2011.
The following table presents, for the six months ended June 30, 2012 and 2011, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Six Months Ended June 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Loans (1)	$459,261	$12,128	5.31%	$459,428	$12,995	5.70%
Interest-bearing demand deposits	12,926	15	0.23%	18,540	22	0.24%
Federal Reserve Bank stock	945	28	5.96%	940	28	6.01%
Federal Home Loan Bank stock	2,091	46	4.42%	2,091	47	4.53%
Investment securities:
Taxable	187,242	1,869	2.01%	157,459	1,790	2.29%
Non-taxable (2)	81,010	1,842	4.57%	79,903	2,041	5.15%
Total earnings assets	743,475	15,928	4.31%	718,361	16,923	4.75%
Non-earning assets	64,242			66,434
Allowance for loan losses	(2,855)			(2,775)
Total assets	$804,862			$782,020

Interest-bearing deposits	$575,377	2,282	0.80%	$569,469	3,083	1.09%
Short-term borrowings	11,791	8	0.14%	12,384	17	0.28%
Long-term debt	20,775	304	2.94%	23,822	339	2.87%
Total interest-bearing liabilities	607,943	2,594	0.86%	605,675	3,439	1.15%
Demand deposits	110,610			99,346
Other liabilities	6,678			5,115
Capital	79,631			71,884
Total liabilities and capital	$804,862			$782,020

Net interest rate spread (3)			3.45%			3.60%

Net interest income and net interest margin on a taxable-equivalent basis (4)		$13,334	3.61%		$13,484	3.79%

Ratio of interest-earning assets to interest-bearing liabilities	122.29%			118.61%

(1)	Includes nonaccrual loans, if any. Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.
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

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2012 as compared to the same period in 2011.

	Six Months Ended
	June 30, 2012 vs. 2011
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(5)	(862)	(867)
Interest-bearing demand deposits	(7)	-	(7)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	(1)	(1)
Investment securities:
Taxable	313	(234)	79
Nontaxable	28	(227)	(199)
Total interest income	329	(1,324)	(995)

Interest-bearing Liabilities:
Deposits	32	(833)	(801)
Short-term borrowings	(1)	(8)	(9)
Long-term debt	(44)	9	(35)
Total interest expense	(13)	(832)	(845)
Net interest income	$342	(492)	(150)

Net interest income on a fully tax-equivalent basis for the first half of 2012 totaled $13,334,000, a $150,000 decrease from the first half of 2011.  Total interest income decreased $995,000, largely offset by an $845,000 decrease in total interest expense.

The decrease in total interest income was due to a 44 basis point decrease in the average rate earned on earning assets, partially offset by a $25.1 million increase in average total earning assets.  The increase in average earning assets was due to a $30.9 million increase in average investment securities.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was due primarily to a 29 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $2.3 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was due to a $5.9 million increase in average interest-bearing deposits primarily resulting from an increase in public funds.  The decrease in the average rate paid also reflects a general decrease in market rates.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended June 30, 2012 and 2011 was $91,000 and $224,000, respectively, and $306,000 and $888,000 for the six months ended June 30, 2012 and 2011, respectively.  The decrease in the provision reflects a decrease in net charge-offs coupled with relatively stable regional market conditions.

Non-Interest Income

Three Months Ended June 30, 2012 vs. 2011.
Non-interest income for the second quarter of 2012 was $80,000 less than for the comparable period in 2011 primarily due to a $63,000 decrease in trust income, a $43,000 decrease in service charges and fees on deposit accounts, and a $45,000 decrease in net gains on sales of securities.  Trust income decreased primarily due to a decrease in the market value of trust assets.  Services charges and fees decreased primarily due to decreased overdraft fees, partially offset by an increase in check card income.  Net gains on sales of securities decreased during the 2012 period primarily due to a lower volume of securities sold.  These decreases were partially offset by a $78,000 increase in gains from sales of mortgage loans, primarily due to a greater volume of loans sold during the 2012 period as borrowers refinanced loans for lower interest rates.

Six Months Ended June 30, 2012 vs. 2011.
Non-interest income for the first half of 2012 was $341,000 greater than for the comparable period in 2011.  The increase was due to a $220,000 increase in trust income and a $152,000 increase in gains from sales of mortgage loans.  Trust income increased, despite the decrease during the second quarter, primarily due to estate fees recognized during the first quarter 2012.  Gains from sales of mortgage loans increased for substantially the same reasons mentioned above.  These increases were partially offset by a $66,000 decrease in service charges and fee on deposit accounts for substantially the same reasons mentioned above.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

Three Months Ended June 30, 2012 vs. 2011.
Total non-interest expense increased $23,000 during the second quarter 2012 as compared to the second quarter 2011 primarily due to a $24,000 increase in equipment expenses, a $59,000 increase in marketing expenses, and a $33,000 increase in other non-interest expense.  Equipment expenses increased primarily due to increased depreciation expense from data technology upgrades.  Marketing expenses increased due to increased use of television advertising and promotional activities.  Other non-interest expense increased due to smaller increases in a variety of expenses.  These increases were partially offset by an $84,000 decrease in FDIC insurance premiums primarily due to the implementation of a new assessment base that uses total assets and tier one capital as opposed to deposits.

Six Months Ended June 30, 2012 vs. 2011.
Total non-interest expense decreased $314,000 during the first half of 2012 as compared to the first half of 2011 primarily due to a $253,000 decrease in FDIC insurance premiums for the same reason described above.  An additional $68,000 decrease in other non-interest expense reflects the absence during the 2012 period of a $56,000 loss, net of recoveries, recognized during the first half 2011 on a standby letter of credit and $52,000 in environmental remediation costs recognized during the first quarter 2011 for the lot on which the new Lebanon drive-up facility was constructed.

Income Taxes
LCNB’s effective tax rates for continuing operations for the six months ended June 30, 2012 and 2011 were 25.4% and 23.2%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
Total assets at June 30, 2012 were $40.0 million greater than at December 31, 2011, caused by a $47.1 million increase in total deposits.  The deposit growth was primarily invested in cash and cash equivalents, which grew $7.4 million, and in investment securities, which grew $31.9 million.

Net loans increased $298,000, but the mix between loan categories changed during the first half of 2012.  The commercial real estate loan portfolio increased $11.1 million and residential real estate loans increased $848,000.  All other loan categories experienced decreases during 2012.  The $848,000 increase in residential real estate loans does not reflect $11.4 million of residential real estate loans that were originated and sold to the Federal Home Loan Mortgage Corporation during the first half of 2012.

The increase in total deposits was primarily due to a $39.1 million increase in public fund deposits by local government entities.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.  The deposit growth was used to reduce short-term borrowings, which decreased $8.5 million between June 30, 2012 and December 31, 2011, fund growth in the investment portfolio, and enhance LCNB’s liquidity position for anticipated future needs.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During June 2012, the Board of Governors of the Federal Reserve System, Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued three proposed rules that would significantly revise current regulatory capital requirements for financial institutions.  Among other items, the proposals would:

•	Introduce a new requirement that common equity Tier 1capital be at least 4.5% of risk-weighted assets;
•	Increase the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6%;
•	Introduce a new requirement to maintain a capital conservation buffer in excess of other minimum risk-based capital ratios of at least 2.5% of risk-weighted assets;
•	Revise capital definitions and risk-weighting categories for various assets; and
•	Revise the prompt corrective action framework by increasing category thresholds to reflect the new requirements.

Financial institutions not meeting the 2.5% capital conservation buffer would be subject to limits on capital distributions, including dividend payments to shareholders and treasury share purchases, and would also be limited in awarding certain discretionary bonus payments to executive officers.

If issued as proposed, the new requirements would be phased-in starting in 2013 with full implementation in 2019.  LCNB already meets the new fully phased-in capital requirements.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At June 30, 2012, LCNB’s liquid assets amounted to $312.0 million or 37.5% of total assets, an increase from $273.5 million or 34.6% of total assets at December 31, 2011.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB’s market area.  Approximately 76.3% of total deposits at June 30, 2012 were “core” deposits, compared to 79.9% of deposits at December 31, 2011.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 200 and down 300 basis point scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2012 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”) and a decrease in interest rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$27,733	1,360	5.16%
Up 200	27,222	849	3.22%
Up 100	26,740	367	1.39%
Base	26,373	-	-%
Down 100	26,091	(282)	(1.07)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2012 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The change in EVE for the up 300 basis points scenario is outside LCNB’s policy range of a 25% change, but management has determined the change is acceptable in the current economic environment.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$58,441	(25,958)	(30.76%)
Up 200	66,506	(17,893)	(21.20)%
Up 100	75,079	(9,320)	(11.04)%
Base	84,399	-	-%
Down 100	94,057	9,658	11.44%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of June 30, 2012, LCNB's disclosure controls and procedures were effective.

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

3.2	Code of Regulations of LCNB Corp. – incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to Registrant’s Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).

10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan – incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

10.3	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LCNB Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 6, 2012	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

August 6, 2012	/s/Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer