Form 10-Q
period 2012-09-30
LCNB CORP
filed 2012-11-06
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number  000-26121

LCNB Corp.
(Exact name of registrant as specified in its charter)

Ohio	31-1626393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 North Broadway, Lebanon, Ohio   45036
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
☐ Yes          ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of November 5, 2012 was 6,726,719 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS:
Cash and due from banks	$15,166	12,449
Interest-bearing demand deposits	17,908	7,086
Total cash and cash equivalents	33,074	19,535

Investment securities:
Available-for-sale, at fair value	265,737	254,006
Held-to-maturity, at cost	12,503	10,734
Federal Reserve Bank stock, at cost	949	940
Federal Home Loan Bank stock, at cost	2,091	2,091
Loans, net	454,541	458,331
Premises and equipment, net	16,820	17,346
Goodwill	5,915	5,915
Bank owned life insurance	16,770	14,837
Other assets	8,792	7,835
TOTAL ASSETS	$817,192	791,570

LIABILITIES:
Deposits:
Noninterest-bearing	$116,489	106,793
Interest-bearing	584,591	556,769
Total deposits	701,080	663,562
Short-term borrowings	12,076	21,596
Long-term debt	14,049	21,373
Accrued interest and other liabilities	7,856	7,079
TOTAL LIABILITIES	735,061	713,610

SHAREHOLDERS’ EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares – no par value, authorized 12,000,000 shares, issued 7,480,134 and 7,460,494 shares at September 30, 2012 and December 31, 2011, respectively	27,040	26,753
Retained earnings	60,760	57,877
Treasury shares at cost, 753,627 and 755,771 shares at September 30, 2012 and December 31, 2011, respectively	(11,665)	(11,698)
Accumulated other comprehensive income, net of taxes	5,996	5,028
TOTAL SHAREHOLDERS’ EQUITY	82,131	77,960

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$817,192	791,570

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$5,822	6,294	17,950	19,289
Interest on investment securities –
Taxable	941	1,036	2,810	2,826
Non-taxable	615	619	1,831	1,966
Other short-term investments	26	27	115	124
TOTAL INTEREST INCOME	7,404	7,976	22,706	24,205

INTEREST EXPENSE:
Interest on deposits	1,050	1,371	3,332	4,454
Interest on short-term borrowings	4	6	12	23
Interest on long-term debt	136	160	440	499
TOTAL INTEREST EXPENSE	1,190	1,537	3,784	4,976
NET INTEREST INCOME	6,214	6,439	18,922	19,229
PROVISION FOR LOAN LOSSES	436	588	742	1,476

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,778	5,851	18,180	17,753

NON-INTEREST INCOME:
Trust income	530	553	1,769	1,572
Service charges and fees on deposit accounts	911	957	2,698	2,810
Net gain on sales of securities	427	273	886	692
Bank owned life insurance income	145	153	432	447
Gains from sales of mortgage loans	151	35	360	92
Other operating income	41	62	151	170
TOTAL NON-INTEREST INCOME	2,205	2,033	6,296	5,783

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,059	2,983	9,004	8,990
Equipment expenses	263	288	789	745
Occupancy expense, net	445	443	1,242	1,305
State franchise tax	193	190	595	582
Marketing	129	145	409	370
FDIC insurance premiums	83	95	298	563
Other non-interest expense	1,392	1,292	4,005	3,973
TOTAL NON-INTEREST EXPENSE	5,564	5,436	16,342	16,528
INCOME BEFORE INCOME TAXES	2,419	2,448	8,134	7,008
PROVISION FOR INCOME TAXES	572	581	2,023	1,640
INCOME FROM CONTINUING OPERATIONS	1,847	1,867	6,111	5,368
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	-	-	793
NET INCOME	$1,847	1,867	6,111	6,161

Dividends declared per common share	$0.16	0.16	0.48	0.48

Basic earnings per common share:
Continuing operations	$0.27	0.28	0.91	0.80
Discontinued operations	-	-	-	0.12

Diluted earnings per common share:
Continuing operations	$0.27	0.28	0.90	0.80
Discontinued operations	-	-	-	0.12

Weighted average common shares outstanding:
Basic	6,721,699	6,690,963	6,713,959	6,690,157
Diluted	6,797,675	6,750,807	6,787,000	6,746,568

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income	$1,847	1,867	6,111	6,161

Other comprehensive income:

Net unrealized gain on available-for-sale securities (net of taxes of $556 and $1,348 for the three months ended September 30, 2012 and 2011, respectively, and $787 and $2,054 for the nine months ended September 30, 2012 and 2011, respectively)	1,080	2,618	1,529	3,969

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $145 and $92 for the three months ended September 30, 2012 and 2011, respectively, and $300 and $235 for the nine months ended September 30, 2012 and 2011, respectively)	(282)	(181)	(586)	(457)

Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $4 and $- for the three months ended September 30, 2012 and 2011, respectively, and $12 and $2 for the nine months ended September 30, 2012 and 2011, respectively)	9	-	25	4

Nonqualified pension plan curtailment (net of taxes of $80)	-	-	-	155

TOTAL COMPREHENSIVE INCOME	$2,654	4,304	7,079	9,832

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2010	6,689,743	$26,515	54,045	(11,698)	1,845	70,707
Net income			6,161			6,161
Net unrealized gain on available-for-sale securities, net of taxes					3,969	3,969
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(457)	(457)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					4	4
Nonqualified pension plan curtailment entry, net of taxes					155	155
Dividend Reinvestment and Stock Purchase Plan	7,659	97				97
Compensation expense relating to stock options		35				35
Common stock dividends, $0.48 per share			(3,211)			(3,211)
Balance September 30, 2011	6,697,402	$26,647	56,995	(11,698)	5,516	77,460

Balance December 31, 2011	6,704,723	$26,753	57,877	(11,698)	5,028	77,960
Net income			6,111			6,111
Net unrealized gain on available-for-sale securities, net of taxes					1,529	1,529
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(586)	(586)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					25	25
Dividend Reinvestment and Stock Purchase Plan	19,640	257				257
Exercise of stock options	2,144		(5)	33		28
Compensation expense relating to stock options		30				30
Common stock dividends, $0.48 per share			(3,223)			(3,223)
Balance September 30, 2012	6,726,507	$27,040	60,760	(11,665)	5,996	82,131

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,111	6,161
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	2,339	2,137
Provision for loan losses	742	1,476
Curtailment charge for nonqualified defined benefit retirement plan	-	191
Increase in cash surrender value of bank owned life insurance	(432)	(447)
Realized (gain) loss from sales of securities available-for-sale	(886)	(692)
Realized (gain) loss from sales of premises and equipment	(10)	(6)
Realized gain from sale of insurance agency	-	(1,503)
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	80	(48)
Origination of mortgage loans for sale	(19,328)	(4,871)
Realized gains from sales of mortgage loans	(360)	(92)
Proceeds from sales of mortgage loans	19,492	4,911
Compensation expense related to stock options	30	35
Changes in:
Accrued income receivable	(650)	(458)
Other assets	358	31
Other liabilities	314	(119)
TOTAL ADJUSTMENTS	1,689	545
NET CASH FLOWS FROM OPERATING ACTIVITIES	7,800	6,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	64,002	28,470
Proceeds from maturities and calls of investment securities:
Available-for-sale	22,759	43,123
Held-to-maturity	1,563	3,658
Purchases of investment securities:
Available-for-sale	(97,344)	(98,750)
Held-to-maturity	(3,332)	(2,650)
Purchase of Federal Reserve Bank stock	(8)	(2)
Net (increase) decrease in loans	2,248	4,255
Purchase of bank owned life insurance	(1,500)	-
Proceeds from sale of other real estate owned and repossessed assets	20	295
Additions to other real estate owned	(16)	-
Purchases of premises and equipment	(403)	(2,323)
Proceeds from sales of premises and equipment	13	16
Proceeds from sale of insurance agency, net of cash disposed	-	1,523
NET CASH FLOWS FROM INVESTING ACTIVITIES	(11,998)	(22,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	37,518	51,158
Net increase (decrease) in short-term borrowings	(9,520)	(9,305)
Proceeds from long-term debt	-	5,000
Principal payments on long-term debt	(7,324)	(6,402)
Proceeds from issuance of common stock	41	97
Proceeds from exercise of stock options	28	-
Cash dividends paid on common stock	(3,006)	(3,211)
NET CASH FLOWS FROM FINANCING ACTIVITIES	17,737	37,337

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,539	21,658

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,535	10,999
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,074	32,657

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,857	5,096
Income taxes paid	1,735	2,844

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	755	229

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

Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2011 Annual Report on Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities
The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$18,512	294	-	18,806
U.S. Agency notes	91,148	2,004	-	93,152
U.S. Agency mortgage-backed securities	50,127	1,774	-	51,901
Corporate securities	3,036	45	-	3,081
Municipal securities:
Non-taxable	70,042	3,694	8	73,728
Taxable	19,980	1,326	-	21,306
Mutual funds	2,125	44	-	2,169
Trust preferred securities	299	8	3	304
Equity securities	1,190	117	17	1,290
	$256,459	9,306	28	265,737

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$17,385	165	-	17,550
U.S. Agency notes	81,415	1,517	5	82,927
U.S. Agency mortgage-backed securities	50,923	1,475	111	52,287
Corporate securities	6,334	47	16	6,365
Municipal securities:
Non-taxable	65,896	3,827	20	69,703
Taxable	21,027	894	14	21,907
Mutual funds	2,103	22	-	2,125
Trust preferred securities	549	37	22	564
Equity securities	526	57	5	578
	$246,158	8,041	193	254,006

The fair value of held-to-maturity investment securities, consisting of taxable and non-taxable municipal securities, approximates amortized cost at September 30, 2012 and December 31, 2011.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)
Information concerning available-for-sale investment securities with gross unrealized losses at September 30, 2012, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$-	-	-	-
U.S. Agency notes	-	-	-	-
U.S. Agency mortgage- backed securities	-	-	-	-
Corporate securities	-	-	-	-
Municipal securities:
Non-taxable	557	6	459	2
Taxable	-	-	-	-
Mutual funds	-	-	-	-
Trust preferred securities	147	3	49	-
Equity securities	208	11	58	6
	$912	20	566	8

Management has determined that the unrealized losses at September 30, 2012 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans
Major classifications of loans at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30,	December 31,
	2012	2011

Commercial and industrial	$25,749	30,990
Commercial, secured by real estate	230,768	219,188
Residential real estate	184,256	186,904
Consumer	11,478	14,562
Agricultural	2,061	2,835
Other loans, including deposit overdrafts	2,993	6,554
	457,305	461,033
Deferred net origination costs	102	229
	457,407	461,262
Less allowance for loan losses	2,866	2,931
Loans, net	$454,541	458,331

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Non-accrual, past-due, and accruing restructured loans as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Non-accrual loans:
Commercial and industrial	$264	495
Commercial, secured by real estate	1,083	1,950
Residential real estate	1,430	1,223
Total non-accrual loans	2,777	3,668
Past-due 90 days or more and still accruing	22	39
Total non-accrual and past-due 90 days or more and still accruing	2,799	3,707
Accruing restructured loans	13,356	14,739
Total	$16,155	18,446

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.61%	0.80%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	3.53%	4.00%

Loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at September 30, 2012 and December 31, 2011 are $70,208,000 and $67,410,000, respectively.  Loans sold to the Federal Home Loan Mortgage Corporation during the three months ended September 30, 2012 and 2011 totaled $7,934,000 and $2,173,000, respectively, and $19,328,000 and $4,871,000 during the nine months ended September 30, 2012 and 2011, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
The allowance for loan losses and recorded investment in loans for the nine months ended September 30 are as follows (in thousands):

	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2012
Allowance for loan losses:
Balance, beginning of year	$162	1,941	656	166	-	6	2,931
Change in classification	18	(18)	-	-	-	-	-
Provision charged to expenses	163	(24)	632	(49)	-	20	742
Losses charged off	(159)	(234)	(479)	(84)	-	(64)	(1,020)
Recoveries	-	71	7	95	-	40	213
Balance, end of period	$184	1,736	816	128	-	2	2,866

Individually evaluated for impairment	$21	41	227	-	-	-	289
Collectively evaluated for impairment	163	1,695	589	128	-	2	2,577
Balance, end of period	$184	1,736	816	128	-	2	2,866

Loans:
Individually evaluated for impairment	$264	9,942	5,110	13	-	-	15,329
Collectively evaluated for impairment	25,462	220,622	179,390	11,550	2,061	2,993	442,078
Balance, end of period	$25,726	230,564	184,500	11,563	2,061	2,993	457,407

2011
Allowance for loan losses:
Balance, beginning of year	$305	1,625	459	246	-	6	2,641
Provision charged to expenses	499	409	501	36	-	31	1,476
Losses charged off	(251)	(203)	(371)	(183)	-	(100)	(1,108)
Recoveries	-	30	28	105	-	69	232
Balance, end of period	$553	1,861	617	204	-	6	3,241

Individually evaluated for impairment	$337	303	93	-	-	-	733
Collectively evaluated for impairment	216	1,558	524	204	-	6	2,508
Balance, end of period	$553	1,861	617	204	-	6	3,241

Loans:
Individually evaluated for impairment	$904	11,618	596	10	-	-	13,128
Collectively evaluated for impairment	31,236	192,453	183,532	16,183	3,245	9,759	436,408
Balance, end of period	$32,140	204,071	184,128	16,193	3,245	9,759	449,536

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
A breakdown of the loan portfolio by credit quality indicators at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2012
Commercial & industrial	$22,452	2,646	447	181	25,726
Commercial, secured by real estate	218,963	2,412	9,189	-	230,564
Residential real estate	174,759	2,593	7,148	-	184,500
Consumer	11,458	-	100	5	11,563
Agricultural	2,057	-	4	-	2,061
Other	2,993	-	-	-	2,993
Total	$432,682	7,651	16,888	186	457,407

December 31, 2011
Commercial & industrial	$26,099	1,700	2,804	370	30,973
Commercial, secured by real estate	206,728	2,133	9,633	568	219,062
Residential real estate	182,409	1,681	2,682	376	187,148
Consumer	14,601	-	50	39	14,690
Agricultural	1,430	-	1,405	-	2,835
Other	6,554	-	-	-	6,554
Total	$437,821	5,514	16,574	1,353	461,262

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
A loan portfolio aging analysis at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing

September 30, 2012
Commercial & industrial	$-	-	264	264	25,462	25,726	-
Commercial, secured by real estate	172	80	1,083	1,335	229,229	230,564	-
Residential real estate	900	74	1,346	2,320	182,180	184,500	-
Consumer	66	44	22	132	11,431	11,563	22
Agricultural	-	-	-	-	2,061	2,061	-
Other	44	-	-	44	2,949	2,993	-
Total	$1,182	198	2,715	4,095	453,312	457,407	22

December 31, 2011
Commercial & industrial	$2	-	495	497	30,476	30,973	-
Commercial, secured by real estate	-	83	1,769	1,852	217,210	219,062	-
Residential real estate	1,132	22	1,202	2,356	184,792	187,148	-
Consumer	82	37	39	158	14,532	14,690	39
Agricultural	-	-	-	-	2,835	2,835	-
Other	59	-	-	59	6,495	6,554	-
Total	$1,275	142	3,505	4,922	456,340	461,262	39

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)
Impaired loans at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded:
Commercial & industrial	$83	572	-	1,494	43
Commercial real estate	12,827	13,270	-	12,486	348
Residential real estate	474	474	-	389	3
Consumer	22	22	-	23	1
Total	$13,406	14,338	-	14,392	395

With an allowance recorded:
Commercial & industrial	$181	250	21	181	-
Commercial real estate	1,168	1,222	98	1,643	43
Residential real estate	583	777	170	728	-
Consumer	5	5	-	4	-
Total	$1,937	2,254	289	2,556	43

Total:
Commercial & industrial	$264	822	21	1,675	43
Commercial real estate	13,995	14,492	98	14,129	391
Residential real estate	1,057	1,251	170	1,117	3
Consumer	27	27	-	27	1
Total	$15,343	16,592	289	16,948	438

December 31, 2011
With no related allowance recorded:
Commercial & industrial	$2,881	3,211	-	3,015	139
Commercial real estate	12,373	12,587	-	12,686	529
Residential real estate	332	332	-	332	-
Consumer	8	8		5	1
Total	$15,594	16,138	-	16,038	669

With an allowance recorded:
Commercial & industrial	$177	177	-	330	14
Commercial real estate	2,120	3,136	257	2,514	67
Residential real estate	264	264	142	257	-
Consumer	2	2	-	1	-
Total	$2,563	3,579	399	3,102	81

Total:
Commercial & industrial	$3,058	3,388	-	3,345	153
Commercial real estate	14,493	15,723	257	15,200	596
Residential real estate	596	596	142	589	-
Consumer	10	10	-	6	1
Total	$18,157	19,717	399	19,140	750

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

 Note 3 – Loans (continued)
Loan modifications that were classified as troubled debt restructurings during the three and nine months ended September 30, 2012 and 2011 are as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification

Commercial and industrial	-	$-	-	$-	-	$-	1	$204
Commercial, secured by real estate	-	-	-	-	-	-	2	625
Residential real estate	1	100	5	65	3	273	5	65
Consumer	2	20	-	-	2	20	3	11
Total	3	$120	5	$65	5	$293	11	$905

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

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three or nine months ended September 30, 2012 and 2011.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Other Real Estate Owned
Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Balance, beginning of year	$1,619	2,088
Transfer from loans	755	-
Additions	16	-
Reductions due to valuation write downs	(76)	-
Balance, end of period	$2,314	2,008

Other real estate owned at September 30, 2012 and December 31, 2011 consisted of (dollars in thousands):

	September 30, 2012		December 31, 2011
	Number	Balance	Number	Balance

Commercial real estate	2	$2,063	1	$1,579
Residential real estate	8	251	1	40
	10	$2,314	2	$1,619

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Borrowings
Funds borrowed from the Federal Home Loan Bank of Cincinnati at September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Interest	September 30,	December 31,
	Rate	2012	2011

Fixed Rate Advances, due at maturity:
Advance due August 2012	1.99%	$-	6,000
Advance due January 2015	2.00%	5,000	5,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	1,565	2,326
Advance due March 2019	2.82%	2,484	3,047
		$14,049	21,373

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $143 million and $147 million at September 30, 2012 and December 31, 2011, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
FHLB short-term advance	$-	-%	12,000	0.04%
Repurchase agreements	12,076	0.10%	9,596	0.10%
	$12,076	0.10%	21,596	0.07%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Income Taxes
A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(8.3)%	(8.2)%	(7.3)%	(9.0)%
Tax exempt income on bank owned life insurance	(2.0)%	(2.1)%	(1.8)%	(2.2)%
Other, net	(0.1)%	-%	-%	0.6%
Effective tax rate	23.6%	23.7%	24.9%	23.4%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Commitments and Contingent Liabilities (continued)
LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Commitments to extend credit:
Commercial loans	$12,046	3,227
Other loans
Fixed rate	2,143	1,391
Adjustable rate	1,964	2,099
Unused lines of credit:
Fixed rate	3,646	3,883
Adjustable rate	47,286	55,274
Unused Bounce Protection amounts on demand and NOW accounts	9,718	9,810
Standby letters of credit	5,575	5,575
	$82,378	81,259

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At September 30, 2012 and December 31, 2011, outstanding guarantees of approximately $546,000 were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in four letters of credit securing payment of principal and interest on a bond issue.  The participation amounts at September 30, 2012 and December 31, 2011 totaled approximately $5.0 million.  The letters of credit have a final maturity date of July 15, 2014, as extended.

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

Note 8 – Regulatory Capital
The Bank and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The  leverage ratio supplements the risk-based capital guidelines.

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy.

	Minimum Requirement	To Be Considered Well-Capitalized
Ratio of tier 1 capital to risk-weighted assets	4.0%	6.0%
Ratio of total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	8.0%	10.0%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	3.0%	5.0%

As of the most recent notification from their regulators, the Bank and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's or LCNB's category.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Regulatory Capital (continued)
A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	At	At
	September 30,	December 31,
	2012	2011

Regulatory Capital:
Shareholders' equity	$82,131	77,960
Goodwill and other intangibles	(6,032)	(6,071)
Accumulated other comprehensive (income) loss	(5,996)	(5,028)
Tier 1 risk-based capital	70,103	66,861

Eligible allowance for loan losses	2,866	2,931
Total risk-based capital	$72,969	69,792

Capital ratios:
Tier 1 risk-based	14.71%	13.93%
Total risk-based	15.32%	14.54%
Leverage	8.76%	8.51%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 – Employee Benefits (continued)
Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and nine-month periods ended September 30, 2012 and 2011 are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Qualified noncontributory defined benefit retirement plan	$230	198	521	456

401(k) plan	88	75	198	232

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$22	23	66	89
Interest cost	11	9	33	26
Amortization of unrecognized net (gain) loss	5	(8)	15	(20)
Amortization of unrecognized prior service cost	7	7	21	25
Net periodic pension cost	$45	31	135	120

Amounts recognized in accumulated other comprehensive income at September 30, 2012 and December 31, 2011 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30,	December 31,
	2012	2011
Net actuarial loss	$141	156
Past service cost	53	74
	$194	230

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

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at September 30, 2012 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - $10.99	29,110	$9.00	5.5	18,964	$9.00	5.1
$11.00 - $12.99	74,290	12.03	6.9	29,159	12.01	4.8
$13.00 - $14.99	8,912	13.09	0.3	8,912	13.09	0.3
$17.00 - $18.99	24,158	18.16	2.4	24,158	18.16	2.4
	136,470	12.54	5.4	81,193	13.25	3.7

The following table summarizes stock option activity for the periods indicated:

	2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	124,123	$12.54	99,040	$12.71
Granted	14,491	12.60	25,083	11.85
Exercised	(2,144)	13.09	-	-
Outstanding, September 30	136,470	12.54	124,123	12.54
Exercisable, September 30	81,193	13.25	57,746	14.06

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at September 30, 2012 that were “in the money” (market price greater than exercise price) was $233,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $127,000.  The aggregate intrinsic value for options outstanding at September 30, 2011 that were in the money was $217,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $87,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB’s stock.

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

Total expense related to options included in salaries and employee benefits in the consolidated statements of income for the three and nine months ended September 30, 2012 were $10,000 and $30,000, respectively, and $13,000 and $35,000 for the three and nine months ended September 30, 2011, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 - Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands, except share and per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Income from continuing operations	$1,847	1,867	6,111	5,368
Income from discontinued operations, net of tax	-	-	-	793
Net income	$1,847	1,867	6,111	6,161

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,721,699	6,690,963	6,713,959	6,690,157

Add dilutive effect of:
Stock options	10,089	5,003	8,898	4,426
Stock warrant	65,887	54,841	64,143	51,985
	75,976	59,844	73,041	56,411

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,797,675	6,750,807	6,787,000	6,746,568

Basic earnings per common share:
Continuing operations	$0.27	0.28	0.91	0.80
Discontinued operations	-	-	-	0.12

Diluted earnings per common share:
Continuing operations	$0.27	0.28	0.90	0.80
Discontinued operations	-	-	-	0.12

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
September 30, 2012
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$18,806	18,806	-	-
U.S. Agency notes	93,152	-	93,152	-
U.S. Agency mortgage-backed securities	51,901	-	51,901	-
Corporate securities	3,081	3,081	-	-
Municipal securities:
Non-taxable	73,728	-	73,728	-
Taxable	21,306	-	21,306	-
Mutual funds	2,169	-	1,169	1,000
Trust preferred securities	304	304	-	-
Equity securities	1,290	1,290	-	-
Total recurring fair value measurements	$265,737	23,481	241,256	1,000

Nonrecurring fair value measurements:
Impaired loans	$1,648	-	220	1,428	-
Other real estate owned and repossessed assets (a) (b)	2,314	-	2,314	-	(79)
Total nonrecurring fair value measurements	$3,962	-	2,534	1,428	(79)

December 31, 2011
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$17,550	17,550	-	-
U.S. Agency notes	82,927	-	82,927	-
U.S. Agency mortgage-backed securities	52,287	-	52,287	-
Corporate securities	6,365	4,152	2,213	-
Municipal securities:
Non-taxable	69,703	-	69,703	-
Taxable	21,907	-	21,907	-
Mutual funds	2,125	-	1,125	1,000
Trust preferred securities	564	564	-	-
Equity securities	578	578	-	-
Total recurring fair value measurements	$254,006	22,844	230,162	1,000

Nonrecurring fair value measurements:
Impaired loans	$2,563	-	1,300	1,263	-
Other real estate owned and repossessed assets (c)	1,642	-	1,619	23	31
Total nonrecurring fair value measurements	$4,205	-	2,919	1,286	31

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Fair Value Measurements (continued)
Carrying amounts and estimated fair values of financial instruments as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$33,074	33,074	19,535	19,535
Investment securities:
Available-for-sale	265,737	265,737	254,006	254,006
Held-to-maturity	12,503	12,503	10,734	10,734
Federal Reserve Bank stock	949	949	940	940
Federal Home Loan Bank stock	2,091	2,091	2,091	2,091
Loans, net	454,541	459,524	458,331	470,846

FINANCIAL LIABILITIES:
Deposits	701,080	705,803	663,562	669,383
Short-term borrowings	12,076	12,076	21,596	21,596
Long-term debt	14,049	15,138	21,373	22,570

The fair value of off-balance-sheet financial instruments at September 30, 2012 and December 31, 2011 was not material.

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
(Unaudited)
(Continued)

Note 12 - Fair Value of Measurements (continued)
Loans
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

The following table summarizes the categorization by input level as of September 30, 2012 and December 31, 2011 of LCNB’s financial assets and liabilities not recorded at fair value but for which fair value is disclosed (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Assets:
Loans, net	457,876	-	457,876	-
Investment securities, non-taxable, held-to-maturity	12,503	-	-	12,503
Federal Reserve Bank stock	949	949	-	-
Federal Home Loan Bank stock	2,091	2,091	-	-

Liabilities:
Deposits	705,803	-	705,803	-
Long-term debt	15,138	-	15,138	-

December 31, 2011
Assets:
Loans, net	$468,283	-	468,283	-
Investment securities, non-taxable, held-to-maturity	10,734	-	-	10,734
Federal Reserve Bank stock	940	940	-	-
Federal Home Loan Bank stock	2,091	2,091	-	-

Liabilities:
Deposits	669,383	-	669,383	-
Long-term debt	22,570	-	22,570	-

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Discontinued Operations
LCNB sold its insurance agency subsidiary on March 23, 2011 and therefore its financial results are reported in the income statements as income from discontinued operations, net of taxes.  Income from discontinued operations for the nine months ended September 30, 2011 includes the gain recognized from the sale less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.  The following table summarizes income from discontinued operations for the period indicated (in thousands):

For the Nine Months
Ended September 30,
2011

Dakin Insurance Agency financial results:
Revenue	$381
Non-interest expenses	301
Income from operations before income taxes	80
Gain from sale of insurance agency	1,503
Closing costs related to sale	(60)
Curtailment expense on nonqualified defined benefit retirement plan	(191)
Provision for income taxes	(539)
Total income (loss) from discontinued operations, net of taxes	$793

There was no income from discontinued operations for the three months ended September 31, 2011.

Note 14 – Acquisition
On October 9, 2012, LCNB and First Capital Bancshares, Inc. (“First Capital”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which First Capital will be merged into LCNB in a stock and cash transaction valued at approximately $19.6 million.  Immediately following the merger of First Capital into LCNB, Citizens National Bank (“Citizens”), a wholly-owned subsidiary of First Capital, will be merged into LCNB National Bank.  Citizens operates six full–service branches with a main office and two other facilities in Chillicothe, Ohio and one branch in each of Frankfort, Ohio, Clarksburg, Ohio, and Washington Court House, Ohio.  These offices will become branches of LCNB after the merger.  As of December 31, 2011, First Capital had total assets of $148.2 million, deposits of $132.0 million, net loans of $104.8 million and shareholders’ equity of $13.7 million.

Under the terms of the Merger Agreement, the shareholders of First Capital common stock will be entitled to elect to receive, for each share of First Capital Common Stock, (i) $30.76 in cash, (ii) 2.329 common shares of LCNB (subject to an adjustment based upon the average closing price of LCNB common shares for the 25 trading days prior to the effective date of the merger), or (iii) a combination of cash and LCNB common stock.  A First Capital shareholder’s election to receive cash or stock is subject to allocation procedures that will ensure that no more than 50% and no less than 40% of the outstanding First Capital shares are exchanged for cash and that no more than 60% and no less than 50% of the outstanding First Capital shares are exchanged for LCNB common shares.  Subject to adoption of the Merger Agreement by the shareholders of First Capital, approval of the merger by regulatory authorities, and the satisfaction of other customary closing conditions, the transaction is anticipated to be completed during the fourth quarter 2012 or the first quarter 2013.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Recent Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”   The provisions of ASU No. 2012-02 permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test, as is currently required by GAAP.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  As LCNB does not have any indefinite-lived intangible assets, other than goodwill, the adoption of ASU No. 2012-02 is expected to have no impact on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries (“LCNB”) as of September 30, 2012, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2012 and 2011, and the related consolidated statements of shareholders’ equity and cash flows for each of the nine-month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of LCNB's management.

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
November 5, 2012

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

Results of Operations
Net income for the three months ended September 30, 2012 was $1,847,000 (total basic and diluted earnings per common share of $0.27) and $6,111,000 (total basic and diluted earnings per common share of $0.91 and $0.90, respectively) for the nine months ended September 30, 2012.  This compares to net income from continuing operations of $1,867,000 (total basic and diluted earnings per common share of $0.28) and $5,368,000 (total basic and diluted earnings per common share of $0.80) for the same three and nine-month periods in 2011.

Net income for the nine months ended September 30, 2011 included income from discontinued operations of $793,000, which consisted of a gain recognized on the sale of LCNB’s insurance agency subsidiary, Dakin Insurance Agency, Inc., less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.

The provision for loan losses for the three and nine months ended September 30, 2012 was $436,000 and $742,000, respectively, down from $588,000 and $1,476,000 for the same periods in 2011.  Credit quality continued to stabilize during 2012, resulting in a decline in the provision.  Net loan charge-offs for the first nine months of 2012 and 2011 totaled $807,000 and $876,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $2,799,000 or 0.61% of total loans at September 30, 2012, compared to $3,707,000 or 0.80% of total loans at December 31, 2011.  The decrease was primarily due to the transfer of a non-accrual commercial real estate loan to other real estate owned during the first quarter 2012 and to partial charge-offs recognized on various loans.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets increased from $1,642,000 at December 31, 2011 to $2,314,000 at September 30, 2012.

Net interest income for the three months and nine months ended September 30, 2012 decreased $225,000 and $307,000, respectively, from the comparative periods in 2011.  The decreases for both periods were primarily due to decreases in the net interest margin, partially offset by increases in average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest income for the three and nine-month periods in 2012 was $172,000 and $513,000, respectively, greater than the comparative periods in 2011 primarily due to increases in gains from sales of investment securities and mortgage loans.  One-time fees recognized by the trust department during the first quarter 2012 also contributed to the increase during the nine-month period.  These increases were partially offset by a decrease in service charges and fees on deposit accounts.

Non-interest expense for the three months ended September 30, 2012 was $128,000 greater than the comparative period in 2011 due to increases in various accounts.  Non-interest expense for the nine months ended September 30, 2012 was $186,000 less than the comparative period in 2011 primarily due to decreases in FDIC insurance premiums and other expenses, partially offset by increases in a number of other accounts.  The decrease in other expenses in 2012 reflects the absences of losses recognized during 2011 on a standby letter of credit and certain environmental remediation costs.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2012 vs. 2011.
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2012 and 2011, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$457,138	$5,822	5.05%	$454,192	$6,294	5.50%
Interest-bearing demand deposits	10,175	4	0.16%	10,641	6	0.22%
Federal Reserve Bank stock	949	-	-%	941	-	-%
Federal Home Loan Bank stock	2,091	22	4.17%	2,091	21	3.98%
Investment securities:
Taxable	197,971	941	1.89%	198,189	1,036	2.07%
Non-taxable (2)	85,135	932	4.34%	76,550	938	4.86%
Total earnings assets	753,459	7,721	4.07%	742,604	8,295	4.43%
Non-earning assets	63,687			65,271
Allowance for loan losses	(2,925)			(3,030)
Total assets	$814,221			$804,845

Interest-bearing deposits	$579,128	1,050	0.72%	$586,380	1,371	0.93%
Short-term borrowings	14,544	4	0.11%	12,050	6	0.20%
Long-term debt	17,561	136	3.07%	21,834	160	2.91%
Total interest-bearing liabilities	611,233	1,190	0.77%	620,264	1,537	0.98%
Demand deposits	114,053			101,513
Other liabilities	7,369			6,725
Capital	81,566			76,343
Total liabilities and capital	$814,221			$804,845

Net interest rate spread (3)			3.30%			3.45%

Net interest income and net interest margin on a taxable-equivalent basis (4)		$6,531	3.44%		$6,758	3.61%

Ratio of interest-earning assets to interest-bearing liabilities	123.27%			119.72%

(1)	Includes nonaccrual loans, if any.
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2012 as compared to the same period in 2011.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30, 2012 vs. 2011
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$41	(513)	(472)
Interest-bearing demand deposits	-	(2)	(2)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	1	1
Investment securities:
Taxable	(1)	(94)	(95)
Nontaxable	99	(105)	(6)
Total interest income	139	(713)	(574)

Interest-bearing Liabilities:
Deposits	(17)	(304)	(321)
Short-term borrowings	1	(3)	(2)
Long-term debt	(33)	9	(24)
Total interest expense	(49)	(298)	(347)
Net interest income	$188	(415)	(227)

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2012 totaled $6,531,000, a decrease of $227,000 from the comparable period in 2011.  Total interest income decreased $574,000, partially offset by a decrease in total interest expense of $347,000.

The decrease in total interest income was due to a 36 basis point (one basis point equals 0.01%) decrease in the average rate earned on earning assets, partially offset by a $10.9 million increase in average earning assets.  The increase in interest earning assets was primarily due to a $8.4 million increase in average investment securities and a $2.9 million increase in average loans.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

The decrease in total interest expense was primarily due to a 21 basis point decrease in the average rate paid, primarily due to general decreases in market interest rates, and secondarily due to a $9.0 million decrease in average interest-bearing liabilities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2012 vs. 2011.
The following table presents, for the nine months ended September 30, 2012 and 2011, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Nine Months Ended September 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$458,548	$17,950	5.23%	$457,663	$19,289	5.64%
Interest-bearing demand deposits	12,002	19	0.21%	15,878	28	0.24%
Federal Reserve Bank stock	946	28	3.95%	940	28	3.98%
Federal Home Loan Bank stock	2,091	68	4.34%	2,091	68	4.35%
Investment securities:
Taxable	190,845	2,810	1.97%	171,186	2,826	2.21%
Non-taxable (2)	82,395	2,774	4.50%	78,773	2,979	5.06%
Total earnings assets	746,827	23,649	4.23%	726,531	25,218	4.64%
Non-earning assets	64,053			65,978
Allowance for loan losses	(2,878)			(2,861)
Total assets	$808,002			$789,648

Interest-bearing deposits	$576,636	3,332	0.77%	$575,168	4,454	1.04%
Short-term borrowings	12,716	12	0.13%	12,263	23	0.25%
Long-term debt	19,695	440	2.98%	23,152	499	2.88%
Total interest-bearing liabilities	609,047	3,784	0.83%	610,583	4,976	1.09%
Demand deposits	111,766			100,077
Other liabilities	6,908			5,602
Capital	80,281			73,386
Total liabilities and capital	$808,002			$789,648

Net interest rate spread (3)			3.40%			3.55%

Net interest income and net interest margin on a taxable-equivalent basis (4)		$19,865	3.55%		$20,242	3.73%

Ratio of interest-earning assets to interest-bearing liabilities	122.62%			118.99%

(1)	Includes nonaccrual loans, if any. Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2012 as compared to the same period in 2011.

	Nine Months Ended
	September 30, 2012 vs. 2011
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$37	(1,376)	(1,339)
Interest-bearing demand deposits	(6)	(3)	(9)
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	-	-	-
Investment securities:
Taxable	306	(322)	(16)
Nontaxable	133	(338)	(205)
Total interest income	470	(2,039)	(1,569)

Interest-bearing Liabilities:
Deposits	11	(1,133)	(1,122)
Short-term borrowings	1	(12)	(11)
Long-term debt	(77)	18	(59)
Total interest expense	(65)	(1,127)	(1,192)
Net interest income	$535	(912)	(377)

Net interest income on a fully tax-equivalent basis for the first nine months of 2012 totaled $19,865,000, a $377,000 decrease from the same nine month period of 2011.  Total interest income decreased $1,569,000, largely offset by a $1,192,000 decrease in total interest expense.

The decrease in total interest income was due to a 41 basis point decrease in the average rate earned on earning assets, partially offset by a $20.3 million increase in average total earning assets.  The increase in average earning assets was primarily due to a $23.3 million increase in average investment securities.  The decrease in the average rate earned on earning assets was primarily due to general decreases in market interest rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was due primarily to a 26 basis point decrease in the average rate paid on interest-bearing liabilities and, to a lesser extent, a $1.5 million decrease in average interest-bearing liabilities.  The decrease in the average rate paid also reflects a general decrease in market rates.
The decrease in average interest-bearing liabilities was due to a $3.5 million decrease in average long-term borrowings.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended September 30, 2012 and 2011 was $436,000 and $588,000, respectively, and $742,000 and $1,476,000 for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in the provision reflects a stabilization in the credit quality of the loan portfolio in part due to relatively stable regional market conditions.

Non-Interest Income

Three Months Ended September 30, 2012 vs. 2011.
Non-interest income for the third quarter of 2012 was $172,000 greater than for the comparable period in 2011 primarily due to a $154,000 increase in net gains on sales of securities and a $116,000 increase in gains from sales of mortgage loans, both due to a higher volume of sales.  These increases were partially offset by a $46,000 decrease in service charges and fees on deposit accounts, a $23,000 decrease in trust income, and a $21,000 decrease in other operating income.  Services charges and fees on deposit accounts decreased primarily due to decreased overdraft fees, partially offset by increases in check card income and other service charges.

Nine Months Ended September 30, 2012 vs. 2011.
Non-interest income for the first nine months of 2012 was $513,000 greater than for the comparable period in 2011.  The increase was due to a $197,000 increase in trust income, a $194,000 increase in net gains on sales of securities, and a $268,000 increase in gains from sales of mortgage loans.  Trust income increased primarily due to estate fees recognized during the first quarter 2012.  Gains from sales of investment securities and mortgage loans increased for substantially the same reasons mentioned above.  These increases were partially offset by a $112,000 decrease in service charges and fees on deposit accounts for substantially the same reasons mentioned above.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results ofOperations (continued)

Non-Interest Expense

Three Months Ended September 30, 2012 vs. 2011.
Total non-interest expense increased $128,000 during the third quarter 2012 as compared to the third quarter 2011 primarily due to a $76,000 increase in salaries and employee benefits and a $100,000 increase in other non-interest expense.  Salaries and employee benefits increased primarily due to increased costs in wages and LCNB’s various retirement plans.   The increase in other non-interest expense included increased ATM and telephone system costs, increased other real estate owned expenses due to increase in such properties, and increased losses from fraudulent check card transactions.

Nine Months Ended September 30, 2012 vs. 2011.
Total non-interest expense decreased $186,000 during the nine months ended September 30, 2012 as compared to the same period in 2011.  FDIC insurance premiums decreased by $265,000 primarily due to the implementation of a new assessment base that uses total assets and tier one capital as opposed to deposits.  Also contributing to the decrease in total non-interest expense is the absence during the 2012 period of a $56,000 loss, net of recoveries, recognized during the first half 2011 on a standby letter of credit, $52,000 in environmental remediation costs recognized during the first quarter 2011 for the lot on which the new Lebanon drive-up facility was constructed, and $50,000 in NASDAQ® application fees recognized during the third quarter 2011.  These 2011 costs were included in other non-interest expense.

Partially offsetting the above decreases were a $63,000 increase in occupancy expenses and a $39,000 increase in marketing expenses.  Equipment expenses increased due to increased depreciation expense from data technology upgrades and marketing expenses increased due to increased use of television advertising and promotional activities.  Other non-interest expense included increased ATM and telephone system costs and increased losses from fraudulent check card transactions.  Also included in other non-interest expense is a $76,000 write-down in other real estate owned properties recognized during the first quarter 2012.

Income Taxes
LCNB’s effective tax rates for continuing operations for the nine months ended September 30, 2012 and 2011 were 24.9% and 23.4%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
Total assets at September 30, 2012 were $25.6 million greater than at December 31, 2011, caused by a $37.5 million increase in total deposits.  The deposit growth was primarily invested in cash and cash equivalents, which grew $13.5 million, and in investment securities, which grew $13.5 million.

Net loans decreased $3.8 million primarily due to declines in a variety of loan categories, which were partially offset by an $11.6 million increase in the commercial real estate loan portfolio.  These totals do not reflect $19.3 million of residential real estate loans that were originated and sold to the Federal Home Loan Mortgage Corporation during 2012.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in total deposits was primarily due to a $33.7 million increase in public fund deposits by local government entities.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.  The deposit growth was used to reduce short-term borrowings, which decreased $9.5 million between September 30, 2012 and December 31, 2011, pay off a $6.0 million Federal Home Loan Bank advance that matured in August 2012, fund growth in the investment portfolio, and enhance LCNB’s liquidity position for anticipated future needs.

During June 2012, the Board of Governors of the Federal Reserve System, Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued three proposed rules that would significantly revise current regulatory capital requirements for financial institutions.  Among other items, the proposals would:

•	Introduce a new requirement that common equity Tier 1 capital be at least 4.5% of risk-weighted assets;
•	Increase the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6%;
•	Introduce a new requirement to maintain a capital conservation buffer in excess of other minimum risk-based capital ratios of at least 2.5% of risk-weighted assets;
•	Revise capital definitions and risk-weighting categories for various assets; and
•	Revise the prompt corrective action framework by increasing category thresholds to reflect the new requirements.

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

Liquidity
LCNB depends on dividends from its subsidiaries for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders.  National banking law limits the amount of dividends the Bank may pay to the sum of retained net income for the current year plus retained net income for the previous two years.  Prior approval from the Office of the Comptroller of the Currency, the Bank’s primary regulator, is necessary for the Bank to pay dividends in excess of this amount.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.  Management believes the Bank will be able to pay anticipated ordinary dividends to LCNB Corp. without needing to request approval.  The Bank may need to request approval for a special dividend to LCNB Corp. for the specific purpose of funding the cash portion of the purchase price for the acquisition of First Capital Bancshares, Inc.  The Bank is not aware of any reasons why it would not receive such approval.

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At September 30, 2012, LCNB’s liquid assets amounted to $298.8 million or 36.6% of total assets, an increase from $273.5 million or 34.6% of total assets at December 31, 2011.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB’s market area.  Approximately 76.9% of total deposits at September 30, 2012 were “core” deposits, compared to 79.9% of deposits at December 31, 2011.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of the down 200 and down 300 basis point scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2012 IRSA indicates that an increase in interest rates would have a positive effect on net interest income (“NII”) and a decrease in interest rates would have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$26,270	1,492	6.02%
Up 200	25,725	947	3.82%
Up 100	25,193	415	1.67%
Base	24,778	-	-%
Down 100	24,518	(260)	(1.05)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2012 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE and a decrease in rates would have a positive effect on the EVE.  The changes in eve for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$80,130	(3,109)	(3.74)%
Up 200	81,683	(1,556)	(1.87)%
Up 100	82,569	(670)	(0.80)%
Base	83,239	-	-%
Down 100	93,647	10,408	12.50%

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

Item 4.  Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of September 30, 2012, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

No material changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period of this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

During the period covered by this report, LCNB did not purchase any shares of its equity securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
2
Agreement and Plan of Merger dated as of October 9, 2012 by and between LCNB Corp. and First Capital Bancshares, Inc.  – incorporated by reference to the Registrant’s Form 8-K filed on October 9, 2012, Exhibit 2.1.

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

101
The following financial information from LCNB Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 5, 2012	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

November 5, 2012	/s/Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer