Form 10-K
period 2012-12-31
LCNB CORP
filed 2013-02-26
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

COMMON STOCK, NO PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes          ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes          ☒ No

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

☐ Large accelerated filer	☒Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes          ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2012, determined using a per share closing price on that date of $13.33 as quoted on the NASDAQ Capital Market, was $85,277,689.

As of February 25, 2013, 7,620,914 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 23, 2013, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2012 are incorporated by reference into Part III.

LCNB CORP.

For the Year Ended December 31, 2012

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

DESCRIPTION OF LCNB CORP.'S BUSINESS

General Description

LCNB Corp., an Ohio corporation formed in December, 1998, is a financial holding company headquartered in Lebanon, Ohio.  Substantially all of the assets, liabilities and operations of LCNB Corp. are attributable to its wholly-owned subsidiary, LCNB National Bank (the "Bank").  LCNB Corp. and its subsidiary are herein collectively referred to as “LCNB.”

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

On January 11, 2013, LCNB consummated a merger with First Capital Bancshares, Inc. (“First Capital”) in a stock and cash transaction valued at approximately $20.2 million.  Immediately following the merger of First Capital into LCNB, Citizens National Bank (“Citizens”), a wholly-owned subsidiary of First Capital, was merged into LCNB National Bank.  At that time, Citizens’ six full–service offices became offices of LCNB.  Three of these offices are located in Chillicothe, Ohio and one office is located in each of Frankfort, Ohio, Clarksburg, Ohio, and Washington Court House, Ohio.

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

Loan products offered include commercial and industrial loans, commercial and residential real estate loans, construction loans, various types of consumer loans, and Small Business Administration loans.  The Bank's residential mortgage lending activities consist primarily of loans for purchasing or refinancing personal residences, home equity lines of credit, and loans for commercial or consumer purposes secured by residential mortgages.  Most fixed-rate residential real estate loans are sold to the Federal Home Loan Mortgage Corporation with servicing retained.  Consumer lending activities include automobile, boat, home improvement and personal loans. The Bank also offers indirect financing through various automotive, boat, and lawn and garden dealers.

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

Other services offered include safe deposit boxes, night depositories, travelers' checks, money orders, cashier's checks, bank-by-mail, ATMs, cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer based cash management services, 24 hour telephone banking, PC Internet banking, mobile banking, and other services tailored for both individuals and businesses.

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Market Area

LCNB’s primary market area consists of Warren, Butler, and Clinton Counties and portions of Hamilton, Clermont, and Montgomery Counties in Southwestern Ohio.  Certain demographic information for Warren, Butler, Clinton, Hamilton, and Montgomery Counties are as follows:

	Warren	Butler	Clinton	Hamilton	Montgomery
Population, 2000 census	158,383	332,807	40,543	845,303	559,062
Population, 2010 census	212,693	368,130	42,040	802,374	535,153
Percentage increase/decrease in population	34.3%	10.6%	3.0%	-5.1%	-4.3%
Estimated percentage of persons below poverty level	5.9%	12.8%	14.0%	15.4%	15.7%
Estimated median household income	$71,274	$54,788	$46,261	$48,234	$43,965
Median age	37.0	35.7	37.7	36.9	38.7
Unemployment rate:
December 2012	5.6%	6.0%	9.7%	6.2%	7.0%
December 2011	7.0%	7.9%	11.1%	7.5%	8.5%
December 2010	8.4%	8.8%	15.0%	8.5%	10.1%

Once primarily a rural county (its population according to the 1950 census was only 38,505), Warren County experienced significant growth during the latter half of the twentieth century and into the twenty-first century.  Many people who now live in Warren County are employed by companies located in the Cincinnati and Dayton metropolitan areas.  People employed within Warren County usually work in the trade, transportation, and utilities sector, the manufacturing sector, the professional and businesses services sector, and the leisure and hospitality sector.  A sizable tourist industry that includes King’s Island and the Ohio Renaissance Festival provides a number of temporary summer jobs.  Not including local government entities and school districts, which are significant sources of employment, the top five major employers in Warren County are Macy’s Credit and Customer Service, Procter and Gamble’s Mason Business Center, Atrium Medical Center (a hospital), WellPoint (health insurance), and Luxottica.

Butler County was historically a rural area with the exception of three urban centers.  Hamilton and Middletown were both manufacturing centers.  As is true with many manufacturing communities in the Midwest, many of the manufacturing companies in Hamilton and Middletown have either closed or greatly diminished their workforces and these jobs have been largely replaced with lower-paying service oriented jobs.   Oxford is the home of Miami University and Oxford’s businesses primarily serve the college students.

Most of the growth in Butler County has occurred in West Chester, Liberty, and Fairfield Townships.  Many of the people living in these townships are employed by companies located in the Cincinnati metropolitan area.  People employed within Butler County usually work in the trade, transportation, and utilities sectors,  the manufacturing sector, the education and health services sectors, the professional and business services sectors, and the leisure and hospitality sector.  Not including local government entities and school districts, the top five major employers in Butler County are Miami University, AK Steel, Cincinnati Financial Corp. (insurance), GE Aviation, and Fort Hamilton Hospital.  In addition to Fort Hamilton Hospital, Mercy Hospital Fairfield, McCullough-Hyde Memorial Hospital, West Chester Hospital, and Bethesda Butler County TriHealth Hospital are located in Butler County and collectively are a significant source of health-related employment.

Clinton County remains mostly rural.  Wilmington, with a 2010 census population of 12,520, is the largest city.  The next largest is Blanchester, with a 2010 census population of 4,243.  The unemployment rates at December 2010, 2011, and 2012 are unusually high, even for the current economy, because of the loss of a dominant employer.  DHL, an overnight shipping company, owned the Wilmington Air Park, a decommissioned air force base, and maintained hub operations at this location.  In 2008, Wilmington Air Park discontinued operations, resulting in the direct loss of approximately 8,000 jobs, not including job losses sustained by other businesses dependent on the air park operations.  Certain services subcontracted to ABX Air and ASTAR Air Cargo continue, but with greatly diminished work forces.

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

LCNB Corp. and the Bank are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the customers and depositors of LCNB's subsidiary.  These laws and regulations govern such areas as permissible activities, loans and investments, and rates of interest that can be charged on loans and reserves.  LCNB and the Bank also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio.  Set forth below are brief descriptions of selected laws and regulations applicable to LCNB and the Bank.

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

At December 31, 2012, the Bank was well capitalized based on FDICIA's guidelines.

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

The Sarbanes-Oxley Act of 2002 ("SOX") became effective on July 30, 2002.  The purpose of SOX is to strengthen accounting oversight and corporate accountability by enhancing disclosure requirements, increasing accounting and auditor regulation, creating new federal crimes, and increasing penalties for existing federal crimes.  SOX directly impacts publicly traded companies, certified public accounting firms auditing public companies, attorneys who work for public companies or have public companies as clients, brokerage firms, investment bankers, and financial analysts who work for brokerage firms or investment bankers.  Key provisions affecting LCNB include:

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

The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”) were both signed into law during February, 2006.  The provisions of the Deposit Insurance Reform Acts included:

1.	Merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund called the Deposit Insurance Fund, effective March 31, 2006;

2.	Increasing insurance coverage for retirement accounts from $100,000 to $250,000, effective April 1, 2006;

3.	Adjusting deposit insurance levels of $100,000 for non-retirement accounts and $250,000 for retirement accounts every five years based on an inflation index;

4.	Eliminating a 1.25% hard target Designated Reserve Ratio, as defined, and giving the FDIC discretion to set the Designated Reserve Ratio within a range of 1.15% to 1.50% for any given year;

5.	Eliminating certain restrictions on premium rates the FDIC charges covered institutions and establishing a risk-based premium system; and

6.	Providing for a one-time credit for institutions that paid premiums to the Bank Insurance Fund or the Savings Association Insurance Fund prior to December 31, 1996.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became effective on July 21, 2010.  The Dodd-Frank Act includes provisions that specifically affect financial institutions and other entities providing financial services and other corporate governance and compensation provisions that will affect most public companies.

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

The Dodd-Frank Act provided for temporary unlimited deposit insurance for non-interest bearing transaction accounts.  With several important differences, the unlimited coverage was similar to coverage provided by the FDIC’s Transaction Account Guarantee Program (the “TAGP”), which expired December 31, 2010, as extended.  The Dodd-Frank Act coverage was in effect from January 1, 2011 to December 31, 2012.  All insured institutions had unlimited coverage for non-interest bearing transactions under Dodd-Frank; financial institutions could opt-out of the TAGP.  Only non-interest bearing transaction accounts and accounts commonly known as Interest on Lawyers Trust Accounts (“IOLTAs”) were covered under the Dodd-Frank provisions.  Under TAGP, low-interest NOW accounts were included.

On November 9, 2010, the FDIC issued a final rule implementing Section 343 of the Dodd-Frank Act providing for unlimited insurance coverage of noninterest-bearing transaction accounts and Interest on Lawyers Trust Accounts beginning on December 31, 2010 and ending on December 31, 2012.  The extended coverage was available to all depositors including consumer, businesses, and government entities.  Money market deposit accounts and NOW accounts were not eligible for the unlimited coverage, even if no interest was paid on the accounts.

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

Employees

As of December 31, 2012, LCNB employed 217 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

Divestitures

In March 2011, LCNB Corp. sold Dakin Insurance Agency Inc. (“Dakin”) to an independent insurance agency and therefore its financial results are reported in the income statements as income from discontinued operations, net of tax.

Availability of Financial Information

LCNB files unaudited quarterly financial reports on Form 10-Q, annual financial reports on Form 10-K, current reports on Form 8-K, and amendments to these reports are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC.  Copies of these reports are available free of charge in the shareholder information section of the Bank's website, www.lcnb.com, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, or by writing to:

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2012	2011	2010
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury notes	$18,686	17,550	19,585
U.S. Agency notes	90,606	82,927	82,862
U.S. Agency mortgage-backed securities	52,541	52,287	33,094
Corporate securities	3,067	6,365	2,025
Municipal securities	89,723	91,610	96,396
Mutual funds	2,168	2,125	1,053
Trust preferred securities	245	564	604
Equity securities	1,470	578	263
Total securities available-for-sale	258,506	254,006	235,882

Securities held-to-maturity:
Municipal securities	15,424	10,734	12,141

Federal Reserve Bank stock	949	940	939
Federal Home Loan Bank stock	2,091	2,091	2,091
Total securities	$276,970	267,771	251,053

Contractual maturities of securities at December 31, 2012, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized	Fair		Amortized	Fair
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)

U.S. Treasury notes:
Five to ten years	$18,462	18,686	1.10%	-	-	-%
Total U.S. Treasury notes	18,462	18,686	1.10%	-	-	-%

U.S. Agency notes:
One to five years	31,264	32,239	1.58%	-	-	-%
Five to ten years	58,108	58,367	1.39%	-	-	-%
Total U.S. Agency notes	89,372	90,606	1.46%	-	-	-%

Corporate securities:
Within one year	1,000	1,000	2.21%	-	-	-%
One to five years	2,032	2,067	1.23%	-	-	-%
Total corporate securities	3,032	3,067	1.56%	-	-	-%

Municipal securities (1):
Within one year	7,023	7,091	2.35%	6,701	6,701	1.67%
One to five years	38,204	40,325	3.80%	985	985	3.90%
Five to ten years	30,206	32,167	4.04%	3,928	3,928	6.56%
After ten years	9,922	10,140	3.94%	3,810	3,810	8.62%
Total Municipal securities	85,355	89,723	3.78%	15,424	15,424	4.77%

U.S. Agency mortgage-backed securities	51,121	52,541	2.41%	-	-	-%
Mutual Funds	2,138	2,168	2.48%	-	-	-%
Trust preferred securities	250	245	8.13%	-	-	-%
Equity securities	1,390	1,470	3.96%	-	-	-%

Totals	$251,120	258,506	2.50%	15,424	15,424	4.77%

(1)	Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 34% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2012.

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

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$26,236	5.8%	30,990	6.7%	36,122	7.9%	42,807	9.3%	38,724	8.6%
Commercial, secured by real estate	230,256	50.7%	219,188	47.6%	196,136	43.1%	185,024	40.2%	174,493	38.5%
Residential real estate	183,132	40.4%	186,904	40.5%	190,277	41.9%	193,293	42.0%	194,039	42.8%
Consumer	10,554	2.3%	14,562	3.2%	19,691	4.3%	26,185	5.7%	33,369	7.4%
Agricultural	1,668	0.4%	2,835	0.6%	2,966	0.7%	3,125	0.7%	3,216	0.7%
Other loans, including deposit overdrafts	1,875	0.4%	6,554	1.4%	9,413	2.1%	9,422	2.1%	9,203	2.0%
	453,721	100.0%	461,033	100.0%	454,605	100.0%	459,856	100.0%	453,044	100.0%
Deferred origination costs, net	62		229		386		560		767
Total loans	453,783		461,262		454,991		460,416		453,811
Less allowance for loan losses	3,437		2,931		2,641		2,998		2,468
Loans, net	$450,346		458,331		452,350		457,418		451,343

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

Commercial, Secured by Real Estate Loans.  Commercial real estate loans include loans secured by a variety of commercial, retail, and office buildings, religious facilities, multifamily (more than two-family) residential properties, construction and land development loans, and other land loans. Commercial real estate loan products generally amortize over five to twenty-five years and are payable in monthly principal and interest installments.  Some have balloon payments due within one to ten years after the origination date.  Many have adjustable interest rates with adjustment periods ranging from one to ten years, some of which are subject to established “floor” and “ceiling” interest rates.

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

As of December 31, 2012, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2012:

(Dollars in thousands)

Maturing in one year or less	$18,150
Maturing after one year, but within five years	35,077
Maturing beyond five years	204,933
Total commercial and agricultural loans	$258,160

Loans maturing beyond one year:
Fixed rate	$68,152
Variable rate	171,858
Total	$240,010

Risk Elements

The following table summarizes non-accrual, past-due, and accruing restructured loans for the dates indicated:

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Non-accrual loans	$2,283	3,668	3,761	2,939	2,281
Past-due 90 days or more and still accruing	128	39	300	924	806
Accruing restructured loans	13,343	14,739	9,088	7,173	332
Total	$15,754	18,446	13,149	11,036	3,419
Percent to total loans	3.47%	4.00%	2.89%	2.40%	0.75%

LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2012, there were no material additional loans not already disclosed as non-accrual, accruing restructured, or accruing past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Commercial and industrial	$320	5.8%	162	6.7%	305	7.9%	546	9.3%	369	8.6%
Commercial, secured by real estate	2,296	50.7%	1,941	47.6%	1,625	43.1%	1,628	40.2%	1,182	38.5%
Residential real estate	712	40.4%	656	40.5%	459	41.9%	491	42.0%	471	42.8%
Consumer	108	2.3%	166	3.2%	246	4.3%	313	5.7%	429	7.4%
Agricultural	-	0.4%	-	0.6%	-	0.7%	-	0.7%	-	0.7%
Other loans, including deposit overdrafts	1	0.4%	6	1.4%	6	2.1%	9	2.1%	13	2.0%
Unallocated	-	-%	-	-%	-	-%	11	-%	4	-%
Total	$3,437	100.0%	2,931	100.0%	2,641	100.0%	2,998	100.0%	2,468	100.0%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2012:

(Dollars in thousands)

Maturity within 3 months	$5,480
After 3 but within 6 months	9,549
After 6 but within 12 months	12,295
After 12 months	37,157
$64,481

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

New capital requirements could adversely affect LCNB’s capital ratios
The Dodd-Frank Act directs federal bank regulators to develop new capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher-risk areas, or concentrations in assets whose reported values are based on models.

During June 2012, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued three proposed rules that would significantly revise current regulatory capital requirements for financial institutions.  Among other items, the proposals, if adopted, would:

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

If issued as proposed, the new requirements would have phased in starting in 2013 with full implementation in 2019.  During November 2012, the Board of Governors of the Federal Reserve System,   the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation announced that, in light of the volume of comments received and the wide range of views expressed during the comment period, the three agencies did not expect that any of the proposed rules would become effective on January 1, 2013.  The exact nature of the final requirements, the timing of implementation, or their impact on LCNB cannot be predicted at this time.

LCNB’s financial results may be adversely affected by current economic conditions and resulting government legislation.
The United States economy was in an economic recession during much of 2008 and 2009, which reduced business activity across a wide range of industries and regions.  Economic conditions have slowly improved since then, but many government entities and businesses are still experiencing financial difficulties and unemployment remains at historically elevated levels.  A direct consequence has been increased loan delinquencies and charge-offs.

In response, the United States government has established and may continue to establish a variety of new programs and policies designed to mitigate the effects of the recession, stimulate the economy, and reduce the likelihood of future downturns.    The nature of future laws and regulations and their effect on LCNB’s operations cannot be predicted.

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

Gains from sales of mortgage loans may experience significant volatility.
Gains from sales of mortgage loans are highly influenced by the level and direction of mortgage interest rates, real estate activity, and refinancing activity.  Current historically low market interest rates created a refinancing demand for residential fixed-rate mortgage loans.  The increased volume of refinancing activity increased gains from sales of mortgage loans as LCNB sold most of these loans to the Federal Home Loan Mortgage Corporation.  An increase in market interest rates may decrease the demand for refinanced loans and decrease the gains from sales of mortgage loans recognized in LCNB’s consolidated statements of income.  Gains from sales of mortgage loans may also be impacted by changes in LCNB’s strategy to manage its residential mortgage portfolio. For example, LCNB may occasionally change the proportion of loan originations that are sold in the secondary market and instead add a greater proportion to its loan portfolio.

Increasing regulation of interchange reimbursement fees may affect LCNB’s earnings.
The Federal Reserve enacted a rule, effective October 1, 2011, setting the maximum interchange fee an electronic debit card issuer with more than $10 billion in assets may receive at the sum of 21 cents per transaction plus five basis points multiplied by the value of the transaction.  The Federal Reserve also issued a rule that allows for an upward adjustment of at most one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures to achieve the fraud prevention standards detailed in the interim final rule.  Although institutions with less than $10 billion in assets, including LCNB, are exempt from the new rules, many within the financial institutions industry believe that smaller institutions will need to match the pricing of those institutions with assets greater than $10 billion or lose business to the larger institutions.

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

LCNB also competes with numerous real estate brokerage firms, some owned by realty companies, for residential real estate mortgage loans.  Incentives offered by captive finance companies owned by the major automobile companies, primarily Ally Bank (formerly General Motors Acceptance Corporation) and Ford Motor Credit Company,  have limited the banking industry’s opportunities for growth in the new automobile loan market.  The banking industry now competes with brokerage firms and mutual fund companies for funds that would have historically been held as bank deposits.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of these competitors have fewer regulatory constraints and may have lower cost structures.

If LCNB is unable to attract and retain loan, deposit, brokerage, and trust customers, its growth and profitability levels may be negatively impacted.

Economic conditions in Southwestern Ohio could adversely affect LCNB’s financial condition and results of operations.
LCNB has 31 offices located in Warren, Butler, Clinton, Clermont, Hamilton, Fayette, Ross, and Montgomery Counties in Southern Ohio.  As a result of this geographic concentration, LCNB’s results are heavily influenced by economic conditions in this area. A further deterioration in economic conditions or a natural or manmade disaster in Southwestern Ohio or Ohio in general could have a material adverse impact on the ability of borrowers to make scheduled loan payments, the fair value of underlying loan collateral, the ability of depositors to maintain or add to deposit balances, the demand for trust and brokerage services, and the demand for other products and services offered by LCNB.

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

The repayment of loans secured by commercial real estate is often dependent upon the successful operation, development, or sale of the related real estate or commercial business and may, therefore, be subject to adverse conditions in the real estate market or economy. If the cash flow from operations is reduced, the borrower’s ability to repay the loan may be impaired. In such cases, LCNB may take one or more actions to protect its financial interest in the loan.  Such actions may include foreclosure on the real estate securing the loan, taking possession of other collateral that may have been pledged as security for the loan, or modifying the terms of the loan.  If foreclosed on, commercial real estate is often unique and may not be as salable as a residential home.

The fair value of LCNB’s investments could decline.
Most of LCNB’s investment securities portfolio is designated as available-for-sale.  Accordingly, unrealized gains and losses, net of tax, in the estimated fair value of the available-for-sale portfolio is recorded as other comprehensive income, a separate component of shareholders’ equity. The fair value of LCNB’s investment portfolio may decline, causing a corresponding decline in shareholders’ equity.  Management believes that several factors will affect the fair values of the investment portfolio including, but not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. These and other factors may impact specific categories of the portfolio differently and the effect any of these factors may have on any specific category of the portfolio cannot be predicted.

Approximately 38% of LCNB’s investment securities portfolio at December 31, 2012 was composed of municipal securities.  Many state and local governmental authorities have experienced deterioration of financial condition in recent years due to declining tax revenues, increased demand for services, and various other factors. To the extent LCNB has any municipal securities in its portfolio from issuers who are experiencing deterioration of financial condition or who may experience future deterioration of financial condition, the value of such securities may decline and could result in other-than-temporary impairment charges, which could have an adverse effect on LCNB’s financial condition and results of operations.  Additionally, a general, industry-wide decline in the fair value of municipal securities could significantly affect LCNB’s financial condition and results of operations.

Changes in income tax laws or interpretations or in accounting standards could materially affect LCNB’s financial condition or results of operations.
Changes in income tax laws could be enacted, or interpretations of existing income tax laws could change, causing an adverse effect to LCNB’s financial condition or results of operations. Similarly, new accounting standards may be issued by the Financial Accounting Standards Board (the “FASB”) or existing standards revised, changing the methods for preparing financial statements. These changes are not within LCNB’s control and may significantly impact its reported financial condition and results of operations.  FASB is currently working on various projects, including accounting for impaired financial instruments and accounting for leases.

LCNB is subject to environmental liability risk associated with lending activities.
A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on LCNB’s financial condition and results of operations.

The banking industry is highly regulated.
LCNB is subject to regulation, supervision, and examination by the Federal Reserve Board and the Bank is subject to regulation, supervision, and examination by the OCC.   LCNB and the Bank are also subject to regulation and examination by the FDIC as the deposit insurer.  The Bureau of Consumer Financial Protection is responsible for most consumer protection laws and has broad authority, with certain exceptions, to regulate financial products offered by banks.  Federal and state laws and regulations govern numerous matters including, but not limited to, changes in the ownership or control of banks, maintenance of adequate capital, permissible business operations, maintenance of deposit insurance, protection of customer financial privacy, the level of reserves held against deposits, restrictions on dividend payments, the making of loans, and the acceptance of deposits.  See the previous section titled “Supervision and Regulation” for more information on this subject.

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
Bank and thrift failures during 2009 and 2008 coupled with deteriorating economic conditions significantly decreased the deposit insurance fund’s reserve ratio.  The FDIC developed and implemented a restoration plan that included a special assessment on all member financial institutions in early 2009, followed by a required prepayment in December 2009 of premiums relating to the period for 2010 through 2012.  The FDIC implemented a new assessment base during 2011 that uses total assets and tier one capital as opposed to deposits.  LCNB’s premiums decreased under the new assessment base, but the likelihood of future rate increases and the imposition of additional special assessments are indeterminable.

The FDIC may borrow up to $100 billion from the U.S. Treasury.  Although no borrowings were outstanding at December 31, 2012, LCNB cannot predict if the FDIC will borrow funds in the future.  The source for repaying any future borrowings will be the premiums paid by financial institutions, which may necessitate additional rate increases or special assessments.

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

LCNB’s ability to pay cash dividends is limited.
LCNB is dependent upon the earnings of the Bank for funds to pay dividends on its common shares.  The payment of dividends by LCNB and the Bank is subject to certain regulatory restrictions.  As a result, any payment of dividends in the future will be dependent, in large part, on the ability of LCNB and the Bank to satisfy these regulatory restrictions and on the Bank’s earnings, capital levels, financial condition, and other factors.  Although LCNB’s financial earnings and financial condition have allowed it to declare and pay periodic cash dividends to shareholders, there can be no assurance that the current dividend policy or the amount of dividend distributions will continue in the future.

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

On January 11, 2013, First Capital merged into LCNB Corp. and First Capital’s wholly owned subsidiary, Citizens National Bank, merged into LCNB National Bank.  At that time, the following locations became offices of LCNB:

	Name of Office	Address

1.	Chillicothe Office	33 West Main Street Chillicothe, Ohio 45601	Owned

2.	Frankfort Office	Springfield and Main Streets Frankfort, Ohio 45628	Owned

3.	Western Avenue Office	1006 Western Avenue Chillicothe, Ohio 45601	Owned

4.	Bridge Street Office	1240 North Bridge Street Chillicothe, Ohio 45601	Owned

5.	Washington Court House Office	100 Crossings Drive Washington Court House, Ohio 43160	(1)

6.	Clarksburg Office	10820 Main Street Clarksburg, Ohio 43115	Owned

(1)	The Bank owns the Washington Court House office building and leases the land.

Item 3.  Legal Proceedings

Except for routine litigation incidental to its businesses, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any such proceedings.

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 654 registered holders of its common stock as of December 31, 2012.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  On September 8, 2011, LCNB’s stock began trading on the NASDAQ Capital Market exchange under the symbol “LCNB.”  Before that date, it traded on the NASDAQ Over-The-Counter Bulletin Board, also under the symbol "LCNB."  Trade prices for shares of LCNB Common Stock are set forth below.  Prior to its listing on the NASDAQ Capital Market exchange, trade prices for shares of LCNB common stock were reported through registered securities dealers and trades could have occurred during those periods without the knowledge of LCNB.  The trade prices shown below are interdealer without retail markups, markdowns, or commissions.

	2012		2011
	High	Low	High	Low

First Quarter	$13.44	12.34	12.25	11.56
Second Quarter	14.49	12.80	13.00	11.70
Third Quarter	13.75	12.84	14.22	11.85
Fourth Quarter	14.49	13.10	13.70	12.22

The following table presents cash dividends per share declared and paid in the periods shown.

	2012	2011

First Quarter	$0.16	0.16
Second Quarter	0.16	0.16
Third Quarter	0.16	0.16
Fourth Quarter	0.16	0.16
Total	$0.64	0.64

It is expected that LCNB will continue to pay dividends on a similar schedule, to the extent permitted by business and other factors beyond management's control.

LCNB depends on dividends from the Bank for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders. National banking law limits the amount of dividends the Bank may pay to the sum of retained net income, as defined, for the current year plus retained net income for the previous two years. Prior approval from the OCC, the Bank’s primary regulator, would be necessary for the Bank to pay dividends in excess of this amount. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. Management believes the Bank will be able to pay anticipated ordinary dividends to LCNB without needing to request approval.

During the period of this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two of which continue to be in effect – the “Market Repurchase Program and the “Private Sale Repurchase Program.”  Any shares purchased will be held for future corporate purposes.

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through December 31, 2012, 290,444 shares have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2012.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception through December 31, 2012.  No shares were purchased under the Private Sale Repurchase Program during 2012.

LCNB established an Ownership Incentive Plan during 2002 that allows for the issuance of up to 200,000 shares of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.   The following table shows information relating to stock options outstanding at December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	110,586	$12.42	87,270
Equity compensation plans not approved by security holders	-	-	-
Total	110,586	$12.42	87,270

A total of 2,511 restricted shares were granted to an executive officer in February 2010 and vested in November 2010.  Until they vested, they were restricted from sale, transfer, or assignment in accordance with the terms of the agreement under which they were issued.  At the date of vesting, the shares were issued from treasury stock and, therefore, did not affect the number of securities remaining available for future issuance in the table above.  No restricted shares were granted prior to February 2010 or during 2011 or 2012.

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite, the SNL Midwest OTC-BB and Pink Sheet Banks, and the SNL Midwest Bank indexes.  This graph covers the period from December 31, 2007 through December 31, 2012.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2007 in LCNB common stock, the NASDAQ Composite, the SNL Midwest OTC-BB and Pink Sheet Banks, and the SNL Midwest Bank Index and that all dividends were reinvested.

LCNB Corp.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
LCNB Corp.	100.00	83.09	103.45	124.18	141.76	157.27
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Midwest OTC-BB and Pink Banks Index	100.00	74.53	63.59	67.50	66.87	77.21
SNL Midwest Bank	100.00	65.79	55.75	69.23	65.39	78.71

Source : SNL Financial LC, Charlottesville, VA
© 2013
www.snl.com

Item 6.  Selected Financial Data

The following represents selected consolidated financial data of LCNB for the years ended December 31, 2008 through 2012 and are derived from LCNB's consolidated financial statements.  Certain prior year data presented in this table have been reclassified to conform with the current year presentation.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$29,938	32,093	34,031	34,898	34,398
Interest expense	4,889	6,387	8,334	10,060	13,421
Net interest income	25,049	25,706	25,697	24,838	20,977
Provision for loan losses	1,351	2,089	1,680	1,400	620
Net interest income after provision for loan losses	23,698	23,617	24,017	23,438	20,357
Non-interest income	9,049	7,764	8,887	7,180	6,759
Non-interest expenses	21,682	21,849	21,277	20,686	18,555
Income before income taxes	11,065	9,532	11,627	9,932	8,561
Provision for income taxes	2,795	2,210	2,494	2,245	2,134
Net income from continuing operations	8,270	7,322	9,133	7,687	6,427
Income from discontinued operations, net of tax	-	793	240	79	176
Net income	8,270	8,115	9,373	7,766	6,603
Preferred stock dividends and discount accretion	-	-	-	1,108	-
Net income available to common shareholders	8,270	8,115	9,373	6,658	6,603

Dividends per common share	$0.64	0.64	0.64	0.64	0.64
Basic earnings per common share:
Continuing operations	1.23	1.09	1.37	0.99	0.96
Discontinued operations	-	0.12	0.03	0.01	0.03
Diluted earnings per common share:
Continuing operations	1.22	1.08	1.36	0.98	0.96
Discontinued operations	-	0.12	0.03	0.01	0.03

Balance Sheet:
Securities	$276,970	267,771	251,053	217,639	139,272
Loans, net	450,346	458,331	452,350	457,418	451,343
Total assets	788,637	791,570	760,134	734,409	649,731
Total deposits	671,471	663,562	638,539	624,179	577,622
Short-term borrowings	13,756	21,596	21,691	14,265	2,206
Long-term debt	13,705	21,373	23,120	24,960	5,000
Total shareholders' equity	82,006	77,960	70,707	65,615	58,116

Selected Financial Ratios and Other Data:
Return on average assets	1.02%	1.02%	1.22%	1.07%	1.03%
Return on average equity	10.22%	10.89%	13.36%	10.43%	11.35%
Equity-to-assets ratio	10.40%	9.85%	9.30%	8.93%	8.94%
Dividend payout ratio	52.03%	52.89%	45.71%	64.39%	64.65%
Net interest margin, fully taxable equivalent	3.52%	3.70%	3.89%	3.96%	3.74%

Dakin was sold during the first quarter 2011 and therefore the net gain on the sale and Dakin’s financial operating results are reported in the income statements as income from discontinued operations, net of tax.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2012 Annual Report to Shareholders.

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

Overview

Net income for 2012 was $8,270,000, compared to $8,115,000 in 2011 and $9,373,000 in 2010.  Total basic earnings per common share for 2012, 2011, and 2010 were $1.23, $1.21, and $1.40, respectively.  Total diluted earnings per common share for 2012, 2011, and 2010 were $1.22, $1.20, and $1.39, respectively.

The following items significantly affected earnings for the years indicated:
•	Gains from sales of securities were significantly greater in 2012 when compared to 2011 and 2010.
•	Gains from sales of mortgage loans were greater in 2012 and 2010 as compared to 2011 due to higher volumes of residential mortgage loan refinancings.
•	Bank owned life insurance income was greater during 2010 due to death benefits received. No death benefits were received during 2012 or 2011.
•	FDIC premiums for 2012 and 2011 were less than for 2010 due to a change in the assessment base.
•
Other real estate owned expense was greater during 2012 and 2010 as compared to 2011 because of valuation write-downs and related increases in holding costs.  Other real estate owned expense for 2011 included a loss recognized on the sale of commercial property.

•	Income from discontinued operations, net of tax, for 2011 includes a gain from the sale of Dakin Insurance Agency.

LCNB CORP. AND SUBSIDIARIES

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)

Loans (1)	$457,519	23,585	5.15%	$458,049	$25,502	5.57%	$458,708	$27,020	5.89%
Interest-bearing demand deposits	11,031	25	0.23%	13,296	32	0.24%	20,876	51	0.24%
Federal Reserve Bank Stock	947	57	6.02%	940	56	5.96%	940	56	5.96%
Federal Home Loan Bank Stock	2,091	93	4.45%	2,091	89	4.26%	2,091	92	4.40%
Investment securities:
Taxable	192,284	3,737	1.94%	176,922	3,843	2.17%	133,556	3,686	2.76%
Nontaxable (2)	83,342	3,698	4.44%	78,917	3,895	4.94%	85,718	4,736	5.53%
Total earning assets	747,214	31,195	4.17%	730,215	33,417	4.58%	701,889	35,641	5.08%

Non-earning assets	63,760			64,735			66,489
Allowance for loan losses	(2,877)			(2,936)			(2,815)
Total assets	$808,097			$792,014			$765,563

Savings deposits	$138,656	265	0.19%	$122,987	452	0.37%	$108,734	653	0.60%
NOW and money fund	244,225	347	0.14%	232,418	667	0.29%	221,926	1,282	0.58%
IRA and time certificates	191,129	3,705	1.94%	219,174	4,583	2.09%	231,971	5,678	2.45%
Short-term borrowings	12,648	16	0.13%	12,415	28	0.23%	7,606	27	0.35%
Long-term debt	18,219	556	3.05%	22,733	657	2.89%	23,826	694	2.91%
Total interest-bearing liabilities	604,877	4,889	0.81%	609,727	6,387	1.05%	594,063	8,334	1.40%

Demand deposits	115,087			101,781			95,273
Other liabilities	7,188			5,964			6,059
Capital	80,945			74,542			70,168
Total liabilities and capital	$808,097			$792,014			$765,563

Net interest rate spread (3)			3.37%			3.53%			3.68%

Net interest income and net interest margin on a tax equivalent basis (4)		26,306	3.52%		$27,030	3.70%		$27,307	3.89%

Ratio of interest-earning assets to interest-bearing liabilities	123.53%			119.76%			118.15%
(1)	Includes non-accrual loans if any.
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

	For the years ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$(29)	(1,888)	(1,917)	(39)	(1,479)	(1,518)
Interest-bearing demand deposits	(5)	(2)	(7)	(18)	(1)	(19)
Federal Reserve Bank stock	-	1	1	-	-	-
Federal Home Loan Bank stock	-	4	4	-	(3)	(3)
Investment securities:
Taxable	318	(424)	(106)	1,043	(886)	157
Nontaxable (2)	211	(408)	(197)	(359)	(482)	(841)
Total interest income	495	(2,717)	(2,222)	627	(2,851)	(2,224)

Interest expense attributable to:
Savings deposits	52	(239)	(187)	77	(278)	(201)
NOW and money fund	32	(352)	(320)	58	(673)	(615)
IRA and time certificates	(559)	(319)	(878)	(301)	(794)	(1,095)
Short-term borrowings	1	(13)	(12)	13	(12)	1
Long-term debt	(136)	35	(101)	(32)	(5)	(37)
Total interest expense	(610)	(888)	(1,498)	(185)	(1,762)	(1,947)

Net interest income	$1,105	(1,829)	(724)	812	(1,089)	(277)

(1)	Non-accrual loans, if any, are included in average loan balances.
(2)
Change in interest income from nontaxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2012 vs. 2011.  Net interest income on a fully tax-equivalent basis for 2012 totaled $26,306,000, a decrease of $724,000 from 2011.  The decrease resulted from a decrease in total taxable-equivalent interest income of $2,222,000, partially offset by a decrease in total interest expense of $1,498,000.

The decrease in taxable-equivalent interest income was due to a 41 basis point (a basis point equals 0.01%) decrease in the average rate earned on interest-earning assets, partially offset by a $17.0 million increase in total average interest-earning assets.  The decrease in average rates earned was primarily due to general decreases in market rates.  The increase in average interest-earning assets occurred primarily in the investment securities portfolio, which grew $19.8 million on an average basis.

Interest expense decreased primarily due to a 24 basis point decrease in the average rate paid on interest-bearing liabilities and to a $4.9 million decrease in total average interest-bearing liabilities.  Savings deposits and NOW and money fund deposits grew a combined total of $27.5 million on an average basis, while average IRA and time certificates decreased $28.0 million.  Average long-term debt decreased $4.5 million due to the payment in full of a $6.0 Federal Home Loan Bank advance in August 2012.  The decrease in average rates paid was primarily due to general decreases in market rates.

The net interest margin, on a taxable-equivalent basis, decreased from 3.70% for 2011 to 3.52% for 2012 primarily due to the limited loan growth during 2012 and low market interest rates.  With weak demand for loans and the sale of most residential real estate mortgage loans originated to the Federal Home Loan Mortgage Corporation, deposit growth was largely invested in the investment securities portfolio, which usually pays lower interest rates than the loan portfolio.

2011 vs. 2010.  Net interest income on a fully tax-equivalent basis for 2011 totaled $27,030,000, a decrease of $277,000 from 2010.  The decrease resulted from a decrease in total taxable-equivalent interest income of $2,224,000, largely offset by a decrease in total interest expense of $1,947,000.

The decrease in taxable-equivalent interest income was due to a 50 basis point decrease in the average rate earned on interest-earning assets, partially offset by a $28.3 million increase in total average interest-earning assets.  The decrease in average rates earned was primarily due to general decreases in market rates.  The increase in average interest-earning assets occurred primarily in the taxable investment securities portfolio, which grew $43.4 million on an average basis.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2008 through 2012:

	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance – Beginning of year	2,931	2,641	2,998	2,468	2,468

Loans charged off:
Commercial and industrial	159	581	289	36	73
Commercial, secured by real estate	234	598	1,105	352	-
Residential real estate	486	512	331	152	129
Consumer	134	252	422	490	617
Agricultural	-	-	-	-	-
Other loans, including deposit overdrafts	85	127	144	178	228
Total loans charged off	1,098	2,070	2,291	1,208	1,047

Recoveries:
Commercial and industrial	-	-	35	2	40
Commercial, secured by real estate	71	30	-	-	-
Residential real estate	7	31	2	3	20
Consumer, excluding credit card	123	122	120	203	201
Agricultural	-	-	-	-	-
Credit Card	-	-	-	-	1
Other loans, including deposit overdrafts	52	88	97	130	165
Total recoveries	253	271	254	338	427
Net charge offs	845	1,799	2,037	870	620

Provision charged to operations	1,351	2,089	1,680	1,400	620
Balance - End of year	$3,437	2,931	2,641	2,998	2,468

Ratio of net charge-offs during the period to average loans outstanding	0.18%	0.39%	0.44%	0.19%	0.14%

Ratio of allowance for loan losses to total loans at year-end	0.76%	0.64%	0.58%	0.65%	0.54%

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $581,000 of charge-offs in the commercial and industrial loan category for 2011 is comprised of a $251,000 charge-off connected to a retail business that ceased operations during that year and the remaining $330,000 is due to one borrower.  Commercial real estate charge-offs for 2011 consisted of loans to five different borrowers.

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

Inputs from all of the Bank’s credit risk identification processes are used by management to analyze and validate the adequacy and methodology of the allowance quarterly.  The analysis includes two basic components: specific allocations for individual loans and general loss allocations for pools of loans based on average historic loss ratios for the thirty-six preceding months adjusted for identified economic and other risk factors.  Due to the number, size, and complexity of loans within the loan portfolio, there is always a possibility of inherent undetected losses.  The possible imprecision of management’s assumptions in the evaluation of loans can result in the allowance also having an unallocated component.

The following table presents the components of the allowance for loan losses on the dates specified:

	At December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Specific allocations	$904	26.3%	399	13.6%	296	11.2%
General allocations:
Historical loss	1,399	40.7%	1,381	47.3%	975	36.9%
Adjustments to historical loss	1,134	33.0%	1,151	39.1%	1,370	51.9%
Total	$3,437	100.0%	2,931	100.0%	2,641	100.0%

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in the specific allocation from December 31, 2011 to December 31, 2012 is primarily due to one commercial real estate loan where the borrower is continuing to experience financial difficulty, although the loan is current under the terms of a troubled debt restructuring modification.  The increase in the general historical loss allocation from December 31, 2010 to December 31, 2011 is primarily due to increases in net charge-offs during the historic look-back period.

Non-Interest Income

2012 vs. 2011.  Total non-interest income for 2012 was $1,285,000 greater than for 2011.  Net gains on sales of securities increased $905,000 due to a greater volume of sales during 2012.  LCNB sold about $88.7 million of securities during 2012, compared to $35.8 million of securities sold during 2011.  Gains from sales of mortgage loans during 2012 were $329,000 more than in 2011 primarily due to an increase in the volume of loans sold.  Loans sold during 2012 totaled $28.1 million, compared to $9.4 million in sales during 2011.  Trust income increased $218,000 primarily due to executor fees recognized during the first quarter 2012 and to an increase in brokerage income due to an increase in the volume of new accounts.  These favorable items were partially offset by a $134,000 decrease in service charges and fees on deposit accounts primarily due to a downward trend in overdraft fees, partially offset by an increase in check card fee income.

2011 vs. 2010.  Total non-interest income for 2011 was $1,123,000 less than for 2010.  Bank owned life insurance income decreased in 2011 by $793,000 primarily due to the absence during 2011 of death benefits received in 2010.  Gains from sales of mortgage loans were $319,000 less primarily due to a decrease in the volume of loans sold.  Loans sold during 2011 totaled $9.4 million, compared to $24.2 million in sales during 2010.  Lower interest rates fueled a demand for loan refinancings during 2010.  Service charges and fees on deposit accounts decreased $165,000 primarily due to a downward trend in overdraft fees, partially offset by an increase in check card fee income.  These unfavorable items were partially offset by a $202,000 increase in trust income that was primarily due to executor fees received and a change in the mix of trust assets.

Non-Interest Expense

2012 vs. 2011.  Total non-interest expense was $167,000 less in 2012 as compared to 2011 primarily due to a $129,000 decrease in salaries and employee benefits, a $140,000 decrease in FDIC premiums, and a $187,000 decrease in other non-interest expenses.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Salaries and employee benefits decreased primarily due to decreased expense for LCNB’s qualified noncontributory defined benefit retirement plan.  LCNB’s minimum funding requirements for its qualified noncontributory defined benefit retirement plan for the plan year July 1, 2012 through June 30, 2013 was significantly less than the previous fiscal year due to an interest rate stabilization provision included in the “Moving Ahead for Progress in the 21st Century Act.”  Although LCNB management elected to contribute an amount that would have been required absent the stabilization provision, accounting guidance allows expensing only the required contribution.  Consequently, LCNB charged a $694,000 difference to a prepaid account, which is included with other assets in the Consolidated Balance Sheets at December 31, 2012.

FDIC premiums decreased primarily due to implementation of a new assessment base, effective April 1, 2011, that uses total assets and tier one capital as opposed to deposits.  The decrease in other non-interest expenses is primarily due to the absence during the 2012 period of the following costs paid during 2011:  a $56,000 loss recognized on a standby letter of credit, $59,000 in environmental remediation costs for the lot on which LCNB’s new Lebanon Drive-Up facility is located, and $50,000 in NASDAQ application fees.

These favorable items were partially offset by a $140,000 increase in other real estate owned expenses primarily due to the recognition of impairment charges on property currently held for sale.

2011 vs. 2010.  Total non-interest expense was $572,000 greater in 2011 as compared to 2010 primarily due to a $472,000 increase in salaries and employee benefits, a $149,000 increase in equipment expenses, a $109,000 increase in computer maintenance and supplies, and a $399,000 increase in other non-interest expenses.  While salaries were held to a less than 4% increase, health care costs and pension costs contributed to the balance of the increase in salaries and employee benefits.  Equipment expenses increased primarily due to increased depreciation caused by ATM and computer hardware replacements.  The increase in other non-interest expenses resulted from the one-time costs detailed in the 2012 vs. 2011 other non-interest expense comparison above and other smaller miscellaneous costs.  Partially offsetting these increases were a $413,000 decrease in FDIC premiums, a $156,000 decrease in other real estate owned expense, and a $114,000 decrease in occupancy expense.  FDIC premiums decreased primarily due to implementation of a new assessment base that uses total assets and tier one capital as opposed to deposits.  Other real estate owned expense decreased due to a decrease in valuation write-downs.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2012, 2011, and 2010 were 25.3%, 23.2%, and 21.4%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and tax-exempt earnings from bank owned life insurance.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets

Net loans decreased $8.0 million during 2012.  The commercial real estate loan portfolio, which increased $11.1 million, was the only category that experienced growth during 2012.  Commercial and industrial loans decreased $4.8 million and consumer loans decreased $4.0 million, reflecting lower demand due to economic conditions during 2012.  Residential real estate loans decreased $3.8 million, which does not reflect $28.1 million of residential real estate loans that were originated and sold to the Federal Home Loan Mortgage Corporation during 2012.

Investment securities available-for-sale increased $4.5 million during 2012.  U.S. Agency notes increased $7.7 million, non-taxable municipal securities increased $4.2 million, and U.S. Treasury notes increased $1.1 million.  These increases were partially offset by a $6.1 million decrease in taxable municipal securities.

Investment securities held-to-maturity increased $4.7 million primarily due to the purchase of non-taxable municipal securities.  Securities placed in the held-to-maturity category are securities purchased from local municipalities.

Bank owned life insurance increased $2.1 million due to the purchase of $1.5 million in new policies and earnings on existing policies.

Deposits

Total deposits at December 31, 2012 were $7.9 million greater than at December 31, 2011.  The growth was in the liquid deposit products – checking, NOW, and savings accounts.  These types of instruments increased a total of $44.6 million, while IRA and time certificate accounts decreased $30.2 million and money fund deposit accounts decreased $6.5 million.  Of the $30.2 million decrease in IRA and time certificate accounts, $13.6 million of the decrease was due to public fund time deposit accounts.  Approximately $12.2 million of the decrease in public fund time deposit accounts was reinvested in other financial institutions through LCNB’s membership in the Certificate of Deposit Account Registry Service (CDARS).  CDARS is a program that allows customers to spread large time deposits among various financial institutions, usually to stay below FDIC insurance limits at any given bank.

Long-Term Debt

Long-term debt decreased $7.7 million primarily because of the payment in full of a $6.0 million advance from the Federal Home Loan Bank of Cincinnati in August 2012.

LCNB CORP. AND SUBSIDIARIES

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

The liquidity of LCNB is enhanced by the fact that 83.6% of total deposits at December 31, 2012 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Liquid assets include cash, federal funds sold and securities available-for-sale.  Except for investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati (“FHLB”) and certain local municipal securities, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs, subject to certain pledging commitments for public funds, repurchase agreements, and other requirements.  At December 31, 2012, LCNB's liquid assets amounted to $272.0 million or 34.5% of total assets, a slight decrease from $273.5 million or 34.6% of total assets at December 31, 2011.

An additional source of funding is borrowings from the FHLB.  Long-term advances totaling $13.7 million were outstanding at December 31, 2012.  LCNB is approved to borrow up to $39.4 million in short-term advances through the FHLB’s Cash Management Advance program.   Total remaining available borrowing capacity, including short-term advances, with the FHLB at December 31, 2012 was approximately $31.8 million.  One of the factors limiting availability of FHLB borrowings is a bank’s ownership of FHLB stock.  LCNB could increase its available borrowing capacity by purchasing more FHLB stock.

Besides the short-term FHLB advances, short-term borrowings may include repurchase agreements, federal funds purchased, and advances from a line of credit with another financial institution.  At December 31, 2012, LCNB could borrow up to $20 million through the line of credit and up to $17 million under federal funds arrangements with two other financial institutions.  Short-term borrowings at December 31, 2012 included $2.7 million from the line of credit and $11.1 million in repurchase agreements.

Commitments to extend credit at December 31, 2012 totaled $77.7 million and standby letters of credit totaled $5.1 million and are more fully described in Note 11 to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides information concerning LCNB's contractual obligations at December 31, 2012:

		Payments due by period
			Over 1	Over 3
		1 year	through 3	through 5	More than
	Total	or less	years	years	5 years
	(In thousands)

Short-term borrowings	$13,756	13,756	-	-	-
Long-term debt obligations	13,705	1,603	6,155	5,644	303
Operating lease obligations	5,485	349	601	475	4,060
Commitments to purchase municipal securities to be issued in January 2013	2,729	2,729	-	-	-
Estimated pension plan contribution for 2013	125	125	-	-	-
Certificates of deposit:
$100,000 and over	64,481	27,324	22,431	4,083	10,643
Other time certificates	114,299	53,545	44,990	9,768	5,996
Total	$214,580	97,828	74,330	19,326	23,096

The following table provides information concerning LCNB's commitments at December 31, 2012:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)

Commitments to extend credit	$19,465	19,465	-	-	-
Unused lines of credit	58,232	25,804	11,059	10,807	10,562
Standby letters of credit	5,109	346	4,763	-	-
Total	$82,806	45,615	15,822	10,807	10,562

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2012 and 2011 is included in Note 12, "Regulatory Matters", of the 2012 Annual Report to Shareholders.

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

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two of which continue to be in effect – the “Market Repurchase Program” and the “Private Sale Repurchase Program.”  Any shares purchased will be held for future corporate purposes.

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for the stock dividend.  Through December 31, 2012, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2012.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2012.  No shares were purchased under this program during 2012.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Year	Options Granted
2008	13,918
2009	29,110
2010	20,798
2011	25,083
2012	14,491

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

On January 9, 2009, LCNB issued 13,400 shares of Fixed Rate Cumulative Preferred Stock, Series A and a warrant for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26 per share to the U.S. Treasury Department.  LCNB allocated $583,000 of the proceeds from the preferred stock issuance to the warrant.  The warrant carries a ten year term and was 100% vested at grant.  On October 21, 2009, LCNB redeemed the preferred stock that had been issued under the Capital Purchase Program agreement, but did not redeem the warrant.  The Treasury Department sold the warrant to an investor during the fourth quarter 2011.

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

LCNB CORP. AND SUBSIDIARIES

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2012 are composed primarily of goodwill and a core deposit intangible related to the acquisition of Sycamore during the fourth quarter 2007 and mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible is being amortized on a straight line basis over six years.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

LCNB CORP. AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31

2012
Interest income	$7,731	7,571	7,404	7,232
Interest expense	1,322	1,272	1,190	1,105
Net interest income	6,409	6,299	6,214	6,127
Provision for loan losses	215	91	436	609
Net interest income after provision	6,194	6,208	5,778	5,518
Total non-interest income	2,336	1,755	2,205	2,753
Total non-interest expenses	5,448	5,330	5,564	5,340
Income before income taxes	3,082	2,633	2,419	2,931
Provision for income taxes	805	646	572	772
Net income from continuing operations	2,277	1,987	1,847	2,159
Income (loss) from discontinued operations, net of tax	-	-	-	-
Net income	$2,277	1,987	1,847	2,159

Basic earnings per common share:
Continuing operations	$0.34	0.30	0.27	0.32
Discontinued operations	-	-	-	-
Diluted earnings per common share:
Continuing operations	0.34	0.29	0.27	0.32
Discontinued operations	-	-	-	-

2011
Interest income	$8,130	8,099	7,976	7,888
Interest expense	1,772	1,667	1,537	1,411
Net interest income	6,358	6,432	6,439	6,477
Provision for loan losses	664	224	588	613
Net interest income after provision	5,694	6,208	5,851	5,864
Total non-interest income	1,915	1,835	2,033	1,981
Total non-interest expenses	5,785	5,307	5,436	5,321
Income before income taxes	1,824	2,736	2,448	2,524
Provision for income taxes	346	713	581	570
Net income from continuing operations	1,478	2,023	1,867	1,954
Income (loss) from discontinued operations, net of tax	824	(31)	-	-
Net income	$2,302	1,992	1,867	1,954

Basic earnings per common share:
Continuing operations	$0.22	0.30	0.28	0.29
Discontinued operations	0.12	-	-	-
Diluted earnings per common share:
Continuing operations	0.22	0.30	0.28	0.28
Discontinued operations	0.12	-	-	-

LCNB CORP. AND SUBSIDIARIES

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2012 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$25,904	1,634	6.73%
Up 200	25,359	1,089	4.49%
Up 100	24,807	537	2.21%
Base	24,270	-	-%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2012 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$80,130	(1,374)	(1.69)%
Up 200	81,217	(287)	(0.35)%
Up 100	81,449	(55)	(0.07)%
Base	81,504	-	-%

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

Management assessed LCNB’s internal controls as of December 31, 2012, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, LCNB’s internal control over financial reporting met the criteria.

J.D. Cloud & Co. L.L.P., an independent registered public accounting firm, has issued an attestation report on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2012.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson	/s/ Robert C. Haines II
Stephen P. Wilson	Robert C. Haines II
Chief Executive Officer &	Executive Vice President &
Chairman of the Board of Directors	Chief Financial Officer
February 25, 2013	February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have audited LCNB Corp. and subsidiaries’ (LCNB) internal control over financial reporting as of  December 31, 2012, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  LCNB’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management’s Assessment of Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on LCNB’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion,  LCNB  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of LCNB, and our report dated February 25, 2013 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountant

Cincinnati, Ohio
February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and subsidiaries (LCNB) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  LCNB’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCNB as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCNB’s internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio
February 25, 2013

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2012	2011
ASSETS:
Cash and due from banks	$11,260	12,449
Interest-bearing demand deposits	2,215	7,086
Total cash and cash equivalents	13,475	19,535

Investment securities:
Available-for-sale, at fair value	258,506	254,006
Held-to-maturity, at cost	15,424	10,734
Federal Reserve Bank stock, at cost	949	940
Federal Home Loan Bank stock, at cost	2,091	2,091
Loans, net	450,346	458,331
Premises and equipment, net	16,564	17,346
Goodwill	5,915	5,915
Bank owned life insurance	16,915	14,837
Other assets	8,452	7,835
TOTAL ASSETS	$788,637	791,570

LIABILITIES:
Deposits:
Noninterest-bearing	$133,848	106,793
Interest-bearing	537,623	556,769
Total deposits	671,471	663,562
Short-term borrowings	13,756	21,596
Long-term debt	13,705	21,373
Accrued interest and other liabilities	7,699	7,079
TOTAL LIABILITIES	706,631	713,610

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares - no par value, authorized 12,000,000 shares, issued 7,485,527 and 7,460,494 shares at December 31, 2012 and 2011, respectively	27,107	26,753
Retained earnings	61,843	57,877
Treasury shares at cost, 753,627 and 755,771 shares at December 31, 2012 and 2011, respectively	(11,665)	(11,698)
Accumulated other comprehensive income, net of taxes	4,721	5,028
TOTAL SHAREHOLDERS' EQUITY	82,006	77,960

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$788,637	791,570

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2012	2011	2010
INTEREST INCOME:
Interest and fees on loans	$23,585	25,502	27,020
Interest on investment securities:
Taxable	3,737	3,843	3,686
Non-taxable	2,441	2,571	3,126
Other investments	175	177	199
TOTAL INTEREST INCOME	29,938	32,093	34,031

INTEREST EXPENSE:
Interest on deposits	4,317	5,702	7,613
Interest on short-term borrowings	16	28	27
Interest on long-term debt	556	657	694
TOTAL INTEREST EXPENSE	4,889	6,387	8,334
NET INTEREST INCOME	25,049	25,706	25,697
PROVISION FOR LOAN LOSSES	1,351	2,089	1,680

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,698	23,617	24,017

NON-INTEREST INCOME:
Trust income	2,317	2,099	1,897
Service charges and fees on deposit accounts	3,605	3,739	3,904
Net gain on sales of securities	1,853	948	948
Bank owned life insurance income	578	596	1,389
Gains from sales of mortgage loans	506	177	496
Other operating income	190	205	253
TOTAL NON-INTEREST INCOME	9,049	7,764	8,887

NON-INTEREST EXPENSE:
Salaries and employee benefits	11,614	11,743	11,271
Equipment expenses	1,100	1,038	889
Occupancy expense, net	1,671	1,761	1,875
State franchise tax	790	764	703
Marketing	526	480	448
FDIC premiums	405	545	958
ATM expense	620	553	513
Computer maintenance and supplies	524	565	456
Telephone expense	465	407	414
Contracted services	441	420	370
Other real estate owned	490	350	506
Other non-interest expense	3,036	3,223	2,874
TOTAL NON-INTEREST EXPENSE	21,682	21,849	21,277

INCOME BEFORE INCOME TAXES	11,065	9,532	11,627
PROVISION FOR INCOME TAXES	2,795	2,210	2,494
NET INCOME FROM CONTINUING OPERATIONS	8,270	7,322	9,133
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	793	240
NET INCOME	$8,270	8,115	9,373

Basic earnings per common share:
Continuing Operations	$1.23	1.09	1.37
Discontinued Operations	-	0.12	0.03

Diluted earnings per common share:
Continuing operations	1.22	1.08	1.36
Discontinued operations	-	0.12	0.03

Weighted average shares outstanding:
Basic	6,717,357	6,692,385	6,687,500
Diluted	6,802,475	6,751,599	6,736,622

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2012	2011	2010

Net income	$8,270	8,115	9,373

Other comprehensive income (loss):

Net unrealized gain on available-for-sale securities (net of taxes of $473, $1,994, and $231 for 2012, 2011, and 2010, respectively)	918	3,852	448

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of taxes of $1, $102, and $55 for 2012, 2011, and 2010, respectively)	(2)	(199)	107

Nonqualified pension plan curtailment (net of taxes of $80)	-	155	-

Reclassification adjustment for:

Net realized gain on sale of available-for-sale securities included in net income (net of taxes of $630, $323, and $323 for 2012, 2011 and 2010, respectively)	(1,223)	(625)	(625)

TOTAL COMPREHENSIVE INCOME	$7,963	11,298	9,303

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain on securities available-for-sale	$4,875	5,180	1,953
Net unfunded liability for nonqualified pension plan	(154)	(152)	(108)
Balance at year-end	$4,721	5,028	1,845

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Shares	Earnings	Shares	Income (Loss)	Equity

Balance, December 31, 2009	6,687,232	$26,475	48,962	(11,737)	1,915	65,615

Net income			9,373			9,373
Net unrealized gain on available-for-sale securities, net of tax					448	448
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(625)	(625)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					107	107
Compensation expense relating to stock options		40				40
Restricted stock awards	2,511		(10)	39		29
Common stock dividends, $0.64 per share			(4,280)			(4,280)
Balance, December 31, 2010	6,689,743	$26,515	54,045	(11,698)	1,845	70,707

Net income			8,115			8,115
Net unrealized gain on available-for-sale securities, net of tax					3,852	3,852
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(625)	(625)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					(199)	(199)
Nonqualified pension plan curtailment, net of taxes					155	155
Dividend Reinvestment and Stock Purchase Plan	14,980	193				193
Compensation expense relating to stock options		45				45
Common stock dividends, $0.64 per share			(4,283)			(4,283)
Balance, December 31, 2011	6,704,723	$26,753	57,877	(11,698)	5,028	77,960

Net income			8,270			8,270
Net unrealized gain on available-for-sale securities, net of tax					918	918
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(1,223)	(1,223)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					(2)	(2)
Reclassification adjustment for recognition of pension plan net (gain) loss, net of taxes
Dividend Reinvestment and Stock Purchase Plan	25,033	332				332
Exercise of stock options	2,144		(5)	33		28
Excess tax expense on exercise and forfeiture of stock options		(19)				(19)
Compensation expense relating to stock options		41				41
Common stock dividends, $0.64 per share			(4,299)			(4,299)
Balance, December 31, 2012	6,731,900	27,107	61,843	(11,665)	4,721	82,006

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,270	8,115	9,373
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	3,072	2,978	2,814
Provision for loan losses	1,351	2,089	1,680
Deferred income tax provision (benefit)	31	(231)	(112)
Curtailment charge for nonqualified defined benefit retirement plan	-	191	-
Increase in cash surrender value of bank owned life insurance	(578)	(596)	(597)
Bank owned life insurance death benefits in excess of cash surrender value	-	-	(792)
Realized gain on sales of securities available-for-sale	(1,853)	(948)	(948)
Realized (gain) loss on sale of premises and equipment	(10)	50	16
Realized gain from sale of insurance agency	-	(1,503)	-
Realized loss from sale and write-downs of other real estate owned and repossessed assets	295	137	371
Origination of mortgage loans for sale	(28,084)	(9,352)	(24,200)
Realized gains from sales of mortgage loans	(506)	(177)	(496)
Proceeds from sales of mortgage loans	28,307	9,430	24,438
Compensation expense related to stock options	41	45	40
Excess tax expense on exercise and forfeiture of stock options	(19)	-	-
Increase (decrease) due to changes in assets and liabilities:
Income receivable	236	267	275
Other assets	(307)	324	913
Other liabilities	743	(162)	1,025
TOTAL ADJUSTMENTS	2,719	2,542	4,427

NET CASH FLOWS FROM OPERATING ACTIVITIES	10,989	10,657	13,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	90,573	36,769	53,365
Proceeds from maturities and calls of investment securities:
Available-for-sale	37,669	61,424	63,203
Held-to-maturity	2,648	6,521	5,474
Purchases of investment securities:
Available-for-sale	(132,836)	(111,914)	(151,589)
Held-to-maturity	(7,338)	(5,114)	(4,582)
Proceeds from redemption of Federal Reserve Bank stock	-	-	1
Purchase of Federal Reserve Bank stock	(9)	(1)	-
Net (increase) decrease in loans	5,729	(8,438)	3,003
Purchase of bank owned life insurance	(1,500)	-	-
Proceeds from bank owned life insurance death benefits	-	-	1,269
Proceeds from sales of other real estate owned and repossessed assets	33	580	194
Additions to other real estate owned	(16)	-	-
Purchases of premises and equipment	(478)	(2,578)	(1,447)
Proceeds from sales of premises and equipment	14	16	16
Proceeds from sale of insurance agency, net of cash disposed	-	1,523	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(5,511)	(21,212)	(31,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,909	25,023	14,360
Net increase (decrease) in short-term borrowings	(7,840)	(95)	7,426
Proceeds from long-term debt	-	5,000	-
Principal payments on long-term debt	(7,668)	(6,747)	(1,840)
Proceeds from issuance of common stock	49	193	-
Exercise of stock options	28	-	-
Cash dividends paid on common stock	(4,016)	(4,283)	(4,280)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(11,538)	19,091	15,666

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,060)	8,536	(1,627)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,535	10,999	12,626

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,475	19,535	10,999

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended December 31,
(Dollars in thousands)

	2012	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$4,967	6,489	8,378
Income taxes	2,165	3,634	2,471

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	859	245	183

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company" or “LCNB”), an Ohio corporation formed in December 1998, is a financial holding company whose principal activity is the ownership of LCNB National Bank (the "Bank").  The Bank was founded in 1877 and provides full banking services, including trust and brokerage services, to customers primarily in the Southwestern Ohio area of Warren, Butler, and Clinton Counties and portions of Clermont, Hamilton, and Montgomery Counties.  LCNB completed the sale of its other operating subsidiary, Dakin Insurance Agency, Inc. (“Dakin”) on March 23, 2011.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s other intangible asset relates to core deposits acquired from the Sycamore National Bank acquisition consummated in 2007.  This intangible asset is amortized on a straight-line basis over its estimated useful life.  Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of the amortizing intangible should be revised.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings.  The Company did not select any financial instruments for the fair value election in 2012 or 2011.

ADVERTISING EXPENSE
Advertising costs are expensed as incurred and are recorded as a marketing expense, a component of non-interest expense.

PENSION PLAN
Eligible employees of the Company hired before 2009 participate in a multiple-employer qualified noncontributory defined benefit retirement plan.  This plan is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”   The provisions of ASU No. 2012-02 permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test, as is currently required by GAAP.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  As LCNB does not have any indefinite-lived intangible assets, other than goodwill, the adoption of ASU No. 2012-02 is expected to have no impact on its consolidated financial statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  When a reporting entity recognizes an indemnification asset (as a result of a loss-sharing agreement with the FDIC or National Credit Union Administration) and a subsequent change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets.  This ASU is effective for fiscal years beginning on or after December 15, 2012 and will be applied prospectively to new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption.  As LCNB has not participated in any government-assisted acquisitions of other financial institutions, the adoption of ASU No. 2012-06 is expected to have no impact on its consolidated financial statements.

On February 5, 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The provisions of this update require public and non-public companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements.  Public companies, such as LCNB, must also provide this information in their interim financial statements.  This standard is effective prospectively for public companies for annual and interim reporting periods beginning after December 15, 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 2 -	INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities at December 31 are summarized as follows (in thousands):

	2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury notes	$18,462	224	-	18,686
U.S. Agency notes	89,372	1,364	130	90,606
U.S. Agency mortgage-backed securities	51,121	1,444	24	52,541
Corporate securities	3,032	35	-	3,067
Municipal securities:
Non-taxable	70,504	3,497	119	73,882
Taxable	14,851	993	3	15,841
Mutual funds	2,138	30	-	2,168
Trust preferred securities	250	2	7	245
Equity securities	1,390	106	26	1,470
	$251,120	7,695	309	258,506

	2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury notes	$17,385	165	-	17,550
U.S. Agency notes	81,415	1,517	5	82,927
U.S. Agency mortgage-backed securities	50,923	1,475	111	52,287
Corporate securities	6,334	47	16	6,365
Municipal securities:
Non-taxable	65,896	3,827	20	69,703
Taxable	21,027	894	14	21,907
Mutual funds	2,103	22	-	2,125
Trust preferred securities	549	37	22	564
Equity securities	526	57	5	578
	$246,158	8,041	193	254,006

The fair value of held-to-maturity investment securities, consisting of non-taxable and taxable municipal securities, approximates amortized cost at December 31, 2012 and 2011.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 2 -	INVESTMENT SECURITIES (Continued)

Information concerning securities with gross unrealized losses at December 31, 2012, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency notes	$13,471	130	-	-
U.S. Agency mortgage-backed securities	4,862	24	-	-
Municipal securities:
Non-taxable	9,903	118	456	1
Taxable	497	3	-	-
Trust preferred securities	144	6	48	1
Equity securities	314	13	51	13
	$29,191	294	555	15

Management has determined that the unrealized losses at December 31, 2012 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 2 -	INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2012 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$8,023	8,091	6,701	6,701
Due from one to five years	71,500	74,631	985	985
Due from five to ten years	106,776	109,220	3,928	3,928
Due after ten years	9,922	10,140	3,810	3,810
	196,221	202,082	15,424	15,424
U.S. Agency mortgage-backed securities	51,121	52,541	-	-
Mutual funds	2,138	2,168	-	-
Trust preferred securities	250	245	-	-
Equity securities	1,390	1,470	-	-
	$251,120	258,506	15,424	15,424

Investment securities with a market value of $158,287,000 and $157,534,000 at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2012	2011	2010

Proceeds from sales	$90,573	36,769	53,365
Gross realized gains	1,860	949	948
Gross realized losses	7	1	-

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 3 -	LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2012	2011

Commercial and industrial	$26,236	30,990
Commercial, secured by real estate	230,256	219,188
Residential real estate	183,132	186,904
Consumer	10,554	14,562
Agricultural	1,668	2,835
Other loans, including deposit overdrafts	1,875	6,554
	453,721	461,033
Deferred origination costs, net	62	229
	453,783	461,262
Less allowance for loan losses	3,437	2,931
Loans-net	$450,346	458,331

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (in thousands):

	2012	2011

Non-accrual loans:
Commercial and industrial	$264	495
Commercial, secured by real estate	788	1,950
Residential real estate	1,231	1,223
Total non-accrual loans	2,283	3,668
Past-due 90 days or more and still accruing	128	39
Total non-accrual and past-due 90 days or more and still accruing	2,411	3,707
Accruing restructured loans	13,343	14,739
Total	$15,754	18,446

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.53%	0.80%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	3.47%	4.00%

Interest income that would have been recorded during 2012 and 2011 if loans on non-accrual status at December 31, 2012 and 2011 had been current and in accordance with their original terms was approximately $235,000 and $335,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 3 -	LOANS (Continued)

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 3 -	LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$162	1,941	656	166	-	6	-	2,931
Change in classification	18	(18)	-	-	-	-	-	-
Provision charged to expenses	299	536	535	(47)	-	28	-	1,351
Losses charged off	(159)	(234)	(486)	(134)	-	(85)	-	(1,098)
Recoveries	-	71	7	123	-	52	-	253
Balance, end of year	$320	2,296	712	108	-	1	-	3,437

Individually evaluated for impairment	$159	607	138	-	-	-	-	904
Collectively evaluated for impairment	161	1,689	574	108	-	1	-	2,533
Balance, end of year	$320	2,296	712	108	-	1	-	3,437

Loans:
Individually evaluated for impairment	$264	9,851	5,023	7	-	-	-	15,145
Collectively evaluated for impairment	25,946	220,177	178,347	10,624	1,668	1,876	-	438,638
Balance, end of year	$26,210	230,028	183,370	10,631	1,668	1,876	-	453,783

December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$305	1,625	459	246	-	6	-	2,641
Provision charged to expenses	438	884	678	50	-	39	-	2,089
Losses charged off	(581)	(598)	(512)	(252)	-	(127)	-	(2,070)
Recoveries	-	30	31	122	-	88	-	271
Balance, end of year	$162	1,941	656	166	-	6	-	2,931

Individually evaluated for impairment	$-	257	142	-	-	-	-	399
Collectively evaluated for impairment	162	1,684	514	166	-	6	-	2,532
Balance, end of year	$162	1,941	656	166	-	6	-	2,931

Loans:
Individually evaluated for impairment	$3,058	14,493	596	10	-	-	-	18,157
Collectively evaluated for impairment	27,915	204,569	186,552	14,680	2,835	6,554	-	443,105
Balance, end of year	$30,973	219,062	187,148	14,690	2,835	6,554	-	461,262

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 3 -	LOANS (Continued)

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$546	1,628	491	313	-	9	11	2,998
Provision charged to expenses	13	1,102	297	235	-	44	(11)	1,680
Losses charged off	(289)	(1,105)	(331)	(422)	-	(144)	-	(2,291)
Recoveries	35	-	2	120	-	97	-	254
Balance, end of year	$305	1,625	459	246	-	6	-	2,641

Individually evaluated for impairment	$120	176	-	-	-	-	-	296
Collectively evaluated for impairment	185	1,449	459	246	-	6	-	2,345
Balance, end of year	$305	1,625	459	246	-	6	-	2,641

Loans:
Individually evaluated for impairment	$1,370	11,197	533	-	-	-	-	13,100
Collectively evaluated for impairment	34,739	184,865	189,996	19,912	2,966	9,413	-	441,891
Balance, end of year	$36,109	196,062	190,529	19,912	2,966	9,413	-	454,991

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 3 -	LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
December 31, 2012
Commercial & industrial	$22,965	1,804	1,177	264	26,210
Commercial, secured by real estate	218,246	2,653	9,022	107	230,028
Residential real estate	172,589	2,353	8,130	298	183,370
Consumer	10,549	-	62	20	10,631
Agricultural	1,665	-	3	-	1,668
Other	1,876	-	-	-	1,876
Total	$427,890	6,810	18,394	689	453,783

December 31, 2011
Commercial & industrial	$26,099	1,700	2,804	370	30,973
Commercial, secured by real estate	206,728	2,133	9,633	568	219,062
Residential real estate	182,409	1,681	2,682	376	187,148
Consumer	14,601	-	50	39	14,690
Agricultural	1,430	-	1,405	-	2,835
Other	6,554	-	-	-	6,554
Total	$437,821	5,514	16,574	1,353	461,262

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 3 -	LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing

December 31, 2012
Commercial & industrial	$-	1	264	265	25,945	26,210	-
Commercial, secured by real estate	346	79	788	1,213	228,815	230,028	-
Residential real estate	791	212	1,172	2,175	181,195	183,370	103
Consumer	61	57	25	143	10,488	10,631	25
Agricultural	-	-	-	-	1,668	1,668	-
Other	72	-	-	72	1,804	1,876	-
Total	$1,270	349	2,249	3,868	449,915	453,783	128

December 31, 2011
Commercial & industrial	$2	-	495	497	30,476	30,973	-
Commercial, secured by real estate	-	83	1,769	1,852	217,210	219,062	-
Residential real estate	1,132	22	1,202	2,356	184,792	187,148	-
Consumer	82	37	39	158	14,532	14,690	39
Agricultural	-	-	-	-	2,835	2,835	-
Other	59	-	-	59	6,495	6,554	-
Total	$1,275	142	3,505	4,922	456,340	461,262	39

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 3 -	LOANS (Continued)

Impaired loans for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance recorded:
Commercial & industrial	$-	-	-	975	43
Commercial, secured by real estate	9,541	9,936	-	9,310	350
Residential real estate	417	417	-	397	5
Consumer	20	20	-	23	2
Total	$9,978	10,373	-	10,705	400

With an allowance recorded:
Commercial & industrial	$264	822	159	374	-
Commercial, secured by real estate	4,258	4,360	660	4,765	171
Residential real estate	658	853	85	707	2
Consumer	-	-	-	4	-
Total	$5,180	6,035	904	5,850	173

Total:
Commercial & industrial	$264	822	159	1,349	43
Commercial, secured by real estate	13,799	14,296	660	14,075	521
Residential real estate	1,075	1,270	85	1,104	7
Consumer	20	20	-	27	2
Total	$15,158	16,408	904	16,555	573

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 3 -	LOANS (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded:
Commercial & industrial	$2,881	3,211	-	3,015	139
Commercial, secured by real estate	12,373	12,587	-	12,686	529
Residential real estate	332	332	-	332	-
Consumer	8	8	-	5	1
Total	$15,594	16,138	-	16,038	669

With an allowance recorded:
Commercial & industrial	$177	177	-	330	14
Commercial, secured by real estate	2,120	3,136	257	2,514	67
Residential real estate	264	264	142	257	-
Consumer	2	2	-	1	-
Total	$2,563	3,579	399	3,102	81

Total:
Commercial & industrial	$3,058	3,388	-	3,345	153
Commercial, secured by real estate	14,493	15,723	257	15,200	596
Residential real estate	596	596	142	589	-
Consumer	10	10	-	6	1
Total	$18,157	19,717	399	19,140	750

Of the $750,000 of interest income recognized on impaired loans during 2011, $8,000 was recognized on a cash basis.  During 2010, the Company recognized approximately $552,000 of interest income on impaired loans, none of which was recognized on a cash basis.  The Company continued to accrue interest on certain loans classified as impaired during 2012, 2011, and 2010 because they were restructured or considered well secured and in the process of collection.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 3 -	LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2012		2011
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification

Commercial and industrial	-	$-	5	$2,718
Commercial, secured by real estate	-	-	4	3,048
Residential real estate	6	449	6	477
Consumer	2	20	3	11
	8	$469	18	$6,254

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

Troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date during the years ended December 31, 2012 and 2011 were not material.

Approximately $200,000 of impaired loans without a valuation allowance and $258,000 of impaired loans with a valuation allowance at December 31, 2012 consisted of loans that were modified during 2012 and were determined to be troubled debt restructurings.  Approximately $5,358,000 of impaired loans without a valuation allowance and $832,000 of impaired loans with a valuation allowance at December 31, 2011 consisted of loans that were modified during 2011 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at December 31, 2012, 2011 and 2010 were approximately $71,568,000, $67,410,000, and $70,705,000 respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 3 -	LOANS (Continued)

Mortgage servicing right assets are included in other assets in the consolidated balance sheets.  Amortization of mortgage servicing rights is an adjustment to loan servicing income, which is included with other operating income in the consolidated statements of income.  Activity in the mortgage servicing rights portfolio during the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Balance, beginning of year	$418	474	327
Amount capitalized to mortgage servicing rights	283	99	258
Amortization of mortgage servicing rights	(226)	(155)	(111)
Balance, end of year	$475	418	474

NOTE 4 –	OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned were as follows (in thousands):

	2012	2011
Balance, beginning of year	$1,619	2,088
Additions	875	-
Reductions due to sales	(21)	(469)
Reductions due to valuation write downs	(284)	-
Balance, end of year	$2,189	1,619

Other real estate owned at December 31 consisted of (dollars in thousands):

	2012		2011
	Number	Amount	Number	Amount

Commercial real estate	2	$1,875	1	$1,579
Residential real estate	8	314	1	40
	10	$2,189	2	$1,619

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 5 -	PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2012	2011

Land	$4,708	4,708
Buildings	15,616	15,488
Equipment	11,280	11,528
Construction in progress	-	8
Total	31,604	31,732
Less accumulated depreciation	15,040	14,386
Premises and equipment, net	$16,564	17,346

Depreciation charged to expense was $1,256,000 in 2012, $1,182,000 in 2011, and $1,056,000 in 2010.

NOTE 6 -	LEASES
Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  Minimum annual rentals for each of the years 2013 through 2017 and thereafter for non-cancelable leases having terms in excess of one year are as follows (in thousands):

2013	$349
2014	318
2015	283
2016	244
2017	231
Thereafter	4,060
Total	$5,485

Rental expense for all leased branches and equipment was approximately $451,000 in 2012, $453,000 in 2011, and $448,000 in 2010.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 7 -	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill relating to the acquisition of Sycamore was $5,915,000 at December 31, 2012 and 2011.

Other intangible assets included in other assets in the consolidated balance sheets at December 31, 2012 and 2011 were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

December 31, 2012:
Core deposit intangible	$343	286	57
Mortgage servicing rights	1,453	978	475
Total	$1,796	1,264	532

December 31, 2011:
Core deposit intangible	$343	229	114
Mortgage servicing rights	1,169	751	418
Other intangibles	89	89	-
Total	$1,601	1,069	532

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2012 is as follows (in thousands):

2013	$178
2014	99
2015	82
2016	68
2017	54

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 8 -	CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2012 were as follows (in thousands):

	Certificates
	Equal to or	All Other
	Over $100,000	Certificates	Total

2013	$27,324	53,545	80,869
2014	16,037	29,704	45,741
2015	6,394	15,286	21,680
2016	3,261	5,835	9,096
2017	822	3,933	4,755
Thereafter	10,643	5,996	16,639
	$64,481	114,299	178,780

NOTE 9 -	BORROWINGS

Funds borrowed from the FHLB at December 31 are as follows (in thousands):

	Current
	Interest
	Rate	2012	2011

Fixed Rate Advances, due at maturity:
Advance due August 2012	1.99%	$-	6,000
Advance due January 2015	2.00%	5,000	5,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	1,308	2,326
Advance due March 2019	2.82%	2,397	3,047
		$13,705	21,373

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $142 million and $147 million at December 31, 2012 and 2011, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2012 was approximately $31.8 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 9 -	BORROWINGS (continued)

Short-term borrowings at December 31 are as follows (in thousands):

	2012		2011
	Amount	Rate	Amount	Rate
Line of credit	$2,661	0.75%	$-	-%
FHLB short-term advance	-		12,000	0.04%
Repurchase agreements	11,095	0.10%	9,596	0.10%
	$13,756	0.23%	$21,596	0.07%

At December 31, 2012, the Company had short-term borrowing arrangements with three financial institutions and the Federal Home Loan Bank of Cincinnati.  The first arrangement provides that the Company can borrow up to $7 million in federal funds at the interest rate in effect at the time of the borrowing.  The second arrangement provides that the Company can borrow up to $10 million in federal funds at the interest rate in effect at the time of the borrowing.  The third arrangement is a short-term line of credit for a maximum amount of $20 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

Under the terms of the Cash Management Advance program with the Federal Home Loan Bank of Cincinnati, the Company can borrow up to $39.4 million in short-term advances, subject to total remaining borrowing capacity limitations.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   The interest rate on the Cash Management Advance program is the published rate in effect at the time of the advance.  This agreement expires on August 29, 2013.

Repurchase agreements are an option customers may use in managing their cash positions.  The repurchase agreements mature the next business day after issuance.  They are secured by U.S. Treasury, U.S. Agency, or government guaranteed mortgage-backed securities and such collateral securities are held by the Federal Reserve Bank.  The maximum amount of outstanding agreements at any month-end during 2012 and 2011 totaled $13,142,000 and $12,402,000, respectively.  The average balance during 2012 and 2011 was $11,390,000 and $11,029,000, respectively.

As of December 31, 2012 and 2011, approximately $1.7 million and $1.6 million, respectively, of the repurchase agreements outstanding were held by a company owned by a member of the Company’s Board of Directors.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 10 -	INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2012	2011	2010

Income taxes currently payable	$2,764	2,441	2,564
Deferred income tax provision (benefit)	31	(231)	(70)
Provision for income taxes	$2,795	2,210	2,494

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2012	2011	2010

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(7.2)%	(7.7)%	(8.6)%
Tax exempt income on bank owned life insurance	(1.8)%	(1.9)%	(4.1)%
Other – net	0.3%	(1.2)%	0.1%
Effective tax rate	25.3%	23.2%	21.4%

Deferred tax assets and liabilities at December 31 consist of the following (in thousands):

	2012	2011
Deferred tax assets:
Allowance for loan losses	$1,169	997
Write-down of other real estate owned	185	89
Pension and deferred compensation	1,189	1,232
Other	23	-
	2,566	2,318

Deferred tax liabilities:
Depreciation of premises and equipment	(987)	(796)
Unrealized gains on securities available-for-sale	(2,511)	(2,668)
Amortization of intangibles	(181)	(89)
Deferred loan fees	(5)	(9)
FHLB stock dividends	(267)	(267)
	(3,951)	(3,829)
Net deferred tax liability	$(1,385)	(1,511)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 10 -	INCOME TAXES (continued)

As of December 31, 2012 and 2011 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the three-year period ended December 31, 2012.

The Company is no longer subject to examination by federal tax authorities for years before 2009.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2012	2011
Commitments to extend credit:
Commercial loans	$13,625	3,227
Other loans:
Fixed rate	4,602	1,391
Adjustable rate	1,238	2,099
Unused lines of credit:
Fixed rate	3,368	3,883
Adjustable rate	45,199	55,274
Unused overdraft protection amounts on demand and NOW accounts	9,665	9,810
Standby letters of credit	5,109	5,575
	$82,806	81,259

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 11 -	COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Standby letters of credit at December 31, 2012 include a letter of credit in the amount of $80,000 to a company of which a member of LCNB’s Board of Directors is a partner.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract or agreement.  Unused lines of credit include amounts not drawn on line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At December 31, 2012 and 2011, outstanding guarantees of approximately $346,000 and $546,000, respectively, were issued to various types of businesses.  These guarantees generally are fully secured and have varying maturities.  In addition, the Company has a participation in four letters of credit securing payment of principal and interest on a bond issue.  The participation amounts at December 31, 2012 and 2011 totaled approximately $4.8 million and $5.0 million, respectively.  The letters of credit have a final maturity date of July 15, 2015, as extended.

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

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2012 and 2011, the Bank maintained average reserve balances of $10,658,000 and $9,348,000, respectively.  The reserve balances at December 31, 2012 and 2011 were $6,438,000 and $4,371,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2012, the restrictions generally limit dividends to the aggregate of net income for the year 2012 plus the net earnings retained for 2011 and 2010.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2012, approximately $10,517,000 of the Bank’s earnings retained was available for dividends in 2013 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 12 -	REGULATORY MATTERS (continued)

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

Minimum capital requirements and capital levels needed to be considered well-capitalized at December 31, 2012 and 2011 are:

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 12 -	REGULATORY MATTERS (continued)

A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows (dollars in thousands):

	2012		2011
	Consolidated		Consolidated
	Company	Bank	Company	Bank

Regulatory Capital:
Shareholders' equity	$82,006	76,999	77,960	72,897
Goodwill and other intangible assets	(6,019)	(6,019)	(6,071)	(6,071)
Accumulated other comprehensive income	(4,721)	(4,672)	(5,028)	(4,974)
Tier 1 risk-based capital	71,266	66,308	66,861	61,852
Eligible allowance for loan losses	3,437	3,437	2,931	2,931
Total risk-based capital	$74,703	69,745	69,792	64,783

Capital Ratios:
Total risk-based	15.86%	14.86%	14.54%	13.55%
Tier 1 risk-based	15.13%	14.13%	13.93%	12.94%
Leverage	8.98%	8.40%	8.51%	7.90%

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

On January 9, 2009, LCNB issued 13,400 shares of Fixed Rate Cumulative Preferred Stock, Series A and a warrant for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26 per share to the U.S. Treasury Department.  LCNB allocated $583,000 of the proceeds from the preferred stock issuance to the warrant.  The warrant carries a ten year term and was 100% vested at grant.  On October 21, 2009, LCNB redeemed the preferred stock that had been issued under the Capital Purchase Program agreement, but did not redeem the warrant.  The Treasury Department sold the warrant to an investor during the fourth quarter 2011.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 13 -	RETIREMENT PLANS

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

Effective February 1, 2009, the Company amended the plan to reduce benefits for those whose age plus vesting service equaled less than 65 at that date.  Also effective February 1, 2009, an enhanced 401(k) plan was made available to those hired on or after January 1, 2009 and to those who received benefit reductions from the amendments to the noncontributory defined benefit retirement plan.  Employees hired on or after January 1, 2009 receive a 50% employer match on their contributions into the 401(k) plan, up to a maximum company contribution of 3% of each individual employee’s annual compensation.  Employees who received a benefit reduction under the retirement plan amendments receive an automatic contribution of 5% or 7% of annual compensation, depending on the sum of an employee’s age and vesting service, into the 401(k) plan, regardless of the contributions made by the employees.  This contribution is made annually and these employees will not receive any employer matches to their 401(k) contributions.

Certain information pertaining to the qualified noncontributory defined benefit retirement plan is as follows:

Legal name	Pentegra Defined Benefit Plan for Financial Institutions
Plan’s employer identification number	13-5645888
Plan number	333

The plan is at least 80% funded as of July 1, 2012 and 2011.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the years ended December 31 were as follows (in thousands):

	2012	2011	2010

Qualified noncontributory defined benefit retirement plan	$355	543	360

401(k) plan	275	290	277

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 13 -	RETIREMENT PLANS (Continued)

The Company expects to contribute $125,000 to the qualified noncontributory defined benefit retirement plan in 2013.  The Company expects to contribute $249,000 to the 401(k) plan in 2013.  The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2012 and 2011 was $2,442,000 and $2,248,000, respectively.

The Bank also has a supplemental income plan which provides a covered employee an amount based on a percentage of average compensation, payable annually for ten years upon retirement. The projected benefit obligation included in other liabilities for this supplemental income plan at December 31, 2012 and 2011 is $476,000 and $436,000, respectively. The discount rate used to determine the present value of the obligation was 4.50% and 5.25% in 2012 and 2011, respectively. The service cost associated with this plan was $20,000 for 2012, $20,000 for 2011, and $18,000 for 2010.  Interest costs were $20,000, $21,000, and $19,000 for 2012, 2011, and 2010, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2012	2011	2010
Service cost	$89	111	174
Interest cost	43	35	32
Amortization of unrecognized (gain) loss	20	(28)	(1)
Amortization of unrecognized prior service cost	29	32	48
Net periodic pension cost	$181	150	253

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 13 -	RETIREMENT PLANS (Continued)

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2012	2011	2010
Projected benefit obligation at beginning of year	$969	636	544
Service cost	89	111	174
Interest cost	43	35	32
Actuarial (gain) or loss	52	305	(114)
Settlements	-	(74)	-
Curtailment	-	(44)	-
Projected benefit obligation at end of year	$1,153	969	636

Amounts recognized in other liabilities in the consolidated balance sheets for the nonqualified defined benefit retirement plan at December 31, 2012 and 2011 were $1,153,000 and $969,000, respectively.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2012 and 2011 was $854,000 and $609,000, respectively.

Amounts recognized in accumulated other comprehensive income at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2012	2011	2010
Net actuarial (gain)/loss	$125	103	(117)
Past service cost	29	49	225
	$154	152	108

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 for the nonqualified defined benefit retirement plan are (in thousands):

Net actuarial loss	$25
Past service cost	29
$54

The measurement date used to determine the current year’s benefit obligation for the nonqualified defined benefit retirement plan was December 31, 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 13 -	RETIREMENT PLANS (Continued)

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2012	2011	2010
Benefit obligation:
Discount rate	4.05%	4.40%	5.54%
Salary increase rate	3.00%	3.00%	3.00%

Net periodic pension cost:
Discount rate	4.40%	5.54%	5.92%
Salary increase rate	3.00%	3.00%	4.00%
Amortization period in years	2.98	6.92/3.48	7.90

The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2012.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2012 are (in thousands):

2013	15
2014	15
2015	54
2016	59
2017	112
2018-2022	559

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 14 -	STOCK BASED COMPENSATION

The Company established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2012 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - $10.99	25,360	$9.00	6.1	15,214	$9.00	6.1
$11.00 - $12.99	65,708	12.04	7.6	20,577	12.03	6.5
$13.00 - $14.99	-	-	-	-	-	-
$17.00 - $18.99	19,518	18.15	2.7	19,518	18.15	2.7
	110,586	12.42	6.4	55,309	13.36	5.0

The following table summarizes stock option activity for the years indicated:

	Year ended December 31,
	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	124,123	$12.54	99,040	$12.71	78,242	$13.04
Granted	14,491	12.60	25,083	11.85	20,798	11.50
Exercised or cancelled	(8,676)	13.09	-	-	-	-
Expired	(19,352)	13.01	-	-	-	-
Outstanding, end of year	110,586	12.42	124,123	12.54	99,040	12.71
Exercisable, end of year	55,309	13.36	66,709	13.69	41,770	14.78

During 2012, the Company received cash of $28,000 in connection with the exercise of 2,144 stock options.  The Company also paid approximately $6,000 to certain option holders in connection with the cancellation of 6,532 options.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 14 -	STOCK BASED COMPENSATION (continued)

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at December 31, 2012 that were “in the money” (market price greater than exercise price) was $228,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $106,000.  The aggregate intrinsic value for options outstanding at December 31, 2011 that were in the money was $178,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $71,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The following table shows the estimated weighted-average fair value of options granted and the assumptions used in calculating that value for the years indicated:

	2012	2011	2010
Estimated weighted-average fair value of options granted	$2.80	2.09	2.27
Risk-free interest rate	0.84%	2.84%	3.34%
Average dividend	$0.64	$0.64	$0.57
Volatility factor of the expected market price of the Company's common stock	39.56%	27.37%	28.32%
Average life in years	6.5	6.5	7.0

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2012, 2011, and 2010 was $41,000, $45,000, and $40,000, respectively. Total compensation cost related to option awards to be recognized ratably through the first quarter of 2017 is approximately $88,000.

A total of 2,511 restricted shares were granted to an executive officer in February 2010 and vested in November 2010.  Until they vested, they were restricted from sale, transfer, or assignment in accordance with the terms of the agreement under which they were issued.  At the date of vesting, the shares were issued from treasury stock and, therefore, did not affect the number of securities remaining available for future issuance in the table above.  No restricted shares were granted prior to February 2010 or during 2011 and 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 15 -	EARNINGS PER SHARE

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2012	2011	2010

Net income from continuing operations	$8,270	7,322	9,133
Income from discontinued operations, net of taxes	-	793	240
Net income	$8,270	8,115	9,373

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	6,717,357	6,692,385	6,687,500

Add dilutive effect of:
Stock options	19,205	4,792	3,288
Stock warrant	65,913	54,422	45,834

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	6,802,475	6,751,599	6,736,622

Basic earnings per common share:
Continuing operations	$1.23	1.09	1.37
Discontinued operations	-	0.12	0.03
Diluted earnings per common share:
Continuing operations	1.22	1.08	1.36
Discontinued operations	-	0.12	0.03

NOTE 16 -	RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  The following table provides of summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2012	2011

Beginning balances	$712	911
Additions	889	152
Reductions	(493)	(351)
Ending Balance	$1,108	712

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2012 and 2011 amounted to $5,527,000 and $4,943,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 17 -	FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of LCNB’s financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

The Company utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury Notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, the Company has invested in two mutual funds that invest in debt securities or loans that qualify for credit under the Community Reinvestment Act.  The investment in one of the mutual funds is considered to have level 1 inputs because it is publically traded in an active market and it publishes a daily net asset value.  The investment in the other mutual fund is considered to have level 2 inputs because, although its shares are not traded in an active market, an investor can have its interest in the fund redeemed for the balance of its capital account at any quarter-end assuming the fund is given a 60 day notice.  The investment in this Fund is carried at cost and approximates fair value.  Additionally, LCNB Corp. owns trust preferred securities in various financial institutions and equity securities in non-financial companies.  Market quotations (level 1) are used to determine fair value for these investments.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 17 -	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2012
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$18,686	18,686	-	-
U.S. Agency notes	90,606	-	90,606	-
U.S. Agency mortgage-backed securities	52,541	-	52,541	-
Corporate securities	3,067	3,067	-	-
Municipal securities:
Non-taxable	73,882	-	73,882	-
Taxable	15,841	-	15,841	-
Mutual funds	2,168	1,168	1,000	-
Trust preferred securities	245	245	-	-
Equity securities	1,470	1,470	-	-
Total recurring fair value measurements	$258,506	24,636	233,870	-

Nonrecurring fair value measurements:
Impaired loans	$4,276	-	161	4,115	-
Other real estate owned and repossessed assets (a) (b)	2,189	-	2,189	-	(295)
Total nonrecurring fair value measurements	$6,465	-	2,350	4,115	(295)

December 31, 2011
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$17,550	17,550	-	-
U.S. Agency notes	82,927	-	82,927	-
U.S. Agency mortgage-backed securities	52,287	-	52,287	-
Corporate securities	6,365	4,152	2,213	-
Municipal securities:
Non-taxable	69,703	-	69,703	-
Taxable	21,907	-	21,907	-
Mutual funds	2,125	1,125	1,000	-
Trust preferred securities	564	564	-	-
Equity securities	578	578	-	-
Total recurring fair value measurements	$254,006	23,969	230,037	-

Nonrecurring fair value measurements:
Impaired loans	$2,563	-	1,300	1,263	-
Other real estate owned and repossessed assets (c)	1,642	-	1,619	23	31
Total nonrecurring fair value measurements	$4,205	-	2,919	1,286	31

(a)
Eight other real estate owned properties with a total carrying amount of $1,809,000 were written down to their combined fair value of $1,525,000, resulting in an impairment charge of $284,000.  Another property was sold at a loss of $8,000.  The write-downs and loss were included in other non-interest expense for the period.

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
December 31, 2012
(Continued)

NOTE 17 -	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table is a reconciliation of the beginning and ending balances of recurring fair value measurements that use significant unobservable inputs (level 3) for the years ended December 31 (in thousands):

	2012	2011

Beginning balance	$-	1,053
Dividends reinvested	-	40
Net change in unrealized gains (losses) included in other comprehensive income	-	32
Transfers out of level 3	-	(1,125)
Ending balance	$-	-

The inputs for an investment in a mutual fund were transferred out of level 3 into level 1 during the fourth quarter 2011 based on an analysis of the fund’s investments and the net asset value published by the fund.

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$13,475	13,475	19,535	19,535
Investment securities:
Available-for-sale	258,506	258,506	254,006	254,006
Held-to-maturity	15,424	15,424	10,734	10,734
Federal Reserve Bank stock	949	949	940	940
Federal Home Loan Bank stock	2,091	2,091	2,091	2,091
Loans, net	450,346	453,060	458,331	470,846

FINANCIAL LIABILITIES:
Deposits	671,471	675,964	663,562	669,383
Short-term borrowings	13,756	13,756	21,596	21,596
Long-term debt	13,705	14,724	21,373	22,570

The fair value of off-balance-sheet financial instruments at December 31, 2012 and 201 was not material.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

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
December 31, 2012
(Continued)

NOTE 17 -	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the categorization by input level of the Company’s financial assets and liabilities not recorded at fair value but for which fair value is disclosed at December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Assets:
Loans, net	448,784	-	448,784	-
Investment securities, non-taxable, held-to-maturity	15,424	-	-	15,424
Federal Reserve Bank stock	949	949	-	-
Federal Home Loan Bank stock	2,091	2,091	-	-

Liabilities:
Deposits	675,964	-	675,964	-
Long-term debt	14,724	-	14,724	-

December 31, 2011
Assets:
Loans, net	$468,283	-	468,283	-
Investment securities, non-taxable, held-to-maturity	10,734	-	-	10,734
Federal Reserve Bank stock	940	940	-	-
Federal Home Loan Bank stock	2,091	2,091	-	-

Liabilities:
Deposits	669,383	-	669,383	-
Long-term debt	22,570	-	22,570	-

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 18 –	DISCONTINUED OPERATIONS

LCNB sold its insurance agency subsidiary on March 23, 2011 and therefore its financial results are reported in the income statements as income from discontinued operations, net of taxes.  Income from discontinued operations for 2011 include the gain recognized from the sale less certain related closing costs, taxes, and a curtailment expense recognized in LCNB’s nonqualified defined benefit retirement plan due to the sale.  The following table summarizes income from discontinued operations for the years indicated (in thousands):

	2011	2010

Revenue	$381	1,685
Non-interest expenses	301	1,322
Income from operations before income taxes	80	363
Gain from sale of insurance agency	1,503	-
Closing costs related to sale	(60)	-
Curtailment expense on nonqualified defined benefit retirement plan	(191)	-
Provision for income taxes	(539)	(123)
Net income	$793	240

NOTE 19 –	ACQUISITION

On October 9, 2012, LCNB and First Capital Bancshares, Inc. (“First Capital”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which First Capital was merged into LCNB on January 11, 2013 in a stock and cash transaction valued at approximately $20.2 million.  Immediately following the merger of First Capital into LCNB, Citizens National Bank (“Citizens”), a wholly-owned subsidiary of First Capital, was merged into LCNB National Bank.  Citizens operated six full–service branches with a main office and two other facilities in Chillicothe, Ohio and one branch in each of Frankfort, Ohio, Clarksburg, Ohio, and Washington Court House, Ohio.  These offices became branches of LCNB after the merger.

Under the terms of the Merger Agreement, the shareholders of First Capital common stock was entitled to elect to receive, for each share of First Capital Common Stock, (i) $30.76 in cash, (ii) 2.329 common shares of LCNB (subject to an adjustment based upon the average closing price of LCNB common shares for the 25 trading days prior to the effective date of the merger), or (iii) a combination of cash and LCNB common stock.  A First Capital shareholder’s election to receive cash or stock was subject to allocation procedures that ensured that no more than 50% and no less than 40% of the outstanding First Capital shares were exchanged for cash and that no more than 60% and no less than 50% of the outstanding First Capital shares were exchanged for LCNB common shares.  LCNB issued 888,811 shares of stock, valued at $12.4 million on the date of the merger, and paid approximately $7.8 million in cash to effect the merger.  At closing, the Company paid a successful effort fee of $250,000 to an investment banking firm in connection with the consummation of merger which was expensed in 2013.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 19 –	ACQUISITION (continued)

The acquisition will be accounted for in accordance with applicable accounting guidance. Accordingly, the assets and liabilities of First Capital will be recorded at estimated fair values at the acquisition date.  The excess of the estimated fair value of LCNB common shares issued and the cash proceeds paid over the net fair values of the assets acquired, including identifiable intangible assets, and liabilities assumed will be recorded as goodwill.  The results of operations will be included in the consolidated income statement from the date of the acquisition. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment.

The estimated fair values of the assets and liabilities have not yet been determined.  The recorded amounts reflected on the historic financial records of First Capital as of the acquisition date include total assets of approximately $152 million, consisting primarily of net loans of $103 million and investments of $23 million. Recorded liabilities totaling approximately $137 million consisted primarily of deposits totaling $135 million.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 20 -	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., parent company only, follows (in thousands):

Condensed Balance Sheets:
December 31,
	2012	2011
Assets:
Cash on deposit with subsidiary	$3,328	1,292
Investment securities available-for-sale, at fair value	1,715	4,211
Investment in subsidiary	76,998	72,897
Other assets	10	29
Total assets	$82,051	78,429

Liabilities	$45	470

Shareholders' equity	82,006	77,959
Total liabilities and shareholders' equity	$82,051	78,429

Condensed Statements of Income
Year ended December 31,	2012	2011	2010

Income:
Dividends from subsidiaries	$3,800	6,893	4,100
Interest and dividends	110	63	38
Gain from sale of Dakin Insurance Agency	-	1,503	-
Net gain/(loss) on sales of securities	63	10	-
Total income	3973	8,469	4,138

Total expenses	107	181	44

Income before income tax expense/benefit and equity in undistributed income of subsidiaries	3,866	8,288	4,094
Income tax (expense) benefit	(1)	(444)	2
Equity in undistributed income of subsidiaries	4,405	271	5,277
Net income	$8,270	8,115	9,373

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Continued)

NOTE 20 -	PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2012	2011	2010

Cash flows from operating activities:
Net income	$8,270	8,115	9,373
Adjustments for non-cash items -
(Increase) decrease in undistributed income of subsidiaries	(4,405)	(272)	(5,277)
Realized gain from sale of insurance agency	-	(1,503)	-
Other, net	(403)	184	(11)
Net cash flows from operating activities	3,462	6,524	4,085

Cash flows from investing activities:
Purchases of securities available-for-sale	(872)	(3,389)	(500)
Proceeds from maturities of securities available-for-sale	-	59	-
Proceeds from sales of available-for-sale securities	3,384	-	-
Proceeds from sale of insurance agency	-	2,000	-
Net cash flows from investing activities	2,512	(1,330)	(500)

Cash flows from financing activities:
Proceeds from issuance of common stock	333	193	-
Cash dividends paid on common stock	(4,299)	(4,283)	(4,280)
Other	28	-	30
Net cash flows from financing activities	(3,938)	(4,090)	(4,250)
Net change in cash	2,036	1,104	(665)
Cash at beginning of year	1,292	188	853
Cash at end of year	$3,328	1,292	188

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2012 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2012, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 23, 2013, which proxy statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2012, (the “Proxy Statement”) are incorporated by reference into Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning the Executive Officers and Directors of the Registrant is incorporated herein by reference under the caption "Directors and Executive Officers" of the Proxy Statement.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions "Board of Directors Meetings and Committees," "Audit Committee Report," and "Code of Ethics" of the Proxy Statement.

The information required by this item concerning Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the proxy Statement.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the captions "Board of Directors Meetings and Committees" "Compensation Committee Interlocks and Insider Participation" "Equity Compensation Plan Information," "Compensation of Executive Officers," and "Compensation Committee Report on Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in the Proxy Statement under the captions "Market Price of Stock and Dividend Data" and "Voting Securities and Principal Holders" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Proxy Statement under the captions "Election of Directors," "Directors and Executive Officers," "Board of Directors Meetings and Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information contained in the Proxy Statement under the captions "Independent Registered Accounting Firm" and "Board of Directors Meetings and Committees" is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2012 and 2011.
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011, and 2010.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2012, 2011, and 2010.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010.
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – None

3.	Exhibits required by Item 601 Regulation S-K.

(a) Exhibit No.	Exhibit Description
2
Agreement and Plan of Merger dated as of October 9, 2012 by and between LCNB Corp. and First Capital Bancshares, Inc.  – incorporated by reference to the Registrant’s Form S-4 filed on October 29, 2012, Part I, Annex A.

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

13.	Portions of LCNB Corp. 2012 Annual Report
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
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Stephen P. Wilson
Stephen P. Wilson
Chief Executive Officer &
Chairman of the Board of Directors
February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stephen P. Wilson	/s/ Spencer S. Cropper
Stephen P. Wilson	Spencer S. Cropper
Chief Executive Officer &	Director
Chairman of the Board of Directors	February 25, 2013
(Principal Executive Officer)
February 25, 2013

/s/ Robert C. Haines II	/s/ William H. Kaufman
Robert C. Haines II	William H. Kaufman
Executive Vice President &	Director
Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2013
February 25, 2013

/s/ Steve P. Foster	/s/ Anne E. Krehbiel
Steve P. Foster	Anne E. Krehbiel
President, Director	Director
February 25, 2013	February 25, 2013

/s/ George L. Leasure
Rick L. Blossom	George L. Leasure
Director	Director
February 25, 2013	February 25, 2013

/s/ Kathleen Porter Stolle
Kathleen Porter Stolle
Director
February 25, 2013