Form 10-Q
period 2013-03-31
LCNB CORP
filed 2013-05-09
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ____________

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
☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of May 6, 2013 was 7,625,920 shares.

LCNB CORP. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS:
Cash and due from banks	$24,500	11,260
Interest-bearing demand deposits	3,813	2,215
Total cash and cash equivalents	28,313	13,475

Investment securities:
Available-for-sale, at fair value	277,559	258,506
Held-to-maturity, at cost	22,831	15,424
Federal Reserve Bank stock, at cost	1,106	949
Federal Home Loan Bank stock, at cost	2,854	2,091
Loans, net	546,263	450,346
Premises and equipment, net	20,156	16,564
Goodwill	14,319	5,915
Bank owned life insurance	20,774	16,915
Other assets	12,229	8,452
TOTAL ASSETS	$946,404	788,637

LIABILITIES:
Deposits:
Noninterest-bearing	$158,648	133,848
Interest-bearing	662,222	537,623
Total deposits	820,870	671,471
Short-term borrowings	11,609	13,756
Long-term debt	13,128	13,705
Accrued interest and other liabilities	6,593	7,699
TOTAL LIABILITIES	852,200	706,631

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares - no par value, authorized 12,000,000 shares, issued 8,379,387 and 7,485,527 shares at March 31, 2013 and December 31, 2012, respectively	39,517	27,107
Retained earnings	62,352	61,843
Treasury shares at cost, 753,627 shares at March 31, 2013 and December 31, 2012	(11,665)	(11,665)
Accumulated other comprehensive income, net of taxes	4,000	4,721
TOTAL SHAREHOLDERS' EQUITY	94,204	82,006

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$946,404	788,637

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
INTEREST INCOME:
Interest and fees on loans	$6,580	6,208
Interest on investment securities:
Taxable	834	887
Non-taxable	623	606
Other investments	39	30
TOTAL INTEREST INCOME	8,076	7,731

INTEREST EXPENSE:
Interest on deposits	983	1,165
Interest on short-term borrowings	3	3
Interest on long-term debt	112	154
TOTAL INTEREST EXPENSE	1,098	1,322
NET INTEREST INCOME	6,978	6,409
PROVISION FOR LOAN LOSSES	149	215

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,829	6,194

NON-INTEREST INCOME:
Trust income	575	766
Service charges and fees on deposit accounts	979	878
Net gain on sales of securities	587	380
Bank owned life insurance income	172	148
Gains from sales of mortgage loans	129	107
Other operating income	65	57
TOTAL NON-INTEREST INCOME	2,507	2,336

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,294	2,982
Equipment expenses	292	262
Occupancy expense, net	506	407
State franchise tax	216	206
Marketing	144	111
FDIC premiums	128	111
Other non-interest expense	2,511	1,369
TOTAL NON-INTEREST EXPENSE	7,091	5,448
INCOME BEFORE INCOME TAXES	2,245	3,082
PROVISION FOR INCOME TAXES	517	805
NET INCOME	$1,728	2,277

Dividends declared per common share	$0.16	0.16

Earnings per common share:
Basic	$0.23	0.34
Diluted	0.23	0.34

Weighted average common shares outstanding:
Basic	7,513,101	6,706,295
Diluted	7,610,626	6,773,451

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$1,728	2,277

Other comprehensive income:

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $176 and $259 for the three months ended March 31, 2013 and 2012, respectively)	(342)	(505)

Reclassification adjustment for net realized gain on sales of available-for-sale securities included in net income, net of taxes	(387)	(251)

Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $5 and $5 for the three months ended March 31, 2013 and 2012, respectively)	8	7

Total comprehensive income	$1,007	1,528

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Earnings	Shares	Income (Loss)	Equity

Balance December 31, 2011	6,704,723	$26,753	57,877	(11,698)	5,028	77,960
Net income			2,277			2,277
Net unrealized gain (loss) on available-for- sale securities, net of taxes					(505)	(505)
Reclassification adjustment for net realized gain on sales of available-for-sale securities included in net income, net of taxes					(251)	(251)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost, net of taxes					7	7
Dividend Reinvestment and Stock Purchase Plan	6,968	89				89
Compensation expense relating to stock options		9				9
Common stock dividends, $0.16 per share			(1,073)			(1,073)
Balance March 31, 2012	6,711,691	26,851	59,081	(11,698)	4,279	78,513

Balance December 31, 2012	6,731,900	$27,107	61,843	(11,665)	4,721	82,006
Net income			1,728			1,728
Net unrealized gain (loss) on available-for- sale securities, net of tax					(342)	(342)
Reclassification adjustment for net realized gain on sales of available-for-sale securities included in net income, net of taxes					(387)	(387)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost, net of taxes					8	8
Dividend Reinvestment and Stock Purchase Plan	5,049	80				80
Acquisition of First Capital Bancshares, Inc.	888,811	12,321				12,321
Compensation expense relating to stock options		9				9
Common stock dividends, $0.16 per share			(1,219)			(1,219)
Balance March 31, 2013	7,625,760	39,517	62,352	(11,665)	4,000	94,204

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,728	2,277
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	740	775
Provision for loan losses	149	215
Increase in cash surrender value of bank owned life insurance	(172)	(148)
Realized gain from sales of securities available-for-sale	(587)	(380)
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	(230)	81
Origination of mortgage loans for sale	(7,175)	(5,866)
Realized gains from sales of mortgage loans	(129)	(107)
Proceeds from sales of mortgage loans	7,241	5,914
Compensation expense related to stock options	9	9
(Increase) decrease due to changes in assets and liabilities:
Accrued income receivable	(671)	(578)
Other assets	(53)	144
Other liabilities	(928)	(178)
TOTAL ADJUSTMENTS	(1,806)	(119)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(78)	2,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	23,337	29,944
Proceeds from maturities and calls of investment securities:
Available-for-sale	5,059	5,514
Held-to-maturity	1,353	413
Purchases of investment securities:
Available-for-sale	(26,725)	(34,944)
Held-to-maturity	(8,376)	(131)
Purchase of Federal Reserve Bank stock	-	(8)
Net decrease in loans	2,865	3,458
Proceeds from sale of other real estate owned and repossessed assets	865	14
Purchases of premises and equipment	(204)	(47)
Net cash acquired from acquisition	9,771	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	7,945	4,213

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	12,626	12,004
Net decrease in short-term borrowings	(2,147)	(11,006)
Principal payments on long-term debt	(2,369)	(642)
Proceeds from issuance of common stock	11	15
Cash dividends paid on common stock	(1,150)	(999)
NET CASH FLOWS FROM FINANCING ACTIVITIES	6,971	(628)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,838	5,743

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,475	19,535
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,313	25,278

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$1,171	1,361
Income taxes	440	-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	6	543

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
Substantially all of the assets, liabilities and operations of LCNB Corp. ("LCNB" or the “Company”) are attributable to its wholly-owned subsidiary, LCNB National Bank (the "Bank").  The accompanying unaudited consolidated financial statements include the accounts of LCNB and the Bank.

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

Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2012 Annual Report on Form 10-K filed with the SEC.

Note 2 – Acquisition
On October 9, 2012, LCNB and First Capital Bancshares, Inc. (“First Capital”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which First Capital was merged into LCNB on January 11, 2013 in a stock and cash transaction valued at approximately $20.2 million.  Immediately following the merger of First Capital into LCNB, Citizens National Bank (“Citizens”), a wholly-owned subsidiary of First Capital, was merged into LCNB National Bank.  Citizens operated six full–service branches with a main office and two other facilities in Chillicothe, Ohio and one branch in each of Frankfort, Ohio, Clarksburg, Ohio, and Washington Court House, Ohio.  These offices became branches of the Bank after the merger.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)
Under the terms of the Merger Agreement, each shareholder of First Capital common stock was entitled to elect to receive, for each share of First Capital Common Stock, (i) $30.76 in cash, (ii) 2.329 common shares of LCNB (subject to an adjustment based upon the average closing price of LCNB common shares for the 25 trading days prior to the effective date of the merger), or (iii) a combination of cash and LCNB common stock.  A First Capital shareholder’s election to receive cash or stock was subject to allocation procedures that ensured that no more than 50% and no less than 40% of the outstanding First Capital shares were exchanged for cash and that no more than 60% and no less than 50% of the outstanding First Capital shares were exchanged for LCNB common shares.

The merger with First Capital was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date, as summarized in the following table (in thousands):

Consideration Paid:
Common shares issued (888,811)	$12,354
Cash paid to shareholders	7,828
Total value of consideration paid	20,182

Identifiable Assets Acquired:
Cash and cash equivalents	17,632
Investment securities:
Available-for-sale	21,606
Held-to-maturity	384
Federal Reserve Bank stock	157
Federal Home Loan Bank stock	763
Loans, net	98,899
Premises and equipment, net	3,729
Bank owned life insurance	3,687
Core deposit intangible	2,574
Other real estate owned	127
Deferred income taxes	504
Other assets	1,150
Total identifiable assets acquired	151,212

Liabilities Assumed:
Deposits	136,823
Long-term debt	1,792
Other liabilities	819
Total liabilities assumed	139,434

Total Identifiable Net Assets Acquired	11,778

Goodwill resulting from merger	$8,404

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)
The amount of goodwill recorded reflects LCNB’s entrance into a new market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired.  The goodwill will not be amortizable and is not deductible for tax purposes.  The core deposit intangible will be amortized over nine years using the straight-line method.

The following table details the acquired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

Contractually required principal at acquisition	$103,456
Contractual cash flows not expected to be collected (nonaccretable difference)	(3,409)
Expected cash flows at acquisition	100,047
Interest component of expected cash flows (accretable discount)	(1,148)
Fair value of acquired loans	$98,899

In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Citizens.

Direct costs related to the acquisition were expensed as incurred and are recorded in other non-interest expense in the consolidated statements of income.  During the first quarter 2013 LCNB incurred $1,055,000 in merger and acquisition integration expenses related to the transaction, including $496,000 in merger related costs and $559,000 for converting Citizens data processing system to LCNB’s system.

The results of operations are included in the consolidated income statement from the date of the merger.  The estimated amount of Citizens revenue and net income, excluding merger and data conversion costs, included in LCNB’s consolidated income statement for the first quarter 2013 was $1,260,000 and $393,000 respectively.

The following table presents unaudited pro forma information as if the merger with First Capital had occurred on January 1, 2012 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of the core deposit intangible, and related income tax effects.  It does not include merger and data conversion costs.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with First Capital occurred in 2012.  In particular, expected operational cost savings are not reflected in the pro forma amounts.

	Three Months Ended
	March 31,
	2013	2012

Total revenue	$9,688	10,466
Net income	2,115	2,555

Basic earnings per common share	0.28	0.34
Diluted earnings per common share	0.27	0.33

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities
The amortized cost and fair value of available-for-sale investment securities at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$19,447	246	-	19,693
U.S. Agency notes	100,668	1,021	190	101,499
U.S. Agency mortgage-backed securities	53,116	1,166	126	54,156
Certificates of deposit with other banks	1,494	15	-	1,509
Municipal securities:
Non-taxable	75,766	3,157	179	78,744
Taxable	16,684	919	11	17,592
Mutual funds	2,201	22	-	2,223
Trust preferred securities	149	3	4	148
Equity securities	1,751	261	17	1,995
	$271,276	6,810	527	277,559

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$18,462	224	-	18,686
U.S. Agency notes	89,372	1,364	130	90,606
U.S. Agency mortgage-backed securities	51,121	1,444	24	52,541
Corporate securities	3,032	35	-	3,067
Municipal securities:
Non-taxable	70,504	3,497	119	73,882
Taxable	14,851	993	3	15,841
Mutual fund	2,138	30	-	2,168
Trust preferred securities	250	2	7	245
Equity securities	1,390	106	26	1,470
	$251,120	7,695	309	258,506

The fair value of held-to-maturity investment securities, consisting of non-taxable and taxable municipal securities, approximates amortized cost at March 31, 2013 and December 31, 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)
Information concerning securities with gross unrealized losses at March 31, 2013, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Agency notes	$23,040	190	-	-
U.S. Agency mortgage-backed securities	11,255	126	-	-
Municipal securities:
Non-taxable	13,130	178	453	1
Taxable	1,922	11	-	-
Mutual funds	57	-	-	-
Trust preferred securities	47	3	49	1
Equity securities	111	3	101	14
	$49,562	511	603	16

Management has determined that the unrealized losses at March 31, 2013 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Note 4 - Loans
Major classifications of loans at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31,	December 31,
	2013	2012

Commercial and industrial	$35,452	26,236
Commercial, secured by real estate	283,144	230,256
Residential real estate	214,282	183,132
Consumer	13,860	10,554
Agricultural	1,805	1,668
Other loans, including deposit overdrafts	1,146	1,875
	549,689	453,721
Deferred net origination (fees) costs	(22)	62
	549,667	453,783
Less allowance for loan losses	3,404	3,437
Loans, net	$546,263	450,346

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)
Non-accrual, past-due, and accruing restructured loans as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31,	December 31,
	2013	2012

Non-accrual loans:
Commercial and industrial	$181	264
Commercial, secured by real estate	1,414	788
Residential real estate	1,578	1,231
Total non-accrual loans	3,173	2,283
Past-due 90 days or more and still accruing	180	128
Total non-accrual and past-due 90 days or more and still accruing	3,353	2,411
Accruing restructured loans	13,693	13,343
Total	$17,046	15,754

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.61%	0.53%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	3.10%	3.47%

Loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at March 31, 2013 and December 31, 2012 were $87,710,000 and $71,568,000, respectively.  Loans sold during the three months ended March 31, 2013 and 2012 totaled $7,175,000 and $5,866,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)
The allowance for loan losses and recorded investment in loans for the three months ended March 31 are as follows (in thousands):

	Commercial & Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2013
Allowance for loan losses:
Balance, beginning of year	$320	2,296	712	108	-	1	3,437
Provision charged to expenses	20	87	14	22	-	6	149
Losses charged off	(83)	(30)	(27)	(63)	-	(16)	(219)
Recoveries	-	-	5	23	-	9	37
Balance, end of period	$257	2,353	704	90	-	-	3,404

Individually evaluated for impairment	$71	657	157	-	-	-	885
Collectively evaluated for impairment	186	1,696	547	90	-	-	2,519
Balance, end of period	$257	2,353	704	90	-	-	3,404

Loans:
Individually evaluated for impairment	$181	14,006	1,294	7	-	-	15,488
Collectively evaluated for impairment	35,234	268,838	213,190	13,966	1,805	1,146	534,179
Balance, end of period	$35,415	282,844	214,484	13,973	1,805	1,146	549,667

2012
Allowance for loan losses:
Balance, beginning of year	$162	1,941	656	166	-	6	2,931
Provision charged to expenses	7	61	155	(6)	-	(2)	215
Losses charged off	-	(205)	(117)	(46)	-	(20)	(388)
Recoveries	-	70	7	38	-	17	132
Balance, end of period	$169	1,867	701	152	-	1	2,890

Individually evaluated for impairment	$-	263	150	-	-	-	413
Collectively evaluated for impairment	169	1,604	551	152	-	1	2,477
Balance, end of period	$169	1,867	701	152	-	1	2,890

Loans:
Individually evaluated for impairment	$2,922	13,900	629	9	-	-	17,460
Collectively evaluated for impairment	27,735	204,602	186,378	13,375	2,357	5,074	439,521
Balance, end of period	$30,657	218,502	187,007	13,384	2,357	5,074	456,981

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)
An analysis of the Company’s loan portfolio by credit quality indicators at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2013
Commercial & industrial	$31,083	1,793	2,358	181	35,415
Commercial, secured by real estate	262,682	1,797	18,365	-	282,844
Residential real estate	206,546	2,322	5,616	-	214,484
Consumer	13,931	-	42	-	13,973
Agricultural	1,771	-	34	-	1,805
Other	1,146	-	-	-	1,146
Total	$517,159	5,912	26,415	181	549,667

December 31, 2012
Commercial & industrial	$22,965	1,804	1,177	264	26,210
Commercial, secured by real estate	218,246	2,653	9,022	107	230,028
Residential real estate	172,589	2,353	8,130	298	183,370
Consumer	10,549	-	62	20	10,631
Agricultural	1,665	-	3	-	1,668
Other	1,876	-	-	-	1,876
Total	$427,890	6,810	18,394	689	453,783

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)
A loan portfolio aging analysis at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing

March 31, 2013
Commercial & industrial	$-	-	181	181	35,234	35,415	-
Commercial, secured by real estate	378	-	1,301	1,679	281,165	282,844	127
Residential real estate	945	223	1,376	2,544	211,940	214,484	49
Consumer	60	11	4	75	13,898	13,973	4
Agricultural	-	-	-	-	1,805	1,805	-
Other	63	-	-	63	1,083	1,146	-
Total	$1,446	234	2,862	4,542	545,125	549,667	180

December 31, 2012
Commercial & industrial	$-	1	264	265	25,945	26,210	-
Commercial, secured by real estate	346	79	788	1,213	228,815	230,028	-
Residential real estate	791	212	1,172	2,175	181,195	183,370	103
Consumer	61	57	25	143	10,488	10,631	25
Agricultural	-	-	-	-	1,668	1,668	-
Other	72	-	-	72	1,804	1,876	-
Total	$1,270	349	2,249	3,868	449,915	453,783	128

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)
Impaired loans at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
With no related allowance recorded:
Commercial & industrial	$-	-	-	-	-
Commercial real estate	9,480	9,875	-	9,516	89
Residential real estate	534	727	-	591	3
Consumer	-	-	-	3	-
Total	$10,014	10,602	-	10,110	92

With an allowance recorded:
Commercial & industrial	$181	249	71	202	-
Commercial real estate	4,526	4,654	657	4,548	32
Residential real estate	760	786	157	764	3
Consumer	7	7	-	7	-
Total	$5,474	5,696	885	5,521	35

Total:
Commercial & industrial	$181	249	71	202	-
Commercial real estate	14,006	14,529	657	14,064	121
Residential real estate	1,294	1,513	157	1,355	6
Consumer	7	7	-	10	-
Total	$15,488	16,298	885	15,631	127

December 31, 2012
With no related allowance recorded:
Commercial & industrial	$-	-	-	975	43
Commercial real estate	9,541	9,936	-	9,310	350
Residential real estate	417	417	-	397	5
Consumer	20	20	-	23	2
Total	$9,978	10,373	-	10,705	400

With an allowance recorded:
Commercial & industrial	$264	822	159	374	-
Commercial real estate	4,258	4,360	660	4,765	171
Residential real estate	658	853	85	707	2
Consumer	-	-	-	4	-
Total	$5,180	6,035	904	5,850	173

Total:
Commercial & industrial	$264	822	159	1,349	43
Commercial real estate	13,799	14,296	660	14,075	521
Residential real estate	1,075	1,270	85	1,104	7
Consumer	20	20	-	27	2
Total	$15,158	16,408	904	16,555	573

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)
One residential real estate loan was modified and classified as a troubled debt restructuring in each of the three-month periods ended March 31, 2013 and 2012 with a balance of $80,000 and $30,000, respectively, at the date of modification.

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

A restructured automobile loan with a balance of $13,000 was charged off during the first quarter 2013, which was within twelve months of the loan’s modification date.  There were no other troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three months ended March 31, 2013 and 2012.

Note 5 – Other Real Estate Owned
Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in “other assets” in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Balance, beginning of period	$2,189	1,619
Additions	-	543
Addition due to merger	127	-
Reductions due to sales	(612)	-
Reductions due to valuation write-downs	(17)	(76)
Balance, end of period	$1,687	2,086

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Other Real Estate Owned (continued)
Other real estate owned at March 31, 2013 and December 31, 2012 consisted of (dollars in thousands):

	March 31, 2013		December 31, 2012
	Number	Amount	Number	Amount

Commercial, secured by real estate	2	$1,443	2	$1,875
Residential real estate	5	244	8	314
	7	$1,687	10	$2,189

Note 6 – Premises and Equipment
Premises and equipment at March 31, 2013 and December 31, 2012 are summarized as follows (in thousands):

	March 31,	December 31,
	2013	2012

Land	$5,315	4,708
Buildings	18,467	15,616
Equipment	11,672	11,280
Construction in progress	84	-
Total	35,538	31,604
Less accumulated depreciation	15,382	15,040
Premises and equipment, net	$20,156	16,564

Depreciation charged to expense was $341,000 and $299,000 for the three months endeded March 31, 2013 and 2012, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Borrowings
Funds borrowed from the Federal Home Loan Bank of Cincinnati at March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Current
	Interest	March 31,	December 31,
	Rate	2013	2012

Fixed Rate Advances, due at maturity:
Advance due January 2015	2.00%	$5,000	5,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	1,050	1,308
Advance due March 2019	2.82%	2,078	2,397
		$13,128	13,705

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $179 million and $142 million at March 31, 2013 and December 31, 2012, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Line of credit	$-	-%	$2,661	0.75%
Repurchase agreements	11,609	0.10%	11,095	0.10%
	$11,609	0.10%	$13,756	0.23%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Income Taxes
A reconciliation between the statutory income tax and the Company's effective tax rate is as follows:

	For the three months ended March 31,
	2013	2012

Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(9.1)%	(6.4)%
Tax exempt income on bank owned life insurance	(2.6)%	(1.6)%
Other, net	0.7%	0.1%
Effective tax rate	23.0%	26.1%

Note 9 - Commitments and Contingent Liabilities
LCNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit is represented by the contract amount of those instruments.

LCNB offers the Bounce Protection product, a customer deposit overdraft program, which is offered as a service and does not constitute a contract between the customer and LCNB.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 - Commitments and Contingent Liabilities (continued)
LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31,	December 31,
	2013	2012

Commitments to extend credit:
Commercial loans	$15,170	13,625
Other loans:
Fixed rate	3,039	4,602
Adjustable rate	2,340	1,238
Unused lines of credit:
Fixed rate	3,869	3,368
Adjustable rate	63,375	45,199
Unused overdraft protection amounts on demand and NOW accounts	9,556	9,665
Standby letters of credit	5,375	5,109
	$102,724	82,806

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At March 31, 2013 and December 31, 2012, outstanding guarantees of approximately $346,000 were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in four letters of credit securing payment of principal and interest on a bond issue.  The participation amounts at March 31, 2013 and December 31, 2012 totaled approximately $5.0 million and $4.8 million, respectively.  The letters of credit have a final maturity date of July 15, 2015, as extended.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB’s offices, purchases of furniture and equipment, and additions or improvements to LCNB’s information technology system.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 - Commitments and Contingent Liabilities (continued)
Management believes that LCNB has sufficient liquidity to fund its lending and capital expenditure commitments.

LCNB and its subsidiary are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

Note 10 – Regulatory Capital
The Bank and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The capital leverage ratio supplements the risk-based capital guidelines.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Regulatory Capital (continued)
A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	At	At
	March 31,	December 31,
	2013	2012

Regulatory Capital:
Shareholders' equity	$94,204	82,006
Goodwill and other intangibles	(16,924)	(6,019)
Accumulated other comprehensive income	(4,000)	(4,721)
Tier 1 risk-based capital	73,280	71,266

Eligible allowance for loan losses	3,404	3,437
Total risk-based capital	$76,684	74,703

Capital ratios:
Total risk-based (8% required)	13.40%	15.86%
Tier 1 risk-based (4% required)	12.80%	15.13%
Leverage (3% required)	8.13%	8.98%

Note 11 – Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total

2013
Balance at beginning of period	$4,875	(154)	4,721
Before reclassifications	(342)	8	(334)
Reclassifications	(387)	-	(387)
Balance at end of period	4,146	(146)	4,000

2012
Balance at beginning of period	5,180	(152)	5,028
Before reclassifications	(505)	7	(498)
Reclassifications	(251)	-	(251)
Balance at end of period	4,424	(145)	4,279

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Accumulated Other Comprehensive Income (continued)
Reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2013 and 2012 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Realized gain on sale of securities	$587	380
Provision for income taxes	200	129
Reclassification adjustment, net of taxes	$387	251

Note 12 – Retirement Plans
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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the three-month periods ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Qualified noncontributory defined benefit retirement plan	$31	142

401(k) plan	79	36

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Retirement Plans (continued)
The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Service cost	$18	22
Interest cost	11	11
Amortization of unrecognized net (gain)/loss	6	5
Amortization of unrecognized prior service cost	7	7
Net periodic pension cost	$42	45

Amounts recognized in accumulated other comprehensive income, net of deferred federal income taxes, at March 31, 2013 and December 31, 2012 for the nonqualified defined benefit retirement plan consists of (in thousands):

	March 31,	December 31,
	2013	2012
Net actuarial loss	$121	125
Past service cost	24	29
	$145	154

Citizens National Bank had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  LCNB assumed this plan at the time of the merger.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Stock Based Compensation
LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allows for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.  The Plan provides for the issuance of up to 200,000 shares.

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at March 31, 2013 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - $10.99	25,360	$9.00	5.8	20,285	$9.00	5.8
$11.00 - $12.99	65,708	12.04	7.3	33,716	12.04	6.7
$17.00 - $18.99	19,518	18.15	2.5	19,518	18.15	2.5
	110,586	12.42	6.1	73,519	12.82	5.3

The following table summarizes stock option activity for the periods indicated:

	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	110,586	$12.42	124,123	$12.54
Granted	-	-	14,491	12.60
Exercised	-	-	-	-
Outstanding, March 31	110,586	12.42	138,614	12.55
Exercisable, March 31	73,519	12.82	83,337	13.25

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at March 31, 2013 that were “in the money” (market price greater than exercise price) was $499,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $312,000.  The aggregate intrinsic value for options outstanding at March 31, 2012 that were in the money was $216,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $119,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

Total expense related to options included in salaries and wages in the consolidated statements of income for each of the three months ended March 31, 2013 and 2012 was $9,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Earnings Per Common Share
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three months ended March 31, 2013 and 2012 (dollars in thousands, except share and per share data):

	For the Three Months
	Ended March 31,
	2013	2012

Net income	$1,728	2,277

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	7,513,101	6,706,295

Add dilutive effect of:
Stock options	14,312	7,103
Stock warrant	83,213	60,053
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	7,610,626	6,773,451

Earnings per common share:
Basic	$0.23	0.34
Diluted	0.23	0.34

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements
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

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury Notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, the Company has invested in two mutual funds that invest in debt securities or loans that qualify for credit under the Community Reinvestment Act.  The investment in one of the mutual funds is considered to have level 1 inputs because it is publically traded in an active market and it publishes a daily net asset value.  The investment in the other mutual fund is considered to have level 2 inputs because, although its shares are not traded in an active market, an investor can have its interest in the fund redeemed for the balance of its capital account at any quarter-end assuming the fund is given a 60 day notice.  The investment in this fund is carried at cost and approximates fair value.  A third mutual fund invests in U.S. Government securities.  It is considered to have level 1 inputs because it is publically traded in an active market and it publishes a daily net asset value.  Additionally, LCNB owns trust preferred securities in various financial institutions and equity securities in various financial and non-financial companies.  Market quotations (level 1) are used to determine fair value for these investments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
March 31, 2013
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$19,693	19,693	-	-	-
U.S. Agency notes	101,499	-	101,499	-	-
U.S. Agency mortgage-backed securities	54,156	-	54,156	-	-
Certificates of deposit with other banks	1,509	-	1,509	-
Municipal securities:
Non-taxable	78,744	-	78,744	-	-
Taxable	17,592	-	17,592	-	-
Mutual funds	2,223	1,223	1,000	-	-
Trust preferred securities	148	148	-	-	-
Equity securities	1,995	1,995	-	-	-
Total recurring fair value measurements	$277,559	23,059	254,500	-	-

Nonrecurring fair value measurements:
Impaired loans	$4,589	-	707	3,882	-
Other real estate owned and repossessed assets (a)	1,687	-	1,687	-	230
Total nonrecurring fair value measurements	$6,276	-	2,394	3,882	230

December 31, 2012
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$18,686	18,686	-	-	-
U.S. Agency notes	90,606	-	90,606	-	-
U.S. Agency mortgage-backed securities	52,541	-	52,541	-	-
Corporate securities	3,067	3,067	-	-	-
Municipal securities:
Non-taxable	73,882	-	73,882	-	-
Taxable	15,841	-	15,841	-	-
Mutual funds	2,168	1,168	1,000	-	-
Trust preferred securities	245	245	-	-	-
Equity securities	1,470	1,470	-	-	-
Total recurring fair value measurements	$258,506	24,636	233,870	-	-

Nonrecurring fair value measurements:
Impaired loans	$4,276	-	161	4,115	-
Other real estate owned and repossessed assets (b)	2,189	-	2,189	-	(295)
Total nonrecurring fair value measurements	$6,465	-	2,350	4,115	(295)

(a)
Two other real estate owned properties with a total carrying amount of $173,000 were written down to their combined fair value of $156,000, resulting in an impairment charge of $17,000.  Four other real estate owned properties with a total carrying amount of $612,000 were sold for a combined total of $857,000, resulting in a net gain of $245,000.    A repossessed asset with a carrying value of $6,000 was sold for $8,000, resulting in a net gain of $2,000.  The write-downs, losses, and gains were included in other non-interest expense for the period.

(b)
Eight other real estate owned properties with a total carrying amount of $1,809,000 were written down to their combined fair value of $1,525,000, resulting in an impairment charge of $284,000.  Another property was sold at a loss of $8,000.  Repossessed assets with a carrying value of $23,000 were sold for a combined total of $20,000, resulting in a net loss of $3,000.  The write-downs and losses were included in other non-interest expense for the period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)
Carrying amounts and estimated fair values of financial instruments as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	28,313	28,313	13,475	13,475
Investment securities:
Available-for-sale	277,559	277,559	258,506	258,506
Held-to-maturity	22,831	22,831	15,424	15,424
Federal Reserve Bank stock	1,106	1,106	949	949
Federal Home Loan Bank stock	2,854	2,854	2,091	2,091
Loans, net	546,263	554,993	450,346	453,060

FINANCIAL LIABILITIES:
Deposits	820,870	825,318	671,471	675,964
Short-term borrowings	11,609	11,609	13,756	13,756
Long-term debt	13,128	14,066	13,705	14,724

The fair value of off-balance-sheet financial instruments at March 31, 2013 and December 31, 2012 was not material.

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
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)
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

The following table summarizes the categorization by input level as of March 31, 2013 and December 31, 2012 of LCNB’s financial assets and liabilities not recorded at fair value but for which fair value is disclosed (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Assets:
Loans, net	$550,404	-	550,404	-
Investment securities, non-taxable, held-to-maturity	22,831	-	-	22,831
Federal Reserve Bank stock	1,106	1,106	-	-
Federal Home Loan Bank stock	2,854	2,854	-	-

Liabilities:
Deposits	825,318	-	825,318	-
Long-term debt	14,066	-	14,066	-

December 31, 2012
Assets:
Loans, net	$448,784	-	448,784	-
Investment securities, non-taxable, held-to-maturity	15,424	-	-	15,424
Federal Reserve Bank stock	949	949	-	-
Federal Home Loan Bank stock	2,091	2,091	-	-

Liabilities:
Deposits	675,964	-	675,964	-
Long-term debt	14,724	-	14,724	-

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries (“LCNB”) as of March 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three-month periods ended March 31, 2013 and 2012.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB as of December 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
May 6, 2013

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

Results of Operations
Net income for the three months ended March 31, 2013 was $1,728,000 (total basic and diluted earnings per share of $0.23).  This compares to net income of $2,277,000 (total basic and diluted earnings per share of $0.34) for the same three month period in 2012.

On January 11, 2013, First Capital Bancshares, Inc. (“First Capital”), a one-bank holding company located in Chillicothe, Ohio, merged into LCNB.  Immediately following this merger, Citizens National Bank (“Citizens”), a wholly-owned subsidiary of First Capital, was merged into LCNB National Bank.  The acquisition was accounted for using the acquisition method in accordance with applicable accounting guidance.  Accordingly, assets acquired and liabilities assumed were measured at their fair values as of the date of the transaction.  The excess of the estimated fair value of LCNB common shares issued and cash paid to First Capital shareholders over the net fair values of the assets acquired and liabilities assumed was recorded as goodwill, which approximated $8.4 million.  The results of operations are included in the consolidated income statement from the date of the merger. Expenses for the first quarter 2013 include expenditures totaling about $1,055,000 for costs associated with the merger and converting Citizens’ data processing system to LCNB’s system.

Net interest income for the first quarter 2013 was $569,000 greater than results for the first quarter 2012 primarily due to the increased volume of average interest earning assets provided by the merger, partially offset by a decrease in the net interest margin.

The provision for loan losses for the first quarter 2013 was $66,000 less than for the same period in 2012.  Net loan charge-offs for the first quarter 2013 and 2012 totaled $182,000 and $256,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $3,353,000 or 0.61% of total loans at March 31, 2013, compared to $2,411,000 or 0.53% of total loans at December 31, 2012.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets decreased from $2,189,000 at December 31, 2012 to $1,687,000 at March 31, 2013 primarily due to the sale of commercial real estate property during the quarter.

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest income for the first quarter 2013 was $171,000 greater than the comparable period in 2012 primarily due to increases in service charges and fees on deposit accounts primarily resulting from the merger and gains recognized on the sale of investment securities.  The increases were partially offset by a decrease in trust income due to the absence of one-time fees recognized in 2012.

Non-interest expense for the first quarter 2013 was $1,643,000 more than the comparable period in 2012 primarily due the recognition of $1,055,000 in costs related to the merger with Citizens.   Salaries and employee benefits, as well as a variety of other expense items, increased significantly due to the increased number of employees and offices resulting from the merger.  These expense increases were partially offset by a gain recognized on the sale of other real estate owned property during the quarter.

Net Interest Income
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2013 and 2012, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Three Months Ended March 31,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Loans (1)	$536,518	6,580	4.97%	$461,079	6,208	5.42%
Federal funds sold	3,115	1	0.13%	-	-	-%
Interest-bearing demand deposits	13,166	7	0.22%	15,202	6	0.16%
Federal Reserve Bank stock	1,104	-	-%	941	-	-%
Federal Home Loan Bank stock	2,743	31	4.58%	2,091	24	4.62%
Investment securities:
Taxable	188,749	834	1.79%	174,323	887	2.05%
Non-taxable (2)	93,033	944	4.12%	79,742	918	4.63%
Total interest-earning assets	838,428	8,397	4.06%	733,378	8,043	4.41%
Non-earning assets	89,527			65,168
Allowance for loan losses	(3,349)			(2,816)
Total assets	$924,606			$795,730

Interest-bearing deposits	$645,950	983	0.62%	570,980	1,165	0.82%
Short-term borrowings	11,623	3	0.10%	10,917	3	0.11%
Long-term debt	13,396	112	3.39%	21,044	154	2.94%
Total interest-bearing liabilities	670,969	1,098	0.66%	602,941	1,322	0.88%
Demand deposits	153,026			106,985
Other liabilities	7,276			6,541
Capital	93,335			79,263
Total liabilities and capital	$924,606			$795,730

Net interest rate spread (3)			3.40%			3.53%

Net interest income and net interest margin on a tax-equivalent basis (4)		7,299	3.53%		6,721	3.69%

Ratio of interest-earning assets to interest-bearing liabilities	124.96%			121.63%

(1)	Includes nonaccrual loans if any.
(2)	Income from tax-exempt securities is included in interest income on a tax-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
(3)	The net interest rate spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)	The net interest margin is the tax-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in tax-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2013 as compared to the same period in 2012.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	March 31,
	2013 vs. 2012
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$957	(585)	372
Federal funds sold	1	-	1
Interest-bearing demand deposits	(1)	2	1
Federal Reserve Bank stock	-	-	-
Federal Home Loan Bank stock	7	-	7
Investment securities:
Taxable	70	(123)	(53)
Nontaxable	142	(116)	26
Total interest income	1,176	(822)	354

Interest-bearing Liabilities:
Deposits	140	(322)	(182)
Short-term borrowings	-	-	-
Long-term debt	(62)	20	(42)
Total interest expense	78	(302)	(224)
Net interest income	$1,098	(520)	578

Net interest income on a tax-equivalent basis for the three months ended March 31, 2013 totaled $7,299,000, an increase of $578,000 from the comparable period in 2012.  Total tax-equivalent interest income increased $354,000 and total interest expense declined $224,000.

The increase in total interest income was primarily due to a $105.1 million increase in average total earning assets, partially offset by a 35 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to interest-earning assets acquired through the merger with First Capital.  The decrease in the average rate earned reflects a general decrease in market rates.

The decrease in total interest expense was primarily due to a 22 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $68.0 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to a $75.0 million increase in average interest-bearing deposits primarily due to the merger, partially offset by a $7.6 million decrease in average long-term debt.  Long-term debt decreased because of the payment in full of a $6.0 million Federal Home Loan Bank advance in August 2012.  The decrease in the average rate paid on deposits also reflects a general decrease in market rates.

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance for Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay.  The provision for loan losses for the three months ended March 31, 2013 and 2012 was $149,000 and $215,000, respectively.  The decrease in the provision reflects a decrease in net charge-offs coupled with relatively stable regional market conditions.

The fair value of loans acquired through the merger was estimated by discounting at current rates the cash flows expected to be received on Citizens’ loan portfolio.  Since the estimation of cash flows recognized the probability that LCNB would not be able to collect all contractually required principal and interest payments, Citizens’ allowance for loan losses was not carried forward.

Non-Interest Income
Total non-interest income for the first quarter 2013 was $171,000 greater than for the first quarter 2012 primarily due to a $101,000 increase in service charges and fees on deposit accounts and a $207,000 increase in gains from sales of securities.  Service charges and fees on deposit accounts increased primarily due to a greater number of deposit accounts resulting from the merger.  The results also reflect a continuing downward trend in overdraft fee income and a continuing upward trend in check card fee income. Gains from sales of securities increased due to the sale of $22.8 million in securities in 2013, the fair values of which had benefited from the continuing decline in general market rates.  Approximately $29.6 million of securities with relatively lower unrealized gains were sold during the 2012 period.  Partially offsetting these increases was a $191,000 decrease in trust income primarily due to the absence of one-time estate fees recognized during the first quarter 2012.

Non-Interest Expense
Non-interest expense for the first quarter 2013 was $1,643,000 greater than for the first quarter 2012 due primarily to a $312,000 increase in salaries and employee benefits and a $1,142,000 increase in other non-interest expense.  The increase in salaries and employee benefits primarily reflects the additional staff needed to operate the six additional offices LCNB acquired as a result of the merger.  Other non-interest expense for the first quarter 2013 includes $1,055,000 in costs related to the merger and converting Citizens’ data processing system to LCNB’s system.  Partially offsetting the merger related costs in other non-interest expense for the 2013 period was a $274,000 decrease in net costs related to other real estate owned including a gain recognized in 2013 on the sale of commercial real estate property and a decrease in impairment write-downs.

Income Taxes
LCNB’s effective tax rates for continuing operations for the three months ended March 31, 2013 and 2012 were 23.0% and 26.1%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt income from bank owned life insurance.

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition
The carrying values of loans, securities available-for-sale, premises and equipment, and deposits were greatly influenced by the merger.  See Note 2 to the Financial Statements for a description of the merger and a summary of the fair values of First Capital’s assets and liabilities added to LCNB’s consolidated balance sheet.

In addition to the merger, a $27.9 million increase in public fund deposits by local government entities was a secondary reason for the increase in total deposits.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.

Common stock in the shareholders’ equity section of the consolidated balance sheet at March 31, 2013 was $12.4 million greater than the balance shown for December 31, 2012 due to the merger.  LCNB issued 888,811 shares of stock, valued at $12.4 million on the date of the merger, and paid approximately $7.8 million in cash to effect the merger.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents, interest-bearing deposits in other banks, and securities available for sale.  At March 31, 2013, LCNB’s liquid assets amounted to $305.9 million or 32.3% of total assets.  Liquid assets at December 31, 2012 totaled $272.0 million, or 34.5% of total assets.

Liquidity is also provided by access to core funding sources, primarily core deposits in the bank’s market area.  Approximately 82.5% of total deposits at March 31, 2013 were core deposits, compared to 83.6% of deposits at December 31, 2012.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit equal to or greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (“IRSA”) and Economic Value of Equity (“EVE”) analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2013 IRSA indicates that an increase in interest rates at all shock levels would have a positive effect on net interest income (“NII”). The changes in NII for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$31,527	2,051	6.96%
Up 200	30,820	1,344	4.56%
Up 100	30,134	658	2.23%
Base	29,476	-	-%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2013 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$90,504	(8,258)	(8.36)%
Up 200	92,756	(6,006)	(6.08)%
Up 100	95,579	(3,183)	(3.22)%
Base	98,762	-	-%

LCNB CORP. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures about Market Risks (continued)

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

a)  Disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB’s management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of March 31, 2013, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 6, 2013	/s/ Stephen P. Wilson
Stephen P. Wilson, CEO &
Chairman of the Board of Directors

May 6, 2013	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer