Form 10-Q
period 2013-06-30
LCNB CORP
filed 2013-08-06
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

2 North Broadway, Lebanon, Ohio Note 6 45036
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
☒ Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of August 2, 2013 was 7,636,055 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS:
Cash and due from banks	$17,906	11,260
Interest-bearing demand deposits	2,000	2,215
Total cash and cash equivalents	19,906	13,475

Investment securities:
Available-for-sale, at fair value	278,914	258,506
Held-to-maturity, at cost	21,563	15,424
Federal Reserve Bank stock, at cost	1,603	949
Federal Home Loan Bank stock, at cost	2,854	2,091
Loans, net	552,888	450,346
Premises and equipment, net	20,176	16,564
Goodwill	14,172	5,915
Bank owned life insurance	20,946	16,915
Other assets	12,488	8,452
TOTAL ASSETS	$945,510	788,637

LIABILITIES:
Deposits:
Noninterest-bearing	$162,229	133,848
Interest-bearing	638,584	537,623
Total deposits	800,813	671,471
Short-term borrowings	36,272	13,756
Long-term debt	12,788	13,705
Accrued interest and other liabilities	5,408	7,699
TOTAL LIABILITIES	855,281	706,631

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	-	-
Common shares – no par value, authorized 12,000,000 shares, issued 8,387,306 and 7,485,527 shares at June 30, 2013 and December 31, 2012, respectively	39,653	27,107
Retained earnings	63,479	61,843
Treasury shares at cost, 753,627 shares at June 30, 2013 and December 31, 2012	(11,665)	(11,665)
Accumulated other comprehensive income, net of taxes	(1,238)	4,721
TOTAL SHAREHOLDERS' EQUITY	90,229	82,006

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$945,510	788,637

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$6,816	5,920	13,396	12,128
Interest on investment securities –
Taxable	860	982	1,694	1,869
Non-taxable	655	610	1,278	1,216
Other short-term investments	74	59	113	89
TOTAL INTEREST INCOME	8,405	7,571	16,481	15,302

INTEREST EXPENSE:
Interest on deposits	931	1,117	1,914	2,282
Interest on short-term borrowings	4	5	7	8
Interest on long-term debt	110	150	222	304
TOTAL INTEREST EXPENSE	1,045	1,272	2,143	2,594
NET INTEREST INCOME	7,360	6,299	14,338	12,708
PROVISION FOR LOAN LOSSES	42	91	191	306

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,318	6,208	14,147	12,402

NON-INTEREST INCOME:
Trust income	609	473	1,184	1,239
Service charges and fees on deposit accounts	1,073	909	2,052	1,787
Net gain on sales of securities	108	79	695	459
Bank owned life insurance income	172	139	344	287
Gains from sales of mortgage loans	119	102	248	209
Other operating income	97	53	162	110
TOTAL NON-INTEREST INCOME	2,178	1,755	4,685	4,091

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,242	2,963	6,536	5,945
Equipment expenses	298	264	590	526
Occupancy expense, net	518	390	1,024	797
State franchise tax	211	196	427	402
Marketing	157	169	301	280
FDIC insurance premiums	119	104	247	215
Other non-interest expense	1,779	1,244	4,290	2,613
TOTAL NON-INTEREST EXPENSE	6,324	5,330	13,415	10,778
INCOME BEFORE INCOME TAXES	3,172	2,633	5,417	5,715
PROVISION FOR INCOME TAXES	824	646	1,341	1,451
NET INCOME	$2,348	1,987	4,076	4,264

Dividends declared per common share	$0.16	0.16	0.32	0.32

Earnings per common share:
Basic	$0.31	0.30	0.54	0.64
Diluted	0.30	0.29	0.53	0.63

Weighted average common shares outstanding:
Basic	7,627,900	6,713,847	7,570,817	6,710,062
Diluted	7,759,438	6,789,776	7,686,890	6,781,614

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$2,348	1,987	4,076	4,264

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $2,667 and $490 for the three months ended June 30, 2013 and 2012, respectively, and $2,843 and $231 for the six months ended June 30, 2013 and 2012, respectively)	(5,176)	954	(5,518)	449

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $36 and $26 for the three months ended June 30, 2013 and 2012, respectively, and $236 and $155 for the six months ended June 30, 2013 and 2012, respectively)	(72)	(53)	(459)	(304)

Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $4 and $3 for the three months ended June 30, 2013 and 2012, respectively, and $9 and $8 for the six months ended June 30, 2013 and 2012, respectively)	10	9	18	16

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,890)	2,897	(1,883)	4,425

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance December 31, 2011	6,704,723	$26,753	57,877	(11,698)	5,028	77,960
Net income			4,264			4,264
Net unrealized gain on available-for-sale securities, net of taxes					449	449
Reclassification adjustment for net realized gain on sales of available-for-sale securities included in net income, net of taxes					(304)	(304)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					16	16
Dividend Reinvestment and Stock Purchase Plan	13,775	179				179
Exercise of stock options	2,144		(5)	33		28
Compensation expense relating to stock options		20				20
Common stock dividends, $0.32 per share			(2,147)			(2,147)
Balance June 30, 2012	6,720,642	$26,952	59,989	(11,665)	5,189	80,465

Balance December 31, 2012	6,731,900	$27,107	61,843	(11,665)	4,721	82,006
Net income			4,076			4,076
Net unrealized gain/(loss) on available-for-sale securities, net of taxes					(5,518)	(5,518)
Reclassification adjustment for net realized gain on sales of available-for-sale securities included in net income, net of taxes					(459)	(459)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					18	18
Dividend Reinvestment and Stock Purchase Plan	9,568	163				163
Exercise of stock options	3,400	43				43
Acquisition of First Capital Bancshares, Inc.	888,811	12,321				12,321
Compensation expense relating to stock options		19				19
Common stock dividends, $0.32 per share			(2,440)			(2,440)
Balance June 30, 2013	7,633,679	$39,653	63,479	(11,665)	(1,238)	90,229

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,076	4,264
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,390	1,558
Provision for loan losses	191	306
Increase in cash surrender value of bank owned life insurance	(344)	(287)
Realized (gain) loss from sales of securities available-for-sale	(695)	(459)
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	(196)	80
Origination of mortgage loans for sale	(14,397)	(11,394)
Realized gains from sales of mortgage loans	(248)	(209)
Proceeds from sales of mortgage loans	14,504	11,486
Compensation expense related to stock options	19	20
Changes in:
Accrued income receivable	(184)	(122)
Other assets	1,110	22
Other liabilities	(1,601)	(218)
TOTAL ADJUSTMENTS	(451)	783
NET CASH FLOWS FROM OPERATING ACTIVITIES	3,625	5,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	38,005	31,484
Proceeds from maturities and calls of investment securities:
Available-for-sale	11,170	16,680
Held-to-maturity	3,680	1,442
Purchases of investment securities:
Available-for-sale	(57,099)	(79,400)
Held-to-maturity	(9,435)	(2,182)
Purchase of Federal Reserve Bank stock	(497)	(8)
Net (increase) decrease in loans	(3,614)	(1,212)
Proceeds from sale of other real estate owned and repossessed assets	988	20
Additions to other real estate owned	-	(16)
Purchases of premises and equipment	(362)	(212)
Net cash acquired from acquisition	9,771	-
NET CASH FLOWS FROM INVESTING ACTIVITIES	(7,393)	(33,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(7,374)	47,094
Net increase (decrease) in short-term borrowings	22,516	(8,454)
Principal payments on long-term debt	(2,709)	(982)
Proceeds from issuance of common stock	20	30
Proceeds from exercise of stock options	43	28
Cash dividends paid on common stock	(2,297)	(1,998)
NET CASH FLOWS FROM FINANCING ACTIVITIES	10,199	35,718

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,431	7,361

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,475	19,535
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,906	26,896

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,140	2,655
Income taxes paid	1,745	1,125

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	6	564

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Substantially all of the assets, liabilities and operations of LCNB Corp. ("LCNB" or the "Company") are attributable to its wholly-owned subsidiary, LCNB National Bank (the "Bank").  The accompanying unaudited consolidated financial statements include the accounts of LCNB and the Bank.

The unaudited interim consolidated financial statements, which have been reviewed by J.D. Cloud & Co. L.L.P., LCNB's independent registered public accounting firm, in accordance with standards established by the Public Company Accounting Oversight Board, as indicated by their report included herein and which does not express an opinion on those statements, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 10-01.

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

Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2012 Annual Report on Form 10-K filed with the SEC.

Note 2 – Acquisition

On October 9, 2012, LCNB and First Capital Bancshares, Inc. ("First Capital") entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which First Capital was merged into LCNB on January 11, 2013 in a stock and cash transaction valued at approximately $20.2 million.  Immediately following the merger of First Capital into LCNB, Citizens National Bank of Chillicothe ("Citizens"), a wholly-owned subsidiary of First Capital, was merged into LCNB National Bank.  Citizens operated six full–service branches with a main office and two other facilities in Chillicothe, Ohio and one branch in each of Frankfort, Ohio, Clarksburg, Ohio, and Washington Court House, Ohio.  These offices became branches of the Bank after the merger.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)

Under the terms of the Merger Agreement, each shareholder of First Capital common stock was entitled to elect to receive, for each share of First Capital Common Stock, (i) $30.76 in cash, (ii) 2.329 common shares of LCNB (subject to an adjustment based upon the average closing price of LCNB common shares for the 25 trading days prior to the effective date of the merger), or (iii) a combination of cash and LCNB common stock.  A First Capital shareholder's election to receive cash or stock was subject to allocation procedures that ensured that no more than 50% and no less than 40% of the outstanding First Capital shares were exchanged for cash and that no more than 60% and no less than 50% of the outstanding First Capital shares were exchanged for LCNB common shares.

The merger with First Capital was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date, as summarized in the following table (in thousands):

Consideration Paid:
Common shares issued (888,811)	$12,354
Cash paid to shareholders	7,828
Total value of consideration paid	20,182

Identifiable Assets Acquired:
Cash and cash equivalents	17,632
Investment securities:
Available-for-sale	21,606
Held-to-maturity	384
Federal Reserve Bank stock	157
Federal Home Loan Bank stock	763
Loans, net	98,906
Premises and equipment, net	3,949
Bank owned life insurance	3,687
Core deposit intangible	2,574
Other real estate owned	127
Deferred income taxes	427
Other assets	1,149
Total identifiable assets acquired	151,361

Liabilities Assumed:
Deposits	136,823
Long-term debt	1,792
Other liabilities	822
Total liabilities assumed	139,437

Total Identifiable Net Assets Acquired	11,924

Goodwill resulting from merger	$8,258

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)

The amount of goodwill recorded reflects LCNB's entrance into a new market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired.  The goodwill will not be amortizable and is not deductible for tax purposes.  The core deposit intangible will be amortized over nine years using the straight-line method.

The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts originally reported in the Form 10-Q for the period ending March 31, 2013 (in thousands):

Goodwill at March 31, 2013	$8,404
Effect of adjustments to:
Loans, net	(7)
Premises and equipment, net	(220)
Deferred income taxes	77
Other assets	1
Other liabilities	3
Goodwill at June 30, 2013	$8,258

Management believes that acquisition method adjustments are substantially complete at June 30, 2013, except for current and deferred federal income taxes.

Loans acquired are recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method.  Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then-remaining contractual lives of the loans.

Impaired loans acquired are accounted for under FASB ASC 310-30.  Factors considered in evaluating whether an acquired loan was impaired include delinquency status and history, updated borrower credit status, collateral information, and updated loan-to-value information.  The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference.  The interest component of the cash flows expected to be collected is referred to as the accretable yield and is recognized as interest income over the remaining contractual life of the loan using the level yield method.   Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows will result in a reclassification from the nonaccretable difference to the accretable yield.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)

The following table provides certain information at the acquisition date on loans acquired from First Capital, not including loans considered to be impaired (in thousands):

Contractually required principal at acquisition	$91,614
Less fair value adjustment	(1,908)
Fair value of acquired loans	$89,706

Contractual cash flows not expected to be collected	$2,149

The following table provides details on acquired impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

Contractually required principal at acquisition	$11,460
Contractual cash flows not expected to be collected (nonaccretable difference)	(1,260)
Expected cash flows at acquisition	10,200
Interest component of expected cash flows (accretable discount)	(1,389)
Fair value of acquired impaired loans	$8,811

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at the dates indicated (in thousands):

	June 30,	January 11,
	2013	2013

Outstanding balance	$10,075	11,460
Carrying amount	7,561	8,811

Activity during 2013 for the accretable discount related to acquired impaired loans is as follows (in thousands):

Accretable discount at January 11, 2013	$1,389
Reclass from nonaccretable discount to accretable discount	56
Less accretion	(136)
Accretable discount at June 30, 2013	$1,309

Direct costs related to the acquisition were expensed as incurred and are recorded in other non-interest expense in the consolidated statements of income.  During the first half of 2013 LCNB incurred $1,326,000 in merger and acquisition integration expenses related to the transaction, including $603,000 in merger related costs and $723,000 for converting Citizens data processing system to LCNB's system.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)

The results of operations are included in the consolidated statement of income from the date of the merger.  The estimated amount of Citizens revenue (net interest income plus non-interest income) and net income, excluding merger and data conversion costs, included in LCNB's consolidated statement of income for the three and six months ended June 30, 2013 were as follows (in thousands):

	Three Months	Six Months

Total revenue	$1,625	2,885
Net income	755	1,148

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total revenue	$9,538	10,263	19,226	20,729
Net income	2,527	2,725	4,642	5,280

Basic earnings per common share	0.33	0.35	0.61	0.69
Diluted earnings per common share	0.33	0.35	0.60	0.68

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$8,904	-	235	8,669
U.S. Agency notes	118,435	392	3,179	115,648
U.S. Agency mortgage-backed securities	48,932	735	780	48,887
Certificates of deposit with other banks	1,493	8	-	1,501
Municipal securities:
Non-taxable	78,939	2,065	1,358	79,646
Taxable	19,579	662	210	20,031
Mutual funds	2,400	-	18	2,382
Trust preferred securities	149	4	5	148
Equity securities	1,751	280	29	2,002
	$280,582	4,146	5,814	278,914

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury notes	$18,462	224	-	18,686
U.S. Agency notes	89,372	1,364	130	90,606
U.S. Agency mortgage-backed securities	51,121	1,444	24	52,541
Corporate securities	3,032	35	-	3,067
Municipal securities:
Non-taxable	70,504	3,497	119	73,882
Taxable	14,851	993	3	15,841
Mutual funds	2,138	30	-	2,168
Trust preferred securities	250	2	7	245
Equity securities	1,390	106	26	1,470
	$251,120	7,695	309	258,506

The fair value of held-to-maturity investment securities, consisting of taxable and non-taxable municipal securities, approximates amortized cost at June 30, 2013 and December 31, 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning available-for-sale investment securities with gross unrealized losses at June 30, 2013, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury notes	$8,669	235	-	-
U.S. Agency notes	98,231	3,179	-	-
U.S. Agency mortgage-backed securities	22,165	780	-	-
Municipal securities:			-	-
Non-taxable	30,097	1,358	-	-
Taxable	5,572	210	-	-
Mutual funds	1,382	18	-	-
Trust preferred securities	47	3	48	2
Equity securities	229	14	99	15
	$166,392	5,797	147	17

Management has determined that the unrealized losses at June 30, 2013 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30,	December 31,
	2013	2012

Commercial and industrial	$33,313	26,236
Commercial, secured by real estate	296,536	238,357
Residential real estate	209,940	175,031
Consumer	13,337	10,554
Agricultural	2,837	1,668
Other loans, including deposit overdrafts	400	1,875
	556,363	453,721
Deferred net origination fees (costs)	49	(62)
	556,314	453,783
Less allowance for loan losses	3,426	3,437
Loans, net	$552,888	450,346

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Non-accrual, past-due, and accruing restructured loans as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Non-accrual loans:
Commercial and industrial	$144	264
Commercial, secured by real estate	1,404	788
Residential real estate	1,478	1,231
Total non-accrual loans	3,026	2,283
Past-due 90 days or more and still accruing	113	128
Total non-accrual and past-due 90 days or more and still accruing	3,139	2,411
Accruing restructured loans	13,582	13,343
Total	$16,721	15,754

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.56%	0.53%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	3.01%	3.47%

Loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at June 30, 2013 and December 31, 2012 are $91,419,000 and $71,568,000, respectively.  Loans sold during the three months ended June 30, 2013 and 2012 totaled $7,222,000 and $5,528,000, respectively, and $14,397,000 and $11,394,000 during the six months ended June 30, 2013 and 2012, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The allowance for loan losses and recorded investment in loans for the six months ended June 30 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2013
Allowance for loan losses:
Balance, beginning of year	$320	2,296	712	108	-	1	3,437
Provision charged to expenses	(32)	100	118	(6)	-	11	191
Losses charged off	(119)	(34)	(39)	(85)	-	(33)	(310)
Recoveries	-	11	13	61	-	23	108
Balance, end of period	$169	2,373	804	78	-	2	3,426

Individually evaluated for impairment	$1	684	269	-	-	-	954
Collectively evaluated for impairment	168	1,689	535	78	-	2	2,472
Acquired credit impaired loans	-	-	-	-	-	-	-
Balance, end of period	$169	2,373	804	78	-	2	3,426

Loans:
Individually evaluated for impairment	$166	13,858	1,742	34	-	-	15,800
Collectively evaluated for impairment	32,755	276,741	206,817	13,402	2,838	400	532,953
Acquired credit impaired loans	356	5,614	1,591	-	-	-	7,561
Balance, end of period	$33,277	296,213	210,150	13,436	2,838	400	556,314

2012
Allowance for loan losses:
Balance, beginning of year	$162	1,941	656	166	-	6	2,931
Provision charged to expenses	(10)	(66)	411	(39)	-	10	306
Losses charged off	-	(206)	(153)	(57)	-	(40)	(456)
Recoveries	-	71	7	68	-	25	171
Balance, end of period	$152	1,740	921	138	-	1	2,952

Individually evaluated for impairment	$-	94	367	-	-	-	461
Collectively evaluated for impairment	152	1,646	554	138	-	1	2,491
Balance, end of period	$152	1,740	921	138	-	1	2,952

Loans:
Individually evaluated for impairment	$242	14,208	1,638	8	-	-	16,096
Collectively evaluated for impairment	25,087	223,003	179,243	12,589	1,641	3,922	445,485
Balance, end of period	$25,329	237,211	180,881	12,597	1,641	3,922	461,581

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the loan portfolio by credit quality indicators at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2013
Commercial & industrial	$29,765	1,782	1,730	-	33,277
Commercial, secured by real estate	275,827	1,079	19,307	-	296,213
Residential real estate	202,071	2,297	5,782	-	210,150
Consumer	13,366	-	70	-	13,436
Agricultural	2,836	-	2	-	2,838
Other	400	-	-	-	400
Total	$524,265	5,158	26,891	-	556,314

December 31, 2012
Commercial & industrial	$22,965	1,804	1,177	264	26,210
Commercial, secured by real estate	222,497	2,653	12,872	107	238,129
Residential real estate	168,338	2,353	4,280	298	175,269
Consumer	10,549	-	62	20	10,631
Agricultural	1,665	-	3	-	1,668
Other	1,876	-	-	-	1,876
Total	$427,890	6,810	18,394	689	453,783

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing

June 30, 2013
Commercial & industrial	$51	1	144	196	33,081	33,277	-
Commercial, secured by real estate	1,182	739	1,161	3,082	293,131	296,213	-
Residential real estate	858	339	1,264	2,461	207,689	210,150	104
Consumer	119	36	9	164	13,272	13,436	9
Agricultural	-	-	-	-	2,838	2,838	-
Other	39	-	-	39	361	400	-
Total	$2,249	1,115	2,578	5,942	550,372	556,314	113

December 31, 2012
Commercial & industrial	$-	1	264	265	25,945	26,210	-
Commercial, secured by real estate	346	79	788	1,213	236,916	238,129	-
Residential real estate	791	212	1,172	2,175	173,094	175,269	103
Consumer	61	57	25	143	10,488	10,631	25
Agricultural	-	-	-	-	1,668	1,668	-
Other	72	-	-	72	1,804	1,876	-
Total	$1,270	349	2,249	3,868	449,915	453,783	128

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Impaired loans, excluding acquired credit impaired loans, at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With no related allowance recorded:
Commercial & industrial	$-	-	-	-	-
Commercial, secured by real estate	6,356	6,356	-	6,398	121
Residential real estate	396	396	-	406	5
Consumer	-	-	-	-	-
Total	$6,752	6,752	-	6,804	126

With an allowance recorded:
Commercial & industrial	$166	271	1	204	1
Commercial, secured by real estate	7,502	7,632	684	7,485	122
Residential real estate	1,346	1,577	269	1,185	15
Consumer	34	34	1	18	1
Total	$9,048	9,514	955	8,892	139

Total:
Commercial & industrial	$166	271	1	204	1
Commercial, secured by real estate	13,858	13,988	684	13,883	243
Residential real estate	1,742	1,973	269	1,591	20
Consumer	34	34	1	18	1
Total	$15,800	16,266	955	15,696	265

December 31, 2012
With no related allowance recorded:
Commercial & industrial	$-	-	-	975	43
Commercial, secured by real estate	9,541	9,936	-	9,310	350
Residential real estate	417	417	-	397	5
Consumer	20	20	-	23	2
Total	$9,978	10,373	-	10,705	400

With an allowance recorded:
Commercial & industrial	$264	822	159	374	-
Commercial, secured by real estate	4,258	4,360	660	4,765	171
Residential real estate	658	853	85	707	2
Consumer	-	-	-	4	-
Total	$5,180	6,035	904	5,850	173

Total:
Commercial & industrial	$264	822	159	1,349	43
Commercial, secured by real estate	13,799	14,296	660	14,075	521
Residential real estate	1,075	1,270	85	1,104	7
Consumer	20	20	-	27	2
Total	$15,158	16,408	904	16,555	573

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Loan modifications that were classified as troubled debt restructurings during the three and six months ended June 30, 2013 and 2012 are as follows (dollars in thousands):

	2013		2012
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification

Three Months Ended June 30,
Commercial and industrial	1	$22	-	$-
Commercial, secured by real estate	-	-	-	-
Residential real estate	2	335	1	143
Consumer	2	27	-	-
Total	5	$384	1	$143

Six Months Ended June 30,
Commercial and industrial	1	$22	-	$-
Commercial, secured by real estate	-	-	-	-
Residential real estate	2	335	2	173
Consumer	2	27	-	-
Total	5	$384	2	$173

Each restructured loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower's ability to pay the debt as modified.  Modifications may include interest only payments for a period of time, temporary or permanent reduction of the loan's interest rate, capitalization of delinquent interest, or extensions of the maturity date.

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

A restructured automobile loan with a balance of $13,000 was charged off during the first quarter 2013, which was within twelve months of the loan's modification date.  There were no other troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three and six months ended June 30, 2013 and 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in "other assets" in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Balance, beginning of year	$2,189	1,619
Additions	-	580
Additions due to merger	127	-
Reductions due to sales	(748)	-
Reductions due to valuation write downs	(38)	(76)
Balance, end of period	$1,530	2,123

Other real estate owned at June 30, 2013 and December 31, 2012 consisted of (dollars in thousands):

	June 30, 2013		December 31, 2012
	Number	Balance	Number	Balance

Commercial real estate	2	$1,443	2	$1,875
Residential real estate	3	87	8	314
	5	$1,530	10	$2,189

Note 6 – Premises and Equipment

Premises and equipment at June 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	June 30,	December 31,
	2013	2012

Land	$5,353	4,708
Buildings	18,669	15,616
Equipment	11,857	11,280
Construction in progress	13	-
Total	35,892	31,604
Less accumulated depreciation	15,716	15,040
Premises and equipment, net	$20,176	16,564

Depreciation charged to expense was $359,000 and $306,000 for the three months ended June 30, 2013 and 2012, respectively, and $700,000 and $605,000 for the six months ended June 30, 2013 and 2012, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Borrowings

Funds borrowed from the Federal Home Loan Bank of Cincinnati ("FHLB") at June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Interest	June 30,	December 31,
	Rate	2013	2012

Fixed Rate Advances, due at maturity:
Advance due January 2015	2.00%	$5,000	5,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	790	1,308
Advance due March 2019	2.82%	1,998	2,397
		$12,788	13,705

All advances from the FHLB are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $175 million and $142 million at June 30, 2013 and December 31, 2012, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Line of credit	$-	-%	$2,661	0.75%
FHLB short-term advance	25,000	0.15%	-	-%
Repurchase agreements	11,272	0.10%	11,095	0.10%
	$36,272	0.13%	$13,756	0.23%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(6.8)%	(7.6)%	(7.7%)	(6.9)%
Tax exempt income on bank owned life insurance	(1.8)%	(1.8)%	(2.2)%	(1.7)%
Other, net	0.6%	(0.1)%	0.7%	-%
Effective tax rate	26.0%	24.5%	24.8%	25.4%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 – Commitments and Contingent Liabilities (continued)

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Commitments to extend credit:
Commercial loans	$10,211	13,625
Other loans
Fixed rate	2,179	4,602
Adjustable rate	1,580	1,238
Unused lines of credit:
Fixed rate	4,177	3,368
Adjustable rate	62,655	45,199
Unused overdraft protection amounts on demand and NOW accounts	9,596	9,665
Standby letters of credit	5,515	5,109
	$95,913	82,806

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn in line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At June 30, 2013 and December 31, 2012, outstanding guarantees of approximately $486,000 and $346,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  In addition, LCNB has a participation in four letters of credit securing payment of principal and interest on a bond issue.  The participation amounts at June 30, 2013 and December 31, 2012 totaled approximately $5.0 million and $4.8 million, respectively.  The letters of credit securing payment on a bond issue were terminated on July 11, 2013.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Regulatory Capital (continued)

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	At	At
	June 30,	December 31,
	2013	2012

Regulatory Capital:
Shareholders' equity	$90,229	82,006
Goodwill and other intangibles	(16,694)	(6,019)
Accumulated other comprehensive (income) loss	1,238	(4,721)
Tier 1 risk-based capital	74,773	71,266

Eligible allowance for loan losses	3,426	3,437
Total risk-based capital	$78,199	74,703

Capital ratios:
Tier 1 risk-based	12.86%	15.13%
Total risk-based	13.45%	15.86%
Leverage	8.03%	8.98%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total

2013
Balance at beginning of period	$4,875	(154)	4,721
Before reclassifications	(5,518)	18	(5,500)
Reclassifications	(459)	-	(459)
Balance at end of period	$(1,102)	(136)	(1,238)

2012
Balance at beginning of period	$5,180	(152)	5,028
Before reclassifications	449	16	465
Reclassifications	(304)	-	(304)
Balance at end of period	$5,325	(136)	5,189

Reclassifications out of accumulated other comprehensive income during the three months and six months ended June 30, 2013 and 2012 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Realized gain on sale of securities	$108	79	695	459
Less provision for income taxes	36	26	236	155
Reclassification adjustment, net of taxes	$72	53	459	304

Note 12 – Retirement Plans

LCNB participates in a noncontributory defined benefit retirement multi-employer plan that covers substantially all regular full-time employees hired before January 1, 2009.

Employees of LCNB also participate in a defined contribution retirement plan.  Employees hired on or after January 1, 2009 receive a 50% employer match on their contributions into the 401(k) plan, up to a maximum LCNB contribution of 3% of each individual employee's annual compensation.  Employees hired before January 1, 2009 who received a benefit reduction under certain amendments to the defined benefit retirement plan receive an automatic contribution of 5% or 7% of annual compensation, depending on the sum of an employee's age and vesting service, into the 401(k) plan, regardless of the contributions made by the employees.  This contribution is made annually and these employees do not receive any employer matches to their 401(k) contributions.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and six-month periods ended June 30, 2013 and 2012 are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Qualified noncontributory defined benefit retirement plan	$31	149	62	291

401(k) plan	75	74	154	110

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$18	22	36	44
Interest cost	12	11	23	22
Amortization of unrecognized net (gain) loss	6	5	12	10
Amortization of unrecognized prior service cost	7	7	14	14
Net periodic pension cost	$43	45	85	90

Amounts recognized in accumulated other comprehensive income, net of tax, at June 30, 2013 and December 31, 2012 for the nonqualified defined benefit retirement plan consists of (in thousands):

	June 30,	December 31,
	2013	2012
Net actuarial loss	$117	125
Past service cost	19	29
	$136	154

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

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at June 30, 2013 are as follows:

		Outstanding Stock Options		Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$9.00 - $10.99	23,494	$9.00	5.6	18,419	$9.00	5.6
$11.00 - $12.99	65,574	12.04	7.1	33,582	12.04	6.4
$17.00 - $18.99	18,118	18.19	2.4	18,118	18.19	2.4
	107,186	12.41	6.0	70,119	12.83	5.2

The following table summarizes stock option activity for the periods indicated:

	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	110,586	$12.42	124,123	$12.54
Granted	-	-	14,491	12.60
Exercised	(3,400)	12.66	(2,144)	13.09
Outstanding, June 30	107,186	12.41	136,470	12.54
Exercisable, June 30	70,119	12.83	81,193	13.25

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at June 30, 2013 that were "in the money" (market price greater than exercise price) was $1,066,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $668,000.  The aggregate intrinsic value for options outstanding at June 30, 2012 that were in the money was $225,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $123,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's stock.

Total expense related to options included in salaries and employee benefits in the consolidated statements of income for the three and six months ended June 30, 2013 were $10,000 and $19,000, respectively, and $11,000 and $20,000 for the three and six months ended June 30, 2012, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three and six months ended June 30, 2013 and 2012 (dollars in thousands, except share and per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Net income	$2,348	1,987	4,076	4,264

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	7,627,900	6,713,847	7,570,817	6,710,062

Add dilutive effect of:
Stock options	23,889	9,606	19,125	8,292
Stock warrant	107,649	66,323	96,948	63,260
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	7,759,438	6,789,776	7,686,890	6,781,614

Earnings per common share:
Basic	$0.31	0.30	0.54	0.64
Diluted	0.30	0.29	0.53	0.63

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

The majority of LCNB's financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

Assets that may be recorded at fair value on a nonrecurring basis include impaired loans, other real estate owned, and other repossessed assets.  A loan is considered impaired when management believes it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate or the fair value of collateral if the loan is collateral dependent, if this value is less than the loan balance.  When the fair value of the collateral is based on an observable market price or current appraised value, the inputs are considered to be level 2.  When an appraised value is not available and there is not an observable market price, the inputs are considered to be level 3.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
June 30, 2013
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$8,669	8,669	-	-
U.S. Agency notes	115,648	-	115,648	-
U.S. Agency mortgage-backed securities	48,887	-	48,887	-
Certificates of deposit with other banks	1,501	-	1,501	-
Municipal securities:
Non-taxable	79,646	-	79,646	-
Taxable	20,031	-	20,031	-
Mutual funds	2,382	1,382	1,000	-
Trust preferred securities	148	148	-	-
Equity securities	2,002	2,002	-	-
Total recurring fair value measurements	$278,914	12,201	266,713	-

Nonrecurring fair value measurements:
Impaired loans	$8,093	-	765	7,328	-
Other real estate owned and repossessed assets (a)	1,530	-	1,530	-	196
Total nonrecurring fair value measurements	$9,623	-	2,295	7,328	196

December 31, 2012
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$18,686	18,686	-	-
U.S. Agency notes	90,606	-	90,606	-
U.S. Agency mortgage-backed securities	52,541	-	52,541	-
Corporate securities	3,067	3,067	-	-
Municipal securities:
Non-taxable	73,882	-	73,882	-
Taxable	15,841	-	15,841	-
Mutual funds	2,168	1,168	1,000	-
Trust preferred securities	245	245	-	-
Equity securities	1,470	1,470	-	-
Total recurring fair value measurements	$258,506	24,636	233,870	-

Nonrecurring fair value measurements:
Impaired loans	$4,276	-	161	4,115	-
Other real estate owned and repossessed assets (b)	2,189	-	2,189	-	(295)
Total nonrecurring fair value measurements	$6,465	-	2,350	4,115	(295)

(a)	Six other real estate owned properties with a total carrying amount of $277,000 were written down to their combined fair value of $239,000, resulting in an impairment charge of $38,000. Six other real estate owned properties with a total carrying amount of $748,000 were sold for a combined total of $980,000, resulting in a net gain of $232,000. A repossessed asset with a carrying value of $6,000 was sold for $8,000, resulting in a net gain of $2,000. The write-downs, losses, and gains were included in other non-interest expense for the period.
(b)	Eight other real estate owned properties with a total carrying amount of $1,809,000 were written down to their combined fair value of $1,525,000, resulting in an impairment charge of $284,000. Another property was sold at a loss of $8,000. Repossessed assets with a carrying value of $23,000 were sold for a combined total of $20,000, resulting in a net loss of $3,000. The write-downs and losses were included in other non-interest expense for the period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and cash equivalents	$19,906	19,906	13,475	13,475
Investment securities:
Available-for-sale	278,914	278,914	258,506	258,506
Held-to-maturity	21,563	21,563	15,424	15,424
Federal Reserve Bank stock	1,603	1,603	949	949
Federal Home Loan Bank stock	2,854	2,854	2,091	2,091
Loans, net	552,888	556,353	450,346	453,060

FINANCIAL LIABILITIES:
Deposits	800,813	804,973	671,471	675,964
Short-term borrowings	36,272	36,272	13,756	13,756
Long-term debt	12,788	13,659	13,705	14,724

The fair value of off-balance-sheet financial instruments at June 30, 2013 and December 31, 2012 was not material.

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
(Unaudited)
(Continued)

Note 15 - Fair Value of Measurements (continued)

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

The following table summarizes the categorization by input level as of June 30, 2013 and December 31, 2012 of LCNB's financial assets and liabilities not recorded at fair value but for which fair value is disclosed (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Assets:
Loans, net	$548,260	-	548,260	-
Investment securities, non-taxable, held-to-maturity	21,563	-	-	21,563
Federal Reserve Bank stock	1,603	1,603	-	-
Federal Home Loan Bank stock	2,854	2,854	-	-

Liabilities:
Deposits	804,973	-	804,973	-
Long-term debt	13,659	-	13,659	-

December 31, 2012
Assets:
Loans, net	$448,784	-	448,784	-
Investment securities, non-taxable, held-to-maturity	15,424	-	-	15,424
Federal Reserve Bank stock	949	949	-	-
Federal Home Loan Bank stock	2,091	2,091	-	-

Liabilities:
Deposits	675,964	-	675,964	-
Long-term debt	14,724	-	14,724	-

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 – Recent Accounting Pronouncements

Accounting Standards Update ("ASU") No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities"
ASU No. 2013-01 was issued in January 2013 and clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities," applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with applicable accounting guidance or subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2013-01 is to be applied retrospectively and was effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of this guidance, which involves disclosure only, will not impact LCNB's results of operations or financial position.  LCNB currently does not net its financial instruments on its balance sheets.

ASU No. 2013-04, "Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date"
ASU No. 2013-04 was issued in February 2013 and requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is also required to disclose information about the obligation, including its nature and amount.  ASU No. 2013-04 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The ASU is effective for nonpublic companies for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The adoption of this guidance is not anticipated to have a material impact on LCNB's results of operations or financial position.

ASU No. 2013-10, "Derivatives and Hedging (Topic 815):  Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes"
ASU No. 2013-10 was issued in July 2013 and permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to interest rates on U.S. Treasury obligations and LIBOR.  The update also removes a restriction on using different benchmark rates for similar hedges.  ASU No. 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this guidance will not impact LCNB's results of operations or financial position.  LCNB currently does not use hedged transactions as part of its asset/liability management activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries ("LCNB") as of June 30, 2013, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2013 and 2012, and the related consolidated statements of shareholders' equity and cash flows for each of the six-month periods ended June 30, 2013 and 2012.  These interim financial statements are the responsibility of LCNB's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LCNB as of December 31, 2012 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
August 5, 2013

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties.  Forward looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words and their derivatives such as "expects," "anticipates," "believes," "estimates," "plans," "projects," or other statements concerning opinions or judgments of LCNB and its management about future events.   Factors that could influence the accuracy of such forward looking statements include, but are not limited to, regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, general economic conditions and other risks.  Such forward-looking statements represent management's judgment as of the current date.  Actual strategies and results in future time periods may differ materially from those currently expected.  LCNB disclaims, however, any intent or obligation to update such forward-looking statements.  LCNB intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations
Net income for the three and six months ended June 30, 2013 was $2,348,000 (total basic and diluted earnings per common share of $0.31 and $0.30, respectively) and $4,076,000 (total basic and diluted earnings per common share of $0.54 and $0.53, respectively), respectively.  This compares to net income of $1,987,000 (total basic and diluted earnings per common share of $0.30 and $0.29) and $4,264,000 (total basic and diluted earnings per common share of $0.64 and $0.63) for the same three and six-month periods in 2012.  Results for 2013 were significantly affected by the completion of a merger with First Capital Bancshares, Inc. and its subsidiary, Citizens National Bank of Chillicothe, on January 11, 2013.

Net interest income for the three and six-month periods ended June 30, 2013 increased $1,061,000 and $1,630,000, respectively, from the comparative periods in 2012 due primarily to the increased volume of average interest earning assets provided by the merger.

The provision for loan losses for the three and six-month periods ended June 30, 2013 was $49,000 and $115,000 less than the comparable periods in 2012.  Net loan charge-offs for the first six months of 2013 and 2012 totaled $202,000 and $285,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $3,139,000 or 0.56% of total loans at June 30, 2013, compared to $2,411,000 or 0.53% of total loans at December 31, 2012.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets decreased from $2,189,000 at December 31, 2012 to $1,530,000 at June 30, 2013 primarily due to the sale of commercial real estate property during the first quarter 2013.

Non-interest income for the three and six-month periods in 2013 was $423,000 and $594,000 greater than the comparable periods in 2012 primarily due to increases in service charges and fees on deposit accounts primarily resulting from the merger and gains recognized on the sale of investment securities.  The increases for the six-month period were partially offset by a decrease in trust income due to the absence of one-time fees recognized in the first quarter 2012.

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest expense for the three and six-month periods ended June 30, 2013 was $994,000 and $2,637,000 greater than the comparable periods in 2012 largely due to the recognition of $271,000 and $1,326,000 in costs related to the merger with Citizens National Bank.   Salaries and employee benefits, as well as a variety of other expense items, increased significantly due to the increased number of employees and offices resulting from the merger.  These expense increases were partially offset during the six month period by a gain recognized on the sale of other real estate owned property during the first quarter 2013.

Net Interest Income

Three Months Ended June 30, 2013 vs. 2012.
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2013 and 2012, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$550,654	6,816	4.96%	$457,443	5,920	5.19%
Interest-bearing demand deposits	8,193	6	0.29%	10,650	9	0.34%
Federal Reserve Bank stock	1,428	38	10.67%	949	28	11.83%
Federal Home Loan Bank stock	2,854	30	4.22%	2,091	22	4.22%
Investment securities:
Taxable	205,265	860	1.68%	200,162	982	1.97%
Non-taxable (2)	102,630	992	3.88%	82,277	924	4.50%
Total earnings assets	871,024	8,742	4.03%	753,572	7,885	4.20%
Non-earning assets	86,196			63,315
Allowance for loan losses	(3,413)			(2,893)
Total assets	$953,807			$813,994

Interest-bearing deposits	$666,348	931	0.56%	$579,774	1,117	0.77%
Short-term borrowings	13,870	4	0.12%	12,665	5	0.16%
Long-term debt	12,905	110	3.42%	20,506	150	2.93%
Total interest-bearing liabilities	693,123	1,045	0.60%	612,945	1,272	0.83%
Demand deposits	159,329			114,235
Other liabilities	6,314			6,816
Capital	95,041			79,998
Total liabilities and capital	$953,807			$813,994

Net interest rate spread (3)			3.43%			3.37%

Net interest income and net interest margin on a taxable-equivalent basis (4)		7,697	3.54%		6,613	3.52%

Ratio of interest-earning assets to interest-bearing liabilities	125.67%			122.94%

(1)	Includes nonaccrual loans, if any.
(2)	Income from tax-exempt securities is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
(3)	The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)	The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2013 as compared to the same period in 2012.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30, 2013 vs. 2012
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,163	(267)	896
Interest-bearing demand deposits	(2)	(1)	(3)
Federal Reserve Bank stock	13	(3)	10
Federal Home Loan Bank stock	8	-	8
Investment securities:
Taxable	24	(146)	(122)
Nontaxable	208	(140)	68
Total interest income	1,414	(557)	857

Interest-bearing Liabilities:
Deposits	151	(337)	(186)
Short-term borrowings	-	(1)	(1)
Long-term debt	(62)	22	(40)
Total interest expense	89	(316)	(227)
Net interest income	$1,325	(241)	1,084

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2013 totaled $7,697,000, an increase of $1,084,000 over the comparable period in 2012.  Total interest income increased $857,000 and total interest expense decreased $227,000.

The increase in total interest income was primarily due to a $117.5 million increase in average total earning assets, partially offset by a 17 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to interest-earning assets acquired through the merger with First Capital.  The decrease in the average rate earned reflects a general decrease in market rates.

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was primarily due to a 23 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by an $80.2 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an $86.6 million increase in average interest-bearing deposits primarily due to the merger, partially offset by a $7.6 million decrease in average long-term debt.  Long-term debt decreased because of the payment in full of a $6.0 million Federal Home Loan Bank advance in August 2012.  The decrease in the average rate paid on deposits also reflects a general decrease in market rates.

Six Months Ended June 30, 2013 vs. 2012.
The following table presents, for the six months ended June 30, 2013 and 2012, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

	Six Months Ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$543,625	13,396	4.97%	$459,261	12,128	5.31%
Federal funds sold	1,549	1	0.13%	-	-	-%
Interest-bearing demand deposits	10,665	14	0.26%	12,926	15	0.23%
Federal Reserve Bank stock	1,267	38	6.05%	945	28	5.96%
Federal Home Loan Bank stock	2,799	60	4.32%	2,091	46	4.42%
Investment securities:
Taxable	197,053	1,694	1.73%	187,242	1,869	2.01%
Non-taxable (2)	97,858	1,936	3.99%	81,010	1,842	4.57%
Total earnings assets	854,816	17,139	4.04%	743,475	15,928	4.31%
Non-earning assets	87,614			64,242
Allowance for loan losses	(3,381)			(2,855)
Total assets	$939,049			$804,862

Interest-bearing deposits	$656,205	1,914	0.59%	$575,377	2,282	0.80%
Short-term borrowings	12,753	7	0.11%	11,791	8	0.14%
Long-term debt	13,149	222	3.40%	20,775	304	2.94%
Total interest-bearing liabilities	682,107	2,143	0.63%	607,943	2,594	0.86%
Demand deposits	156,193			110,610
Other liabilities	6,556			6,678
Capital	94,193			79,631
Total liabilities and capital	$939,049			$804,862

Net interest rate spread (3)			3.41%			3.45%

Net interest income and net interest margin on a taxable-equivalent basis (4)		14,996	3.54%		13,334	3.61%

Ratio of interest-earning assets to interest-bearing liabilities	125.32%			122.29%

(1)	Includes nonaccrual loans, if any. Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.
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

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2013 as compared to the same period in 2012.

	Six Months Ended
	June 30, 2013 vs. 2012
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$2,119	(851)	1,268
Federal funds sold	1	-	1
Interest-bearing demand deposits	(3)	2	(1)
Federal Reserve Bank stock	10	-	10
Federal Home Loan Bank stock	15	(1)	14
Investment securities:
Taxable	94	(269)	(175)
Nontaxable	352	(258)	94
Total interest income	2,588	(1,377)	1,211

Interest-bearing Liabilities:
Deposits	291	(659)	(368)
Short-term borrowings	1	(2)	(1)
Long-term debt	(124)	42	(82)
Total interest expense	168	(619)	(451)
Net interest income	$2,420	(758)	1,662

Net interest income on a fully tax-equivalent basis for the first six months of 2013 totaled $14,996,000, a $1,662,000 increase from the same six month period of 2012.  Total interest income increased $1,211,000 and total interest expense decreased $451,000.

The increase in total interest income was primarily due to a $111.3 million increase in average total earning assets, partially offset by a 27 basis point decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to interest-earning assets acquired through the merger with First Capital.  The decrease in the average rate earned reflects a general decrease in market rates.

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was primarily due to a 23 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $74.2 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an $80.8 million increase in average interest-bearing deposits primarily due to the merger, partially offset by a $7.6 million decrease in average long-term debt.  Long-term debt decreased because of the previously described payment in full of a Federal Home Loan Bank advance in August 2012.  The decrease in the average rate paid on interest-bearing liabilities reflects a general decrease in market rates.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three months ended June 30, 2013 and 2012 was $42,000 and $91,000, respectively, and $191,000 and $306,000 for the six months ended June 30, 2013 and 2012, respectively.  The decrease in the provision reflects stabilization in the credit quality of the loan portfolio in part due to relatively stable regional market conditions.

The fair value of loans acquired through the merger was estimated by discounting at current rates the cash flows expected to be received on Citizens' loan portfolio.  Since the estimation of cash flows recognized the probability that LCNB would not be able to collect all contractually required principal and interest payments, Citizens' allowance for loan losses was not carried forward.

Non-Interest Income

Three Months Ended June 30, 2013 vs. 2012.
Total non-interest income for the second quarter 2013 was $423,000 greater than for the second quarter 2012 primarily due to a $164,000 increase in service charges and fees on deposit accounts and a $136,000 increase in trust income.  Service charges and fees on deposit accounts increased primarily due to a greater number of deposit accounts resulting from the merger.  Trust income increased primarily due to an increase in the fair value of trust assets and brokerage accounts managed.

Six Months Ended June 30, 2013 vs. 2012.
Non-interest income for the first six months of 2013 was $594,000 greater than the comparable period in 2012.  The increase was largely due to a $265,000 increase in service charges and fees on deposit accounts and to a $236,000 increase in net gain on sales of securities.  Service charges and fees on deposit accounts increased for substantially the same reasons mentioned above.  Net gain on sales of securities increased due to a higher volume of sales and to favorable pricing.

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

Three Months Ended June 30, 2013 vs. 2012.
Non-interest expense for the second quarter 2013 was $994,000 greater than for the second quarter 2012 due primarily to a $279,000 increase in salaries and employee benefits, a $128,000 increase in net occupancy expense, and a $535,000 increase in other non-interest expense.  The increase in salaries and employee benefits primarily reflects the additional staff needed to operate the six additional offices LCNB acquired as a result of the merger.  The increase in net occupancy expense also reflects increased maintenance costs for the additional offices.  Other non-interest expense for the second quarter 2013 includes an additional $271,000 in costs related to the merger and conversion of Citizens' data processing system to LCNB's system.

Six Months Ended June 30, 2013 vs. 2012.
Non-interest expense for the first six months of 2013 was $2,637,000 greater than for the same period in 2012 due primarily to a $591,000 increase in salaries and employee benefits, a $227,000 increase in net occupancy expense, and a $1,677,000 increase in other non-interest expense.  Salaries and employee benefits and net occupancy expense increased for substantially the same reasons mentioned above.  Other non-interest expense for the first half of 2013 includes $1,326,000 in costs related to the merger and data system conversion.  Increases in intangible amortization expense of $133,000 and other expenses associated with the operations of the newly acquired branches also contributed to the overall increase in other non-interest expense in 2013.  Partially offsetting these increased costs was a $293,000 decrease in net costs related to other real estate owned, including a gain recognized in the first quarter 2013 on the sale of commercial real estate property and a decrease in impairment write-downs and other holding costs.

Income Taxes
LCNB's effective tax rates for the six months ended June 30, 2013 and 2012 were 24.8% and 25.4%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
The carrying values of loans, securities available-for-sale, premises and equipment, and deposits were greatly influenced by the merger.  See Note 2 to the Financial Statements for a description of the merger and a summary of the fair values of First Capital's assets and liabilities added to LCNB's consolidated balance sheet.

In addition to the merger, a $20.4 million increase in public fund deposits by local government entities was a secondary reason for the increase in total deposits.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.

Common stock in the shareholders' equity section of the consolidated balance sheet at June 30, 2013 was $12.5 million greater than the balance shown for December 31, 2012 due to the merger.  LCNB issued 888,811 shares of stock, valued at $12.4 million on the date of the merger, and paid approximately $7.8 million in cash to effect the merger.

LCNB CORP. AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity
LCNB depends on dividends from its subsidiaries for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders.  National banking law limits the amount of dividends the Bank may pay to the sum of retained net income for the current year plus retained net income for the previous two years.  Prior approval from the Office of the Comptroller of the Currency, the Bank's primary regulator, is necessary for the Bank to pay dividends in excess of this amount.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.  Management believes the Bank will be able to pay anticipated dividends to LCNB Corp. without needing to request approval.  The Bank is not aware of any reasons why it would not receive such approval.

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At June 30, 2013, LCNB's liquid assets amounted to $298.8 million or 31.6% of total assets.  This compares to liquid assets totaling $272.0 million or 34.5% of total assets at December 31, 2012.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 83.4% of total deposits at June 30, 2013 were "core" deposits, compared to 83.6% of deposits at December 31, 2012.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.  The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2013 IRSA indicates that an increase in interest rates would have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$32,146	2,329	7.81%
Up 200	31,347	1,530	5.13%
Up 100	30,565	748	2.51%
Base	29,817	-	-%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2013 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE.  The changes in eve for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$82,666	(7,727)	(8.55)%
Up 200	84,613	(5,780)	(6.39)%
Up 100	86,678	(3,715)	(4.11)%
Base	90,393	-	-%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of June 30, 2013, LCNB's disclosure controls and procedures were effective.

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
2
Agreement and Plan of Merger dated as of October 9, 2012 by and between LCNB Corp. and First Capital Bancshares, Inc.  – incorporated by reference to the Registrant's Form 8-K filed on October 9, 2012, Exhibit 2.1.

3.1
Amended and Restated Articles of Incorporation of LCNB Corp., as amended – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 3.1.

3.2	Code of Regulations of LCNB Corp. – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).

10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan – incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

10.3	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 5, 2013	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

August 5, 2013	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer