Form 10-Q
period 2013-09-30
LCNB CORP
filed 2013-11-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of November 7, 2013 was 9,283,186 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Cash and due from banks	$14,563	11,260
Interest-bearing demand deposits	124	2,215
Total cash and cash equivalents	14,687	13,475
Investment securities:
Available-for-sale, at fair value	271,304	258,506
Held-to-maturity, at cost	21,058	15,424
Federal Reserve Bank stock, at cost	1,603	949
Federal Home Loan Bank stock, at cost	2,854	2,091
Loans, net	562,686	450,346
Premises and equipment, net	20,058	16,564
Goodwill	13,971	5,915
Bank owned life insurance	21,115	16,915
Other assets	13,013	8,452
TOTAL ASSETS	$942,349	788,637
LIABILITIES:
Deposits:
Noninterest-bearing	$159,453	133,848
Interest-bearing	648,882	537,623
Total deposits	808,335	671,471
Short-term borrowings	22,811	13,756
Long-term debt	12,446	13,705
Accrued interest and other liabilities	6,542	7,699
TOTAL LIABILITIES	850,134	706,631
SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value, authorized 12,000,000 shares, issued 8,393,790 and 7,485,527 shares at September 30, 2013 and December 31, 2012, respectively	39,774	27,107
Retained earnings	64,614	61,843
Treasury shares at cost, 753,627 shares at September 30, 2013 and December 31, 2012	(11,665)	(11,665)
Accumulated other comprehensive income (loss), net of taxes	(508)	4,721
TOTAL SHAREHOLDERS' EQUITY	92,215	82,006
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$942,349	788,637

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$6,902	5,822	20,298	17,950
Interest on investment securities –
Taxable	862	941	2,556	2,810
Non-taxable	654	615	1,932	1,831
Other short-term investments	32	26	145	115
TOTAL INTEREST INCOME	8,450	7,404	24,931	22,706
INTEREST EXPENSE:
Interest on deposits	875	1,050	2,789	3,332
Interest on short-term borrowings	11	4	18	12
Interest on long-term debt	109	136	331	440
TOTAL INTEREST EXPENSE	995	1,190	3,138	3,784
NET INTEREST INCOME	7,455	6,214	21,793	18,922
PROVISION FOR LOAN LOSSES	178	436	369	742
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,277	5,778	21,424	18,180
NON-INTEREST INCOME:
Trust income	626	530	1,810	1,769
Service charges and fees on deposit accounts	1,062	911	3,114	2,698
Net gain on sales of securities	58	427	753	886
Bank owned life insurance income	168	145	512	432
Gains from sales of mortgage loans	57	151	305	360
Other operating income	76	41	238	151
TOTAL NON-INTEREST INCOME	2,047	2,205	6,732	6,296
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,247	3,059	9,783	9,004
Equipment expenses	318	263	908	789
Occupancy expense, net	505	445	1,529	1,242
State franchise tax	208	193	635	595
Marketing	145	129	446	409
FDIC insurance premiums	128	83	375	298
Other non-interest expense	1,612	1,392	5,902	4,005
TOTAL NON-INTEREST EXPENSE	6,163	5,564	19,578	16,342
INCOME BEFORE INCOME TAXES	3,161	2,419	8,578	8,134
PROVISION FOR INCOME TAXES	804	572	2,145	2,023
NET INCOME	$2,357	1,847	6,433	6,111
Dividends declared per common share	$0.16	0.16	0.48	0.48
Earnings per common share:
Basic	$0.31	0.27	0.85	0.91
Diluted	0.30	0.27	0.83	0.90
Weighted average common shares outstanding:
Basic	7,636,098	6,721,699	7,592,818	6,713,959
Diluted	7,787,098	6,797,675	7,722,686	6,787,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,357	1,847	6,433	6,111
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $391 and $556 for the three months ended September 30, 2013 and 2012, respectively, and $2,452 and $787 for the nine months ended September 30, 2013 and 2012, respectively)	760	1,080	(4,758)	1,529
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $20 and $145 for the three months ended September 30, 2013 and 2012, respectively, and $256 and $300 for the nine months ended September 30, 2013 and 2012, respectively)	(38)	(282)	(497)	(586)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $5 and $4 for the three months ended September 30, 2013 and 2012, respectively, and $14 and $12 for the nine months ended September 30, 2013 and 2012, respectively)	8	9	26	25
TOTAL COMPREHENSIVE INCOME	$3,087	2,654	1,204	7,079

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2011	6,704,723	$26,753	57,877	(11,698)	5,028	77,960
Net income			6,111			6,111
Net unrealized gain on available-for-sale securities, net of taxes					1,529	1,529
Reclassification adjustment for net realized gain on sales of available-for-sale securities included in net income, net of taxes					(586)	(586)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					25	25
Dividend Reinvestment and Stock Purchase Plan	19,640	257				257
Exercise of stock options	2,144		(5)	33		28
Compensation expense relating to stock options		30				30
Common stock dividends, $0.48 per share			(3,223)			(3,223)
Balance at September 30, 2012	6,726,507	$27,040	60,760	(11,665)	5,996	82,131

Balance at December 31, 2012	6,731,900	$27,107	61,843	(11,665)	4,721	82,006
Net income			6,433			6,433
Net unrealized gain (loss) on available-for-sale securities, net of taxes					(4,758)	(4,758)
Reclassification adjustment for net realized gain on sales of available-for-sale securities included in net income, net of taxes					(497)	(497)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					26	26
Dividend Reinvestment and Stock Purchase Plan	13,832	248				248
Exercise of stock options	5,620	70				70
Acquisition of First Capital Bancshares, Inc.	888,811	12,321				12,321
Compensation expense relating to stock options		28				28
Common stock dividends, $0.48 per share			(3,662)			(3,662)
Balance at September 30, 2013	7,640,163	$39,774	64,614	(11,665)	(508)	92,215

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,433	6,111
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,886	2,339
Provision for loan losses	369	742
Increase in cash surrender value of bank owned life insurance	(512)	(432)
Realized (gain) loss from sales of securities available-for-sale	(753)	(886)
Realized (gain) loss from sales of premises and equipment	(1)	(10)
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	(175)	80
Origination of mortgage loans for sale	(16,831)	(19,328)
Realized gains from sales of mortgage loans	(305)	(360)
Proceeds from sales of mortgage loans	16,970	19,492
Compensation expense related to stock options	28	30
Changes in:
Accrued income receivable	(802)	(650)
Other assets	745	358
Other liabilities	(239)	314
TOTAL ADJUSTMENTS	380	1,689
NET CASH FLOWS FROM OPERATING ACTIVITIES	6,813	7,800
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	41,888	64,002
Proceeds from maturities and calls of investment securities:
Available-for-sale	15,724	22,759
Held-to-maturity	4,437	1,563
Purchases of investment securities:
Available-for-sale	(57,106)	(97,344)
Held-to-maturity	(9,687)	(3,332)
Purchase of Federal Reserve Bank stock	(497)	(8)
Net (increase) decrease in loans	(13,446)	2,248
Purchase of bank owned life insurance	—	(1,500)
Proceeds from sale of other real estate owned and repossessed assets	1,062	20
Additions to other real estate owned	—	(16)
Purchases of premises and equipment	(614)	(403)
Proceeds from sale of premises and equipment	1	13
Net cash acquired from acquisition	9,771	—
NET CASH FLOWS FROM INVESTING ACTIVITIES	(8,467)	(11,998)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	206	37,518
Net increase (decrease) in short-term borrowings	9,055	(9,520)
Principal payments on long-term debt	(3,051)	(7,324)
Proceeds from issuance of common stock	32	41
Proceeds from exercise of stock options	70	28
Cash dividends paid on common stock	(3,446)	(3,006)
NET CASH FLOWS FROM FINANCING ACTIVITIES	2,866	17,737
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,212	13,539
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,475	19,535
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,687	33,074
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,150	3,857
Income taxes paid	2,715	1,735
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	133	755
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

Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2012 Annual Report on Form 10-K filed with the SEC.

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
(Unaudited)
(Continued)
Note 2 – Acquisition (continued)

The merger with First Capital was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date, as summarized in the following table (in thousands):

Consideration Paid:
Common shares issued (888,811)	$12,354
Cash paid to shareholders	7,828
Total value of consideration paid	20,182

Identifiable Assets Acquired:
Cash and cash equivalents	17,632
Investment securities:
Available-for-sale	21,606
Held-to-maturity	384
Federal Reserve Bank stock	157
Federal Home Loan Bank stock	763
Loans	98,906
Premises and equipment	3,949
Bank owned life insurance	3,687
Core deposit intangible	2,574
Other real estate owned	127
Deferred income taxes	409
Other assets	1,369
Total identifiable assets acquired	151,563

Liabilities Assumed:
Deposits	136,823
Long-term debt	1,792
Other liabilities	822
Total liabilities assumed	139,437

Total Identifiable Net Assets Acquired	12,126

Goodwill resulting from merger	$8,056

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 2 – Acquisition (continued)

The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts reported in the Form 10-Q for the period ending June 30, 2013 (in thousands):

Goodwill at June 30, 2013	$8,258
Effect of adjustments to:
Deferred income taxes	18
Other assets	(220)
Goodwill at September 30, 2013	$8,056

Management believes that acquisition method adjustments are substantially complete at September 30, 2013.

Direct costs related to the acquisition were expensed as incurred and are recorded in other non-interest expense in the consolidated statements of income.  During the first nine months of 2013, LCNB incurred $1,326,000 in merger and acquisition integration expenses related to the transaction, including $603,000 in merger related costs and $723,000 for converting Citizens data processing system to LCNB's system.

The results of operations are included in the consolidated statement of income from the date of the merger.  The estimated amount of Citizens revenue (net interest income plus non-interest income) and net income, excluding merger and data conversion costs, included in LCNB's consolidated statement of income for the three and nine months ended September 30, 2013 were as follows (in thousands):

	Three Months	Nine Months
Total revenue	$1,676	4,561
Net income	750	1,898

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue	$9,502	10,067	28,728	30,446
Net income	2,358	2,097	7,000	7,027
Basic earnings per common share	0.31	0.27	0.92	0.92
Diluted earnings per common share	0.30	0.27	0.90	0.91

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$8,904	—	197	8,707
U.S. Agency notes	113,475	340	3,036	110,779
U.S. Agency mortgage-backed securities	45,723	721	868	45,576
Certificates of deposit with other banks	1,492	9	—	1,501
Municipal securities:
Non-taxable	78,822	2,480	793	80,509
Taxable	19,157	668	140	19,685
Mutual funds	2,408	—	23	2,385
Trust preferred securities	149	3	5	147
Equity securities	1,751	317	53	2,015
	$271,881	4,538	5,115	271,304

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$18,462	224	—	18,686
U.S. Agency notes	89,372	1,364	130	90,606
U.S. Agency mortgage-backed securities	51,121	1,444	24	52,541
Corporate securities	3,032	35	—	3,067
Municipal securities:
Non-taxable	70,504	3,497	119	73,882
Taxable	14,851	993	3	15,841
Mutual funds	2,138	30	—	2,168
Trust preferred securities	250	2	7	245
Equity securities	1,390	106	26	1,470
	$251,120	7,695	309	258,506

The fair value of held-to-maturity investment securities, consisting of taxable and non-taxable municipal securities, approximates amortized cost at September 30, 2013 and December 31, 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 3 - Investment Securities (continued)

Information concerning available-for-sale investment securities with gross unrealized losses at September 30, 2013, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes	$8,707	197	—	—
U.S. Agency notes	91,919	3,036	—	—
U.S. Agency mortgage-backed securities	23,840	868	—	—
Municipal securities:
Non-taxable	23,864	793	—	—
Taxable	5,633	140	—	—
Mutual funds	1,385	23	—	—
Trust preferred securities	46	4	48	1
Equity securities	311	34	95	19
	$155,705	5,095	143	20

Management has determined that the unrealized losses at September 30, 2013 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Note 4 - Loans

Major classifications of loans at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013			December 31, 2012
	Acquired Credit Impaired	Other	Total
Commercial and industrial	$341	30,939	31,280	26,236
Commercial, secured by real estate	4,252	298,059	302,311	238,357
Residential real estate	1,346	214,972	216,318	175,031
Consumer	—	12,928	12,928	10,554
Agricultural	—	3,245	3,245	1,668
Other loans, including deposit overdrafts	—	58	58	1,875
	5,939	560,201	566,140	453,721
Deferred net origination costs (fees)	—	(31)	(31)	62
	5,939	560,170	566,109	453,783
Less allowance for loan losses	—	3,423	3,423	3,437
Loans, net	$5,939	556,747	562,686	450,346

Loans acquired from the merger with First Capital are recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method.

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

The following table provides certain information at the acquisition date on loans acquired from First Capital, not including loans considered to be impaired (in thousands):

Contractually required principal at acquisition	$91,614
Less fair value adjustment	(1,908)
Fair value of acquired loans	$89,706

Contractual cash flows not expected to be collected	$2,149

The following table provides details on acquired impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

Contractually required principal at acquisition	$11,460
Contractual cash flows not expected to be collected (nonaccretable difference)	(1,260)
Expected cash flows at acquisition	10,200
Interest component of expected cash flows (accretable discount)	(1,389)
Fair value of acquired impaired loans	$8,811

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at the dates indicated (in thousands):

	September 30, 2013	January 11, 2013
Outstanding balance	$8,155	11,460
Carrying amount	5,939	8,811

Activity during 2013 for the accretable discount related to acquired impaired loans is as follows (in thousands):

Accretable discount at January 11, 2013	$1,389
Reclass from nonaccretable discount to accretable discount	157
Less transferred to other real estate owned	(23)
Less accretion	(394)
Accretable discount at September 30, 2013	$1,129

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

Non-accrual, past-due, and accruing restructured loans as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013			December 31, 2012
	Acquired Credit Impaired	Other	Total
Non-accrual loans:
Commercial and industrial	$—	144	144	264
Commercial, secured by real estate	369	1,120	1,489	788
Residential real estate	143	1,052	1,195	1,231
Total non-accrual loans	512	2,316	2,828	2,283
Past-due 90 days or more and still accruing	—	29	29	128
Total non-accrual and past-due 90 days or more and still accruing	512	2,345	2,857	2,411
Accruing restructured loans	—	14,175	14,175	13,343
Total	$512	16,520	17,032	15,754
Percentage of total non-accrual loans and loans past-due 90 days or more and still accruing to total loans			0.50%	0.53%
Percentage of total non-accrual loans, loans past-due 90 days or more and still accruing, and accruing restructured loans to total loans			3.01%	3.47%

Loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at September 30, 2013 and December 31, 2012 are $91,125,000 and $71,568,000, respectively.  Loans sold during the three months ended September 30, 2013 and 2012 totaled $2,434,000 and $7,934,000, respectively, and $16,831,000 and $19,328,000 during the nine months ended September 30, 2013 and 2012, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The allowance for loan losses and recorded investment in loans for the nine months ended September 30 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2013
Allowance for loan losses:
Balance, beginning of year	$320	2,296	712	108	—	1	3,437
Provision charged to expenses	(41)	107	268	14	—	21	369
Losses charged off:
Acquired credit impaired loans	—	—	(5)	—	—	—	(5)
Other loans	(120)	(34)	(203)	(148)	—	(56)	(561)
Recoveries	4	26	21	98	—	34	183
Balance, end of period	$163	2,395	793	72	—	—	3,423
Individually evaluated for impairment	$1	766	190	1	—	—	958
Collectively evaluated for impairment	162	1,629	603	71	—	—	2,465
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$163	2,395	793	72	—	—	3,423
Loans:
Individually evaluated for impairment	$166	14,444	1,543	35	—	—	16,188
Collectively evaluated for impairment	30,739	283,288	213,669	12,983	3,245	58	543,982
Acquired credit impaired loans	341	4,252	1,346	—	—	—	5,939
Balance, end of period	$31,246	301,984	216,558	13,018	3,245	58	566,109

2012
Allowance for loan losses:
Balance, beginning of year	$162	1,941	656	166	—	6	2,931
Change in classification	18	(18)	—	—	—	—	—
Provision charged to expenses	163	(16)	624	(49)	—	20	742
Losses charged off	(159)	(234)	(479)	(84)	—	(64)	(1,020)
Recoveries	—	71	7	95	—	40	213
Balance, end of period	$184	1,744	808	128	—	2	2,866
Individually evaluated for impairment	$21	49	219	—	—	—	289
Collectively evaluated for impairment	163	1,695	589	128	—	2	2,577
Balance, end of period	$184	1,744	808	128	—	2	2,866
Loans:
Individually evaluated for impairment	$264	13,895	1,157	13	—	—	15,329
Collectively evaluated for impairment	25,462	223,898	176,114	11,550	2,061	2,993	442,078
Balance, end of period	$25,726	237,793	177,271	11,563	2,061	2,993	457,407

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

A breakdown of the loan portfolio by credit quality indicators at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2013
Acquired credit impaired:
Commercial & industrial	$12	—	329	—	341
Commercial, secured by real estate	—	766	3,486	—	4,252
Residential real estate	—	—	1,346	—	1,346
Total	$12	766	5,161	—	5,939

Other:
Commercial & industrial	$27,657	1,815	1,433	—	30,905
Commercial, secured by real estate	285,160	1,957	10,615	—	297,732
Residential real estate	208,654	1,774	4,731	53	215,212
Consumer	12,978	—	40	—	13,018
Agricultural	3,245	—	—	—	3,245
Other	58	—	—	—	58
Total	$537,752	5,546	16,819	53	560,170

Total:
Commercial & industrial	$27,669	1,815	1,762	—	31,246
Commercial, secured by real estate	285,160	2,723	14,101	—	301,984
Residential real estate	208,654	1,774	6,077	53	216,558
Consumer	12,978	—	40	—	13,018
Agricultural	3,245	—	—	—	3,245
Other	58	—	—	—	58
Total	$537,764	6,312	21,980	53	566,109

December 31, 2012
Commercial & industrial	$22,965	1,804	1,177	264	26,210
Commercial, secured by real estate	222,497	2,653	12,872	107	238,129
Residential real estate	168,338	2,353	4,280	298	175,269
Consumer	10,549	—	62	20	10,631
Agricultural	1,665	—	3	—	1,668
Other	1,876	—	—	—	1,876
Total	$427,890	6,810	18,394	689	453,783

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

A loan portfolio aging analysis at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
September 30, 2013
Acquired credit impaired:
Commercial & industrial	$—	—	—	—	341	341	—
Commercial, secured by real estate	—	54	127	181	4,071	4,252	—
Residential real estate	—	45	80	125	1,221	1,346	—
Total	$—	99	207	306	5,633	5,939	—

Other:
Commercial & industrial	$64	99	144	307	30,598	30,905	—
Commercial, secured by real estate	1,362	769	1,120	3,251	294,481	297,732	—
Residential real estate	1,200	492	1,116	2,808	212,404	215,212	29
Consumer	95	16	—	111	12,907	13,018	—
Agricultural	—	—	—	—	3,245	3,245	—
Other	39	—	—	39	19	58	—
Total	$2,760	1,376	2,380	6,516	553,654	560,170	29

Total:
Commercial & industrial	$64	99	144	307	30,939	31,246	—
Commercial, secured by real estate	1,362	823	1,247	3,432	298,552	301,984	—
Residential real estate	1,200	537	1,196	2,933	213,625	216,558	29
Consumer	95	16	—	111	12,907	13,018	—
Agricultural	—	—	—	—	3,245	3,245	—
Other	39	—	—	39	19	58	—
Total	$2,760	1,475	2,587	6,822	559,287	566,109	29

December 31, 2012
Commercial & industrial	$—	1	264	265	25,945	26,210	—
Commercial, secured by real estate	346	79	788	1,213	236,916	238,129	—
Residential real estate	791	212	1,172	2,175	173,094	175,269	103
Consumer	61	57	25	143	10,488	10,631	25
Agricultural	—	—	—	—	1,668	1,668	—
Other	72	—	—	72	1,804	1,876	—
Total	$1,270	349	2,249	3,868	449,915	453,783	128

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

Impaired loans, excluding acquired credit impaired loans, at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no related allowance recorded:
Commercial & industrial	$—	—	—	—	—
Commercial, secured by real estate	3,067	3,143	—	3,143	85
Residential real estate	344	344	—	382	6
Consumer	—	—	—	1	—
Total	$3,411	3,487	—	3,526	91
With an allowance recorded:
Commercial & industrial	$166	271	1	193	1
Commercial, secured by real estate	11,377	11,431	766	10,710	278
Residential real estate	1,199	1,462	190	1,201	23
Consumer	35	35	1	21	2
Total	$12,777	13,199	958	12,125	304
Total:
Commercial & industrial	$166	271	1	193	1
Commercial, secured by real estate	14,444	14,574	766	13,853	363
Residential real estate	1,543	1,806	190	1,583	29
Consumer	35	35	1	22	2
Total	$16,188	16,686	958	15,651	395

December 31, 2012
With no related allowance recorded:
Commercial & industrial	$—	—	—	975	43
Commercial, secured by real estate	9,541	9,936	—	9,310	350
Residential real estate	417	417	—	397	5
Consumer	20	20	—	23	2
Total	$9,978	10,373	—	10,705	400
With an allowance recorded:
Commercial & industrial	$264	822	159	374	—
Commercial, secured by real estate	4,258	4,360	660	4,765	171
Residential real estate	658	853	85	707	2
Consumer	—	—	—	4	—
Total	$5,180	6,035	904	5,850	173
Total:
Commercial & industrial	$264	822	159	1,349	43
Commercial, secured by real estate	13,799	14,296	660	14,075	521
Residential real estate	1,075	1,270	85	1,104	7
Consumer	20	20	—	27	2
Total	$15,158	16,408	904	16,555	573

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

Loan modifications that were classified as troubled debt restructurings during the three and nine months ended September 30, 2013 and 2012 are as follows (dollars in thousands):

	2013		2012
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification
Three Months Ended September 30,
Commercial and industrial	—	$—	—	$—
Commercial, secured by real estate	1	702	—	—
Residential real estate	—	—	1	100
Consumer	—	—	2	20
Total	1	$702	3	$120
Nine Months Ended September 30,
Commercial and industrial	1	$22	—	$—
Commercial, secured by real estate	1	702	—	—
Residential real estate	2	335	3	273
Consumer	2	27	2	20
Total	6	$1,086	5	$293

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

A restructured automobile loan with a balance of $13,000 was charged off during the first quarter 2013, which was within twelve months of the loan's modification date.  There were no other troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three and nine months ended September 30, 2013 and 2012.

Note 5 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in "other assets" in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance, beginning of year	$2,189	1,619
Additions	126	771
Additions due to merger	127	—
Reductions due to sales	(843)	—
Reductions due to valuation write downs	(38)	(76)
Balance, end of period	$1,561	2,314

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 5 –Other Real Estate Owned (continued)

Other real estate owned at September 30, 2013 and December 31, 2012 consisted of (dollars in thousands):

	September 30, 2013		December 31, 2012
	Number	Balance	Number	Balance
Commercial real estate	2	$1,443	2	$1,875
Residential real estate	5	118	8	314
	7	$1,561	10	$2,189

Note 6 – Premises and Equipment

Premises and equipment at September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$5,353	4,708
Buildings	18,756	15,616
Equipment	11,952	11,280
Construction in progress	75	—
Total	36,136	31,604
Less accumulated depreciation	16,078	15,040
Premises and equipment, net	$20,058	16,564

Depreciation charged to expense was $370,000 and $322,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,070,000 and $927,000 for the nine months ended September 30, 2013 and 2012, respectively.

Note 7 – Borrowings

Funds borrowed from the Federal Home Loan Bank of Cincinnati ("FHLB") at September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	Interest Rate	September 30, 2013	December 31, 2012
Fixed Rate Advances, due at maturity:
Advance due January 2015	2.00%	$5,000	5,000
Advance due March 2017	5.25%	5,000	5,000
Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	528	1,308
Advance due March 2019	2.82%	1,918	2,397
		$12,446	13,705

All advances from the FHLB are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $181 million and $142 million at September 30, 2013 and December 31, 2012, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 7 – Borrowings (continued)

Short-term borrowings at September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Line of credit	$11,946	0.75%	$2,661	0.75%
FHLB short-term advance	—	—%	—	—%
Repurchase agreements	10,865	0.10%	11,095	0.10%
	$22,811	0.44%	$13,756	0.23%

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(6.8)%	(8.3)%	(7.4)%	(7.3)%
Tax exempt income on bank owned life insurance	(1.8)%	(2.0)%	(2.0)%	(1.8)%
Other, net	—%	(0.1)%	0.4%	—%
Effective tax rate	25.4%	23.6%	25.0%	24.9%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 9 – Commitments and Contingent Liabilities (continued)

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Commitments to extend credit:
Commercial loans	$12,663	13,625
Other loans
Fixed rate	3,824	4,602
Adjustable rate	1,039	1,238
Unused lines of credit:
Fixed rate	4,386	3,368
Adjustable rate	59,636	45,199
Unused overdraft protection amounts on demand and NOW accounts	9,538	9,665
Standby letters of credit	445	5,109
	$91,531	82,806

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn on line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At September 30, 2013 and December 31, 2012, outstanding guarantees of approximately $445,000 and $346,000, respectively, were issued to developers and contractors.  These guarantees generally are fully secured and have varying maturities.  At December 31, 2012, LCNB had a participation in four letters of credit totaling $4.8 million securing payment of principal and interest on a bond issue.  These letters of credit were terminated on July 11, 2013.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2013 totaled approximately $100,000.

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

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	At September 30, 2013	At December 31, 2012
Regulatory Capital:
Shareholders' equity	$92,215	82,006
Goodwill and other intangibles	(16,405)	(6,019)
Accumulated other comprehensive (income) loss	508	(4,721)
Tier 1 risk-based capital	76,318	71,266
Eligible allowance for loan losses	3,423	3,437
Total risk-based capital	$79,741	74,703
Capital ratios:
Tier 1 risk-based	13.26%	15.13%
Total risk-based	13.86%	15.86%
Leverage	8.19%	8.98%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2013
Balance at beginning of period	$4,875	(154)	4,721
Before reclassifications	(4,758)	26	(4,732)
Reclassifications	(497)	—	(497)
Balance at end of period	$(380)	(128)	(508)

2012
Balance at beginning of period	$5,180	(152)	5,028
Before reclassifications	1,529	25	1,554
Reclassifications	(586)	—	(586)
Balance at end of period	$6,123	(127)	5,996

Reclassifications out of accumulated other comprehensive income during the three months and nine months ended September 30, 2013 and 2012 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Realized gain on sale of securities	$58	427	753	886
Less provision for income taxes	20	145	256	300
Reclassification adjustment, net of taxes	$38	282	497	586

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and nine-month periods ended September 30, 2013 and 2012 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Qualified noncontributory defined benefit retirement plan	$31	230	93	521
401(k) plan	75	88	229	198

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$18	22	54	66
Interest cost	12	11	35	33
Amortization of unrecognized net (gain) loss	6	5	18	15
Amortization of unrecognized prior service cost	7	7	21	21
Net periodic pension cost	$43	45	128	135

Amounts recognized in accumulated other comprehensive income, net of tax, at September 30, 2013 and December 31, 2012 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30, 2013	December 31, 2012
Net actuarial loss	$113	125
Past service cost	14	29
	$127	154

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

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at September 30, 2013 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	23,494	$9.00	5.3	18,419	$9.00	5.3
$11.00 - $12.99	63,354	12.05	6.8	31,362	12.06	6.1
$17.00 - $18.99	18,118	18.19	2.1	18,118	18.19	2.1
	104,966	12.43	5.6	67,899	12.86	4.8

The following table summarizes stock option activity for the periods indicated:

	2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	110,586	$12.42	124,123	$12.54
Granted	—	—	14,491	12.60
Exercised	(5,620)	12.32	(2,144)	13.09
Outstanding, September 30	104,966	12.43	136,470	12.54
Exercisable, September 30	67,899	12.86	81,193	13.25

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at September 30, 2013 that were "in the money" (market price greater than exercise price) was $708,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $428,000.  The aggregate intrinsic value for options outstanding at September 30, 2012 that were in the money was $233,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $127,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's stock.

Total expense related to options included in salaries and employee benefits in the consolidated statements of income for the three and nine months ended September 30, 2013 were $9,000 and $28,000, respectively, and $10,000 and $30,000 for the three and nine months ended September 30, 2012, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrant, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrant, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,357	1,847	6,433	6,111
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	7,636,098	6,721,699	7,592,818	6,713,959
Add dilutive effect of:
Stock options	29,601	10,089	23,262	8,898
Stock warrants	121,399	65,887	106,606	64,143
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	7,787,098	6,797,675	7,722,686	6,787,000
Earnings per common share:
Basic	$0.31	0.27	0.85	0.91
Diluted	0.30	0.27	0.83	0.90

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 15 - Fair Value Measurements (continued)

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, LCNB has invested in two mutual funds that invest in debt securities or loans that qualify for credit under the Community Reinvestment Act.  The investment in one of the mutual funds is considered to have level 1 inputs because it is publicly traded in an active market and it publishes a daily net asset value.  The investment in the other mutual fund is considered to have level 2 inputs because, although its shares are not traded in an active market, an investor can have its interest in the fund redeemed for the balance of its capital account at any quarter-end assuming the fund is given a 60 day notice.  The investment in this fund is carried at cost and approximates fair value.  Additionally, LCNB owns trust preferred securities in various financial institutions, equity securities in various financial and non-financial companies, and a mutual fund that invests primarily in floating rate loans.   Market quotations (level 1) are used to determine fair values for these investments. The investment in the mutual fund is considered to have level 1 inputs because it is publicly traded in an active market and it publishes a daily net asset value.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 15 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
September 30, 2013
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$8,707	8,707	—	—
U.S. Agency notes	110,779	—	110,779	—
U.S. Agency mortgage-backed securities	45,576	—	45,576	—
Certificates of deposit with other banks	1,501	—	1,501	—
Municipal securities:
Non-taxable	80,509	—	80,509	—
Taxable	19,685	—	19,685	—
Mutual funds	2,385	1,385	1,000	—
Trust preferred securities	147	147	—	—
Equity securities	2,015	2,015	—	—
Total recurring fair value measurements	$271,304	12,254	259,050	—
Nonrecurring fair value measurements:
Impaired loans	$11,819	—	650	11,169	—
Other real estate owned and repossessed assets (a)	1,561	—	1,561	—	175
Total nonrecurring fair value measurements	$13,380	—	2,211	11,169	175
December 31, 2012
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$18,686	18,686	—	—
U.S. Agency notes	90,606	—	90,606	—
U.S. Agency mortgage-backed securities	52,541	—	52,541	—
Corporate securities	3,067	3,067	—	—
Municipal securities:
Non-taxable	73,882	—	73,882	—
Taxable	15,841	—	15,841	—
Mutual funds	2,168	1,168	1,000	—
Trust preferred securities	245	245	—	—
Equity securities	1,470	1,470	—	—
Total recurring fair value measurements	$258,506	24,636	233,870	—
Nonrecurring fair value measurements:
Impaired loans	$4,276	—	161	4,115	—
Other real estate owned and repossessed assets (b)	2,189	—	2,189	—	(295)
Total nonrecurring fair value measurements	$6,465	—	2,350	4,115	(295)

(a)
Six other real estate owned properties with a total carrying amount of $277,000 were written down to their combined fair value of $239,000, resulting in an impairment charge of $38,000.  Eight other real estate owned properties with a total carrying amount of $843,000 were sold for a combined total of $1,054,000, resulting in a net gain of $211,000.    A repossessed asset with a carrying value of $6,000 was sold for $8,000, resulting in a net gain of $2,000.  The write-downs, losses, and gains were included in other non-interest expense for the period.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 15 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$14,687	14,687	13,475	13,475
Investment securities:
Available-for-sale	271,304	271,304	258,506	258,506
Held-to-maturity	21,058	21,058	15,424	15,424
Federal Reserve Bank stock	1,603	1,603	949	949
Federal Home Loan Bank stock	2,854	2,854	2,091	2,091
Loans, net	562,686	564,402	450,346	453,060
FINANCIAL LIABILITIES:
Deposits	808,335	811,412	671,471	675,964
Short-term borrowings	22,811	22,811	13,756	13,756
Long-term debt	12,446	13,251	13,705	14,724

The fair value of off-balance-sheet financial instruments at September 30, 2013 and December 31, 2012 was not material.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 15 - Fair Value Measurements (continued)

The following table summarizes the categorization by input level as of September 30, 2013 and December 31, 2012 of LCNB's financial assets and liabilities not recorded at fair value but for which fair value is disclosed (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Assets:
Loans, net	$552,583	—	552,583	—
Investment securities, non-taxable, held-to-maturity	21,058	—	—	21,058
Federal Reserve Bank stock	1,603	1,603	—	—
Federal Home Loan Bank stock	2,854	2,854	—	—
Liabilities:
Deposits	811,412	—	811,412	—
Long-term debt	13,251	—	13,251	—
December 31, 2012
Assets:
Loans, net	$448,784	—	448,784	—
Investment securities, non-taxable, held-to-maturity	15,424	—	—	15,424
Federal Reserve Bank stock	949	949	—	—
Federal Home Loan Bank stock	2,091	2,091	—	—
Liabilities:
Deposits	675,964	—	675,964	—
Long-term debt	14,724	—	14,724	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 – Subsequent Events

On October 28, 2013, LCNB and Colonial Banc Corp. (“CBC”), the holding company for Eaton National Bank & Trust Co. of Eaton, Ohio (“Eaton National”), signed a definitive stock purchase agreement whereby LCNB will purchase 100% of the outstanding stock of Eaton National from CBC for $24.75 million in cash. The transaction is expected to close in the first quarter of 2014, subject to receipt of CBC shareholder approval, customary regulatory approvals, and the completion of an underwritten public offering of $25 million of LCNB voting common stock. Upon the consummation of the transaction, Eaton National will be merged into LCNB National Bank and its offices will become branches of LCNB National Bank.

Eaton National operates five full-service branches in Preble County, Ohio and has approximately $191 million in assets, $136 million in loans, and $168 million in deposits.

The underwritten public offering referred to above was completed on November 5, 2013, when LCNB issued 1,642,857 shares of its common stock at a price to the public of $17.50 per share. The net proceeds to LCNB after deducting underwriting discounts and commissions and estimated offering expenses was approximately $27.1 million. LCNB intends to use the proceeds to fund the acquisition of Eaton National and the remaining amount will be used for general corporate purposes.

Note 17 – Recent Accounting Pronouncements

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 17 – Recent Accounting Pronouncements (continued)

ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”
ASU No. 2013-11 was issued in July 2013 and requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. ASU No. 2013-11 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of ASU No. 2013-11 is not expected to have a material impact on the LCNB’s results of operations or financial position.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have reviewed the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries ("LCNB") as of September 30, 2013, and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2013 and 2012, and the related consolidated statements of shareholders' equity and cash flows for each of the nine-month periods ended September 30, 2013 and 2012.  These interim financial statements are the responsibility of LCNB's management.

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
November 7, 2013

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

Results of Operations
Net income for the three and nine months ended September 30, 2013 was $2,357,000 (total basic and diluted earnings per common share of $0.31 and $0.30, respectively) and $6,433,000 (total basic and diluted earnings per common share of $0.85 and $0.83, respectively), respectively.  This compares to net income of $1,847,000 (total basic and diluted earnings per common share of $0.27) and $6,111,000 (total basic and diluted earnings per common share of $0.91 and $0.90) for the same three and nine-month periods in 2012.  Results for 2013 were significantly affected by the completion of a merger with First Capital Bancshares, Inc. and its subsidiary, Citizens National Bank of Chillicothe, on January 11, 2013.

Net interest income for the three and nine months ended September 30, 2013 increased $1,241,000 and $2,871,000, respectively, from the comparative periods in 2012 due primarily to the increased volume of average interest earning assets provided by the merger.

The provision for loan losses for the three and nine months ended September 30, 2013 was $258,000 and $373,000 less than the comparable periods in 2012.  Net loan charge-offs for the first nine months of 2013 and 2012 totaled $383,000 and $807,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $2,857,000 or 0.50% of total loans at September 30, 2013, compared to $2,411,000 or 0.53% of total loans at December 31, 2012.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets decreased from $2,189,000 at December 31, 2012 to $1,561,000 at September 30, 2013 primarily due the sale of commercial real estate property during the first quarter 2013.

Non-interest income for the three-month period in 2013 was $158,000 less than the comparable period in 2012 and $436,000 greater for the nine-month period. The three-month period was less primarily due to decreases in gains from sales of investment securities and mortgage loans, partially offset by increases in service charges and fees on deposit accounts. For the nine-month period, decreased gains from sales of investment securities and mortgage loans were more than offset by increases in service charges and fees on deposit accounts. The increases in service charges and fees were primarily due to a greater number of deposit accounts resulting from the merger.

Non-interest expense for the three and nine months ended September 30, 2013 was $599,000 and $3,236,000 greater than the comparable periods in 2012. Salaries and employee benefits, as well as a variety of other expense items, increased significantly due to the increased number of employees and offices resulting from the merger. The nine-month period ended September 30, 2013 also includes $1,326,000 in costs related to the merger with Citizens National Bank that were recognized during the first and second quarters.  These expense increases during the nine-month period were partially offset by a gain recognized on the sale of other real estate owned property during the first quarter 2013.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2013 vs. 2012.
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2013 and 2012, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$561,345	6,902	4.88%	$457,138	5,822	5.05%
Interest-bearing demand deposits	4,724	2	0.17%	10,175	4	0.16%
Federal Reserve Bank stock	1,602	—	—%	949	—	—%
Federal Home Loan Bank stock	2,854	30	4.17%	2,091	22	4.17%
Investment securities:
Taxable	195,711	862	1.75%	197,971	941	1.89%
Non-taxable (2)	100,603	991	3.91%	85,135	932	4.34%
Total earnings assets	866,839	8,787	4.02%	753,459	7,721	4.07%
Non-earning assets	83,069			63,687
Allowance for loan losses	(3,412)			(2,925)
Total assets	$946,496			$814,221
Interest-bearing deposits	$652,371	875	0.53%	$579,128	1,050	0.72%
Short-term borrowings	24,622	11	0.18%	14,544	4	0.11%
Long-term debt	12,564	109	3.44%	17,561	136	3.07%
Total interest-bearing liabilities	689,557	995	0.57%	611,233	1,190	0.77%
Demand deposits	161,725			114,053
Other liabilities	4,166			7,369
Capital	91,048			81,566
Total liabilities and capital	$946,496			$814,221
Net interest rate spread (3)			3.45%			3.30%
Net interest income and net interest margin on a taxable-equivalent basis (4)		7,792	3.57%		6,531	3.44%
Ratio of interest-earning assets to interest-bearing liabilities	125.71%			123.27%

(1)	Includes nonaccrual loans, if any.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2013 as compared to the same period in 2012.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2013 vs. 2012 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,287	(207)	1,080
Interest-bearing demand deposits	(2)	—	(2)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	8	—	8
Investment securities:
Taxable	(11)	(68)	(79)
Non-taxable	158	(99)	59
Total interest income	1,440	(374)	1,066
Interest-bearing Liabilities:
Deposits	121	(296)	(175)
Short-term borrowings	4	3	7
Long-term debt	(42)	15	(27)
Total interest expense	83	(278)	(195)
Net interest income	$1,357	(96)	1,261

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2013 totaled $7,792,000, an increase of $1,261,000 over the comparable period in 2012.  Total interest income increased $1,066,000 and total interest expense decreased $195,000.

The increase in total interest income was primarily due to a $113.4 million increase in average total earning assets, partially offset by a 5 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to interest-earning assets acquired through the merger with First Capital.  The decrease in the average rate earned reflects a general decrease in market rates, partially offset by the recognition of accretable income resulting from the payoff of certain acquired credit impaired loans.

The decrease in total interest expense was primarily due to a 20 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by an $78.3 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an $73.2 million increase in average interest-bearing deposits primarily due to the merger and a $10.1 million increase in average short-term borrowings, partially offset by a $5.0 million decrease in average long-term debt.  Long-term debt decreased because of the payment in full of a $6.0 million Federal Home Loan Bank advance in August 2012.  The decrease in the average rate paid on deposits also reflects a general decrease in market rates.

Nine Months Ended September 30, 2013 vs. 2012.
The following table presents, for the nine months ended September 30, 2013 and 2012, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resultant average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$549,597	20,298	4.94%	$458,548	17,950	5.23%
Federal funds sold	1,027	1	0.13%	—	—	—
Interest-bearing demand deposits	8,663	15	0.23%	12,002	19	0.21%
Federal Reserve Bank stock	1,380	38	3.68%	946	28	3.95%
Federal Home Loan Bank stock	2,817	91	4.32%	2,091	68	4.34%
Investment securities:
Taxable	196,601	2,556	1.74%	190,845	2,810	1.97%
Non-taxable (2)	98,783	2,927	3.96%	82,395	2,774	4.50%
Total earnings assets	858,868	25,926	4.04%	746,827	23,649	4.23%
Non-earning assets	86,032			64,053
Allowance for loan losses	(3,392)			(2,878)
Total assets	$941,508			$808,002
Interest-bearing deposits	$654,913	2,789	0.57%	$576,636	3,332	0.77%
Short-term borrowings	16,753	18	0.14%	12,716	12	0.13%
Long-term debt	12,952	331	3.42%	19,695	440	2.98%
Total interest-bearing liabilities	684,618	3,138	0.61%	609,047	3,784	0.83%
Demand deposits	158,059			111,766
Other liabilities	5,698			6,908
Capital	93,133			80,281
Total liabilities and capital	$941,508			$808,002
Net interest rate spread (3)			3.43%			3.40%
Net interest income and net interest margin on a taxable-equivalent basis (4)		22,788	3.55%		19,865	3.55%
Ratio of interest-earning assets to interest-bearing liabilities	125.45%			122.62%

(1)	Includes nonaccrual loans, if any. Income from tax-exempt loans is included in interest income on a tax-equivalent basis, using an incremental rate of 34%.

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

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2013 as compared to the same period in 2012.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Nine Months Ended September 30, 2013 vs. 2012 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$3,407	(1,059)	2,348
Federal funds sold	1	—	1
Interest-bearing demand deposits	(6)	2	(4)
Federal Reserve Bank stock	12	(2)	10
Federal Home Loan Bank stock	23	—	23
Investment securities:
Taxable	83	(337)	(254)
Non-taxable	510	(357)	153
Total interest income	4,030	(1,753)	2,277
Interest-bearing Liabilities:
Deposits	412	(955)	(543)
Short-term borrowings	4	2	6
Long-term debt	(166)	57	(109)
Total interest expense	250	(896)	(646)
Net interest income	$3,780	(857)	2,923

Net interest income on a fully tax-equivalent basis for the first nine months of 2013 totaled $22,788,000, a $2,923,000 increase from the same nine-month period of 2012.  Total interest income increased $2,277,000 and total interest expense decreased $646,000.

The increase in total interest income was primarily due to a $112.0 million increase in average total earning assets, partially offset by a 19 basis point decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to interest-earning assets acquired through the merger with First Capital.  The decrease in the average rate earned reflects a general decrease in market rates, partially offset by the recognition of accretable income resulting from the payoff of certain acquired credit impaired loans.

The decrease in total interest expense was primarily due to a 22 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $75.6 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an $78.3 million increase in average interest-bearing deposits primarily due to the merger, partially offset by a $6.7 million decrease in average long-term debt.  Long-term debt decreased because of the previously described payment in full of a Federal Home Loan Bank advance in August 2012.  The decrease in the average rate paid on interest-bearing liabilities reflects a general decrease in market rates.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three months ended September 30, 2013 and 2012 was $178,000 and $436,000, respectively, and $369,000 and $742,000 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in the provision reflects stabilization in the credit quality of the loan portfolio in part due to relatively stable regional market conditions.

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

Non-Interest Income

Three Months Ended September 30, 2013 vs. 2012.
Total non-interest income for the third quarter 2013 was $158,000 less than for the third quarter 2012 primarily due to a $369,000 decrease in net gains on sales of investment securities and a $94,000 decrease in net gains from sales of mortgage loans. The decreases reflect declines in the volume of investment securities and loans sold.

These decreases were partially offset by a $151,000 increase in service charges and fees on deposit accounts and a $96,000 increase in trust income.  Service charges and fees on deposit accounts increased primarily due to a greater number of deposit accounts resulting from the merger.  Trust income increased primarily due to an increase in the fair value of trust assets and brokerage accounts managed along with fee adjustments that became effective July 1, 2013.

Nine Months Ended September 30, 2013 vs. 2012.
Non-interest income for the first nine months of 2013 was $436,000 greater than the comparable period in 2012.  The increase was largely due to a $416,000 increase in service charges and fees on deposit accounts for substantially the same reasons mentioned above.  Net gain on sales of securities decreased $133,000 and net gains from sales of mortgage loans decreased $55,000 for substantially the same reasons mentioned above.

Non-Interest Expense

Three Months Ended September 30, 2013 vs. 2012.
Non-interest expense for the third quarter 2013 was $599,000 greater than for the third quarter 2012 due primarily to a $188,000 increase in salaries and employee benefits and a $220,000 increase in other non-interest expense.  The increase in salaries and employee benefits primarily reflects the additional staff needed to operate the six additional offices LCNB acquired as a result of the merger.  Equipment expenses and net occupancy expense increased slightly due to increased costs for the additional offices. FDIC insurance premiums increased due to a higher level of deposit accounts. Other non-interest expense increased due to smaller increases in various accounts.

Nine Months Ended September 30, 2013 vs. 2012.
Non-interest expense for the first nine months of 2013 was $3,236,000 greater than for the same period in 2012 due primarily to a $779,000 increase in salaries and employee benefits, a $119,000 increase in equipment expenses, a $287,000 increase in net occupancy expense, and a $1,897,000 increase in other non-interest expense.  Salaries and employee benefits, equipment expenses, and net occupancy expense increased for substantially the same reasons mentioned above.  Other non-interest expense for the nine-month period in 2013 included $1,326,000 in costs related to the merger and data system conversion. Increases in intangible amortization expense of $205,000 and other expenses associated with the operations of the newly acquired branches also contributed to the overall increase in other non-interest expense in 2013.

Partially offsetting these increased costs was a $265,000 decrease in net costs related to other real estate owned, including a gain recognized in the first quarter 2013 on the sale of commercial real estate property and a decrease in impairment write-downs and other holding costs.

Income Taxes
LCNB's effective tax rates for the nine months ended September 30, 2013 and 2012 were 25.0% and 24.9%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition
The carrying values of loans, securities available-for-sale, premises and equipment, and deposits were greatly influenced by the merger.  See Note 2 - Acquisition to the Financial Statements for a description of the merger and a summary of the fair values of First Capital's assets and liabilities added to LCNB's consolidated balance sheet.

In addition to the merger, a $37.1 million increase in public fund deposits by local government entities was a secondary reason for the increase in total deposits.  Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.

Common stock in the shareholders' equity section of the consolidated balance sheet at September 30, 2013 was $12.7 million greater than the balance shown for December 31, 2012 due primarily to the merger.  LCNB issued 888,811 shares of stock, valued at $12.4 million on the date of the merger, and paid approximately $7.8 million in cash to effect the merger.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At September 30, 2013, LCNB's liquid assets amounted to $286.0 million or 30.3% of total assets.  This compares to liquid assets totaling $272.0 million or 34.5% of total assets at December 31, 2012.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 81.1% of total deposits at September 30, 2013 were "core" deposits, compared to 83.6% of deposits at December 31, 2012. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2013 IRSA indicates that an increase in interest rates would have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$35,552	2,274	6.83%
Up 200	34,763	1,485	4.46%
Up 100	34,002	724	2.18%
Base	33,278	—	—

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2013 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE.  The changes in eve for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$83,393	(7,766)	(8.52)%
Up 200	85,292	(5,867)	(6.44)%
Up 100	87,402	(3,757)	(4.12)%
Base	91,159	—	—

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of September 30, 2013, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 7, 2013	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

November 7, 2013	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer