Form 10-K
period 2013-12-31
LCNB CORP
filed 2014-03-06
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes          ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2013, determined using a per share closing price on that date of $22.36 as quoted on the NASDAQ Capital Market, was $160,854,000.

As of February 28, 2014, 9,287,968 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 29, 2014, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2013 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2013

LCNB CORP. AND SUBSIDIARIES

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

The Bank's main office is located in Warren County, Ohio and 30 branch offices, which includes Citizens' six offices, are located in Warren, Butler, Clinton, Clermont, Hamilton, Montgomery, Ross, and Fayette Counties, Ohio.  In addition, the Bank operates 37 automated teller machines ("ATMs") in its market area.

On January 24, 2014, LCNB purchased all of the outstanding stock of Eaton National Bank ("Eaton National") from its holding company, Colonial Banc Corp., in a cash transaction totaling $24.75 million. Upon consummation of the transaction, Eaton National was merged into the Bank and its five offices became offices of the Bank. Two of these offices are located in Eaton, Ohio and one office is located in each of New Paris, Ohio, Lewisburg, Ohio, and West Alexandria, Ohio.

The Bank is a full service community bank offering a wide range of commercial and personal banking services.  Deposit services include checking accounts, NOW accounts, savings accounts, Christmas and vacation club accounts, money market deposit accounts, Lifetime Checking accounts (a senior citizen program), individual retirement accounts, and certificates of deposit.  Deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the “FDIC”).

LCNB CORP. AND SUBSIDIARIES

Loan products offered include commercial and industrial loans, commercial and residential real estate loans, agricultural loans, construction loans, various types of consumer loans, and Small Business Administration loans.  The Bank's residential mortgage lending activities consist primarily of loans for purchasing or refinancing personal residences, home equity lines of credit, and loans for commercial or consumer purposes secured by residential mortgages.  Most fixed-rate residential real estate loans are sold to the Federal Home Loan Mortgage Corporation with servicing retained.  Consumer lending activities include automobile, boat, home improvement and personal loans. The Bank also offers indirect financing through various automotive, boat, and lawn and garden dealers.

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

Other services offered include safe deposit boxes, night depositories, travelers' checks, cashier's checks, bank-by-mail, ATMs, cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer based cash management services, 24 hour telephone banking, PC Internet banking, mobile banking, and other services tailored for both individuals and businesses.

The Bank is not dependent upon any one significant customer or specific industry.  Business is not seasonal to any material degree.

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Market Area

LCNB’s primary market area consists of Warren, Butler, Clinton, Ross, and Fayette Counties and portions of Hamilton, Clermont, and Montgomery Counties in Southwestern and South Central Ohio.  Certain demographic information for Warren, Butler, Clinton, Ross, Fayette, Hamilton, and Montgomery Counties is as follows:

	Warren	Butler	Clinton	Ross	Fayette	Hamilton	Montgomery
Population, 2000 census	158,383	332,807	40,543	73,345	28,433	845,303	559,062
Population, 2010 census	212,693	368,130	42,040	78,064	29,030	802,374	535,153
Percentage increase/decrease in population	34.3%	10.6%	3.0%	6.4%	2.1%	(5.1)%	(4.3)%
Estimated percentage of persons below poverty level	5.9%	12.8%	14.0%	17.5%	18.5%	15.4%	15.7%
Estimated median household income	$71,274	$54,788	$46,261	$42,626	$39,599	$48,234	$43,965
Median age	37.0	35.7	37.7	39.5	39.3	36.9	38.7
Unemployment rate:
December 2013	5.9%	6.0%	9.0%	7.9%	5.5%	6.2%	7.0%
December 2012	5.6%	6.0%	9.7%	7.7%	6.3%	6.2%	7.0%
December 2011	7.0%	7.9%	11.1%	8.5%	7.6%	7.5%	8.5%

LCNB CORP. AND SUBSIDIARIES

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

Most of the growth in Butler County has occurred in West Chester, Liberty, and Fairfield Townships.  Many of the people living in these townships are employed by companies located in the Cincinnati metropolitan area.  Not including local government entities and school districts, the top five major employers in Butler County are Miami University, AK Steel, Cincinnati Financial Corp. (insurance), GE Aviation, and Liberty Mutual Group (insurance). Fort Hamilton Hospital, Mercy Hospital Fairfield, McCullough-Hyde Memorial Hospital, West Chester Hospital, Cincinnati Children's Hospital Liberty Campus, Cincinnati Children's Hospital Fairfield, and Bethesda Butler County TriHealth Hospital are located in Butler County and collectively are a significant source of health-related employment.

Clinton County remains mostly rural.  Wilmington, with a 2010 census population of 12,520, is the largest city.  The next largest is Blanchester, with a 2010 census population of 4,243.  The unemployment rates for December 2011 through December 2013 are unusually high, even for the current economy, because of the loss of a dominant employer.  DHL, an overnight shipping company, owned the Wilmington Air Park, a decommissioned air force base, and maintained hub operations at this location.  In 2008, Wilmington Air Park discontinued operations, resulting in the direct loss of approximately 8,000 jobs, not including job losses sustained by other businesses dependent on the air park operations.  Certain services subcontracted to ABX Air and ASTAR Air Cargo continue, but with greatly diminished work forces.

Ross and Fayette Counties are both primarily rural. Chillicothe, with a 2010 census population of 21,901, is the largest city in Ross County and Washington Court House, with a 2010 census population of 14,192, is the largest city in Fayette County. Not including local government entities and school districts, major employers in Ross County include Adena Regional Medical Center, Kenworth Truck Company (assembler of heavy trucks), Veterans Affairs Medical Center, P.H. Glatfelter Company (formerly Mead Corp.), and Chillicothe Correctional Institute.

Hamilton County’s economics are dominated by Cincinnati.  Fortune 500 companies with their headquarters in Hamilton County include American Financial Group, Macy's, Inc., Fifth Third Bank, The Kroger Company, The Procter & Gamble Company, and Western & Southern Financial Group.  The five largest employers are The Kroger Company, The University of Cincinnati, The Procter & Gamble Company, Cincinnati Children’s Hospital Medical Center, and the Health Alliance of Greater Cincinnati.

LCNB’s two offices in Montgomery County are located in the communities of Oakwood and Centerville.  Similar to Cincinnati and Hamilton County, Dayton is the largest city in Montgomery County and dominates the economic demographics of the county.  The largest employer of Montgomery County residents is Wright Patterson Air Force Base, which is actually located in Greene County.   Large employers located in Montgomery County include Premier Health Partners, Kettering Health Network, The Kroger Company, and LexisNexis.

LCNB’s market area includes a portion of Clermont County primarily because of a branch office located in Goshen, Ohio.  Goshen is a suburb of Cincinnati and many of its residents work in Hamilton County.  Goshen’s economic demographics are similar to Hamilton County’s demographics.

LCNB CORP. AND SUBSIDIARIES

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

LCNB CORP. AND SUBSIDIARIES

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

The members of an audit committee for banks with more than $1 billion in total assets must be independent of management.  Only a majority, rather than all, of the members of an audit committee for banks with total assets between $500 million and $1 billion must be independent.  FDICIA does not relieve financial institutions that are public companies, such as LCNB, from internal control reporting and attestation requirements or audit committee independence requirements prescribed by the Sarbanes-Oxley Act of 2002 (see below).
The Gramm-Leach-Bliley Act, which amended the Bank Holding Company Act of 1956 and other banking related laws, was signed into law on November 12, 1999.  The Gramm-Leach-Bliley Act repealed certain sections of the Glass-Steagall Act and substantially eliminated the barriers separating the banking, insurance, and securities industries.  Effective March 11, 2000, qualifying bank holding companies could elect to become financial holding companies.  Financial holding companies have expanded investment powers, including affiliating with securities and insurance firms and engaging in other activities that are "financial in nature or incidental to such financial activity," as defined in the act, or "complementary to a financial activity."

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

LCNB CORP. AND SUBSIDIARIES

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

The Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”) were both signed into law during February, 2006.  The provisions of the Deposit Insurance Reform Acts included:

1.	Merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund called the Deposit Insurance Fund, effective March 31, 2006;

2.	Increasing insurance coverage for retirement accounts from $100,000 to $250,000, effective April 1, 2006; and

3.	Eliminating a 1.25% hard target Designated Reserve Ratio, as defined, and giving the FDIC discretion to set the Designated Reserve Ratio within a range of 1.15% to 1.50% for any given year.

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

LCNB CORP. AND SUBSIDIARIES

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

Employees

As of December 31, 2013, LCNB employed 248 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

LCNB CORP. AND SUBSIDIARIES

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

LCNB CORP. AND SUBSIDIARIES

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury notes	$12,894	18,686	17,550
U.S. Agency notes	106,675	90,606	82,927
U.S. Agency mortgage-backed securities	40,309	52,541	52,287
Corporate securities	—	3,067	6,365
Certificates of deposit	1,501	—	—
Municipal securities	92,642	89,723	91,610
Mutual funds	2,380	2,168	2,125
Trust preferred securities	147	245	564
Equity securities	1,693	1,470	578
Total securities available-for-sale	258,241	258,506	254,006

Securities held-to-maturity:
Municipal securities	16,323	15,424	10,734

Federal Reserve Bank stock	1,603	949	940
Federal Home Loan Bank stock	2,854	2,091	2,091
Total securities	$279,021	$276,970	$267,771

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of securities at December 31, 2013, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$—	—	—%	$—	—	—%
One to five years	8,273	8,193	0.65%	—	—	—%
Five to ten years	4,911	4,701	1.08%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	13,184	12,894	0.81%	—	—	—%

U.S. Agency notes:
Within one year	3,601	3,602	0.27%	—	—	—%
One to five years	32,836	32,559	1.24%	—	—	—%
Five to ten years	73,811	70,514	1.49%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	110,248	106,675	1.37%	—	—	—%

Certificates of deposit
Within one year	248	248	0.61%	—	—	—%
One to five years	1,244	1,253	1.08%	—	—	—%
Five to ten years	—	—	—%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total certificates of deposit	1,492	1,501	1.00%	—	—	—%

Municipal securities (1):
Within one year	13,521	13,696	3.24%	2,208	2,216	2.44%
One to five years	34,183	35,764	3.74%	4,246	4,240	2.64%
Five to ten years	32,218	32,284	3.39%	6,159	5,923	4.01%
After ten years	11,283	10,898	3.70%	3,710	3,817	8.61%
Total Municipal securities	91,205	92,642	3.54%	16,323	16,196	4.49%

U.S. Agency mortgage-backed securities	40,602	40,309	2.38%	—	—	—%
Mutual funds	2,419	2,380	2.04%	—	—	—%
Trust preferred securities	149	147	7.70%	—	—	—%
Equity securities	1,429	1,693	4.30%	—	—	—%

Totals	$260,728	258,241	2.28%	$16,323	$16,196	4.49%

(1)	Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 34% statutory Federal income tax rate.
Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2013.

LCNB CORP. AND SUBSIDIARIES

Loan Portfolio

Administration of the lending function is the responsibility of the Chief Lending Officer and certain senior lenders. Lenders perform their duties subject to oversight and policy direction from the Board of Directors and the Loan Committee. The Loan Committee consists of LCNB’s Chief Executive Officer, President, Chief Financial Officer, Cashier, Chief Lending Officer, Chief Credit Officer, Loan Operations Officer, Loan Review Officer, Credit Analysis Officer, and the officers in charge of commercial, consumer, and real estate loans.

Employees authorized to accept loan applications have various, designated lending limits for the approval of loans.  A loan application for an amount outside a particular employee’s lending limit needs to be approved by an employee with a lending limit sufficient for that loan.  Residential and commercial real estate loans of any amount require the approval of two of the following designated officers:  Chief Executive Officer, President, Chief Lending Officer, Chief Credit Officer, and the officers in charge of commercial, real estate, and consumer lending.  Any loan in excess of $2.0 million or with policy exceptions needs the approval of the Board of Directors.

Interest rates charged by LCNB vary with degree of risk, type of loan, amount, complexity, repricing frequency and other relevant factors associated with the loan.

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$29,337	5.1%	26,236	5.8%	30,990	6.7%	36,122	7.9%	42,807	9.3%
Commercial, secured by real estate	314,252	54.7%	230,256	50.7%	219,188	47.6%	196,136	43.1%	185,024	40.2%
Residential real estate	215,587	37.6%	183,132	40.4%	186,904	40.5%	190,277	41.9%	193,293	42.0%
Consumer	12,643	2.2%	10,554	2.3%	14,562	3.2%	19,691	4.3%	26,185	5.7%
Agricultural	2,472	0.4%	1,668	0.4%	2,835	0.6%	2,966	0.7%	3,125	0.7%
Other loans, including deposit overdrafts	91	—%	1,875	0.4%	6,554	1.4%	9,413	2.1%	9,422	2.1%
	574,382	100.0%	453,721	100.0%	461,033	100.0%	454,605	100.0%	459,856	100.0%
Deferred origination costs (fees), net	(28)		62		229		386		560
Total loans	574,354		453,783		461,262		454,991		460,416
Less allowance for loan losses	3,588		3,437		2,931		2,641		2,998
Loans, net	$570,766		$450,346		$458,331		$452,350		$457,418

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

LCNB CORP. AND SUBSIDIARIES

Commercial, Secured by Real Estate Loans.  Commercial real estate loans include loans secured by a variety of commercial, retail, and office buildings, religious facilities, multifamily (more than two-family) residential properties, construction and land development loans, and other land loans. Commercial real estate loan products generally amortize over five to twenty-five years and are payable in monthly principal and interest installments.  Some have balloon payments due within one to ten years after the origination date.  Many have adjustable interest rates with adjustment periods ranging from one to ten years, some of which are subject to established “floor” interest rates.

Commercial real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon global debt service, collateral value, financial strength of any guarantors, and other factors. Commercial real estate loans are generally originated with a 75 percent maximum loan to appraised value ratio.

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one-to-two family residential property.  Home equity lines of credit and mortgage loans secured by owner-occupied agricultural property are included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable rate mortgage loans.  Adjustable rate loans are available with adjustment periods ranging between one to ten years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  Home equity lines of credit have a variable rate based on the Wall Street Journal prime rate plus a margin.

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

As of December 31, 2013, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

LCNB CORP. AND SUBSIDIARIES

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2013:

(In thousands)

Maturing in one year or less	$21,883
Maturing after one year, but within five years	40,641
Maturing beyond five years	283,537
Total commercial and agricultural loans	$346,061

Loans maturing beyond one year:
Fixed rate	$91,207
Variable rate	232,971
Total	$324,178

Risk Elements

The following table summarizes non-accrual, past-due, and accruing restructured loans for the dates indicated:

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans	$2,961	2,283	3,668	3,761	2,939
Past-due 90 days or more and still accruing	250	128	39	300	924
Accruing restructured loans	15,151	13,343	14,739	9,088	7,173
Total	$18,362	$15,754	$18,446	$13,149	$11,036
Percent to total loans	3.20%	3.47%	4.00%	2.89%	2.40%
LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2013, there were no material additional loans not classified as acquired credit impaired or already disclosed as non-accrual, accruing restructured, or accruing past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LCNB CORP. AND SUBSIDIARIES

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$175	5.1%	320	5.8%	162	6.7%	305	7.9%	546	9.3%
Commercial, secured by real estate	2,520	54.7%	2,296	50.7%	1,941	47.6%	1,625	43.1%	1,628	40.2%
Residential real estate	826	37.6%	712	40.4%	656	40.5%	459	41.9%	491	42.0%
Consumer	66	2.2%	108	2.3%	166	3.2%	246	4.3%	313	5.7%
Agricultural	—	0.4%	—	0.4%	—	0.6%	—	0.7%	—	0.7%
Other loans, including deposit overdrafts	1	—%	1	0.4%	6	1.4%	6	2.1%	9	2.1%
Unallocated	—	—	—	—	—	—	—	—	11	—
Total	$3,588	100.0%	$3,437	100.0%	$2,931	100.0%	$2,641	100.0%	$2,998	100.0%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2013:

(In thousands)

Maturity within 3 months	$7,148
After 3 but within 6 months	7,273
After 6 but within 12 months	11,011
After 12 months	39,340
$64,772
Return on Equity and Assets
The statistical information regarding the return on assets, return on equity, dividend payout ratio, and equity to assets ratio is presented in Item 6, Selected Financial Data.

LCNB CORP. AND SUBSIDIARIES

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

New capital requirements could adversely affect LCNB’s capital ratios
On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. bank holding companies as well as state banks that are members of the Federal Reserve system and savings and loan holding companies (commonly known as Basel III). On July 9, 2013, the OCC adopted the same rules for national banks and federal savings associations, and the FDIC approved the same provisions, as an interim final rule, for state nonmember banks and state savings associations.

Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by banks and savings associations. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.

The phase-in period for the final rules will begin for LCNB on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. While management is currently evaluating the provisions of the final rules and their expected impact and anticipate that LCNB's capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements, there can be no assurance that such will be the case. If LCNB is unable to meet or exceed the applicable minimum capital requirements, it may become subject to supervisory actions ranging in severity from losing its financial holding company status, to being precluded from making acquisitions or engaging in new activities or becoming subject to informal or formal regulatory enforcement actions.

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

LCNB CORP. AND SUBSIDIARIES

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
Banking competition in Southwestern and South Central Ohio is intense.
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

Economic conditions in Southwestern and South Central Ohio could adversely affect LCNB’s financial condition and results of operations.
LCNB has 31 offices located in Warren, Butler, Clinton, Clermont, Hamilton, Fayette, Ross, and Montgomery Counties in Southern Ohio.  As a result of this geographic concentration, LCNB’s results are heavily influenced by economic conditions in this area. A further deterioration in economic conditions or a natural or manmade disaster in Southwestern or South Central Ohio or Ohio in general could have a material adverse impact on the ability of borrowers to make scheduled loan payments, the fair value of underlying loan collateral, the ability of depositors to maintain or add to deposit balances, the demand for trust and brokerage services, and the demand for other products and services offered by LCNB.

The allowance for loan losses may be inadequate.

LCNB CORP. AND SUBSIDIARIES

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

Approximately 40% of LCNB’s investment securities portfolio at December 31, 2013 was composed of municipal securities.  Many state and local governmental authorities have experienced deterioration of financial condition in recent years due to declining tax revenues, increased demand for services, and various other factors. To the extent LCNB has any municipal securities in its portfolio from issuers who are experiencing deterioration of financial condition or who may experience future deterioration of financial condition, the value of such securities may decline and could result in other-than-temporary impairment charges, which could have an adverse effect on LCNB’s financial condition and results of operations.  Additionally, a general, industry-wide decline in the fair value of municipal securities could significantly affect LCNB’s financial condition and results of operations.

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

LCNB CORP. AND SUBSIDIARIES

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
Deposits of LCNB are insured up to statutory limits by the Federal Deposit Insurance Corporation (FDIC) and, accordingly, LCNB and other banks and financial institutions pay quarterly premiums to the FDIC to maintain the Deposit Insurance Fund. The FDIC implemented a new assessment base during 2011 that uses total assets and tier one capital as opposed to deposits.  LCNB’s premiums decreased under the new assessment base, but the likelihood and extent of future rate increases are indeterminable.

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

LCNB CORP. AND SUBSIDIARIES

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
Item 1B. Unresolved Staff Comments

Not applicable

LCNB CORP. AND SUBSIDIARIES

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned

2.	Auto Bank	Silver and Mechanic Streets Lebanon, Ohio 45036	Owned

3.	Bridge Street Office	1240 North Bridge Street Chillicothe, Ohio 45601	Owned

4.	Centerville Office	9605 Dayton-Lebanon Pike Centerville, Ohio 45458	Owned

5.	Chillicothe Office	33 West Main Street Chillicothe, Ohio 45601	Owned

6.	Clarksburg Office	10820 Main Street Clarksburg, Ohio 43115	Owned

7.	Colerain Township Office	3209 West Galbraith Road Cincinnati, Ohio 45239	Owned

8.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned

9.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Leased

10.	Frankfort Office	Springfield and Main Streets Frankfort, Ohio 45628	Owned

11.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Owned

12.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Owned

13.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned

14.	Loveland Office	500 Loveland-Madeira Road Loveland, OH 45140	Owned

15.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned

16.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned

LCNB CORP. AND SUBSIDIARIES

	Name of Office	Address

17.	Mason Christian Village Office	Mason Christian Village 411 Western Row Road Mason, Ohio 45040	Leased

18.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned

19.	Monroe Office	101 Clarence F. Warner Drive Monroe, Ohio 45050	Owned

20.	Oakwood Office	2705 Far Hills Avenue Oakwood, Ohio 45419	(2)

21.	Okeana Office	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned

22.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Leased

23.	Oxford Office (1)	30 West Park Place Oxford, Ohio 45056	(2)

24.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned

25.	South Lebanon Office	603 Corwin Nixon Blvd. South Lebanon, Ohio 45065	Owned

26.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned

27.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Leased

28.	Washington Court House Office	100 Crossings Drive Washington Court House, Ohio 43160	(2)

29.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Owned

30.	Western Avenue Office	1006 Western Avenue Chillicothe, Ohio 45601	Owned

31.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

(1)	Excess space in this office is leased to third parties.

(2)	The Bank owns the Oakwood, Oxford, and Washington Court House office buildings and leases the land.

LCNB CORP. AND SUBSIDIARIES

On January 24, 2014, Eaton National Bank merged into LCNB National Bank.  At that time, the following locations became offices of LCNB:

	Name of Office	Address

1.	Eaton Office	110 West Main Street Eaton, Ohio 45320	Owned

2.	West Alexandria Office	55 East Dayton Street West Alexandria, Ohio 45381	Owned

3.	New Paris Office	201 South Washington Street New Paris, Ohio 45347	Owned

4.	Lewisburg Office	522 South Commerce Street Lewisburg, Ohio 45338	Owned

5.	Barron Street Office	1697 North Barron Street Eaton, Ohio 45320	Leased

Item 3.  Legal Proceedings

Except for routine litigation incidental to its businesses, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any such proceedings.
Item 4.  Mine Safety Disclosures

Not Applicable

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 772 registered holders of its common stock as of December 31, 2013.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  On September 8, 2011, LCNB’s stock began trading on the NASDAQ Capital Market exchange under the symbol “LCNB.”  Before that date, it traded on the NASDAQ Over-The-Counter Bulletin Board, also under the symbol "LCNB."

During 2013, LCNB stock was selected to be included in the Russell 3000 and Russell 2000 indexes. The Russell 3000 Index is a broad index of U.S. stocks covering the 3000 largest publicly held U.S. companies based on total market capitalization and representing approximately 98% of the investible U.S. equity market. The Russell 2000 Index is composed of the smallest 2000 stocks in the Russell 3000 index. This index represents approximately 8% of the total market capitalization of the Russell 3000 Index stocks. These indexes are commonly used benchmarks to measure stock market performance.

Trade prices for shares of LCNB Common Stock are set forth below.  The trade prices shown below are interdealer without retail markups, markdowns, or commissions.

	2013		2012
	High	Low	High	Low
First Quarter	$18.95	13.65	13.44	12.34
Second Quarter	22.68	16.25	14.49	12.80
Third Quarter	27.65	18.53	13.75	12.84
Fourth Quarter	20.90	17.38	14.49	13.10

The following table presents cash dividends per share declared and paid in the periods shown.

	2013	2012
First Quarter	$0.16	0.16
Second Quarter	0.16	0.16
Third Quarter	0.16	0.16
Fourth Quarter	0.16	0.16
Total	$0.64	0.64

It is expected that LCNB will continue to pay dividends on a similar schedule, to the extent permitted by business and potential factors beyond management's control.

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

LCNB CORP. AND SUBSIDIARIES

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through December 31, 2013, 290,444 shares have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2013.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception through December 31, 2013.  No shares were purchased under the Private Sale Repurchase Program during 2013.

LCNB established an Ownership Incentive Plan during 2002 that allows for the issuance of up to 200,000 shares of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards may be in the form of stock options, share awards, and/or appreciation rights.   The following table shows information relating to stock options outstanding at December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	104,966	$12.43	87,270
Equity compensation plans not approved by security holders	—	—	—
Total	104,966	12.43	87,270

LCNB CORP. AND SUBSIDIARIES

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite, the SNL Midwest OTC-BB and Pink Sheet Banks, and the SNL Midwest Bank indexes.  This graph covers the period from December 31, 2008 through December 31, 2013.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2008 in LCNB common stock, the NASDAQ Composite, and the SNL Midwest Bank Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
LCNB Corp.	$100.00	124.49	149.44	170.61	189.27	255.78
NASDAQ Composite	$100.00	145.36	171.74	170.38	200.63	281.22
SNL Midwest Bank index	$100.00	84.75	105.24	99.40	119.64	163.80

Source : SNL Financial LC, Charlottesville, VA
© 2014
www.snl.com

LCNB CORP. AND SUBSIDIARIES

Item 6.  Selected Financial Data
The following represents selected consolidated financial data of LCNB for the years ended December 31, 2009 through 2013 and are derived from LCNB's consolidated financial statements.  Certain prior year data presented in this table have been reclassified to conform with the current year presentation.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$33,497	29,938	32,093	34,031	34,898
Interest expense	4,065	4,889	6,387	8,334	10,060
Net interest income	29,432	25,049	25,706	25,697	24,838
Provision for loan losses	588	1,351	2,089	1,680	1,400
Net interest income after provision for loan losses	28,844	23,698	23,617	24,017	23,438
Non-interest income	9,090	9,049	7,764	8,887	7,180
Non-interest expenses	26,212	21,682	21,849	21,277	20,686
Income before income taxes	11,722	11,065	9,532	11,627	9,932
Provision for income taxes	2,942	2,795	2,210	2,494	2,245
Net income from continuing operations	8,780	8,270	7,322	9,133	7,687
Income from discontinued operations, net of tax	—	—	793	240	79
Net income	8,780	8,270	8,115	9,373	7,766
Preferred stock dividends and discount accretion	—	—	—	—	1,108
Net income available to common shareholders	$8,780	8,270	8,115	9,373	6,658

Dividends per common share	$0.64	0.64	0.64	0.64	0.64
Basic earnings per common share:
Continuing operations	1.12	1.23	1.09	1.37	0.99
Discontinued operations	—	—	0.12	0.03	0.01
Diluted earnings per common share:
Continuing operations	1.10	1.22	1.08	1.36	0.98
Discontinued operations	—	—	0.12	0.03	0.01

Balance Sheet:
Securities	$279,021	276,970	267,771	251,053	217,639
Loans, net	570,766	450,346	458,331	452,350	457,418
Total assets	932,338	788,637	791,570	760,134	734,409
Total deposits	785,761	671,471	663,562	638,539	624,179
Short-term borrowings	8,655	13,756	21,596	21,691	14,265
Long-term debt	12,102	13,705	21,373	23,120	24,960
Total shareholders' equity	$118,873	82,006	77,960	70,707	65,615

Selected Financial Ratios and Other Data:
Return on average assets	0.93%	1.02%	1.02%	1.22%	1.07%
Return on average equity	9.02%	10.22%	10.89%	13.36%	10.43%
Equity-to-assets ratio	12.75%	10.40%	9.85%	9.30%	8.93%
Dividend payout ratio	57.14%	52.03%	52.89%	45.71%	64.39%
Net interest margin, fully taxable equivalent	3.57%	3.52%	3.70%	3.89%	3.96%

LCNB CORP. AND SUBSIDIARIES

Dakin was sold during the first quarter 2011 and therefore the net gain on the sale and Dakin’s financial operating results are reported in the income statements as income from discontinued operations, net of tax.
First Capital merged with and into LCNB as of the close of business on January 11, 2013. As of the date of the merger, LCNB recorded additional loans of $98.9 million and additional deposits of $136.8 million.
An underwritten public offering of common stock was conducted during the fourth quarter 2013. The offering increased shareholders' equity by $26.9 million, which was the net proceeds LCNB received after deducting offering expenses. The proceeds were used to fund the acquisition of Eaton National Bank on January 24, 2014 and the remainder was used for general corporate purposes.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2013 Annual Report to Shareholders.

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

Overview

Net income for 2013 was $8,780,000 (basic and diluted earnings per share of $1.12 and $1.10, respectively), compared to $8,270,000 (basic and diluted earnings per share of $1.23 and $1.22) in 2012 and $8,115,000 (total basic and diluted earnings per share of $1.21 and $1.20) in 2011.

The following items significantly affected earnings for the years indicated:

•	The completion of a merger with First Capital Bancshares, Inc. and its subsidiary, Citizens National Bank of Chillicothe, on January 11, 2013.

•	The provision for loan losses has declined significantly over the years presented.

•	Gains from sales of securities were significantly greater in 2012 when compared to 2013 and 2011.

•
Other real estate owned expense was significantly less in 2013 as compared to 2012 and 2011 because of decreases in valuation write-downs and a gain recognized during the first quarter 2013 on the sale of commercial real estate property.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$555,602	27,325	4.92%	$457,519	23,585	5.15%	$458,049	$25,502	5.57%
Federal funds sold	768	1	0.13%	—	—	—%	—	—	—%
Interest-bearing demand deposits	9,908	24	0.24%	11,031	25	0.23%	13,296	32	0.24%
Federal Reserve Bank stock	1,436	86	5.99%	947	57	6.02%	940	56	5.96%
Federal Home Loan Bank stock	2,826	119	4.21%	2,091	93	4.45%	2,091	89	4.26%
Investment securities:
Taxable	192,983	3,369	1.75%	192,284	3,737	1.94%	176,922	3,843	2.17%
Non-taxable (2)	98,567	3,898	3.95%	83,342	3,698	4.44%	78,917	3,895	4.94%
Total earning assets	862,090	34,822	4.04%	747,214	31,195	4.17%	730,215	33,417	4.58%
Non-earning assets	85,970			63,760			64,735
Allowance for loan losses	(3,401)			(2,877)			(2,936)
Total assets	$944,659			$808,097			$792,014

Savings deposits	$169,288	184	0.11%	$138,656	265	0.19%	$122,987	452	0.37%
NOW and money fund	284,977	223	0.08%	244,225	347	0.14%	232,418	667	0.29%
IRA and time certificates	197,302	3,195	1.62%	191,129	3,705	1.94%	219,174	4,583	2.09%
Short-term borrowings	16,912	25	0.15%	12,648	16	0.13%	12,415	28	0.23%
Long-term debt	12,768	438	3.43%	18,219	556	3.05%	22,733	657	2.89%
Total interest-bearing liabilities	681,247	4,065	0.60%	604,877	4,889	0.81%	609,727	6,387	1.05%
Demand deposits	160,470			115,087			101,781
Other liabilities	5,593			7,188			5,964
Capital	97,349			80,945			74,542
Total liabilities and capital	$944,659			$808,097			$792,014
Net interest rate spread (3)			3.44%			3.36%			3.53%
Net interest income and net interest margin on a tax equivalent basis (4)		30,757	3.57%		$26,306	3.52%		$27,030	3.70%
Ratio of interest-earning assets to interest-bearing liabilities	126.55%			123.53%			119.76%

(1)	Includes non-accrual loans if any.

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

	For the years ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$4,865	(1,125)	3,740	(29)	(1,888)	(1,917)
Federal funds sold	1	—	1	—	—	—
Interest-bearing demand deposits	(3)	2	(1)	(5)	(2)	(7)
Federal Reserve Bank stock	29	—	29	—	1	1
Federal Home Loan Bank stock	31	(5)	26	—	4	4
Investment securities:
Taxable	14	(382)	(368)	318	(424)	(106)
Non-taxable (2)	630	(430)	200	211	(408)	(197)
Total interest income	5,567	(1,940)	3,627	495	(2,717)	(2,222)
Interest expense attributable to:
Savings deposits	50	(131)	(81)	52	(239)	(187)
NOW and money fund	51	(175)	(124)	32	(352)	(320)
IRA and time certificates	116	(626)	(510)	(559)	(319)	(878)
Short-term borrowings	6	3	9	1	(13)	(12)
Long-term debt	(181)	63	(118)	(136)	35	(101)
Total interest expense	42	(866)	(824)	(610)	(888)	(1,498)
Net interest income	$5,525	(1,074)	4,451	1,105	(1,829)	(724)

(1)	Non-accrual loans, if any, are included in average loan balances.

(2)
Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2013 vs. 2012.  Net interest income on a fully tax-equivalent basis for 2013 totaled $30,757,000, an increase of $4,451,000 from 2012.  The increase resulted from an increase in total taxable-equivalent interest income of $3,627,000 and a decrease in total interest expense of $824,000.

The increase in taxable-equivalent interest income was due to a $114.9 million increase in total average interest-earning assets, partially offset by a 13 basis point (a basis point equals 0.01%) decrease in the average rate earned on interest-earning assets.  The increase in total average interest-earning assets reflects an increase of $98.1 million in average loans, primarily from the First Capital merger, and a $15.2 million in non-taxable investment securities. The decrease in the average rate earned was primarily due to general decreases in market rates.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense decreased primarily due to a 21 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $76.4 million increase in total average interest-bearing liabilities.  Deposit accounts (savings deposits, NOW and money fund deposits, and IRA and time certificates) grew a combined total of $77.6 million on an average basis and average short-term borrowings increased $4.3 million, while average long-term debt decreased $5.5 million. The growth in deposits was primarily due to the First Capital merger and the decrease in long-term debt reflects the payment in full of a $6.0 million Federal Home Loan Bank advance in August 2012.  The decrease in average rates paid was primarily due to general decreases in market rates.

The net interest margin, on a taxable-equivalent basis, increased from 3.52% for 2012 to 3.57% for 2013, the net effect of declines in both yields on earning assets and rates paid on liabilities, as indicated above.

2012 vs. 2011.  Net interest income on a fully tax-equivalent basis for 2012 totaled $26,306,000, a decrease of $724,000 from 2011.  The decrease resulted from a decrease in total taxable-equivalent interest income of $2,222,000, partially offset by a decrease in total interest expense of $1,498,000.

The decrease in taxable-equivalent interest income was due to a 41 basis point decrease in the average rate earned on interest-earning assets, partially offset by a $17.0 million increase in total average interest-earning assets.  The decrease in average rates earned was primarily due to general decreases in market rates.  The increase in average interest-earning assets occurred primarily in the investment securities portfolio, which grew $19.8 million on an average basis.

Interest expense decreased primarily due to a 24 basis point decrease in the average rate paid on interest-bearing liabilities and to a $4.9 million decrease in total average interest-bearing liabilities.  Savings deposits and NOW and money fund deposits grew a combined total of $27.5 million on an average basis, while average IRA and time certificates decreased $28.0 million.  Average long-term debt decreased $4.5 million due to the payment in full of a $6.0 million Federal Home Loan Bank advance in August 2012.  The decrease in average rates paid was primarily due to general decreases in market rates.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2009 through 2013:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance – Beginning of year	$3,437	2,931	2,641	2,998	2,468

Loans charged off:
Commercial and industrial	119	159	581	289	36
Commercial, secured by real estate	58	234	598	1,105	352
Residential real estate	244	486	512	331	152
Consumer	181	134	252	422	490
Other loans, including deposit overdrafts	67	85	127	144	178
Total loans charged off	669	1,098	2,070	2,291	1,208

Recoveries:
Commercial and industrial	4	—	—	35	2
Commercial, secured by real estate	26	71	30	—	—
Residential real estate	31	7	31	2	3
Consumer	127	123	122	120	203
Other loans, including deposit overdrafts	44	52	88	97	130
Total recoveries	232	253	271	254	338
Net charge offs	437	845	1,799	2,037	870

Provision charged to operations	588	1,351	2,089	1,680	1,400
Balance - End of year	$3,588	3,437	2,931	2,641	2,998

Ratio of net charge-offs during the period to average loans outstanding	0.08%	0.18%	0.39%	0.44%	0.19%

Ratio of allowance for loan losses to total loans at year-end	0.62%	0.76%	0.64%	0.58%	0.65%

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LCNB continuously reviews the loan portfolio for credit risk through the use of its lending and loan review functions.  Independent loan reviews analyze specific loans, providing validation that credit risks are appropriately identified and reported to the Loan Committee and Board of Directors.  In addition, the Board of Directors’ Audit Committee receives loan review reports throughout each year.  New credits meeting specific criteria are analyzed prior to origination and are reviewed by the Loan Committee and Board of Directors.
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

The following table presents the components of the allowance for loan losses on the dates specified:

	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Specific allocations	$1,032	28.8%	$904	26.3%	399	13.6%
General allocations:
Historical loss	982	27.4%	1,399	40.7%	1,381	47.3%
Adjustments to historical loss	1,574	43.8%	1,134	33.0%	1,151	39.1%
Total	$3,588	100.0%	$3,437	100.0%	$2,931	100.0%

The increase in the adjustments to historical loss category from December 31, 2012 to December 31, 2013 primarily reflects risk factors identified in the commercial, secured by real estate loan portfolio. The increase in the specific allocation from December 31, 2011 to December 31, 2012 was primarily due to one commercial real estate loan where a borrower was continuing to experience financial difficulty, although the loan was current under the terms of a troubled debt restructuring modification.

Non-Interest Income

2013 vs. 2012.  Total non-interest income for 2013 was $41,000 greater than for 2012 primarily due to increases in trust income, service charges and fees on deposit accounts, and smaller increases in several different line items. Trust income increased $201,000 primarily due to an increase in the fair value of trust assets and brokerage accounts managed along with fee adjustments that became effective July 1, 2013. Service charges and fees on deposit accounts increased $550,000 primarily due to a greater number of deposit accounts resulting from the merger. These favorable increases were largely offset by a $793,000 decrease in net gains from sales of securities primarily due a lower volume of securities sold.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

2013 vs. 2012.  Total non-interest expense was $4,530,000 greater in 2013 than in 2012 primarily due to a $1,354,000 increase in merger related expenses (consisting primarily of professional fees, data system conversion costs, and employee severance payments) for the First Capital and Eaton National Banks acquisitions, a $1,873,000 increase in salaries and employee benefits, a $371,000 increase in occupancy expenses, and a $901,000 increase in other non-interest expenses. Salaries and employee benefits and occupancy expenses, as well as a variety of other expense items, increased due to the increased number of employees and offices resulting from the First Capital merger. The increase in other non-interest expenses includes $277,000 in amortization for the Citizens National Bank core deposit intangible. The remainder of the increase in other non-interest expenses is due primarily to increased operating expenses resulting from the First Capital merger.

These expense increases were partially offset by a $520,000 decrease in other real estate owned expenses, reflecting decreased valuation writedowns and a gain recognized on the sale of commercial property in the first quarter 2013.

2012 vs. 2011.  Total non-interest expense was $167,000 less in 2012 as compared to 2011 primarily due to a $129,000 decrease in salaries and employee benefits, a $140,000 decrease in FDIC premiums, and a $266,000 decrease in other non-interest expenses.
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

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2013, 2012, and 2011 were 25.1%, 25.3%, and 23.2%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and tax-exempt earnings from bank owned life insurance.

Assets

The carrying values of loans, premises and equipment, bank owned life insurance, and deposits were greatly influenced by the merger with First Capital.  See Note 2 - Acquisition to the Consolidated Financial Statements for a description of the merger and a summary of the fair values of First Capital's assets and liabilities added to LCNB's consolidated balance sheet.

Net loans increased $120.4 million during 2013.  The First Capital merger added $98.9 million of net loans to LCNB's loan portfolio as of the merger date. The remainder of the net increase was due to new loan origination. The increase in the loan portfolio does not reflect $19.3 million of residential real estate loans that were originated and sold to the Federal Home Loan Mortgage Corporation during 2013.

Bank owned life insurance increased $4.4 million primarily due to $3.7 million in policies obtained through the First Capital merger. The remainder of the increase was due to reinvested earnings.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

Total deposits at December 31, 2013 were $114.3 million greater than at December 31, 2012, reflecting $136.8 million of deposits obtained from Citizens National Bank as of the First Capital merger date.  Public fund deposits by local government entities was $16.7 million greater at December 31, 2013 as compared to December 31, 2012. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. The remaining decline in deposits, especially certificates of deposits, can be attributed to disintermediation as depositors searched for higher rates.

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

The liquidity of LCNB is enhanced by the fact that 83.9% of total deposits at December 31, 2013 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Liquid assets include cash and cash equivalents, federal funds sold and securities available-for-sale.  Except for investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati (“FHLB”) and certain local municipal securities, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs, subject to certain pledging commitments for public funds, repurchase agreements, and other requirements.  At December 31, 2013, LCNB's liquid assets amounted to $272.9 million or 29.3% of total assets, compared to $272.0 million or 34.5% of total assets at December 31, 2012. The ratio for 2013 was lower despite a higher amount of liquid assets because of the increase in total assets during the year.

An additional source of funding is borrowings from the FHLB.  Long-term advances totaling $12.1 million were outstanding at December 31, 2013.  LCNB is approved to borrow up to $39.3 million in short-term advances through the FHLB’s Cash Management Advance program.   Total remaining available borrowing capacity, including short-term advances, with the FHLB at December 31, 2013 was approximately $71.6 million.  One of the factors limiting availability of FHLB borrowings is a bank’s ownership of FHLB stock.  LCNB could increase its available borrowing capacity by purchasing more FHLB stock.

Besides the short-term FHLB advances, short-term borrowings may include repurchase agreements, federal funds purchased, and advances from a line of credit with another financial institution.  At December 31, 2013, LCNB could borrow up to $20 million through the line of credit and up to $17 million under federal funds arrangements with two other financial institutions.  Repurchase agreements were the only short-term borrowings outstanding at December 31, 2013.

Commitments to extend credit at December 31, 2013 totaled $85.4 million, including standby letters of credit totaling $0.4 million, and are more fully described in Note 12 - Commitments and Contingent Liabilities to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides information concerning LCNB's contractual obligations at December 31, 2013:

		Payments due by period
	Total	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Short-term borrowings	$8,655	8,655	—	—	—
Long-term debt obligations	12,102	745	5,759	5,543	55
Operating lease obligations	5,977	472	832	489	4,184
Estimated pension plan contribution for 2014	280	280	—	—	—
Certificates of deposit:
$100,000 and over	64,772	25,432	23,572	11,675	4,093
Other time certificates	121,175	61,418	41,196	13,587	4,974
Total	$212,961	97,002	71,359	31,294	13,306

The following table provides information concerning LCNB's commitments at December 31, 2013:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$11,821	11,821	—	—	—
Unused lines of credit	73,134	34,670	11,345	13,931	13,188
Standby letters of credit	365	365	—	—	—
Total	$85,320	46,856	11,345	13,931	13,188

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2013 and 2012 is included in Note 13 - Regulatory Matters of the consolidated financial statements.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for the stock dividend.  Through December 31, 2013, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2013.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2013.  No shares were purchased under this program during 2013.

LCNB established an Ownership Incentive Plan during 2002 that allowed for stock-based awards to eligible employees.  Under the plan, awards could be in the form of stock options, share awards, and/or appreciation rights. The plan provided for the issuance of up to 200,000 shares, as restated for a stock dividend.  The plan expired on April 16, 2012. Any outstanding unexercized options, however, continue to be exercisable in accordance with their terms. The following table provides the stock options granted to key executive officers of LCNB for the years indicated:

Year	Options Granted
2009	29,110
2010	20,798
2011	25,083
2012	14,491
2013	—

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

Acquired Credit Impaired Loans. LCNB accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be measured at their fair values at the acquisition date. Acquired loans are reviewed to determine if there is evidence of deterioration in credit quality since inception and if it is probable that LCNB will be unable to collect all amounts due under the contractual loan agreements. The analysis includes expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. The amount in excess of the estimated future cash flows is not accreted into earnings. The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). LCNB records these loans on the acquisition date at their net realizable value. Thus, an allowance for estimated future losses is not established on the acquisition date. Subsequent to the date of acquisition, expected future cash flows on loans acquired are updated and any losses or reductions in estimated cash flows which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan. Due to the number, size, and complexity of loans within the acquired loan portfolio, there is always a possibility of inherent undetected losses.

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2013 are composed primarily of goodwill and core deposit intangibles related to the acquisitions of Sycamore during the fourth quarter 2007 and First Capital during the first quarter 2013. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible for Sycamore was amortized on a straight line basis over six years.  The core deposit intangible for First Capital is being amortized on a straight line basis over nine years. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Fair Value Accounting for Investment Securities.  Securities classified as available-for-sale are carried at estimated fair value.  Unrealized gains and losses, net of taxes, are reported as accumulated other comprehensive income or loss in shareholders’ equity.  Fair value is estimated using market quotations for U.S. Treasury and equity investments.  Fair value for the majority of the remaining available-for-sale securities is estimated using the discounted cash flow method for each security with discount rates based on rates observed in the market.

LCNB CORP. AND SUBSIDIARIES
Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31
2013
Interest income	$8,076	8,405	8,450	8,566
Interest expense	1,098	1,045	995	927
Net interest income	6,978	7,360	7,455	7,639
Provision for loan losses	149	42	178	219
Net interest income after provision	6,829	7,318	7,277	7,420
Total non-interest income	2,507	2,178	2,047	2,358
Total non-interest expenses	7,091	6,324	6,163	6,634
Income before income taxes	2,245	3,172	3,161	3,144
Provision for income taxes	517	824	804	797
Net income	$1,728	2,348	2,357	2,347

Earnings per common share:
Basic	$0.23	0.31	0.31	0.27
Diluted	0.23	0.30	0.30	0.27

2012
Interest income	$7,731	7,571	7,404	7,232
Interest expense	1,322	1,272	1,190	1,105
Net interest income	6,409	6,299	6,214	6,127
Provision for loan losses	215	91	436	609
Net interest income after provision	6,194	6,208	5,778	5,518
Total non-interest income	2,336	1,755	2,205	2,753
Total non-interest expenses	5,448	5,330	5,564	5,340
Income before income taxes	3,082	2,633	2,419	2,931
Provision for income taxes	805	646	572	772
Net income	$2,277	1,987	1,847	2,159

Earnings per common share:
Basic	$0.34	0.30	0.27	0.32
Diluted	0.34	0.29	0.27	0.32

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2013 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$31,530	1,854	6.25%
Up 200	30,887	1,211	4.08%
Up 100	30,265	589	1.98%
Base	29,676	—	—

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2013 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$112,037	(7,622)	(6.37)%
Up 200	114,399	(5,260)	(4.40)%
Up 100	116,279	(3,380)	(2.82)%
Base	119,659	—	—

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

LCNB CORP. AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

LCNB Corp. (“LCNB”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. Management of LCNB and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f.  LCNB’s internal control over financial reporting is a process designed under the supervision of LCNB’s Chief Executive Officer and the Chief Financial Officer. The purpose is to provide reasonable assurance to the Board of Directors regarding the reliability of financial reporting and the preparation of LCNB’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed LCNB’s internal controls as of December 31, 2013, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2013, LCNB’s internal control over financial reporting met the criteria.

J.D. Cloud & Co. L.L.P., an independent registered public accounting firm, has issued an attestation report on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2013.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson	/s/ Robert C. Haines II
Stephen P. Wilson	Robert C. Haines II
Chief Executive Officer &	Executive Vice President &
Chairman of the Board of Directors	Chief Financial Officer
March 3, 2014	March 3, 2014

LCNB CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have audited LCNB Corp. and subsidiaries’ (LCNB) internal control over financial reporting as of  December 31, 2013, based on criteria established in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  LCNB’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management’s Assessment of Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on LCNB’s internal control over financial reporting based on our audit.

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

In our opinion,  LCNB  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of LCNB, and our report dated March 3, 2014 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountant

Cincinnati, Ohio
March 3, 2014

LCNB CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and subsidiaries (LCNB) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  LCNB’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCNB as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCNB’s internal control over financial reporting as of December 31, 2013, based on criteria established in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion.

/s/ J.D. Cloud & Co. L.L.P.
Certified Public Accountants

Cincinnati, Ohio
March 3, 2014

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2013	2012
ASSETS:
Cash and due from banks	$10,410	11,260
Interest-bearing demand deposits	4,278	2,215
Total cash and cash equivalents	14,688	13,475

Investment securities:
Available-for-sale, at fair value	258,241	258,506
Held-to-maturity, at cost	16,323	15,424
Federal Reserve Bank stock, at cost	1,603	949
Federal Home Loan Bank stock, at cost	2,854	2,091
Loans, net	570,766	450,346
Premises and equipment, net	19,897	16,564
Goodwill	14,186	5,915
Bank owned life insurance	21,280	16,915
Other assets	12,500	8,452
TOTAL ASSETS	$932,338	$788,637

LIABILITIES:
Deposits:
Noninterest-bearing	$164,912	133,848
Interest-bearing	620,849	537,623
Total deposits	785,761	671,471
Short-term borrowings	8,655	13,756
Long-term debt	12,102	13,705
Accrued interest and other liabilities	6,947	7,699
TOTAL LIABILITIES	813,465	706,631

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value, authorized 12,000,000 shares, issued 10,041,163 and 7,485,527 shares at December 31, 2013 and 2012, respectively	66,785	27,107
Retained earnings	65,475	61,843
Treasury shares at cost, 753,627 shares at December 31, 2013 and 2012	(11,665)	(11,665)
Accumulated other comprehensive income (loss), net of taxes	(1,722)	4,721
TOTAL SHAREHOLDERS' EQUITY	118,873	82,006

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$932,338	$788,637

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2013	2012	2011
INTEREST INCOME:
Interest and fees on loans	$27,325	23,585	25,502
Interest on investment securities:
Taxable	3,369	3,737	3,843
Non-taxable	2,573	2,441	2,571
Other investments	230	175	177
TOTAL INTEREST INCOME	33,497	29,938	32,093

INTEREST EXPENSE:
Interest on deposits	3,602	4,317	5,702
Interest on short-term borrowings	25	16	28
Interest on long-term debt	438	556	657
TOTAL INTEREST EXPENSE	4,065	4,889	6,387
NET INTEREST INCOME	29,432	25,049	25,706
PROVISION FOR LOAN LOSSES	588	1,351	2,089
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,844	23,698	23,617

NON-INTEREST INCOME:
Trust income	2,518	2,317	2,099
Service charges and fees on deposit accounts	4,155	3,605	3,739
Net gain on sales of securities	1,060	1,853	948
Bank owned life insurance income	678	578	596
Gains from sales of mortgage loans	339	506	177
Other operating income	340	190	205
TOTAL NON-INTEREST INCOME	9,090	9,049	7,764

NON-INTEREST EXPENSE:
Salaries and employee benefits	13,487	11,614	11,743
Equipment expenses	1,232	1,100	1,038
Occupancy expense, net	2,042	1,671	1,761
State franchise tax	846	790	764
Marketing	561	526	480
FDIC premiums	499	405	545
ATM expense	534	620	553
Computer maintenance and supplies	616	524	565
Telephone expense	566	465	407
Contracted services	568	441	420
Other real estate owned	(30)	490	350
Merger-related expenses	1,433	79	—
Other non-interest expense	3,858	2,957	3,223
TOTAL NON-INTEREST EXPENSE	26,212	21,682	21,849

INCOME BEFORE INCOME TAXES	11,722	11,065	9,532
PROVISION FOR INCOME TAXES	2,942	2,795	2,210
NET INCOME FROM CONTINUING OPERATIONS	8,780	8,270	7,322
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	793
NET INCOME	$8,780	8,270	8,115

Basic earnings per common share:
Continuing operations	$1.12	1.23	1.09
Discontinued operations	—	—	0.12
Diluted earnings per common share:
Continuing operations	1.10	1.22	1.08
Discontinued operations	—	—	0.12
Weighted average shares outstanding:
Basic	7,852,514	6,717,357	6,692,385
Diluted	7,982,997	6,802,475	6,751,599
The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2013	2012	2011
Net income	$8,780	8,270	8,115

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $2,940, $473, and $1,994 for 2013, 2012, and 2011, respectively)	(5,706)	918	3,852

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of taxes of $38, $1, and $102 for 2013, 2012, and 2011, respectively)	73	(2)	(199)

Nonqualified pension plan curtailment (net of taxes of $80)	—	—	155

Reclassification adjustment for:

Net realized gain on sale of available-for-sale securities included in net income (net of taxes of $418, $630, and $323 for 2013, 2012 and 2011, respectively)	(810)	(1,223)	(625)

Other comprehensive income (loss)	(6,443)	(307)	3,183

TOTAL COMPREHENSIVE INCOME	$2,337	7,963	11,298

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$(1,642)	4,875	5,180
Net unfunded liability for nonqualified pension plan	(80)	(154)	(152)
Balance at year-end	$(1,722)	4,721	5,028

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2010	6,689,743	$26,515	54,045	(11,698)	1,845	70,707
Net income			8,115			8,115
Net unrealized gain on available-for-sale securities, net of tax					3,852	3,852
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(625)	(625)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					(199)	(199)
Nonqualified pension plan curtailment, net of taxes					155	155
Dividend Reinvestment and Stock Purchase Plan	14,980	193				193
Compensation expense relating to stock options		45				45
Common stock dividends, $0.64 per share			(4,283)			(4,283)
Balance, December 31, 2011	6,704,723	26,753	57,877	(11,698)	5,028	77,960

Net income			8,270			8,270
Net unrealized gain on available-for-sale securities, net of tax					918	918
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(1,223)	(1,223)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					(2)	(2)
Dividend Reinvestment and Stock Purchase Plan	25,033	332				332
Exercise of stock options	2,144		(5)	33		28
Excess tax (benefit) expense on exercise and forfeiture of stock options		(19)				(19)
Compensation expense relating to stock options		41				41
Common stock dividends, $0.64 per share			(4,299)			(4,299)
Balance, December 31, 2012	6,731,900	27,107	61,843	(11,665)	4,721	82,006

Net income			8,780			8,780
Net unrealized loss on available-for-sale securities, net of tax					(5,706)	(5,706)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income, net of taxes					(810)	(810)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost, net of taxes					73	73
Issuance of common stock	1,642,857	26,909				26,909
Dividend Reinvestment and Stock Purchase Plan	18,348	329				329
Acquisition of First Capital Bancshares, Inc.	888,811	12,321				12,321
Exercise of stock options	5,620	70	—	—	—	70
Excess tax (benefit) expense on exercise and forfeiture of stock options		12				12
Compensation expense relating to stock options		37				37
Common stock dividends, $0.64 per share			(5,148)			(5,148)
Balance, December 31, 2013	9,287,536	$66,785	65,475	(11,665)	(1,722)	118,873

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,780	8,270	8,115
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,212	3,072	2,978
Provision for loan losses	588	1,351	2,089
Deferred income tax provision (benefit)	192	31	(231)
Curtailment charge for nonqualified defined benefit retirement plan	—	—	191
Increase in cash surrender value of bank owned life insurance	(678)	(578)	(596)
Realized gain on sales of securities available-for-sale	(1,060)	(1,853)	(948)
Realized (gain) loss on sale of premises and equipment	18	(10)	50
Realized gain from sale of insurance agency	—	—	(1,503)
Realized (gain) loss from sale and write-downs of other real estate owned and repossessed assets	(182)	295	137
Origination of mortgage loans for sale	(19,267)	(28,084)	(9,352)
Realized gains from sales of mortgage loans	(339)	(506)	(177)
Proceeds from sales of mortgage loans	19,415	28,307	9,430
Compensation expense related to stock options	37	41	45
Excess tax (benefit) expense on exercise and forfeiture of stock options	12	(19)	—
Increase (decrease) due to changes in assets and liabilities:
Income receivable	100	236	267
Other assets	370	(307)	324
Other liabilities	248	743	(162)
TOTAL ADJUSTMENTS	1,666	2,719	2,542
NET CASH FLOWS FROM OPERATING ACTIVITIES	10,446	10,989	10,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	59,284	90,573	36,769
Proceeds from maturities and calls of investment securities:
Available-for-sale	26,496	37,669	61,424
Held-to-maturity	9,172	2,648	6,521
Purchases of investment securities:
Available-for-sale	(74,083)	(132,836)	(111,914)
Held-to-maturity	(9,687)	(7,338)	(5,114)
Purchase of Federal Reserve Bank stock	(497)	(9)	(1)
Net (increase) decrease in loans	(21,352)	5,729	(8,438)
Purchase of bank owned life insurance	—	(1,500)	—
Proceeds from sales of other real estate owned and repossessed assets	1,173	33	580
Additions to other real estate owned	(7)	(16)	—
Purchases of premises and equipment	(858)	(478)	(2,578)
Proceeds from sales of premises and equipment	1	14	16
Proceeds from sale of insurance agency, net of cash disposed	—	—	1,523
Net cash acquired from acquisition	9,771	—	—
NET CASH FLOWS FROM INVESTING ACTIVITIES	(587)	(5,511)	(21,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(22,310)	7,909	25,023
Net increase (decrease) in short-term borrowings	(5,101)	(7,840)	(95)
Proceeds from long-term debt	—	—	5,000
Principal payments on long-term debt	(3,395)	(7,668)	(6,747)
Proceeds from issuance of common stock	26,950	49	193
Exercise of stock options	70	28	—
Cash dividends paid on common stock	(4,860)	(4,016)	(4,283)
NET CASH FLOWS FROM FINANCING ACTIVITIES	(8,646)	(11,538)	19,091
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,213	(6,060)	8,536
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,475	19,535	10,999
CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,688	13,475	19,535

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$4,097	4,967	6,489
Income taxes	3,685	2,165	3,634

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	131	859	245

 The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company" or “LCNB”), an Ohio corporation formed in December 1998, is a financial holding company whose principal activity is the ownership of LCNB National Bank (the "Bank").  The Bank was founded in 1877 and provides full banking services, including trust and brokerage services, to customers primarily in Southwestern and South Central Ohio.  LCNB completed the sale of its other operating subsidiary, Dakin Insurance Agency, Inc. (“Dakin”) on March 23, 2011.

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

FHLB and Federal Reserve Bank stock are both subject to minimum ownership requirements by member banks.  The required investments in common stock are based on predetermined formulas.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

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

The allowance consists of specific and general components.  The specific component relates to loans that are specifically reviewed for impairment.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers loans not specifically reviewed for impairment and homogeneous loan pools, such as residential real estate and consumer loans.  The general component is measured for each loan category separately based on each category’s average of historical loss experience over a trailing thirty-six month period, adjusted for qualitative factors.  Such qualitative factors may include current economic conditions if different from the three-year historical loss period, trends in underperforming loans, trends in volume and terms of loan categories, concentrations of credit, and trends in loan quality.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans acquired from the merger are recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method.

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

The Company’s other intangible asset relates to core deposits acquired from business combinations.  These intangible assets are amortized on a straight-line basis over their estimated useful lives.  Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of the amortizing intangible should be revised.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings.  The Company did not select any financial instruments for the fair value election in 2013 or 2012.

ADVERTISING EXPENSE
Advertising costs are expensed as incurred and are recorded as a marketing expense, a component of non-interest expense.

PENSION PLANS
Eligible employees of the Company hired before 2009 participate in a multiple-employer qualified noncontributory defined benefit retirement plan.  This plan is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.

Citizens National Bank had a qualified noncontributory, defined benefit pension plan, which has been assumed by the Company, that covers eligible employees hired before May 1, 2005. This is a single employer plan.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS
Financial Accounting Standards Board Accounting Standards Update ("ASU") No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities"
ASU No. 2013-01 was issued in January 2013 and clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with applicable accounting guidance or subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2013-01 is to be applied retrospectively and was effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of this guidance, which involves disclosure only, did not impact LCNB's results of operations or financial position.  LCNB currently does not net its financial instruments on its balance sheets.

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

ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”
ASU No. 2013-11 was issued in July 2013 and requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. ASU No. 2013-11 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of ASU No. 2013-11 is not expected to have a material impact on LCNB’s results of operations or financial position.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2014-02, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2114-02 was issued in January 2014 and provides guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. Entities are permitted to make an accounting policy election to account for such investments using the proportional amortization method, as defined, if certain enumerated conditions are met. Under the proportional amortization method, an investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Investments not accounted for using the the proportional amortization method should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-022 is effective for public companies for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and is to be applied retrospectively to all periods presented. LCNB currently does not have any investments in qualified affordable housing projects and adoption of ASU No. 2014-02 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-04 was issued in January 2014 and clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the update requires interim and annual disclosure of both the amount of foreclosed residential real estate properties held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. ASU No. 2014-04 is effective for public companies for annual periods, and interim periods with those annual periods, beginning after December 15, 2014. Adoption of ASU No. 2014-04 is not expected to have a material impact on LCNB's results of operations or financial position.

NOTE 2 – ACQUISITIONS

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
December 31, 2013

NOTE 2 – ACQUISITIONS (Continued)

The merger with First Capital was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date, as summarized in the following table (in thousands):

Consideration Paid:
Common shares issued (888,811)	$12,354
Cash paid to shareholders	7,828
Total value of consideration paid	20,182

Identifiable Assets Acquired:
Cash and cash equivalents	17,632
Investment securities:
Available-for-sale	21,606
Held-to-maturity	384
Federal Reserve Bank stock	157
Federal Home Loan Bank stock	763
Loans	98,904
Premises and equipment	3,949
Bank owned life insurance	3,687
Core deposit intangible	2,574
Other real estate owned	127
Deferred income taxes	185
Other assets	1,380
Total identifiable assets acquired	151,348

Liabilities Assumed:
Deposits	136,823
Long-term debt	1,792
Other liabilities	822
Total liabilities assumed	139,437

Total Identifiable Net Assets Acquired	11,911

Goodwill resulting from merger	$8,271

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

Direct costs related to the acquisition were expensed as incurred and are recorded in non-interest expense in the consolidated statements of income.  During 2013, LCNB incurred $1,326,000 in merger and acquisition integration expenses related to the transaction, including $603,000 in merger related costs (consisting primarily of professional fees and employee severance costs) and $723,000 for converting Citizens data processing system to LCNB's system.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

NOTE 2 – ACQUISITIONS (Continued)

The results of operations are included in the consolidated statement of income from the date of the merger.  The estimated amount of Citizens revenue (net interest income plus non-interest income) and net income, excluding merger and data conversion costs, included in LCNB's consolidated statement of income for 2013 were as follows (in thousands):

Total revenue	$6,445
Net income	2,780

The following table presents unaudited pro forma information as if the merger with First Capital had occurred on January 1, 2011 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of the core deposit intangible, and related income tax effects.  It does not include merger and data conversion costs.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with First Capital occurred in 2011.  In particular, expected operational cost savings are not reflected in the pro forma amounts.

	For Years Ended December 31,
	2013	2012	2011
Total revenue	$38,495	40,799	40,565
Net income	9,260	9,344	8,682
Basic earnings per common share	1.18	1.23	1.15
Diluted earnings per common share	1.16	1.21	1.14

On October 28, 2013, LCNB and Colonial Banc Corp. (“Colonial”) entered into a Stock Purchase Agreement (“Purchase Agreement”) pursuant to which LCNB purchased from Colonial on January 24, 2014 all of the issued and outstanding shares of Eaton National Bank in a cash transaction valued at $24.75 million. Immediately following the acquisition, Eaton National Bank was merged into LCNB.  Eaton operated five full–service branches with a main office and one other facility in Eaton, Ohio and one branch in each of West Alexandria, Ohio, New Paris, Ohio, and Lewisburg, Ohio.  These offices became branches of LCNB after the merger.

The acquisition will be accounted for in accordance with applicable accounting guidance. Accordingly, the assets and liabilities of Eaton National Bank will be recorded at estimated fair values at the acquisition date.  The excess of the cash paid over the net fair values of the assets acquired, including identifiable intangible assets, and liabilities assumed will be recorded as goodwill.  The results of operations will be included in the consolidated income statement from the date of the acquisition. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment.

The estimated fair values of the assets and liabilities have not yet been determined.  The recorded amounts reflected on the historic financial records of Eaton National Bank as of the acquisition date include total assets of approximately $183 million, consisting primarily of net loans of $124 million and investments of $35 million. Recorded liabilities totaling approximately $165 million consisted primarily of deposits totaling $164 million.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities at December 31 are summarized as follows (in thousands):

	2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investment Securities Available-for-Sale:
U.S. Treasury notes	$13,184	—	290	12,894
U.S. Agency notes	110,248	141	3,714	106,675
U.S. Agency mortgage-backed securities	40,602	555	848	40,309
Certificates of deposit	1,492	9	—	1,501
Municipal securities:
Non-taxable	74,185	2,116	968	75,333
Taxable	17,020	503	214	17,309
Mutual funds	2,419	—	39	2,380
Trust preferred securities	149	4	6	147
Equity securities	1,429	329	65	1,693
	$260,728	3,657	6,144	258,241

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	15,923	159	285	15,797
Taxable	400	—	1	399
	$16,323	159	286	16,196

	2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investment Securities Available-for-Sale:
U.S. Treasury notes	$18,462	224	—	18,686
U.S. Agency notes	89,372	1,364	130	90,606
U.S. Agency mortgage-backed securities	51,121	1,444	24	52,541
Corporate securities	3,032	35	—	3,067
Municipal securities:
Non-taxable	70,504	3,497	119	73,882
Taxable	14,851	993	3	15,841
Mutual funds	2,138	30	—	2,168
Trust preferred securities	250	2	7	245
Equity securities	1,390	106	26	1,470
	$251,120	7,695	309	258,506

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

The fair value of held-to-maturity investment securities, consisting of non-taxable and taxable municipal securities, approximates amortized cost at December 31, 2012.

Information concerning securities with gross unrealized losses at December 31, 2013 and 2012, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months			Twelve Months or More
	Number	Fair Value	Unrealized Losses	Number	Fair Value	Unrealized Losses
2013
Investment Securities Available-for-Sale:
U.S. Treasury notes	3	$12,894	290	—	—	—
U.S. Agency notes	25	89,080	2,880	2	9,636	834
U.S. Agency mortgage-backed securities	9	17,557	575	19	5,130	273
Municipal securities:
Non-taxable	37	15,641	398	24	10,751	570
Taxable	9	4,903	202	5	1,252	12
Mutual funds	2	1,380	39	—	—	—
Trust preferred securities	—	—	—	2	93	6
Equity securities	6	300	44	3	93	21
	91	$141,755	4,428	55	26,955	1,716

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	6	$4,890	285	—	—	—
Taxable	1	399	1	—	—	—
	7	$5,289	286	—	—	—

2012
Investment Securities Available-for-Sale:
U.S. Treasury notes	—	$—	—	—	—	—
U.S. Agency notes	3	13,471	130	—	—	—
U.S. Agency mortgage-backed securities	1	4,862	24	—	—	—
Municipal securities:
Non-taxable	19	9,903	118	1	456	1
Taxable	1	497	3	—	—	—
Mutual funds	—	—	—	—	—	—
Trust preferred securities	3	144	6	1	48	1
Equity securities	8	314	13	2	51	13
	35	$29,191	294	4	555	15

Management has determined that the unrealized losses at December 31, 2013 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2013 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$17,370	17,546	2,208	2,216
Due from one to five years	76,536	77,769	4,246	4,240
Due from five to ten years	110,940	107,499	6,159	5,923
Due after ten years	11,283	10,898	3,710	3,817
	216,129	213,712	16,323	16,196
U.S. Agency mortgage-backed securities	40,602	40,309	—	—
Mutual funds	2,419	2,380	—	—
Trust preferred securities	149	147	—	—
Equity securities	1,429	1,693	—	—
	$260,728	258,241	16,323	16,196

Investment securities with a market value of $157,956,000 and $158,287,000 at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Proceeds from sales	$59,284	90,573	36,769
Gross realized gains	1,234	1,860	949
Gross realized losses	174	7	1

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 4 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

		2013
	Acquired Credit Impaired	Other	Total	2012
Commercial and industrial	$332	29,005	29,337	26,236
Commercial, secured by real estate	4,363	309,889	314,252	230,256
Residential real estate	1,332	214,255	215,587	183,132
Consumer	—	12,643	12,643	10,554
Agricultural	—	2,472	2,472	1,668
Other loans, including deposit overdrafts	—	91	91	1,875
	6,027	568,355	574,382	453,721
Deferred origination costs (fees), net	—	(28)	(28)	62
	6,027	568,327	574,354	453,783
Less allowance for loan losses	—	3,588	3,588	3,437
Loans-net	$6,027	564,739	570,766	450,346

The following table provides certain information at the acquisition date on loans acquired from First Capital, not including loans considered to be impaired (in thousands):

Contractually required principal at acquisition	$91,614
Less fair value adjustment	(1,908)
Fair value of acquired loans	$89,706

Contractual cash flows not expected to be collected	$2,149

The following table provides details on acquired impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

Contractually required principal at acquisition	$11,460
Contractual cash flows not expected to be collected (nonaccretable difference)	(1,260)
Expected cash flows at acquisition	10,200
Interest component of expected cash flows (accretable discount)	(1,389)
Fair value of acquired impaired loans	$8,811

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at the dates indicated (in thousands):

	December 31, 2013	January 11, 2013
Outstanding balance	$8,220	11,460
Carrying amount	6,027	8,811

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 4 - LOANS (Continued)

Activity during 2013 for the accretable discount related to acquired impaired loans is as follows (in thousands):

Accretable discount at January 11, 2013	$1,389
Reclass from nonaccretable discount to accretable discount	157
Less transferred to other real estate owned	(23)
Less accretion	(416)
Accretable discount at December 31, 2013	$1,107

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (in thousands):

		2013
	Acquired Credit Impaired	Other	Total	2012
Non-accrual loans:
Commercial and industrial	$—	144	144	264
Commercial, secured by real estate	370	1,048	1,418	788
Residential real estate	143	1,256	1,399	1,231
Total non-accrual loans	513	2,448	2,961	2,283
Past-due 90 days or more and still accruing	—	250	250	128
Total non-accrual and past-due 90 days or more and still accruing	513	2,698	3,211	2,411
Accruing restructured loans	670	14,481	15,151	13,343
Total	$1,183	17,179	18,362	15,754

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans			0.56%	0.53%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans			3.20%	3.47%

Interest income that would have been recorded during 2013 and 2012 if loans on non-accrual status at December 31, 2013 and 2012 had been current and in accordance with their original terms was approximately $229,000 and $235,000, respectively.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 4 - LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$320	2,296	712	108	—	1	3,437
Provision charged to expenses	(30)	256	327	12	—	23	588
Losses charged off:
Acquired credit impaired loans	—	—	(5)	—	—	—	(5)
Other loans	(119)	(58)	(239)	(181)	—	(67)	(664)
Recoveries	4	26	31	127	—	44	232
Balance, end of year	$175	2,520	826	66	—	1	3,588

Individually evaluated for impairment	$2	760	270	—	—	—	1,032
Collectively evaluated for impairment	173	1,760	556	66	—	1	2,556
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$175	2,520	826	66	—	1	3,588

Loans:
Individually evaluated for impairment	$165	14,522	2,132	27	—	—	16,846
Collectively evaluated for impairment	28,809	295,028	212,378	12,703	2,472	91	551,481
Acquired credit impaired loans	332	4,363	1,332	—	—	—	6,027
Balance, end of year	$29,306	313,913	215,842	12,730	2,472	91	574,354

December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$162	1,941	656	166	—	6	2,931
Change in classification	18	(18)	—	—	—	—	—
Provision charged to expenses	299	536	535	(47)	—	28	1,351
Losses charged off	(159)	(234)	(486)	(134)	—	(85)	(1,098)
Recoveries	—	71	7	123	—	52	253
Balance, end of year	$320	2,296	712	108	—	1	3,437

Individually evaluated for impairment	$159	607	138	—	—	—	904
Collectively evaluated for impairment	161	1,689	574	108	—	1	2,533
Balance, end of year	$320	2,296	712	108	—	1	3,437

Loans:
Individually evaluated for impairment	$264	9,851	5,023	7	—	—	15,145
Collectively evaluated for impairment	25,946	220,177	178,347	10,624	1,668	1,876	438,638
Balance, end of year	$26,210	230,028	183,370	10,631	1,668	1,876	453,783

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 4 - LOANS (Continued)

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$305	1,625	459	246	—	6	2,641
Provision charged to expenses	438	884	678	50	—	39	2,089
Losses charged off	(581)	(598)	(512)	(252)	—	(127)	(2,070)
Recoveries	—	30	31	122	—	88	271
Balance, end of year	$162	1,941	656	166	—	6	2,931

Individually evaluated for impairment	$—	257	142	—	—	—	399
Collectively evaluated for impairment	162	1,684	514	166	—	6	2,532
Balance, end of year	$162	1,941	656	166	—	6	2,931

Loans:
Individually evaluated for impairment	$3,058	14,493	596	10	—	—	18,157
Collectively evaluated for impairment	27,915	204,569	186,552	14,680	2,835	6,554	443,105
Balance, end of year	$30,973	219,062	187,148	14,690	2,835	6,554	461,262

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 4 - LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
December 31, 2013
Acquired credit impaired:
Commercial & industrial	$—	—	332	—	332
Commercial, secured by real estate	—	761	3,602	—	4,363
Residential real estate	—	—	1,332	—	1,332
Consumer	—	—	—	—	—
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$—	761	5,266	—	6,027

Other:
Commercial & industrial	$27,563	44	1,367	—	28,974
Commercial, secured by real estate	295,189	3,206	11,155	—	309,550
Residential real estate	208,881	1,136	4,493	—	214,510
Consumer	12,681	—	49	—	12,730
Agricultural	2,472	—	—	—	2,472
Other	91	—	—	—	91
Total	$546,877	4,386	17,064	—	568,327

Total:
Commercial & industrial	$27,563	44	1,699	—	29,306
Commercial, secured by real estate	295,189	3,967	14,757	—	313,913
Residential real estate	208,881	1,136	5,825	—	215,842
Consumer	12,681	—	49	—	12,730
Agricultural	2,472	—	—	—	2,472
Other	91	—	—	—	91
Total	$546,877	5,147	22,330	—	574,354

December 31, 2012
Commercial & industrial	$22,965	1,804	1,177	264	26,210
Commercial, secured by real estate	218,246	2,653	9,022	107	230,028
Residential real estate	172,589	2,353	8,130	298	183,370
Consumer	10,549	—	62	20	10,631
Agricultural	1,665	—	3	—	1,668
Other	1,876	—	—	—	1,876
Total	$427,890	6,810	18,394	689	453,783

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 4 - LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
December 31, 2013
Acquired credit impaired:
Commercial & industrial	$273	—	—	273	59	332	—
Commercial, secured by real estate	729	—	126	855	3,508	4,363	—
Residential real estate	—	41	143	184	1,148	1,332	—
Consumer	—	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	$1,002	41	269	1,312	4,715	6,027	—

Other:
Commercial & industrial	$4	—	144	148	28,826	28,974	—
Commercial, secured by real estate	222	582	1,048	1,852	307,698	309,550	—
Residential real estate	1,131	258	1,461	2,850	211,660	214,510	236
Consumer	38	35	13	86	12,644	12,730	14
Agricultural	—	—	—	—	2,472	2,472	—
Other	91	—	—	91	—	91	—
Total	$1,486	875	2,666	5,027	563,300	568,327	250

Total:
Commercial & industrial	$277	—	144	421	28,885	29,306	—
Commercial, secured by real estate	951	582	1,174	2,707	311,206	313,913	—
Residential real estate	1,131	299	1,604	3,034	212,808	215,842	236
Consumer	38	35	13	86	12,644	12,730	14
Agricultural	—	—	—	—	2,472	2,472	—
Other	91	—	—	91	—	91	—
Total	$2,488	916	2,935	6,339	568,015	574,354	250

December 31, 2012
Commercial & industrial	$—	1	264	265	25,945	26,210	—
Commercial, secured by real estate	346	79	788	1,213	228,815	230,028	—
Residential real estate	791	212	1,172	2,175	181,195	183,370	103
Consumer	61	57	25	143	10,488	10,631	25
Agricultural	—	—	—	—	1,668	1,668	—
Other	72	—	—	72	1,804	1,876	—
Total	$1,270	349	2,249	3,868	449,915	453,783	128

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 4 - LOANS (Continued)

Impaired loans, excluding acquired credit impaired loans, for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no related allowance recorded:
Commercial & industrial	$—	—	—	—	—
Commercial, secured by real estate	6,797	6,810	—	6,809	241
Residential real estate	487	763	—	520	21
Consumer	—	—	—	7	—
Total	$7,284	7,573	—	7,336	262

With an allowance recorded:
Commercial & industrial	$165	270	2	186	2
Commercial, secured by real estate	7,725	7,725	760	7,368	252
Residential real estate	1,645	1,663	270	1,123	44
Consumer	27	27	—	17	2
Total	$9,562	9,685	1,032	8,694	300

Total:
Commercial & industrial	$165	270	2	186	2
Commercial, secured by real estate	14,522	14,535	760	14,177	493
Residential real estate	2,132	2,426	270	1,643	65
Consumer	27	27	—	24	2
Total	$16,846	17,258	1,032	16,030	562

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 4 - LOANS (Continued)

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

Of the $562,000 and $573,000 of interest income recognized on impaired loans during 2013 and 2012, respectively, none was recognized on a cash basis. During 2011, the Company recognized $750,000 of interest income on impaired loans, $8,000 of which was recognized on a cash basis.  The Company continued to accrue interest on certain loans classified as impaired during 2013, 2012, and 2011 because they were restructured or considered well secured and in the process of collection.

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2013		2012
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification
Commercial and industrial	1	$22	—	$—
Commercial, secured by real estate:
Acquired credit impaired	1	670	—	—
Other	2	924	—	—
Residential real estate	6	508	6	449
Consumer	2	27	2	20
	12	$2,151	8	$469

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 4 - LOANS (Continued)

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

Troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date during the years ended December 31, 2013 and 2012 were not material.

Approximately $327,000 of impaired loans, excluding acquired credit impaired loans, without a valuation allowance and $1,141,000 of impaired loans, excluding acquired credit impaired loans, with a valuation allowance at December 31, 2013 consisted of loans that were modified during 2013 and were determined to be troubled debt restructurings.  Approximately $200,000 of impaired loans without a valuation allowance and $258,000 of impaired loans with a valuation allowance at December 31, 2012 consisted of loans that were modified during 2012 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at December 31, 2013, 2012 and 2011 were approximately $90,343,000, $71,568,000, and $67,410,000 respectively.

Mortgage servicing right assets are included in other assets in the consolidated balance sheets.  Amortization of mortgage servicing rights is an adjustment to loan servicing income, which is included with other operating income in the consolidated statements of income.  Activity in the mortgage servicing rights portfolio during the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Balance, beginning of year	$475	418	474
Amount capitalized to mortgage servicing rights	191	283	99
Amortization of mortgage servicing rights	(168)	(226)	(155)
Balance, end of year	$498	475	418
NOTE 5 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in other assets in the consolidated balance sheets.  Changes in other real estate owned were as follows (in thousands):

	2013	2012
Balance, beginning of year	$2,189	1,619
Additions	260	875
Reductions due to sales	(909)	(21)
Reductions due to valuation write downs	(77)	(284)
Balance, end of year	$1,463	2,189

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 5 – OTHER REAL ESTATE OWNED (continued)

Other real estate owned at December 31 consisted of (dollars in thousands):

	2013		2012
	Number	Amount	Number	Amount
Commercial real estate	2	$1,415	2	$1,875
Residential real estate	2	48	8	314
	4	$1,463	10	$2,189
NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2013	2012
Land	$5,354	4,708
Buildings	18,778	15,616
Equipment	12,172	11,280
Total	36,304	31,604
Less accumulated depreciation	16,407	15,040
Premises and equipment, net	$19,897	16,564

Depreciation charged to expense was, $1,456,000 in 2013, and $1,256,000 in 2012, and $1,182,000 in 2011.
NOTE 7 - LEASES

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

2014	$472
2015	442
2016	390
2017	302
2018	187
Thereafter	4,184
Total	$5,977

Rental expense for all leased branches and equipment was approximately $484,000 in 2013, and $451,000 in 2012, and $453,000 in 2011.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 8 - OTHER INTANGIBLE ASSETS

Other intangible assets included in other assets in the consolidated balance sheets at December 31, 2013 and 2012 were as follows (in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
December 31, 2013:
Core deposit intangibles	$2,917	620	2,297
Mortgage servicing rights	1,126	628	498
Total	$4,043	1,248	2,795

December 31, 2012:
Core deposit intangible	$343	286	57
Mortgage servicing rights	1,453	978	475
Total	$1,796	1,264	532

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2013 is as follows (in thousands):

2014	$418
2015	394
2016	376
2017	359
2018	344
NOTE 9 - CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2013 were as follows (in thousands):

	Certificates Equal to or Over $100,000	All Other Certificates	Total
2014	$25,432	61,418	86,850
2015	18,337	27,206	45,543
2016	5,235	13,990	19,225
2017	1,419	5,567	6,986
2018	10,256	8,020	18,276
Thereafter	4,093	4,974	9,067
	$64,772	121,175	185,947

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 10 - BORROWINGS

Funds borrowed from the FHLB at December 31 are as follows (in thousands):

	Current Interest Rate	2013	2012
Fixed Rate Advances, due at maturity:
Advance due January 2015	2.00%	$5,000	5,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	265	1,308
Advance due March 2019	2.82%	1,837	2,397
		$12,102	13,705

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $183 million and $142 million at December 31, 2013 and 2012, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2013 was approximately $71.6 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Short-term borrowings at December 31 are as follows (in thousands):

	2013		2012
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$2,661	0.75%
Repurchase agreements	8,655	0.10%	11,095	0.10%
	$8,655	0.10%	$13,756	0.23%

At December 31, 2013, the Company had short-term borrowing arrangements with three financial institutions and the Federal Home Loan Bank of Cincinnati.  The first arrangement provides that the Company can borrow up to $7 million in federal funds at the interest rate in effect at the time of the borrowing.  The second arrangement provides that the Company can borrow up to $10 million in federal funds at the interest rate in effect at the time of the borrowing.  The third arrangement is a short-term line of credit for a maximum amount of $20 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

Under the terms of the Cash Management Advance program with the Federal Home Loan Bank of Cincinnati, the Company can borrow up to $39.3 million in short-term advances, subject to total remaining borrowing capacity limitations.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   The interest rate on the Cash Management Advance program is the published rate in effect at the time of the advance.  This agreement expires on August 29, 2014.

Repurchase agreements are an option customers may use in managing their cash positions.  The repurchase agreements mature the next business day after issuance.  They are secured by U.S. Treasury, U.S. Agency, or government guaranteed mortgage-backed securities and such collateral securities are held by the Federal Reserve Bank.  The maximum amount of outstanding agreements at any month-end during 2013 and 2012 totaled $15,165,000 and $13,142,000, respectively.  The average balance during 2013 and 2012 was $11,376,000 and $11,390,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 10 - BORROWINGS (continued)

As of December 31, 2013 and 2012, approximately $0.7 million and $1.7 million, respectively, of the repurchase agreements outstanding were held by a company owned by a member of the Company’s Board of Directors.
NOTE 11 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2013	2012	2011
Income taxes currently payable	$2,750	2,764	2,441
Deferred income tax provision (benefit)	192	31	(231)
Provision for income taxes	$2,942	2,795	2,210

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2013	2012	2011
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(7.2)%	(7.2)%	(7.7)%
Tax exempt income on bank owned life insurance	(2.0)%	(1.8)%	(1.9)%
Other – net	0.3%	0.3%	(1.2)%
Effective tax rate	25.1%	25.3%	23.2%

Deferred tax assets and liabilities at December 31 consist of the following (in thousands):

	2013	2012
Deferred tax assets:
Allowance for loan losses	$1,148	1,169
Net unrealized losses on investment securities available-for-sale	846	—
Fair value adjustment on acquired loans	1,184	—
Write-down of other real estate owned	196	185
Pension and deferred compensation	1,304	1,189
Other	107	23
	4,785	2,566
Deferred tax liabilities:
Depreciation of premises and equipment	(1,408)	(987)
Net unrealized gains on investment securities available-for-sale	—	(2,511)
Amortization of intangibles	(950)	(181)
Deferred loan fees	—	(5)
FHLB stock dividends	(345)	(267)
Fair value adjustment on acquired time deposits	(143)	—
	(2,846)	(3,951)
Net deferred tax assets (liabilities)	$1,939	$(1,385)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 11 - INCOME TAXES (continued)

As of December 31, 2013 and 2012 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the three-year period ended December 31, 2013.

The Company is no longer subject to examination by federal tax authorities for years before 2010.
NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2013	2012
Commitments to extend credit:
Commercial loans	$9,316	13,625
Other loans:
Fixed rate	852	4,602
Adjustable rate	1,653	1,238
Unused lines of credit:
Fixed rate	3,404	3,368
Adjustable rate	60,236	45,199
Unused overdraft protection amounts on demand and NOW accounts	9,494	9,665
Standby letters of credit	365	5,109
	$85,320	82,806

Standby letters of credit at December 31, 2012 include a letter of credit in the amount of $80,000 to a company of which a member of LCNB’s Board of Directors is a partner. This standby letter of credit was not outstanding at December 31, 2013.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract or agreement.  Unused lines of credit include amounts not drawn on line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  At December 31, 2013 and 2012, outstanding guarantees of approximately $365,000 and $346,000, respectively, were issued to various types of businesses.  These guarantees generally are fully secured and have varying maturities.  In addition, the Company had a $4.8 million participation in four letters of credit securing payment of principal and interest on a bond issue at December 31, 2012.  These letters of credit were not outstanding at December 31, 2013.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

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
NOTE 13 - REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2013 and 2012, the Bank maintained average reserve balances of $9,128,000 and $10,658,000, respectively.  The reserve balances at December 31, 2013 and 2012 were $11,730,000 and $6,438,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2014, the restrictions generally limit dividends to the aggregate of net income for the year 2014 plus the net earnings retained for 2013 and 2012.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2013, approximately $3,781,000 of the Bank’s earnings retained was available for dividends in 2014 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

Minimum capital requirements and capital levels needed to be considered well-capitalized at December 31, 2013 and 2012 are:

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 13 - REGULATORY MATTERS (continued)

A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows (dollars in thousands):

	2013		2012
	Consolidated Company	Bank	Consolidated Company	Bank
Regulatory Capital:
Shareholders' equity	$118,873	90,438	82,006	76,999
Goodwill and other intangible assets	(16,532)	(16,532)	(6,019)	(6,019)
Accumulated other comprehensive (income) loss	1,722	1,856	(4,721)	(4,672)
Tier 1 risk-based capital	104,063	75,762	71,266	66,308
Eligible allowance for loan losses	3,588	3,588	3,437	3,437
Total risk-based capital	$107,651	79,350	74,703	69,745
Capital Ratios:
Total risk-based	18.65%	13.81%	15.86%	14.86%
Tier 1 risk-based	18.03%	13.18%	15.13%	14.13%
Leverage	11.10%	8.10%	8.98%	8.40%

An underwritten public offering of common stock was completed during November 2013. LCNB issued 1,642,857 shares of stock, resulting in $26.9 million of net proceeds. The net proceeds were used to fund the acquisition of Eaton National Bank in January 2014 and the remaining net proceeds were used for general corporate purposes.

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

On January 9, 2009, LCNB issued 13,400 shares of Fixed Rate Cumulative Preferred Stock, Series A and a warrant for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26 per share to the U.S. Treasury Department.  LCNB allocated $583,000 of the proceeds from the preferred stock issuance to the warrant.  The warrant carries a ten year term and was 100% vested at grant.  On October 21, 2009, LCNB redeemed the preferred stock that had been issued under the Capital Purchase Program agreement, but did not redeem the warrant.  The Treasury Department sold the warrant to an investor during the fourth quarter 2011, which was subsequently converted into two individual warrants. These warrants remain outstanding at December 31, 2013.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) for 2013 and 2012 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2013
Balance at beginning of year	$4,875	(154)	4,721
Before reclassifications	(5,706)	73	(5,633)
Reclassifications	(810)	—	(810)
Balance at end of year	$(1,641)	(81)	(1,722)

2012
Balance at beginning of year	$5,180	(152)	5,028
Before reclassifications	918	(2)	916
Reclassifications	(1,223)	—	(1,223)
Balance at end of year	$4,875	(154)	4,721

Reclassifications out of accumulated other comprehensive income (loss) during 2013 and 2012 and the affected line items in the consolidated statements of income are as follows (in thousands):

	2013	2012
Net gain on sales of securities	$1,060	1,853
Adjustment for change in unrealized gain between sale date and previous quarter-end	168	—
	1,228	1,853
Less provision for income taxes	418	630
Reclassification adjustment, net of taxes	$810	1,223

NOTE 15 - RETIREMENT PLANS

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
December 31, 2013
(Continued)

Certain information pertaining to the qualified noncontributory defined benefit retirement plan is as follows:

Legal name	Pentegra Defined Benefit Plan for Financial Institutions
Plan’s employer identification number	13-5645888
Plan number	333

The plan is at least 80% funded as of July 1, 2013 and 2012.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Qualified noncontributory defined benefit retirement plan	$486	355	543
401(k) plan	294	275	290

The Company expects to contribute $280,000 to the qualified noncontributory defined benefit retirement plan in 2014.  The Company expects to contribute $300,000 to the 401(k) plan in 2014.  The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

Citizens National Bank had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger and recorded a $31,000 liability, representing the funded status of the plan..

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2013 and 2012 was $2,732,000 and $2,442,000, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2013 and 2012 is $1,040,000 and $476,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.30% in 2013 and 4.50% in 2012. The service cost associated with the plans was $111,000 for 2013, $20,000 for 2012, and $20,000 for 2011.  Interest costs were $47,000, $20,000, and $21,000 for 2013, 2012, and 2011, respectively.

The deferred compensation plan and supplemental income plans are nonqualified and unfunded. Participation in each plan is limited to a select group of management.

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
December 31, 2013
(Continued)

NOTE 15 - RETIREMENT PLANS (continued)

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2013	2012	2011
Service cost	$71	89	111
Interest cost	46	43	35
Amortization of unrecognized (gain) loss	25	20	(28)
Amortization of unrecognized prior service cost	29	29	32
Net periodic pension cost	$171	181	150

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2013	2012	2011
Projected benefit obligation at beginning of year	$1,153	969	636
Service cost	71	89	111
Interest cost	46	43	35
Actuarial (gain) or loss	(57)	52	305
Settlements	—	—	(74)
Curtailment	—	—	(44)
Projected benefit obligation at end of year	$1,213	1,153	969

Amounts recognized in other liabilities in the consolidated balance sheets for the nonqualified defined benefit retirement plan at December 31, 2013 and 2012 were $1,213,000 and $1,153,000, respectively.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2013 and 2012 was $1,022,000 and $854,000, respectively.

Amounts recognized in accumulated other comprehensive income, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2013	2012	2011
Net actuarial (gain)/loss	$70	125	103
Past service cost	10	29	49
	$80	154	152

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 for the nonqualified defined benefit retirement plan is $15,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 15 - RETIREMENT PLANS (continued)

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2013	2012	2011
Benefit obligation:
Discount rate	4.95%	4.05%	4.40%
Salary increase rate	3.00%	3.00%	3.00%

Net periodic pension cost:
Discount rate	4.05%	4.40%	5.54%
Salary increase rate	3.00%	3.00%	3.00%
Amortization period in years	2.99	3.0	6.92/3.48
The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2013.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2013 are (in thousands):

2014	18
2015	59
2016	64
2017	118
2018	118
2019-2023	590
NOTE 16 - STOCK BASED COMPENSATION

The Company established an Ownership Incentive Plan (the "Plan") during 2002 that allowed for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards were in the form of stock options, share awards, and/or appreciation rights.  The Plan provided for the issuance of up to 200,000 shares. The plan expired on April 16, 2012. Any outstanding unexercized options, however, continue to be exercisable in accordance with their terms.

Options granted to date vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2013 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
9.00 - $10.99	23,494	$9.00	5.1	18,419	$9.00	5.1
11.00 - $12.99	63,354	12.05	6.6	31,362	12.06	5.8
17.00 - $18.99	18,118	18.19	1.9	18,118	18.19	1.9
	104,966	12.43	5.4	67,899	12.86	4.6

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 16 - STOCK BASED COMPENSATION (continued)

The following table summarizes stock option activity for the years indicated:

	Year ended December 31,
	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	110,586	$12.42	124,123	$12.54	99,040	$12.71
Granted	—	—	14,491	12.60	25,083	11.85
Exercised or cancelled	(5,620)	12.32	(8,676)	13.09	—	—
Expired	—	—	(19,352)	13.01	—	—
Outstanding, end of year	104,966	12.43	110,586	12.42	124,123	12.54
Exercisable, end of year	67,899	12.86	55,309	13.36	66,709	13.69

During 2013, the Company received cash of $70,000 in connection with the exercise of 5,620 stock options. During 2012, the Company received cash of $28,000 in connection with the exercise of 2,144 stock options and paid approximately $6,000 to certain option holders in connection with the cancellation of 6,532 options.

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at December 31, 2013 that were “in the money” (market price greater than exercise price) was $578,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $347,000.  The aggregate intrinsic value for options outstanding at December 31, 2012 that were in the money was $228,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $106,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The following table shows the estimated weighted-average fair value of options granted and the assumptions used in calculating that value for the years indicated:

	2013	2012	2011
Estimated weighted-average fair value of options granted	$—	2.80	2.09
Risk-free interest rate	—%	0.84%	2.84%
Average dividend	$—	0.64	0.64
Volatility factor of the expected market price of the Company's common stock	—%	39.56%	27.37%
Average life in years	0.0	6.5	6.5

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2013, 2012, and 2011 was $37,000, $41,000, and $45,000, respectively. Total compensation cost related to option awards to be recognized ratably through the first quarter of 2017 is approximately $51,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 17 - EARNINGS PER SHARE

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2013	2012	2011
Net income from continuing operations	$8,780	8,270	7,322
Income from discontinued operations, net of taxes	—	—	793
Net income	$8,780	8,270	8,115
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	7,852,514	6,717,357	6,692,385

Add dilutive effect of:
Stock options	23,456	19,205	4,792
Stock warrants	107,027	65,913	54,422

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	7,982,997	6,802,475	6,751,599

Basic earnings per common share:
Continuing operations	$1.12	1.23	1.09
Discontinued operations	—	—	0.12
Diluted earnings per common share:
Continuing operations	1.10	1.22	1.08
Discontinued operations	—	—	0.12
NOTE 18 - RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2013	2012
Beginning balance	$1,108	712
Additions	217	889
Reductions	(324)	(493)
Ending Balance	$1,001	1,108
Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2013 and 2012 amounted to $3,338,000 and $5,527,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of LCNB’s financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

The Company utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury Notes and corporate securities are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, the Company has invested in two mutual funds that invest in debt securities or loans that qualify for credit under the Community Reinvestment Act.  The investment in one of the mutual funds is considered to have level 1 inputs because it is publically traded in an active market and it publishes a daily net asset value.  The investment in the other mutual fund is considered to have level 2 inputs because, although its shares are not traded in an active market, an investor can have its interest in the fund redeemed for the balance of its capital account at any quarter-end assuming the fund is given a 60 day notice.  The investment in this Fund is carried at fair value, which approximates cost.  Additionally, LCNB owns trust preferred securities in various financial institutions, equity securities in various financial and non-financial companies, and a mutual fund that invests primarily in floating rate loans.   Market quotations (level 1) are used to determine fair values for these investments. The investment in the mutual fund is considered to have level 1 inputs because it is publicly traded in an active market and it publishes a daily net asset value.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)
NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2013
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$12,894	12,894	—	—
U.S. Agency notes	106,675	—	106,675	—
U.S. Agency mortgage-backed securities	40,309	—	40,309	—
Certificates of deposit	1,501	—	1,501	—
Municipal securities:
Non-taxable	75,333	—	75,333	—
Taxable	17,309	—	17,309	—
Mutual funds	2,380	1,380	1,000	—
Trust preferred securities	147	147	—	—
Equity securities	1,693	1,693	—	—
Total recurring fair value measurements	$258,241	16,114	242,127	—

Nonrecurring fair value measurements:
Impaired loans	$8,530	—	773	7,757	—
Other real estate owned and repossessed assets (a)	1,463	—	1,463	—	178
Total nonrecurring fair value measurements	$9,993	—	2,236	7,757	178

December 31, 2012
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$18,686	18,686	—	—
U.S. Agency notes	90,606	—	90,606	—
U.S. Agency mortgage-backed securities	52,541	—	52,541	—
Corporate securities	3,067	3,067	—	—
Municipal securities:
Non-taxable	73,882	—	73,882	—
Taxable	15,841	—	15,841	—
Mutual funds	2,168	1,168	1,000	—
Trust preferred securities	245	245	—	—
Equity securities	1,470	1,470	—	—
Total recurring fair value measurements	$258,506	24,636	233,870	—

Nonrecurring fair value measurements:
Impaired loans	$4,276	—	161	4,115	—
Other real estate owned and repossessed assets (b)	2,189	—	2,189	—	(295)
Total nonrecurring fair value measurements	$6,465	—	2,350	4,115	(295)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)
NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

(a)
Seven other real estate owned properties with a total carrying amount of $404,000 were written down to their combined fair value of $328,000, resulting in an impairment charge of $76,000.  Twelve properties were sold for a combined net gain of $256,000.  The write-downs and net gain were included in other real estate owned expense for the period. A repossessed asset was sold for a loss of $2,000, which was included in other non-interest expense for the period.

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

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$14,688	14,688	13,475	13,475
Investment securities:
Available-for-sale	258,241	258,241	258,506	258,506
Held-to-maturity	16,323	16,196	15,424	15,424
Federal Reserve Bank stock	1,603	1,603	949	949
Federal Home Loan Bank stock	2,854	2,854	2,091	2,091
Loans, net	570,766	573,163	450,346	453,060

FINANCIAL LIABILITIES:
Deposits	785,761	788,096	671,471	675,964
Short-term borrowings	8,655	8,655	13,756	13,756
Long-term debt	12,102	12,842	13,705	14,724

The fair value of off-balance-sheet financial instruments at December 31, 2013 and 2012 was not material.

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
December 31, 2013
(Continued)
NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

The following table summarizes the categorization by input level of the Company’s financial assets and liabilities not recorded at fair value but for which fair value is disclosed at December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets:
Loans, net	$564,633	—	564,633	—
Investment securities, non-taxable, held-to-maturity	16,196	—	—	16,196
Federal Reserve Bank stock	1,603	1,603	—	—
Federal Home Loan Bank stock	2,854	2,854	—	—

Liabilities:
Deposits	788,096	—	788,096	—
Long-term debt	12,842	—	12,842	—

December 31, 2012
Assets:
Loans, net	448,784	—	448,784	—
Investment securities, non-taxable, held-to-maturity	15,424	—	—	15,424
Federal Reserve Bank stock	949	949	—	—
Federal Home Loan Bank stock	2,091	2,091	—	—

Liabilities:
Deposits	675,964	—	675,964	—
Long-term debt	14,724	—	14,724	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 20 – DISCONTINUED OPERATIONS

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

2011
Revenue	$381
Non-interest expenses	301
Income from operations before income taxes	80
Gain from sale of insurance agency	1,503
Closing costs related to sale	(60)
Curtailment expense on nonqualified defined benefit retirement plan	(191)
Provision for income taxes	(539)
Net income	$793
NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., parent company only, follows (in thousands):

Condensed Balance Sheets:
December 31,
	2013	2012
Assets:
Cash on deposit with subsidiary	$26,493	3,328
Investment securities available-for-sale, at fair value	2,019	1,715
Investment in subsidiary	90,437	76,998
Other assets	33	10
Total assets	$118,982	82,051

Liabilities	$109	45

Shareholders' equity	118,873	82,006
Total liabilities and shareholders' equity	$118,982	82,051

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

Condensed Statements of Income
Year ended December 31,	2013	2012	2011
Income:
Dividends from subsidiaries	$10,525	3,800	6,893
Interest and dividends	89	110	63
Gain from sale of Dakin Insurance Agency	—	—	1,503
Net gain on sales of securities	124	63	10
Total income	10,738	3,973	8,469

Total expenses	127	107	181

Income before income tax expense/benefit and equity in undistributed income of subsidiaries	10,611	3,866	8,288
Income tax (expense) benefit	(12)	(1)	(444)
Equity in undistributed income (loss) of subsidiaries	(1,819)	4,405	271
Net income	$8,780	$8,270	$8,115

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)
NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$8,780	8,270	8,115
Adjustments for non-cash items -
(Increase) decrease in undistributed income of subsidiaries	1,819	(4,405)	(272)
Realized gain from sale of insurance agency	—	—	(1,503)
Other, net	7	(403)	184
Net cash flows from operating activities	10,606	3,462	6,524

Cash flows from investing activities:
Purchases of securities available-for-sale	(563)	(872)	(3,389)
Proceeds from maturities of securities available-for-sale	—	—	59
Proceeds from sales of available-for-sale securities	569	3,384	—
Cash paid for business acquisition	(7,815)	—	—
Proceeds from sale of insurance agency	—	—	2,000
Net cash flows from investing activities	(7,809)	2,512	(1,330)

Cash flows from financing activities:
Principal payments on long-term debt	(1,792)	—	—
Proceeds from issuance of common stock	27,238	333	193
Cash dividends paid on common stock	(5,148)	(4,299)	(4,283)
Other	70	28	—
Net cash flows from financing activities	20,368	(3,938)	(4,090)
Net change in cash	23,165	2,036	1,104
Cash at beginning of year	3,328	1,292	188
Cash at end of year	$26,493	3,328	1,292

LCNB CORP. AND SUBSIDIARIES

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2013 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2013, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.
Item 9B.  Other Information

None

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 29, 2014, which proxy statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2013, (the “Proxy Statement”) are incorporated by reference into Part III.
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

LCNB CORP. AND SUBSIDIARIES

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2013 and 2012.
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011.
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – None

3.	Exhibits required by Item 601 Regulation S-K.

(a) Exhibit No.		Exhibit Description
2.1
Agreement and Plan of Merger dated as of October 9, 2012 by and between LCNB Corp. and First Capital Bancshares, Inc.  – incorporated by reference to the Registrant’s Form S-4 filed on October 29, 2012, Part I, Annex A.

2.2
Stock Purchase Agreement between LCNB Corp. and Colonial Banc Corp. dated as of October 28, 2013 - incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 28, 2013, Exhibit 2.1.

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

LCNB CORP. AND SUBSIDIARIES

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

	13	Portions of LCNB Corp. 2013 Annual Report
	14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.1.
	14.2	LCNB Corp. Code of Ethics for Senior Financial Officers - Incorporated by reference to Registrant’s 2003 Form 10-K, Exhibit 14.2.
	21	LCNB Corp. Subsidiaries.
	23	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
	99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008 - incorporated by reference to Registrant’s 2009 Form 10-K, Exhibit 99.1.
	99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008 - incorporated by reference to Registrant’s 2009 Form 10-K, Exhibit 99.2.
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Stephen P. Wilson
Stephen P. Wilson
Chief Executive Officer &
Chairman of the Board of Directors
March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stephen P. Wilson	/s/ Spencer S. Cropper
Stephen P. Wilson	Spencer S. Cropper
Chief Executive Officer &	Director
Chairman of the Board of Directors	March 3, 2014
(Principal Executive Officer)
March 3, 2014

/s/ Robert C. Haines II	/s/ William H. Kaufman
Robert C. Haines II	William H. Kaufman
Executive Vice President &	Director
Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
March 3, 2014

/s/ Steve P. Foster	/s/ Anne E. Krehbiel
Steve P. Foster	Anne E. Krehbiel
President, Director	Director
March 3, 2014	March 3, 2014

/s/ Rick L. Blossom
Rick L. Blossom	John H. Kochensparger III
Director	Director
March 3, 2014	March 3, 2014

/s/ George L. Leasure
George L. Leasure
Director
March 3, 2014