Form 10-Q
period 2014-03-31
LCNB CORP
filed 2014-05-09
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 8, 2014 was 9,292,626 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Cash and due from banks	$20,238	10,410
Interest-bearing demand deposits	13,185	4,278
Total cash and cash equivalents	33,423	14,688
Investment securities:
Available-for-sale, at fair value	310,063	258,241
Held-to-maturity, at cost	16,467	16,323
Federal Reserve Bank stock, at cost	1,603	1,603
Federal Home Loan Bank stock, at cost	3,638	2,854
Loans, net	681,826	570,766
Premises and equipment, net	21,042	19,897
Goodwill	27,424	14,186
Bank owned life insurance	21,437	21,280
Other assets	16,585	12,500
TOTAL ASSETS	$1,133,508	932,338
LIABILITIES:
Deposits:
Noninterest-bearing	$196,007	164,912
Interest-bearing	788,507	620,849
Total deposits	984,514	785,761
Short-term borrowings	11,215	8,655
Long-term debt	11,580	12,102
Accrued interest and other liabilities	6,438	6,947
TOTAL LIABILITIES	1,013,747	813,465
SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value, authorized 12,000,000 shares, issued 10,045,853 and 10,041,163 shares at March 31, 2014 and December 31, 2013, respectively	66,874	66,785
Retained earnings	65,313	65,475
Treasury shares at cost, 753,627 shares at March 31, 2014 and December 31, 2013	(11,665)	(11,665)
Accumulated other comprehensive loss, net of taxes	(761)	(1,722)
TOTAL SHAREHOLDERS' EQUITY	119,761	118,873
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,133,508	932,338

The accompanying notes to consolidated financial statements are an integral part of these statements.

The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME:
Interest and fees on loans	7,696	6,580
Interest on investment securities –
Taxable	891	834
Non-taxable	646	623
Other short-term investments	45	39
TOTAL INTEREST INCOME	9,278	8,076
INTEREST EXPENSE:
Interest on deposits	809	983
Interest on short-term borrowings	3	3
Interest on long-term debt	103	112
TOTAL INTEREST EXPENSE	915	1,098
NET INTEREST INCOME	8,363	6,978
PROVISION FOR LOAN LOSSES	81	149
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,282	6,829
NON-INTEREST INCOME:
Trust income	655	575
Service charges and fees on deposit accounts	1,122	979
Net gain (loss) on sales of securities	(4)	587
Bank owned life insurance income	172	172
Gains from sales of mortgage loans	15	129
Other operating income	117	65
TOTAL NON-INTEREST INCOME	2,077	2,507
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,918	3,294
Equipment expenses	294	292
Occupancy expense, net	651	506
State franchise tax	244	216
Marketing	132	144
FDIC insurance premiums	149	128
Merger-related expenses	1,292	1,055
Other non-interest expense	1,992	1,456
TOTAL NON-INTEREST EXPENSE	8,672	7,091
INCOME BEFORE INCOME TAXES	1,687	2,245
PROVISION FOR INCOME TAXES	364	517
NET INCOME	1,323	1,728
Dividends declared per common share	0.16	0.16
Earnings per common share:
Basic	0.14	0.23
Diluted	0.14	0.23
Weighted average common shares outstanding:
Basic	9,288,400	7,513,101
Diluted	9,413,049	7,610,626

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	1,323	1,728
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $493 and $176 for the three months ended March 31, 2014 and 2013, respectively)	956	(342)
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $1 and $200 for the three months ended March 31, 2014 and 2013, respectively)	3	(387)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $1 and $5 for the three months ended March 31, 2014 and 2013, respectively)	2	8
TOTAL COMPREHENSIVE INCOME	2,284	1,007

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2012	6,731,900	$27,107	61,843	(11,665)	4,721	82,006
Net income			1,728			1,728
Net unrealized loss on available-for-sale securities, net of taxes					(342)	(342)
Reclassification adjustment for net realized gain on sales of available-for-sale securities included in net income, net of taxes					(387)	(387)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					8	8
Dividend Reinvestment and Stock Purchase Plan	5,049	80				80
Acquisition of First Capital Bancshares, Inc.	888,811	12,321				12,321
Compensation expense relating to stock options		9				9
Common stock dividends, $0.16 per share			(1,219)			(1,219)
Balance at March 31, 2013	7,625,760	$39,517	62,352	(11,665)	4,000	94,204

Balance at December 31, 2013	9,287,536	$66,785	65,475	(11,665)	(1,722)	118,873
Net income			1,323			1,323
Net unrealized gain on available-for-sale securities, net of taxes					956	956
Reclassification adjustment for net realized loss on sales of available-for-sale securities included in net income, net of taxes					3	3
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost, net of taxes					2	2
Dividend Reinvestment and Stock Purchase Plan	4,690	82				82
Compensation expense relating to stock options		7				7
Common stock dividends, $0.16 per share			(1,485)			(1,485)
Balance at March 31, 2014	9,292,226	$66,874	65,313	(11,665)	(761)	119,761

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,323	1,728
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	775	740
Provision for loan losses	81	149
Increase in cash surrender value of bank owned life insurance	(172)	(172)
Realized (gain) loss from sales of securities available-for-sale	4	(587)
Realized (gain) loss from sales of premises and equipment	(5)	—
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	19	(230)
Origination of mortgage loans for sale	(610)	(7,175)
Realized gains from sales of mortgage loans	(15)	(129)
Proceeds from sales of mortgage loans	620	7,241
Compensation expense related to stock options	7	9
Changes in:
Accrued income receivable	(599)	(671)
Other assets	309	(53)
Other liabilities	(767)	(928)
TOTAL ADJUSTMENTS	(353)	(1,806)
NET CASH FLOWS FROM OPERATING ACTIVITIES	970	(78)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	26,071	23,337
Proceeds from maturities and calls of investment securities:
Available-for-sale	7,795	5,059
Held-to-maturity	562	1,353
Purchases of investment securities:
Available-for-sale	(48,672)	(26,725)
Held-to-maturity	(706)	(8,376)
Proceeds from redemption of Federal Reserve Bank stock	41	—
Net (increase) decrease in loans	4,749	2,865
Proceeds from redemption of bank owned life insurance	3,633	—
Proceeds from sale of other real estate owned and repossessed assets	137	865
Additions to other real estate owned	(17)	—
Purchases of premises and equipment	(178)	(204)
Proceeds from sale of premises and equipment	6	—
Net cash acquired from (paid for) acquisition	(9,115)	9,771
NET CASH FLOWS FROM INVESTING ACTIVITIES	(15,694)	7,945
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	33,475	12,626
Net increase (decrease) in short-term borrowings	1,909	(2,147)
Principal payments on long-term debt	(522)	(2,369)
Proceeds from issuance of common stock	11	11
Cash dividends paid on common stock	(1,414)	(1,150)
NET CASH FLOWS FROM FINANCING ACTIVITIES	33,459	6,971
NET CHANGE IN CASH AND CASH EQUIVALENTS	18,735	14,838
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,688	13,475
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,423	28,313
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$784	1,171
Income taxes paid	—	440
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	213	6

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

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 10-01.

The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated balance sheet as of that day.

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

Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2013 Annual Report on Form 10-K filed with the SEC.

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

On October 28, 2013, LCNB and Colonial Banc Corp. (“Colonial”) entered into a Stock Purchase Agreement (“Purchase Agreement”) pursuant to which LCNB purchased from Colonial on January 24, 2014 all of the issued and outstanding shares of Eaton National Bank & Trust Co. ("ENB") in a cash transaction valued at $24.75 million. Immediately following the acquisition, ENB was merged into the Bank.  ENB operated five full–service branches with a main office and another facility in Eaton, Ohio and branch offices in each of West Alexandria, Ohio, New Paris, Ohio, and Lewisburg, Ohio.  These offices became branches of the Bank after the merger.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 2 – Acquisitions (continued)

The merger with ENB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date, as summarized in the following table (in thousands):

Consideration Paid:
Cash paid to shareholder	$24,750

Identifiable Assets Acquired:
Cash and cash equivalents	15,635
Investment securities:
Available-for-sale	35,859
Federal Reserve Bank stock	41
Federal Home Loan Bank stock	784
Loans	116,133
Premises and equipment	1,314
Bank owned life insurance	3,618
Core deposit intangible	2,466
Other real estate owned	262
Other assets	1,645
Total identifiable assets acquired	177,757

Liabilities Assumed:
Deposits	165,335
Short-term borrowings	651
Other liabilities	259
Total liabilities assumed	166,245

Total Identifiable Net Assets Acquired	11,512

Goodwill resulting from merger	$13,238

The amount of goodwill recorded reflects LCNB's entrance into a new market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired.  The goodwill will not be amortizable on LCNB's financial records, but is deductible for tax purposes.  The core deposit intangible will be amortized over eight years using the straight-line method.

Prior to the end of the one-year measurement period for finalizing the purchase allocation, if information becomes available which would indicated adjustments to the purchase price allocation, such adjustments will be included in the purchase price retrospectively.

Direct costs related to the acquisition were expensed as incurred and are recorded in merger-related expense in the consolidated statements of income.

The results of operations are included in the consolidated statement of income from the date of the merger.  The estimated amount of ENB revenue (net interest income plus non-interest income) and net income, excluding merger and data conversion costs, included in LCNB's consolidated statement of income for the three months ended March 31, 2014 were as follows (in thousands):

Total revenue	$1,139
Net income	371

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 2 – Acquisitions (continued)

The following table presents unaudited pro forma information as if the merger with ENB had occurred on January 1, 2013 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of the core deposit intangible, and related income tax effects.  It does not include merger and data conversion costs.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with ENB occurred in 2013.  In particular, expected operational cost savings are not reflected in the pro forma amounts.

	Three Months Ended March 31,
	2014	2013
Total revenue	$10,935	11,756
Net income	2,331	2,306
Basic earnings per common share	0.25	0.25
Diluted earnings per common share	0.25	0.25

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
Available-for-Sale:
U.S. Treasury notes	$35,477	1	306	35,172
U.S. Agency notes	125,001	152	2,692	122,461
U.S. Agency mortgage-backed securities	44,041	496	708	43,829
Certificates of deposit	3,079	16	—	3,095
Municipal securities:
Non-taxable	83,108	2,136	758	84,486
Taxable	16,439	533	141	16,831
Mutual funds	2,427	—	32	2,395
Trust preferred securities	50	—	—	50
Equity securities	1,474	308	38	1,744
	$311,096	3,642	4,675	310,063

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	16,067	117	258	15,926
Taxable	400	—	—	400
	$16,467	117	258	16,326

December 31, 2013
Available-for-Sale:
U.S. Treasury notes	$13,184	—	290	12,894
U.S. Agency notes	110,248	141	3,714	106,675
U.S. Agency mortgage-backed securities	40,602	555	848	40,309
Certificates of deposit	1,492	9	—	1,501
Municipal securities:
Non-taxable	74,185	2,116	968	75,333
Taxable	17,020	503	214	17,309
Mutual funds	2,419	—	39	2,380
Trust preferred securities	149	4	6	147
Equity securities	1,429	329	65	1,693
	$260,728	3,657	6,144	258,241

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	15,923	159	285	15,797
Taxable	400	—	1	399
	$16,323	159	286	16,196

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 3 - Investment Securities (continued)

Information concerning available-for-sale investment securities with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months			Twelve Months or Greater
	Number	Fair Value	Unrealized Losses	Number	Fair Value	Unrealized Losses
March 31, 2014
Investment Securities Available-for-Sale:
U.S. Treasury notes	7	$32,219	306	—	$—	—
U.S. Agency notes	26	100,721	2,042	2	9,803	650
U.S. Agency mortgage-backed securities	9	21,554	454	19	4,974	254
Municipal securities:
Non-taxable	23	9,062	182	32	13,994	576
Taxable	7	4,032	135	5	1,254	6
Mutual funds	2	1,395	32	—	—	—
Trust preferred securities	—	—	—	1	49	—
Equity securities	8	353	23	3	99	15
	82	$169,336	3,174	62	$30,173	1,501

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	8	$4,977	258	—	$—	—
Taxable	—	—	—	—	—	—
	8	$4,977	258	—	$—	—

December 31, 2013
Investment Securities Available-for-Sale:
U.S. Treasury notes	3	$12,894	290	—	$—	—
U.S. Agency notes	25	89,080	2,880	2	9,636	834
U.S. Agency mortgage-backed securities	9	17,557	575	19	5,130	273
Municipal securities:
Non-taxable	37	15,641	398	24	10,751	570
Taxable	9	4,903	202	5	1,252	12
Mutual funds	2	1,380	39	—	—	—
Trust preferred securities	—	—	—	2	93	6
Equity securities	6	300	44	3	93	21
	91	$141,755	4,428	55	$26,955	1,716

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	6	$4,890	285	—	$—	—
Taxable	1	399	1	—	—	—
	7	$5,289	286	—	$—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 3 - Investment Securities (continued)

Management has determined that the unrealized losses at March 31, 2014 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at March 31, 2014 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$16,162	16,294	2,145	2,151
Due from one to five years	119,445	120,461	4,229	4,228
Due from five to ten years	117,716	115,829	6,383	6,169
Due after ten years	9,781	9,461	3,710	3,778
	263,104	262,045	16,467	16,326
U.S. Agency mortgage-backed securities	44,041	43,829	—	—
Mutual funds	2,427	2,395	—	—
Trust preferred securities	50	50	—	—
Equity securities	1,474	1,744	—	—
	$311,096	310,063	16,467	16,326

Note 4 - Loans

Major classifications of loans at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014			December 31, 2013
	Acquired Credit Impaired	Other	Total	Acquired Credit Impaired	Other	Total
Commercial and industrial	$1,803	38,329	40,132	332	29,005	29,337
Commercial, secured by real estate	11,723	364,387	376,110	4,363	309,889	314,252
Residential real estate	6,116	232,122	238,238	1,332	214,255	215,587
Consumer	218	20,779	20,997	—	12,643	12,643
Agricultural	243	7,639	7,882	—	2,472	2,472
Other loans, including deposit overdrafts	—	1,922	1,922	—	91	91
	20,103	665,178	685,281	6,027	568,355	574,382
Deferred net origination costs (fees)	—	(85)	(85)	—	(28)	(28)
	20,103	665,093	685,196	6,027	568,327	574,354
Less allowance for loan losses	—	3,370	3,370	—	3,588	3,588
Loans, net	$20,103	661,723	681,826	6,027	564,739	570,766

Loans acquired from the mergers with First Capital and ENB are recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method.
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

The following table provides certain information at the acquisition date on loans acquired from ENB, not including loans considered to be impaired (in thousands):

Contractually required principal at acquisition	$102,731
Less fair value adjustment	1,347
Fair value of acquired loans	$101,384

Contractual cash flows not expected to be collected	$1,702
The following table provides details on acquired credit impaired loans obtained through the merger with ENB that are accounted for in accordance with FASB ASC 310-30 (in thousands):

Contractually required principal at acquisition	$23,233
Contractual cash flows not expected to be collected (nonaccretable difference)	(5,930)
Expected cash flows at acquisition	17,303
Interest component of expected cash flows (accretable discount)	(2,153)
Fair value of acquired impaired loans	$15,150

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
Outstanding balance	$30,015	8,220
Carrying amount	20,103	6,027

Activity during 2014 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

Accretable discount at December 31, 2013	$1,107
Accretable discount acquired during period	2,153
Less transferred to other real estate owned	(61)
Less accretion	(47)
Accretable discount at March 31, 2014	$3,152

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

Non-accrual, past-due, and accruing restructured loans as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014			December 31, 2013
	Acquired Credit Impaired	Other	Total	Acquired Credit Impaired	Other	Total
Non-accrual loans:
Commercial and industrial	$318	—	318	—	144	144
Commercial, secured by real estate	1,483	2,200	3,683	370	1,048	1,418
Residential real estate	227	1,146	1,373	143	1,256	1,399
Total non-accrual loans	2,028	3,346	5,374	513	2,448	2,961
Past-due 90 days or more and still accruing	—	825	825	—	250	250
Total non-accrual and past-due 90 days or more and still accruing	2,028	4,171	6,199	513	2,698	3,211
Accruing restructured loans	680	13,559	14,239	670	14,481	15,151
Total	$2,708	17,730	20,438	1,183	17,179	18,362
Percentage of total non-accrual loans and loans past-due 90 days or more and still accruing to total loans			0.90%			0.56%
Percentage of total non-accrual loans, loans past-due 90 days or more and still accruing, and accruing restructured loans to total loans			2.98%			3.20%

Loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at March 31, 2014 and December 31, 2013 are $133,504,000 and $90,343,000, respectively.  Loans sold during the three months ended March 31, 2014 and 2013 totaled $610,000 and $7,175,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The allowance for loan losses and recorded investment in loans for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
March 31, 2014
Allowance for loan losses:
Balance, beginning of year	$175	2,520	826	66	—	1	3,588
Provision charged to expenses	(109)	213	(25)	(3)	—	5	81
Losses charged off:
Other loans	—	(203)	(119)	(23)	—	(18)	(363)
Recoveries	6	—	21	24	—	13	64
Balance, end of period	$72	2,530	703	64	—	1	3,370

Individually evaluated for impairment	$—	648	167	—	—	—	815
Collectively evaluated for impairment	72	1,882	536	64	—	1	2,555
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$72	2,530	703	64	—	1	3,370

Loans:
Individually evaluated for impairment	$164	14,448	1,977	17	—	—	16,606
Collectively evaluated for impairment	38,123	349,549	230,410	20,844	7,639	1,922	648,487
Acquired credit impaired loans	1,803	11,723	6,116	218	243	—	20,103
Balance, end of period	$40,090	375,720	238,503	21,079	7,882	1,922	685,196

March 31, 2013
Allowance for loan losses:
Balance, beginning of year	$320	2,296	712	108	—	1	3,437
Provision charged to expenses	20	87	14	22	—	6	149
Losses charged off	(83)	(30)	(27)	(63)	—	(16)	(219)
Recoveries	—	—	5	23	—	9	37
Balance, end of period	$257	2,353	704	90	—	—	3,404

Individually evaluated for impairment	$71	657	157	—	—	—	885
Collectively evaluated for impairment	186	1,696	547	90	—	—	2,519
Balance, end of period	$257	2,353	704	90	—	—	3,404

Loans:
Individually evaluated for impairment	$181	14,006	1,294	7	—	—	15,488
Collectively evaluated for impairment	35,234	268,838	213,190	13,966	1,805	1,146	534,179
Balance, end of period	$35,415	282,844	214,484	13,973	1,805	1,146	549,667

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

A breakdown of the loan portfolio by credit quality indicators at March 31, 2014 and December 31, 2013 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2014
Acquired credit impaired:
Commercial & industrial	$—	—	1,803	—	1,803
Commercial, secured by real estate	—	756	10,967	—	11,723
Residential real estate	—	—	6,116	—	6,116
Consumer	—	—	218	—	218
Agricultural	—	—	243	—	243
Total	$—	756	19,347	—	20,103

Other:
Commercial & industrial	$36,984	30	1,273	—	38,287
Commercial, secured by real estate	349,285	3,217	11,495	—	363,997
Residential real estate	227,881	336	4,170	—	232,387
Consumer	20,798	—	63	—	20,861
Agricultural	7,450	—	189	—	7,639
Other	1,922	—	—	—	1,922
Total	$644,320	3,583	17,190	—	665,093

Total:
Commercial & industrial	$36,984	30	3,076	—	40,090
Commercial, secured by real estate	349,285	3,973	22,462	—	375,720
Residential real estate	227,881	336	10,286	—	238,503
Consumer	20,798	—	281	—	21,079
Agricultural	7,450	—	432	—	7,882
Other	1,922	—	—	—	1,922
Total	$644,320	4,339	36,537	—	685,196

December 31, 2013
Acquired credit impaired:
Commercial & industrial	$—	—	332	—	332
Commercial, secured by real estate	—	761	3,602	—	4,363
Residential real estate	—	—	1,332	—	1,332
Total	$—	761	5,266	—	6,027

Other:
Commercial & industrial	$27,563	44	1,367	—	28,974
Commercial, secured by real estate	295,189	3,206	11,155	—	309,550
Residential real estate	208,881	1,136	4,493	—	214,510
Consumer	12,681	—	49	—	12,730
Agricultural	2,472	—	—	—	2,472
Other	91	—	—	—	91
Total	$546,877	4,386	17,064	—	568,327

Total:
Commercial & industrial	$27,563	44	1,699	—	29,306
Commercial, secured by real estate	295,189	3,967	14,757	—	313,913
Residential real estate	208,881	1,136	5,825	—	215,842
Consumer	12,681	—	49	—	12,730
Agricultural	2,472	—	—	—	2,472
Other	91	—	—	—	91
Total	$546,877	5,147	22,330	—	574,354

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

A loan portfolio aging analysis at March 31, 2014 and December 31, 2013 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
March 31, 2014
Acquired credit impaired:
Commercial & industrial	$288	302	—	590	1,213	1,803	—
Commercial, secured by real estate	2,301	878	421	3,600	8,123	11,723	—
Residential real estate	337	40	168	545	5,571	6,116	—
Consumer	23	9	—	32	186	218	—
Agricultural	231	—	—	231	12	243	—
Total	$3,180	1,229	589	4,998	15,105	20,103	—

Other:
Commercial & industrial	$—	—	800	800	37,487	38,287	800
Commercial, secured by real estate	307	—	2,006	2,313	361,684	363,997	—
Residential real estate	702	72	890	1,664	230,723	232,387	18
Consumer	75	27	7	109	20,752	20,861	7
Agricultural	83	—	—	83	7,556	7,639	—
Other	57	—	—	57	1,865	1,922	—
Total	$1,224	99	3,703	5,026	660,067	665,093	825

Total:
Commercial & industrial	$288	302	800	1,390	38,700	40,090	800
Commercial, secured by real estate	2,608	878	2,427	5,913	369,807	375,720	—
Residential real estate	1,039	112	1,058	2,209	236,294	238,503	18
Consumer	98	36	7	141	20,938	21,079	7
Agricultural	314	—	—	314	7,568	7,882	—
Other	57	—	—	57	1,865	1,922	—
Total	$4,404	1,328	4,292	10,024	675,172	685,196	825

December 31, 2013
Acquired credit impaired:
Commercial & industrial	$273	—	—	273	59	332	—
Commercial, secured by real estate	729	—	126	855	3,508	4,363	—
Residential real estate	—	41	143	184	1,148	1,332	—
Total	$1,002	41	269	1,312	4,715	6,027	—

Other:
Commercial & industrial	$4	—	144	148	28,826	28,974	—
Commercial, secured by real estate	222	582	1,048	1,852	307,698	309,550	—
Residential real estate	1,131	258	1,461	2,850	211,660	214,510	236
Consumer	38	35	13	86	12,644	12,730	14
Agricultural	—	—	—	—	2,472	2,472	—
Other	91	—	—	91	—	91	—
Total	$1,486	875	2,666	5,027	563,300	568,327	250

Total:
Commercial & industrial	$277	—	144	421	28,885	29,306	—
Commercial, secured by real estate	951	582	1,174	2,707	311,206	313,913	—
Residential real estate	1,131	299	1,604	3,034	212,808	215,842	236
Consumer	38	35	13	86	12,644	12,730	14
Agricultural	—	—	—	—	2,472	2,472	—
Other	91	—	—	91	—	91	—
Total	$2,488	916	2,935	6,339	568,015	574,354	250

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

Impaired loans, excluding acquired credit impaired loans, at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2014
With no related allowance recorded:
Commercial & industrial	$164	269	—
Commercial, secured by real estate	10,483	10,506	—
Residential real estate	798	909	—
Consumer	—	—	—
Total	$11,445	11,684	—

With an allowance recorded:
Commercial & industrial	$—	—	—
Commercial, secured by real estate	3,965	4,159	648
Residential real estate	1,179	1,434	167
Consumer	17	17	—
Total	$5,161	5,610	815

Total:
Commercial & industrial	$164	269	—
Commercial, secured by real estate	14,448	14,665	648
Residential real estate	1,977	2,343	167
Consumer	17	17	—
Total	$16,606	17,294	815

December 31, 2013
With no related allowance recorded:
Commercial & industrial	$—	—	—
Commercial, secured by real estate	6,797	6,810	—
Residential real estate	487	763	—
Consumer	—	—	—
Total	$7,284	7,573	—

With an allowance recorded:
Commercial & industrial	$165	270	2
Commercial, secured by real estate	7,725	7,725	760
Residential real estate	1,645	1,663	270
Consumer	27	27	—
Total	$9,562	9,685	1,032

Total:
Commercial & industrial	$165	270	2
Commercial, secured by real estate	14,522	14,535	760
Residential real estate	2,132	2,426	270
Consumer	27	27	—
Total	$16,846	17,258	1,032

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, excluding acquired credit impaired loans, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & industrial	$164	—	—	—
Commercial, secured by real estate	10,587	82	9,516	89
Residential real estate	845	9	591	3
Consumer	3	—	3	—
Total	$11,599	91	10,110	92

With an allowance recorded:
Commercial & industrial	$—	—	202	—
Commercial, secured by real estate	4,076	27	4,548	32
Residential real estate	1,191	11	764	3
Consumer	17	—	7	—
Total	$5,284	38	5,521	35

Total:
Commercial & industrial	$164	—	202	—
Commercial, secured by real estate	14,663	109	14,064	121
Residential real estate	2,036	20	1,355	6
Consumer	20	—	10	—
Total	$16,883	129	15,631	127

Loan modifications that were classified as troubled debt restructurings during the three months ended March 31, 2014 and 2013 are as follows (dollars in thousands):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification
Commercial and industrial	1	$10	—	$—
Residential real estate	—	—	1	80
Consumer	1	2	—	—
Total	2	$12	1	$80

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

A restructured automobile loan with a balance of $13,000 was charged off during the first quarter 2013, which was within twelve months of the loan's modification date.  There were no other troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three months ended March 31, 2014 and 2013.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in "other assets" in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of year	$1,463	2,189
Additions	230	—
Additions due to merger	262	127
Reductions due to sales	(151)	(612)
Reductions due to valuation write downs	(5)	(17)
Balance, end of period	$1,799	1,687

Other real estate owned at March 31, 2014 and December 31, 2013 consisted of (dollars in thousands):

	March 31, 2014		December 31, 2013
	Number	Balance	Number	Balance
Commercial real estate	3	$1,649	2	$1,415
Residential real estate	3	150	2	48
	6	$1,799	4	$1,463

Note 6 – Premises and Equipment

Premises and equipment at March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$5,622	5,354
Buildings	19,637	18,778
Equipment	12,490	12,172
Construction in progress	48	—
Total	37,797	36,304
Less accumulated depreciation	16,755	16,407
Premises and equipment, net	$21,042	19,897

Depreciation charged to expense was $347,000 and $341,000 for the three months ended March 31, 2014 and 2013, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Borrowings

Funds borrowed from the Federal Home Loan Bank of Cincinnati ("FHLB") at March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	Interest Rate	March 31, 2014	December 31, 2013
Fixed Rate Advances, due at maturity:
Advance due January 2015	2.00%	$5,000	5,000
Advance due March 2017	5.25%	5,000	5,000
Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	—	265
Advance due March 2019	2.82%	1,580	1,837
		$11,580	12,102

All advances from the FHLB are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $199 million and $183 million at March 31, 2014 and December 31, 2013, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Short-term borrowings at March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Repurchase agreements	$11,215	0.10%	$8,655	0.10%
	$11,215	0.10%	$8,655	0.10%
Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the three months ended March 31,
	2014	2013
Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(12.7)%	(9.1)%
Tax exempt income on bank owned life insurance	(3.5)%	(2.6)%
Other, net	3.8%	0.7%
Effective tax rate	21.6%	23.0%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 9 – Commitments and Contingent Liabilities (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
Commitments to extend credit:
Commercial loans	$8,738	9,316
Other loans
Fixed rate	1,790	852
Adjustable rate	3,230	1,653
Unused lines of credit:
Fixed rate	3,296	3,404
Adjustable rate	72,820	60,236
Unused overdraft protection amounts on demand and NOW accounts	10,647	9,494
Standby letters of credit	590	365
	$101,111	85,320

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn on line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  These guarantees generally are fully secured and have varying maturities.

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2014 totaled approximately $90,000.

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

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Regulatory Capital:
Shareholders' equity	$119,761	118,873
Goodwill and other intangibles	(32,129)	(16,532)
Accumulated other comprehensive (income) loss	761	1,722
Tier 1 risk-based capital	88,393	104,063
Eligible allowance for loan losses	3,370	3,588
Total risk-based capital	$91,763	107,651
Capital ratios:
Total risk-based	13.08%	18.65%
Tier 1 risk-based	12.60%	18.03%
Leverage	8.49%	11.10%

Capital ratios at March 31, 2014 are less than the ratios at December 31, 2013 due to additional assets obtained through the merger with ENB.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
March 31, 2014
Balance at beginning of period	$(1,641)	(81)	(1,722)
Before reclassifications	956	2	958
Reclassifications	3	—	3
Balance at end of period	$(682)	(79)	(761)

March 31, 2013
Balance at beginning of period	$4,875	(154)	4,721
Before reclassifications	(342)	8	(334)
Reclassifications	(387)	—	(387)
Balance at end of period	$4,146	(146)	4,000

Reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2014 and 2013 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Realized gain (loss) on sale of securities	(4)	587
Less provision for income taxes	(1)	200
Reclassification adjustment, net of taxes	(3)	387

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three-month periods ended March 31, 2014 and 2013 are as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Qualified noncontributory defined benefit retirement plan	207	31
401(k) plan	78	79

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	17	18
Interest cost	15	11
Amortization of unrecognized net (gain) loss	—	6
Amortization of unrecognized prior service cost	4	7
Net periodic pension cost	36	42

Amounts recognized in accumulated other comprehensive income, net of tax, at March 31, 2014 and December 31, 2013 for the nonqualified defined benefit retirement plan consists of (in thousands):

	March 31, 2014	December 31, 2013
Net actuarial loss	$70	70
Past service cost	8	10
	$78	80

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Stock Based Compensation

LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allowed for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards were made in the form of stock options, share awards, and/or appreciation rights.  The Plan provided for the issuance of up to 200,000 shares. The plan expired on April 16, 2012. Any outstanding unexercized options, however, continue to be exercisable in accordance with their terms.

Options granted to date vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at March 31, 2014 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	23,494	$9.00	4.8	23,494	$9.00	4.8
$11.00 - $12.99	63,354	12.05	6.3	42,249	12.02	5.9
$17.00 - $18.99	12,962	18.41	2.4	12,962	18.41	2.4
	99,810	12.16	5.4	78,705	12.17	5.0

The following table summarizes stock option activity for the periods indicated:

	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	104,966	$12.43	110,586	$12.42
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(5,156)	17.66	—	—
Outstanding, March 31	99,810	12.16	110,586	12.42
Exercisable, March 31	78,705	12.17	73,519	12.82

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at March 31, 2014 that were "in the money" (market price greater than exercise price) was $528,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $418,000.  The aggregate intrinsic value for options outstanding at March 31, 2013 that were in the money was $499,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $312,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's stock.

Total expense related to options included in salaries and employee benefits in the consolidated statements of income for the three months ended March 31, 2014 and 2013 was $7,000 and $9,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options, warrants, and restricted stock with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three months ended March 31, 2014 and 2013 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2014	2013
Net income	1,323	1,728
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,288,400	7,513,101
Add dilutive effect of:
Stock options	21,769	14,312
Stock warrants	102,880	83,213
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,413,049	7,610,626
Earnings per common share:
Basic	0.14	0.23
Diluted	0.14	0.23

Options to purchase 18,118 and 19,518 shares of common stock at a weighted average price of $18.19 and $18.15 per share were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 15 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
March 31, 2014
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$35,172	35,172	—	—
U.S. Agency notes	122,461	—	122,461	—
U.S. Agency mortgage-backed securities	43,829	—	43,829	—
Certificates of deposit with other banks	3,095	—	3,095	—
Municipal securities:
Non-taxable	84,486	—	84,486	—
Taxable	16,831	—	16,831	—
Mutual funds	2,395	1,395	1,000	—
Trust preferred securities	50	50	—	—
Equity securities	1,744	1,744	—	—
Total recurring fair value measurements	$310,063	38,361	271,702	—
Nonrecurring fair value measurements:
Impaired loans	$4,345	—	349	3,996	—
Other real estate owned and repossessed assets (a)	1,799	—	1,799	—	(19)
Total nonrecurring fair value measurements	$6,144	—	2,148	3,996	(19)

December 31, 2013
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$12,894	12,894	—	—
U.S. Agency notes	106,675	—	106,675	—
U.S. Agency mortgage-backed securities	40,309	—	40,309	—
Certificates of deposit with other banks	1,501	—	1,501	—
Municipal securities:
Non-taxable	75,333	—	75,333	—
Taxable	17,309	—	17,309	—
Mutual funds	2,380	1,380	1,000	—
Trust preferred securities	147	147	—	—
Equity securities	1,693	1,693	—	—
Total recurring fair value measurements	$258,241	16,114	242,127	—
Nonrecurring fair value measurements:
Impaired loans	$8,530	—	773	7,757	—
Other real estate owned and repossessed assets (b)	1,463	—	1,463	—	178
Total nonrecurring fair value measurements	$9,993	—	2,236	7,757	178

(a)
One other real estate owned property with a total carrying amount of $99,000 was written down to its fair value of $94,000, resulting in an impairment charge of $5,000.  Two other real estate owned properties with a total carrying amount of $150,000 were sold for a combined total of $136,000, resulting in a net loss of $14,000.    The write-downs and losses,were included in other non-interest expense for the period.

(b)
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 15 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$33,423	33,423	14,688	14,688
Investment securities:
Available-for-sale	310,063	310,063	258,241	258,241
Held-to-maturity	16,467	16,326	16,323	16,196
Federal Reserve Bank stock	1,603	1,603	1,603	1,603
Federal Home Loan Bank stock	3,638	3,638	2,854	2,854
Loans, net	681,826	685,250	570,766	573,163

FINANCIAL LIABILITIES:
Deposits	984,514	986,967	785,761	788,096
Short-term borrowings	11,215	11,215	8,655	8,655
Long-term debt	11,580	12,307	12,102	12,842

The fair value of off-balance-sheet financial instruments at March 31, 2014 and December 31, 2013 was not material.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 15 - Fair Value Measurements (continued)

The following table summarizes the categorization by input level as of March 31, 2014 and December 31, 2013 of LCNB's financial assets and liabilities not recorded at fair value but for which fair value is disclosed (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Assets:
Loans, net	$680,905	—	680,905	—
Investment securities, non-taxable, held-to-maturity	16,326	—	—	16,326
Federal Reserve Bank stock	1,603	1,603	—	—
Federal Home Loan Bank stock	3,638	3,638	—	—
Liabilities:
Deposits	986,967	—	986,967	—
Long-term debt	12,307	—	12,307	—

December 31, 2013
Assets:
Loans, net	$564,633	—	564,633	—
Investment securities, non-taxable, held-to-maturity	16,196	—	—	16,196
Federal Reserve Bank stock	1,603	1,603	—	—
Federal Home Loan Bank stock	2,854	2,854	—	—
Liabilities:
Deposits	788,096	—	788,096	—
Long-term debt	12,842	—	12,842	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 – Recent Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Update ("ASU") No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date"
ASU No. 2013-04 was issued in February 2013 and requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is also required to disclose information about the obligation, including its nature and amount.  ASU No. 2013-04 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The ASU is effective for nonpublic companies for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The adoption of this guidance did not have a material impact on LCNB's results of operations or financial position.

ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”
ASU No. 2013-11 was issued in July 2013 and requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. ASU No. 2013-11 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of ASU No. 2013-11 did not have a material impact on LCNB’s results of operations or financial position.

ASU No. 2014-02, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2114-02 was issued in January 2014 and provides guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. Entities are permitted to make an accounting policy election to account for such investments using the proportional amortization method, as defined, if certain enumerated conditions are met. Under the proportional amortization method, an investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Investments not accounted for using the proportional amortization method should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-022 is effective for public companies for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and is to be applied retrospectively to all periods presented. LCNB currently does not have any investments in qualified affordable housing projects and adoption of ASU No. 2014-02 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-04 was issued in January 2014 and clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the update requires interim and annual disclosure of both the amount of foreclosed residential real estate properties held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. ASU No. 2014-04 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Adoption of ASU No. 2014-04 is not expected to have a material impact on LCNB's results of operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 16 – Recent Accounting Pronouncements (continued)

ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"
ASU No. 2014-08 was issued in April 2014 and changes the criteria for reporting discontinued operations and provides for expanded disclosures in this area. The new guidance provides that only disposals representing a strategic shift in operations should be presented as discontinued operations and that theses strategic shifts should have a major effect on an organization's operations and financial results. ASU No. 2014-08 is effective for public companies with calendar year-ends in the first quarter of 2015.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accounting for Intangibles.  LCNB’s intangible assets at March 31, 2014 are composed primarily of goodwill and core deposit intangibles related to the acquisitions of Sycamore during the fourth quarter 2007, First Capital during the first quarter 2013, and ENB during the first quarter 2014. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the merger with ENB.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible for Sycamore was amortized on a straight line basis over six years.  The core deposit intangible for First Capital is being amortized on a straight line basis over nine years and the core deposit intangible for ENB is being amortized on a straight line basis over eight years. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations
Net income for the three months ended March 31, 2014 was $1,323,000 (total basic and diluted earnings per common share of $0.14).  This compares to net income of $1,728,000 (total basic and diluted earnings per common share of $0.23) for the same three month period in 2013.  Results for 2014 were significantly affected by the completion of a merger with Eaton National Bank & Trust Co. (“ENB”) on January 24, 2014 and the issuance of 1,642,857 new shares of voting common stock during the fourth quarter 2013. Results for 2013 were significantly affected by the completion of a merger with First Capital Bancshares, Inc. ("First Capital") and its subsidiary, Citizens National Bank of Chillicothe ("Citizens") on January 11, 2013.

Net interest income for the three months ended March 31, 2014 was $1,385,000 greater than results for the comparative period in 2013 primarily due to the increased volume of average interest earning assets provided by the merger with ENB and by an increase in the net interest margin.

The provision for loan losses for the first quarter 2014 was $68,000 less than for the same period in 2013. Net loan charge-offs for the first quarter 2014 and 2013 totaled $299,000 and $182,000, respectively. Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets increased from $1,463,000 at December 31, 2013 to $1,799,000 at March 31, 2014 primarily due to a foreclosure and property obtained through the ENB acquisition.

Non-interest income for the first quarter 2014 was $430,000 less than the comparable period in 2013 due to a combined $705,000 decrease in gains from sales of investment securities and mortgage loans, partially offset by increases in trust income and service charges and fees on deposit accounts. The decrease in gains from sales of investment securities and mortgage loans was due to lower sales volumes during the 2014 period.

Non-interest expense for the first quarter 2014 was $1,581,000 more than the comparable period in 2013. Salaries and employee benefits, as well as a variety of other expense items, increased significantly due to the increased number of employees and offices resulting from the merger. Also contributing to the increase in non-interest expense were increases in other real estate owned expenses and merger-related expenses.

Net Interest Income
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2014 and 2013, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$647,535	7,696	4.82%	$536,518	6,580	4.97%
Federal funds sold	—	—	—%	3,115	1	0.13%
Interest-bearing demand deposits	13,892	8	0.23%	13,166	7	0.22%
Federal Reserve Bank stock	1,603	—	—%	1,104	—	—%
Federal Home Loan Bank stock	3,368	37	4.46%	2,743	31	4.58%
Investment securities:
Taxable	199,723	891	1.81%	188,749	834	1.79%
Non-taxable (2)	98,097	979	4.05%	93,033	944	4.12%
Total earnings assets	964,218	9,611	4.04%	838,428	8,397	4.06%
Non-earning assets	110,352			89,527
Allowance for loan losses	(3,372)			(3,349)
Total assets	$1,071,198			$924,606

Interest-bearing deposits	$736,604	809	0.45%	$645,950	983	0.62%
Short-term borrowings	10,814	3	0.11%	11,623	3	0.10%
Long-term debt	11,821	103	3.53%	13,396	112	3.39%
Total interest-bearing liabilities	759,239	915	0.49%	670,969	1,098	0.66%
Demand deposits	185,447			153,026
Other liabilities	6,553			7,276
Capital	119,959			93,335
Total liabilities and capital	$1,071,198			$924,606
Net interest rate spread (3)			3.55%			3.40%
Net interest income and net interest margin on a taxable-equivalent basis (4)		8,696	3.66%		7,299	3.53%
Ratio of interest-earning assets to interest-bearing liabilities	127.00%			124.96%

(1)	Includes nonaccrual loans, if any.

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

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2014 as compared to the same period in 2013.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Three Months Ended March 31, 2014 vs. 2013 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,325	(209)	1,116
Federal funds sold	(1)	—	(1)
Interest-bearing demand deposits	—	1	1
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	7	(1)	6
Investment securities:
Taxable	49	8	57
Non-taxable	51	(16)	35
Total interest income	1,431	(217)	1,214
Interest-bearing Liabilities:
Deposits	125	(299)	(174)
Short-term borrowings	—	—	—
Long-term debt	(14)	5	(9)
Total interest expense	111	(294)	(183)
Net interest income	$1,320	77	1,397

Net interest income on a fully tax-equivalent basis for the three months ended March 31, 2014 totaled $8,696,000, an increase of $1,397,000 over the comparable period in 2013.  Total interest income increased $1,214,000 and total interest expense decreased $183,000.

The increase in total interest income was primarily due to a $125.8 million increase in average total earning assets, slightly offset by a 2 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to interest-earning assets acquired through the merger with ENB.  The decrease in the average rate earned reflects a general decrease in market rates.

The decrease in total interest expense was primarily due to a 17 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by an $88.3 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an $90.7 million increase in average interest-bearing deposits primarily due to the merger.  The decrease in the average rate paid on interest-bearing liabilities also reflects a general decrease in market rates.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three months ended March 31, 2014 and 2013 was $81,000 and $149,000, respectively.  The decrease in the provision reflects stabilization in the credit quality of the loan portfolio in part due to relatively stable regional market conditions.

The fair value of loans acquired through the merger with ENB was estimated by discounting at current rates the cash flows expected to be received on ENB's loan portfolio.  Since the estimation of cash flows recognized the probability that LCNB would not be able to collect all contractually required principal and interest payments, ENB's allowance for loan losses was not carried forward.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income
Total non-interest income for the first quarter 2014 was $430,000 less than for the first quarter 2013 primarily due to a $591,000 decrease in net gains on sales of investment securities and a $114,000 decrease in net gains from sales of mortgage loans. The decreases reflect declines in the volume of investment securities and loans sold.

These decreases were partially offset by a $143,000 increase in service charges and fees on deposit accounts and an $80,000 increase in trust income.  Service charges and fees on deposit accounts increased primarily due to a greater number of deposit accounts resulting from the merger with ENB.  Trust income increased primarily due to an increase in the fair value of trust assets and brokerage accounts managed along with fee adjustments that became effective July 1, 2013.

Non-Interest Expense
Non-interest expense for the first quarter 2014 was $1,581,000 greater than for the first quarter 2013 primarily due to a $624,000 increase in salaries and employee benefits, a $145,000 increase in net occupancy expense, and a $237,000 increase in merger-related expenses, and a $536,000 increase in other non-interest expense.  The increase in salaries and employee benefits reflects the additional staff needed to operate the five offices LCNB acquired as a result of the merger with ENB.  Net occupancy expense increased due to increased costs for the additional offices and to greater snow removal costs required for the 2014 period. Included in the other non-interest expense increase was a $247,000 increase in other real estate owned expenses, reflecting the absence of a $245,000 net gain recognized on the sale of property during the first quarter 2013.

Income Taxes
LCNB's effective tax rates for the three months ended March 31, 2014 and 2013 were 21.6% and 23.0%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
The carrying values of loans, securities available-for-sale, premises and equipment, and deposits were greatly influenced by the merger.  See Note 2 - Acquisition to the Financial Statements for a description of the merger and a summary of the fair values of ENB's assets and liabilities added to LCNB's consolidated balance sheet.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At March 31, 2014, LCNB's liquid assets amounted to $343.5 million or 30.3% of total assets.  This compares to liquid assets totaling $272.9 million or 29.3% of total assets at December 31, 2013.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 82.7% of total deposits at March 31, 2014 were "core" deposits, compared to 83.9% of deposits at December 31, 2013. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2014 IRSA indicates that an increase in interest rates would have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$39,284	2,907	7.99%
Up 200	38,289	1,912	5.26%
Up 100	37,323	946	2.60%
Base	36,377	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2014 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE.  The changes in eve for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$115,096	(6,419)	(5.28)%
Up 200	116,464	(5,051)	(4.16)%
Up 100	118,551	(2,964)	(2.44)%
Base	121,515	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded, that as of March 31, 2014, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

No material changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period of this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

During the period covered by this report, LCNB did not purchase any shares of its equity securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
2	Stock Purchase Agreement dated as of October 28, 2013 by and between LCNB Corp. and Colonial Banc Corp. – incorporated by reference to the Registrant's Form 8-K filed on October 28, 2013, Exhibit 2.1.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 9, 2014	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

May 9, 2014	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer