Form 10-Q
period 2014-06-30
LCNB CORP
filed 2014-08-06
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 4, 2014 was 9,298,829 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Cash and due from banks	$18,771	10,410
Interest-bearing demand deposits	110	4,278
Total cash and cash equivalents	18,881	14,688
Investment securities:
Available-for-sale, at fair value	327,740	258,241
Held-to-maturity, at cost	23,843	16,323
Federal Reserve Bank stock, at cost	2,346	1,603
Federal Home Loan Bank stock, at cost	3,638	2,854
Loans, net	688,325	570,766
Premises and equipment, net	21,230	19,897
Goodwill	27,638	14,186
Bank owned life insurance	21,607	21,280
Other assets	15,861	12,500
TOTAL ASSETS	$1,151,109	932,338
LIABILITIES:
Deposits:
Noninterest-bearing	$201,928	164,912
Interest-bearing	784,896	620,849
Total deposits	986,824	785,761
Short-term borrowings	23,523	8,655
Long-term debt	11,506	12,102
Accrued interest and other liabilities	6,672	6,947
TOTAL LIABILITIES	1,028,525	813,465
SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value, authorized 12,000,000 shares, issued 10,051,897 and 10,041,163 shares at June 30, 2014 and December 31, 2013, respectively	66,974	66,785
Retained earnings	66,437	65,475
Treasury shares at cost, 753,627 shares at June 30, 2014 and December 31, 2013	(11,665)	(11,665)
Accumulated other comprehensive income (loss), net of taxes	838	(1,722)
TOTAL SHAREHOLDERS' EQUITY	122,584	118,873
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,151,109	932,338

The accompanying notes to consolidated financial statements are an integral part of these statements.

The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$8,144	6,816	15,840	13,396
Interest on investment securities:
Taxable	1,026	860	1,917	1,694
Non-taxable	657	655	1,303	1,278
Other investments	99	74	144	113
TOTAL INTEREST INCOME	9,926	8,405	19,204	16,481
INTEREST EXPENSE:
Interest on deposits	814	931	1,623	1,914
Interest on short-term borrowings	5	4	8	7
Interest on long-term debt	101	110	204	222
TOTAL INTEREST EXPENSE	920	1,045	1,835	2,143
NET INTEREST INCOME	9,006	7,360	17,369	14,338
PROVISION FOR LOAN LOSSES	255	42	336	191
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,751	7,318	17,033	14,147
NON-INTEREST INCOME:
Trust income	728	609	1,383	1,184
Service charges and fees on deposit accounts	1,252	1,073	2,374	2,052
Net gain (loss) on sales of securities	—	108	(4)	695
Bank owned life insurance income	170	172	342	344
Gains from sales of mortgage loans	53	119	68	248
Other operating income	98	97	215	162
TOTAL NON-INTEREST INCOME	2,301	2,178	4,378	4,685
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,956	3,242	7,874	6,536
Equipment expenses	345	298	639	590
Occupancy expense, net	514	518	1,165	1,024
State franchise tax	239	211	483	427
Marketing	197	157	329	301
FDIC insurance premiums	160	119	309	247
Merger-related expenses	70	271	1,362	1,326
Other non-interest expense	2,119	1,508	4,111	2,964
TOTAL NON-INTEREST EXPENSE	7,600	6,324	16,272	13,415
INCOME BEFORE INCOME TAXES	3,452	3,172	5,139	5,417
PROVISION FOR INCOME TAXES	841	824	1,205	1,341
NET INCOME	$2,611	2,348	3,934	4,076
Dividends declared per common share	$0.16	0.16	0.32	0.32
Earnings per common share:
Basic	$0.28	0.31	0.42	0.54
Diluted	0.28	0.30	0.42	0.53
Weighted average common shares outstanding:
Basic	9,293,382	7,627,900	9,290,905	7,570,817
Diluted	9,402,343	7,759,438	9,407,964	7,686,890

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,611	2,348	3,934	4,076
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $822 and $2,667 for the three months ended June 30, 2014 and 2013, respectively, and $1,315 and $2,843 for the six months ended June 30, 2014 and 2013, respectively)	1,598	(5,176)	2,554	(5,518)
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $- and $36 for the three months ended June 30, 2014 and 2013, respectively, and $1 and $236 for the six months ended June 30, 2014 and 2013, respectively)	—	(72)	3	(459)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $- and $4 for the three months ended June 30, 2014 and 2013, respectively, and $1 and $9 for the six months ended June 30, 2014 and 2013)	1	10	3	18
TOTAL COMPREHENSIVE INCOME (LOSS)	$4,210	(2,890)	6,494	(1,883)

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2012	6,731,900	$27,107	61,843	(11,665)	4,721	82,006
Net income			4,076			4,076
Other comprehensive loss, net of taxes					(5,959)	(5,959)
Dividend Reinvestment and Stock Purchase Plan	9,568	163				163
Exercise of stock options	3,400	43				43
Acquisition of First Capital Bancshares, Inc.	888,811	12,321				12,321
Compensation expense relating to stock options		19				19
Common stock dividends, $0.32 per share			(2,440)			(2,440)
Balance at June 30, 2013	7,633,679	$39,653	63,479	(11,665)	(1,238)	90,229

Balance at December 31, 2013	9,287,536	$66,785	65,475	(11,665)	(1,722)	118,873
Net income			3,934			3,934
Other comprehensive income, net of taxes					2,560	2,560
Dividend Reinvestment and Stock Purchase Plan	10,734	176				176
Compensation expense relating to stock options		13				13
Common stock dividends, $0.32 per share			(2,972)			(2,972)
Balance at June 30, 2014	9,298,270	$66,974	66,437	(11,665)	838	122,584

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,934	4,076
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,482	1,390
Provision for loan losses	336	191
Increase in cash surrender value of bank owned life insurance	(342)	(344)
Realized (gain) loss from sales of securities available-for-sale	4	(695)
Realized (gain) loss from sales of premises and equipment	(7)	—
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	68	(196)
Origination of mortgage loans for sale	(3,480)	(14,397)
Realized gains from sales of mortgage loans	(68)	(248)
Proceeds from sales of mortgage loans	3,514	14,504
Compensation expense related to stock options	13	19
Changes in:
Accrued income receivable	56	(184)
Other assets	(532)	1,110
Other liabilities	(534)	(1,601)
TOTAL ADJUSTMENTS	510	(451)
NET CASH FLOWS FROM OPERATING ACTIVITIES	4,444	3,625
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	26,071	38,005
Proceeds from maturities and calls of investment securities:
Available-for-sale	19,863	11,170
Held-to-maturity	3,006	3,680
Purchases of investment securities:
Available-for-sale	(76,330)	(57,099)
Held-to-maturity	(10,526)	(9,435)
Purchase of Federal Reserve Bank stock	(743)	(497)
Proceeds from redemption of Federal Reserve Bank stock	41	—
Net (increase) decrease in loans	(2,252)	(3,614)
Proceeds from redemption of bank owned life insurance	3,633	—
Proceeds from sale of other real estate owned and repossessed assets	203	988
Additions to other real estate owned	(17)	—
Purchases of premises and equipment	(770)	(362)
Proceeds from sale of premises and equipment	38	—
Net cash acquired from (paid for) acquisition	(9,115)	9,771
NET CASH FLOWS FROM INVESTING ACTIVITIES	(46,898)	(7,393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	35,822	(7,374)
Net increase (decrease) in short-term borrowings	14,217	22,516
Principal payments on long-term debt	(596)	(2,709)
Proceeds from issuance of common stock	24	20
Proceeds from exercise of stock options	—	43
Cash dividends paid on common stock	(2,820)	(2,297)
NET CASH FLOWS FROM FINANCING ACTIVITIES	46,647	10,199
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,193	6,431
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,688	13,475
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,881	19,906
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,710	2,140
Income taxes paid	1,700	1,745
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	435	6

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

Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2013 Annual Report on Form 10-K filed with the SEC.

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
(Unaudited)
(Continued)
Note 2 – Acquisitions (continued)

The merger with ENB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date, as summarized in the following table (in thousands):

Consideration Paid:
Cash paid to shareholder	$24,750

Identifiable Assets Acquired:
Cash and cash equivalents	15,635
Investment securities:
Available-for-sale	35,859
Federal Reserve Bank stock	41
Federal Home Loan Bank stock	784
Loans	115,944
Premises and equipment	1,314
Bank owned life insurance	3,618
Core deposit intangible	2,466
Other real estate owned	262
Other assets	1,624
Total identifiable assets acquired	177,547

Liabilities Assumed:
Deposits	165,335
Short-term borrowings	651
Other liabilities	263
Total liabilities assumed	166,249

Total Identifiable Net Assets Acquired	11,298

Goodwill resulting from merger	$13,452

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

Prior to the end of the one-year measurement period for finalizing the purchase allocation, if information becomes available which would indicate adjustments to the purchase price allocation, such adjustments will be included in the purchase price retrospectively.

The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts reported in the Form 10-Q for the period ending March 31, 2014 (in thousands):

Goodwill at March 31, 2014	$13,238
Effect of adjustments to:
Loans	189
Other assets	21
Other liabilities	4
Goodwill at June 30, 2014	$13,452

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 2 – Acquisitions (continued)

Direct costs related to the acquisition were expensed as incurred and are recorded in merger-related expense in the consolidated statements of income.

The results of operations are included in the consolidated statement of income from the date of the merger.  The estimated amount of ENB revenue (net interest income plus non-interest income) and net income, excluding merger and data conversion costs, included in LCNB's consolidated statement of income for the six months ended June 30, 2014 were as follows (in thousands):

Total revenue	$2,639
Net income	984

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

	Six Months Ended June 30,
	2014	2013
Total revenue	$22,205	23,537
Net income	4,963	5,175
Basic earnings per common share	0.53	0.56
Diluted earnings per common share	0.53	0.55

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2014
Available-for-Sale:
U.S. Treasury notes	$60,677	206	162	60,721
U.S. Agency notes	118,416	431	1,525	117,322
U.S. Agency mortgage-backed securities	41,979	540	369	42,150
Certificates of deposit	3,078	15	—	3,093
Municipal securities:
Non-taxable	83,067	2,044	374	84,737
Taxable	15,177	406	126	15,457
Mutual funds	2,436	—	17	2,419
Trust preferred securities	50	—	1	49
Equity securities	1,474	343	25	1,792
	$326,354	3,985	2,599	327,740

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	23,443	119	215	23,347
Taxable	400	1	—	401
	$23,843	120	215	23,748

December 31, 2013
Available-for-Sale:
U.S. Treasury notes	$13,184	—	290	12,894
U.S. Agency notes	110,248	141	3,714	106,675
U.S. Agency mortgage-backed securities	40,602	555	848	40,309
Certificates of deposit	1,492	9	—	1,501
Municipal securities:
Non-taxable	74,185	2,116	968	75,333
Taxable	17,020	503	214	17,309
Mutual funds	2,419	—	39	2,380
Trust preferred securities	149	4	6	147
Equity securities	1,429	329	65	1,693
	$260,728	3,657	6,144	258,241

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	15,923	159	285	15,797
Taxable	400	—	1	399
	$16,323	159	286	16,196

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 3 - Investment Securities (continued)

Information concerning available-for-sale investment securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Investment Securities Available-for-Sale:
U.S. Treasury notes	$9,185	1	$8,743	161
U.S. Agency notes	—	—	73,891	1,525
U.S. Agency mortgage-backed securities	12	—	12,076	369
Municipal securities:
Non-taxable	6,771	35	16,805	339
Taxable	2,162	17	4,301	109
Mutual funds	—	—	1,160	17
Trust preferred securities	49	1	—	—
Equity securities	155	11	217	14
	$18,334	65	$117,193	2,534

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$5,022	215	—	—
Taxable	—	—	—	—
	$5,022	215	$—	—

December 31, 2013
Investment Securities Available-for-Sale:
U.S. Treasury notes	$12,894	290	$—	—
U.S. Agency notes	89,080	2,880	9,636	834
U.S. Agency mortgage-backed securities	17,557	575	5,130	273
Municipal securities:
Non-taxable	15,641	398	10,751	570
Taxable	4,903	202	1,252	12
Mutual funds	1,380	39	—	—
Trust preferred securities	—	—	93	6
Equity securities	300	44	93	21
	$141,755	4,428	$26,955	1,716

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$4,890	285	$—	—
Taxable	399	1	—	—
	$5,289	286	$—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 3 - Investment Securities (continued)

Management has determined that the unrealized losses at June 30, 2014 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at June 30, 2014 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$13,154	13,238	2,086	2,097
Due from one to five years	146,077	147,276	4,130	4,131
Due from five to ten years	111,848	111,583	5,117	4,939
Due after ten years	9,336	9,233	12,510	12,581
	280,415	281,330	23,843	23,748
U.S. Agency mortgage-backed securities	41,979	42,150	—	—
Mutual funds	2,436	2,419	—	—
Trust preferred securities	50	49	—	—
Equity securities	1,474	1,792	—	—
	$326,354	327,740	23,843	23,748

Investment securities with a market value of $202,316,000 and $157,956,000 at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$—	14,611	26,071	38,005
Gross realized gains	—	109	2	701
Gross realized losses	—	1	6	6

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Commercial and industrial	38,919	29,337
Commercial, secured by real estate	377,806	314,252
Residential real estate	243,966	215,587
Consumer	20,015	12,643
Agricultural	8,466	2,472
Other loans, including deposit overdrafts	2,594	91
	691,766	574,382
Deferred net origination costs (fees)	(47)	(28)
	691,719	574,354
Less allowance for loan losses	3,394	3,588
Loans, net	688,325	570,766

All advances from the FHLB are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $203 million and $183 million at June 30, 2014 and December 31, 2013, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

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

The following table provides certain information at the acquisition date on loans acquired from ENB, not including loans considered to be impaired (in thousands):

Contractually required principal at acquisition	$102,483
Less fair value adjustment	1,347
Fair value of acquired loans	$101,136

Contractual cash flows not expected to be collected	$1,702

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The following table provides details on acquired credit impaired loans obtained through the merger with ENB that are accounted for in accordance with FASB ASC 310-30 (in thousands):

Contractually required principal at acquisition	$23,414
Contractual cash flows not expected to be collected (nonaccretable difference)	(6,088)
Expected cash flows at acquisition	17,326
Interest component of expected cash flows (accretable discount)	(2,163)
Fair value of acquired impaired loans	$15,163

Non-accrual, past-due, and accruing restructured loans as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Non-accrual loans:
Commercial and industrial	262	144
Commercial, secured by real estate	4,596	1,418
Agricultural	67	—
Residential real estate	1,318	1,399
Total non-accrual loans	6,243	2,961
Past-due 90 days or more and still accruing	130	250
Total non-accrual and past-due 90 days or more and still accruing	6,373	3,211
Accruing restructured loans	14,512	15,151
Total	20,885	18,362

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The allowance for loan losses and recorded investment in loans for the six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
June 30, 2014
Allowance for loan losses:
Balance, beginning of year	$175	2,520	826	66	—	1	3,588
Provision charged to expenses	146	(81)	239	14	8	10	336
Losses charged off	—	(371)	(175)	(61)	—	(33)	(640)
Recoveries	10	—	26	50	—	24	110
Balance, end of period	$331	2,068	916	69	8	2	3,394

Individually evaluated for impairment	$1	437	136	—	—	—	574
Collectively evaluated for impairment	66	1,516	744	69	8	2	2,405
Acquired credit impaired loans	264	115	36	—	—	—	415
Balance, end of period	$331	2,068	916	69	8	2	3,394

Loans:
Individually evaluated for impairment	$324	13,707	1,833	18	—	—	15,882
Collectively evaluated for impairment	36,057	350,271	238,484	19,858	8,351	2,056	655,077
Acquired credit impaired loans	2,501	13,461	3,930	215	115	538	20,760
Balance, end of period	$38,882	377,439	244,247	20,091	8,466	2,594	691,719

June 30, 2013
Allowance for loan losses:
Balance, beginning of year	$320	2,296	712	108	—	1	3,437
Provision charged to expenses	(32)	100	118	(6)	—	11	191
Losses charged off	(119)	(34)	(39)	(85)	—	(33)	(310)
Recoveries	—	11	13	61	—	23	108
Balance, end of period	$169	2,373	804	78	—	2	3,426

Individually evaluated for impairment	$1	684	269	—	—	—	954
Collectively evaluated for impairment	168	1,689	535	78	—	2	2,472
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$169	2,373	804	78	—	2	3,426

Loans:
Individually evaluated for impairment	$166	13,858	1,742	34	—	—	15,800
Collectively evaluated for impairment	32,755	276,741	206,817	13,402	2,838	400	532,953
Acquired credit impaired loans	356	5,614	1,591	—	—	—	7,561
Balance, end of period	$33,277	296,213	210,150	13,436	2,838	400	556,314

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The risk characteristics of LCNB's material loan portfolio segments are as follows:

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

A breakdown of the loan portfolio by credit quality indicators at June 30, 2014 and December 31, 2013 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2014
Commercial & industrial	$37,151	20	1,711	—	38,882
Commercial, secured by real estate	349,487	2,916	25,036	—	377,439
Residential real estate	235,402	127	8,718	—	244,247
Consumer	19,874	—	217	—	20,091
Agricultural	8,351	—	115	—	8,466
Other	2,056	—	538	—	2,594
Total	$652,321	3,063	36,335	—	691,719

December 31, 2013
Commercial & industrial	$27,563	44	1,699	—	29,306
Commercial, secured by real estate	295,189	3,967	14,757	—	313,913
Residential real estate	208,881	1,136	5,825	—	215,842
Consumer	12,681	—	49	—	12,730
Agricultural	2,472	—	—	—	2,472
Other	91	—	—	—	91
Total	$546,877	5,147	22,330	—	574,354

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

A loan portfolio aging analysis at June 30, 2014 and December 31, 2013 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
June 30, 2014
Commercial & industrial	$963	—	261	1,224	37,658	38,882	—
Commercial, secured by real estate	878	377	3,055	4,310	373,129	377,439	69
Residential real estate	1,141	184	974	2,299	241,948	244,247	45
Consumer	52	47	16	115	19,976	20,091	16
Agricultural	—	—	67	67	8,399	8,466	—
Other	57	—	—	57	2,537	2,594	—
Total	$3,091	608	4,373	8,072	683,647	691,719	130

December 31, 2013
Commercial & industrial	$277	—	144	421	28,885	29,306	—
Commercial, secured by real estate	951	582	1,174	2,707	311,206	313,913	—
Residential real estate	1,131	299	1,604	3,034	212,808	215,842	236
Consumer	38	35	13	86	12,644	12,730	14
Agricultural	—	—	—	—	2,472	2,472	—
Other	91	—	—	91	—	91	—
Total	$2,488	916	2,935	6,339	568,015	574,354	250

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

Impaired loans, including acquired credit impaired loans, at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2014
With no related allowance recorded:
Commercial & industrial	$2,240	3,627	—
Commercial, secured by real estate	22,810	28,337	—
Residential real estate	4,394	6,535	—
Consumer	233	393	—
Agricultural	115	639	—
Other	538	774	—
Total	$30,330	40,305	—

With an allowance recorded:
Commercial & industrial	$585	647	265
Commercial, secured by real estate	4,358	4,723	552
Residential real estate	1,369	1,476	172
Total	$6,312	6,846	989

Total:
Commercial & industrial	$2,825	4,274	265
Commercial, secured by real estate	27,168	33,060	552
Residential real estate	5,763	8,011	172
Consumer	233	393	—
Agricultural	115	639	—
Other	538	774	—
Total	$36,642	47,151	989

December 31, 2013
With no related allowance recorded:
Commercial & industrial	$332	531	—
Commercial, secured by real estate	10,883	12,317	—
Residential real estate	2,096	2,967	—
Consumer	—	—	—
Total	$13,311	15,815	—

With an allowance recorded:
Commercial & industrial	$165	270	2
Commercial, secured by real estate	7,725	7,725	760
Residential real estate	1,645	1,663	270
Consumer	27	27	—
Total	$9,562	9,685	1,032

Total:
Commercial & industrial	$497	801	2
Commercial, secured by real estate	18,608	20,042	760
Residential real estate	3,741	4,630	270
Consumer	27	27	—
Total	$22,873	25,500	1,032

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$2,057	38	774	9
Commercial, secured by real estate	23,282	327	11,965	155
Residential real estate	4,528	101	1,986	42
Consumer	234	2	—	—
Agricultural	118	7	16	6
Other	560	10	—	—
Total	$30,779	485	14,741	212

With an allowance recorded:
Commercial & industrial	$494	2	185	—
Commercial, secured by real estate	4,344	—	7,581	60
Residential real estate	1,352	11	1,255	8
Consumer	—	—	22	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$6,190	13	9,043	69

Total:
Commercial & industrial	$2,551	40	959	9
Commercial, secured by real estate	27,626	327	19,546	215
Residential real estate	5,880	112	3,241	50
Consumer	234	2	22	1
Agricultural	118	7	16	6
Other	560	10	—	—
Total	$36,969	498	23,784	281

Six Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$2,088	70	943	24
Commercial, secured by real estate	23,839	616	12,001	300
Residential real estate	4,682	177	2,085	86
Consumer	246	9	—	—
Agricultural	129	9	21	6
Other	564	17	—	—
Total	$31,548	898	15,050	416

With an allowance recorded:
Commercial & industrial	$291	13	204	1
Commercial, secured by real estate	4,228	50	7,485	123
Residential real estate	1,296	23	1,185	15
Consumer	—	—	18	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$5,815	86	8,892	140

Total:
Commercial & industrial	$2,379	83	1,147	25
Commercial, secured by real estate	28,067	666	19,486	423
Residential real estate	5,978	200	3,270	101
Consumer	246	9	18	1
Agricultural	129	9	21	6
Other	564	17	—	—
Total	$37,363	984	23,942	556

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

Loan modifications that were classified as troubled debt restructurings during the three and six months ended June 30, 2014 and 2013 are as follows (dollars in thousands):

	2014		2013
	Number of Loans	Balance at Modification	Number of Loans	Balance at Modification
Three Months Ended June 30,
Commercial and industrial	6	$628	1	$22
Commercial, secured by real estate	1	818	—	—
Residential real estate	1	78	2	335
Consumer	—	—	2	27
Total	8	$1,524	5	$384

Six Months Ended June 30,
Commercial and industrial	7	$638	1	$22
Commercial, secured by real estate	1	818	—	—
Residential real estate	1	78	2	335
Consumer	1	2	2	27
Total	10	$1,536	5	$384

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

A restructured automobile loan with a balance of $13,000 was charged off during the first quarter 2013, which was within twelve months of the loan's modification date.  There were no other troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the six months ended June 30, 2014 and 2013.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 - Acquired Credit Impaired Loans

The following table provides the major classifications of loans acquired during 2014 and 2013 that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	June 30, 2014	December 31, 2013
Commercial and industrial	$2,501	332
Commercial, secured by real estate	13,461	4,363
Residential real estate	3,930	1,332
Consumer	215	—
Agricultural	115	—
Other loans, including deposit overdrafts	538	—
	20,760	6,027
Less allowance for loan losses	415	—
Loans, net	20,345	6,027

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	June 30, 2014	December 31, 2013
Outstanding balance	$30,644	8,220
Carrying amount	20,760	6,027

Activity during 2014 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

Accretable discount at December 31, 2013	$1,107
Accretable discount acquired during period	2,163
Reclass from nonaccretable discount to accretable discount	28
Less transferred to other real estate owned	(61)
Less accretion	(175)
Accretable discount at June 30, 2014	$3,062

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in "other assets" in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Balance, beginning of year	$1,463	2,189
Additions	452	—
Additions due to merger	262	127
Reductions due to sales	(266)	(748)
Reductions due to valuation write downs	(5)	(38)
Balance, end of period	$1,906	1,530

Other real estate owned at June 30, 2014 and December 31, 2013 consisted of (dollars in thousands):

	June 30, 2014	December 31, 2013
Commercial real estate	$1,700	$1,415
Residential real estate	206	48
	$1,906	$1,463

Note 7 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(6.2)%	(6.8)%	(8.3)%	(7.7)%
Tax exempt income on bank owned life insurance	(1.7)%	(1.8)%	(2.3)%	(2.2)%
Other, net	(1.7)%	0.6%	—%	0.7%
Effective tax rate	24.4%	26.0%	23.4%	24.8%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 8 – Commitments and Contingent Liabilities (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Commitments to extend credit:
Commercial loans	$2,429	9,316
Other loans
Fixed rate	2,465	852
Adjustable rate	1,839	1,653
Unused lines of credit:
Fixed rate	8,876	3,404
Adjustable rate	69,582	60,236
Unused overdraft protection amounts on demand and NOW accounts	10,530	9,494
Standby letters of credit	590	365
	$96,311	85,320

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2014 were not material.

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

Note 9 – Regulatory Capital

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
Note 9 – Regulatory Capital (continued)

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

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Regulatory Capital:
Shareholders' equity	$122,584	118,873
Goodwill and other intangibles	(32,192)	(16,532)
Accumulated other comprehensive (income) loss	(838)	1,722
Tier 1 risk-based capital	89,554	104,063
Eligible allowance for loan losses	3,394	3,588
Total risk-based capital	$92,948	107,651
Capital ratios:
Tier 1 capital to risk-weighted assets	13.27%	18.03%
Total capital to risk-weighted assets	13.77%	18.65%
Leverage	8.05%	11.10%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
June 30, 2014
Balance at beginning of period	$(1,641)	(81)	(1,722)
Before reclassifications	2,554	3	2,557
Reclassifications	3	—	3
Balance at end of period	$916	(78)	838

June 30, 2013
Balance at beginning of period	$4,875	(154)	4,721
Before reclassifications	(5,518)	18	(5,500)
Reclassifications	(459)	—	(459)
Balance at end of period	$(1,102)	(136)	(1,238)

Reclassifications out of accumulated other comprehensive income during the three and six months ended June 30, 2014 and 2013 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
	2014	2013	2014	2013
Realized gain (loss) on sale of securities	$—	108	(4)	695	Net gain (loss) on sale of securities
Less provision for income taxes	—	36	(1)	236	Provision for income taxes
Reclassification adjustment, net of taxes	$—	72	(3)	459

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and six-month periods ended June 30, 2014 and 2013 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Qualified noncontributory defined benefit retirement plan	$209	31	416	62
401(k) plan	83	75	161	154

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$17	18	34	36
Interest cost	15	12	30	23
Amortization of unrecognized net loss	—	6	—	12
Amortization of unrecognized prior service cost	4	7	8	14
Net periodic pension cost	$36	43	72	85

Amounts recognized in accumulated other comprehensive income, net of tax, at June 30, 2014 and December 31, 2013 for the nonqualified defined benefit retirement plan consists of (in thousands):

	June 30, 2014	December 31, 2013
Net actuarial loss	$70	70
Past service cost	6	10
	$76	80

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Stock Based Compensation

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

Options granted to date vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at June 30, 2014 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	23,494	$9.00	4.6	23,494	$9.00	4.6
$11.00 - $12.99	63,354	12.05	6.0	42,249	12.02	5.7
$17.00 - $18.99	12,962	18.41	2.1	12,962	18.41	2.1
	99,810	12.16	5.2	78,705	12.17	4.8

The following table summarizes stock option activity for the periods indicated:

	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	104,966	$12.43	110,586	$12.42
Granted	—	—	—	—
Exercised	—	—	(3,400)	12.66
Expired	(5,156)	17.66	—	—
Outstanding, June 30	99,810	12.16	107,186	12.41
Exercisable, June 30	78,705	12.17	70,119	12.83

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at June 30, 2014 that were "in the money" (market price greater than exercise price) was $429,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $343,000.  The aggregate intrinsic value for options outstanding at June 30, 2013 that were in the money was $1,066,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $668,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's stock.

Total expense related to options included in salaries and employee benefits in the consolidated statements of income for the three and six months ended June 30, 2014 was $6,000 and $13,000, respectively, and $10,000 and $19,000 for the three and six months ended June 30, 2013, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,611	2,348	3,934	4,076
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,293,382	7,627,900	9,290,905	7,570,817
Add dilutive effect of:
Stock options	18,349	23,889	20,099	19,125
Stock warrants	90,612	107,649	96,960	96,948
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,402,343	7,759,438	9,407,964	7,686,890
Earnings per common share:
Basic	$0.28	0.31	0.42	0.54
Diluted	0.28	0.30	0.42	0.53

Options to purchase 18,118 and 18,046 shares of common stock at a weighted average price of $18.19 and $18.19 per share were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

Note 14 - Fair Value Measurements

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
(Unaudited)
(Continued)
Note 14 - Fair Value Measurements (continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 14 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$60,721	60,721	—	—
U.S. Agency notes	117,322	—	117,322	—
U.S. Agency mortgage-backed securities	42,150	—	42,150	—
Certificates of deposit with other banks	3,093	—	3,093	—
Municipal securities:
Non-taxable	84,737	—	84,737	—
Taxable	15,457	—	15,457	—
Mutual funds	2,419	1,419	1,000	—
Trust preferred securities	49	49	—	—
Equity securities	1,792	1,792	—	—
Total recurring fair value measurements	$327,740	63,981	263,759	—
Nonrecurring fair value measurements:
Impaired loans	$5,323	—	478	4,845
Other real estate owned and repossessed assets	1,906	—	1,906	—
Total nonrecurring fair value measurements	$7,229	—	2,384	4,845

December 31, 2013
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$12,894	12,894	—	—
U.S. Agency notes	106,675	—	106,675	—
U.S. Agency mortgage-backed securities	40,309	—	40,309	—
Certificates of deposit with other banks	1,501	—	1,501	—
Municipal securities:
Non-taxable	75,333	—	75,333	—
Taxable	17,309	—	17,309	—
Mutual funds	2,380	1,380	1,000	—
Trust preferred securities	147	147	—	—
Equity securities	1,693	1,693	—	—
Total recurring fair value measurements	$258,241	16,114	242,127	—
Nonrecurring fair value measurements:
Impaired loans	$8,530	—	773	7,757
Other real estate owned and repossessed assets	1,463	—	1,463	—
Total nonrecurring fair value measurements	$9,993	—	2,236	7,757

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 14 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
FINANCIAL ASSETS:
Cash and cash equivalents	$18,881	18,881	18,881	—	—
Investment securities:
Available-for-sale	327,740	327,740	63,981	263,759	—
Held-to-maturity	23,843	23,748	—	—	23,748
Federal Reserve Bank stock	2,346	2,346	2,346	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	688,325	692,982	—	478	692,504

FINANCIAL LIABILITIES:
Deposits	986,824	989,291	757,890	231,401	—
Short-term borrowings	23,523	23,523	23,523	—	—
Long-term debt	11,506	12,162	—	12,162	—

December 31, 2013
FINANCIAL ASSETS:
Cash and cash equivalents	$14,688	14,688	14,688	—	—
Investment securities:
Available-for-sale	258,241	258,241	16,114	242,127	—
Held-to-maturity	16,323	16,196	—	—	16,196
Federal Reserve Bank stock	1,603	1,603	1,603	—	—
Federal Home Loan Bank stock	2,854	2,854	2,854	—	—
Loans, net	570,766	573,163	—	773	572,390

FINANCIAL LIABILITIES:
Deposits	785,761	788,096	599,838	188,258	—
Short-term borrowings	8,655	8,655	8,655	—	—
Long-term debt	12,102	12,842	—	12,842	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 14 - Fair Value Measurements (continued)

The fair value of off-balance-sheet financial instruments at June 30, 2014 and December 31, 2013 was not material.

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
(Unaudited)
(Continued)

Note 15 – Recent Accounting Pronouncements

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

ASU No. 2014-01, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2114-01 was issued in January 2014 and provides guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. Entities are permitted to make an accounting policy election to account for such investments using the proportional amortization method, as defined, if certain enumerated conditions are met. Under the proportional amortization method, an investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Investments not accounted for using the proportional amortization method should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 is effective for public companies for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and is to be applied retrospectively to all periods presented. LCNB currently does not have any investments in qualified affordable housing projects and adoption of ASU No. 2014-01 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-04 was issued in January 2014 and clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the update requires interim and annual disclosure of both the amount of foreclosed residential real estate properties held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. ASU No. 2014-04 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Adoption of ASU No. 2014-04 is not expected to have a material impact on LCNB's results of operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 15 – Recent Accounting Pronouncements (continued)

ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"
ASU No. 2014-08 was issued in April 2014 and changes the criteria for reporting discontinued operations and provides for expanded disclosures in this area. The new guidance provides that only disposals representing a strategic shift in operations should be presented as discontinued operations and that theses strategic shifts should have a major effect on an organization's operations and financial results. ASU No. 2014-08 is effective in the first quarter of 2015 for public companies with calendar year-ends.

ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)"
ASU No. 2014-09 was issued in May 2014 and and supercedes most current revenue recognition guidance for contracts to transfer goods or services or other nonfinancial assets. Lease contracts, insurance contracts, and most financial instruments are not included in the scope of this update. ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Additional disclosures providing information about contracts with customers are required. ASU No. 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Transitional guidance is included in the update; early adoption is not permitted. Since LCNB's products are substantially financial in nature, adoption of ASU No. 2014-09 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures"
ASU No. 2014-11 was issued in June 2014 and requires two accounting changes:

•	the accounting for repurchase-to-maturity transactions is changed to secured borrowing accounting, and

•
for repurchase financing arrangements, separate accounting is required for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which results in secured borrowing accounting.

Additional disclosures are required. ASU No. 2014-11 is effective for public business entities for the first interim or annual period beginning after December 15, 2014. Changes in accounting for transactions outstanding on the effective date are to be recorded as a cumulative -effect adjustment to retained earnings as of the beginning of the period of adoption. Since LCNB already accounts for repurchase agreements as borrowings, this update is not expected to have a material impact on LCNB's results of operation or financial position.

ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force"
ASU No. 2014-12 was issued in June 2014 and requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and that current guidance for awards with performance conditions be followed. ASU No. 2014-12 is effective for all entities for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. Entities may apply the amendments in the update either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. None of LCNB's currently outstanding stock option grants contain the performance targets described in this update and adoption of ASU No. 2014-11 is not expected to have a material impact on its results of operations or financial position.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accounting for Intangibles.  LCNB’s intangible assets at June 30, 2014 are composed primarily of goodwill and core deposit intangibles related to the acquisitions of Sycamore during the fourth quarter 2007, First Capital during the first quarter 2013, and ENB during the first quarter 2014. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the merger with ENB.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible for Sycamore was amortized on a straight line basis over six years.  The core deposit intangible for First Capital is being amortized on a straight line basis over nine years and the core deposit intangible for ENB is being amortized on a straight line basis over eight years. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations
Net income for the three and six months ended June 30, 2014 was $2,611,000 (total basic and diluted earnings per common share of $0.28) and $3,934,000 (total basic and diluted earnings per common share of $0.42), respectively.  This compares to net income of $2,348,000 (total basic and diluted earnings per common share of $0.31 and $0.30, respectively) and $4,076,000 (total basic and diluted earnings per common share of $0.54 and $0.53, respectively) for the same three and six-month periods in 2013.  Results for 2013 and 2014 were significantly affected by the completion of a mergers with First Capital Bancshares, Inc. and its subsidiary, Citizens National Bank of Chillicothe, on January 11, 2013 and Eaton National Bank & Trust Co. ("ENB") on January 24, 2014. In addition, 1,642,857 shares of new voting common stock were issued during the fourth quarter 2013.

Net interest income for the three and six months ended June 30, 2014 increased $1,646,000 and $3,031,000, respectively, from the comparative periods in 2013 due primarily to the increased volume of average interest earning assets provided from the merger with ENB and by an increase in the net interest margin.

The provision for loan losses for the three and six months ended June 30, 2014 was $213,000 and $145,000 greater than the comparable periods in 2013.  Net loan charge-offs for the first six months of 2014 and 2013 totaled $530,000 and $202,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $6,373,000 or 0.92% of total loans at June 30, 2014, compared to $3,211,000 or 0.56% of total loans at December 31, 2013.  The increase was predominately due to acquired impaired loans that were classified as non-accrual during the second quarter 2014. Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets increased from $1,463,000 at December 31, 2013 to $1,906,000 at June 30, 2014 primarily due to foreclosures and property obtained through the merger with ENB, partially offset by property sales.

Non-interest income for the three-month period in 2014 was $123,000 greater than the comparable period in 2013 and $307,000 less for the six-month period. The three-month period was greater primarily due to increases in trust income and service charges and fees on deposit accounts, partially offset by a decrease in gains from sales of investment securities and mortgage loans. For the six-month period, increases in trust income and service charges and fees on deposit accounts were more than offset by decreased gains from sales of investment securities and mortgage loans. The increases in service charges and fees were primarily due to a greater number of deposit accounts resulting from the merger. The increase in trust income was due to growth in the fair value of trust assets serviced and to fee adjustments. The decreases in gains from sales of investment securities and mortgage loans were due to lower sales volumes during the 2014 period.

Non-interest expense for the three and six months ended June 30, 2014 was $1,276,000 and $2,857,000 greater than the comparable periods in 2013. Salaries and employee benefits, as well as a variety of other expense items, increased significantly due to the increased number of employees and offices resulting from the merger with ENB. Also contributing to the increase in non-interest expense was an increase in other real estate owned expenses.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended June 30, 2014 vs. 2013
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2014 and 2013, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$685,581	8,144	4.76%	$550,654	6,816	4.96%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing demand deposits	11,767	8	0.27%	8,193	6	0.29%
Federal Reserve Bank stock	2,093	55	10.54%	1,428	38	10.67%
Federal Home Loan Bank stock	3,638	36	3.97%	2,854	30	4.22%
Investment securities:
Taxable	241,181	1,026	1.71%	205,265	860	1.68%
Non-taxable (2)	100,925	995	3.95%	102,630	992	3.88%
Total earnings assets	1,045,185	10,264	3.94%	871,024	8,742	4.03%
Non-earning assets	103,482			86,196
Allowance for loan losses	(3,367)			(3,413)
Total assets	$1,145,300			$953,807

Interest-bearing deposits	$796,290	814	0.41%	$666,348	931	0.56%
Short-term borrowings	13,601	5	0.15%	13,870	4	0.12%
Long-term debt	11,531	101	3.51%	12,905	110	3.42%
Total interest-bearing liabilities	821,422	920	0.45%	693,123	1,045	0.60%
Demand deposits	195,519			159,329
Other liabilities	6,634			6,314
Capital	121,725			95,041
Total liabilities and capital	$1,145,300			$953,807
Net interest rate spread (3)			3.49%			3.43%
Net interest income and net interest margin on a taxable-equivalent basis (4)		9,344	3.59%		7,697	3.54%
Ratio of interest-earning assets to interest-bearing liabilities	127.24%			125.67%

(1)	Includes nonaccrual loans, if any.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2014 as compared to the same period in 2013.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2014 vs. 2013 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,612	(284)	1,328
Federal funds sold	—	—	—
Interest-bearing demand deposits	2	—	2
Federal Reserve Bank stock	17	—	17
Federal Home Loan Bank stock	8	(2)	6
Investment securities:
Taxable	153	13	166
Non-taxable	(17)	20	3
Total interest income	1,775	(253)	1,522
Interest-bearing Liabilities:
Deposits	161	(278)	(117)
Short-term borrowings	—	1	1
Long-term debt	(12)	3	(9)
Total interest expense	149	(274)	(125)
Net interest income	$1,626	21	1,647

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2014 totaled $9,344,000, an increase of $1,647,000 over the comparable period in 2013.  Total interest income increased $1,522,000 and total interest expense decreased $125,000.

The increase in total interest income was primarily due to a $174.2 million increase in average total earning assets, slightly offset by a 9 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to interest-earning assets acquired through the merger with ENB.  The decrease in the average rate earned reflects a general decrease in market rates.

The decrease in total interest expense was primarily due to a 15 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $128.3 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits resulting from the merger with ENB.  The decrease in the average rate paid on interest-bearing liabilities also reflects a general decrease in market rates.

Six Months Ended June 30, 2014 vs. 2013
The following table presents, for the six months ended June 30, 2014 and 2013, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$666,663	15,840	4.79%	$543,625	13,396	4.97%
Federal funds sold	—	—	—%	1,549	1	0.13%
Interest-bearing demand deposits	12,824	16	0.25%	10,665	14	0.26%
Federal Reserve Bank stock	1,849	55	6.00%	1,267	38	6.05%
Federal Home Loan Bank stock	3,504	73	4.20%	2,799	60	4.32%
Investment securities:
Taxable	220,566	1,917	1.75%	197,053	1,694	1.73%
Non-taxable (2)	99,519	1,974	4.00%	97,858	1,936	3.99%
Total earnings assets	1,004,925	19,875	3.99%	854,816	17,139	4.04%
Non-earning assets	106,898			87,614
Allowance for loan losses	(3,369)			(3,381)
Total assets	$1,108,454			$939,049

Interest-bearing deposits	$766,612	1,623	0.43%	$656,205	1,914	0.59%
Short-term borrowings	12,215	8	0.13%	12,753	7	0.11%
Long-term debt	11,675	204	3.52%	13,149	222	3.40%
Total interest-bearing liabilities	790,502	1,835	0.47%	682,107	2,143	0.63%
Demand deposits	190,511			156,193
Other liabilities	6,594			6,556
Capital	120,847			94,193
Total liabilities and capital	$1,108,454			$939,049
Net interest rate spread (3)			3.52%			3.41%
Net interest income and net interest margin on a taxable-equivalent basis (4)		18,040	3.62%		14,996	3.54%
Ratio of interest-earning assets to interest-bearing liabilities	127.12%			125.32%

(1)	Includes nonaccrual loans, if any.

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

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2014 as compared to the same period in 2013.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Six Months Ended June 30, 2014 vs. 2013 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$2,938	(494)	2,444
Federal funds sold	(1)	—	(1)
Interest-bearing demand deposits	3	(1)	2
Federal Reserve Bank stock	17	—	17
Federal Home Loan Bank stock	15	(2)	13
Investment securities:
Taxable	204	19	223
Non-taxable	33	5	38
Total interest income	3,209	(473)	2,736
Interest-bearing Liabilities:
Deposits	288	(579)	(291)
Short-term borrowings	—	1	1
Long-term debt	(26)	8	(18)
Total interest expense	262	(570)	(308)
Net interest income	$2,947	97	3,044

Net interest income on a fully tax-equivalent basis for the six months ended June 30, 2014 totaled $18,040,000, an increase of $3,044,000 over the comparable period in 2013.  Total interest income increased $2,736,000 and total interest expense decreased $308,000.

The increase in total interest income was primarily due to a $150.1 million increase in average total earning assets, partially offset by a 5 basis point decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to interest-earning assets acquired through the merger with ENB.  The decrease in the average rate earned reflects a general decrease in market rates.

The decrease in total interest expense was primarily due to a 16 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $108.4 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits resulting from the merger with ENB.  The decrease in the average rate paid on interest-bearing liabilities reflects a general decrease in market rates.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three and six months ended June 30, 2014 was $255,000 and $336,000, respectively, and $42,000 and $191,000 for the three and six months ended June 30, 2013, respectively.  Net charge-offs for the three and six months ended June 30, 2014 were $232,000 and $530,000, respectively, as compared to $20,000 and $202,000 for the same periods in 2013. Included in net charge-offs for the first half of 2014 were two commercial real estate loan charge-offs totaling $291,000.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

Three Months Ended June 30, 2014 vs. 2013
Total non-interest income for the second quarter 2014 was $123,000 greater than for the second quarter 2013 primarily due to a $119,000 increase in trust income and a $179,000 increase in service charges and fees on deposit accounts, partially offset by a $108,000 decrease in net gains on sales of investment securities and a $66,000 decrease in net gains from sales of mortgage loans. The increase in trust income reflects growth in the fair value of trust assets and fee adjustments that became effective July 1, 2013. The increase in service charges and fees on deposit accounts reflects a greater number of deposit accounts resulting from the merger with ENB. The decreases in gains from sales of investment securities and mortgage loans reflect declines in the volume of investment securities and loans sold.

Six Months Ended June 30, 2014 vs. 2013
Total non-interest income for the first half of 2014 was $307,000 less than the comparable amount for the first half of 2014 primarily due to a $699,000 decrease in net gains from sales of investments securities and a $180,000 decrease in net gains from sales of mortgage loans, partially offset by a $199,000 increase in trust income and a $322,000 increase in service charges and fees on deposit accounts. Trust income and service charges and fees on deposit accounts increased for substantially the same reasons mentioned above. Likewise, net gains from sales of investment securities and mortgage loans decreased for substantially the same reasons mentioned above.

Non-Interest Expense

Three Months Ended June 30, 2014 vs. 2013
Non-interest expense for the second quarter 2014 was $1,276,000 greater than for the second quarter 2013 primarily due to a $714,000 increase in salaries and employee benefits and a $611,000 increase in other non-interest expense.  The increase in salaries and employee benefits reflects the additional staff needed to operate the five offices LCNB acquired as a result of the merger with ENB. Other non-interest expense increased primarily due to increased costs for contracted services, computer maintenance and supplies, other real estate owned, amortization of ENB's core deposit intangible during 2014, and smaller increases in a number of other accounts.

Six Months Ended June 30, 2014 vs. 2013
Non-interest expense for the first half of 2014 was $2,857,000 greater than for the comparable period in 2013 primarily due to a $1,338,000 increase in salaries and employee benefits and a $1,147,000 increase in other non-interest expense.  The increases were for substantially the same reasons mentioned above.

Income Taxes
LCNB's effective tax rates for the six months ended June 30, 2014 and 2013 were 23.4% and 24.8%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition
The carrying values of loans, securities available-for-sale, premises and equipment, and deposits were greatly influenced by the merger with ENB.  See Note 2 - Acquisition to the Financial Statements for a description of the merger and a summary of the fair values of ENB's assets and liabilities added to LCNB's consolidated balance sheet.

Net loans at June 30, 2014 were $117.6 million greater than at December 31, 2013 primarily due to the merger with ENB, which increased LCNB's loan balance by $115.9 million. The remainder of the increase was due to new loan origination.

Available for sale investment securities at June 30, 2014 were $69.5 million greater than at December 31, 2013. Included in the increase were $35.9 in investment securities obtained through the ENB merger. The remainder of the increase was due to $76.3 million of new purchases, partially offset by sales, maturities, and calls of investment securities.

Goodwill at June 30, 2014 was $13.5 greater than at December 31, 2013 due to goodwill recorded on the ENB acquisition.

Total deposits at June 30, 2014 was $201.1 million greater than at December 31, 2013. Included in this increase were $165.3 million in new deposits obtained through the merger with ENB. Most of the remaining increase was due to public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.

Shareholders' equity at June 30, 2014 was $3.7 million greater than at December 31, 2014, but total risk-based capital (see Note 9 - Regulatory Capital) was $14.7 million less. In addition, all capital ratios at March 31, 2014 were less than their respective ratios as December 31, 2013. LCNB issued 1,642,857 shares of stock in November 2013, resulting in net proceeds of $26.9 million and increases in capital and capital ratios at year-end 2013. The net proceeds were substantially used to fund the acquisition of ENB in January 2014, decreasing regulatory capital and capital ratios due to additional assets obtained through the merger.

Liquidity
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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At June 30, 2014, LCNB's liquid assets amounted to $346.6 million or 30.1% of total assets.  This compares to liquid assets totaling $272.9 million or 29.3% of total assets at December 31, 2013.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 82.2% of total deposits at June 30, 2014 were "core" deposits, compared to 83.9% of deposits at December 31, 2013. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, theJune 30, 2014 IRSA indicates that an increase in interest rates would have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$39,098	2,996	8.30%
Up 200	38,089	1,987	5.50%
Up 100	37,090	988	2.74%
Base	36,102	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2014 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE.  The changes in eve for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$120,031	(6,457)	(5.10)%
Up 200	121,473	(5,015)	(3.96)%
Up 100	122,969	(3,519)	(2.78)%
Base	126,488	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2014, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 4, 2014	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

August 4, 2014	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer