Form 10-Q
period 2014-09-30
LCNB CORP
filed 2014-11-06
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of November 3, 2014 was 9,305,413 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Cash and due from banks	$13,388	10,410
Interest-bearing demand deposits	19,665	4,278
Total cash and cash equivalents	33,053	14,688
Investment securities:
Available-for-sale, at fair value	292,853	258,241
Held-to-maturity, at cost	23,504	16,323
Federal Reserve Bank stock, at cost	2,346	1,603
Federal Home Loan Bank stock, at cost	3,638	2,854
Loans, net	682,617	570,766
Premises and equipment, net	20,907	19,897
Goodwill	27,638	14,186
Bank owned life insurance	21,773	21,280
Other assets	15,027	12,500
TOTAL ASSETS	$1,123,356	932,338
LIABILITIES:
Deposits:
Noninterest-bearing	$190,875	164,912
Interest-bearing	765,758	620,849
Total deposits	956,633	785,761
Short-term borrowings	24,954	8,655
Long-term debt	11,432	12,102
Accrued interest and other liabilities	7,158	6,947
TOTAL LIABILITIES	1,000,177	813,465
SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value, authorized 12,000,000 shares, issued 10,058,835 and 10,041,163 shares at September 30, 2014 and December 31, 2013, respectively	67,086	66,785
Retained earnings	67,667	65,475
Treasury shares at cost, 753,627 shares at September 30, 2014 and December 31, 2013	(11,665)	(11,665)
Accumulated other comprehensive income (loss), net of taxes	91	(1,722)
TOTAL SHAREHOLDERS' EQUITY	123,179	118,873
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,123,356	932,338

The accompanying notes to consolidated financial statements are an integral part of these statements.

The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$8,168	6,902	24,008	20,298
Interest on investment securities:
Taxable	984	862	2,901	2,556
Non-taxable	716	654	2,019	1,932
Other investments	38	32	182	145
TOTAL INTEREST INCOME	9,906	8,450	29,110	24,931
INTEREST EXPENSE:
Interest on deposits	800	875	2,423	2,789
Interest on short-term borrowings	10	11	18	18
Interest on long-term debt	101	109	305	331
TOTAL INTEREST EXPENSE	911	995	2,746	3,138
NET INTEREST INCOME	8,995	7,455	26,364	21,793
PROVISION FOR LOAN LOSSES	401	178	737	369
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,594	7,277	25,627	21,424
NON-INTEREST INCOME:
Trust income	688	626	2,071	1,810
Service charges and fees on deposit accounts	1,245	1,062	3,619	3,114
Net gain on sales of securities	97	58	93	753
Bank owned life insurance income	165	168	507	512
Gains from sales of mortgage loans	24	57	92	305
Other operating income	96	76	311	238
TOTAL NON-INTEREST INCOME	2,315	2,047	6,693	6,732
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,022	3,247	11,896	9,783
Equipment expenses	337	318	976	908
Occupancy expense, net	541	505	1,706	1,529
State franchise tax	231	208	714	635
Marketing	212	145	541	446
FDIC insurance premiums	183	128	492	375
Merger-related expenses	4	—	1,366	1,326
Other non-interest expense	1,708	1,612	5,819	4,576
TOTAL NON-INTEREST EXPENSE	7,238	6,163	23,510	19,578
INCOME BEFORE INCOME TAXES	3,671	3,161	8,810	8,578
PROVISION FOR INCOME TAXES	953	804	2,158	2,145
NET INCOME	$2,718	2,357	6,652	6,433
Dividends declared per common share	$0.16	0.16	0.48	0.48
Earnings per common share:
Basic	$0.30	0.31	0.72	0.85
Diluted	0.29	0.30	0.71	0.83
Weighted average common shares outstanding:
Basic	9,299,691	7,636,098	9,293,866	7,592,818
Diluted	9,405,013	7,787,098	9,407,110	7,722,686

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,718	2,357	6,652	6,433
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $(353) and $391 for the three months ended September 30, 2014 and 2013, respectively, and $962 and $(2,452) for the nine months ended September 30, 2014 and 2013, respectively)	(687)	760	1,867	(4,758)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $33 and $20 for the three months ended September 30, 2014 and 2013, respectively, and $32 and $256 for the nine months ended September 30, 2014 and 2013, respectively)	(64)	(38)	(61)	(497)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $3 and $5 for the three months ended September 30, 2014 and 2013, respectively, and $4 and $14 for the nine months ended September 30, 2014 and 2013)	4	8	7	26
TOTAL COMPREHENSIVE INCOME	$1,971	3,087	8,465	1,204

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2012	6,731,900	$27,107	61,843	(11,665)	4,721	82,006
Net income			6,433			6,433
Other comprehensive loss, net of taxes					(5,229)	(5,229)
Dividend Reinvestment and Stock Purchase Plan	13,832	248				248
Exercise of stock options	5,620	70				70
Acquisition of First Capital Bancshares, Inc.	888,811	12,321				12,321
Compensation expense relating to stock options		28				28
Common stock dividends, $0.48 per share			(3,662)			(3,662)
Balance at September 30, 2013	7,640,163	$39,774	64,614	(11,665)	(508)	92,215

Balance at December 31, 2013	9,287,536	$66,785	65,475	(11,665)	(1,722)	118,873
Net income			6,652			6,652
Other comprehensive income, net of taxes					1,813	1,813
Dividend Reinvestment and Stock Purchase Plan	17,672	283				283
Compensation expense relating to stock options		18				18
Common stock dividends, $0.48 per share			(4,460)			(4,460)
Balance at September 30, 2014	9,305,208	$67,086	67,667	(11,665)	91	123,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,652	6,433
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	2,299	1,886
Provision for loan losses	737	369
Increase in cash surrender value of bank owned life insurance	(507)	(512)
Realized gain from sales of securities available-for-sale	(93)	(753)
Realized gain from sales of premises and equipment	(116)	(1)
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	9	(175)
Origination of mortgage loans for sale	(5,024)	(16,831)
Realized gains from sales of mortgage loans	(92)	(305)
Proceeds from sales of mortgage loans	5,066	16,970
Compensation expense related to stock options	18	28
Changes in:
Accrued income receivable	(575)	(802)
Other assets	689	745
Other liabilities	(46)	(239)
TOTAL ADJUSTMENTS	2,365	380
NET CASH FLOWS FROM OPERATING ACTIVITIES	9,017	6,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	55,795	41,888
Proceeds from maturities and calls of investment securities:
Available-for-sale	24,133	15,724
Held-to-maturity	3,345	4,437
Purchases of investment securities:
Available-for-sale	(76,801)	(57,106)
Held-to-maturity	(10,526)	(9,687)
Purchase of Federal Reserve Bank stock	(743)	(497)
Proceeds from redemption of Federal Reserve Bank stock	41	—
Net (increase) decrease in loans	3,152	(13,446)
Proceeds from redemption of bank owned life insurance	3,633	—
Proceeds from sale of other real estate owned and repossessed assets	711	1,062
Additions to other real estate owned	(20)	—
Purchases of premises and equipment	(857)	(614)
Proceeds from sale of premises and equipment	167	1
Net cash acquired from (paid for) acquisition	(9,114)	9,771
NET CASH FLOWS FROM INVESTING ACTIVITIES	(7,084)	(8,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	5,631	206
Net increase (decrease) in short-term borrowings	15,648	9,055
Principal payments on long-term debt	(670)	(3,051)
Proceeds from issuance of common stock	50	32
Proceeds from exercise of stock options	—	70
Cash dividends paid on common stock	(4,227)	(3,446)
NET CASH FLOWS FROM FINANCING ACTIVITIES	16,432	2,866
NET CHANGE IN CASH AND CASH EQUIVALENTS	18,365	1,212
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,688	13,475
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,053	14,687
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,665	3,150
Income taxes paid	2,000	2,715
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	435	133

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

Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2013 Annual Report on Form 10-K filed with the SEC.

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

The amount of goodwill recorded reflects LCNB's entrance into a new market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired.  The goodwill will not be amortizable on LCNB's financial records, but is deductible for tax purposes.  The core deposit intangible is being amortized over eight years using the straight-line method.

Prior to the end of the one-year measurement period for finalizing the purchase allocation, if information becomes available which would indicate adjustments to the purchase price allocation, such adjustments will be included in the purchase price retrospectively.

Direct costs related to the acquisition were expensed as incurred and are recorded as a merger-related expense in the consolidated statements of income.

The results of operations are included in the consolidated statement of income from the date of the merger.  The estimated amount of ENB revenue (net interest income plus non-interest income) and net income, excluding merger and data conversion costs, included in LCNB's consolidated statement of income for the nine months ended September 30, 2014 were as follows (in thousands):

Total revenue	$4,592
Net income	1,936

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

	Nine Months Ended September 30,
	2014	2013
Total revenue	$33,324	35,314
Net income	7,537	8,085
Basic earnings per common share	0.81	0.88
Diluted earnings per common share	0.80	0.86

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
Available-for-Sale:
U.S. Treasury notes	$60,602	105	228	60,479
U.S. Agency notes	87,775	83	1,877	85,981
U.S. Agency mortgage-backed securities	39,533	404	403	39,534
Certificates of deposit	3,077	8	—	3,085
Municipal securities:
Non-taxable	83,198	2,011	358	84,851
Taxable	14,431	372	118	14,685
Mutual funds	2,473	—	24	2,449
Trust preferred securities	50	—	—	50
Equity securities	1,465	314	40	1,739
	$292,604	$3,297	3,048	292,853

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	23,104	66	993	22,177
Taxable	400	—	—	400
	$23,504	66	993	22,577

December 31, 2013
Available-for-Sale:
U.S. Treasury notes	$13,184	—	290	12,894
U.S. Agency notes	110,248	141	3,714	106,675
U.S. Agency mortgage-backed securities	40,602	555	848	40,309
Certificates of deposit	1,492	9	—	1,501
Municipal securities:
Non-taxable	74,185	2,116	968	75,333
Taxable	17,020	503	214	17,309
Mutual funds	2,419	—	39	2,380
Trust preferred securities	149	4	6	147
Equity securities	1,429	329	65	1,693
	$260,728	3,657	6,144	258,241

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	15,923	159	285	15,797
Taxable	400	—	1	399
	$16,323	159	286	16,196

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 3 - Investment Securities (continued)

Information concerning available-for-sale investment securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Investment Securities Available-for-Sale:
U.S. Treasury notes	$18,178	44	$8,720	184
U.S. Agency notes	11,770	23	68,434	1,854
U.S. Agency mortgage-backed securities	13,418	38	11,663	365
Municipal securities:
Non-taxable	1,385	38	15,643	320
Taxable	1,499	7	4,291	111
Mutual funds	257	4	1,163	20
Trust preferred securities	—	—	—	—
Equity securities	252	22	214	18
	$46,759	176	$110,128	2,872

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$12,158	993	—	—
Taxable	—	—	—	—
	$12,158	993	$—	—

December 31, 2013
Investment Securities Available-for-Sale:
U.S. Treasury notes	$12,894	290	$—	—
U.S. Agency notes	89,080	2,880	9,636	834
U.S. Agency mortgage-backed securities	17,557	575	5,130	273
Municipal securities:
Non-taxable	15,641	398	10,751	570
Taxable	4,903	202	1,252	12
Mutual funds	1,380	39	—	—
Trust preferred securities	—	—	93	6
Equity securities	300	44	93	21
	$141,755	4,428	$26,955	1,716

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$4,890	285	$—	—
Taxable	399	1	—	—
	$5,289	286	$—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 3 - Investment Securities (continued)

Management has determined that the unrealized losses at September 30, 2014 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at September 30, 2014 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$13,134	13,181	1,861	1,868
Due from one to five years	132,414	132,725	4,092	4,099
Due from five to ten years	94,219	94,027	5,117	4,980
Due after ten years	9,316	9,148	12,434	11,630
	249,083	249,081	23,504	22,577
U.S. Agency mortgage-backed securities	39,533	39,534	—	—
Mutual funds	2,473	2,449	—	—
Trust preferred securities	50	50	—	—
Equity securities	1,465	1,739	—	—
	$292,604	292,853	23,504	22,577

Investment securities with a market value of $191,941,000 and $157,956,000 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proceeds from sales	$29,724	3,883	55,795	41,888
Gross realized gains	169	58	171	759
Gross realized losses	72	—	78	6

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Commercial and industrial	34,997	29,337
Commercial, secured by real estate	371,533	314,252
Residential real estate	248,113	215,587
Consumer	19,305	12,643
Agricultural	9,249	2,472
Other loans, including deposit overdrafts	2,651	91
	685,848	574,382
Deferred net origination costs (fees)	67	(28)
	685,915	574,354
Less allowance for loan losses	3,298	3,588
Loans, net	682,617	570,766

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $207 million and $183 million at September 30, 2014 and December 31, 2013, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

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
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The following table provides details on acquired credit impaired loans obtained through the merger with ENB that are accounted for in accordance with FASB ASC 310-30 (in thousands):

Contractually required principal at acquisition	$23,414
Contractual cash flows not expected to be collected (nonaccretable difference)	(6,088)
Expected cash flows at acquisition	17,326
Interest component of expected cash flows (accretable discount)	(2,163)
Fair value of acquired impaired loans	$15,163

Non-accrual, past-due, and accruing restructured loans as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Non-accrual loans:
Commercial and industrial	—	144
Commercial, secured by real estate	4,476	1,418
Agricultural	68	—
Residential real estate	1,720	1,399
Total non-accrual loans	6,264	2,961
Past-due 90 days or more and still accruing	111	250
Total non-accrual and past-due 90 days or more and still accruing	6,375	3,211
Accruing restructured loans	14,462	15,151
Total	20,837	18,362

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2014
Allowance for loan losses:
Balance, beginning of period	$331	2,068	916	69	8	2	3,394
Provision charged to expenses	75	97	201	5	3	20	401
Losses charged off	(261)	(112)	(106)	(24)	—	(32)	(535)
Recoveries	1	—	1	25	—	11	38
Balance, end of period	$146	2,053	1,012	75	11	1	3,298

Nine Months Ended September 30, 2014
Allowance for loan losses:
Balance, beginning of year	$175	2,520	826	66	—	1	3,588
Provision charged to expenses	221	16	440	19	11	30	737
Losses charged off	(261)	(483)	(281)	(85)	—	(65)	(1,175)
Recoveries	11	—	27	75	—	35	148
Balance, end of period	$146	2,053	1,012	75	11	1	3,298

Three Months Ended September 30, 2013
Allowance for loan losses:
Balance, beginning of period	$169	2,373	804	78	—	2	3,426
Provision charged to expenses	(9)	7	150	20	—	10	178
Losses charged off	(1)	—	(169)	(63)	—	(23)	(256)
Recoveries	4	15	8	37	—	11	75
Balance, end of period	$163	2,395	793	72	—	—	3,423

Nine Months Ended September 30, 2013
Allowance for loan losses:
Balance, beginning of year	$320	2,296	712	108	—	1	3,437
Provision charged to expenses	(41)	107	268	14	—	21	369
Losses charged off	(120)	(34)	(208)	(148)	—	(56)	(566)
Recoveries	4	26	21	98	—	34	183
Balance, end of period	$163	2,395	793	72	—	—	3,423

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
September 30, 2014
Allowance for loan losses:
Individually evaluated for impairment	$12	430	283	—	—	—	725
Collectively evaluated for impairment	134	1,535	729	75	11	1	2,485
Acquired credit impaired loans	—	88	—	—	—	—	88
Balance, end of period	$146	2,053	1,012	75	11	1	3,298

Loans:
Individually evaluated for impairment	$408	13,316	2,042	18	—	—	15,784
Collectively evaluated for impairment	32,858	344,134	242,897	19,265	9,132	2,103	650,389
Acquired credit impaired loans	1,698	13,729	3,549	101	117	548	19,742
Balance, end of period	$34,964	371,179	248,488	19,384	9,249	2,651	685,915

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$2	760	270	—	—	—	1,032
Collectively evaluated for impairment	173	1,760	556	66	—	1	2,556
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$175	2,520	826	66	—	1	3,588

Loans:
Individually evaluated for impairment	$165	14,522	2,132	27	—	—	16,846
Collectively evaluated for impairment	28,809	295,028	212,378	12,703	2,472	91	551,481
Acquired credit impaired loans	332	4,363	1,332	—	—	—	6,027
Balance, end of period	$29,306	313,913	215,842	12,730	2,472	91	574,354

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The risk characteristics of LCNB's material loan portfolio segments are as follows:

Commercial and Industrial Loans. LCNB’s commercial and industrial loan portfolio consists of loans for various purposes, including loans to fund working capital requirements (such as inventory and receivables financing) and purchases of machinery and equipment.  LCNB offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans, and lines of credit.  Most commercial and industrial loans have a variable rate, with adjustments occurring monthly, annually, every three years, or every five years.  Adjustments are generally based on a publicly available index rate plus a margin.  The margin varies based on the terms and collateral securing the loan.  Commercial and industrial loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. Commercial and industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business.  Collateral, when obtained, may include liens on furniture, fixtures, equipment, inventory, receivables, or other assets.  As a result, such loans involve complexities, variables, and risks that require thorough underwriting and more robust servicing than other types of loans.

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

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one to two-family residential property.  Home equity lines of credit and mortgage loans secured by owner-occupied agricultural property are included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable rate mortgage loans.  Adjustable rate loans are available with adjustment periods ranging between one to ten years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  Home equity lines of credit have a variable rate based on the Wall Street Journal prime rate plus a margin.

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

A breakdown of the loan portfolio by credit quality indicators at September 30, 2014 and December 31, 2013 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2014
Commercial & industrial	$33,821	—	1,143	—	34,964
Commercial, secured by real estate	342,558	5,256	23,365	—	371,179
Residential real estate	239,646	937	7,905	—	248,488
Consumer	19,222	—	162	—	19,384
Agricultural	9,132	—	117	—	9,249
Other	2,103	—	548	—	2,651
Total	$646,482	6,193	33,240	—	685,915

December 31, 2013
Commercial & industrial	$27,563	44	1,699	—	29,306
Commercial, secured by real estate	295,189	3,967	14,757	—	313,913
Residential real estate	208,881	1,136	5,825	—	215,842
Consumer	12,681	—	49	—	12,730
Agricultural	2,472	—	—	—	2,472
Other	91	—	—	—	91
Total	$546,877	5,147	22,330	—	574,354

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

A loan portfolio aging analysis at September 30, 2014 and December 31, 2013 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
September 30, 2014
Commercial & industrial	$22	—	—	22	34,942	34,964	—
Commercial, secured by real estate	738	573	3,126	4,437	366,742	371,179	70
Residential real estate	1,727	629	1,322	3,678	244,810	248,488	—
Consumer	102	12	41	155	19,229	19,384	41
Agricultural	—	—	—	—	9,249	9,249	—
Other	68	—	—	68	2,583	2,651	—
Total	$2,657	1,214	4,489	8,360	677,555	685,915	111

December 31, 2013
Commercial & industrial	$277	—	144	421	28,885	29,306	—
Commercial, secured by real estate	951	582	1,174	2,707	311,206	313,913	—
Residential real estate	1,131	299	1,604	3,034	212,808	215,842	236
Consumer	38	35	13	86	12,644	12,730	14
Agricultural	—	—	—	—	2,472	2,472	—
Other	91	—	—	91	—	91	—
Total	$2,488	916	2,935	6,339	568,015	574,354	250

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

Impaired loans, including acquired credit impaired loans, at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2014
With no related allowance recorded:
Commercial & industrial	$1,716	2,942	—
Commercial, secured by real estate	22,808	28,315	—
Residential real estate	4,114	5,726	—
Consumer	101	168	—
Agricultural	117	634	—
Other	548	774	—
Total	$29,404	38,559	—

With an allowance recorded:
Commercial & industrial	$390	395	11
Commercial, secured by real estate	4,237	4,691	518
Residential real estate	1,427	1,592	283
Consumer	18	18	1
Total	$6,072	6,696	813

Total:
Commercial & industrial	$2,106	3,337	11
Commercial, secured by real estate	27,045	33,006	518
Residential real estate	5,541	7,318	283
Consumer	119	186	1
Agricultural	117	634	—
Other	548	774	—
Total	$35,476	45,255	813

December 31, 2013
With no related allowance recorded:
Commercial & industrial	$332	531	—
Commercial, secured by real estate	10,883	12,317	—
Residential real estate	2,096	2,967	—
Consumer	—	—	—
Total	$13,311	15,815	—

With an allowance recorded:
Commercial & industrial	$165	270	2
Commercial, secured by real estate	7,725	7,725	760
Residential real estate	1,645	1,663	270
Consumer	27	27	—
Total	$9,562	9,685	1,032

Total:
Commercial & industrial	$497	801	2
Commercial, secured by real estate	18,608	20,042	760
Residential real estate	3,741	4,630	270
Consumer	27	27	—
Total	$22,873	25,500	1,032

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$2,053	38	349	6
Commercial, secured by real estate	22,768	310	7,733	280
Residential real estate	4,328	98	2,158	49
Consumer	158	2	—	—
Agricultural	116	7	—	—
Other	543	10	—	—
Total	$29,966	465	10,240	335

With an allowance recorded:
Commercial & industrial	$393	6	166	—
Commercial, secured by real estate	4,298	46	11,249	95
Residential real estate	1,341	9	1,226	6
Consumer	18	—	34	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$6,050	61	12,675	102

Total:
Commercial & industrial	$2,446	44	515	6
Commercial, secured by real estate	27,066	356	18,982	375
Residential real estate	5,669	107	3,384	55
Consumer	176	2	34	1
Agricultural	116	7	—	—
Other	543	10	—	—
Total	$36,016	526	22,915	437

Nine Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$2,085	76	793	30
Commercial, secured by real estate	23,549	698	8,126	519
Residential real estate	4,620	179	2,261	133
Consumer	196	8	1	—
Agricultural	126	9	16	7
Other	560	17	—	—
Total	$31,136	987	11,197	689

With an allowance recorded:
Commercial & industrial	$274	17	193	1
Commercial, secured by real estate	4,209	97	10,920	278
Residential real estate	1,176	39	1,201	23
Consumer	18	1	21	2
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$5,677	154	12,335	304

Total:
Commercial & industrial	$2,359	93	986	31
Commercial, secured by real estate	27,758	795	19,046	797
Residential real estate	5,796	218	3,462	156
Consumer	214	9	22	2
Agricultural	126	9	16	7
Other	560	17	—	—
Total	$36,813	1,141	23,532	993

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 4 – Loans (continued)

Loan modifications that were classified as troubled debt restructurings during the three and nine months ended September 30, 2014 and 2013 are as follows (dollars in thousands):

	2014			2013
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended September 30,
Commercial & industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	1	79	79	1	702	702
Residential real estate	1	5	5	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$84	84	1	$702	702

Nine Months Ended September 30,
Commercial & industrial	7	$638	638	1	$22	22
Commercial, secured by real estate	2	897	897	1	702	702
Residential real estate	2	83	83	2	335	335
Consumer	1	2	2	2	27	27
Total	12	$1,620	1,620	6	$1,086	1,086

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

A restructured automobile loan with a balance of $13,000 was charged off during the first quarter 2013, which was within twelve months of the loan's modification date.  There were no other troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the nine months ended September 30, 2014 and 2013.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 - Acquired Credit Impaired Loans

The following table provides the major classifications of loans acquired during 2014 and 2013 that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	September 30, 2014	December 31, 2013
Commercial & industrial	$1,698	332
Commercial, secured by real estate	13,729	4,363
Residential real estate	3,549	1,332
Consumer	101	—
Agricultural	117	—
Other loans, including deposit overdrafts	548	—
	19,742	6,027
Less allowance for loan losses	88	—
Loans, net	19,654	6,027

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	September 30, 2014	December 31, 2013
Outstanding balance	$29,055	8,220
Carrying amount	19,742	6,027

Activity during 2014 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

Accretable discount at December 31, 2013	$1,107
Accretable discount acquired during period	2,163
Reclass from nonaccretable discount to accretable discount	140
Less disposals	(99)
Less accretion	(413)
Accretable discount at September 30, 2014	$2,898

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in "other assets" in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of year	$1,463	2,189
Additions	455	126
Additions due to merger	262	127
Reductions due to sales	(697)	(843)
Reductions due to valuation write downs	(23)	(38)
Balance, end of period	$1,460	1,561

Other real estate owned at September 30, 2014 and December 31, 2013 consisted of (dollars in thousands):

	September 30, 2014	December 31, 2013
Commercial real estate	$1,316	$1,415
Residential real estate	144	48
	$1,460	$1,463

Note 7 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(6.5)%	(6.8)%	(7.5)%	(7.4)%
Tax exempt income on bank owned life insurance	(1.5)%	(1.8)%	(2.0)%	(2.0)%
Other, net	—%	—%	—%	0.4%
Effective tax rate	26.0%	25.4%	24.5%	25.0%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 8 – Commitments and Contingent Liabilities (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Commitments to extend credit:
Commercial loans	$9,328	9,316
Other loans
Fixed rate	3,083	852
Adjustable rate	3,191	1,653
Unused lines of credit:
Fixed rate	6,958	3,404
Adjustable rate	69,841	60,236
Unused overdraft protection amounts on demand and NOW accounts	10,249	9,494
Standby letters of credit	453	365
	$103,103	85,320

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

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, residential realty, income-producing commercial property, and property, plant, and equipment.

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2014 totaled approximately $120,000.

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

Note 9 – Regulatory Capital

The Bank and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and standby letters of credit.  The leverage ratio supplements the risk-based capital guidelines.

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

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Regulatory Capital:
Shareholders' equity	$123,179	118,873
Goodwill and other intangibles	(32,039)	(16,532)
Accumulated other comprehensive (income) loss	(91)	1,722
Tier 1 risk-based capital	91,049	104,063
Eligible allowance for loan losses	3,298	3,588
Total risk-based capital	$94,347	107,651
Capital ratios:
Tier 1 capital to risk-weighted assets	13.77%	18.03%
Total capital to risk-weighted assets	14.27%	18.65%
Leverage	8.22%	11.10%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
September 30, 2014
Balance at beginning of period	$(1,641)	(81)	(1,722)
Before reclassifications	1,867	7	1,874
Reclassifications	(61)	—	(61)
Balance at end of period	$165	(74)	91

September 30, 2013
Balance at beginning of period	$4,875	(154)	4,721
Before reclassifications	(4,758)	26	(4,732)
Reclassifications	(497)	—	(497)
Balance at end of period	$(380)	(128)	(508)

Reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2014 and 2013 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2014	2013	2014	2013
Realized gain on sale of securities	$97	58	93	753	Net gain on sale of securities
Less provision for income taxes	33	20	32	256	Provision for income taxes
Reclassification adjustment, net of taxes	$64	38	61	497

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans

LCNB participates in a noncontributory defined benefit multi-employer retirement plan that covers substantially all regular full-time employees hired before January 1, 2009.

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and nine-month periods ended September 30, 2014 and 2013 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Qualified noncontributory defined benefit retirement plan	$309	31	725	93
401(k) plan	81	75	242	229

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$17	18	51	54
Interest cost	15	12	45	35
Amortization of unrecognized net loss	—	6	—	18
Amortization of unrecognized prior service cost	4	7	12	21
Net periodic pension cost	$36	43	108	128

Amounts recognized in accumulated other comprehensive income, net of tax, at September 30, 2014 and December 31, 2013 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30, 2014	December 31, 2013
Net actuarial loss	$70	70
Past service cost	3	10
	$73	80

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Stock Based Compensation

LCNB established an Ownership Incentive Plan (the "Plan") during 2002 that allowed for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards were made in the form of stock options, share awards, and/or appreciation rights.  The Plan provided for the issuance of up to 200,000 shares. The plan expired on April 16, 2012. Any outstanding unexercised options, however, continue to be exercisable in accordance with their terms.

Options granted to date vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at September 30, 2014 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	23,494	$9.00	4.3	23,494	$9.00	4.3
$11.00 - $12.99	63,354	12.05	5.8	42,249	12.02	5.4
$17.00 - $18.99	12,962	18.41	1.8	12,962	18.41	1.8
	99,810	12.16	4.9	78,705	12.17	4.5

The following table summarizes stock option activity for the periods indicated:

	2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	104,966	$12.43	110,586	$12.42
Granted	—	—	—	—
Exercised	—	—	(5,620)	12.32
Expired	(5,156)	17.66	—	—
Outstanding, September 30	99,810	12.16	104,966	12.43
Exercisable, September 30	78,705	12.17	67,899	12.86

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at September 30, 2014 that were "in the money" (market price greater than exercise price) was $330,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $268,000.  The aggregate intrinsic value for options outstanding at September 30, 2013 that were in the money was $708,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $428,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's stock.

Total expenses related to options included in salaries and employee benefits in the consolidated statements of income for the three and nine months ended September 30, 2014 was $5,000 and $18,000, respectively, and $9,000 and $28,000 for the three and nine months ended September 30, 2013, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,718	2,357	6,652	6,433
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,299,691	7,636,098	9,293,866	7,592,818
Add dilutive effect of:
Stock options	17,775	29,601	19,331	23,262
Stock warrants	87,547	121,399	93,913	106,606
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,405,013	7,787,098	9,407,110	7,722,686
Earnings per common share:
Basic	$0.30	0.31	0.72	0.85
Diluted	0.29	0.30	0.71	0.83

Options to purchase 18,118 and 6,400 shares of common stock at a weighted average price of $18.19 and $18.95 per share were outstanding at September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

Note 14 - Fair Value Measurements

LCNB measures certain assets at fair value using various valuation techniques and assumptions, depending on the nature of the asset.  Fair value is defined as the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date.

The inputs to the valuation techniques used to measure fair value are assigned to one of three broad levels:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 14 - Fair Value Measurements (continued)

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury notes are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, LCNB has invested in trust preferred securities, equity securities, and four mutual funds that are not priced by the pricing service. Market quotations (level1) are used to determine fair values for the trust preferred securities and equity securities. Investments in mutual funds that are publicly traded in active markets and that publish daily net asset values are considered to have level 1 inputs.  An investment in a mutual fund that is not traded in an active market is considered to have level 2 inputs because an investor can have its interest in the fund redeemed for the balance of its capital account at any quarter-end assuming the fund is given a 60 day notice.  The investment in this fund is carried at fair value, which approximates cost.

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

Other real estate owned is adjusted to fair value upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  These inputs are also considered to be level 3.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 14 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$60,479	60,479	—	—
U.S. Agency notes	85,981	—	85,981	—
U.S. Agency mortgage-backed securities	39,534	—	39,534	—
Certificates of deposit with other banks	3,085	—	3,085	—
Municipal securities:
Non-taxable	84,851	—	84,851	—
Taxable	14,685	—	14,685	—
Mutual funds	2,449	1,449	1,000	—
Trust preferred securities	50	50	—	—
Equity securities	1,739	1,739	—	—
Total recurring fair value measurements	$292,853	63,717	229,136	—
Nonrecurring fair value measurements:
Impaired loans	$5,260	—	—	5,260
Other real estate owned and repossessed assets	1,460	—	—	1,460
Total nonrecurring fair value measurements	$6,720	—	—	6,720

December 31, 2013
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$12,894	12,894	—	—
U.S. Agency notes	106,675	—	106,675	—
U.S. Agency mortgage-backed securities	40,309	—	40,309	—
Certificates of deposit with other banks	1,501	—	1,501	—
Municipal securities:
Non-taxable	75,333	—	75,333	—
Taxable	17,309	—	17,309	—
Mutual funds	2,380	1,380	1,000	—
Trust preferred securities	147	147	—	—
Equity securities	1,693	1,693	—	—
Total recurring fair value measurements	$258,241	16,114	242,127	—
Nonrecurring fair value measurements:
Impaired loans	$8,530	—	773	7,757
Other real estate owned and repossessed assets	1,463	—	1,463	—
Total nonrecurring fair value measurements	$9,993	—	2,236	7,757

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 14 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2014 and December 31, 2013 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
September 30, 2014:
Impaired loans	$5,260	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	10.50%	4.00%	5.39%
Other real estate owned	1,460	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2013:
Impaired loans	$7,757	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 14 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
FINANCIAL ASSETS:
Cash and cash equivalents	$33,053	33,053	33,053	—	—
Investment securities, held-to-maturity	23,504	22,578	—	—	22,578
Federal Reserve Bank stock	2,346	2,346	2,346	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	682,617	687,415	—	—	687,415

FINANCIAL LIABILITIES:
Deposits	956,633	958,616	735,018	223,598	—
Short-term borrowings	24,954	24,954	24,954	—	—
Long-term debt	11,432	12,017	—	12,017	—

December 31, 2013
FINANCIAL ASSETS:
Cash and cash equivalents	$14,688	14,688	14,688	—	—
Investment securities, held-to-maturity	16,323	16,196	—	—	16,196
Federal Reserve Bank stock	1,603	1,603	1,603	—	—
Federal Home Loan Bank stock	2,854	2,854	2,854	—	—
Loans, net	570,766	573,163	—	773	572,390

FINANCIAL LIABILITIES:
Deposits	785,761	788,096	599,838	188,258	—
Short-term borrowings	8,655	8,655	8,655	—	—
Long-term debt	12,102	12,842	—	12,842	—

The fair value of off-balance-sheet financial instruments at September 30, 2014 and December 31, 2013 was not material.

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

ASU No. 2014-01, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-01 was issued in January 2014 and provides guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. Entities are permitted to make an accounting policy election to account for such investments using the proportional amortization method, as defined, if certain enumerated conditions are met. Under the proportional amortization method, an investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Investments not accounted for using the proportional amortization method should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 is effective for public companies for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and is to be applied retrospectively to all periods presented. LCNB currently does not have any investments in qualified affordable housing projects and adoption of ASU No. 2014-01 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-04 was issued in January 2014 and clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the update requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. ASU No. 2014-04 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Adoption of ASU No. 2014-04 is not expected to have a material impact on LCNB's results of operations or financial position.

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

Additional disclosures are required. ASU No. 2014-11 is effective for public business entities for the first interim or annual period beginning after December 15, 2014. Changes in accounting for transactions outstanding on the effective date are to be recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Since LCNB already accounts for repurchase agreements as borrowings, this update is not expected to have a material impact on LCNB's results of operation or financial position.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)
Note 15 – Recent Accounting Pronouncements (continued)

ASU No. 2014-13, "Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-13 was issued in August 2014 and applies to entities that are required to (1) consolidate a collateralized financing entity ("CFE") under the guidance for Variable Interest Entities, (2) measure all of the financial assets and financial liabilities of the CFE at fair value, and (3) reflect the changes in fair value in earnings. Under ASU 2014-13, entities that meet these criteria can elect to measure both the financial assets and the financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities, thereby eliminating the difference between the fair value of financial assets and financial liabilities. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated CFE should be measured in accordance with ASC 820, Fair Value Measurement, and differences between the fair value of the financial assets and the financial liabilities of the consolidated CFE should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The provisions of ASU 2014-13 are effective for public business entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. LCNB currently does not have any CFE investments and adoption of ASU No. 2014-13 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-14 was issued in August 2014 and affects creditors with government-guaranteed residential mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. ASU No. 2014-14 requires that a residential mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions described in the update are met. The amendments in ASU No. 2014-14 are in effect for public business entities for annual periods, and interim periods within such periods, starting after December 15, 2014. LCNB currently does not hold any government-guaranteed residential mortgage loans and adoption of ASU No. 2014-14 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern"
ASU No. 2014-15 was issued in August 2014 and requires management to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued (or are available to be issued, where applicable). Certain disclosures, as described in the update, are required if management identifies substantial doubt about the entity's ability to continue as a going concern. ASU No. 2014-15 will take effect in the annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. Adoption of ASU No. 2014-15 is not expected to have a material impact on LCNB's results of operations or financial position.

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

Critical Accounting Policies

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  The allowance is an amount that management believes will be adequate to absorb inherent losses in the loan portfolio, based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accounting for Intangibles.  LCNB’s intangible assets at September 30, 2014 are composed primarily of goodwill and core deposit intangibles related to the acquisitions of Sycamore during the fourth quarter 2007, First Capital during the first quarter 2013, and ENB during the first quarter 2014. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the merger with ENB.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible for Sycamore was amortized on a straight line basis over six years.  The core deposit intangible for First Capital is being amortized on a straight line basis over nine years and the core deposit intangible for ENB is being amortized on a straight line basis over eight years. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations
Net income for the three months ended September 30, 2014 was $2,718,000 (total basic and diluted earnings per share of $0.30 and $0.29, respectively) and $6,652,000 (total basic and diluted earnings per common share of $0.72 and $0.71, respectively) for the nine months ended September 30, 2014.  This compares to net income of $2,357,000 (total basic and diluted earnings per common share of $0.31 and $0.30, respectively) and $6,433,000 (total basic and diluted earnings per common share of $0.85 and $0.83, respectively) for the same three and nine-month periods in 2013.  Results for 2013 and 2014 were significantly affected by the completion of mergers with First Capital Bancshares, Inc. and its subsidiary, Citizens National Bank of Chillicothe, on January 11, 2013 and Eaton National Bank & Trust Co. ("ENB") on January 24, 2014. In addition, 1,642,857 shares of new voting common stock were issued during the fourth quarter 2013.

Net interest income for the three and nine months ended September 30, 2014 increased $1,540,000 and $4,571,000, respectively, from the comparative periods in 2013 due primarily to the increased volume of average interest earning assets provided from the merger with ENB and by an increase in the net interest margin.

The provision for loan losses for the three and nine months ended September 30, 2014 was $223,000 and $368,000 greater than the comparable periods in 2013.  Net loan charge-offs for the first nine months of 2014 and 2013 totaled $1,027,000 and $383,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $6,375,000 or 0.93% of total loans at September 30, 2014, compared to $3,211,000 or 0.56% of total loans at December 31, 2013.  The increase was predominately due to acquired impaired loans that were classified as non-accrual at September 30, 2014. Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed) and other repossessed assets totaled $1,460,000 and $1,463,000 at September 30, 2014 and December 31, 2013, respectively.

Non-interest income for the three-month period in 2014 was $268,000 greater than the comparable period in 2013 and $39,000 less for the nine-month period. The three-month period was greater primarily due to increases in trust income and service charges and fees on deposit accounts. For the nine-month period, increases in trust income and service charges and fees on deposit accounts were more than offset by decreased gains from sales of investment securities and mortgage loans. The increases in service charges and fees were primarily due to a greater number of deposit accounts resulting from the merger. The increase in trust income was due to growth in the fair value of trust assets serviced and to fee adjustments. The decreases in gains from sales of investment securities and mortgage loans were due to lower sales volumes during the 2014 period.

Non-interest expense for the three and nine months ended September 30, 2014 was $1,075,000 and $3,932,000 greater than the comparable periods in 2013. Salaries and employee benefits, as well as a variety of other expense items, increased significantly due to the increased number of employees and offices resulting from the merger with ENB. Also contributing to the increase in non-interest expense were increases in other real estate owned expenses, contracted services, amortization of ENB's core deposit intangible, and marketing costs.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2014 vs. 2013
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2014 and 2013, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$688,972	8,168	4.70%	$561,345	6,902	4.88%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing demand deposits	3,426	2	0.23%	4,724	2	0.17%
Federal Reserve Bank stock	2,346	—	—%	1,602	—	—%
Federal Home Loan Bank stock	3,638	36	3.93%	2,854	30	4.17%
Investment securities:
Taxable	234,629	984	1.66%	195,711	862	1.75%
Non-taxable (2)	107,856	1,085	3.99%	100,603	991	3.91%
Total earnings assets	1,040,867	10,275	3.92%	866,839	8,787	4.02%
Non-earning assets	103,343			83,069
Allowance for loan losses	(3,288)			(3,412)
Total assets	$1,140,922			$946,496

Interest-bearing deposits	$782,548	800	0.41%	$652,371	875	0.53%
Short-term borrowings	22,547	10	0.18%	24,622	11	0.18%
Long-term debt	11,457	101	3.50%	12,564	109	3.44%
Total interest-bearing liabilities	816,552	911	0.44%	689,557	995	0.57%
Demand deposits	193,561			161,725
Other liabilities	7,002			4,166
Capital	123,807			91,048
Total liabilities and capital	$1,140,922			$946,496
Net interest rate spread (3)			3.48%			3.45%
Net interest income and net interest margin on a taxable-equivalent basis (4)		9,364	3.57%		7,792	3.57%
Ratio of interest-earning assets to interest-bearing liabilities	127.47%			125.71%
(1)Includes nonaccrual loans, if any.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2014 as compared to the same period in 2013.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2014 vs. 2013 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,521	(255)	1,266
Federal funds sold	—	—	—
Interest-bearing demand deposits	(1)	1	—
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	8	(2)	6
Investment securities:
Taxable	165	(43)	122
Non-taxable	73	21	94
Total interest income	1,766	(278)	1,488
Interest-bearing Liabilities:
Deposits	156	(231)	(75)
Short-term borrowings	(1)	—	(1)
Long-term debt	(10)	2	(8)
Total interest expense	145	(229)	(84)
Net interest income	$1,621	(49)	1,572

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2014 totaled $9,364,000, an increase of $1,572,000 over the comparable period in 2013.  Total interest income increased $1,488,000 and total interest expense decreased $84,000.

The increase in total interest income was primarily due to a $174.0 million increase in average total earning assets, slightly offset by a 10 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to interest-earning assets acquired through the merger with ENB.  The decrease in the average rate earned reflects a general decrease in market rates.

The decrease in total interest expense was primarily due to a 13 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $127.0 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits resulting from the merger with ENB.  The decrease in the average rate paid on interest-bearing liabilities also reflects a general decrease in market rates.

Nine Months Ended September 30, 2014 vs. 2013
The following table presents, for the nine months ended September 30, 2014 and 2013, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$674,181	24,008	4.76%	$549,597	20,298	4.94%
Federal funds sold	—	—	—%	1,027	1	0.13%
Interest-bearing demand deposits	9,656	18	0.25%	8,663	15	0.23%
Federal Reserve Bank stock	2,017	55	3.65%	1,380	38	3.68%
Federal Home Loan Bank stock	3,549	109	4.11%	2,817	91	4.32%
Investment securities:
Taxable	225,306	2,901	1.72%	196,601	2,556	1.74%
Non-taxable (2)	102,328	3,059	4.00%	98,783	2,927	3.96%
Total earnings assets	1,017,037	30,150	3.96%	858,868	25,926	4.04%
Non-earning assets	105,701			86,032
Allowance for loan losses	(3,342)			(3,392)
Total assets	$1,119,396			$941,508

Interest-bearing deposits	$771,982	2,423	0.42%	$654,913	2,789	0.57%
Short-term borrowings	15,697	18	0.15%	16,753	18	0.14%
Long-term debt	11,602	305	3.51%	12,952	331	3.42%
Total interest-bearing liabilities	799,281	2,746	0.46%	684,618	3,138	0.61%
Demand deposits	191,539			158,059
Other liabilities	6,731			5,698
Capital	121,845			93,133
Total liabilities and capital	$1,119,396			$941,508
Net interest rate spread (3)			3.50%			3.43%
Net interest income and net interest margin on a taxable-equivalent basis (4)		27,404	3.60%		22,788	3.55%
Ratio of interest-earning assets to interest-bearing liabilities	127.24%			125.45%
(1)Includes nonaccrual loans, if any.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2014 as compared to the same period in 2013.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Nine Months Ended September 30, 2014 vs. 2013 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$4,459	(749)	3,710
Federal funds sold	(1)	—	(1)
Interest-bearing demand deposits	2	1	3
Federal Reserve Bank stock	17	—	17
Federal Home Loan Bank stock	23	(5)	18
Investment securities:
Taxable	370	(25)	345
Non-taxable	106	26	132
Total interest income	4,976	(752)	4,224
Interest-bearing Liabilities:
Deposits	445	(811)	(366)
Short-term borrowings	(1)	1	—
Long-term debt	(35)	9	(26)
Total interest expense	409	(801)	(392)
Net interest income	$4,567	49	4,616

Net interest income on a fully tax-equivalent basis for the nine months ended September 30, 2014 totaled $27,404,000, an increase of $4,616,000 over the comparable period in 2013.  Total interest income increased $4,224,000 and total interest expense decreased $392,000.

The increase in total interest income was primarily due to a $158.2 million increase in average total earning assets, partially offset by an 8 basis point decrease in the average rate earned on earning assets.  The increase in average interest earning assets was primarily due to interest-earning assets acquired through the merger with ENB.  The decrease in the average rate earned reflects a general decrease in market rates.

The decrease in total interest expense was primarily due to a 15 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $114.7 million increase in average interest-bearing liabilities.  The increase in average interest-bearing liabilities was primarily due to an increase in average interest-bearing deposits resulting from the merger with ENB.  The decrease in the average rate paid on interest-bearing liabilities reflects a general decrease in market rates.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three and nine months ended September 30, 2014 was $401,000 and $737,000, respectively, and $178,000 and $369,000 for the three and nine months ended September 30, 2013, respectively.  Net charge-offs for the three and nine months ended September 30, 2014 were $496,000 and $1,027,000, respectively, as compared to $181,000 and $383,000 for the same periods in 2013. Included in net charge-offs for the first nine months of 2014 were charge-offs totaling $603,000 on three commercial real estate loans.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

Three Months Ended September 30, 2014 vs. 2013
Total non-interest income for the third quarter 2014 was $268,000 greater than for the third quarter 2013 primarily due to a $183,000 increase in service charges and fees on deposit accounts and a $62,000 increase in trust income. The increase in service charges and fees on deposit accounts reflects a greater number of deposit accounts resulting from the merger with ENB. The increase in trust income reflects growth in the fair value of trust assets.

Nine Months Ended September 30, 2014 vs. 2013
Total non-interest income for the first nine months of 2014 was $39,000 less than the comparable amount for the first nine months of 2013 primarily due to a $660,000 decrease in net gains from sales of investments securities and a $213,000 decrease in net gains from sales of mortgage loans, partially offset by a $261,000 increase in trust income and a $505,000 increase in service charges and fees on deposit accounts. The decreases in gains from sales of investment securities and mortgage loans reflect declines in the volume of investment securities and loans sold. The increase in trust income reflects growth in the fair value of trust assets and fee adjustments that became effective July 1, 2013. Service charges and fees on deposit accounts increased for substantially the same reason mentioned above.

Non-Interest Expense

Three Months Ended September 30, 2014 vs. 2013
Non-interest expense for the third quarter 2014 was $1,075,000 greater than for the third quarter 2013 primarily due to a $775,000 increase in salaries and employee benefits, a $67,000 increase in marketing expense, and a $96,000 increase in other non-interest expense.  The increase in salaries and employee benefits reflects the additional staff needed to operate the five offices LCNB acquired as a result of the merger with ENB and an increase in retirement plan costs. Marketing expense increased due to greater usage of television and print advertising during the quarter. Other non-interest expense increased primarily due to increased costs for contracted services, amortization of ENB's core deposit intangible during 2014, and smaller increases in a number of other accounts.

Nine Months Ended September 30, 2014 vs. 2013
Non-interest expense for the first nine months of 2014 was $3,932,000 greater than for the comparable period in 2013 primarily due to a $2,113,000 increase in salaries and employee benefits and a $1,243,000 increase in other non-interest expense.  The increase in salaries and employee benefits was for substantially the same reasons mentioned above. Other non-interest expense increased primarily due to increased costs for contracted services, computer maintenance and supplies, other real estate owned, amortization of ENB's core deposit intangible during 2014, and smaller increases in a number of other accounts.

Income Taxes
LCNB's effective tax rates for the nine months ended September 30, 2014 and 2013 were 24.5% and 25.0%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

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

Net loans at September 30, 2014 were $111.9 million greater than at December 31, 2013 primarily due to the merger with ENB, which increased LCNB's loan balance by $115.9 million.

Available for sale investment securities at September 30, 2014 were $34.6 million greater than at December 31, 2013. Included in the increase were $35.9 in investment securities obtained through the ENB merger. During 2014, LCNB purchased $87.3 million of new securities. The purchases were largely offset by sales, maturities, and calls of investment securities.

Goodwill at September 30, 2014 was $13.5 greater than at December 31, 2013 due to goodwill recorded on the ENB acquisition.

Total deposits at September 30, 2014 was $170.9 million greater than at December 31, 2013. Included in this increase were $165.3 million in new deposits obtained through the merger with ENB and a $24.0 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.

Shareholders' equity at September 30, 2014 was $4.3 million greater than at December 31, 2013, but total risk-based capital (see Note 9 - Regulatory Capital) was $13.3 million less. In addition, all capital ratios at September 30, 2014 were less than their respective ratios as December 31, 2013. LCNB issued 1,642,857 shares of stock in November 2013, resulting in net proceeds of $26.9 million and increases in capital and capital ratios at year-end 2013. The net proceeds were substantially used to fund the acquisition of ENB in January 2014, decreasing regulatory capital and capital ratios due to additional assets obtained through the merger.

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At September 30, 2014, LCNB's liquid assets amounted to $325.9 million or 29.0% of total assets.  This compares to liquid assets totaling $272.9 million or 29.3% of total assets at December 31, 2013.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 81.5% of total deposits at September 30, 2014 were "core" deposits, compared to 83.9% of deposits at December 31, 2013. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2014 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$37,865	3,084	8.87%
Up 200	36,824	2,043	5.87%
Up 100	35,790	1,009	2.90%
Base	34,781	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2014 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$122,656	(3,715)	(2.94)%
Up 200	123,448	(2,923)	(2.31)%
Up 100	123,927	(2,444)	(1.93)%
Base	126,371	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2014, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 3, 2014	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

November 3, 2014	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer