Form 10-K
period 2014-12-31
LCNB CORP
filed 2015-03-12
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes          ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2014, determined using a per share closing price on that date of $16.16 as quoted on the NASDAQ Capital Market, was $143,422,000.

As of March 9, 2015, 9,312,226 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 28, 2015, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2014 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2014

LCNB CORP. AND SUBSIDIARIES

PART I

Item 1.  Business

FORWARD-LOOKING STATEMENTS

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions.

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies, including the successful integration of recently completed and pending acquisitions;

2.	LCNB may incur increased charge-offs in the future;

3.	LCNB may face competitive loss of customers;

4.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

5.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

6.	changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

7.	LCNB may experience difficulties growing loan and deposit balances;

8.	the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations;

9.
deterioration in the financial condition of the U.S. banking system may impact the valuations of investments LCNB has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; and

10.
the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject LCNB and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses.

Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist shareholders and potential investors in understanding current and anticipated financial operations of LCNB and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. LCNB undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

DESCRIPTION OF LCNB CORP.'S BUSINESS

General Description

LCNB Corp., an Ohio corporation formed in December 1998, is a financial holding company headquartered in Lebanon, Ohio.  Substantially all of the assets, liabilities and operations of LCNB Corp. are attributable to its wholly-owned subsidiary, LCNB National Bank (the "Bank").  LCNB Corp. and its subsidiary are herein collectively referred to as “LCNB.” The predecessor of LCNB Corp., the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly-owned subsidiary of LCNB Corp.

LCNB CORP. AND SUBSIDIARIES

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

On January 24, 2014, LCNB purchased all of the outstanding stock of Eaton National Bank & Trust Co. ("Eaton National") from its holding company, Colonial Banc Corp., in a cash transaction totaling $24.75 million. Upon consummation of the transaction, Eaton National was merged into the Bank and its five offices became offices of the Bank. Two of these offices are located in Eaton, Ohio and one office is located in each of New Paris, Ohio, Lewisburg, Ohio, and West Alexandria, Ohio.

On December 29, 2014, LCNB and BNB Bancorp, Inc. (“BNB”) entered into an Agreement and Plan of Merger pursuant to which BNB will be merged into LCNB in a stock and cash transaction valued at $12,574,170. Immediately following the merger of BNB into LCNB, Brookville National Bank ("Brookville"), a wholly-owned subsidiary of BNB, will be merged into LCNB National Bank. Brookville operates a main office and a branch office, both in Brookville, Ohio.  These offices will become branches of LCNB after the merger. The transaction is expected to close in the second quarter of 2015, assuming shareholder approval by BNB’s shareholders and all applicable governmental approvals have been received by that date and all other conditions precedent to the merger have been satisfied or waived.

The Bank has 35 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Hamilton, Montgomery, Preble, Ross, and Fayette Counties, Ohio.  In addition, the Bank operates 40 automated teller machines ("ATMs") in its market area.

The Bank is a full service community bank offering a wide range of commercial and personal banking services.  Deposit services include checking accounts, NOW accounts, savings accounts, Christmas and vacation club accounts, money market deposit accounts, Lifetime Checking accounts (a senior citizen program), individual retirement accounts, and certificates of deposit.  Additional supportive services include online banking, bill pay, mobile banking and telephone banking. Commercial customers also have both cash management and remote deposit capture products as potential options. Deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Other services offered include safe deposit boxes, night depositories, cashier's checks, bank-by-mail, ATMs, cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer-based cash management services, 24 hour telephone banking, PC Internet banking, mobile banking, and other services tailored for both individuals and businesses.

The Bank is not dependent upon any one significant customer or specific industry.  Business is not seasonal to any material degree.

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

LCNB CORP. AND SUBSIDIARIES

Market Area

LCNB’s primary market area consists of Warren, Butler, Clinton, Preble, Ross, and Fayette Counties and portions of Hamilton, Clermont, and Montgomery Counties in Southwestern and South Central Ohio.  Certain demographic information for Warren, Butler, Clinton, Ross, Fayette, Hamilton, and Montgomery Counties is as follows:

	Warren	Butler	Clinton	Preble	Ross	Fayette	Hamilton	Montgomery
Population:
2000 census	158,383	332,807	40,543	42,337	73,345	28,433	845,303	559,062
2010 census	212,693	368,130	42,040	42,270	78,064	29,030	802,374	535,153
Percentage increase/decrease in population	34.3%	10.6%	3.0%	(0.2)%	6.4%	2.1%	(5.1)%	(4.3)%
Estimated percentage of persons below poverty level	5.9%	12.8%	14.0%	10.7%	17.5%	18.5%	15.4%	15.7%
Estimated median household income	$71,274	$54,788	$46,261	$48,899	$42,626	$39,599	$48,234	$43,965
Median age	37.0	35.7	37.7	41.0	39.5	39.3	36.9	38.7
Unemployment rate:
December 2014	3.8%	3.8%	5.8%	4.4%	5.2%	3.9%	4.0%	4.6%
December 2013	5.9%	6.0%	9.0%	6.9%	7.9%	5.5%	6.2%	7.0%
December 2012	5.6%	6.0%	9.7%	7.5%	7.7%	6.3%	6.2%	7.0%

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

LCNB CORP. AND SUBSIDIARIES

Preble County is mostly rural. Eaton, with a 2010 census population of 8,407, is the only city in the county. Major employers are Neaton Auto Products Manufacturing Inc., Henny Penny Corporation, Parker-Hannifin Corporation, SILFEX, a division of Lam Research Corp., and Wal-Mart.

Ross and Fayette Counties are both primarily rural. Chillicothe, with a 2010 census population of 21,901, is the largest city in Ross County and Washington Court House, with a 2010 census population of 14,192, is the largest city in Fayette County. Not including local government entities and school districts, major employers in Ross County include Adena Regional Medical Center, Kenworth Truck Company (assembler of heavy trucks), Veterans Affairs Medical Center, P.H. Glatfelter Company (formerly Mead Corp.), the Ross Correctional Institution, and the Chillicothe Correctional Institution.

Hamilton County’s economics are dominated by Cincinnati.  Fortune 500 companies with their headquarters in Hamilton County include American Financial Group, Macy's, Inc., Fifth Third Bank, The Kroger Company, The Procter & Gamble Company, and Western & Southern Financial Group.  The five largest employers are The Kroger Company, The University of Cincinnati, The Procter & Gamble Company, Cincinnati Children’s Hospital Medical Center, and TriHealth Inc.

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

LCNB CORP. AND SUBSIDIARIES

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

LCNB CORP. AND SUBSIDIARIES

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

LCNB CORP. AND SUBSIDIARIES

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

General corporate governance provisions included in the Dodd-Frank Act include expanding executive compensation disclosures to be included in the annual proxy statement, requiring non-binding shareholder advisory votes on executive compensation at annual meetings, enhancing independence requirements for compensation committee members and any advisers used by the compensation committee, and requiring the adoption of certain compensation policies including the recovery of executive compensation in the event of a financial statement restatement.

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

Employees

As of December 31, 2014, LCNB employed 278 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

LCNB CORP. AND SUBSIDIARIES

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury notes	$62,560	12,894	18,686
U.S. Agency notes	83,637	106,675	90,606
U.S. Agency mortgage-backed securities	38,032	40,309	52,541
Corporate securities	—	—	3,067
Certificates of deposit	3,086	1,501	—
Municipal securities	93,790	92,642	89,723
Mutual funds	2,461	2,380	2,168
Trust preferred securities	50	147	245
Equity securities	1,749	1,693	1,470
Total securities available-for-sale	285,365	258,241	258,506

Securities held-to-maturity:
Municipal securities	22,725	16,323	15,424

Federal Reserve Bank stock	2,346	1,603	949
Federal Home Loan Bank stock	3,638	2,854	2,091
Total securities	$314,074	$279,021	$276,970

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of securities at December 31, 2014, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$—	—	—%	$—	—	—%
One to five years	43,169	43,071	0.94%	—	—	—%
Five to ten years	19,237	19,489	2.04%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	62,406	62,560	1.28%	—	—	—%

U.S. Agency notes:
Within one year	707	707	0.46%	—	—	—%
One to five years	46,824	46,455	1.27%	—	—	—%
Five to ten years	37,130	36,475	1.63%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	84,661	83,637	1.42%	—	—	—%

Certificates of deposit
Within one year	2,828	2,837	0.89%	—	—	—%
One to five years	248	249	1.16%	—	—	—%
Five to ten years	—	—	—%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total certificates of deposit	3,076	3,086	0.92%	—	—	—%

Municipal securities (1):
Within one year	7,426	7,527	3.59%	2,649	2,661	2.50%
One to five years	43,660	45,119	3.63%	3,669	3,665	2.74%
Five to ten years	36,086	36,529	3.58%	4,175	4,063	3.61%
After ten years	4,560	4,615	3.66%	12,232	11,749	6.31%
Total Municipal securities	91,732	93,790	3.61%	22,725	22,138	4.80%

U.S. Agency mortgage-backed securities	37,838	38,032	2.42%	—	—	—%
Mutual funds	2,483	2,461	2.15%	—	—	—%
Trust preferred securities	50	50	8.74%	—	—	—%
Equity securities	1,415	1,749	5.31%	—	—	—%

Totals	$283,661	285,365	2.25%	$22,725	$22,138	4.80%

(1)	Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 34% statutory Federal income tax rate.
Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2014.

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

Employees authorized to accept loan applications have various, designated lending limits for the approval of loans.  A loan application for an amount outside a particular employee’s lending limit needs to be approved by an employee with a lending limit sufficient for that loan.  Residential and commercial real estate loans of any amount require the approval of two of the following designated officers:  Chief Executive Officer, President, Chief Lending Officer, Chief Credit Officer, and the officers in charge of commercial, real estate, and consumer lending.  Any loan in excess of $3.0 million or with policy exceptions needs the approval of the Board of Directors.

Interest rates charged by LCNB vary with degree of risk, type of loan, amount, complexity, repricing frequency and other relevant factors associated with the loan.

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$35,424	5.1%	29,337	5.1%	26,236	5.8%	30,990	6.7%	36,122	7.9%
Commercial, secured by real estate	379,141	54.3%	314,252	54.7%	230,256	50.7%	219,188	47.6%	196,136	43.1%
Residential real estate	254,087	36.4%	215,587	37.6%	183,132	40.4%	186,904	40.5%	190,277	41.9%
Consumer	18,006	2.5%	12,643	2.2%	10,554	2.3%	14,562	3.2%	19,691	4.3%
Agricultural	11,472	1.6%	2,472	0.4%	1,668	0.4%	2,835	0.6%	2,966	0.7%
Other loans, including deposit overdrafts	680	0.1%	91	—%	1,875	0.4%	6,554	1.4%	9,413	2.1%
	698,810	100.0%	574,382	100.0%	453,721	100.0%	461,033	100.0%	454,605	100.0%
Deferred origination costs (fees), net	146		(28)		62		229		386
Total loans	698,956		574,354		453,783		461,262		454,991
Less allowance for loan losses	3,121		3,588		3,437		2,931		2,641
Loans, net	$695,835		$570,766		$450,346		$458,331		$452,350

As of December 31, 2014, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

LCNB CORP. AND SUBSIDIARIES

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2014:

(In thousands)

Maturing in one year or less	$28,739
Maturing after one year, but within five years	64,687
Maturing beyond five years	332,611
Total commercial and agricultural loans	$426,037

Loans maturing beyond one year:
Fixed rate	$111,332
Variable rate	285,966
Total	$397,298

Risk Elements

The following table summarizes non-accrual, past-due, and accruing restructured loans for the dates indicated:

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans	$5,599	2,961	2,283	3,668	3,761
Past-due 90 days or more and still accruing	203	250	128	39	300
Accruing restructured loans	14,269	15,151	13,343	14,739	9,088
Total	$20,071	18,362	15,754	18,446	13,149
Percent to total loans	2.87%	3.20%	3.47%	4.00%	2.89%
LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2014, there were no material additional loans not classified as acquired credit impaired or already disclosed as non-accrual, accruing restructured, or accruing past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LCNB CORP. AND SUBSIDIARIES

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$129	5.1%	$175	5.1%	$320	5.8%	$162	6.7%	$305	7.9%
Commercial, secured by real estate	1,990	54.3%	2,520	54.7%	2,296	50.7%	1,941	47.6%	1,625	43.1%
Residential real estate	926	36.4%	826	37.6%	712	40.4%	656	40.5%	459	41.9%
Consumer	63	2.5%	66	2.2%	108	2.3%	166	3.2%	246	4.3%
Agricultural	11	1.6%	—	0.4%	—	0.4%	—	0.6%	—	0.7%
Other loans, including deposit overdrafts	2	0.1%	1	—%	1	0.4%	6	1.4%	6	2.1%
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$3,121	100.0%	$3,588	100.0%	$3,437	100.0%	$2,931	100.0%	$2,641	100.0%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2014:

(In thousands)

Maturity within 3 months	$8,132
After 3 but within 6 months	8,095
After 6 but within 12 months	21,817
After 12 months	37,689
$75,733
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

The phase-in period for the final rules began for LCNB on January 1, 2015, with full compliance with all of the final rules' requirements phased in over a multi-year schedule. While management is currently evaluating the provisions of the final rules and their expected impact and anticipate that LCNB's capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements, there can be no assurance that such will be the case. If LCNB is unable to meet or exceed the applicable minimum capital requirements, it may become subject to supervisory actions ranging in severity from losing its financial holding company status, to being precluded from making acquisitions or engaging in new activities or becoming subject to informal or formal regulatory enforcement actions.

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
LCNB has 35 offices located in Warren, Butler, Clinton, Clermont, Hamilton, Preble, Fayette, Ross, and Montgomery Counties in Southern Ohio.  As a result of this geographic concentration, LCNB’s results are heavily influenced by economic conditions in this area. A further deterioration in economic conditions or a natural or man made disaster in Southwestern or South Central Ohio or Ohio in general could have a material adverse impact on the ability of borrowers to make scheduled loan payments, the fair value of underlying loan collateral, the ability of depositors to maintain or add to deposit balances, the demand for trust and brokerage services, and the demand for other products and services offered by LCNB.

LCNB CORP. AND SUBSIDIARIES

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

Approximately 38% of LCNB’s investment securities portfolio at December 31, 2014 was composed of municipal securities.  Many state and local governmental authorities have experienced deterioration of financial condition in recent years due to declining tax revenues, increased demand for services, and various other factors. To the extent LCNB has any municipal securities in its portfolio from issuers who are experiencing deterioration of financial condition or who may experience future deterioration of financial condition, the value of such securities may decline and could result in other-than-temporary impairment charges, which could have an adverse effect on LCNB’s financial condition and results of operations.  Additionally, a general, industry-wide decline in the fair value of municipal securities could significantly affect LCNB’s financial condition and results of operations.

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
Item 1B. Unresolved Staff Comments

Not applicable

LCNB CORP. AND SUBSIDIARIES

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned

2.	Auto Bank	Silver and Mechanic Streets Lebanon, Ohio 45036	Owned

3.	Barron Street Office	1697 North Barron Street Eaton, Ohio 45320	Leased

4.	Bridge Street Office	1240 North Bridge Street Chillicothe, Ohio 45601	Owned

5.	Centerville Office	9605 Dayton-Lebanon Pike Centerville, Ohio 45458	Owned

6.	Chillicothe Office	33 West Main Street Chillicothe, Ohio 45601	Owned

7.	Clarksburg Office	10820 Main Street Clarksburg, Ohio 43115	Owned

8.	Colerain Township Office	3209 West Galbraith Road Cincinnati, Ohio 45239	Owned

9	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned

10.	Eaton Office	110 West Main Street Eaton, Ohio 45320	Owned

11.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Leased

12.	Frankfort Office	Springfield and Main Streets Frankfort, Ohio 45628	Owned

13.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Owned

14.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Owned

15.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned

16.	Lewisburg Office	522 South Commerce Street Lewisburg, Ohio 45338	Owned

17.	Loveland Office	500 Loveland-Madeira Road Loveland, OH 45140	Owned

18.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned

LCNB CORP. AND SUBSIDIARIES

	Name of Office	Address

19.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned

20.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned

21.	Monroe Office	101 Clarence F. Warner Drive Monroe, Ohio 45050	Owned

22.	New Paris Office	201 South Washington Street New Paris, Ohio 45347	Owned

23.	Oakwood Office	2705 Far Hills Avenue Oakwood, Ohio 45419	(2)

24.	Okeana Office	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned

25.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Leased

26.	Oxford Office (1)	30 West Park Place Oxford, Ohio 45056	(2)

27.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned

28.	South Lebanon Office	603 Corwin Nixon Blvd. South Lebanon, Ohio 45065	Owned

29.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned

30.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Leased

31.	Washington Court House Office	100 Crossings Drive Washington Court House, Ohio 43160	Owned

32.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Owned

33.	West Alexandria Office	55 East Dayton Street West Alexandria, Ohio 45381	Owned

34.	Western Avenue Office	1006 Western Avenue Chillicothe, Ohio 45601	Owned

35.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

(1)	Excess space in this office is leased to third parties.

(2)	The Bank owns the Oakwood and Oxford office buildings and leases the land.

LCNB CORP. AND SUBSIDIARIES

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

Not Applicable

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 759 registered holders of its common stock as of December 31, 2014.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market exchange under the symbol “LCNB.”

Trade prices for shares of LCNB Common Stock and cash dividends per share declared and paid are set forth below.  The trade prices shown below are interdealer without retail markups, markdowns, or commissions.

	2014			2013
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$18.24	17.25	0.16	18.95	13.65	0.16
Second Quarter	18.89	14.67	0.16	22.68	16.25	0.16
Third Quarter	17.14	14.84	0.16	27.65	18.53	0.16
Fourth Quarter	15.43	13.83	0.16	20.90	17.38	0.16
Total dividends declared			0.64			0.64

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

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through December 31, 2014, 290,444 shares have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2014.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception through December 31, 2014.  No shares were purchased under the Private Sale Repurchase Program during 2014.

LCNB CORP. AND SUBSIDIARIES

LCNB established an Ownership Incentive Plan during 2002 that allowed for the issuance of up to 200,000 shares of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards could be in the form of stock options, share awards, and/or appreciation rights.   The plan expired on April 16, 2012. Outstanding, unexercised options continue to be exercisable in accordance with their terms. The following table shows information relating to stock options outstanding at December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	99,810	$12.16	—
Equity compensation plans not approved by security holders	—	—	—
Total	99,810	12.16	—

LCNB CORP. AND SUBSIDIARIES

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite, the SNL Midwest OTC-BB and Pink Sheet Banks, and the SNL Midwest Bank indexes.  This graph covers the period from December 31, 2009 through December 31, 2014.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2009 in LCNB common stock, the NASDAQ Composite, and the SNL Midwest Bank Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
LCNB Corp.	$100.00	120.04	137.04	152.03	205.46	180.50
NASDAQ Composite	$100.00	118.15	117.22	138.02	193.47	222.16
SNL Midwest Bank index	$100.00	124.18	117.30	141.18	193.28	210.12

Source : SNL Financial LC, Charlottesville, VA
© 2015
www.snl.com

LCNB CORP. AND SUBSIDIARIES

Item 6.  Selected Financial Data
The following represents selected consolidated financial data of LCNB for the years ended December 31, 2010 through 2014 and are derived from LCNB's consolidated financial statements.  Certain prior year data presented in this table have been reclassified to conform with the current year presentation.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$39,477	33,497	29,938	32,093	34,031
Interest expense	3,590	4,065	4,889	6,387	8,334
Net interest income	35,887	29,432	25,049	25,706	25,697
Provision for loan losses	930	588	1,351	2,089	1,680
Net interest income after provision for loan losses	34,957	28,844	23,698	23,617	24,017
Non-interest income	9,142	9,090	9,049	7,764	8,887
Non-interest expenses	30,844	26,212	21,682	21,849	21,277
Income before income taxes	13,255	11,722	11,065	9,532	11,627
Provision for income taxes	3,386	2,942	2,795	2,210	2,494
Net income from continuing operations	9,869	8,780	8,270	7,322	9,133
Income from discontinued operations, net of tax	—	—	—	793	240
Net income	$9,869	8,780	8,270	8,115	9,373

Dividends per common share	$0.64	0.64	0.64	0.64	0.64
Basic earnings per common share:
Continuing operations	1.06	1.12	1.23	1.09	1.37
Discontinued operations	—	—	—	0.12	0.03
Diluted earnings per common share:
Continuing operations	1.05	1.10	1.22	1.08	1.36
Discontinued operations	—	—	—	0.12	0.03

Balance Sheet:
Securities	$314,074	279,021	276,970	267,771	251,053
Loans, net	695,835	570,766	450,346	458,331	452,350
Total assets	1,108,066	932,338	788,637	791,570	760,134
Total deposits	946,205	785,761	671,471	663,562	638,539
Short-term borrowings	16,645	8,655	13,756	21,596	21,691
Long-term debt	11,357	12,102	13,705	21,373	23,120
Total shareholders' equity	125,695	118,873	82,006	77,960	70,707

Selected Financial Ratios and Other Data:
Return on average assets	0.88%	0.93%	1.02%	1.02%	1.22%
Return on average equity	8.04%	9.02%	10.22%	10.89%	13.36%
Equity-to-assets ratio	11.34%	12.75%	10.40%	9.85%	9.30%
Dividend payout ratio	60.38%	57.14%	52.03%	52.89%	45.71%
Net interest margin, fully taxable equivalent	3.66%	3.57%	3.52%	3.70%	3.89%

LCNB CORP. AND SUBSIDIARIES

Dakin Insurance Agency, Inc. ("Dakin") was sold during the first quarter 2011 and therefore the net gain on the sale and Dakin’s financial operating results are reported in the income statements as income from discontinued operations, net of tax.
First Capital merged with and into LCNB as of the close of business on January 11, 2013. As of the date of the merger, LCNB recorded additional loans of $98.9 million and additional deposits of $136.8 million.
An underwritten public offering of common stock was conducted during the fourth quarter 2013. The offering increased shareholders' equity by $26.9 million, which was the net proceeds LCNB received after deducting offering expenses. The proceeds were used to fund the acquisition of Eaton National on January 24, 2014 and the remainder was used for general corporate purposes.
Eaton National merged with and into LCNB as of the close of business on January 24, 2014. As of the date of the merger, LCNB recorded additional loans of $115.9 million and additional deposits of $165.3 million.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2014 Annual Report to Shareholders.

Forward-Looking Statements

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions.

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies, including the successful integration of recently completed and pending acquisitions;

2.	LCNB may incur increased charge-offs in the future;

3.	LCNB may face competitive loss of customers;

4.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

5.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

6.	changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

7.	LCNB may experience difficulties growing loan and deposit balances;

8.	the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations;

9.
deterioration in the financial condition of the U.S. banking system may impact the valuations of investments LCNB has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; and

10.
the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject LCNB and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses.

Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist shareholders and potential investors in understanding current and anticipated financial operations of LCNB and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. LCNB undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Overview

Net income for 2014 was $9,869,000 (basic and diluted earnings per share of $1.06 and $1.05, respectively), compared to $8,780,000 (basic and diluted earnings per share of $1.12 and $1.10) in 2013 and $8,270,000 (total basic and diluted earnings per share of $1.23 and $1.22) in 2012.

The following items significantly affected earnings for the years indicated:

1.	The completion of a merger with First Capital Bancshares, Inc. and its subsidiary, Citizens National Bank of Chillicothe, on January 11, 2013.

2.	The completion of a merger with Eaton National Bank & Trust Co. on January 24, 2014.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

3.	Gains from sales of securities were significantly greater in 2013 and 2012 when compared to 2014.

4.	Gains from sales of mortgage loans were significantly greater in 2013 and 2012 when compared to 2014.

5.
Other real estate owned expense was significantly less in 2013 as compared to 2014 and 2012 because of decreases in valuation write-downs and a gain recognized during the first quarter 2013 on the sale of commercial real estate property.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$679,223	32,706	4.82%	$555,602	27,325	4.92%	$457,519	23,585	5.15%
Federal funds sold	—	—	—%	768	1	0.13%	—	—	—%
Interest-bearing demand deposits	12,450	29	0.23%	9,908	24	0.24%	11,031	25	0.23%
Federal Reserve Bank stock	2,100	126	6.00%	1,436	86	5.99%	947	57	6.02%
Federal Home Loan Bank stock	3,571	146	4.09%	2,826	119	4.21%	2,091	93	4.45%
Investment securities:
Taxable	219,131	3,757	1.71%	192,983	3,369	1.75%	192,284	3,737	1.94%
Non-taxable (2)	102,902	4,111	4.00%	98,567	3,898	3.95%	83,342	3,698	4.44%
Total earning assets	1,019,377	40,875	4.01%	862,090	34,822	4.04%	747,214	31,195	4.17%
Non-earning assets	104,413			85,970			63,760
Allowance for loan losses	(3,275)			(3,401)			(2,877)
Total assets	$1,120,515			$944,659			$808,097

Savings deposits	$204,264	220	0.11%	$169,288	184	0.11%	$138,656	265	0.19%
NOW and money fund	340,434	254	0.07%	284,977	223	0.08%	244,225	347	0.14%
IRA and time certificates	223,555	2,687	1.20%	197,302	3,195	1.62%	191,129	3,705	1.94%
Short-term borrowings	14,820	22	0.15%	16,912	25	0.15%	12,648	16	0.13%
Long-term debt	11,546	407	3.53%	12,768	438	3.43%	18,219	556	3.05%
Total interest-bearing liabilities	794,619	3,590	0.45%	681,247	4,065	0.60%	604,877	4,889	0.81%
Demand deposits	196,273			160,470			115,087
Other liabilities	6,908			5,593			7,188
Capital	122,716			97,349			80,945
Total liabilities and capital	$1,120,516			$944,659			$808,097
Net interest rate spread (3)			3.56%			3.44%			3.36%
Net interest income and net interest margin on a tax equivalent basis (4)		37,285	3.66%		30,757	3.57%		26,306	3.52%
Ratio of interest-earning assets to interest-bearing liabilities	128.29%			126.55%			123.53%

(1)	Includes non-accrual loans if any.

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

	For the years ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$5,964	(583)	5,381	$4,865	(1,125)	3,740
Federal funds sold	(1)	—	(1)	1	—	1
Interest-bearing demand deposits	6	(1)	5	(3)	2	(1)
Federal Reserve Bank stock	40	—	40	29	—	29
Federal Home Loan Bank stock	31	(4)	27	31	(5)	26
Investment securities:
Taxable	449	(61)	388	14	(382)	(368)
Non-taxable (2)	173	40	213	630	(430)	200
Total interest income	6,662	(609)	6,053	5,567	(1,940)	3,627
Interest expense attributable to:
Savings deposits	38	(2)	36	50	(131)	(81)
NOW and money fund	42	(11)	31	51	(175)	(124)
IRA and time certificates	388	(896)	(508)	116	(626)	(510)
Short-term borrowings	(3)	—	(3)	6	3	9
Long-term debt	(43)	12	(31)	(181)	63	(118)
Total interest expense	422	(897)	(475)	42	(866)	(824)
Net interest income	$6,240	288	6,528	5,525	(1,074)	4,451

(1)	Non-accrual loans, if any, are included in average loan balances.

(2)
Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2014 vs. 2013.  Net interest income on a fully tax-equivalent basis for 2014 totaled $37,285,000, an increase of $6,528,000 from 2013.  The increase resulted from an increase in total taxable-equivalent interest income of $6,053,000 and a decrease in total interest expense of $475,000.

The increase in taxable-equivalent interest income was due to a $157.3 million increase in total average interest-earning assets, slightly offset by a 3 basis point (a basis point equals 0.01%) decrease in the average rate earned on interest-earning assets.  The increase in total average interest-earning assets reflects an increase of $123.6 million in average loans, primarily from the Eaton National merger, and a $30.5 million increase in investment securities. The decrease in the average rate earned was primarily due to general decreases in market rates.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense decreased primarily due to a 15 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $113.4 million increase in total average interest-bearing liabilities.  Deposit accounts (savings deposits, NOW and money fund deposits, and IRA and time certificates) grew a combined total of $116.7 million on an average basis, while average short-term borrowings decreased $2.1 million, while average long-term debt decreased $1.2 million. The growth in deposits was primarily due to the Eaton National merger.  The decrease in average rates paid was primarily due to general decreases in market rates.

The net interest margin, on a taxable-equivalent basis, increased from 3.57% for 2013 to 3.66% for 2014, the net effect of declines in both yields on earning assets and rates paid on liabilities, as indicated above.

2013 vs. 2012.  Net interest income on a fully tax-equivalent basis for 2013 totaled $30,757,000, an increase of $4,451,000 from 2012.  The increase resulted from an increase in total taxable-equivalent interest income of $3,627,000 and a decrease in total interest expense of $824,000.

The increase in taxable-equivalent interest income was due to a $114.9 million increase in total average interest-earning assets, partially offset by a 13 basis point decrease in the average rate earned on interest-earning assets.  The increase in total average interest-earning assets reflects an increase of $98.1 million in average loans, primarily from the First Capital merger, and a $15.2 million in non-taxable investment securities. The decrease in the average rate earned was primarily due to general decreases in market rates.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2010 through 2014:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance – Beginning of year	$3,588	3,437	2,931	2,641	2,998

Loans charged off:
Commercial and industrial	261	119	159	581	289
Commercial, secured by real estate	573	58	234	598	1,105
Residential real estate	652	244	486	512	331
Consumer	129	181	134	252	422
Other loans, including deposit overdrafts	79	67	85	127	144
Total loans charged off	1,694	669	1,098	2,070	2,291

Recoveries:
Commercial and industrial	42	4	—	—	35
Commercial, secured by real estate	63	26	71	30	—
Residential real estate	40	31	7	31	2
Consumer	108	127	123	122	120
Other loans, including deposit overdrafts	44	44	52	88	97
Total recoveries	297	232	253	271	254
Net charge offs	1,397	437	845	1,799	2,037

Provision charged to operations	930	588	1,351	2,089	1,680
Balance - End of year	$3,121	3,588	3,437	2,931	2,641

Ratio of net charge-offs during the period to average loans outstanding	0.21%	0.08%	0.18%	0.39%	0.44%

Ratio of allowance for loan losses to total loans at year-end	0.45%	0.62%	0.76%	0.64%	0.58%

Charge-offs for the commercial and industrial loan category for 2014 included a charge-off of $222,000 on one loan and charge-offs in the commercial, secured by real estate category for the same year included charge-offs totaling $469,000 on three loans. The $581,000 of charge-offs in the commercial and industrial loan category for 2011 is comprised of a $251,000 charge-off connected to a retail business that ceased operations during that year and the remaining $330,000 is due to one borrower.  Commercial real estate charge-offs for 2011 consisted of loans to five different borrowers.

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

The following table presents the components of the allowance for loan losses on the dates specified:

	At December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Specific allocations	$817	26.2%	$1,032	28.8%	$904	26.3%
General allocations:
Historical loss	943	30.2%	982	27.4%	1,399	40.7%
Adjustments to historical loss	1,361	43.6%	1,574	43.8%	1,134	33.0%
Total	$3,121	100.0%	$3,588	100.0%	$3,437	100.0%

The increase in the adjustments to historical loss category from December 31, 2012 to December 31, 2013 primarily reflects risk factors identified in the commercial, secured by real estate loan portfolio.

Non-Interest Income

2014 vs. 2013.  Total non-interest income for 2014 was $52,000 greater than for 2013 primarily due to increases in trust income, service charges and fees on deposit accounts, and other operating income. Trust income increased $385,000 primarily due to an increase in the fair value of trust assets and brokerage accounts managed along with fee adjustments that became effective July 1, 2013. Service charges and fees on deposit accounts increased $683,000 primarily due to a greater number of deposit accounts resulting from the merger with Eaton National. Contributing to the increase in other operating income was a $78,000 increase in fee income from loans serviced for others, primarily due to increases in the servicing portfolio from the merger with Eaton National. These favorable increases were largely offset by a $911,000 decrease in net gains from sales of securities and a $192,000 decrease in gains from sales of mortgage loans primarily due to lower volumes of sales.

2013 vs. 2012.  Total non-interest income for 2013 was $41,000 greater than for 2012 primarily due to increases in trust income, service charges and fees on deposit accounts, and smaller increases in several different line items. Trust income increased $201,000 primarily due to an increase in the fair value of trust assets and brokerage accounts managed along with fee adjustments that became effective July 1, 2013. Service charges and fees on deposit accounts increased $550,000 primarily due to a greater number of deposit accounts resulting from the merger. These favorable increases were largely offset by a $793,000 decrease in net gains from sales of securities primarily due to a lower volume of securities sold.

Non-Interest Expense

2014 vs. 2013.  Total non-interest expense was $4,632,000 greater in 2014 than in 2013 largely due to a $2,275,000 increase in salaries and employee benefits and smaller increases in other line items. Salaries and employee benefits, as well as a variety of other expense items, increased due to the increased number of employees and offices resulting from the Eaton National merger. Occupancy expenses increased $190,000 due to increased real estate taxes, utilities, rental, and maintenance and repair costs, primarily reflecting costs required by the additional offices from the Eaton National merger. Marketing costs increased $142,000 primarily due to greater usage of television and print advertising during 2014. Amortization of intangibles increased $240,000 due to amortization of Eaton National's core deposit intangible, partially offset by the amortization in full of Sycamore National Bank's ("Sycamore") core deposit intangible during 2013. Other real estate owned expenses increased $315,000 primarily due to the absence of a gain recognized on the sale of commercial property during the first quarter 2013.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2013 vs. 2012.  Total non-interest expense was $4,530,000 greater in 2013 than in 2012 primarily due to a $1,354,000 increase in merger related expenses (consisting primarily of professional fees, data system conversion costs, and employee severance payments) for the First Capital and Eaton National acquisitions, a $1,873,000 increase in salaries and employee benefits, a $371,000 increase in occupancy expenses, a $277,000 increase in amortization of intangibles, and a $624,000 increase in other non-interest expenses. Salaries and employee benefits and occupancy expenses, as well as a variety of other expense items, increased due to the increased number of employees and offices resulting from the First Capital merger. Amortization of intangibles increased due to amortization of Citizens National Bank's core deposit intangible during 2013. The increase in other non-interest expenses is due primarily to increased operating expenses resulting from the First Capital merger.

These expense increases were partially offset by a $520,000 decrease in other real estate owned expenses, reflecting decreased valuation writedowns and a gain recognized on the sale of commercial property in the first quarter 2013.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2014, 2013, and 2012 were 25.5%, 25.1%, and 25.3%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and tax-exempt earnings from bank owned life insurance.

Assets

The carrying values of loans, premises and equipment, bank owned life insurance, and deposits were greatly influenced by the merger with Eaton National.  See Note 2 - Acquisition to the Consolidated Financial Statements for a description of the merger and a summary of the fair values of Eaton National's assets and liabilities added to LCNB's consolidated balance sheet.

Net loans increased $125.1 million during 2014.  The Eaton National merger added $115.9 million of net loans to LCNB's loan portfolio as of the merger date. The remainder of the net increase was due to new loan origination. The increase in the loan portfolio does not reflect $7.5 million of residential fixed-rate real estate loans that were originated and sold to the Federal Home Loan Mortgage Corporation during 2014.

Available-for-sale investment securities increased $27.1million during 2014 and held-to-maturity investment securities increased $6.4 million, as described in the following table:

	Available-for-Sale	Held-to-Maturity
	(In thousands)
Balance, December 31, 2013	$258,241	16,323
Obtained from merger with Eaton National	35,859	—
Purchases	92,180	11,090
Maturities and calls	(36,716)	(4,688)
Sales	(67,147)	—
Net (amortization) accretion	(1,242)	—
Change in unrealized gain (loss)	4,190	—
Balance December 31, 2014	$285,365	22,725

Deposits

Total deposits at December 31, 2014 were $160.4 million greater than at December 31, 2013, reflecting $165.3 million of deposits obtained from Eaton National on the merger date.

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

The liquidity of LCNB is enhanced by the fact that 84.3% of total deposits at December 31, 2014 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Liquid assets include cash and cash equivalents, federal funds sold and securities available-for-sale.  Except for investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati (“FHLB”) and certain local municipal securities, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs, subject to certain pledging commitments for public funds, repurchase agreements, and other requirements.  At December 31, 2014, LCNB's liquid assets amounted to $301.2 million or 27.2% of total assets, compared to $272.9 million or 29.3% of total assets at December 31, 2013. The ratio for 2014 was lower despite a higher amount of liquid assets because of the increase in total assets during the year.

An additional source of funding is borrowings from the FHLB.  Long-term advances totaling $11.4 million were outstanding at December 31, 2014.  LCNB is approved to borrow up to $46.5 million in short-term advances through the FHLB’s Cash Management Advance program.   Total remaining available borrowing capacity, including short-term advances, with the FHLB at December 31, 2014 was approximately $100.8 million.  One of the factors limiting availability of FHLB borrowings is a bank’s ownership of FHLB stock.  LCNB could increase its available borrowing capacity by purchasing more FHLB stock.

Besides short-term FHLB advances, short-term borrowings may include repurchase agreements, federal funds purchased, and advances from a line of credit with another financial institution.  At December 31, 2014, LCNB could borrow up to $20 million through the line of credit and up to $17 million under federal funds arrangements with two other financial institutions.
Commitments to extend credit at December 31, 2014 totaled $93.3 million, including standby letters of credit totaling $0.6 million, and are more fully described in Note 13 - Commitments and Contingent Liabilities to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides information concerning LCNB's contractual obligations at December 31, 2014:

		Payments due by period
	Total	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Short-term borrowings	$16,645	16,645	—	—	—
Long-term debt obligations	11,357	5,410	5,644	303	—
Operating lease obligations	5,386	473	691	353	3,869
Estimated pension plan contribution for 2015	158	158	—	—	—
Cash to be paid in BNB Bancorp, Inc. acquisition	4,401	4,401	—	—	—
Certificates of deposit:
$100,000 and over	75,733	38,044	15,868	19,465	2,356
Other time certificates	138,402	64,239	44,844	25,330	3,989
Total	$252,082	129,370	67,047	45,451	10,214

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides information concerning LCNB's commitments at December 31, 2014:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$8,040	8,040	—	—	—
Unused lines of credit	84,683	40,592	13,149	17,884	13,058
Standby letters of credit	563	563	—	—	—
Total	$93,286	49,195	13,149	17,884	13,058

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.00% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2014 and 2013 is included in Note 14 - Regulatory Matters of the consolidated financial statements.

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

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for a stock dividend.  Through December 31, 2014, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2014.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2013.  No shares were purchased under this program during 2014.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides the stock options granted to key executive officers of LCNB for the years indicated:

Year	Options Granted
2011	25,083
2012	14,491
2013	—
2014	—
2015	—

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2014 are composed primarily of goodwill and core deposit intangibles related to the acquisitions of Sycamore during the fourth quarter 2007, First Capital during the first quarter 2013, and Eaton National during the first quarter 2014. It also includes mortgage servicing rights recorded from sales of fixed-rate mortgage loans.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible for Sycamore was amortized on a straight line basis over six years.  The core deposit intangible for First Capital is being amortized on a straight line basis over nine years. The core deposit intangible for Eaton National is being amortized on a straight line basis over eight years. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2014 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$39,281	3,031	8.36%
Up 200	38,253	2,003	5.53%
Up 100	37,242	992	2.74%
Base	36,250	—	—%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2014 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE for the 100 and 200 basis point rate shock scenarios, but would have a positive effect on EVE for the 300 basis point scenario.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$130,607	427	0.33%
Up 200	130,001	(179)	(0.14)%
Up 100	129,006	(1,174)	(0.90)%
Base	130,180	—	—%

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

Management assessed LCNB’s internal controls as of December 31, 2014, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, LCNB’s internal control over financial reporting met the criteria.

BKD LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2014.

Submitted by:

LCNB Corp.

/s/ Stephen P. Wilson	/s/ Robert C. Haines II
Stephen P. Wilson	Robert C. Haines II
Chief Executive Officer &	Executive Vice President &
Chairman of the Board of Directors	Chief Financial Officer
March 9, 2015	March 9, 2015

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
LCNB Corp.
Lebanon, Ohio
We have audited LCNB Corp. and subsidiaries’ (Company) internal control over financial reporting as of December 31, 2014, based on criteria established in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report of management’s assessment of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.In our opinion, LCNB Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of LCNB Corp. and subsidiaries and our report dated March 11, 2015, expressed an unqualified opinion thereon.

/s/ BKD, LLP
BKD, LLP

Cincinnati, Ohio
March 11, 2015

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
LCNB Corp.
Lebanon, Ohio

We have audited the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries as of December 31, 2014, and the related consolidated statement of income, comprehensive income and shareholders’ equity for the year ended December 31, 2014 and cash flow for the year ended December 31, 2014. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCNB Corp. and subsidiaries as of December 31, 2014, and the results of its operations and its cash flows for year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCNB Corp. and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

The financial statements for the year ended December 31, 2013, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated March 3, 2014, but they have not performed any auditing procedures since that date.

/s/ BKD, LLP
BKD, LLP

Cincinnati, Ohio
March 11, 2015

LCNB CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have audited the accompanying consolidated balance sheet of LCNB Corp. and subsidiaries (LCNB) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2013.  LCNB’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCNB as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Clark, Schaefer, Hackett & Co. (successor of J. D. Cloud & Co. L.L.P., through merger)
Clark, Schaefer, Hackett & Co. (successor of J. D. Cloud & Co. L.L.P., through merger)

Cincinnati, Ohio
March 3, 2014

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2014	2013
ASSETS:
Cash and due from banks	$14,235	10,410
Interest-bearing demand deposits	1,610	4,278
Total cash and cash equivalents	15,845	14,688

Investment securities:
Available-for-sale, at fair value	285,365	258,241
Held-to-maturity, at cost	22,725	16,323
Federal Reserve Bank stock, at cost	2,346	1,603
Federal Home Loan Bank stock, at cost	3,638	2,854
Loans, net	695,835	570,766
Premises and equipment, net	20,733	19,897
Goodwill	27,638	14,186
Core deposit and other intangibles	4,780	2,795
Bank owned life insurance	21,936	21,280
Other assets	7,225	9,705
TOTAL ASSETS	$1,108,066	932,338

LIABILITIES:
Deposits:
Noninterest-bearing	$213,303	164,912
Interest-bearing	732,902	620,849
Total deposits	946,205	785,761
Short-term borrowings	16,645	8,655
Long-term debt	11,357	12,102
Accrued interest and other liabilities	8,164	6,947
TOTAL LIABILITIES	982,371	813,465

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value, authorized 12,000,000 shares, issued 10,064,945 and 10,041,163 shares at December 31, 2014 and 2013, respectively	67,181	66,785
Retained earnings	69,394	65,475
Treasury shares at cost, 753,627 shares at December 31, 2014 and 2013	(11,665)	(11,665)
Accumulated other comprehensive income (loss), net of taxes	785	(1,722)
TOTAL SHAREHOLDERS' EQUITY	125,695	118,873

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$1,108,066	932,338

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2014	2013	2012
INTEREST INCOME:
Interest and fees on loans	$32,706	27,325	23,585
Interest on investment securities:
Taxable	3,757	3,369	3,737
Non-taxable	2,713	2,573	2,441
Other investments	301	230	175
TOTAL INTEREST INCOME	39,477	33,497	29,938

INTEREST EXPENSE:
Interest on deposits	3,161	3,602	4,317
Interest on short-term borrowings	22	25	16
Interest on long-term debt	407	438	556
TOTAL INTEREST EXPENSE	3,590	4,065	4,889
NET INTEREST INCOME	35,887	29,432	25,049
PROVISION FOR LOAN LOSSES	930	588	1,351
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,957	28,844	23,698

NON-INTEREST INCOME:
Trust income	2,903	2,518	2,317
Service charges and fees on deposit accounts	4,838	4,155	3,605
Net gain on sales of securities	149	1,060	1,853
Bank owned life insurance income	671	678	578
Gains from sales of mortgage loans	147	339	506
Other operating income	434	340	190
TOTAL NON-INTEREST INCOME	9,142	9,090	9,049

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,762	13,487	11,614
Equipment expenses	1,316	1,232	1,100
Occupancy expense, net	2,232	2,042	1,671
State franchise tax	955	846	790
Marketing	703	561	526
Amortization of intangibles	574	334	57
FDIC premiums	660	499	405
ATM expense	624	534	620
Computer maintenance and supplies	794	616	524
Telephone expense	690	566	465
Contracted services	880	568	441
Other real estate owned	285	(30)	490
Merger-related expenses	1,400	1,433	79
Other non-interest expense	3,969	3,524	2,900
TOTAL NON-INTEREST EXPENSE	30,844	26,212	21,682

INCOME BEFORE INCOME TAXES	13,255	11,722	11,065
PROVISION FOR INCOME TAXES	3,386	2,942	2,795
NET INCOME	$9,869	8,780	8,270

Earnings per common share:
Basic	$1.06	1.12	1.23
Diluted	1.05	1.10	1.22

Weighted average shares outstanding:
Basic	9,297,019	7,852,514	6,717,357
Diluted	9,406,346	7,982,997	6,802,475

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2014	2013	2012
Net income	$9,869	8,780	8,270

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $1,476, $2,940, and $473 for 2014, 2013, and 2012, respectively)	2,865	(5,706)	918

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of taxes of $133, $38, and $1 for 2014, 2013, and 2012, respectively)	(260)	73	(2)

Reclassification adjustment for:

Net realized gain on sale of available-for-sale securities included in net income (net of taxes of $51, $418, and $630 for 2014, 2013 and 2012, respectively)	(98)	(810)	(1,223)

Other comprehensive income (loss)	2,507	(6,443)	(307)

TOTAL COMPREHENSIVE INCOME	$12,376	2,337	7,963

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$1,125	(1,642)	4,875
Net unfunded liability for nonqualified pension plan	(340)	(80)	(154)
Balance at year-end	$785	(1,722)	4,721

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2011	6,704,723	$26,753	57,877	(11,698)	5,028	77,960
Net income			8,270			8,270
Other comprehensive gain (loss), net of taxes					(307)	(307)
Dividend Reinvestment and Stock Purchase Plan	25,033	332				332
Exercise of stock options	2,144		(5)	33		28
Excess tax expense (benefit) on exercise and forfeiture of stock options		(19)				(19)
Compensation expense relating to stock options		41				41
Common stock dividends, $0.64 per share			(4,299)			(4,299)
Balance, December 31, 2012	6,731,900	27,107	61,843	(11,665)	4,721	82,006

Net income			8,780			8,780
Other comprehensive gain (loss), net of taxes					(6,443)	(6,443)
Issuance of common stock	1,642,857	26,909				26,909
Dividend Reinvestment and Stock Purchase Plan	18,348	329				329
Acquisition of First Capital Bancshares, Inc.	888,811	12,321				12,321
Exercise of stock options	5,620	70				70
Excess tax (benefit) expense on exercise and forfeiture of stock options		12				12
Compensation expense relating to stock options		37				37
Common stock dividends, $0.64 per share			(5,148)			(5,148)
Balance, December 31, 2013	9,287,536	66,785	65,475	(11,665)	(1,722)	118,873

Net income			9,869			9,869
Other comprehensive gain (loss), net of taxes					2,507	2,507
Dividend Reinvestment and Stock Purchase Plan	23,782	372				372
Compensation expense relating to stock options		24				24
Common stock dividends, $0.64 per share			(5,950)			(5,950)
Balance, December 31, 2014	9,311,318	$67,181	69,394	(11,665)	785	125,695

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,869	8,780	8,270
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,991	2,212	3,072
Provision for loan losses	930	588	1,351
Deferred income tax provision (benefit)	192	192	31
Increase in cash surrender value of bank owned life insurance	(671)	(678)	(578)
Realized gain on sales of securities available-for-sale	(149)	(1,060)	(1,853)
Realized (gain) loss on sale of premises and equipment	(128)	18	(10)
Realized (gain) loss from sale and write-downs of other real estate owned and repossessed assets	85	(182)	295
Origination of mortgage loans for sale	(7,480)	(19,267)	(28,084)
Realized gains from sales of mortgage loans	(147)	(339)	(506)
Proceeds from sales of mortgage loans	7,552	19,415	28,307
Compensation expense related to stock options	24	37	41
Excess tax (benefit) expense on exercise and forfeiture of stock options	—	12	(19)
Increase (decrease) due to changes in assets and liabilities:
Income receivable	414	100	236
Other assets	1,898	370	(307)
Other liabilities	560	248	743
TOTAL ADJUSTMENTS	6,071	1,666	2,719
NET CASH FLOWS FROM OPERATING ACTIVITIES	15,940	10,446	10,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	67,296	59,284	90,573
Proceeds from maturities and calls of investment securities:
Available-for-sale	36,716	26,496	37,669
Held-to-maturity	4,688	9,172	2,648
Purchases of investment securities:
Available-for-sale	(92,180)	(74,083)	(132,836)
Held-to-maturity	(11,090)	(9,687)	(7,338)
Proceeds from redemption of Federal Reserve Bank stock	41	—	—
Purchase of Federal Reserve Bank stock	(743)	(497)	(9)
Net (increase) decrease in loans	(10,081)	(21,352)	5,729
Purchase of bank owned life insurance	—	—	(1,500)
Proceeds from redemption of bank owned life insurance	3,633	—	—
Proceeds from sales of other real estate owned and repossessed assets	750	1,173	33
Additions to other real estate owned	(45)	(7)	(16)
Purchases of premises and equipment	(1,052)	(858)	(478)
Proceeds from sales of premises and equipment	179	1	14
Net cash acquired from (paid for) acquisition	(9,114)	9,771	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(11,002)	(587)	(5,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(4,797)	(22,310)	7,909
Net increase (decrease) in short-term borrowings	7,339	(5,101)	(7,840)
Principal payments on long-term debt	(745)	(3,395)	(7,668)
Proceeds from issuance of common stock	58	26,950	49
Exercise of stock options	—	70	28
Cash dividends paid on common stock	(5,636)	(4,860)	(4,016)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(3,781)	(8,646)	(11,538)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,157	1,213	(6,060)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,688	13,475	19,535
CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,845	14,688	13,475

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$3,502	4,097	4,967
Income taxes	2,610	3,685	2,165

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	435	131	859

 The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

Certain prior period data presented in the financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on net income.

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

Declines in the fair value of securities below their cost that are deemed to be other-than-temporarily impaired and for which the Company does not intend to sell the securities and it is not more likely than not that the securities will be sold before the anticipated recovery of the impairment are separated into losses related to credit factors and losses related to other factors.  The losses related to credit factors are recognized in earnings and losses related to other factors are recognized in other comprehensive income.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company's consolidated statements of income as of December 31, 2014, 2013, and 2012, do not reflect any such impairment.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOANS
The Company’s loan portfolio includes most types of commercial and industrial loans, commercial loans secured by real estate, residential real estate loans, consumer loans, agricultural loans and other types of loans. Most of the properties collateralizing the loan portfolio are located within the Company’s market area.

Loans are stated at the principal amount outstanding, net of unearned income, deferred origination fees and costs, and the allowance for loan losses.  Interest income is accrued on the unpaid principal balance. The delinquency status of a loan is based on contractual terms and not on how recently payments have been received.  Generally, a loan is placed on non-accrual status when it is classified as impaired or there is an indication that the borrower’s cash flow may not be sufficient to make payments as they come due, unless the loan is well secured and in the process of collection.  Subsequent cash receipts on non-accrual loans are recorded as a reduction of principal and interest income is recorded once principal recovery is reasonably assured.  The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for loan losses. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer a reasonable doubt as to the timely collection of interest or principal.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A loan is considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  An impaired loan is measured by the present value of expected future cash flows using the loan's effective interest rate.  An impaired collateral-dependent loan may be measured based on collateral value.  Smaller-balance homogeneous loans, including residential mortgage and consumer installment loans, that are not evaluated individually are collectively evaluated for impairment.

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

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on both the straight-line and accelerated methods over the estimated useful lives of the assets, generally 15 to 40 years for premises and 3 to 10 years for equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs incurred for maintenance and repairs are expensed as incurred.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company did not select any financial instruments for the fair value election in 2014 or 2013.

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

TREASURY STOCK
Common stock shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the weighted average method.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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

RECENT ACCOUNTING PRONOUNCEMENTS
Financial Accounting Standards Board Accounting Standards Update ("ASU") No. 2014-01, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-01 was issued in January 2014 and provides guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. Entities are permitted to make an accounting policy election to account for such investments using the proportional amortization method, as defined, if certain enumerated conditions are met. Under the proportional amortization method, an investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Investments not accounted for using the proportional amortization method should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 is effective for public companies for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and is to be applied retrospectively to all periods presented. LCNB currently does not have any investments in qualified affordable housing projects and adoption of ASU No. 2014-01 is not expected to have a material impact on LCNB's results of operations or financial position.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"
ASU No. 2014-08 was issued in April 2014 and changes the criteria for reporting discontinued operations and provides for expanded disclosures in this area. The new guidance provides that only disposals representing a strategic shift in operations should be presented as discontinued operations and that these strategic shifts should have a major effect on an organization's operations and financial results. ASU No. 2014-08 is effective in the first quarter of 2015 for public companies with calendar year-ends.

ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)"
ASU No. 2014-09 was issued in May 2014 and and supersedes most current revenue recognition guidance for contracts to transfer goods or services or other nonfinancial assets. Lease contracts, insurance contracts, and most financial instruments are not included in the scope of this update. ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Additional disclosures providing information about contracts with customers are required. ASU No. 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Transitional guidance is included in the update; early adoption is not permitted. Since LCNB's products are substantially financial in nature, adoption of ASU No. 2014-09 is not expected to have a material impact on LCNB's results of operations or financial position.

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
December 31, 2014
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASU No. 2014-16, "Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-16 was issued in November 2014 and requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances, when evaluating whether the host contract is more akin to a debt or equity instrument. ASU No. 2014-16 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effects of initially adopting ASU No. 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the update is effective. Retrospective application to all relevant prior periods is permitted. Early adoption, including adoption in an interim period, is permitted. LCNB currently does not have any outstanding hybrid financial instruments issued as a share and adoption of ASU No. 2014-16 is not expected to have a material impact on LCNB's results of operations or financial position.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2014-17, "Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-17 was issued in November 2014 and applies to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The update allows an acquired entity the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurred, an acquired entity has the option to apply pushdown accounting in a subsequent reporting period provided the change in considered a change in accounting principle in accordance with Topic 250, "Accounting Changes and Error Corrections." Certain disclosures are required if pushdown accounting is elected. An election to apply pushdown accounting is irrevocable. ASU No. 2014-17 is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. LCNB currently does not have any subsidiaries issuing separate financial statements and adoption of ASU No. 2014-17 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items"
ASU No. 2015-01 was issued in January 2015 and eliminates from the income statement the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Adoption of ASU No. 2015-01 is not expected to have a material impact on LCNB's results of operations.

ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis"
ASU No. 2015-02 was issued in February 2015 and provides additional guidance for consolidation of legal entities. It (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership, (3) affects the consolidation analysis of reporting entities that are involved with variable interest entities, and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Adoption of ASU No. 2015-02 is not expected to have a material impact on LCNB's results of operations or financial position.

NOTE 2 – ACQUISITIONS

On October 9, 2012, LCNB and First Capital Bancshares, Inc. ("First Capital") entered into an Agreement and Plan of Merger pursuant to which First Capital was merged into LCNB on January 11, 2013 in a stock and cash transaction valued at approximately $20.2 million.  Immediately following the merger of First Capital into LCNB, Citizens National Bank of Chillicothe ("Citizens"), a wholly-owned subsidiary of First Capital, was merged into LCNB National Bank. Citizens operated six full–service branches with a main office and two other facilities in Chillicothe, Ohio and one branch in each of Frankfort, Ohio, Clarksburg, Ohio, and Washington Court House, Ohio.  These offices became branches of the Bank after the merger.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

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

On October 28, 2013, LCNB and Colonial Banc Corp. (“Colonial”) entered into a Stock Purchase Agreement (“Purchase Agreement”) pursuant to which LCNB purchased from Colonial on January 24, 2014 all of the issued and outstanding shares of Eaton National Bank & Trust Co. ("Eaton National") in a cash transaction valued at $24.75 million. Immediately following the acquisition, Eaton National was merged into the Bank.  Eaton National operated five full–service branches with a main office and another facility in Eaton, Ohio and branch offices in each of West Alexandria, Ohio, New Paris, Ohio, and Lewisburg, Ohio.  These offices became branches of the Bank after the merger.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 2 – ACQUISITIONS (Continued)

The merger with Eaton National was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date, as summarized in the following table (in thousands):

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

Direct costs related to the First Capital and Eaton National acquisitions were expensed as incurred and are recorded as merger-related expenses in the consolidated statements of income.

The results of operations are included in the consolidated statement of income from the dates of the mergers.  The estimated amount of Eaton National's revenue (net interest income plus non-interest income) and net income, excluding merger and data conversion costs, included in LCNB's consolidated statement of income for 2014 were as follows (in thousands):

Total revenue	$6,608
Net income	2,997

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 2 – ACQUISITIONS (Continued)

The following table presents unaudited pro forma information as if the merger with Eaton National had occurred on January 1, 2012 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of the core deposit intangible, and related income tax effects.  It does not include merger and data conversion costs.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with First Capital occurred in 2012.  In particular, expected operational cost savings are not reflected in the pro forma amounts.

	For Years Ended December 31,
	2014	2013	2012
Total revenue	$44,768	47,183	43,287
Net income	10,275	10,670	10,668
Basic earnings per common share	1.11	1.36	1.28
Diluted earnings per common share	1.09	1.34	1.26

On December 29, 2014, LCNB and BNB Bancorp, Inc. (“BNB”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which BNB will be merged into LCNB in a stock and cash transaction valued at $12,574,170. Immediately following the merger of BNB into LCNB, Brookville National Bank ("Brookville"), a wholly-owned subsidiary of BNB, will be merged into LCNB National Bank. Brookville operates a main office and a branch office, both in Brookville, Ohio.  These offices will become branches of LCNB after the merger.

Under the terms of the Merger Agreement, the shareholders of BNB common stock will be entitled to receive, for each share of BNB Common Stock, (i) $15.75 in cash and (ii) 2.005 LCNB common shares.

The acquisition will be accounted for in accordance with applicable accounting guidance. Accordingly, the assets and liabilities of BNB will be recorded at their estimated fair values at the acquisition date.  The excess of the cash paid over the net fair values of the assets acquired, including identifiable intangible assets and liabilities assumed, will be recorded as goodwill.  The results of operations will be included in the consolidated income statement from the date of the acquisition. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment.

The estimated fair values of the assets and liabilities have not yet been determined.  The recorded amounts reflected on the historic financial records of BNB as of December 31, 2014 include total assets of approximately $108.8 million, consisting primarily of net loans of $36.4 million and investments of $58.3 million. Recorded liabilities totaling approximately $98.2 million consisted primarily of deposits totaling $97.9 million.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities at December 31 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2014
Investment Securities Available-for-Sale:
U.S. Treasury notes	$62,406	290	136	62,560
U.S. Agency notes	84,661	188	1,212	83,637
U.S. Agency mortgage-backed securities	37,838	413	219	38,032
Certificates of deposit	3,076	10	—	3,086
Municipal securities:
Non-taxable	75,727	1,972	304	77,395
Taxable	16,005	465	75	16,395
Mutual funds	2,483	—	22	2,461
Trust preferred securities	50	—	—	50
Equity securities	1,415	372	38	1,749
	$283,661	3,710	2,006	285,365

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$22,525	108	695	21,938
Taxable	200	—	—	200
	$22,725	108	695	22,138

2013
Investment Securities Available-for-Sale:
U.S. Treasury notes	$13,184	—	290	12,894
U.S. Agency notes	110,248	141	3,714	106,675
U.S. Agency mortgage-backed securities	40,602	555	848	40,309
Certificates of deposit	1,492	9	—	1,501
Municipal securities:
Non-taxable	74,185	2,116	968	75,333
Taxable	17,020	503	214	17,309
Mutual funds	2,419	—	39	2,380
Trust preferred securities	149	4	6	147
Equity securities	1,429	329	65	1,693
	$260,728	3,657	6,144	258,241

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$15,923	159	285	15,797
Taxable	400	—	1	399
	$16,323	159	286	16,196

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Information concerning securities with gross unrealized losses at December 31, 2014 and 2013, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2014
Investment Securities Available-for-Sale:
U.S. Treasury notes	$9,141	7	8,774	129
U.S. Agency notes	—	—	65,971	1,212
U.S. Agency mortgage-backed securities	3,795	2	11,456	217
Municipal securities:
Non-taxable	7,211	58	11,419	246
Taxable	3,117	15	3,668	60
Mutual funds	281	12	1,190	10
Trust preferred securities	50	—	—	—
Equity securities	197	29	123	9
	$23,792	123	102,601	1,883

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$8,152	540	4,200	155
Taxable	—	—	—	—
	$8,152	540	4,200	155

2013
Investment Securities Available-for-Sale:
U.S. Treasury notes	$12,894	290	—	—
U.S. Agency notes	89,080	2,880	9,636	834
U.S. Agency mortgage-backed securities	17,557	575	5,130	273
Municipal securities:
Non-taxable	15,641	398	10,751	570
Taxable	4,903	202	1,252	12
Mutual funds	1,380	39	—	—
Trust preferred securities	—	—	93	6
Equity securities	300	44	93	21
	$141,755	4,428	26,955	1,716

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$4,890	285	—	—
Taxable	399	1	—	—
	$5,289	286	—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Management has determined that the unrealized losses at December 31, 2014 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at December 31, 2014 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,961	11,071	2,649	2,661
Due from one to five years	133,901	134,894	3,669	3,665
Due from five to ten years	92,453	92,493	4,175	4,063
Due after ten years	4,560	4,615	12,232	11,749
	241,875	243,073	22,725	22,138
U.S. Agency mortgage-backed securities	37,838	38,032	—	—
Mutual funds	2,483	2,461	—	—
Trust preferred securities	50	50	—	—
Equity securities	1,415	1,749	—	—
	$283,661	285,365	22,725	22,138

Investment securities with a market value of $175,094,000 and $157,956,000 at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2014	2013	2012
Proceeds from sales	$67,296	59,284	90,573
Gross realized gains	252	1,234	1,860
Gross realized losses	103	174	7

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2014	2013
Commercial and industrial	$35,424	29,337
Commercial, secured by real estate	379,141	314,252
Residential real estate	254,087	215,587
Consumer	18,006	12,643
Agricultural	11,472	2,472
Other loans, including deposit overdrafts	680	91
	698,810	574,382
Deferred origination costs (fees), net	146	(28)
	698,956	574,354
Less allowance for loan losses	3,121	3,588
Loans-net	$695,835	570,766

Loans acquired from the mergers with First Capital and Eaton National are recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then-remaining contractual lives of the loans. Management estimated the cash flows expected to be collected at acquisition using a third-party risk model, which incorporated the estimate of current key assumptions, such as default rates, severity, and prepayment speeds.

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

The following table provides certain information at the acquisition date on loans acquired from Eaton National, not including loans considered to be impaired (in thousands):

Contractually required principal at acquisition	$102,483
Less fair value adjustment	1,347
Fair value of acquired loans	$101,136

Contractual cash flows not expected to be collected	$1,702

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS (Continued)

The following table provides details on acquired impaired loans obtained through the merger with Eaton National that are accounted for in accordance with FASB ASC 310-30 (in thousands):

Contractually required principal at acquisition	$23,414
Contractual cash flows not expected to be collected (nonaccretable difference)	(6,088)
Expected cash flows at acquisition	17,326
Interest component of expected cash flows (accretable discount)	(2,163)
Fair value of acquired impaired loans	$15,163

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (in thousands):

	2014	2013
Non-accrual loans:
Commercial and industrial	$—	144
Commercial, secured by real estate	4,277	1,418
Agricultural	70	—
Residential real estate	1,252	1,399
Total non-accrual loans	5,599	2,961
Past-due 90 days or more and still accruing	203	250
Total non-accrual and past-due 90 days or more and still accruing	5,802	3,211
Accruing restructured loans	14,269	15,151
Total	$20,071	18,362

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.83%	0.56%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	2.87%	3.20%

Interest income that would have been recorded during 2014 and 2013 if loans on non-accrual status at December 31, 2014 and 2013 had been current and in accordance with their original terms was approximately $665,000 and $229,000, respectively.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$175	2,520	826	66	—	1	3,588
Provision charged to expenses	173	(20)	712	18	11	36	930
Losses charged off	(261)	(573)	(652)	(129)	—	(79)	(1,694)
Recoveries	42	63	40	108	—	44	297
Balance, end of year	$129	1,990	926	63	11	2	3,121

Individually evaluated for impairment	$10	415	89	—	—	—	514
Collectively evaluated for impairment	119	1,273	836	63	11	2	2,304
Acquired credit impaired loans	—	302	1	—	—	—	303
Balance, end of year	$129	1,990	926	63	11	2	3,121

Loans:
Individually evaluated for impairment	$401	13,022	1,701	55	—	—	15,179
Collectively evaluated for impairment	33,941	352,774	249,374	17,954	11,371	167	665,581
Acquired credit impaired loans	1,092	12,984	3,425	81	101	513	18,196
Balance, end of year	$35,434	378,780	254,500	18,090	11,472	680	698,956

December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$320	2,296	712	108	—	1	3,437
Provision charged to expenses	(30)	256	327	12	—	23	588
Losses charged off	(119)	(58)	(244)	(181)	—	(67)	(669)
Recoveries	4	26	31	127	—	44	232
Balance, end of year	$175	2,520	826	66	—	1	3,588

Individually evaluated for impairment	$2	760	270	—	—	—	1,032
Collectively evaluated for impairment	173	1,760	556	66	—	1	2,556
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$175	2,520	826	66	—	1	3,588

Loans:
Individually evaluated for impairment	$165	14,522	2,132	27	—	—	16,846
Collectively evaluated for impairment	28,809	295,028	212,378	12,703	2,472	91	551,481
Acquired credit impaired loans	332	4,363	1,332	—	—	—	6,027
Balance, end of year	$29,306	313,913	215,842	12,730	2,472	91	574,354

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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

Commercial real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon global debt service, collateral value, financial strength of any guarantors, and other factors. Commercial real estate loans are generally originated with a 75% maximum loan to appraised value ratio.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS (Continued)

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

Consumer loans generally have higher interest rates, but pose additional risks of collectibility and loss when compared to certain other types of loans. Collateral, if present, is generally subject to damage, wear, and depreciation.  The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
December 31, 2014
Commercial & industrial	$34,322	—	1,112	—	35,434
Commercial, secured by real estate	353,957	6,421	18,402	—	378,780
Residential real estate	246,335	920	7,245	—	254,500
Consumer	17,979	—	111	—	18,090
Agricultural	11,273	—	199	—	11,472
Other	680	—	—	—	680
Total	$664,546	7,341	27,069	—	698,956

December 31, 2013
Commercial & industrial	$27,563	44	1,699	—	29,306
Commercial, secured by real estate	295,189	3,967	14,757	—	313,913
Residential real estate	208,881	1,136	5,825	—	215,842
Consumer	12,681	—	49	—	12,730
Agricultural	2,472	—	—	—	2,472
Other	91	—	—	—	91
Total	$546,877	5,147	22,330	—	574,354

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
December 31, 2014
Commercial & industrial	$4	—	—	4	35,430	35,434	—
Commercial, secured by real estate	1,000	83	3,179	4,262	374,518	378,780	9
Residential real estate	648	297	1,289	2,234	252,266	254,500	177
Consumer	59	28	17	104	17,986	18,090	17
Agricultural	73	70	—	143	11,329	11,472	—
Other	106	—	—	106	574	680	—
Total	$1,890	478	4,485	6,853	692,103	698,956	203

December 31, 2013
Commercial & industrial	$277	—	144	421	28,885	29,306	—
Commercial, secured by real estate	951	582	1,174	2,707	311,206	313,913	—
Residential real estate	1,131	299	1,604	3,034	212,808	215,842	236
Consumer	38	35	13	86	12,644	12,730	14
Agricultural	—	—	—	—	2,472	2,472	—
Other	91	—	—	91	—	91	—
Total	$2,488	916	2,935	6,339	568,015	574,354	250

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS (Continued)

Impaired loans for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014
With no related allowance recorded:
Commercial & industrial	$1,092	2,077	—	1,823	161
Commercial, secured by real estate	21,987	26,715	—	23,360	1,373
Residential real estate	4,074	5,549	—	4,645	379
Consumer	117	178	—	179	14
Agricultural	101	619	—	121	20
Other	513	744	—	550	43
Total	$27,884	35,882	—	30,678	1,990

With an allowance recorded:
Commercial & industrial	$401	406	10	319	19
Commercial, secured by real estate	4,019	4,538	717	4,108	117
Residential real estate	1,052	1,265	90	1,026	44
Consumer	19	20	—	18	2
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$5,491	6,229	817	5,471	182

Total:
Commercial & industrial	$1,493	2,483	10	2,142	180
Commercial, secured by real estate	26,006	31,253	717	27,468	1,490
Residential real estate	5,126	6,814	90	5,671	423
Consumer	136	198	—	197	16
Agricultural	101	619	—	121	20
Other	513	744	—	550	43
Total	$33,375	42,111	817	36,149	2,172

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2013
With no related allowance recorded:
Commercial & industrial	$332	531	—	700	35
Commercial, secured by real estate	10,883	12,317	—	11,612	748
Residential real estate	2,096	2,967	—	2,345	182
Consumer	—	—	—	7	—
Agricultural	—	—	—	13	6
Total	$13,311	15,815	—	14,677	971

With an allowance recorded:
Commercial & industrial	$165	270	2	186	2
Commercial, secured by real estate	7,725	7,725	760	7,368	252
Residential real estate	1,645	1,663	270	1,123	44
Consumer	27	27	—	17	2
Agricultural	—	—	—	—	—
Total	$9,562	9,685	1,032	8,694	300

Total:
Commercial & industrial	$497	801	2	886	37
Commercial, secured by real estate	18,608	20,042	760	18,980	1,000
Residential real estate	3,741	4,630	270	3,468	226
Consumer	27	27	—	24	2
Agricultural	—	—	—	13	6
Total	$22,873	25,500	1,032	23,371	1,271

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance recorded:
Commercial & industrial	$—	—	—	975	43
Commercial, secured by real estate	9,541	9,936	—	9,310	350
Residential real estate	417	417	—	397	5
Consumer	20	20	—	23	2
Agricultural	—	—	—	—	—
Total	$9,978	10,373	—	10,705	400

With an allowance recorded:
Commercial & industrial	$264	822	159	374	—
Commercial, secured by real estate	4,258	4,360	660	4,765	171
Residential real estate	658	853	85	707	2
Consumer	—	—	—	4	—
Agricultural	—	—	—	—	—
Total	$5,180	6,035	904	5,850	173

Total:
Commercial & industrial	$264	822	159	1,349	43
Commercial, secured by real estate	13,799	14,296	660	14,075	521
Residential real estate	1,075	1,270	85	1,104	7
Consumer	20	20	—	27	2
Agricultural	—	—	—	—	—
Total	$15,158	16,408	904	16,555	573

Of the $2,172,000, $1,271,000, and $573,000 of interest income recognized on impaired loans during 2014, 2013, and 2012, respectively, $8,000 was recognized on a cash basis during 2014 and none was recognized on a cash basis during 2013 and 2012. The Company continued to accrue interest on certain loans classified as impaired during 2014, 2013, and 2012 because they were restructured or considered well secured and in the process of collection.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2014			2013
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	8	$658	$340	1	$22	$22
Commercial, secured by real estate	2	896	1,214	3	1,594	1,594
Residential real estate	2	82	82	6	508	508
Consumer	3	40	40	2	27	27
	15	$1,676	$1,676	12	$2,151	$2,151

The pre-modification and post-modification recorded balances for the commercial and industrial and commercial, secured by real estate categories in 2014 changed because a borrower had multiple loans classified as commercial and industrial and a loan classified as commercial, secured by real estate, which were all modified into a loan classified as commercial, secured by real estate.

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

A restructured automobile loan with a balance of $13,000 was charged off during the first quarter 2013, which was within twelve months of the loan's modification date.  There were no other troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the years ended December 31, 2014 and 2013.

All troubled debt restructurings are considered impaired loans. The allowance for loan loss on such restructured loans is based on the present value of future expected cash flows.

Approximately $1,329,000 of impaired loans without a valuation allowance and $299,000 of impaired loans with a valuation allowance at December 31, 2014 consisted of loans that were modified during 2014 and were determined to be troubled debt restructurings.  Approximately $327,000 of impaired loans, excluding acquired credit impaired loans, without a valuation allowance and $1,141,000 of impaired loans with a valuation allowance at December 31, 2013 consisted of loans that were modified during 2013 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at December 31, 2014, 2013 and 2012 were approximately $120,433,000, $90,343,000, and $71,568,000 respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 4 - LOANS (Continued)

Mortgage servicing right assets are included in other assets in the consolidated balance sheets.  Amortization of mortgage servicing rights is an adjustment to loan servicing income, which is included with other operating income in the consolidated statements of income.  Activity in the mortgage servicing rights portfolio during the years ended December 31 was as follows (in thousands):

	2014	2013	2012
Balance, beginning of year	$498	475	418
Amount capitalized to mortgage servicing rights	292	191	283
Amortization of mortgage servicing rights	(199)	(168)	(226)
Balance, end of year	$591	498	475

NOTE 5 - ACQUIRED CREDIT IMPAIRED LOANS

The following table provides, as of December 31, the major classifications of loans acquired during 2014 and 2013 that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	2014	2013
Commercial & industrial	$1,092	332
Commercial, secured by real estate	12,984	4,363
Residential real estate	3,425	1,332
Consumer	81	—
Agricultural	101	—
Other loans, including deposit overdrafts	513	—
	18,196	6,027
Less allowance for loan losses	303	—
Loans, net	$17,893	6,027

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at December 31 (in thousands):

	2014	2013
Outstanding balance	$26,697	8,220
Carrying amount	18,196	6,027

Activity during 2014 for the accretable discount related to acquired impaired loans is as follows (in thousands):

	2014	2013
Accretable discount, beginning of year	$1,107	—
Accretable discount acquired during period	2,163	1,389
Reclass from nonaccretable discount to accretable discount	177	157
Less disposals	(249)	(23)
Less accretion	(524)	(416)
Accretable discount, end of year	$2,674	$1,107

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in other assets in the consolidated balance sheets.  Changes in other real estate owned were as follows (in thousands):

	2014	2013
Balance, beginning of year	$1,463	2,189
Additions	480	133
Additions due to merger	262	127
Reductions due to sales	(735)	(909)
Reductions due to valuation write downs	(100)	(77)
Balance, end of year	$1,370	1,463

Other real estate owned at December 31 consisted of (in thousands):

	2014	2013
Commercial real estate	$1,265	1,415
Residential real estate	105	48
	$1,370	1,463

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2014	2013
Land	$6,045	5,354
Buildings	19,728	18,778
Equipment	12,627	12,172
Construction in progress	49	—
Total	38,449	36,304
Less accumulated depreciation	17,716	16,407
Premises and equipment, net	$20,733	19,897

Depreciation charged to expense was, $1,479,000 in 2014, and $1,456,000 in 2013, and $1,256,000 in 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 8 - LEASES

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  Minimum annual rentals for each of the years 2015 through 2019 and thereafter for non-cancelable leases having terms in excess of one year are as follows (in thousands):

2015	$473
2016	406
2017	285
2018	198
2019	155
Thereafter	3,869
Total	$5,386

Rental expense for all leased branches and equipment was approximately $537,000 in 2014, and $484,000 in 2013, and $451,000 in 2012.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill during 2014 and 2013 were as follows (in thousands):

	2014	2013
Balance, beginning of year	$14,186	5,915
Additions from acquisitions	13,452	8,271
Balance, end of year	$27,638	14,186

Other intangible assets in the consolidated balance sheets at December 31, 2014 and 2013 were as follows (in thousands):

	2014			2013
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$5,040	851	4,189	2,917	620	2,297
Mortgage servicing rights	1,418	827	591	1,126	628	498
Total	$6,458	1,678	4,780	4,043	1,248	2,795

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2014 is as follows (in thousands):

2015	$747
2016	721
2017	697
2018	677
2019	661

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 10 - CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2014 were as follows (in thousands):

2015	$102,283
2016	48,294
2017	12,418
2018	17,908
2019	26,887
Thereafter	6,345
$214,135

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2014 was $24,374,000. The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 was $64,772,000.

NOTE 11 - BORROWINGS

Funds borrowed from the FHLB at December 31 are as follows (dollars in thousands):

	Current Interest Rate	2014	2013
Fixed Rate Advances, due at maturity:
Advance due January 2015	2.00%	$5,000	5,000
Advance due March 2017	5.25%	5,000	5,000

Fixed Rate Advances, with monthly principal and interest payments:
Advance due March 2014	2.45%	—	265
Advance due March 2019	2.82%	1,357	1,837
		$11,357	12,102

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $212 million and $183 million at December 31, 2014 and 2013, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2014 was approximately $100.8 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Short-term borrowings at December 31 are as follows (dollars in thousands):

	2014		2013
	Amount	Rate	Amount	Rate
Line of credit	$5,021	0.75%	$—	—%
Repurchase agreements	11,624	0.10%	8,655	0.10%
	$16,645	0.30%	$8,655	0.10%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 11 - BORROWINGS (continued)

At December 31, 2014, the Company had short-term borrowing arrangements with three financial institutions and the Federal Home Loan Bank of Cincinnati.  The first arrangement provides that the Company can borrow up to $7 million in federal funds at the interest rate in effect at the time of the borrowing.  The second arrangement provides that the Company can borrow up to $10 million in federal funds at the interest rate in effect at the time of the borrowing.  The third arrangement is a short-term line of credit for a maximum amount of $20 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

Under the terms of the Cash Management Advance program with the Federal Home Loan Bank of Cincinnati, the Company can borrow up to $46.5 million in short-term advances, subject to total remaining borrowing capacity limitations.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   The interest rate on the Cash Management Advance program is the published rate in effect at the time of the advance.  This agreement expires on August 28, 2015.

Repurchase agreements are an option customers may use in managing their cash positions.  The repurchase agreements mature the next business day after issuance.  They are secured by U.S. Treasury, U.S. Agency, or government guaranteed mortgage-backed securities and such collateral securities are held by the Federal Reserve Bank.  The maximum amount of outstanding agreements at any month-end during 2014 and 2013 totaled $12,927,000 and $15,165,000, respectively.  The average balance during 2014 and 2013 was $11,367,000 and $11,376,000, respectively.
As of December 31, 2014 and 2013, approximately $1.2 million and $0.7 million, respectively, of the repurchase agreements outstanding were held by a company owned by a member of the Company’s Board of Directors.

NOTE 12 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2014	2013	2012
Income taxes currently payable	$3,194	2,750	2,764
Deferred income tax provision (benefit)	192	192	31
Provision for income taxes	$3,386	2,942	2,795

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2014	2013	2012
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(6.8)%	(7.2)%	(7.2)%
Tax exempt income on bank owned life insurance	(1.7)%	(2.0)%	(1.8)%
Other – net	—%	0.3%	0.3%
Effective tax rate	25.5%	25.1%	25.3%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 12 - INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31 consist of the following (in thousands):

	2014	2013
Deferred tax assets:
Allowance for loan losses	$1,061	1,148
Net unrealized losses on investment securities available-for-sale	470	846
Fair value adjustment on loans acquired from merger with First Capital	847	1,184
Write-down of other real estate owned	196	196
Pension and deferred compensation	849	1,304
Other	274	107
	3,697	4,785
Deferred tax liabilities:
Depreciation of premises and equipment	(1,280)	(1,408)
Amortization of intangibles	(840)	(950)
Deferred loan fees	(3)	—
FHLB stock dividends	(349)	(345)
Fair value adjustment on securities acquired from merger with First Capital	(70)	(143)
	(2,542)	(2,846)
Net deferred tax assets (liabilities)	$1,155	$1,939

As of December 31, 2014 and 2013 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the three-year period ended December 31, 2014.

The Company is no longer subject to examination by federal tax authorities for years before 2011.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2014	2013
Commitments to extend credit:
Commercial loans	$5,152	9,316
Other loans:
Fixed rate	877	852
Adjustable rate	2,011	1,653
Unused lines of credit:
Fixed rate	6,496	3,404
Adjustable rate	67,981	60,236
Unused overdraft protection amounts on demand and NOW accounts	10,206	9,494
Standby letters of credit	563	365
	$93,286	85,320

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
Commitments outstanding for capital expenditures as of December 31, 2014 totaled approximately $112,000.

The Company and its subsidiaries are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

NOTE 14 - REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2014 and 2013, the Bank maintained average reserve balances of $11,766,000 and $9,128,000, respectively.  The reserve balances at December 31, 2014 and 2013 were $18,638,000 and $11,730,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2014, the restrictions generally limit dividends to the aggregate of net income for the year 2014 plus the net earnings retained for 2013 and 2012.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2014, approximately $4,073,000 of the Bank’s earnings retained was available for dividends in 2015 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 14 - REGULATORY MATTERS (continued)

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

Minimum capital requirements and capital levels needed to be considered well-capitalized at December 31, 2014 and 2013 are:

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

A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows (dollars in thousands):

	2014		2013
	Consolidated Company	Bank	Consolidated Company	Bank
Regulatory Capital:
Shareholders' equity	$125,695	119,350	118,873	90,438
Goodwill and other intangible assets	(31,886)	(31,886)	(16,532)	(16,532)
Accumulated other comprehensive (income) loss	(785)	(583)	1,722	1,856
Tier 1 risk-based capital	93,024	86,881	104,063	75,762
Eligible allowance for loan losses	3,121	3,121	3,588	3,588
Total risk-based capital	$96,145	90,002	107,651	79,350
Capital Ratios:
Tier 1 capital to risk-weighted assets	13.92%	13.03%	18.03%	13.18%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	14.38%	13.50%	18.65%	13.81%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	8.53%	7.98%	11.10%	8.10%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 14 - REGULATORY MATTERS (continued)

Two warrants for the purchase of an aggregate total of 217,063 common shares of LCNB stock at an exercise price of $9.26 per share were outstanding at December 31, 2014.  The warrants carry a ten year term and were 100% vested at the date of grant, which was January 9, 2009.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) for 2014 and 2013 are as follows (in thousands):

	2014			2013
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Balance at beginning of year	$(1,641)	(81)	(1,722)	4,875	(154)	4,721
Before reclassifications	2,865	(260)	2,605	(5,706)	73	(5,633)
Reclassifications	(98)	—	(98)	(810)	—	(810)
Balance at end of year	$1,126	(341)	785	(1,641)	(81)	(1,722)

Reclassifications out of accumulated other comprehensive income (loss) during 2014 and 2013 and the affected line items in the consolidated statements of income are as follows (in thousands):

	2014	2013	Affected Line Item in the Consolidated Statements of Income
Realized gain on sales of securities	$149	1,060	Net gain on sale of securities
Adjustment for change in unrealized gain between sale date and previous quarter-end	—	168	Not applicable
	149	1,228
Less provision for income taxes	51	418	Provision for income taxes
Reclassification adjustment, net of taxes	$98	810

NOTE 16 - RETIREMENT PLANS

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 16 - RETIREMENT PLANS (continued)

Certain information pertaining to the qualified noncontributory defined benefit retirement plan is as follows:

Legal name	Pentegra Defined Benefit Plan for Financial Institutions
Plan's employer identification number	13-5645888
Plan number	333

The plan is at least 80% funded as of July 1, 2014 and 2013.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Qualified noncontributory defined benefit retirement plan	$967	486	355
401(k) plan	326	294	275

The Company expects to contribute $158,000 to the qualified noncontributory defined benefit retirement plan in 2015.  The Company expects to contribute $335,000 to the 401(k) plan in 2015.  The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

Citizens National Bank had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger and recorded a $31,000 liability, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2014 and 2013 was $3,012,000 and $2,732,000, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2014 and 2013 is $1,106,000 and $1,040,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.30% in 2014 and 5.30% in 2013. The service cost associated with the plans was $43,000 for 2014, $111,000 for 2013, and $20,000 for 2012.  Interest costs were $56,000, $47,000, and $20,000 for 2014, 2013, and 2012, respectively.

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
December 31, 2014
(Continued)

NOTE 16 - RETIREMENT PLANS (continued)

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2014	2013	2012
Service cost	$68	71	89
Interest cost	60	46	43
Amortization of unrecognized (gain) loss	—	25	20
Amortization of unrecognized prior service cost	15	29	29
Net periodic pension cost	$143	171	181

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2014	2013	2012
Projected benefit obligation at beginning of year	$1,213	1,153	969
Service cost	68	71	89
Interest cost	60	46	43
Actuarial (gain) or loss	407	(57)	52
Benefits paid	(7)	—	—
Projected benefit obligation at end of year	$1,741	1,213	1,153

Amounts recognized in other liabilities in the consolidated balance sheets for the nonqualified defined benefit retirement plan at December 31, 2014 and 2013 were $1,741,000 and $1,213,000, respectively.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2014 and 2013 was $1,633,000 and $1,022,000, respectively.

Amounts recognized in accumulated other comprehensive income, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2014	2013	2012
Net actuarial (gain)/loss	$339	70	125
Past service cost	—	10	29
	$339	80	154

The estimated unrecognized net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 for the nonqualified defined benefit retirement plan is $172,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 16 - RETIREMENT PLANS (continued)

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2014	2013	2012
Benefit obligation:
Discount rate	3.95%	4.95%	4.05%
Salary increase rate	2.00%	3.00%	3.00%

Net periodic pension cost:
Discount rate	4.95%	4.05%	4.40%
Salary increase rate	3.00%	3.00%	3.00%
Amortization period in years	3.95	2.99	3.00

The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2015.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2014 are (in thousands):

2015	$68
2016	73
2017	127
2018	126
2019	126
2020-2023	626

NOTE 17 - STOCK BASED COMPENSATION

The Company established an Ownership Incentive Plan (the "Plan") during 2002 that allowed for stock-based awards to eligible employees, as determined by the Board of Directors.  The Plan expired on April 16, 2012. Any outstanding unexercized options, however, continue to be exercisable in accordance with their terms. The awards were in the form of stock options, share awards, and/or appreciation rights.  The Plan provided for the issuance of up to 200,000 shares. Option awards were granted with an exercise price equal to the market price of the Company's stock at the date of grant and vest ratably over a five year period and expire ten years after the date of grant. Certain option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Option exercises could be fulfilled either through available treasury shares or the issuance of new shares.

Stock options outstanding at December 31, 2014 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - 10.99	23,494	$9.00	4.1	23,494	$9.00	4.1
$11.00 - 12.99	63,354	12.05	5.5	43,453	12.04	5.2
$17.00 - 18.99	12,962	18.41	1.6	12,962	18.41	1.6
	99,810	12.16	4.7	79,909	12.18	4.3

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 17 - STOCK BASED COMPENSATION (continued)

The following table summarizes stock option activity for 2014:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	104,966	$12.43
Granted	—	—
Exercised or canceled	—	—
Expired	(5,156)	17.66
Outstanding at December 31, 2014	99,810	12.16
Exercisable at December 31, 2014	79,909	12.18

The weighted average remaining contractual life for options exercisable at December 31, 2014 was 4.3 years.

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at December 31, 2014 that were “in the money” (market price greater than exercise price) was $334,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $274,000.  The intrinsic value changes based on changes in the market value of the Company’s stock.

During 2013, the Company received cash of $70,000 in connection with the exercise of 5,620 stock options. During 2012, the Company received cash of $28,000 in connection with the exercise of 2,144 stock options and paid approximately $6,000 to certain option holders in connection with the cancellation of 6,532 options. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2013 was $41,000. Stock options exercised in 2012 did not have a material intrinsic value.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The following table shows the estimated weighted-average fair value of options granted and the assumptions used in calculating that value for the year indicated:

2012
Estimated weighted-average fair value of options granted	$2.80
Risk-free interest rate	0.84%
Average dividend	$0.64
Volatility factor of the expected market price of the Company's common stock	39.56%
Average life in years	6.5

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2014, 2013, and 2012 was $24,000, $37,000, and $41,000, respectively. The related tax benefit for 2014, 2013, and 2012 was $8,000, $13,000, and $14,000, respectively. Total compensation cost related to option awards to be recognized through the first quarter of 2017 is approximately $27,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 18 - EARNINGS PER SHARE

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2014	2013	2012
Net income	$9,869	8,780	8,270

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,297,019	7,852,514	6,717,357

Add dilutive effect of:
Stock options	18,545	23,456	19,205
Stock warrants	90,782	107,027	65,913

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,406,346	7,982,997	6,802,475

Earnings per common share:
Basic	$1.06	1.12	1.23
Diluted	1.05	1.10	1.22

Options to purchase 12,962, 6,400, and 2,248 shares of common stock at weighted average prices of $18.41, $18.95, and $15.44 per share were outstanding at December 31, 2014, 2013, and 2012, respectively, and were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market prices of the common shares.

NOTE 19 - RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectibility or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2014	2013
Beginning balance	$1,001	1,108
Additions	594	217
Reductions	(403)	(324)
Ending Balance	$1,192	1,001
Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2014 and 2013 amounted to $3,507,000 and $3,338,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of LCNB’s financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income.

LCNB utilizes a pricing service for determining the fair values of most of its investment securities. Fair value for U.S. Treasurynotes are determined based on market quotations (level 1). Fair value for most of the other investment securities is calculatedusing the discounted cash flow method for each security. The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2). Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions. In addition, LCNB has invested in trust preferred securities, equity securities, and four mutual funds that are not priced by the pricing service. Market quotations (level 1) are used to determine fair values for the trust preferred securities and equity securities. Investments in mutual funds that are publicly traded in active markets and that publish daily net asset values are considered to have level 1 inputs. An investment in a mutual fund that is not traded in an active market is considered to have level 2 inputs because an investor can have its interest in the fund redeemed for the balance of its capital account at any quarter-end assuming the fund is given a 60 day notice. The investment in this fund is carried at fair value, which approximates cost.

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

Other real estate owned is adjusted to fair value upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. These inputs are also considered to be level 3

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$62,560	62,560	—	—
U.S. Agency notes	83,637	—	83,637	—
U.S. Agency mortgage-backed securities	38,032	—	38,032	—
Certificates of deposit	3,086	—	3,086	—
Municipal securities:
Non-taxable	77,395	—	77,395	—
Taxable	16,395	—	16,395	—
Mutual funds	2,461	1,461	1,000	—
Trust preferred securities	50	50	—	—
Equity securities	1,749	1,749	—	—
Total recurring fair value measurements	$285,365	65,820	219,545	—

Nonrecurring fair value measurements:
Impaired loans	$4,872	—	—	4,872
Other real estate owned and repossessed assets	1,370	—	—	1,370
Total nonrecurring fair value measurements	$6,242	—	—	6,242

December 31, 2013
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$12,894	12,894	—	—
U.S. Agency notes	106,675	—	106,675	—
U.S. Agency mortgage-backed securities	40,309	—	40,309	—
Certificates of deposit with other banks	1,501	—	1,501	—
Municipal securities:
Non-taxable	75,333	—	75,333	—
Taxable	17,309	—	17,309	—
Mutual funds	2,380	1,380	1,000	—
Trust preferred securities	147	147	—	—
Equity securities	1,693	1,693	—	—
Total recurring fair value measurements	$258,241	16,114	242,127	—

Nonrecurring fair value measurements:
Impaired loans	$8,530	—	773	7,757
Other real estate owned and repossessed assets	1,463	—	1,463	—
Total nonrecurring fair value measurements	$9,993	—	2,236	7,757

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2014 and 2013 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2014
Impaired loans	$4,872	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	10.50%	4.00%	5.36%
Other real estate owned	1,370	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

2013
Impaired loans	$7,757	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2014
FINANCIAL ASSETS:
Cash and cash equivalents	$15,845	15,845	15,845
Investment securities, held-to-maturity	22,725	22,138			22,138
Federal Reserve Bank stock	2,346	2,346	2,346
Federal Home Loan Bank stock	3,638	3,638	3,638
Loans, net	695,835	699,715			699,715

FINANCIAL LIABILITIES:
Deposits	946,205	947,541	731,766	215,775
Short-term borrowings	16,645	16,645	16,645
Long-term debt	11,357	11,944		11,944

2013
FINANCIAL ASSETS:
Cash and cash equivalents	$14,688	14,688	14,688
Investment securities, held-to-maturity	16,323	16,196			16,196
Federal Reserve Bank stock	1,603	1,603	1,603
Federal Home Loan Bank stock	2,854	2,854	2,854
Loans, net	570,766	573,163		773	572,390

FINANCIAL LIABILITIES:
Deposits	785,761	788,096	599,838	188,258
Short-term borrowings	8,655	8,655	8,655
Long-term debt	12,102	12,842		12,842
The fair value of off-balance-sheet financial instruments at December 31, 2014 and 2013 was not material.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Investment securities
Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and/or discounted cash flow analysis.  The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the respective redemptive provisions.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 21 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2014 and 2013 (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31
2014
Interest income	$9,278	9,926	9,906	10,367
Interest expense	915	920	911	844
Net interest income	8,363	9,006	8,995	9,523
Provision for loan losses	81	255	401	193
Net interest income after provision	8,282	8,751	8,594	9,330
Total non-interest income	2,077	2,301	2,315	2,449
Total non-interest expenses	8,672	7,600	7,238	7,334
Income before income taxes	1,687	3,452	3,671	4,445
Provision for income taxes	364	841	953	1,228
Net income	$1,323	2,611	2,718	3,217

Earnings per common share:
Basic	$0.14	0.28	0.30	0.34
Diluted	0.14	0.28	0.29	0.34

2013
Interest income	$8,076	8,405	8,450	8,566
Interest expense	1,098	1,045	995	927
Net interest income	6,978	7,360	7,455	7,639
Provision for loan losses	149	42	178	219
Net interest income after provision	6,829	7,318	7,277	7,420
Total non-interest income	2,507	2,178	2,047	2,358
Total non-interest expenses	7,091	6,324	6,163	6,634
Income before income taxes	2,245	3,172	3,161	3,144
Provision for income taxes	517	824	804	797
Net income	$1,728	2,348	2,357	2,347

Earnings per common share:
Basic	$0.23	0.31	0.31	0.27
Diluted	0.23	0.30	0.30	0.27

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., parent company only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2014	2013
Assets:
Cash on deposit with subsidiary	$3,985	26,493
Investment securities available-for-sale, at fair value	1,970	2,019
Investment in subsidiary	119,350	90,437
Other assets	419	33
Total assets	$125,724	118,982

Liabilities	$29	109

Shareholders' equity	125,695	118,873
Total liabilities and shareholders' equity	$125,724	118,982

Condensed Statements of Income
Year ended December 31,	2014	2013	2012
Income:
Dividends from subsidiaries	$8,800	10,525	3,800
Interest and dividends	91	89	110
Net gain on sales of securities	10	124	63
Total income	8,901	10,738	3,973

Total expenses	1,077	127	107

Income before income tax expense/benefit and equity in undistributed income of subsidiaries	7,824	10,611	3,866
Income tax (expense) benefit	350	(12)	(1)
Equity in undistributed income (loss) of subsidiaries	1,695	(1,819)	4,405
Net income	$9,869	8,780	8,270

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(Continued)
NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$9,869	8,780	8,270
Adjustments for non-cash items -
(Increase) decrease in undistributed income of subsidiaries	(1,695)	1,819	(4,405)
Other, net	(474)	7	(403)
Net cash flows from operating activities	7,700	10,606	3,462

Cash flows from investing activities:
Purchases of securities available-for-sale	(107)	(563)	(872)
Proceeds from sales of available-for-sale securities	227	569	3,384
Cash paid for business acquisition	(24,750)	(7,815)	—
Net cash flows from (used in) investing activities	(24,630)	(7,809)	2,512

Cash flows from financing activities:
Principal payments on long-term debt	—	(1,792)	—
Proceeds from issuance of common stock	372	27,238	333
Cash dividends paid on common stock	(5,950)	(5,148)	(4,299)
Other	—	70	28
Net cash flows from (used in) financing activities	(5,578)	20,368	(3,938)
Net change in cash	(22,508)	23,165	2,036
Cash at beginning of year	26,493	3,328	1,292
Cash at end of year	$3,985	26,493	3,328

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2014 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2014, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 28, 2015, which proxy statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2014, (the “Proxy Statement”) are incorporated by reference into Part III.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2014 and 2013.
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012.
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – None

3.	Exhibits required by Item 601 Regulation S-K.

(a) Exhibit No.		Exhibit Description
2.1
Agreement and Plan of Merger dated as of October 9, 2012 by and between LCNB Corp. and First Capital Bancshares, Inc.  – incorporated by reference to the Registrant's Form S-4 filed on October 29, 2012, Part I, Annex A.

2.2
Stock Purchase Agreement between LCNB Corp. and Colonial Banc Corp. dated as of October 28, 2013 - incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 28, 2013, Exhibit 2.1.

2.3
Agreement and Plan of Merger dated as of December 29, 2014 by and between LCNB Corp. and BNB Bancorp, Inc., - incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 2, 2015, Exhibit 2.1.

3.1
Amended and Restated Articles of Incorporation of LCNB Corp., as amended – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 3.1.

	3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
	4.1	Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009 - incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 9, 2009, Exhibit 4.1.
4.2
Letter Agreement, dated as of January 9, 2009 between the Registrant and the U.S. Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms – incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 9, 2009, Exhibit 10.1.

4.3
Substitute Warrant to Purchase Shares of Common Stock of the Registrant, dated January 9, 2009 – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, Exhibit 4.3.

4.4
Repurchase Letter Agreement, dated as of October 21, 2009 between the Registrant and the U.S. Department of the Treasury – incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 21, 2009, Exhibit 10.1.

	10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).

LCNB CORP. AND SUBSIDIARIES

(a) Exhibit No.		Exhibit Description
	10.2	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.3
Letter Agreement, dated as of January 9, 2009 between the Registrant and the U.S. Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms - incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 9, 2009, Exhibit 10.1.

	10.4	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.5
Repurchase Letter Agreement, dated as of October 21, 2009 between the Registrant and the U.S. Department of the Treasury – incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 21, 2009, Exhibit 10.1.

10.6
Restricted Stock Grant Agreement, dated as of February 22, 2010, between the Registrant and Stephen P. Wilson – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2010, Exhibit 10.6.

	13	Portions of LCNB Corp. 2014 Annual Report
	14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to Registrant's 2003 Form 10-K, Exhibit 14.1.
	14.2	LCNB Corp. Code of Ethics for Senior Financial Officers - Incorporated by reference to Registrant's 2003 Form 10-K, Exhibit 14.2.
	21	LCNB Corp. Subsidiaries.
	23.1	Consent of Independent Registered Public Accounting Firm.
	23.2	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
	99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008 - incorporated by reference to Registrant's 2009 Form 10-K, Exhibit 99.1.
	99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008 - incorporated by reference to Registrant's 2009 Form 10-K, Exhibit 99.2.
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Stephen P. Wilson
Stephen P. Wilson
Chief Executive Officer &
Chairman of the Board of Directors
March 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Stephen P. Wilson	/s/ Spencer S. Cropper
Stephen P. Wilson	Spencer S. Cropper
Chief Executive Officer &	Director
Chairman of the Board of Directors	March 9, 2015
(Principal Executive Officer)
March 9, 2015

/s/ Robert C. Haines II	/s/ William H. Kaufman
Robert C. Haines II	William H. Kaufman
Executive Vice President &	Director
Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2015
March 9, 2015

/s/ Steve P. Foster	/s/ Anne E. Krehbiel
Steve P. Foster	Anne E. Krehbiel
President, Director	Director
March 9, 2015	March 9, 2015

Rick L. Blossom	John H. Kochensparger III
Director	Director
March 9, 2015	March 9, 2015

/s/ George L. Leasure
George L. Leasure
Director
March 9, 2015