Form 10-Q
period 2015-03-31
LCNB CORP
filed 2015-05-06
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 4, 2015 was 9,317,895 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Cash and due from banks	$12,760	14,235
Interest-bearing demand deposits	4,879	1,610
Total cash and cash equivalents	17,639	15,845
Investment securities:
Available-for-sale, at fair value	300,527	285,365
Held-to-maturity, at cost	22,918	22,725
Federal Reserve Bank stock, at cost	2,346	2,346
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	698,848	695,835
Premises and equipment, net	20,495	20,733
Goodwill	27,638	27,638
Core deposit and other intangibles	4,598	4,780
Bank owned life insurance	22,095	21,936
Other assets	8,755	7,225
TOTAL ASSETS	$1,129,497	1,108,066
LIABILITIES:
Deposits:
Noninterest-bearing	$209,521	213,303
Interest-bearing	764,204	732,902
Total deposits	973,725	946,205
Short-term borrowings	13,454	16,645
Long-term debt	6,153	11,357
Accrued interest and other liabilities	7,589	8,164
TOTAL LIABILITIES	1,000,921	982,371
SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value, authorized 12,000,000 shares, issued 10,071,210 and 10,064,945 shares at March 31, 2015 and December 31, 2014, respectively	67,283	67,181
Retained earnings	70,738	69,394
Treasury shares at cost, 753,627 shares at March 31, 2015 and December 31, 2014	(11,665)	(11,665)
Accumulated other comprehensive income, net of taxes	2,220	785
TOTAL SHAREHOLDERS' EQUITY	128,576	125,695
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,129,497	1,108,066

The accompanying notes to consolidated financial statements are an integral part of these statements.

The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME:
Interest and fees on loans	$8,540	7,696
Interest on investment securities:
Taxable	856	891
Non-taxable	653	646
Other investments	41	45
TOTAL INTEREST INCOME	10,090	9,278
INTEREST EXPENSE:
Interest on deposits	682	809
Interest on short-term borrowings	4	3
Interest on long-term debt	76	103
TOTAL INTEREST EXPENSE	762	915
NET INTEREST INCOME	9,328	8,363
PROVISION FOR LOAN LOSSES	69	81
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,259	8,282
NON-INTEREST INCOME:
Trust income	800	655
Service charges and fees on deposit accounts	1,107	1,122
Net gain (loss) on sales of securities	111	(4)
Bank owned life insurance income	159	172
Gains from sales of mortgage loans	35	15
Other operating income	94	117
TOTAL NON-INTEREST INCOME	2,306	2,077
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,290	3,918
Equipment expenses	288	294
Occupancy expense, net	595	651
State franchise tax	252	244
Marketing	163	132
Amortization of intangibles	146	126
FDIC insurance premiums	151	149
Merger-related expenses	70	1,292
Other non-interest expense	1,694	1,866
TOTAL NON-INTEREST EXPENSE	7,649	8,672
INCOME BEFORE INCOME TAXES	3,916	1,687
PROVISION FOR INCOME TAXES	1,082	364
NET INCOME	$2,834	1,323

Dividends declared per common share	$0.16	0.16
Earnings per common share:
Basic	$0.30	0.14
Diluted	0.30	0.14
Weighted average common shares outstanding:
Basic	9,312,636	9,288,400
Diluted	9,410,774	9,413,049
The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$2,834	1,323
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $763 and $493 for the three months ended March 31, 2015 and 2014, respectively)	1,480	956
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $38 and $1 for the three months ended March 31, 2015 and 2014, respectively)	(73)	3
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $14 and $1 for the three months ended March 31, 2015 and 2014, respectively)	28	2
TOTAL COMPREHENSIVE INCOME	$4,269	2,284

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2013	9,287,536	$66,785	65,475	(11,665)	(1,722)	118,873
Net income			1,323			1,323
Other comprehensive income, net of taxes					961	961
Dividend Reinvestment and Stock Purchase Plan	4,690	82				82
Compensation expense relating to stock options		7				7
Common stock dividends, $0.16 per share			(1,485)			(1,485)
Balance at March 31, 2014	9,292,226	$66,874	65,313	(11,665)	(761)	119,761

Balance at December 31, 2014	9,311,318	$67,181	69,394	(11,665)	785	125,695
Net income			2,834			2,834
Other comprehensive income, net of taxes					1,435	1,435
Dividend Reinvestment and Stock Purchase Plan	6,265	95				95
Compensation expense relating to stock options		7				7
Common stock dividends, $0.16 per share			(1,490)			(1,490)
Balance at March 31, 2015	9,317,583	$67,283	70,738	(11,665)	2,220	128,576

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,834	1,323
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	753	775
Provision for loan losses	69	81
Increase in cash surrender value of bank owned life insurance	(159)	(172)
Realized gain from sales of securities available-for-sale	(111)	4
Realized gain from sales of premises and equipment	—	(5)
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	(9)	19
Origination of mortgage loans for sale	(1,675)	(610)
Realized gains from sales of mortgage loans	(35)	(15)
Proceeds from sales of mortgage loans	1,693	620
Compensation expense related to stock options	7	7
Changes in:
Accrued income receivable	(656)	(599)
Other assets	(1,336)	309
Other liabilities	(816)	(767)
TOTAL ADJUSTMENTS	(2,275)	(353)
NET CASH FLOWS FROM OPERATING ACTIVITIES	559	970
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	6,002	26,071
Proceeds from maturities and calls of investment securities:
Available-for-sale	2,824	7,795
Held-to-maturity	207	562
Purchases of investment securities:
Available-for-sale	(22,035)	(48,672)
Held-to-maturity	(400)	(706)
Proceeds from redemption of Federal Reserve Bank stock	—	41
Net (increase) decrease in loans	(3,097)	4,749
Proceeds from redemption of bank owned life insurance	—	3,633
Proceeds from sale of other real estate owned and repossessed assets	114	137
Additions to other real estate owned	(20)	(17)
Purchases of premises and equipment	(90)	(178)
Proceeds from sale of premises and equipment	—	6
Net cash acquired from (paid for) acquisition	—	(9,115)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(16,495)	(15,694)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	27,520	33,475
Net increase (decrease) in short-term borrowings	(3,191)	1,909
Principal payments on long-term debt	(5,204)	(522)
Proceeds from issuance of common stock	16	11
Cash dividends paid on common stock	(1,411)	(1,414)
NET CASH FLOWS FROM FINANCING ACTIVITIES	17,730	33,459
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,794	18,735
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,845	14,688
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,639	33,423
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$819	784
Income taxes paid	1,000	—
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	79	213

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

The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated balance sheet as of that day.

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

Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2014 Annual Report on Form 10-K filed with the SEC.

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

On December 29, 2014, LCNB and BNB Bancorp, Inc. (“BNB”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which BNB was acquired by LCNB on April 30, 2015 in a stock and cash transaction valued at $12,574,170. Immediately following the merger of BNB into LCNB, Brookville National Bank ("Brookville"), a wholly-owned subsidiary of BNB, was merged into LCNB National Bank. Brookville operated a main office and a branch office, both in Brookville, Ohio.  These offices became branches of LCNB after the merger.

Under the terms of the Merger Agreement, the shareholders of BNB common stock are entitled to receive, for each share of BNB common stock, (i) $15.75 in cash and (ii) 2.005 LCNB common shares.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2015 and December 31, 2014 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
Available-for-Sale:
U.S. Treasury notes	$71,207	901	30	72,078
U.S. Agency notes	92,086	442	312	92,216
U.S. Agency mortgage-backed securities	30,125	473	94	30,504
Certificates of deposit	2,581	8	—	2,589
Municipal securities:
Non-taxable	79,549	1,793	130	81,212
Taxable	17,140	558	29	17,669
Mutual funds	2,491	1	11	2,481
Trust preferred securities	50	—	—	50
Equity securities	1,463	304	39	1,728
	$296,692	$4,480	645	300,527

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	22,318	441	142	22,617
Taxable	600	—	4	596
	$22,918	441	146	23,213

December 31, 2014
Available-for-Sale:
U.S. Treasury notes	$62,406	290	136	62,560
U.S. Agency notes	84,661	188	1,212	83,637
U.S. Agency mortgage-backed securities	37,838	413	219	38,032
Certificates of deposit	3,076	10	—	3,086
Municipal securities:
Non-taxable	75,727	1,972	304	77,395
Taxable	16,005	465	75	16,395
Mutual funds	2,483	—	22	2,461
Trust preferred securities	50	—	—	50
Equity securities	1,415	372	38	1,749
	$283,661	3,710	2,006	285,365

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	22,525	108	695	21,938
Taxable	200	—	—	200
	$22,725	108	695	22,138

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning available-for-sale investment securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Investment Securities Available-for-Sale:
U.S. Treasury notes	$—	—	$8,874	30
U.S. Agency notes	—	—	45,716	312
U.S. Agency mortgage-backed securities	14	—	5,353	94
Municipal securities:
Non-taxable	6,947	28	9,293	102
Taxable	—	—	2,193	29
Mutual funds	285	11	—	—
Equity securities	251	24	137	15
	$7,497	63	$71,566	582

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$838	2	4,215	140
Taxable	395	4	—	—
	$1,233	6	$4,215	140

December 31, 2014
Investment Securities Available-for-Sale:
U.S. Treasury notes	$9,141	7	$8,774	129
U.S. Agency notes	—	—	65,971	1,212
U.S. Agency mortgage-backed securities	3,795	2	11,456	217
Municipal securities:
Non-taxable	7,211	58	11,419	246
Taxable	3,117	15	3,668	60
Mutual funds	281	12	1,190	10
Trust preferred securities	50	—	—	—
Equity securities	197	29	123	9
	$23,792	123	$102,601	1,883

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$8,152	540	$4,200	155
Taxable	—	—	—	—
	$8,152	540	$4,200	155

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Management has determined that the unrealized losses at March 31, 2015 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at March 31, 2015 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,878	10,964	3,003	3,007
Due from one to five years	154,708	156,372	3,651	3,632
Due from five to ten years	93,038	94,323	4,109	4,021
Due after ten years	3,939	4,105	12,155	12,553
	262,563	265,764	22,918	23,213
U.S. Agency mortgage-backed securities	30,125	30,504	—	—
Mutual funds	2,491	2,481	—	—
Trust preferred securities	50	50	—	—
Equity securities	1,463	1,728	—	—
	$296,692	300,527	22,918	23,213

Investment securities with a market value of $188,134,000 and $175,094,000 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Proceeds from sales	$6,002	26,071
Gross realized gains	111	2
Gross realized losses	—	6

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Commercial and industrial	36,447	35,424
Commercial, secured by real estate	381,371	379,141
Residential real estate	255,926	254,087
Consumer	17,296	18,006
Agricultural	9,816	11,472
Other loans, including deposit overdrafts	678	680
	701,534	698,810
Deferred net origination costs (fees)	151	146
	701,685	698,956
Less allowance for loan losses	2,837	3,121
Loans, net	698,848	695,835

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $216 million and $212 million at March 31, 2015 and December 31, 2014, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Loans acquired from the mergers with First Capital Bancshares, Inc. in the first quarter of 2013 ("First Capital") and Eaton National are recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then-remaining contractual lives of the loans.

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
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following table provides details on acquired impaired loans obtained through the merger with Eaton National that are accounted for in accordance with FASB ASC 310-30 (in thousands):

Contractually required principal at acquisition	$23,414
Contractual cash flows not expected to be collected (nonaccretable difference)	(6,088)
Expected cash flows at acquisition	17,326
Interest component of expected cash flows (accretable discount)	(2,163)
Fair value of acquired impaired loans	$15,163

Non-accrual, past-due, and accruing restructured loans as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Non-accrual loans:
Commercial and industrial	—	—
Commercial, secured by real estate	2,823	4,277
Agricultural	148	70
Residential real estate	1,001	1,252
Total non-accrual loans	3,972	5,599
Past-due 90 days or more and still accruing	355	203
Total non-accrual and past-due 90 days or more and still accruing	4,327	5,802
Accruing restructured loans	15,091	14,269
Total	19,418	20,071

The allowance for loan losses for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2015
Allowance for loan losses:
Balance, beginning of period	$129	1,990	926	63	11	2	3,121
Provision charged to expenses	1	(37)	64	(29)	66	4	69
Losses charged off	—	(313)	(82)	(11)	—	(14)	(420)
Recoveries	1	—	26	31	—	9	67
Balance, end of period	$131	1,640	934	54	77	1	2,837

Three Months Ended March 31, 2014
Allowance for loan losses:
Balance, beginning of period	$175	2,520	826	66	—	1	3,588
Provision charged to expenses	(109)	213	(25)	(3)	—	5	81
Losses charged off	—	(203)	(119)	(23)	—	(18)	(363)
Recoveries	6	—	21	24	—	13	64
Balance, end of period	$72	2,530	703	64	—	1	3,370

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
March 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$9	317	102	—	—	—	428
Collectively evaluated for impairment	122	1,301	832	54	10	1	2,320
Acquired credit impaired loans	—	22	—	—	67	—	89
Balance, end of period	$131	1,640	934	54	77	1	2,837

Loans:
Individually evaluated for impairment	$393	12,765	1,737	53	—	—	14,948
Collectively evaluated for impairment	34,731	355,866	251,211	17,264	9,635	146	668,853
Acquired credit impaired loans	1,337	12,391	3,383	60	181	532	17,884
Balance, end of period	$36,461	381,022	256,331	17,377	9,816	678	701,685

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$10	415	89	—	—	—	514
Collectively evaluated for impairment	119	1,273	836	63	11	2	2,304
Acquired credit impaired loans	—	302	1	—	—	—	303
Balance, end of period	$129	1,990	926	63	11	2	3,121

Loans:
Individually evaluated for impairment	$401	13,022	1,701	55	—	—	15,179
Collectively evaluated for impairment	33,941	352,774	249,374	17,954	11,371	167	665,581
Acquired credit impaired loans	1,092	12,984	3,425	81	101	513	18,196
Balance, end of period	$35,434	378,780	254,500	18,090	11,472	680	698,956

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

Agricultural Loans.  LCNB’s portfolio of agricultural loans includes loans for financing agricultural production or for financing the purchase of equipment used in the production of agricultural products.  LCNB’s agricultural loans are generally secured by farm machinery, livestock, crops, vehicles, or other agricultural related collateral.

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

A breakdown of the loan portfolio by credit quality indicators at March 31, 2015 and December 31, 2014 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2015
Commercial & industrial	$35,054	—	1,407	—	36,461
Commercial, secured by real estate	356,497	5,937	18,588	—	381,022
Residential real estate	249,879	1,207	5,245	—	256,331
Consumer	17,277	—	100	—	17,377
Agricultural	9,548	—	268	—	9,816
Other	678	—	—	—	678
Total	$668,933	7,144	25,608	—	701,685

December 31, 2014
Commercial & industrial	$34,322	—	1,112	—	35,434
Commercial, secured by real estate	353,957	6,421	18,402	—	378,780
Residential real estate	246,335	920	7,245	—	254,500
Consumer	17,979	—	111	—	18,090
Agricultural	11,273	—	199	—	11,472
Other	680	—	—	—	680
Total	$664,546	7,341	27,069	—	698,956

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at March 31, 2015 and December 31, 2014 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
March 31, 2015
Commercial & industrial	$—	—	—	—	36,461	36,461	—
Commercial, secured by real estate	276	303	2,896	3,475	377,547	381,022	72
Residential real estate	634	21	921	1,576	254,755	256,331	263
Consumer	72	29	20	121	17,256	17,377	20
Agricultural	—	2	121	123	9,693	9,816	—
Other	79	—	—	79	599	678	—
Total	$1,061	355	3,958	5,374	696,311	701,685	355

December 31, 2014
Commercial & industrial	$4	—	—	4	35,430	35,434	—
Commercial, secured by real estate	1,000	83	3,179	4,262	374,518	378,780	9
Residential real estate	648	297	1,289	2,234	252,266	254,500	177
Consumer	59	28	17	104	17,986	18,090	17
Agricultural	73	70	—	143	11,329	11,472	—
Other	106	—	—	106	574	680	—
Total	$1,890	478	4,485	6,853	692,103	698,956	203

 Impaired loans, including acquired credit impaired loans, at March 31, 2015 and December 31, 2014 are as follows (in thousands):

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2015
With no related allowance recorded:
Commercial & industrial	$1,354	2,337	—
Commercial, secured by real estate	21,232	25,566	—
Residential real estate	4,241	5,758	—
Consumer	95	156	—
Agricultural	60	228	—
Other	532	743	—
Total	$27,514	34,788	—

With an allowance recorded:
Commercial & industrial	$376	376	9
Commercial, secured by real estate	3,924	4,447	339
Residential real estate	879	974	102
Consumer	18	18	—
Agricultural	121	403	67
Other	—	—	—
Total	$5,318	6,218	517

Total:
Commercial & industrial	$1,730	2,713	9
Commercial, secured by real estate	25,156	30,013	339
Residential real estate	5,120	6,732	102
Consumer	113	174	—
Agricultural	181	631	67
Other	532	743	—
Total	$32,832	41,006	517

December 31, 2014
With no related allowance recorded:
Commercial & industrial	$1,092	2,077	—
Commercial, secured by real estate	21,822	26,715	—
Residential real estate	4,057	5,549	—
Consumer	117	178	—
Agricultural	101	619	—
Other	513	744	—
Total	$27,702	35,882	—

With an allowance recorded:
Commercial & industrial	$401	406	10
Commercial, secured by real estate	4,184	4,538	717
Residential real estate	1,069	1,265	90
Consumer	19	20	—
Total	$5,673	6,229	817

Total:
Commercial & industrial	$1,493	2,483	10
Commercial, secured by real estate	26,006	31,253	717
Residential real estate	5,126	6,814	90
Consumer	136	198	—
Agricultural	101	619	—
Other	513	744	—
Total	$33,375	42,111	817

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three months ended March 31, 2015 and 2014 (in thousands):

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31,
With no related allowance recorded:
Commercial & industrial	$1,232	35	164	—
Commercial, secured by real estate	21,608	362	10,587	82
Residential real estate	4,326	82	845	9
Consumer	107	4	3	—
Agricultural	20	97	—	—
Other	522	19	—	—
Total	$27,815	599	11,599	91

With an allowance recorded:
Commercial & industrial	$380	5	—	—
Commercial, secured by real estate	3,989	27	4,076	27
Residential real estate	944	10	1,191	11
Consumer	18	1	17	—
Agricultural	121	—	—	—
Other	—	—	—	—
Total	$5,452	43	5,284	38

Total:
Commercial & industrial	$1,612	40	164	—
Commercial, secured by real estate	25,597	389	14,663	109
Residential real estate	5,270	92	2,036	20
Consumer	125	5	20	—
Agricultural	141	97	—	—
Other	522	19	—	—
Total	$33,267	642	16,883	129

Of the interest income recognized on impaired loans during the three months ended March 31, 2015 and 2014, approximately $11,000 and $1,000, respectively, were recognized on a cash basis.

Loan modifications that were classified as troubled debt restructurings during the three months ended March 31, 2015 and 2014 are as follows (dollars in thousands):

	2015			2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended March 31,
Commercial & industrial	—	$—	—	1	$10	10
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	3	87	87	—	—	—
Consumer	—	—	—	1	2	2
Total	3	$87	87	2	$12	12

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

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three months ended March 31, 2015 and 2014.

Note 5 - Acquired Credit Impaired Loans

The following table provides at March 31, 2015 and December 31, 2014 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	March 31, 2015	December 31, 2014
Commercial & industrial	$1,337	1,092
Commercial, secured by real estate	12,391	12,984
Residential real estate	3,383	3,425
Consumer	60	81
Agricultural	181	101
Other loans, including deposit overdrafts	532	513
	17,884	18,196
Less allowance for loan losses	89	303
Loans, net	17,795	17,893

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
Outstanding balance	$26,165	26,697
Carrying amount	17,884	18,196

Activity during the three months ended March 31, 2015 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

Accretable discount at December 31, 2014	$2,674
Reclass from nonaccretable discount to accretable discount	17
Less disposals	(1)
Less accretion	(199)
Accretable discount at March 31, 2015	$2,491

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in "other assets" in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of year	$1,370	1,463
Additions	99	230
Additions due to merger	—	262
Reductions due to sales	(105)	(151)
Reductions due to valuation write downs	—	(5)
Balance, end of period	$1,364	1,799

Other real estate owned at March 31, 2015 and December 31, 2014 consisted of (dollars in thousands):

	March 31, 2015	December 31, 2014
Commercial real estate	$1,265	$1,265
Residential real estate	99	105
	$1,364	$1,370

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at March 31, 2015 was $379,000.

Note 7 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended March 31,
	2015	2014
Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(5.5)%	(12.7)%
Tax exempt income on bank owned life insurance	(1.4)%	(3.5)%
Other, net	0.5%	3.8%
Effective tax rate	27.6%	21.6%

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

The Bounce Protection product, a customer deposit overdraft program, is offered as a service and does not constitute a contract between the customer and LCNB.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Commitments to extend credit:
Commercial loans	$8,768	5,152
Other loans
Fixed rate	8,177	877
Adjustable rate	3,477	2,011
Unused lines of credit:
Fixed rate	4,947	6,496
Adjustable rate	68,193	67,981
Unused overdraft protection amounts on demand and NOW accounts	10,128	10,206
Standby letters of credit	488	563
Commitments to purchase municipal securities	1,243	—
	$105,421	93,286

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2015 totaled approximately $105,000.

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

Note 9 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
March 31, 2015
Balance at beginning of period	$1,126	(341)	785
Before reclassifications	1,480	28	1,508
Reclassifications	(73)	—	(73)
Balance at end of period	$2,533	(313)	2,220

March 31, 2014
Balance at beginning of period	$(1,641)	(81)	(1,722)
Before reclassifications	956	2	958
Reclassifications	3	—	3
Balance at end of period	$(682)	(79)	(761)

Reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2015 and 2014 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2015	2014
Realized gain on sale of securities	$111	(4)	Net gain on sale of securities
Less provision for income taxes	38	(1)	Provision for income taxes
Reclassification adjustment, net of taxes	$73	(3)

Note 10 – Retirement Plans

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three-month periods ended March 31, 2015 and 2014 are as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Qualified noncontributory defined benefit retirement plan	$270	207
401(k) plan	87	78

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$9	17
Interest cost	17	15
Amortization of unrecognized net loss	42	—
Amortization of unrecognized prior service cost	—	4
Net periodic pension cost	$68	36

Amounts recognized in accumulated other comprehensive income, net of tax, at March 31, 2015 and December 31, 2014 for the nonqualified defined benefit retirement plan consists of (in thousands):

	March 31, 2015	December 31, 2014
Net actuarial loss	$311	339

Note 11 - Stock Based Compensation

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Stock Based Compensation (continued)

Stock options outstanding at March 31, 2015 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	20,994	$9.00	3.8	20,994	$9.00	3.8
$11.00 - $12.99	63,354	12.05	5.3	52,806	12.02	5.1
$17.00 - $18.99	12,962	18.41	1.4	12,962	18.41	1.4
	97,310	12.24	4.5	86,762	12.24	4.2

The following table summarizes stock option activity for the periods indicated:

	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1	99,810	$12.16	104,966	$12.43
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(2,500)	9.00	(5,156)	17.66
Outstanding, March 31	97,310	12.24	99,810	12.16
Exercisable, March 31	86,762	12.24	78,705	12.17

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at March 31, 2015 that were "in the money" (market price greater than exercise price) was $338,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $305,000.  The aggregate intrinsic value for options outstanding at March 31, 2014 that were in the money was $528,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $418,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Total expenses related to options included in salaries and employee benefits in the consolidated statements of income for the three months ended March 31, 2015 and 2014 was $7,000 and $7,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three months ended March 31, 2015 and 2014 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2015	2014
Net income	$2,834	1,323
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,312,636	9,288,400
Add dilutive effect of:
Stock options	16,203	21,769
Stock warrants	81,935	102,880
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,410,774	9,413,049
Earnings per common share:
Basic	$0.30	0.14
Diluted	0.30	0.14

Options to purchase 12,962 and 18,118 shares of common stock at a weighted average price of $18.41 and $18.19 per share were outstanding at March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

Note 13 - Fair Value Measurements

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
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$72,078	72,078	—	—
U.S. Agency notes	92,216	—	92,216	—
U.S. Agency mortgage-backed securities	30,504	—	30,504	—
Certificates of deposit with other banks	2,589	—	2,589	—
Municipal securities:
Non-taxable	81,212	—	81,212	—
Taxable	17,669	—	17,669	—
Mutual funds	2,481	1,481	1,000	—
Trust preferred securities	50	50	—	—
Equity securities	1,728	1,728	—	—
Total recurring fair value measurements	$300,527	75,337	225,190	—
Nonrecurring fair value measurements:
Impaired loans	$4,801	—	—	4,801
Other real estate owned and repossessed assets	1,364	—	—	1,364
Total nonrecurring fair value measurements	$6,165	—	—	6,165

December 31, 2014
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$62,560	62,560	—	—
U.S. Agency notes	83,637	—	83,637	—
U.S. Agency mortgage-backed securities	38,032	—	38,032	—
Certificates of deposit with other banks	3,086	—	3,086	—
Municipal securities:
Non-taxable	77,395	—	77,395	—
Taxable	16,395	—	16,395	—
Mutual funds	2,461	1,461	1,000	—
Trust preferred securities	50	50	—	—
Equity securities	1,749	1,749	—	—
Total recurring fair value measurements	$285,365	65,820	219,545	—
Nonrecurring fair value measurements:
Impaired loans	$4,872	—	—	4,872
Other real estate owned and repossessed assets	1,370	—	—	1,370
Total nonrecurring fair value measurements	$6,242	—	—	6,242

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at March 31, 2015 and December 31, 2014 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
March 31, 2015:
Impaired loans	$4,801	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	10.50%	4.00%	5.22%
Other real estate owned	1,364	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2014:
Impaired loans	$4,872	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	10.50%	4.00%	5.36%
Other real estate owned	$1,370	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
FINANCIAL ASSETS:
Cash and cash equivalents	$17,639	17,639	17,639	—	—
Investment securities, held-to-maturity	22,918	23,213	—	—	23,213
Federal Reserve Bank stock	2,346	2,346	2,346	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	698,848	704,705	—	—	704,705

FINANCIAL LIABILITIES:
Deposits	973,725	974,851	765,791	209,060	—
Short-term borrowings	13,454	13,454	13,454	—	—
Long-term debt	6,153	6,667	—	6,667	—

December 31, 2014
FINANCIAL ASSETS:
Cash and cash equivalents	$15,845	15,845	15,845	—	—
Investment securities, held-to-maturity	22,725	22,138	—	—	22,138
Federal Reserve Bank stock	2,346	2,346	2,346	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	695,835	699,715	—	—	699,715

FINANCIAL LIABILITIES:
Deposits	946,205	947,541	731,766	215,775	—
Short-term borrowings	16,645	16,645	16,645	—	—
Long-term debt	11,357	11,944	—	11,944	—

The fair value of off-balance-sheet financial instruments at March 31, 2015 and December 31, 2014 was not material.

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
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

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

Note 14 – Recent Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Update ("ASU") No. 2014-01, "Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-01 was issued in January 2014 and provides guidance on accounting for investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. Entities are permitted to make an accounting policy election to account for such investments using the proportional amortization method, as defined, if certain enumerated conditions are met. Under the proportional amortization method, an investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Investments not accounted for using the proportional amortization method should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. ASU No. 2014-01 was effective for public companies for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and is to be applied retrospectively to all periods presented. LCNB currently does not have any investments in qualified affordable housing projects and adoption of ASU No. 2014-01 did not have a material impact on LCNB's results of operations or financial position.

ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-04 was issued in January 2014 and clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the update requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate properties that are in the process of foreclosure. ASU No. 2014-04 was effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Adoption of ASU No. 2014-04 did not have a material impact on LCNB's results of operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Recent Accounting Pronouncements (continued)

ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity"
ASU No. 2014-08 was issued in April 2014 and changes the criteria for reporting discontinued operations and provides for expanded disclosures in this area. The new guidance provides that only disposals representing a strategic shift in operations should be presented as discontinued operations and that these strategic shifts should have a major effect on an organization's operations and financial results. ASU No. 2014-08 was effective in the first quarter of 2015 for public companies with calendar year-ends.

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

Additional disclosures are required. ASU No. 2014-11 was effective for public business entities for the first interim or annual period beginning after December 15, 2014. Changes in accounting for transactions outstanding on the effective date are to be recorded as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Since LCNB already accounts for repurchase agreements as borrowings, this update did not have a material impact on LCNB's results of operation or financial position.

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
(Unaudited)
(Continued)

Note 14 – Recent Accounting Pronouncements (continued)

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

ASU No. 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-14 was issued in August 2014 and affects creditors with government-guaranteed residential mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. ASU No. 2014-14 requires that a residential mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions described in the update are met. The amendments in ASU No. 2014-14 were effective for public business entities for annual periods, and interim periods within such periods, starting after December 15, 2014. LCNB currently does not hold any government-guaranteed residential mortgage loans and adoption of ASU No. 2014-14 did not have a material impact on LCNB's results of operations or financial position.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Recent Accounting Pronouncements (continued)

ASU No. 2014-17, "Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2014-17 was issued in November 2014 and applies to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The update allows an acquired entity the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurred, an acquired entity has the option to apply pushdown accounting in a subsequent reporting period provided the change in considered a change in accounting principle in accordance with Topic 250, "Accounting Changes and Error Corrections." Certain disclosures are required if pushdown accounting is elected. An election to apply pushdown accounting is irrevocable. ASU No. 2014-17 was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. LCNB currently does not have any subsidiaries issuing separate financial statements and adoption of ASU No. 2014-17 did not have a material impact on LCNB's results of operations or financial position.

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

ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs"
ASU No. 2015-03 was issued in April 2015 and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU No. 2015-03 is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Adoption of ASU No. 2015-03 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement"
ASU No. 2015-05 was issued in April 2015 and provides guidance to customers about whether a cloud computing arrangement includes a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Adoption of ASU No. 2015-05 is not expected to have a material impact on LCNB's results of operations or financial position.

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

Accounting for Intangibles.  LCNB’s intangible assets at March 31, 2015 are composed primarily of goodwill and core deposit intangibles related to the acquisitions of Sycamore National Bank ("Sycamore") during the fourth quarter 2007, First Capital during the first quarter 2013, and Eaton National during the first quarter 2014. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible for Sycamore was amortized on a straight line basis over six years.  The core deposit intangible for First Capital is being amortized on a straight line basis over nine years and the core deposit intangible for Eaton National is being amortized on a straight line basis over eight years. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations
Net income for the three months ended March 31, 2015 was $2,834,000 (total basic and diluted earnings per share of $0.30), compared to net income of $1,323,000 (total basic and diluted earnings per common share of $0.14) for the same three-month period in 2014. Results for 2014 were significantly affected by the completion of the acquisition of Eaton National on January 24, 2014.

Net interest income for the three months ended March 31, 2015 increased $965,000 from the comparative period in 2014 due primarily to an increase in the volume of average interest earning assets, primarily loans, and to an increase in the net interest margin.

The provision for loan losses for the three months ended March 31, 2015 was $12,000 less than the comparable period in 2014.
Net loan charge-offs for the first quarter of 2015 and 2014 totaled $353,000 and $299,000, respectively. Non-accrual loans and loans past due 90 days or more and still accruing interest totaled $4,327,000 or 0.62% of total loans at March 31, 2015, compared to $5,802,000 or 0.83% of total loans at December 31, 2014. Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure) totaled $1,364,000 and $1,370,000 at March 31, 2015 and 2014,
respectively.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest income for the three months ended March 31, 2015 was $229,000 greater than the comparable period in 2014 primarily due to increases in trust income and gains from sales of investment securities. The increase in trust income was due to growth in the fair value of assets serviced. The increase in gains from sales of investment securities was due to a higher volume of sales during the 2015 period.

Non-interest expense for the three months ended March 31, 2015 was $1,023,000 less than the comparable periods in 2014 primarily due to the absence of an acquisition during the first quarter 2015. Merger-related expense for 2015 was $1,222,000 less than for the same period in 2014. This decrease was partially offset by a $372,000 increase in salaries and employee benefits primarily due to routine salary and wage increases, an increase in the number of employees, and to increased retirement plan expenses.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2015 and 2014, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$699,959	8,540	4.95%	$647,535	7,696	4.82%
Interest-bearing demand deposits	8,834	4	0.18%	13,892	8	0.23%
Federal Reserve Bank stock	2,346	—	—%	1,603	—	—%
Federal Home Loan Bank stock	3,638	37	4.12%	3,368	37	4.46%
Investment securities:
Taxable	207,179	856	1.68%	199,723	891	1.81%
Non-taxable (2)	100,116	989	4.01%	98,097	979	4.05%
Total earnings assets	1,022,072	10,426	4.14%	964,218	9,611	4.04%
Non-earning assets	106,124			110,352
Allowance for loan losses	(2,870)			(3,372)
Total assets	$1,125,326			$1,071,198

Interest-bearing deposits	$762,189	682	0.36%	$736,604	809	0.45%
Short-term borrowings	13,824	4	0.12%	10,814	3	0.11%
Long-term debt	6,598	76	4.67%	11,821	103	3.53%
Total interest-bearing liabilities	782,611	762	0.39%	759,239	915	0.49%
Demand deposits	207,469			185,447
Other liabilities	7,638			6,553
Capital	127,608			119,959
Total liabilities and capital	$1,125,326			$1,071,198
Net interest rate spread (3)			3.75%			3.55%
Net interest income and net interest margin on a taxable-equivalent basis (4)		9,664	3.83%		8,696	3.66%
Ratio of interest-earning assets to interest-bearing liabilities	130.60%			127.00%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2015 as compared to the same period in 2014.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2015 vs. 2014 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$636	208	844
Federal funds sold	—	—	—
Interest-bearing demand deposits	(3)	(1)	(4)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	3	(3)	—
Investment securities:
Taxable	32	(67)	(35)
Non-taxable	20	(10)	10
Total interest income	688	127	815
Interest-bearing Liabilities:
Deposits	(18)	(109)	(127)
Short-term borrowings	1	—	1
Long-term debt	(54)	27	(27)
Total interest expense	(71)	(82)	(153)
Net interest income	$759	209	968

Net interest income on a fully tax-equivalent basis for the three months ended March 31, 2015 totaled $9,664,000, an increase of $968,000 over the comparable period in 2014.  Total interest income increased $815,000 and total interest expense decreased $153,000.

The increase in total interest income was primarily due to a $57.9 million increase in average total earning assets and secondarily due to a 10 basis point (a basis point equals 0.01%) increase in the average rate earned on earning assets. The increase in average total earning assets was due to a $52.4 million increase in average loans and to a $9.5 increase in average total investment securities.

The decrease in total interest expense was due to a 10 basis point decrease in the average rate paid on interest-bearing liabilities and to a $5.2 million decrease in average long-term debt and to an $8.5 million decrease in average IRA and time certificates. Average interest-bearing deposits increased despite the decrease in IRA and time certificates due to increases in the average balances of savings, NOW, and money fund deposits. Average long-term debt decreased due to the payment in full during January 2015 of a $5.0 million advance from the Federal Home Loan Bank of Cincinnati.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three months ended March 31, 2015 and 2014 were $69,000 and $81,000, respectively.  Net charge-offs for the three months ended March 31, 2015 and 2014 were $353,000 and $299,000, respectively.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income
Total non-interest income for the first quarter 2015 was $229,000 greater than for the first quarter 2014 primarily due to a $145,000 increase in trust income and to a $115,000 increase in net gains from sales of securities. The increase in trust income reflects growth in the fair value of assets managed. The increase in net gains from sales of securities reflects and increase in the volume of securities sold.

Non-Interest Expense
Non-interest expense for the first quarter 2015 was $1,023,000 less than for the first quarter 2014 primarily due to a $1,222,000 decrease in merger-related expenses, reflecting the absence of an acquisition during the first quarter 2015. This decrease was partially offset by a $372,000 increase in salaries and employee benefits primarily due to routine salary and wage increases, and increase in the number of employees, and to increased retirement plan expenses.

Income Taxes
LCNB's effective tax rates for the three months ended March 31, 2015 and 2014 were 27.6% and 21.6%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
Total assets increased at March 31, 2015 were $21.4 million greater than at December 31, 2014 primarily due to a $15.4 increase in total investment securities. Net loans at March 31, 2015 were $3.0 million greater than at December 31, 2014 primarily due to new loan origination.

Total deposits at March 31, 2015 were $27.5 million greater than at December 31, 2014. Included in this increase was a $23.5 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.

Regulatory Capital
The Bank and LCNB are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings net of treasury stock, accumulated other comprehensive income, and other adjustments. These three ratios, which are based on the degree of credit risk in LCNB's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and standby letters of credit.  The leverage ratio supplements the risk-based capital guidelines.

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy.

	Minimum Requirement	To Be Considered Well-Capitalized
Ratio of Common Equity Tier 1 Capital to risk-weighted assets	4.5%	6.5%
Ratio of Tier 1 Capital to risk-weighted assets	6.0%	8.0%
Ratio of Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets	8.0%	10.0%
Leverage Ratio (Tier 1 Capital to adjusted quarterly average total assets)	4.0%	5.0%

A new rule requiring a Capital Conservation Buffer will begin phase-in on January 1, 2016. Under the fully-implemented rule, a financial institution will need to maintain a Capital Conservation Buffer composed of Common Equity Tier 1 Capital of at least 2.5% above its minimum risk-weighted capital requirements to avoid limitations on its ability to make capital distributions, including dividend payments to shareholders and certain discretionary bonus payments to executive officers. A financial institution with a buffer below 2.5% will be subject to increasingly stringent limitations on capital distributions as the buffer approaches zero.

As of the most recent notification from their regulators, the Bank and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's or LCNB's category.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Regulatory Capital:
Shareholders' equity	$128,576	125,695
Goodwill and other intangibles	(29,255)	(31,886)
Accumulated other comprehensive (income) loss	(2,220)	(785)
Tier 1 risk-based capital	97,101	93,024
Eligible allowance for loan losses	2,837	3,121
Total risk-based capital	$99,938	96,145
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.92%	N/A
Tier 1 Capital to risk-weighted assets	13.92%	13.92%
Total Capital to risk-weighted assets	14.33%	14.38%
Leverage	8.88%	8.53%

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At March 31, 2015, LCNB's liquid assets amounted to $318.2 million or 28.2% of total assets.  This compares to liquid assets totaling $301.2 million or 27.2% of total assets at December 31, 2014.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 82.5% of total deposits at March 31, 2015 were "core" deposits, compared to 84.3% of deposits at December 31, 2014. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2015 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$39,307	3,076	8.49%
Up 200	38,268	2,037	5.62%
Up 100	37,241	1,010	2.79%
Base	36,231	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2015 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$134,229	(2,161)	(1.58)%
Up 200	134,378	(2,012)	(1.48)%
Up 100	134,654	(1,736)	(1.27)%
Base	136,390	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2015, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARIES

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

No material changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period of this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

During the period covered by this report, LCNB did not purchase any shares of its equity securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
2.1	Stock Purchase Agreement dated as of October 28, 2013 by and between LCNB Corp. and Colonial Banc Corp. – incorporated by reference to the Registrant's Form 8-K filed on October 28, 2013, Exhibit 2.1.

2.2
Agreement and Plan of Merger dated as of December 29, 2014 by and between LCNB Corp. and BNB Bancorp, Inc. - incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 2, 2015, Exhibit 2.1.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 4, 2015	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

May 4, 2015	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer