Form 10-Q
period 2015-06-30
LCNB CORP
filed 2015-08-07
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 6, 2015 was 9,897,475 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Cash and due from banks	$21,195	14,235
Interest-bearing demand deposits	6,718	1,610
Total cash and cash equivalents	27,913	15,845
Investment securities:
Available-for-sale, at fair value	347,860	285,365
Held-to-maturity, at cost	24,677	22,725
Federal Reserve Bank stock, at cost	2,476	2,346
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	751,857	695,835
Premises and equipment, net	22,591	20,733
Goodwill	30,187	27,638
Core deposit and other intangibles	5,817	4,780
Bank owned life insurance	22,250	21,936
Other assets	10,097	7,225
TOTAL ASSETS	$1,249,363	1,108,066
LIABILITIES:
Deposits:
Noninterest-bearing	$228,743	213,303
Interest-bearing	855,290	732,902
Total deposits	1,084,033	946,205
Short-term borrowings	12,731	16,645
Long-term debt	6,085	11,357
Accrued interest and other liabilities	8,816	8,164
TOTAL LIABILITIES	1,111,665	982,371
SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value, authorized 12,000,000 shares, issued 10,650,531 and 10,064,945 shares at June 30, 2015 and December 31, 2014, respectively	76,607	67,181
Retained earnings	72,281	69,394
Treasury shares at cost, 753,627 shares at June 30, 2015 and December 31, 2014	(11,665)	(11,665)
Accumulated other comprehensive income, net of taxes	475	785
TOTAL SHAREHOLDERS' EQUITY	137,698	125,695
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,249,363	1,108,066

The accompanying notes to consolidated financial statements are an integral part of these statements.

The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$9,492	8,144	18,032	15,840
Interest on investment securities:
Taxable	1,033	1,026	1,889	1,917
Non-taxable	702	657	1,355	1,303
Other investments	121	99	162	144
TOTAL INTEREST INCOME	11,348	9,926	21,438	19,204
INTEREST EXPENSE:
Interest on deposits	671	814	1,353	1,623
Interest on short-term borrowings	4	5	8	8
Interest on long-term debt	73	101	149	204
TOTAL INTEREST EXPENSE	748	920	1,510	1,835
NET INTEREST INCOME	10,600	9,006	19,928	17,369
PROVISION FOR LOAN LOSSES	677	255	746	336
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,923	8,751	19,182	17,033
NON-INTEREST INCOME:
Trust income	852	728	1,652	1,383
Service charges and fees on deposit accounts	1,234	1,252	2,341	2,374
Net gain (loss) on sales of securities	221	—	332	(4)
Bank owned life insurance income	155	170	314	342
Gains from sales of loans	219	53	254	68
Other operating income	150	98	244	215
TOTAL NON-INTEREST INCOME	2,831	2,301	5,137	4,378
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,381	3,956	8,671	7,874
Equipment expenses	302	345	590	639
Occupancy expense, net	584	514	1,179	1,165
State franchise tax	250	239	502	483
Marketing	220	197	383	329
Amortization of intangibles	175	148	321	274
FDIC insurance premiums	145	160	296	309
Merger-related expenses	522	70	592	1,362
Other non-interest expense	1,847	1,971	3,541	3,837
TOTAL NON-INTEREST EXPENSE	8,426	7,600	16,075	16,272
INCOME BEFORE INCOME TAXES	4,328	3,452	8,244	5,139
PROVISION FOR INCOME TAXES	1,205	841	2,287	1,205
NET INCOME	$3,123	2,611	5,957	3,934

Dividends declared per common share	$0.16	0.16	0.32	0.32
Earnings per common share:
Basic	$0.33	0.28	0.63	0.42
Diluted	0.32	0.28	0.62	0.42
Weighted average common shares outstanding:
Basic	9,694,732	9,293,382	9,504,739	9,290,905
Diluted	9,804,728	9,402,343	9,609,050	9,407,964
The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,123	2,611	5,957	3,934
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $838 and $822 for the three months ended June 30, 2015 and 2014, respectively and $75 and $1,315 for six months ended June 30, 2015 and 2014 respectively)	(1,627)	1,598	(147)	2,554
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $75 and $0 for the three months ended June 30, 2015 and 2014, respectively and $113 and $1 for the six months ended June 30, 2015 and 2014 respectively)	(146)	—	(219)	3
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $15 and $0 for the three months ended June 30, 2015 and 2014, respectively and $29 and $1 for the six months ended June 30, 2015 and 2014 respectively)	28	1	56	3
TOTAL COMPREHENSIVE INCOME	$1,378	4,210	5,647	6,494

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2013	9,287,536	$66,785	65,475	(11,665)	(1,722)	118,873
Net income			3,934			3,934
Other comprehensive income, net of taxes					2,560	2,560
Dividend Reinvestment and Stock Purchase Plan	10,734	176				176
Compensation expense relating to stock options		13				13
Common stock dividends, $0.32 per share			(2,972)			(2,972)
Balance at June 30, 2014	9,298,270	$66,974	66,437	(11,665)	838	122,584

Balance at December 31, 2014	9,311,318	$67,181	69,394	(11,665)	785	125,695
Net income			5,957			5,957
Other comprehensive loss, net of taxes					(310)	(310)
Dividend Reinvestment and Stock Purchase Plan	12,005	188				188
Acquisition of BNB Bancorp, Inc.	560.132	9,063				9,063
Exercise of stock options	13,449	152				152
Excess tax benefit on exercise of stock options		13				13
Compensation expense relating to stock options		10				10
Common stock dividends, $0.32 per share			(3,070)			(3,070)
Balance at June 30, 2015	9,896,904	$76,607	72,281	(11,665)	475	137,698

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,957	3,934
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,257	1,482
Provision for loan losses	746	336
Increase in cash surrender value of bank owned life insurance	(314)	(342)
Realized gain (loss) from sales of securities available-for-sale	(332)	4
Realized gain from sales of premises and equipment	—	(7)
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	(9)	68
Origination of mortgage loans for sale	(3,594)	(3,480)
Realized gains from sales of loans	(254)	(68)
Proceeds from sales of mortgage loans	3,633	3,514
Compensation expense related to stock options	10	13
Changes in:
Accrued income receivable	(66)	56
Other assets	(2,671)	(532)
Other liabilities	651	(534)
TOTAL ADJUSTMENTS	(943)	510
NET CASH FLOWS FROM OPERATING ACTIVITIES	5,014	4,444
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	54,955	26,071
Proceeds from maturities and calls of investment securities:
Available-for-sale	10,858	19,863
Held-to-maturity	1,471	3,006
Purchases of investment securities:
Available-for-sale	(70,922)	(76,330)
Held-to-maturity	(3,413)	(10,526)
Purchase of Federal Reserve Bank stock	—	(743)
Proceeds from redemption of Federal Reserve Bank stock	—	41
Proceeds from sale of impaired loans	4,559	—
Net increase in loans	(26,123)	(2,252)
Proceeds from redemption of bank owned life insurance	—	3,633
Proceeds from sale of other real estate owned and repossessed assets	114	203
Additions to other real estate owned	(20)	(17)
Purchases of premises and equipment	(231)	(770)
Proceeds from sale of premises and equipment	21	38
Net cash acquired from (paid for) acquisition	8,993	(9,115)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(19,738)	(46,898)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	38,695	35,822
Net (decrease) increase in short-term borrowings	(3,914)	14,217
Principal payments on long-term debt	(5,272)	(596)
Proceeds from issuance of common stock	28	24
Proceeds and excess tax benefit from exercise of stock options	165	—
Cash dividends paid on common stock	(2,910)	(2,820)
NET CASH FLOWS FROM FINANCING ACTIVITIES	26,792	46,647
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,068	4,193
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,845	14,688
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,913	18,881
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,542	1,710
Income taxes paid	2,450	1,700
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	79	435

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

Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2014 Annual Report on Form 10-K filed with the SEC.

Note 2 – Acquisitions

On December 29, 2014, LCNB and BNB Bancorp, Inc. (“BNB”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which BNB was acquired by LCNB on April 30, 2015. Immediately following the merger of BNB into LCNB, Brookville National Bank ("Brookville"), a wholly-owned subsidiary of BNB, was merged into LCNB National Bank. Brookville operated a main office and a branch office, both in Brookville, Ohio.  These offices became branches of the Bank after the merger.

Under the terms of the Merger Agreement, the shareholders of BNB common stock received, for each share of BNB common stock, (i) $15.75 in cash and (ii) 2.005 LCNB common shares.

On October 28, 2013, LCNB and Colonial Banc Corp. (“Colonial”) entered into a Stock Purchase Agreement (“Purchase Agreement”) pursuant to which LCNB purchased from Colonial on January 24, 2014 all of the issued and outstanding shares of Eaton National Bank & Trust Co. ("Eaton National"). Immediately following the acquisition, Eaton National was merged into the Bank.  Eaton National operated five full–service branches with a main office and another facility in Eaton, Ohio and branch offices in each of West Alexandria, Ohio, New Paris, Ohio, and Lewisburg, Ohio.  These offices became branches of the Bank after the merger.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisitions (continued)

The mergers with BNB and Eaton National were accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the respective merger dates, as summarized in the following table (in thousands):

	BNB	Eaton National
Consideration Paid:
Common shares issued	$9,063	—
Cash paid to shareholder(s)	4,403	24,750
Total consideration paid	13,466	24,750

Identifiable Assets Acquired:
Cash and cash equivalents	13,396	15,635
Investment securities	58,239	35,859
Federal Reserve Bank stock	130	41
Federal Home Loan Bank stock	—	784
Loans	34,661	115,944
Premises and equipment	2,311	1,314
Bank owned life insurance	—	3,618
Core deposit intangible	1,418	2,466
Other real estate owned	—	262
Other assets	527	1,624
Total identifiable assets acquired	110,682	177,547

Liabilities Assumed:
Deposits	99,133	165,335
Short-term borrowings	—	651
Deferred income taxes	576	—
Other liabilities	57	263
Total liabilities assumed	99,766	166,249

Total Identifiable Net Assets Acquired	10,916	11,298

Goodwill resulting from merger	2,550	13,452

The amount of goodwill recorded reflects LCNB's entrance into new markets and related synergies that are expected to result from the acquisitions and represent the excess purchase price over the estimated fair value of the net assets acquired.  The goodwill will not be amortizable on LCNB's financial records, but is deductible for tax purposes.  The core deposit intangible for BNB and Eaton National is being amortized over nine and eight years, respectively, using the straight-line method.

Prior to the end of the one-year measurement period for finalizing the purchase allocation for BNB, if information becomes available which would indicate adjustments to the purchase price allocation, such adjustments will be included in the purchase price retrospectively.

Direct costs related to the acquisitions were expensed as incurred and are recorded as a merger-related expense in the consolidated statements of income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisitions (continued)

The results of operations are included in the consolidated statement of income from the dates of the mergers.  The estimated amount of BNB revenue (net interest income plus non-interest income) and net income, excluding merger-related expenses, included in LCNB's consolidated statement of income for the three and six months ended June 30, 2015 were as follows (in thousands):

	Three Months	Six Months
Total revenue	$325	325
Net income	65	65

The following table presents unaudited pro forma information as if the merger with BNB had occurred on January 1, 2014 (in thousands).  This pro forma information gives effect to certain adjustments, including acquisition accounting fair value adjustments, amortization of the core deposit intangible, and related income tax effects.  It does not include merger-related expenses.  The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with BNB occurred in 2014.  In particular, expected operational cost savings are not reflected in the pro forma amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue	$13,620	11,999	25,892	23,123
Net income	3,127	2,692	6,377	4,096
Basic earnings per common share	0.32	0.28	0.65	0.42
Diluted earnings per common share	0.31	0.27	0.64	0.41

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
Available-for-Sale:
U.S. Treasury notes	$85,946	513	173	86,286
U.S. Agency notes	108,606	258	774	108,090
U.S. Agency mortgage-backed securities	28,152	310	280	28,182
Certificates of deposit	2,580	4	—	2,584
Municipal securities:
Non-taxable	92,873	1,422	483	93,812
Taxable	25,135	416	69	25,482
Mutual funds	2,500	—	28	2,472
Trust preferred securities	49	—	—	49
Equity securities	871	69	37	903
	$346,712	$2,992	1,844	347,860

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	24,077	122	206	23,993
Taxable	600	—	3	597
	$24,677	122	209	24,590

December 31, 2014
Available-for-Sale:
U.S. Treasury notes	$62,406	290	136	62,560
U.S. Agency notes	84,661	188	1,212	83,637
U.S. Agency mortgage-backed securities	37,838	413	219	38,032
Certificates of deposit	3,076	10	—	3,086
Municipal securities:
Non-taxable	75,727	1,972	304	77,395
Taxable	16,005	465	75	16,395
Mutual funds	2,483	—	22	2,461
Trust preferred securities	50	—	—	50
Equity securities	1,415	372	38	1,749
	$283,661	3,710	2,006	285,365

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	22,525	108	695	21,938
Taxable	200	—	—	200
	$22,725	108	695	22,138

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning available-for-sale investment securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Investment Securities Available-for-Sale:
U.S. Treasury notes	$18,682	123	$4,857	50
U.S. Agency notes	58,259	327	27,163	447
U.S. Agency mortgage-backed securities	7,165	131	5,070	149
Municipal securities:
Non-taxable	29,020	268	8,174	215
Taxable	9,547	46	877	23
Mutual funds	1,226	20	261	8
Trust preferred securities	49	—	—	—
Equity securities	252	27	121	10
	$124,200	942	$46,523	902

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$9,742	41	4,190	165
Taxable	397	3	—	—
	$10,139	44	$4,190	165

December 31, 2014
Investment Securities Available-for-Sale:
U.S. Treasury notes	$9,141	7	$8,774	129
U.S. Agency notes	—	—	65,971	1,212
U.S. Agency mortgage-backed securities	3,795	2	11,456	217
Municipal securities:
Non-taxable	7,211	58	11,419	246
Taxable	3,117	15	3,668	60
Mutual funds	281	12	1,190	10
Trust preferred securities	50	—	—	—
Equity securities	197	29	123	9
	$23,792	123	$102,601	1,883

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$8,152	540	$4,200	155
Taxable	—	—	—	—
	$8,152	540	$4,200	155

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Management has determined that the unrealized losses at June 30, 2015 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at June 30, 2015 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,697	11,771	4,581	4,603
Due from one to five years	186,975	188,107	3,487	3,463
Due from five to ten years	113,492	113,337	4,534	4,415
Due after ten years	2,976	3,039	12,075	12,109
	315,140	316,254	24,677	24,590
U.S. Agency mortgage-backed securities	28,152	28,182	—	—
Mutual funds	2,500	2,472	—	—
Trust preferred securities	49	49	—	—
Equity securities	871	903	—	—
	$346,712	347,860	24,677	24,590

Investment securities with a market value of $209,493,000 and $175,094,000 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	48,953	—	54,955	26,071
Gross realized gains	234	—	345	2
Gross realized losses	13	—	13	6

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Commercial and industrial	47,958	35,424
Commercial, secured by real estate	399,551	379,141
Residential real estate	273,249	254,087
Consumer	19,718	18,006
Agricultural	13,434	11,472
Other loans, including deposit overdrafts	638	680
	754,548	698,810
Deferred net origination costs (fees)	188	146
	754,736	698,956
Less allowance for loan losses	2,879	3,121
Loans, net	751,857	695,835

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $232 million and $212 million at June 30, 2015 and December 31, 2014, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

Loans acquired through mergers are recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then-remaining contractual lives of the loans.

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

The following table provides certain information at the acquisition date on loans acquired from BNB on April 30, 2015 and Eaton National on January 24, 2014, not including loans considered to be impaired (in thousands):

	BNB	Eaton National
Contractually required principal at acquisition	$32,174	102,483
Less fair value adjustment	199	1,347
Fair value of acquired loans	$31,975	101,136

Contractual cash flows not expected to be collected	$195	1,702

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following table provides details on acquired impaired loans obtained through the mergers with BNB and Eaton National that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	BNB	Eaton National
Contractually required principal at acquisition	$3,511	23,414
Contractual cash flows not expected to be collected (nonaccretable difference)	(404)	(6,088)
Expected cash flows at acquisition	3,107	17,326
Interest component of expected cash flows (accretable discount)	(413)	(2,163)
Fair value of acquired impaired loans	$2,694	15,163

Non-accrual, past-due, and accruing restructured loans as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	883	4,277
Agricultural	34	70
Residential real estate	1,044	1,252
Total non-accrual loans	1,961	5,599
Past-due 90 days or more and still accruing	128	203
Total non-accrual and past-due 90 days or more and still accruing	2,089	5,802
Accruing restructured loans	14,041	14,269
Total	$16,130	20,071

LCNB sold impaired loans with a carrying value of approximately $4.5 million during the second quarter 2015. The decrease in non-accrual loans at June 30, 2015 as compared to December 31, 2014 is primarily due to this sale.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The allowance for loan losses for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended June 30, 2015
Allowance for loan losses:
Balance, beginning of period	$131	1,640	934	54	77	1	2,837
Provision charged to expenses	41	552	53	16	6	9	677
Losses charged off	(11)	(633)	(115)	(18)	(67)	(12)	(856)
Recoveries	1	96	42	10	67	5	221
Balance, end of period	$162	1,655	914	62	83	3	2,879

Six Months Ended June 30, 2015
Allowance for loan losses:
Balance, beginning of year	$129	1,990	926	63	11	2	3,121
Provision charged to expenses	42	515	117	(13)	72	13	746
Losses charged off	(11)	(946)	(197)	(29)	(67)	(26)	(1,276)
Recoveries	2	96	68	41	67	14	288
Balance, end of period	$162	1,655	914	62	83	3	2,879

Three Months Ended June 30, 2014
Allowance for loan losses:
Balance, beginning of period	$72	2,530	703	64	—	1	3,370
Provision charged to expenses	255	(294)	264	17	8	5	255
Losses charged off	—	(168)	(56)	(38)	—	(15)	(277)
Recoveries	4	—	5	26	—	11	46
Balance, end of period	$331	2,068	916	69	8	2	3,394

Six Months Ended June 30, 2014
Allowance for loan losses:
Balance, beginning of year	$175	2,520	826	66	—	1	3,588
Provision charged to expenses	146	(81)	239	14	8	10	336
Losses charged off	—	(371)	(175)	(61)	—	(33)	(640)
Recoveries	10	—	26	50	—	24	110
Balance, end of period	$331	2,068	916	69	8	2	3,394

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
June 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$10	299	64	—	—	—	373
Collectively evaluated for impairment	152	1,356	850	62	83	3	2,506
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$162	1,655	914	62	83	3	2,879

Loans:
Individually evaluated for impairment	$385	12,561	1,648	51	—	—	14,645
Collectively evaluated for impairment	45,709	378,388	268,752	19,695	13,404	138	726,086
Acquired credit impaired loans	1,881	8,281	3,247	57	39	500	14,005
Balance, end of period	$47,975	399,230	273,647	19,803	13,443	638	754,736

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$10	415	89	—	—	—	514
Collectively evaluated for impairment	119	1,273	836	63	11	2	2,304
Acquired credit impaired loans	—	302	1	—	—	—	303
Balance, end of period	$129	1,990	926	63	11	2	3,121

Loans:
Individually evaluated for impairment	$401	13,022	1,701	55	—	—	15,179
Collectively evaluated for impairment	33,941	352,774	249,374	17,954	11,371	167	665,581
Acquired credit impaired loans	1,092	12,984	3,425	81	101	513	18,196
Balance, end of period	$35,434	378,780	254,500	18,090	11,472	680	698,956

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

A breakdown of the loan portfolio by credit quality indicators at June 30, 2015 and December 31, 2014 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2015
Commercial & industrial	$46,303	797	875	—	47,975
Commercial, secured by real estate	378,598	6,619	14,013	—	399,230
Residential real estate	267,972	1,386	4,289	—	273,647
Consumer	19,727	—	76	—	19,803
Agricultural	13,063	—	380	—	13,443
Other	638	—	—	—	638
Total	$726,301	8,802	19,633	—	754,736

December 31, 2014
Commercial & industrial	$34,322	—	1,112	—	35,434
Commercial, secured by real estate	353,957	6,421	18,402	—	378,780
Residential real estate	246,335	920	7,245	—	254,500
Consumer	17,979	—	111	—	18,090
Agricultural	11,273	—	199	—	11,472
Other	680	—	—	—	680
Total	$664,546	7,341	27,069	—	698,956

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at June 30, 2015 and December 31, 2014 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
June 30, 2015
Commercial & industrial	$484	—	—	484	47,491	47,975	—
Commercial, secured by real estate	632	78	991	1,701	397,529	399,230	—
Residential real estate	290	84	891	1,265	272,382	273,647	95
Consumer	62	14	33	109	19,694	19,803	33
Agricultural	—	—	—	—	13,443	13,443	—
Other	64	—	—	64	574	638	—
Total	$1,532	176	1,915	3,623	751,113	754,736	128

December 31, 2014
Commercial & industrial	$4	—	—	4	35,430	35,434	—
Commercial, secured by real estate	1,000	83	3,179	4,262	374,518	378,780	9
Residential real estate	648	297	1,289	2,234	252,266	254,500	177
Consumer	59	28	17	104	17,986	18,090	17
Agricultural	73	70	—	143	11,329	11,472	—
Other	106	—	—	106	574	680	—
Total	$1,890	478	4,485	6,853	692,103	698,956	203

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Impaired loans, including acquired credit impaired loans, at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2015
With no related allowance recorded:
Commercial & industrial	$1,882	2,196	—
Commercial, secured by real estate	17,057	19,555	—
Residential real estate	3,990	5,320	—
Consumer	91	159	—
Agricultural	38	161	—
Other	500	712	—
Total	$23,558	28,103	—

With an allowance recorded:
Commercial & industrial	$385	385	10
Commercial, secured by real estate	3,785	3,915	299
Residential real estate	904	972	64
Consumer	18	18	—
Agricultural	—	—	—
Other	—	—	—
Total	$5,092	5,290	373

Total:
Commercial & industrial	$2,267	2,581	10
Commercial, secured by real estate	20,842	23,470	299
Residential real estate	4,894	6,292	64
Consumer	109	177	—
Agricultural	38	161	—
Other	500	712	—
Total	$28,650	33,393	373

December 31, 2014
With no related allowance recorded:
Commercial & industrial	$1,092	2,077	—
Commercial, secured by real estate	21,822	26,715	—
Residential real estate	4,057	5,549	—
Consumer	117	178	—
Agricultural	101	619	—
Other	513	744	—
Total	$27,702	35,882	—

With an allowance recorded:
Commercial & industrial	$401	406	10
Commercial, secured by real estate	4,184	4,538	717
Residential real estate	1,069	1,265	90
Consumer	19	20	—
Total	$5,673	6,229	817

Total:
Commercial & industrial	$1,493	2,483	10
Commercial, secured by real estate	26,006	31,253	717
Residential real estate	5,126	6,814	90
Consumer	136	198	—
Agricultural	101	619	—
Other	513	744	—
Total	$33,375	42,111	817

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$1,609	60	2,057	38
Commercial, secured by real estate	19,259	742	23,282	327
Residential real estate	4,175	138	4,528	101
Consumer	93	3	234	2
Agricultural	110	35	118	7
Other	516	20	560	10
Total	$25,762	998	30,779	485

With an allowance recorded:
Commercial & industrial	$389	6	494	2
Commercial, secured by real estate	3,746	29	4,344	—
Residential real estate	884	10	1,352	11
Consumer	18	—	—	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$5,037	45	6,190	13

Total:
Commercial & industrial	$1,998	66	2,551	40
Commercial, secured by real estate	23,005	771	27,626	327
Residential real estate	5,059	148	5,880	112
Consumer	111	3	234	2
Agricultural	110	35	118	7
Other	516	20	560	10
Total	$30,799	1,043	36,969	498

Six Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$1,437	82	2,088	70
Commercial, secured by real estate	20,317	1,099	23,839	616
Residential real estate	4,305	221	4,682	177
Consumer	101	7	246	9
Agricultural	107	132	129	9
Other	515	39	564	17
Total	$26,782	1,580	31,548	898

With an allowance recorded:
Commercial & industrial	$393	11	291	13
Commercial, secured by real estate	3,694	56	4,228	50
Residential real estate	862	20	1,296	23
Consumer	18	1	—	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$4,967	88	5,815	86

Total:
Commercial & industrial	$1,830	93	2,379	83
Commercial, secured by real estate	24,011	1,155	28,067	666
Residential real estate	5,167	241	5,978	200
Consumer	119	8	246	9
Agricultural	107	132	129	9
Other	515	39	564	17
Total	$31,749	1,668	37,363	984

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Of the interest income recognized on impaired loans during the six months ended June 30, 2015 and 2014, approximately $81,000 and $0, respectively, were recognized on a cash basis.

Loan modifications that were classified as troubled debt restructurings during the three and six months ended June 30, 2015 and 2014 are as follows (dollars in thousands):

	2015			2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended June 30,
Commercial & industrial	1	$72	74	6	$628	628
Commercial, secured by real estate	—	—	—	1	818	818
Residential real estate	1	50	50	1	78	78
Consumer	—	—	—	—	—	—
Total	2	$122	124	8	$1,524	1,524

Six Months Ended June 30,
Commercial & industrial	1	$72	74	7	$638	628
Commercial, secured by real estate	—	—	—	1	818	818
Residential real estate	4	137	137	1	78	78
Consumer	—	—	—	1	2	2
Total	5	$209	211	10	$1,536	1,526

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

A restructured commercial real estate loan with a recorded balance of $77,000 was classified as non-accrual at June 30, 2015, which was within twelve months of the loan's modification date. There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the six months ended June 30, 2014.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 - Acquired Credit Impaired Loans

The following table provides at June 30, 2015 and December 31, 2014 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	June 30, 2015	December 31, 2014
Commercial & industrial	$1,881	1,092
Commercial, secured by real estate	8,281	12,984
Residential real estate	3,247	3,425
Consumer	57	81
Agricultural	39	101
Other loans, including deposit overdrafts	500	513
	14,005	18,196
Less allowance for loan losses	—	303
Loans, net	14,005	17,893

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	June 30, 2015	December 31, 2014
Outstanding balance	$18,806	26,697
Carrying amount	14,005	18,196

Activity during the six months ended June 30, 2015 and 2014 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	2015	2014
Accretable discount at December 31,	$2,674	1,107
Accretable discount acquired during period	413	2,163
Reclass from nonaccretable discount to accretable discount	943	28
Less disposals	(857)	(61)
Less accretion	(1,404)	(175)
Accretable discount at June 30,	$1,769	3,062

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in "other assets" in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance, beginning of year	$1,370	1,463
Additions	99	452
Additions due to merger	—	262
Reductions due to sales	(105)	(266)
Reductions due to valuation write downs	—	(5)
Balance, end of period	$1,364	1,906

Other real estate owned at June 30, 2015 and December 31, 2014 consisted of (dollars in thousands):

	June 30, 2015	December 31, 2014
Commercial real estate	$1,265	$1,265
Residential real estate	99	105
	$1,364	$1,370

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at June 30, 2015 was $333,000.

Note 7 – Short-Term Borrowings

Short-term borrowings at June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Line of credit	$18	0.75%	$5,021	0.75%
FHLB short-term advance	—	—%	—	—%
Repurchase agreements	12,713	0.10%	11,624	0.10%
	$12,731	0.10%	$16,645	0.30%

Repurchase agreements are an option customers may use in managing their cash positions and mature the next business day after issuance. Repurchase agreements at June 30, 2015 and December 31, 2014 were secured by U.S. Agency notes.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(5.4)%	(6.2)%	(5.4)%	(8.3)%
Tax exempt income on bank owned life insurance	(1.2)%	(1.7)%	(1.3)%	(2.3)%
Other, net	0.4%	(1.7)%	0.4%	—%
Effective tax rate	27.8%	24.4%	27.7%	23.4%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Commitments to extend credit:
Commercial loans	$11,410	5,152
Other loans
Fixed rate	6,963	877
Adjustable rate	1,798	2,011
Unused lines of credit:
Fixed rate	4,260	6,496
Adjustable rate	78,139	67,981
Unused overdraft protection amounts on demand and NOW accounts	10,100	10,206
Standby letters of credit	638	563
	$113,308	93,286

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2015 totaled approximately $106,000, which does not include estimated costs for a new operations center LCNB is planning to build in Lebanon, Ohio. Cost estimates are currently in process for this project.

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

Note 10 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
June 30, 2015
Balance at beginning of period	$1,126	(341)	785
Before reclassifications	(149)	58	(91)
Reclassifications	(219)	—	(219)
Balance at end of period	$758	(283)	475

June 30, 2014
Balance at beginning of period	$(1,641)	(81)	(1,722)
Before reclassifications	2,554	3	2,557
Reclassifications	3	—	3
Balance at end of period	$916	(78)	838

Reclassifications out of accumulated other comprehensive income during the three and six months ended June 30, 2015 and 2014 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
	2015	2014	2015	2014
Realized gain on sale of securities	$221	—	332	(4)	Net gain on sale of securities
Less provision for income taxes	75	—	113	(1)	Provision for income taxes
Reclassification adjustment, net of taxes	$146	—	219	(3)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and six-month periods ended June 30, 2015 and 2014 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Qualified noncontributory defined benefit retirement plan	$273	209	543	416
401(k) plan	90	83	177	161

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$10	17	19	34
Interest cost	17	15	34	30
Amortization of unrecognized net loss	43	—	85	—
Amortization of unrecognized prior service cost	—	4	—	8
Net periodic pension cost	$70	36	138	72

Amounts recognized in accumulated other comprehensive income, net of tax, at June 30, 2015 and December 31, 2014 for the nonqualified defined benefit retirement plan consists of (in thousands):

	June 30, 2015	December 31, 2014
Net actuarial loss	$283	339

Note 12 - Stock Based Compensation

LCNB established an Ownership Incentive Plan (the "2002 Plan") during 2002 that allowed for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards were made in the form of stock options, share awards, and/or appreciation rights.  The 2002 Plan provided for the issuance of up to 200,000 shares. The 2002 Plan expired on April 16, 2012. Any outstanding unexercised options, however, continue to be exercisable in accordance with their terms.

The 2015 Ownership Incentive Plan ("the 2015 Plan") was ratified by LCNB's shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2015 Plan provides for the issuance of up to 450,000 shares. The 2015 Plan will terminate on April 28, 2025 and is subject to earlier termination by the Compensation Committee. No awards have been granted under the 2015 Plan.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)

Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant.
Stock options outstanding at June 30, 2015 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	17,633	$9.00	3.6	17,633	$9.00	3.6
$11.00 - $12.99	53,266	12.04	5.1	44,477	12.00	4.9
$17.00 - $18.99	12,962	18.41	1.1	12,962	18.41	1.1
	83,861	12.39	4.2	75,072	12.40	3.9

The following table summarizes stock option activity for the periods indicated:

	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	99,810	$12.16	104,966	$12.43
Granted	—	—	—	—
Exercised	(13,449)	11.31	—	—
Expired	(2,500)	9.00	(5,156)	17.66
Outstanding, June 30,	83,861	12.39	99,810	12.16
Exercisable, June 30,	75,072	12.40	78,705	12.17

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at June 30, 2015 that were "in the money" (market price greater than exercise price) was $349,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $314,000.  The aggregate intrinsic value for options outstanding at June 30, 2014 that were in the money was $429,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $343,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Total expenses related to options included in salaries and employee benefits in the consolidated statements of income for the three and six months ended June 30, 2015 was $3,000 and $10,000, respectively. Total expenses related to options included in salaries and employee benefits for the three and six months ended June 30, 2014 was $6,000 and $13,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,123	2,611	5,957	3,934
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,694,732	9,293,382	9,504,739	9,290,905
Add dilutive effect of:
Stock options	18,955	18,349	17,629	20,099
Stock warrants	91,041	90,612	86,682	96,960
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,804,728	9,402,343	9,609,050	9,407,964
Earnings per common share:
Basic	$0.33	0.28	0.63	0.42
Diluted	0.32	0.28	0.62	0.42

Options to purchase 12,962 and 18,118 shares of common stock at a weighted average price of $18.41 and $18.19 per share were outstanding at June 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$86,286	86,286	—	—
U.S. Agency notes	108,090	—	108,090	—
U.S. Agency mortgage-backed securities	28,182	—	28,182	—
Certificates of deposit with other banks	2,584	—	2,584	—
Municipal securities:
Non-taxable	93,812	—	93,812	—
Taxable	25,482	—	25,482	—
Mutual funds	2,472	1,472	1,000	—
Trust preferred securities	49	49	—	—
Equity securities	903	903	—	—
Total recurring fair value measurements	$347,860	88,710	259,150	—
Nonrecurring fair value measurements:
Impaired loans	$4,719	—	—	4,719
Other real estate owned and repossessed assets	1,364	—	—	1,364
Total nonrecurring fair value measurements	$6,083	—	—	6,083

December 31, 2014
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$62,560	62,560	—	—
U.S. Agency notes	83,637	—	83,637	—
U.S. Agency mortgage-backed securities	38,032	—	38,032	—
Certificates of deposit with other banks	3,086	—	3,086	—
Municipal securities:
Non-taxable	77,395	—	77,395	—
Taxable	16,395	—	16,395	—
Mutual funds	2,461	1,461	1,000	—
Trust preferred securities	50	50	—	—
Equity securities	1,749	1,749	—	—
Total recurring fair value measurements	$285,365	65,820	219,545	—
Nonrecurring fair value measurements:
Impaired loans	$4,872	—	—	4,872
Other real estate owned and repossessed assets	1,370	—	—	1,370
Total nonrecurring fair value measurements	$6,242	—	—	6,242

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at June 30, 2015 and December 31, 2014 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
June 30, 2015:
Impaired loans	$4,719	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	10.50%	4.00%	5.30%
Other real estate owned	1,364	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2014:
Impaired loans	$4,872	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	10.50%	4.00%	5.36%
Other real estate owned	$1,370	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
FINANCIAL ASSETS:
Cash and cash equivalents	$27,913	27,913	27,913	—	—
Investment securities, held-to-maturity	24,677	24,590	—	—	24,590
Federal Reserve Bank stock	2,476	2,476	2,476	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	751,857	749,061	—	—	749,061

FINANCIAL LIABILITIES:
Deposits	1,084,033	1,085,255	855,070	230,185	—
Short-term borrowings	12,731	12,731	12,731	—	—
Long-term debt	6,085	6,534	—	6,534	—

December 31, 2014
FINANCIAL ASSETS:
Cash and cash equivalents	$15,845	15,845	15,845	—	—
Investment securities, held-to-maturity	22,725	22,138	—	—	22,138
Federal Reserve Bank stock	2,346	2,346	2,346	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	695,835	699,715	—	—	699,715

FINANCIAL LIABILITIES:
Deposits	946,205	947,541	731,766	215,775	—
Short-term borrowings	16,645	16,645	16,645	—	—
Long-term debt	11,357	11,944	—	11,944	—

The fair value of off-balance-sheet financial instruments at June 30, 2015 and December 31, 2014 was not material.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 – Recent Accounting Pronouncements (continued)

ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)"
ASU No. 2015-07 was issued in May 2015 and applies to entities that measure an investment's fair value using the net asset value per share, or an equivalent, as a practical expedient. ASU No. 2015-07 eliminates the requirement to classify such investments within the fair value hierarchy. Formerly, Topic 820 required certain disclosures for all investments eligible to be assessed at fair value with the net asset value per share practical expedient. ASU No. 2015-07 requires these disclosures only for investments that are actually measured using the practical expedient. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The amendments are to be applied retrospectively to all periods presented. LCNB measures the fair value of a mutual fund investment using the net asset value per share practical expedient and disclosures concerning this investment will be affected by the adoption of ASU No. 2015-07. Adoption will not have an impact on LCNB's results of operations or financial position.

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

Accounting for Intangibles.  LCNB’s intangible assets at June 30, 2015 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. ("Eaton National").  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations
Net income for the three and six months ended June 30, 2015 was $3,123,000 (total basic and diluted earnings per share of $0.33 and $0.32, respectively) and $5,957,000 (total basic and diluted earnings per share of $0.63 and $0.62), respectively.  This compares to net income of $2,611,000 (total basic and diluted earnings per share of $0.28) and $3,934,000 (total basic and diluted earnings per share of $0.42) for the same three and six-month periods in 2014.  Results for 2015 and 2014 were significantly affected by the acquisitions of BNB Bancorp, Inc. ("BNB") on April 30, 2015 and Eaton National on January 24, 2014. In addition, LCNB sold impaired loans with a carrying value of approximately $4.5 million during the second quarter 2015. The loan sale reduces LCNB's level of watched credits and improves credit quality metrics.

Net interest income for the three and six months ended June 30, 2015 increased $1,594,000 and $2,559,000, respectively, from the comparative periods in 2014 due primarily to non-accrual interest recognized on the loan sale mentioned above, an increase in the volume of average interest earning assets, primarily loans, and an increase in the net interest margin.

The provision for loan losses for the three and six months ended June 30, 2015 was $422,000 and $410,000, respectively, greater than the comparable periods in 2014, primarily due to a higher level of charge-offs during the second quarter 2015. Net loan charge-offs for the first half of 2015 and 2014 totaled $988,000 and $531,000, respectively.  Charge-offs increased primarily because of the loan sale. Non-accrual loans and loans past due 90 days or more and still accruing interest decreased $3,713,000, from $5,802,000 or 0.83% of total loans at December 31, 2014 to $2,089,000 or 0.28% of total loans at June 30, 2015.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure) remained relatively unchanged, totaling $1,364,000 and $1,370,000 at June 30, 2015 and December 31, 2014, respectively.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest income for the three and six months ended June 30, 2015 was $530,000 and $759,000, respectively, greater than the comparable periods in 2014 primarily due to increases in trust income, gains from sales of investment securities, and gains from sale of loans. The increase in trust income was due to growth in the fair value of assets serviced. The increase in gains from sales of investment securities was due to a higher volume of sales during the 2015 period and the increase in gains from sales of loans was primarily due to a gain recognized on the loan sale.

Non-interest expense for the three months ended June 30, 2015 was $826,000 greater than the comparable period in 2014 primarily due to merger-related expenses from the acquisition of BNB and to increases in salaries and employee benefits. Non-interest expense for the six months ended June 30, 2015 was $197,000 less than the comparable period in 2014 primarily due to merger-related expenses for the six month period in 2015 being $770,000 less than merger-related expenses for the comparable 2014 period and secondarily due to smaller decreases in other accounts. These decreases were largely offset by increased salaries and employee benefits primarily due to salary and wage increases, employees retained from the BNB and Eaton National acquisitions, an increase in the number of employees outside of the acquisitions, and an increase in retirement plan expenses.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended June 30, 2015 vs. 2014
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2015 and 2014, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$737,021	9,492	5.17%	$685,581	8,144	4.76%
Federal funds sold	1,813	1	0.22%	—	—	—%
Interest-bearing demand deposits	14,106	11	0.31%	11,767	8	0.27%
Federal Reserve Bank stock	2,439	74	12.17%	2,093	55	10.54%
Federal Home Loan Bank stock	3,638	36	3.97%	3,638	36	3.97%
Investment securities:
Taxable	242,397	1,033	1.71%	241,181	1,026	1.71%
Non-taxable (2)	112,276	1,064	3.80%	100,925	995	3.95%
Total earnings assets	1,113,690	11,711	4.22%	1,045,185	10,264	3.94%
Non-earning assets	110,113			103,482
Allowance for loan losses	(2,865)			(3,367)
Total assets	$1,220,938			$1,145,300

Interest-bearing deposits	$831,140	671	0.32%	$796,290	814	0.41%
Short-term borrowings	12,803	4	0.13%	13,601	5	0.15%
Long-term debt	6,108	73	4.79%	11,531	101	3.51%
Total interest-bearing liabilities	850,051	748	0.35%	821,422	920	0.45%
Demand deposits	226,678			195,519
Other liabilities	8,206			6,634
Capital	136,003			121,725
Total liabilities and capital	$1,220,938			$1,145,300
Net interest rate spread (3)			3.87%			3.49%
Net interest income and net interest margin on a taxable-equivalent basis (4)		10,963	3.95%		9,344	3.59%
Ratio of interest-earning assets to interest-bearing liabilities	131.01%			127.24%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2015 as compared to the same period in 2014.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2015 vs. 2014 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$635	713	1,348
Federal funds sold	1	—	1
Interest-bearing demand deposits	2	1	3
Federal Reserve Bank stock	10	9	19
Federal Home Loan Bank stock	—	—	—
Investment securities:
Taxable	5	2	7
Non-taxable	109	(40)	69
Total interest income	762	685	1,447
Interest-bearing Liabilities:
Deposits	(19)	(124)	(143)
Short-term borrowings	—	(1)	(1)
Long-term debt	(57)	29	(28)
Total interest expense	(76)	(96)	(172)
Net interest income	$838	781	1,619

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2015 totaled $10,963,000, an increase of $1,619,000 over the comparable period in 2014.  Total interest income increased $1,447,000 and total interest expense decreased $172,000.

The increase in total interest income was due to a $68.5 million increase in average total earning assets and secondarily due to a 28 basis point (a basis point equals 0.01%) increase in the average rate earned on earning assets. The increase in average total earning assets was due to a $51.4 million increase in average loans and to a $12.6 increase in average total investment securities. The increase in average loans was partially due to the acquisition of BNB and partially due to organic loan growth.

The decrease in total interest expense was due to a 10 basis point decrease in the average rate paid on interest-bearing liabilities and to a $5.4 million decrease in average long-term debt and to a $10.4 million decrease in average IRA and time certificates. Average interest-bearing deposits increased despite the decrease in IRA and time certificates due to increases in the average balances of savings, NOW, and money fund deposits. Average long-term debt decreased due to the payment in full during January 2015 of a $5.0 million advance from the Federal Home Loan Bank of Cincinnati.

Six Months Ended June 30, 2015 vs. 2014
The following table presents, for the six months ended June 30, 2015 and 2014, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$718,592	18,032	5.06%	$666,663	15,840	4.79%
Federal funds sold	911	1	0.22%	—	—	—%
Interest-bearing demand deposits	11,485	15	0.26%	12,824	16	0.25%
Federal Reserve Bank stock	2,393	74	6.24%	1,849	55	6.00%
Federal Home Loan Bank stock	3,638	73	4.05%	3,504	73	4.20%
Investment securities:
Taxable	224,885	1,889	1.69%	220,566	1,917	1.75%
Non-taxable (2)	106,230	2,053	3.90%	99,519	1,974	4.00%
Total earnings assets	1,068,134	22,137	4.18%	1,004,925	19,875	3.99%
Non-earning assets	108,041			106,898
Allowance for loan losses	(2,868)			(3,369)
Total assets	$1,173,307			$1,108,454

Interest-bearing deposits	$796,855	1,353	0.34%	$766,612	1,623	0.43%
Short-term borrowings	13,310	8	0.12%	12,215	8	0.13%
Long-term debt	6,352	149	4.73%	11,675	204	3.52%
Total interest-bearing liabilities	816,517	1,510	0.37%	790,502	1,835	0.47%
Demand deposits	217,127			190,511
Other liabilities	7,834			6,594
Capital	131,829			120,847
Total liabilities and capital	$1,173,307			$1,108,454
Net interest rate spread (3)			3.81%			3.52%
Net interest income and net interest margin on a taxable-equivalent basis (4)		20,627	3.89%		18,040	3.62%
Ratio of interest-earning assets to interest-bearing liabilities	130.82%			127.12%
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

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2015 as compared to the same period in 2014.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Six Months Ended June 30, 2015 vs. 2014 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,274	918	2,192
Federal funds sold	1	—	1
Interest-bearing demand deposits	(2)	1	(1)
Federal Reserve Bank stock	17	2	19
Federal Home Loan Bank stock	3	(3)	—
Investment securities:
Taxable	37	(65)	(28)
Non-taxable	131	(52)	79
Total interest income	1,461	801	2,262
Interest-bearing Liabilities:
Deposits	(37)	(233)	(270)
Short-term borrowings	1	(1)	—
Long-term debt	(111)	56	(55)
Total interest expense	(147)	(178)	(325)
Net interest income	$1,608	979	2,587

Net interest income on a fully tax-equivalent basis for the six months ended June 30, 2015 totaled $20,627,000, an increase of $2,587,000 over the comparable period in 2014.  Total interest income increased $2,262,000 and total interest expense decreased $325,000.

The increase in total interest income was due to a $63.2 million increase in average total earning assets and to a 19 basis point increase in the average rate earned on earning assets.  The increase in average total earning assets was due to a $51.9 million increase in average loans and to a $11.0 million increase in average total investment securities. The increase in average loans was partially due to the acquisition of BNB and partially due to organic loan growth.

The decrease in total interest expense was due to a 10 basis point decrease in the average rate paid on interest-bearing liabilities and to a $5.3 million decrease in average long-term debt and to a $9.4 million decrease in average IRA and time certificates. Average interest-bearing deposits increased despite the decrease in IRA and time certificates due to increases in the average balances of savings, NOW, and money fund deposits. Average long-term debt decreased due to the payment in full during January 2015 of a $5.0 million advance from the Federal Home Loan Bank of Cincinnati.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  Net charge-offs for the three and six months ended June 30, 2015 totaled $636,000 and $988,000, respectively, as compared to $232,000 and $531,000 for the same periods in 2014. The provision for loan losses for the three and six months ended June 30, 2015 was $677,000 and $746,000, respectively, as compared to $255,000 and $336,000 for the same periods in 2014. Net charge-offs and the provision for loan losses had elevated balances during the second quarter 2015 due to the sale of impaired loans during that quarter.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

Three Months Ended June 30, 2015 vs. 2014
Total non-interest income for the second quarter 2015 was $530,000 greater than for the second quarter 2014 primarily due to a $124,000 increase in trust income, a $221,000 increase in net gains from sales of securities, and a $166,000 increase in gains from sales of loans. The increase in trust income reflects growth in the fair value of assets managed. The increase in net gains from sales of securities reflects an increase in the volume of securities sold and the increase in gains from sales of loans primarily reflects gains recognized on some of the impaired loans sold during the quarter.

Six Months Ended June 30, 2015 vs. 2014
Total non-interest income for the first half of 2015 was $759,000 greater than for the first half of 2014 primarily due to a $269,000 increase in trust income, a $336,000 increase in net gains from sales of securities, and a $186,000 increase in gains from sales of loans for substantially the same reasons mentioned above.

Non-Interest Expense

Three Months Ended June 30, 2015 vs. 2014
Non-interest expense for the second quarter 2015 was $826,000 greater than for the second quarter 2014 primarily due to a $425,000 increase in salaries and employee benefits and a $452,000 increase in merger-related expenses. Salaries and employee benefits increased primarily due to salary and wage increases, employees retained from the BNB and Eaton National acquisitions, an increase in the number of employees outside of the acquisitions, and to increased retirement plan expenses. Merger-related expenses increased due to the acquisition of BNB during the second quarter 2015, while no institutions were acquired during the second quarter 2014.

Six Months Ended June 30, 2015 vs. 2014
Non-interest expense for the first half of 2015 was $197,000 less than for the first half of 2014 primarily due to a $770,000 decrease in merger-related expenses, a $124,000 decrease in expenses related to other real estate owned ("OREO") (included in other non-interest expense), and smaller decreases in other accounts. Costs related to the acquisition of BNB were less than costs associated with the acquisition of Eaton National in January 2014. OREO expenses decreased because LCNB held fewer properties during the 2015 period. These decreases were largely offset by a $797,000 increase in salaries and employee benefits for substantially the same reasons mentioned above.

Income Taxes
LCNB's effective tax rates for the six months ended June 30, 2015 and 2014 were 27.7% and 23.4%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
The carrying values of loans, securities available-for-sale, premises and equipment, and deposits were greatly influenced by the merger with BNB.  See Note 2 - Acquisition to the Financial Statements for a description of the merger and a summary of the fair values of BNB's assets and liabilities added to LCNB's consolidated balance sheet.

Net loans at June 30, 2015 were $56.0 million greater than at December 31, 2014 partially due to the acquisition of BNB, which increased LCNB's loan balance by $34.7 million, and partially due to organic growth in the portfolio.

Available-for-sale investment securities at June 30, 2015 were $62.5 million greater than at December 31, 2014. Included in the increase were $58.2 in investment securities obtained through the acquisition of BNB. During 2015, LCNB purchased $70.9 million in new securities. The purchases were largely offset by sales, maturities, and calls of investment securities.

Goodwill at June 30, 2015 was $2.5 greater than at December 31, 2014 due to goodwill recorded on the BNB acquisition.

Total deposits at June 30, 2015 was $137.8 million greater than at December 31, 2014. Included in this increase were $99.1 million in new deposits obtained through the BNB acquisition and a $43.7 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shareholders' equity at June 30, 2015 was $12.0 million greater than at December 31, 2014. LCNB issued 560,132 shares of common stock during the second quarter 2015 as partial payment for BNB shares of stock, resulting in a $9.1 million increase in the common shares account.

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

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Regulatory Capital:
Shareholders' equity	$137,698	125,695
Goodwill and other intangibles	(32,301)	(31,886)
Accumulated other comprehensive income	(475)	(785)
Tier 1 risk-based capital	104,922	93,024
Eligible allowance for loan losses	2,879	3,121
Total risk-based capital	$107,801	96,145
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.90%	N/A
Tier 1 Capital to risk-weighted assets	13.90%	13.92%
Total Capital to risk-weighted assets	14.28%	14.38%
Leverage	8.85%	8.53%

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At June 30, 2015, LCNB's liquid assets amounted to $375.8 million or 30.1% of total assets.  This compares to liquid assets totaling $301.2 million or 27.2% of total assets at December 31, 2014.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 82.0% of total deposits at June 30, 2015 were "core" deposits, compared to 84.3% of deposits at December 31, 2014. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2015 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$42,139	3,358	8.66%
Up 200	41,004	2,223	5.73%
Up 100	39,880	1,099	2.83%
Base	38,781	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2015 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$133,408	(3,252)	(2.38)%
Up 200	133,895	(2,765)	(2.02)%
Up 100	134,335	(2,325)	(1.70)%
Base	136,660	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2015, LCNB's disclosure controls and procedures were effective.

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

3.2	Code of Regulations of LCNB Corp. – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).

10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292)

10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan – incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

10.4	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 7, 2015	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

August 7, 2015	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer