Form 10-Q
period 2015-09-30
LCNB CORP
filed 2015-11-04
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of October 30, 2015 was 9,903,736 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS:
Cash and due from banks	$18,844	14,235
Interest-bearing demand deposits	14,367	1,610
Total cash and cash equivalents	33,211	15,845
Investment securities:
Available-for-sale, at fair value	360,741	285,365
Held-to-maturity, at cost	24,575	22,725
Federal Reserve Bank stock, at cost	2,476	2,346
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	759,875	695,835
Premises and equipment, net	22,434	20,733
Goodwill	30,187	27,638
Core deposit and other intangibles	5,601	4,780
Bank owned life insurance	22,406	21,936
Other assets	10,027	7,225
TOTAL ASSETS	$1,275,171	1,108,066
LIABILITIES:
Deposits:
Noninterest-bearing	$238,796	213,303
Interest-bearing	864,717	732,902
Total deposits	1,103,513	946,205
Short-term borrowings	14,931	16,645
Long-term debt	6,016	11,357
Accrued interest and other liabilities	9,860	8,164
TOTAL LIABILITIES	1,134,320	982,371
SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value, authorized 12,000,000 shares, issued 10,656,921 and 10,064,945 shares at September 30, 2015 and December 31, 2014, respectively	76,711	67,181
Retained earnings	73,330	69,394
Treasury shares at cost, 753,627 shares at September 30, 2015 and December 31, 2014	(11,665)	(11,665)
Accumulated other comprehensive income, net of taxes	2,475	785
TOTAL SHAREHOLDERS' EQUITY	140,851	125,695
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,275,171	1,108,066

The accompanying notes to consolidated financial statements are an integral part of these statements.

The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$8,540	8,168	26,572	24,008
Interest on investment securities:
Taxable	1,094	984	2,983	2,901
Non-taxable	732	716	2,087	2,019
Other investments	43	38	205	182
TOTAL INTEREST INCOME	10,409	9,906	31,847	29,110
INTEREST EXPENSE:
Interest on deposits	834	800	2,187	2,423
Interest on short-term borrowings	5	10	13	18
Interest on long-term debt	73	101	222	305
TOTAL INTEREST EXPENSE	912	911	2,422	2,746
NET INTEREST INCOME	9,497	8,995	29,425	26,364
PROVISION FOR LOAN LOSSES	240	401	986	737
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,257	8,594	28,439	25,627
NON-INTEREST INCOME:
Trust income	754	688	2,406	2,071
Service charges and fees on deposit accounts	1,314	1,245	3,655	3,619
Net gain (loss) on sales of securities	—	97	332	93
Bank owned life insurance income	156	165	470	507
Gains from sales of loans	34	24	288	92
Other operating income	128	96	372	311
TOTAL NON-INTEREST INCOME	2,386	2,315	7,523	6,693
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,340	4,022	13,011	11,896
Equipment expenses	324	337	914	976
Occupancy expense, net	570	541	1,749	1,706
State franchise tax	251	231	753	714
Marketing	176	212	559	541
Amortization of intangibles	189	150	510	424
FDIC insurance premiums	136	183	432	492
Merger-related expenses	49	4	641	1,366
Other non-interest expense	2,053	1,558	5,594	5,395
TOTAL NON-INTEREST EXPENSE	8,088	7,238	24,163	23,510
INCOME BEFORE INCOME TAXES	3,555	3,671	11,799	8,810
PROVISION FOR INCOME TAXES	922	953	3,209	2,158
NET INCOME	$2,633	2,718	8,590	6,652

Dividends declared per common share	$0.16	0.16	0.48	0.48
Earnings per common share:
Basic	$0.26	0.30	0.89	0.72
Diluted	0.26	0.29	0.88	0.71
Weighted average common shares outstanding:
Basic	9,898,233	9,299,691	9,637,344	9,293,866
Diluted	10,005,788	9,405,013	9,742,839	9,407,110
The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,633	2,718	8,590	6,652
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $1,015 and $(353) for the three months ended September 30, 2015 and 2014, respectively and $940 and $962 for the nine months ended September 30, 2015 and 2014 respectively)	1,972	(687)	1,825	1,867
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $- and $33 for the three months ended September 30, 2015 and 2014, respectively and $113 and $32 for the nine months ended September 30, 2015 and 2014 respectively)	—	(64)	(219)	(61)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $15 and $3 for the three months ended September 30, 2015 and 2014, respectively and $44 and $4 for the nine months ended September 30, 2015 and 2014 respectively)	28	4	84	7
TOTAL COMPREHENSIVE INCOME	$4,633	1,971	10,280	8,465

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2013	9,287,536	$66,785	65,475	(11,665)	(1,722)	118,873
Net income			6,652			6,652
Other comprehensive income, net of taxes					1,813	1,813
Dividend Reinvestment and Stock Purchase Plan	17,672	283				283
Compensation expense relating to stock options		18				18
Common stock dividends, $0.48 per share			(4,460)			(4,460)
Balance at September 30, 2014	9,305,208	$67,086	67,667	(11,665)	91	123,179

Balance at December 31, 2014	9,311,318	$67,181	69,394	(11,665)	785	125,695
Net income			8,590			8,590
Other comprehensive income, net of taxes					1,690	1,690
Dividend Reinvestment and Stock Purchase Plan	18,395	289				289
Acquisition of BNB Bancorp, Inc.	560,132	9,063				9,063
Exercise of stock options	13,449	152				152
Excess tax benefit on exercise of stock options		13				13
Compensation expense relating to stock options		13				13
Common stock dividends, $0.48 per share			(4,654)			(4,654)
Balance at September 30, 2015	9,903,294	$76,711	73,330	(11,665)	2,475	140,851

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,590	6,652
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	2,108	2,299
Provision for loan losses	986	737
Increase in cash surrender value of bank owned life insurance	(470)	(507)
Realized gain from sales of securities available-for-sale	(332)	(93)
Realized gain from sales of premises and equipment	(1)	(116)
Realized loss from sales and write-downs of other real estate owned and repossessed assets	146	9
Origination of mortgage loans for sale	(5,237)	(5,024)
Realized gains from sales of loans	(288)	(92)
Proceeds from sales of mortgage loans	5,291	5,066
Compensation expense related to stock options	13	18
Changes in:
Accrued income receivable	(1,103)	(575)
Other assets	(1,789)	689
Other liabilities	776	(46)
TOTAL ADJUSTMENTS	100	2,365
NET CASH FLOWS FROM OPERATING ACTIVITIES	8,690	9,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	54,955	55,795
Proceeds from maturities and calls of investment securities:
Available-for-sale	19,658	24,133
Held-to-maturity	1,574	3,345
Purchases of investment securities:
Available-for-sale	(89,961)	(76,801)
Held-to-maturity	(3,413)	(10,526)
Purchase of Federal Reserve Bank stock	—	(743)
Proceeds from redemption of Federal Reserve Bank stock	—	41
Proceeds from sale of impaired loans	4,559	—
Net (increase) decrease in loans	(34,281)	3,152
Proceeds from redemption of bank owned life insurance	—	3,633
Proceeds from sale of other real estate owned and repossessed assets	114	711
Additions to other real estate owned	(20)	(20)
Purchases of premises and equipment	(444)	(857)
Proceeds from sale of premises and equipment	22	167
Net cash acquired from (paid for) acquisition	8,993	(9,114)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(38,244)	(7,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	58,175	5,631
Net (decrease) increase in short-term borrowings	(1,714)	15,648
Principal payments on long-term debt	(5,341)	(670)
Proceeds from issuance of common stock	46	50
Proceeds and excess tax benefit from exercise of stock options	165	—
Cash dividends paid on common stock	(4,411)	(4,227)
NET CASH FLOWS FROM FINANCING ACTIVITIES	46,920	16,432
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,366	18,365
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,845	14,688
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,211	33,053
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,490	2,665
Income taxes paid	3,470	2,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	79	435

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

Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2014 Annual Report on Form 10-K filed with the SEC.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisitions (continued)

The results of operations are included in the consolidated statement of income from the dates of the mergers.  The estimated amount of BNB revenue (net interest income plus non-interest income) and net income, excluding merger-related expenses, included in LCNB's consolidated statement of income for the three and nine months ended September 30, 2015 were as follows (in thousands):

	Three Months	Nine Months
Total revenue	$448	773
Net income	131	196

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$11,849	12,078	37,741	35,201
Net income	2,643	2,869	9,020	6,965
Basic earnings per common share	0.26	0.29	0.91	0.71
Diluted earnings per common share	0.26	0.29	0.90	0.70

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of investment securities at September 30, 2015 and December 31, 2014 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
Available-for-Sale:
U.S. Treasury notes	$89,925	1,211	4	91,132
U.S. Agency notes	111,825	701	128	112,398
U.S. Agency mortgage-backed securities	26,119	331	122	26,328
Certificates of deposit	2,084	2	—	2,086
Municipal securities:
Non-taxable	98,114	1,766	111	99,769
Taxable	25,109	550	18	25,641
Mutual funds	2,509	—	29	2,480
Trust preferred securities	49	—	—	49
Equity securities	871	55	68	858
	$356,605	$4,616	480	360,741

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	23,975	178	112	24,041
Taxable	600	—	2	598
	$24,575	178	114	24,639

December 31, 2014
Available-for-Sale:
U.S. Treasury notes	$62,406	290	136	62,560
U.S. Agency notes	84,661	188	1,212	83,637
U.S. Agency mortgage-backed securities	37,838	413	219	38,032
Certificates of deposit	3,076	10	—	3,086
Municipal securities:
Non-taxable	75,727	1,972	304	77,395
Taxable	16,005	465	75	16,395
Mutual funds	2,483	—	22	2,461
Trust preferred securities	50	—	—	50
Equity securities	1,415	372	38	1,749
	$283,661	3,710	2,006	285,365

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	22,525	108	695	21,938
Taxable	200	—	—	200
	$22,725	108	695	22,138

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning investment securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Investment Securities Available-for-Sale:
U.S. Treasury notes	$—	—	$4,903	4
U.S. Agency notes	4,992	—	22,311	128
U.S. Agency mortgage-backed securities	3,934	36	4,757	86
Municipal securities:
Non-taxable	9,194	42	8,096	69
Taxable	2,671	5	887	13
Mutual funds	1,209	4	276	25
Trust preferred securities	49	—	—	—
Equity securities	264	29	144	39
	$22,313	116	$41,374	364

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$10	—	4,243	112
Taxable	398	2	—	—
	$408	2	$4,243	112

December 31, 2014
Investment Securities Available-for-Sale:
U.S. Treasury notes	$9,141	7	$8,774	129
U.S. Agency notes	—	—	65,971	1,212
U.S. Agency mortgage-backed securities	3,795	2	11,456	217
Municipal securities:
Non-taxable	7,211	58	11,419	246
Taxable	3,117	15	3,668	60
Mutual funds	281	12	1,190	10
Trust preferred securities	50	—	—	—
Equity securities	197	29	123	9
	$23,792	123	$102,601	1,883

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$8,152	540	$4,200	155
Taxable	—	—	—	—
	$8,152	540	$4,200	155

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Management has determined that the unrealized losses at September 30, 2015 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at September 30, 2015 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$20,324	20,382	4,577	4,593
Due from one to five years	195,313	197,663	3,467	3,456
Due from five to ten years	108,447	109,871	4,534	4,453
Due after ten years	2,973	3,110	11,997	12,137
	327,057	331,026	24,575	24,639
U.S. Agency mortgage-backed securities	26,119	26,328	—	—
Mutual funds	2,509	2,480	—	—
Trust preferred securities	49	49	—	—
Equity securities	871	858	—	—
	$356,605	360,741	24,575	24,639

Investment securities with a market value of $224,053,000 and $175,094,000 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$—	29,724	54,955	55,795
Gross realized gains	—	169	345	171
Gross realized losses	—	72	13	78

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Commercial and industrial	45,325	35,424
Commercial, secured by real estate	407,264	379,141
Residential real estate	274,054	254,087
Consumer	19,283	18,006
Agricultural	16,016	11,472
Other loans, including deposit overdrafts	676	680
	762,618	698,810
Deferred net origination costs (fees)	215	146
	762,833	698,956
Less allowance for loan losses	2,958	3,121
Loans, net	759,875	695,835

All advances from the Federal Home Loan Bank of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $233 million and $212 million at September 30, 2015 and December 31, 2014, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

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
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following table provides details on acquired impaired loans obtained through the mergers with BNB and Eaton National that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	BNB	Eaton National
Contractually required principal at acquisition	$3,511	23,414
Contractual cash flows not expected to be collected (nonaccretable difference)	(404)	(6,088)
Expected cash flows at acquisition	3,107	17,326
Interest component of expected cash flows (accretable discount)	(413)	(2,163)
Fair value of acquired impaired loans	$2,694	15,163

Non-accrual, past-due, and accruing restructured loans as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	1,302	4,277
Agricultural	39	70
Residential real estate	913	1,252
Total non-accrual loans	2,254	5,599
Past-due 90 days or more and still accruing	130	203
Total non-accrual and past-due 90 days or more and still accruing	2,384	5,802
Accruing restructured loans	13,887	14,269
Total	$16,271	20,071

LCNB sold impaired loans with a carrying value of approximately $4.5 million during the second quarter 2015. The decrease in non-accrual loans at September 30, 2015 as compared to December 31, 2014 is primarily due to this sale.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2015
Allowance for loan losses:
Balance, beginning of period	$162	1,655	914	62	83	3	2,879
Provision charged to expenses	167	97	(60)	14	9	13	240
Losses charged off	(89)	(29)	(46)	(20)	—	(26)	(210)
Recoveries	3	—	23	12	—	11	49
Balance, end of period	$243	1,723	831	68	92	1	2,958

Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance, beginning of year	$129	1,990	926	63	11	2	3,121
Provision charged to expenses	209	612	57	1	81	26	986
Losses charged off	(100)	(975)	(243)	(49)	(67)	(52)	(1,486)
Recoveries	5	96	91	53	67	25	337
Balance, end of period	$243	1,723	831	68	92	1	2,958

Three Months Ended September 30, 2014
Allowance for loan losses:
Balance, beginning of period	$331	2,068	916	69	8	2	3,394
Provision charged to expenses	75	97	201	5	3	20	401
Losses charged off	(261)	(112)	(106)	(24)	—	(32)	(535)
Recoveries	1	—	1	25	—	11	38
Balance, end of period	$146	2,053	1,012	75	11	1	3,298

Nine Months Ended September 30, 2014
Allowance for loan losses:
Balance, beginning of year	$175	2,520	826	66	—	1	3,588
Provision charged to expenses	221	16	440	19	11	30	737
Losses charged off	(261)	(483)	(281)	(85)	—	(65)	(1,175)
Recoveries	11	—	27	75	—	35	148
Balance, end of period	$146	2,053	1,012	75	11	1	3,298

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
September 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$9	295	68	—	—	—	372
Collectively evaluated for impairment	234	1,428	763	68	92	1	2,586
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$243	1,723	831	68	92	1	2,958

Loans:
Individually evaluated for impairment	$378	12,421	1,591	51	—	—	14,441
Collectively evaluated for impairment	43,215	386,335	269,809	19,281	15,985	157	734,782
Acquired credit impaired loans	1,754	8,173	3,082	43	39	519	13,610
Balance, end of period	$45,347	406,929	274,482	19,375	16,024	676	762,833

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$10	415	89	—	—	—	514
Collectively evaluated for impairment	119	1,273	836	63	11	2	2,304
Acquired credit impaired loans	—	302	1	—	—	—	303
Balance, end of period	$129	1,990	926	63	11	2	3,121

Loans:
Individually evaluated for impairment	$401	13,022	1,701	55	—	—	15,179
Collectively evaluated for impairment	33,941	352,774	249,374	17,954	11,371	167	665,581
Acquired credit impaired loans	1,092	12,984	3,425	81	101	513	18,196
Balance, end of period	$35,434	378,780	254,500	18,090	11,472	680	698,956

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

Residential real estate loans are underwritten primarily based on the borrower’s ability to repay, prior credit history, and the value of the collateral.  LCNB generally requires private mortgage insurance for first mortgage loans that have a loan to appraised value ratio of greater than 80%.
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

A breakdown of the loan portfolio by credit quality indicators at September 30, 2015 and December 31, 2014 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2015
Commercial & industrial	$44,446	—	901	—	45,347
Commercial, secured by real estate	385,748	8,002	13,179	—	406,929
Residential real estate	268,629	1,241	4,612	—	274,482
Consumer	19,316	—	59	—	19,375
Agricultural	14,781	—	1,243	—	16,024
Other	676	—	—	—	676
Total	$733,596	9,243	19,994	—	762,833

December 31, 2014
Commercial & industrial	$34,322	—	1,112	—	35,434
Commercial, secured by real estate	353,957	6,421	18,402	—	378,780
Residential real estate	246,335	920	7,245	—	254,500
Consumer	17,979	—	111	—	18,090
Agricultural	11,273	—	199	—	11,472
Other	680	—	—	—	680
Total	$664,546	7,341	27,069	—	698,956

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at September 30, 2015 and December 31, 2014 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
September 30, 2015
Commercial & industrial	$43	—	—	43	45,304	45,347	—
Commercial, secured by real estate	242	—	1,302	1,544	405,385	406,929	—
Residential real estate	807	275	779	1,861	272,621	274,482	116
Consumer	69	10	14	93	19,282	19,375	14
Agricultural	30	1,110	—	1,140	14,884	16,024	—
Other	85	—	—	85	591	676	—
Total	$1,276	1,395	2,095	4,766	758,067	762,833	130

December 31, 2014
Commercial & industrial	$4	—	—	4	35,430	35,434	—
Commercial, secured by real estate	1,000	83	3,179	4,262	374,518	378,780	9
Residential real estate	648	297	1,289	2,234	252,266	254,500	177
Consumer	59	28	17	104	17,986	18,090	17
Agricultural	73	70	—	143	11,329	11,472	—
Other	106	—	—	106	574	680	—
Total	$1,890	478	4,485	6,853	692,103	698,956	203

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Impaired loans, including acquired credit impaired loans, at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2015
With no related allowance recorded:
Commercial & industrial	$1,753	2,059	—
Commercial, secured by real estate	16,615	19,095	—
Residential real estate	3,884	5,127	—
Consumer	94	151	—
Agricultural	39	151	—
Other	519	712	—
Total	$22,904	27,295	—

With an allowance recorded:
Commercial & industrial	$378	378	9
Commercial, secured by real estate	3,979	4,042	295
Residential real estate	790	889	68
Consumer	—	—	—
Agricultural	—	—	—
Other	—	—	—
Total	$5,147	5,309	372

Total:
Commercial & industrial	$2,131	2,437	9
Commercial, secured by real estate	20,594	23,137	295
Residential real estate	4,674	6,016	68
Consumer	94	151	—
Agricultural	39	151	—
Other	519	712	—
Total	$28,051	32,604	372

December 31, 2014
With no related allowance recorded:
Commercial & industrial	$1,092	2,077	—
Commercial, secured by real estate	21,822	26,715	—
Residential real estate	4,057	5,549	—
Consumer	117	178	—
Agricultural	101	619	—
Other	513	744	—
Total	$27,702	35,882	—

With an allowance recorded:
Commercial & industrial	$401	406	10
Commercial, secured by real estate	4,184	4,538	717
Residential real estate	1,069	1,265	90
Consumer	19	20	—
Total	$5,673	6,229	817

Total:
Commercial & industrial	$1,493	2,483	10
Commercial, secured by real estate	26,006	31,253	717
Residential real estate	5,126	6,814	90
Consumer	136	198	—
Agricultural	101	619	—
Other	513	744	—
Total	$33,375	42,111	817

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$1,609	34	2,053	38
Commercial, secured by real estate	18,841	270	22,768	310
Residential real estate	4,164	124	4,328	98
Consumer	110	7	158	2
Agricultural	110	11	116	7
Other	516	19	543	10
Total	$25,350	465	29,966	465

With an allowance recorded:
Commercial & industrial	$382	6	393	6
Commercial, secured by real estate	3,994	29	4,298	46
Residential real estate	808	10	1,341	9
Consumer	—	—	18	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$5,184	45	6,050	61

Total:
Commercial & industrial	$1,991	40	2,446	44
Commercial, secured by real estate	22,835	299	27,066	356
Residential real estate	4,972	134	5,669	107
Consumer	110	7	176	2
Agricultural	110	11	116	7
Other	516	19	543	10
Total	$30,534	510	36,016	526

Nine Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$1,437	175	2,085	76
Commercial, secured by real estate	19,941	1,901	23,549	698
Residential real estate	4,295	364	4,620	179
Consumer	119	15	196	8
Agricultural	107	479	126	9
Other	515	58	560	17
Total	$26,414	2,992	31,136	987

With an allowance recorded:
Commercial & industrial	$389	17	274	17
Commercial, secured by real estate	3,977	85	4,209	97
Residential real estate	825	29	1,176	39
Consumer	—	—	18	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$5,191	131	5,677	154

Total:
Commercial & industrial	$1,826	192	2,359	93
Commercial, secured by real estate	23,918	1,986	27,758	795
Residential real estate	5,120	393	5,796	218
Consumer	119	15	214	9
Agricultural	107	479	126	9
Other	515	58	560	17
Total	$31,605	3,123	36,813	1,141

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Of the interest income recognized on impaired loans during the nine months ended September 30, 2015 and 2014, approximately $96,000 and $0, respectively, were recognized on a cash basis.

Loan modifications that were classified as troubled debt restructurings during the three and nine months ended September 30, 2015 and 2014 are as follows (dollars in thousands):

	2015			2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended September 30,
Commercial & industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	—	—	—	1	79	79
Residential real estate	—	—	—	1	5	5
Consumer	1	2	2	—	—	—
Total	1	$2	2	2	$84	84

Nine Months Ended September 30,
Commercial & industrial	1	$72	74	7	$638	638
Commercial, secured by real estate	—	—	—	2	897	897
Residential real estate	4	137	137	2	83	83
Consumer	1	2	2	1	2	2
Total	6	$211	213	12	$1,620	1,620

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

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the nine months ended September 30, 2015 and 2014 and that remained in default at period end.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 - Acquired Credit Impaired Loans

The following table provides at September 30, 2015 and December 31, 2014 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	September 30, 2015	December 31, 2014
Commercial & industrial	$1,754	1,092
Commercial, secured by real estate	8,173	12,984
Residential real estate	3,082	3,425
Consumer	43	81
Agricultural	39	101
Other loans, including deposit overdrafts	519	513
	13,610	18,196
Less allowance for loan losses	—	303
Loans, net	13,610	17,893

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
Outstanding balance	$17,923	26,697
Carrying amount	13,610	18,196

Activity during the nine months ended September 30, 2015 and 2014 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	2015	2014
Accretable discount at beginning of year	$2,674	1,107
Accretable discount acquired during period	413	2,163
Reclass from nonaccretable discount to accretable discount	957	140
Less disposals	(850)	(99)
Less accretion	(1,540)	(413)
Accretable discount at September 30,	$1,654	2,898

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in "other assets" in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance, beginning of year	$1,370	1,463
Additions	99	455
Additions due to merger	—	262
Reductions due to sales	(105)	(697)
Reductions due to valuation write downs	(156)	(23)
Balance, end of period	$1,208	1,460

Other real estate owned at September 30, 2015 and December 31, 2014 consisted of (dollars in thousands):

	September 30, 2015	December 31, 2014
Commercial real estate	$1,109	$1,265
Residential real estate	99	105
	$1,208	$1,370

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at September 30, 2015 was $318,000.

Note 7 – Short-Term Borrowings

Short-term borrowings at September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$5,021	0.75%
FHLB short-term advance	—	—%	—	—%
Repurchase agreements	14,931	0.10%	11,624	0.10%
	$14,931	0.10%	$16,645	0.30%

Repurchase agreements are an option customers may use in managing their cash positions and mature the next business day after issuance. Repurchase agreements at September 30, 2015 and December 31, 2014 were secured by U.S. Agency notes.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(6.8)%	(6.5)%	(5.9)%	(7.5)%
Tax exempt income on bank owned life insurance	(1.5)%	(1.5)%	(1.4)%	(2.0)%
Other, net	0.2%	—%	0.5%	—%
Effective tax rate	25.9%	26.0%	27.2%	24.5%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Commitments to extend credit:
Commercial loans	$6,380	5,152
Other loans
Fixed rate	3,323	877
Adjustable rate	1,150	2,011
Unused lines of credit:
Fixed rate	9,209	6,496
Adjustable rate	80,391	67,981
Unused overdraft protection amounts on demand and NOW accounts	10,110	10,206
Standby letters of credit	457	563
	$111,020	93,286

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2015 totaled approximately $10,908,000, which includes estimated costs for a new operations center LCNB is planning to build in Lebanon, Ohio. Cost estimates for the operations center may change because the bid process is not complete.

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

Note 10 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
September 30, 2015
Balance at beginning of period	$1,126	(341)	785
Before reclassifications	1,823	86	1,909
Reclassifications	(219)	—	(219)
Balance at end of period	$2,730	(255)	2,475

September 30, 2014
Balance at beginning of period	$(1,641)	(81)	(1,722)
Before reclassifications	1,867	7	1,874
Reclassifications	(61)	—	(61)
Balance at end of period	$165	(74)	91

Reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2015 and 2014 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2015	2014	2015	2014
Realized gain on sale of securities	$—	97	332	93	Net gain on sale of securities
Less provision for income taxes	—	33	113	32	Provision for income taxes
Reclassification adjustment, net of taxes	$—	64	219	61

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans

LCNB participates in a noncontributory defined benefit multi-employer retirement plan that covers substantially all regular full-time employees hired before January 1, 2009. Employees hired on or before this date who received a benefit reduction under certain amendments to the defined benefit retirement plan receive an automatic contribution of 5% or 7% of their annual compensation, depending on the sum of an employee's age and vesting service, into their defined contribution plans (401(k) plans), regardless of the contributions made by the employees.  These contributions are made annually and these employees do not receive any employer matches to their 401(k) contributions.

Employees hired on or after January 1, 2009 receive a 50% employer match on their contributions into the 401(k) plan, up to a maximum LCNB contribution of 3% of each individual employee's annual compensation.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three and nine-month periods ended September 30, 2015 and 2014 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Qualified noncontributory defined benefit retirement plan	$220	309	763	725
401(k) plan	86	81	263	242

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$10	17	29	51
Interest cost	17	15	51	45
Amortization of unrecognized net loss	—	—	128	—
Amortization of unrecognized prior service cost	43	4	—	12
Net periodic pension cost	$70	36	208	108

Amounts recognized in accumulated other comprehensive income, net of tax, at September 30, 2015 and December 31, 2014 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30, 2015	December 31, 2014
Net actuarial loss	$254	339

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

The 2015 Ownership Incentive Plan (the "2015 Plan") was ratified by LCNB's shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2015 Plan provides for the issuance of up to 450,000 shares. The 2015 Plan will terminate on April 28, 2025 and is subject to earlier termination by the Compensation Committee. No awards have been granted under the 2015 Plan.

Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant.
Stock options outstanding at September 30, 2015 are as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	17,633	$9.00	3.3	17,633	$9.00	3.3
$11.00 - $12.99	53,266	12.04	4.8	44,477	12.00	4.6
$17.00 - $18.99	12,962	18.41	0.8	12,962	18.41	0.8
	83,861	12.39	3.9	75,072	12.40	3.7

The following table summarizes stock option activity for the periods indicated:

	2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	99,810	$12.16	104,966	$12.43
Granted	—	—	—	—
Exercised	(13,449)	11.31	—	—
Expired	(2,500)	9.00	(5,156)	17.66
Outstanding, September 30,	83,861	12.39	99,810	12.16
Exercisable, September 30,	75,072	12.40	78,705	12.17

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at September 30, 2015 that were "in the money" (market price greater than exercise price) was $348,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $313,000.  The aggregate intrinsic value for options outstanding at September 30, 2014 that were in the money was $330,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $268,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Total expenses related to options included in salaries and employee benefits in the consolidated statements of income for the three and nine months ended September 30, 2015 was $3,000 and $13,000, respectively. Total expenses related to options included in salaries and employee benefits for the three and nine months ended September 30, 2014 was $5,000 and $18,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,633	2,718	8,590	6,652
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,898,233	9,299,691	9,637,344	9,293,866
Add dilutive effect of:
Stock options	16,219	17,775	17,199	19,331
Stock warrants	91,336	87,547	88,296	93,913
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	10,005,788	9,405,013	9,742,839	9,407,110
Earnings per common share:
Basic	$0.26	0.30	0.89	0.72
Diluted	0.26	0.29	0.88	0.71

Options to purchase 12,962 and 18,118 shares of common stock at a weighted average price of $18.41 and $18.19 per share were outstanding at September 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$91,132	91,132	—	—
U.S. Agency notes	112,398	—	112,398	—
U.S. Agency mortgage-backed securities	26,328	—	26,328	—
Certificates of deposit with other banks	2,086	—	2,086	—
Municipal securities:
Non-taxable	99,769	—	99,769	—
Taxable	25,641	—	25,641	—
Mutual funds	2,480	1,480	1,000	—
Trust preferred securities	49	49	—	—
Equity securities	858	858	—	—
Total recurring fair value measurements	$360,741	93,519	267,222	—
Nonrecurring fair value measurements:
Impaired loans	$4,776	—	—	4,776
Other real estate owned and repossessed assets	1,208	—	—	1,208
Total nonrecurring fair value measurements	$5,984	—	—	5,984

December 31, 2014
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$62,560	62,560	—	—
U.S. Agency notes	83,637	—	83,637	—
U.S. Agency mortgage-backed securities	38,032	—	38,032	—
Certificates of deposit with other banks	3,086	—	3,086	—
Municipal securities:
Non-taxable	77,395	—	77,395	—
Taxable	16,395	—	16,395	—
Mutual funds	2,461	1,461	1,000	—
Trust preferred securities	50	50	—	—
Equity securities	1,749	1,749	—	—
Total recurring fair value measurements	$285,365	65,820	219,545	—
Nonrecurring fair value measurements:
Impaired loans	$4,872	—	—	4,872
Other real estate owned and repossessed assets	1,370	—	—	1,370
Total nonrecurring fair value measurements	$6,242	—	—	6,242

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at September 30, 2015 and December 31, 2014 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
September 30, 2015
Impaired loans	$4,776	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	4.00%	5.19%
Other real estate owned	1,208	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2014
Impaired loans	$4,872	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	10.50%	4.00%	5.36%
Other real estate owned	$1,370	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
FINANCIAL ASSETS:
Cash and cash equivalents	$33,211	33,211	33,211	—	—
Investment securities, held-to-maturity	24,575	24,639	—	—	24,639
Federal Reserve Bank stock	2,476	2,476	2,476	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	759,875	756,782	—	—	756,782
Accrued interest receivable	4,181	4,181	411	1,618	2,152

FINANCIAL LIABILITIES:
Deposits	1,103,513	1,104,523	882,436	222,087	—
Short-term borrowings	14,931	14,931	14,931	—	—
Long-term debt	6,016	6,400	—	6,400	—
Accrued interest payable	345	345	14	331	—

December 31, 2014
FINANCIAL ASSETS:
Cash and cash equivalents	$15,845	15,845	15,845	—	—
Investment securities, held-to-maturity	22,725	22,138	—	—	22,138
Federal Reserve Bank stock	2,346	2,346	2,346	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	695,835	699,715	—	—	699,715
Accrued interest receivable	2,849	2,849	178	885	1,786

FINANCIAL LIABILITIES:
Deposits	946,205	947,541	731,766	215,775	—
Short-term borrowings	16,645	16,645	16,645	—	—
Long-term debt	11,357	11,944	—	11,944	—
Accrued interest payable	413	413	13	400	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

The fair value of off-balance-sheet financial instruments at September 30, 2015 and December 31, 2014 was not material.

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

Investment securities
Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and/or discounted cash flow analysis or other methods.  The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the respective redemptive provisions.

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

Accrued interest receivable and Accrued interest payable
Carrying amount approximates fair value and is aligned with the underlying assets or liabilities.

Note 15 – Recent Accounting Pronouncements

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 – Recent Accounting Pronouncements (continued)

ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)"
ASU No. 2014-09 was issued in May 2014 and and supersedes most current revenue recognition guidance for contracts to transfer goods or services or other nonfinancial assets. Lease contracts, insurance contracts, and most financial instruments are not included in the scope of this update. ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Additional disclosures providing information about contracts with customers are required. As extended by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ASU No. 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Since LCNB's products are substantially financial in nature, adoption of ASU No. 2014-09 is not expected to have a material impact on LCNB's results of operations or financial position.

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

ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting"
ASU No. 2015-15 was issued in August 2015. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, the Securities and Exchange Commission ("SEC") staff announced that they will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in this update are to be applied on a retrospective basis and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. Adoption of ASU No. 2015-15 is not expected to have a material impact on LCNB's results of operations or financial position.

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies, including the successful integration of recently completed acquisitions;

2.	LCNB may incur increased charge-offs in the future;

3.	LCNB may face competitive loss of customers;

4.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

5.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

6.	changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

7.	LCNB may experience difficulties growing loan and deposit balances;

8.	the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations;

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

Accounting for Intangibles.  LCNB’s intangible assets at September 30, 2015 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. ("Eaton National").  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations
Net income for the three and nine months ended September 30, 2015 was $2,633,000 (total basic and diluted earnings per share of $0.26) and $8,590,000 (total basic and diluted earnings per share of $0.89 and $0.88, respectively), respectively.  This compares to net income of $2,718,000 (total basic and diluted earnings per share of $0.30 and $0.29) and $6,652,000 (total basic and diluted earnings per share of $0.72 and $0.71) for the same three and nine-month periods in 2014.  Results for 2015 and 2014 were significantly affected by the acquisitions of "BNB" on April 30, 2015 and Eaton National Bank & Trust Co. ("Eaton National") on January 24, 2014. In addition, LCNB sold impaired loans with a carrying value of approximately $4.5 million during the second quarter 2015.

Net interest income for the three and nine months ended September 30, 2015 increased $502,000 and $3,061,000, respectively, from the comparative periods in 2014 due primarily to an increase in the volume of average interest earning assets, primarily loans.

The provision for loan losses for the three months ended September 30, 2015 was $161,000 less than for the same quarter in 2014 and $249,000 greater for the nine-month period. Net loan charge-offs for the first nine months of 2015 and 2014 totaled $1,149,000 and $1,027,000, respectively.  Non-accrual loans and loans past due 90 days or more and still accruing interest decreased $3,418,000, from $5,802,000, or 0.83% of total loans, at December 31, 2014 to $2,384,000, or 0.31% of total loans, at September 30, 2015 primarily due to the impaired loan sale mentioned above.  Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure) decreased from $1,370,000 at December 31, 2014 to $1,208,000 at September 30, 2015 due to a write-down recognized on commercial property.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest income for the three months ended September 30, 2015 was $71,000 greater than the comparable period in 2014 primarily due to increases in trust income and service charges and fees on deposit accounts, partially offset by a decrease in gains from sales of investment securities due to no sales during the third quarter 2015. Non-interest income for the nine months ended September 30, 2015 was $830,000 greater than the comparable period in 2014 primarily due to increases in trust income, gains from sales of investment securities, and gains from sale of loans. Gains from sales of investment securities increased on a year-to-date basis because of a greater volume of sales.

Non-interest expense for the three and nine months ended September 30, 2015 was $850,000 and $653,000 greater than the comparable periods in 2014 primarily due to increases in salaries and employee benefits, other real estate owned expenses, and smaller decreases on other accounts. Salaries and employee benefits increased primarily due to salary and wage increases, employees retained from the BNB and Eaton National acquisitions, an increase in the number of employees outside of the acquisitions, and an increase in retirement plan expenses.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2015 vs. 2014
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2015 and 2014, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$760,159	8,540	4.46%	$688,972	8,168	4.70%
Interest-bearing demand deposits	15,257	7	0.18%	3,426	2	0.23%
Federal Reserve Bank stock	2,476	—	—%	2,346	—	—%
Federal Home Loan Bank stock	3,638	36	3.93%	3,638	36	3.93%
Investment securities:
Taxable	259,090	1,094	1.68%	234,629	984	1.66%
Non-taxable (2)	120,149	1,109	3.66%	107,856	1,085	3.99%
Total earnings assets	1,160,769	10,786	3.69%	1,040,867	10,275	3.92%
Non-earning assets	109,287			103,343
Allowance for loan losses	(2,885)			(3,288)
Total assets	$1,267,171			$1,140,922

Savings deposits	$637,331	143	0.09%	$558,208	122	0.09%
IRA and time certificates	$225,506	691	1.22%	$224,340	678	1.20%
Short-term borrowings	13,450	5	0.15%	22,547	10	0.18%
Long-term debt	6,040	73	4.80%	11,457	101	3.50%
Total interest-bearing liabilities	882,327	912	0.41%	816,552	911	0.44%
Demand deposits	236,893			193,561
Other liabilities	8,919			7,002
Capital	139,032			123,807
Total liabilities and capital	$1,267,171			$1,140,922
Net interest rate spread (3)			3.28%			3.48%
Net interest income and net interest margin on a taxable-equivalent basis (4)		9,874	3.37%		9,364	3.57%
Ratio of interest-earning assets to interest-bearing liabilities	131.56%			127.47%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2015 as compared to the same period in 2014.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2015 vs. 2014 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$815	(443)	372
Federal funds sold	—	—	—
Interest-bearing demand deposits	6	(1)	5
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	—	—
Investment securities:
Taxable	103	7	110
Non-taxable	118	(94)	24
Total interest income	1,042	(531)	511
Interest-bearing Liabilities:
Savings deposits	18	3	21
IRA and time certificates	4	9	13
Short-term borrowings	(4)	(1)	(5)
Long-term debt	(58)	30	(28)
Total interest expense	(40)	41	1
Net interest income	$1,082	(572)	510

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2015 totaled $9,874,000, an increase of $510,000 over the comparable period in 2014.  Total interest income increased $511,000 and total interest expense increased $1,000.

The increase in total interest income was due to a $119.9 million increase in average total earning assets, partially offset by a 23 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets. The increase in average total earning assets was due to a $71.2 million increase in average loans, an $11.8 million increase in interest-bearing demand deposits, and a $36.8 million increase in average total investment securities. The increase in average loans was partially due to the acquisition of BNB and partially due to organic loan growth.

The small increase in total interest expense was due primarily to a 130 basis point increase in the average rate paid on long-term debt caused by the payment in full of a comparatively lower rate $5.0 million advance from the Federal Home Loan Bank of Cincinnati, thus increasing the average rate on the remaining advances. Also contributing to the increase was a 2 basis point increase in the average rate paid on IRA and time certificates. These rate-related increases were largely offset by a $65.8 million increase in average total interest-bearing liabilities. Average savings deposits increased $79.1 million, partially offset by a $9.1 million decrease in average short-term borrowings and a $5.4 million decrease in average long-term debt. Average savings deposits increased largely due to the acquisition of BNB.

Nine Months Ended September 30, 2015 vs. 2014
The following table presents, for the nine months ended September 30, 2015 and 2014, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$732,600	26,572	4.85%	$674,181	24,008	4.76%
Federal funds sold	604	1	0.22%	—	—	—%
Interest-bearing demand deposits	12,756	21	0.22%	9,656	18	0.25%
Federal Reserve Bank stock	2,421	74	4.09%	2,017	55	3.65%
Federal Home Loan Bank stock	3,638	109	4.01%	3,549	109	4.11%
Investment securities:
Taxable	236,412	2,983	1.69%	225,306	2,901	1.72%
Non-taxable (2)	110,920	3,162	3.81%	102,328	3,059	4.00%
Total earnings assets	1,099,351	32,922	4.00%	1,017,037	30,150	3.96%
Non-earning assets	108,431			105,701
Allowance for loan losses	(2,873)			(3,342)
Total assets	$1,204,909			$1,119,396

Savings deposits	$599,371	397	0.09%	$546,393	354	0.09%
IRA and time certificates	$219,720	1,790	1.09%	$225,589	2,069	1.23%
Short-term borrowings	13,358	13	0.13%	15,697	18	0.15%
Long-term debt	6,247	222	4.75%	11,602	305	3.51%
Total interest-bearing liabilities	838,696	2,422	0.39%	799,281	2,746	0.46%
Demand deposits	223,788			191,539
Other liabilities	8,169			6,731
Capital	134,256			121,845
Total liabilities and capital	$1,204,909			$1,119,396
Net interest rate spread (3)			3.61%			3.50%
Net interest income and net interest margin on a taxable-equivalent basis (4)		30,500	3.71%		27,404	3.60%
Ratio of interest-earning assets to interest-bearing liabilities	131.08%			127.24%
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

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2015 as compared to the same period in 2014.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Nine Months Ended September 30, 2015 vs. 2014 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$2,112	452	2,564
Federal funds sold	1	—	1
Interest-bearing demand deposits	5	(1)	4
Federal Reserve Bank stock	12	7	19
Federal Home Loan Bank stock	3	(3)	—
Investment securities:
Taxable	141	(59)	82
Non-taxable	249	(146)	103
Total interest income	2,523	250	2,773
Interest-bearing Liabilities:
Savings deposits	35	8	43
IRA and time certificates	(53)	(226)	(279)
Short-term borrowings	(2)	(3)	(5)
Long-term debt	(169)	86	(83)
Total interest expense	(189)	(135)	(324)
Net interest income	$2,712	385	3,097

Net interest income on a fully tax-equivalent basis for the nine months ended September 30, 2015 totaled $30,501,000, an increase of $3,097,000 over the comparable period in 2014.  Total interest income increased $2,773,000 and total interest expense decreased $324,000.

The increase in total interest income was due primarily to a $82.3 million increase in average total earning assets and secondarily to a 4 basis point increase in the average rate earned on earning assets.  The increase in average total earning assets was due to a $58.4 million increase in average loans and to a $19.7 million increase in average total investment securities. The increase in average loans was partially due to the acquisition of BNB and partially due to organic loan growth.

The decrease in total interest expense was due to a $5.4 million decrease in average long-term debt and to a $5.9 million decrease in average IRA and time certificates and to a 7 basis point decrease in the average rate paid on interest-bearing liabilities. Average long-term debt decreased due to the payment in full during January 2015 of a $5.0 million advance from the Federal Home Loan Bank of Cincinnati.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  Net charge-offs for the three and nine months ended September 30, 2015 totaled $161,000 and $1,149,000, respectively, as compared to $496,000 and $1,027,000 for the same periods in 2014. The provision for loan losses for the three and nine months ended September 30, 2015 was $240,000 and $986,000, respectively, as compared to $401,000 and $737,000 for the same periods in 2014. Net charge-offs and the provision for loan losses had elevated balances during the second quarter 2015 due to the sale of impaired loans during that quarter.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

Three Months Ended September 30, 2015 vs. 2014
Total non-interest income for the third quarter 2015 was $71,000 greater than for the third quarter 2014 primarily due to a $66,000 increase in trust income, a $69,000 increase in service charges and fees on deposit accounts, and a $32,000 increase in other operating income. The increase in trust income reflects growth in the average fair value of assets managed. The increase in service charges and fees on deposit accounts reflects a greater number of deposit accounts resulting from the merger with BNB. The increase in other operating income is primarily due to an increase in earnings from the Bank's 49% investment in LCNB Title Services. These increases were partially offset by a $97,000 decrease in net gains on sales of securities due to no sales of securities during the third quarter 2015.

Nine Months Ended September 30, 2015 vs. 2014
Total non-interest income for the first nine months of 2015 was $830,000 greater than for the first nine months of 2014 primarily due to a $335,000 increase in trust income, a $239,000 increase in net gains from sales of securities, and a $196,000 increase in gains from sales of loans. Trust income increased for substantially the same reason mentioned above. Gains from sales of securities and loans increased due to a greater volume of loans sales during the first nine months of 2015.

Non-Interest Expense

Three Months Ended September 30, 2015 vs. 2014
Non-interest expense for the third quarter 2015 was $850,000 greater than for the third quarter 2014 primarily due to a $318,000 increase in salaries and employee benefits and a $495,000 increase in other non-interest expense. Salaries and employee benefits increased primarily due to salary and wage increases, employees retained from the BNB and Eaton National acquisitions, an increase in the number of employees outside of the acquisitions, and increased retirement plan expenses. The increase in other non-interest expense included a $206,000 increase in OREO related expenses and impairment charges and a $108,000 decrease in net gains from sales of fixed assets.

Nine Months Ended September 30, 2015 vs. 2014
Non-interest expense for the first nine months of 2015 was $653,000 greater than for the first nine months of 2014 primarily due to a $1,115,000 increase in salaries and employee benefits, partially offset by a $725,000 decrease in merger-related expenses. Salaries and employee benefits increased for substantially the same reasons mentioned above. Costs related to the acquisition of BNB in April 2015 were less than costs associated with the acquisition of Eaton National in January 2014.

Income Taxes
LCNB's effective tax rates for the nine months ended September 30, 2015 and 2014 were 27.2% and 24.5%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
The carrying values of loans, securities available-for-sale, premises and equipment, and deposits were greatly influenced by the merger with BNB.  See Note 2 - Acquisition to the Financial Statements for a description of the merger and a summary of the fair values of BNB's assets and liabilities added to LCNB's consolidated balance sheet.

Net loans at September 30, 2015 were $64.0 million greater than at December 31, 2014 partially due to the acquisition of BNB, which increased LCNB's loan balance by $34.7 million, and partially due to organic growth in the portfolio.

Available-for-sale investment securities at September 30, 2015 were $75.4 million greater than at December 31, 2014. Included in the increase were $58.2 in investment securities obtained through the acquisition of BNB. During the first nine months of 2015, LCNB purchased $90.0 million in new securities. The purchases were largely offset by sales, maturities, and calls of investment securities.

Goodwill at September 30, 2015 was $2.5 million greater than at December 31, 2014 due to goodwill recorded on the BNB acquisition.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total deposits at September 30, 2015 was $157.3 million greater than at December 31, 2014. Included in this increase were $99.1 million in new deposits obtained through the BNB acquisition and a $36.3 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.
Shareholders' equity at September 30, 2015 was $15.2 million greater than at December 31, 2014. LCNB issued 560,132 shares of common stock during the second quarter 2015 as partial payment for BNB shares of stock, resulting in a $9.1 million increase in the common shares account.

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

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy:

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Regulatory Capital:
Shareholders' equity	$140,851	125,695
Goodwill and other intangibles	(32,226)	(31,886)
Accumulated other comprehensive income	(2,503)	(785)
Tier 1 risk-based capital	106,122	93,024
Eligible allowance for loan losses	2,958	3,121
Total risk-based capital	$109,080	96,145
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.54%	N/A
Tier 1 Capital to risk-weighted assets	13.54%	13.92%
Total Capital to risk-weighted assets	13.92%	14.38%
Leverage	8.60%	8.53%

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At September 30, 2015, LCNB's liquid assets amounted to $394.0 million or 30.9% of total assets.  This compares to liquid assets totaling $301.2 million, or 27.2% of total assets, at December 31, 2014.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 81.0% of total deposits at September 30, 2015 were "core" deposits, compared to 84.3% of deposits at December 31, 2014. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2015 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$42,125	3,284	8.45%
Up 200	40,997	2,156	5.55%
Up 100	39,889	1,048	2.70%
Base	38,841	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2015 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$140,149	(563)	(0.40)%
Up 200	139,905	(807)	(0.57)%
Up 100	139,470	(1,242)	(0.88)%
Base	140,712	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2015, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 2, 2015	/s/ Stephen P. Wilson
Stephen P. Wilson, Chief Executive Officer and
Chairman of the Board of Directors

November 2, 2015	/s/ Robert C. Haines, II
Robert C. Haines, II, Executive Vice President
and Chief Financial Officer