Form 10-K
period 2015-12-31
LCNB CORP
filed 2016-03-09
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes          ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2015, determined using a per share closing price on that date of $16.20 as quoted on the NASDAQ Capital Market, was $154,224,000.

As of March 8, 2016, 9,905,147 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 26, 2016, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2015 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2015

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

LCNB CORP. AND SUBSIDIARIES

On January 11, 2013, LCNB consummated a merger with First Capital Bancshares, Inc. (“First Capital”) in a stock and cash transaction valued at approximately $20.2 million.  Immediately following the merger of First Capital into LCNB, Citizens National Bank (“Citizens National”), a wholly-owned subsidiary of First Capital, was merged into LCNB National Bank.  At that time, Citizens National’s six full–service offices became offices of LCNB.  Three of these offices are located in Chillicothe, Ohio and one office is located in each of Frankfort, Ohio, Clarksburg, Ohio, and Washington Court House, Ohio.

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

On April 30, 2015, LCNB consummated a merger with BNB Bancorp, Inc. (“BNB”) in a stock and cash transaction valued at approximately $13.5 million. Immediately following the merger of BNB into LCNB, Brookville National Bank ("Brookville National"), a wholly-owned subsidiary of BNB, was merged into LCNB National Bank. At that time, Brookville National's two offices, both located in Brookville, Ohio, became offices of LCNB.

At February 29, 2016, the Bank had 36 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Hamilton, Montgomery, Preble, Ross, and Fayette Counties, Ohio, and 40 automated teller machines ("ATMs").

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

LCNB CORP. AND SUBSIDIARIES

Market Area

LCNB’s primary market area consists of Warren, Butler, Clinton, Preble, Ross, and Fayette Counties and portions of Hamilton, Clermont, and Montgomery Counties in Southwestern and South Central Ohio.  Certain demographic information is as follows:

	Warren	Butler	Clinton	Preble	Ross	Fayette	Hamilton	Montgomery
Population:
2000 census	158,383	332,807	40,543	42,337	73,345	28,433	845,303	559,062
2010 census	212,693	368,130	42,040	42,270	78,064	29,030	802,374	535,153
Percentage increase/decrease in population	34.3%	10.6%	3.0%	(0.2)%	6.4%	2.1%	(5.1)%	(4.3)%
Estimated percentage of persons below poverty level	5.9%	12.8%	14.0%	10.7%	17.5%	18.5%	15.4%	15.7%
Estimated median household income	$71,274	$54,788	$46,261	$48,899	$42,626	$39,599	$48,234	$43,965
Median age	37.0	35.7	37.7	41.0	39.5	39.3	36.9	38.7
Unemployment rate:
December 2015	3.9%	4.2%	5.7%	4.6%	5.4%	4.7%	4.1%	4.7%
December 2014	3.9%	4.3%	6.3%	4.5%	5.4%	4.5%	4.3%	4.8%
December 2013	5.5%	6.2%	8.8%	6.4%	7.6%	5.9%	6.0%	7.0%

Once primarily a rural county (its population according to the 1950 census was only 38,505), Warren County experienced significant growth during the latter half of the twentieth century and into the twenty-first century.  Many people who now live in Warren County are employed by companies located in the Cincinnati and Dayton metropolitan areas.  A sizable tourist industry that includes King’s Island, the Beach Waterpark, and the Ohio Renaissance Festival provides a number of temporary summer jobs.  Not including local government entities and school districts, which are significant sources of employment, the top five major employers in Warren County are Macy’s Credit and Customer Service, Procter & Gamble’s Mason Business Center, Atrium Health Center Mason, WellPoint (health insurance), and Luxottica.

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

Most of the growth in Butler County has occurred in West Chester, Liberty, and Fairfield Townships.  Many of the people living in these townships are employed by companies located in the Cincinnati metropolitan area.  Not including local government entities and school districts, the top five major employers in Butler County are Miami University, AK Steel, Cincinnati Financial Corp. (insurance), GE Aviation, and Liberty Mutual Group (insurance). Fort Hamilton Hospital, Mercy Hospital Fairfield, McCullough-Hyde Memorial Hospital, West Chester Hospital, Cincinnati Children's Hospital Liberty Campus, Cincinnati Children's Hospital Fairfield, and Bethesda Butler Hospital are located in Butler County and collectively are a significant source of health-related employment.

Clinton County remains mostly rural.  Wilmington, with a 2010 census population of 12,520, is the largest city.  The next largest is Blanchester, with a 2010 census population of 4,243.  The unemployment rates for December 2013 through December 2015 are unusually high because of the loss of a dominant employer.  DHL, an overnight shipping company, owned the Wilmington Air Park, a decommissioned air force base, and maintained hub operations at this location.  In 2008, Wilmington Air Park discontinued operations, resulting in the direct loss of approximately 8,000 jobs, not including job losses sustained by other businesses dependent on the air park operations.  Certain services subcontracted to ABX Air and ASTAR Air Cargo continue, but with greatly diminished work forces.

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

LCNB’s four offices in Montgomery County are located in the communities of Oakwood, Centerville and Brookville.  Similar to Cincinnati and Hamilton County, Dayton is the largest city in Montgomery County and dominates the economic demographics of the county.  The largest employer of Montgomery County residents is Wright Patterson Air Force Base, which is actually located in Greene County.   Large employers located in Montgomery County include Premier Health Partners, Kettering Health Network, The Kroger Company, LexisNexis, and Sinclair Community College.

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

LCNB CORP. AND SUBSIDIARIES

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

LCNB CORP. AND SUBSIDIARIES

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

Employees

As of December 31, 2015, LCNB employed 280 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

LCNB CORP. AND SUBSIDIARIES

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2015	2014	2013
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury notes	$72,846	62,560	12,894
U.S. Agency notes	139,889	83,637	106,675
U.S. Agency mortgage-backed securities	29,378	38,032	40,309
Certificates of deposit	249	3,086	1,501
Municipal securities	132,420	93,790	92,642
Mutual funds	2,466	2,461	2,380
Trust preferred securities	50	50	147
Equity securities	680	1,749	1,693
Total securities available-for-sale	377,978	285,365	258,241

Securities held-to-maturity:
Municipal securities	22,633	22,725	16,323

Federal Reserve Bank stock	2,732	2,346	1,603
Federal Home Loan Bank stock	3,638	3,638	2,854
Total securities	$406,981	314,074	279,021

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of securities at December 31, 2015, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$9,091	9,081	0.67%	$—	—	—%
One to five years	36,725	36,923	1.60%	—	—	—%
Five to ten years	26,856	26,842	1.94%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	72,672	72,846	1.61%	—	—	—%

U.S. Agency notes:
Within one year	—	—	—%	—	—	—%
One to five years	83,404	83,085	1.48%	—	—	—%
Five to ten years	57,472	56,804	2.06%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	140,876	139,889	1.72%	—	—	—%

Certificates of deposit
Within one year	248	249	1.16%	—	—	—%
One to five years	—	—	—%	—	—	—%
Five to ten years	—	—	—%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total certificates of deposit	248	249	1.16%	—	—	—%

Municipal securities (1):
Within one year	13,672	13,829	3.28%	3,819	3,831	2.43%
One to five years	62,645	63,589	3.03%	3,904	3,882	3.04%
Five to ten years	54,321	55,002	3.26%	3,168	3,107	3.40%
After ten years	—	—	—%	11,742	11,810	6.31%
Total Municipal securities	130,638	132,420	3.15%	22,633	22,630	4.68%

U.S. Agency mortgage-backed securities	29,608	29,378	2.39%	—	—	—%
Mutual funds	2,517	2,466	1.92%	—	—	—%
Trust preferred securities	49	50	7.78%	—	—	—%
Equity securities	659	680	4.57%	—	—	—%

Totals	$377,267	377,978	2.25%	22,633	22,630	4.68%

(1)	Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 34% statutory Federal income tax rate.
Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2015.

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

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$45,275	5.9%	$35,424	5.1%	$29,337	5.1%	$26,236	5.8%	$30,990	6.7%
Commercial, secured by real estate	419,633	54.5%	379,141	54.3%	314,252	54.7%	230,256	50.7%	219,188	47.6%
Residential real estate	273,139	35.4%	254,087	36.4%	215,587	37.6%	183,132	40.4%	186,904	40.5%
Consumer	18,510	2.4%	18,006	2.5%	12,643	2.2%	10,554	2.3%	14,562	3.2%
Agricultural	13,479	1.7%	11,472	1.6%	2,472	0.4%	1,668	0.4%	2,835	0.6%
Other loans, including deposit overdrafts	665	0.1%	680	0.1%	91	—%	1,875	0.4%	6,554	1.4%
	770,701	100.0%	698,810	100.0%	574,382	100.0%	453,721	100.0%	461,033	100.0%
Deferred origination costs (fees), net	237		146		(28)		62		229
Total loans	770,938		698,956		574,354		453,783		461,262
Less allowance for loan losses	3,129		3,121		3,588		3,437		2,931
Loans, net	$767,809		$695,835		$570,766		$450,346		$458,331

As of December 31, 2015, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

LCNB CORP. AND SUBSIDIARIES

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2015:

(In thousands)

Maturing in one year or less	$33,115
Maturing after one year, but within five years	63,883
Maturing beyond five years	381,389
Total commercial and agricultural loans	$478,387

Loans maturing beyond one year:
Fixed rate	$155,886
Variable rate	289,386
Total	$445,272

Risk Elements

The following table summarizes non-accrual, past-due, and accruing restructured loans for the dates indicated:

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans	$1,723	5,599	2,961	2,283	3,668
Past-due 90 days or more and still accruing	559	203	250	128	39
Accruing restructured loans	13,723	14,269	15,151	13,343	14,739
Total	$16,005	20,071	18,362	15,754	18,446
Percent to total loans	2.08%	2.87%	3.20%	3.47%	4.00%
LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2015, there were no material additional loans not classified as acquired credit impaired or already disclosed as non-accrual, accruing restructured, or accruing past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LCNB CORP. AND SUBSIDIARIES

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$244	5.9%	$129	5.1%	$175	5.1%	$320	5.8%	$162	6.7%
Commercial, secured by real estate	1,908	54.5%	1,990	54.3%	2,520	54.7%	2,296	50.7%	1,941	47.6%
Residential real estate	854	35.4%	926	36.4%	826	37.6%	712	40.4%	656	40.5%
Consumer	54	2.4%	63	2.5%	66	2.2%	108	2.3%	166	3.2%
Agricultural	66	1.7%	11	1.6%	—	0.4%	—	0.4%	—	0.6%
Other loans, including deposit overdrafts	3	0.1%	2	0.1%	1	—%	1	0.4%	6	1.4%
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$3,129	100.0%	$3,121	100.0%	$3,588	100.0%	$3,437	100.0%	$2,931	100.0%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2015:

(In thousands)

Maturity within 3 months	$7,297
After 3 but within 6 months	5,137
After 6 but within 12 months	11,265
After 12 months	50,356
$74,055
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

The phase-in period for the final rules began for LCNB on January 1, 2015, with full compliance with all of the final rules' requirements phased in over a multi-year schedule. While management expects that LCNB's capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements, there can be no assurance that such will be the case. If LCNB is unable to meet or exceed the applicable minimum capital requirements, it may become subject to supervisory actions ranging in severity from losing its financial holding company status, to being precluded from making acquisitions or engaging in new activities or becoming subject to informal or formal regulatory enforcement actions.

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

LCNB CORP. AND SUBSIDIARIES

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

LCNB also competes with numerous real estate brokerage firms, some owned by realty companies, for residential real estate mortgage loans.  Incentives offered by captive finance companies owned by the major automobile companies have limited the banking industry’s opportunities for growth in the new automobile loan market.  The banking industry now competes with brokerage firms and mutual fund companies for funds that would have historically been held as bank deposits.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of these competitors have fewer regulatory constraints and may have lower cost structures.

If LCNB is unable to attract and retain loan, deposit, brokerage, and trust customers, its growth and profitability levels may be negatively impacted.

Economic conditions in Southwestern and South Central Ohio could adversely affect LCNB’s financial condition and results of operations.
LCNB conducts its operations from offices that are located in nine Southwestern and South Central Ohio counties, from which substantially all of its customer base is drawn. Because of this geographic concentration of operations and customer base, LCNB's financial performance is heavily influenced by economic conditions in these areas. LCNB's financial performance could be negatively affected to the extent that business and economic conditions in these areas do not continue to recover from the recent recession. Any material deterioration in economic conditions in these markets could have material direct or indirect adverse impacts on LCNB's customers and on LCNB. Such deterioration could increase the number of customers experiencing financial distress, negatively impacting their ability to obtain new loans or to repay existing loans. As a result, LCNB may experience increases in the levels of impaired loans, increased charge-offs, and increased provisions for loan losses. Deteriorating economic conditions may also effect the ability of depositors to maintain or add to deposit balances and may effect the demand for loans, trust, brokerage, and other products and services offered by LCNB. Such losses and decreased demand could have material adverse effects on LCNB's financial position, results of operations, and cash flows.

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

LCNB CORP. AND SUBSIDIARIES

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

LCNB CORP. AND SUBSIDIARIES

Federal regulators may initiate various enforcement actions against a financial institution that violates laws or regulations or that operates in an unsafe or unsound manner.  These enforcement actions may include, but are not limited to, the assessment of civil money penalties, the issuance of cease-and-desist or removal orders, and the imposition of written agreements.

Proposals to change the laws governing financial institutions are periodically introduced in Congress and proposals to change regulations are periodically considered by the regulatory bodies.  Such future legislation and/or changes in regulations could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  The likelihood of any major changes in the future and their effects are impossible to predict.

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

LCNB continually encounters technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. LCNB’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in LCNB’s operations. LCNB may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect LCNB’s growth, revenue and profit.

Risk factors related to LCNB’s trust business.
Competition for trust business is intense.  Competitors include other commercial bank and trust companies, brokerage firms, investment advisory firms, mutual fund companies, accountants, and attorneys.

LCNB CORP. AND SUBSIDIARIES

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
Item 1B. Unresolved Staff Comments

Not applicable

LCNB CORP. AND SUBSIDIARIES

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Owned

2.	Auto Bank	Silver and Mechanic Streets Lebanon, Ohio 45036	Owned

3.	Barron Street Office	1697 North Barron Street Eaton, Ohio 45320	Leased

4.	Bridge Street Office	1240 North Bridge Street Chillicothe, Ohio 45601	Owned

5.	Brookville Office	225 West Upper Lewisburg Salem Road Brookville, Ohio 45309	Owned

6.	Centerville Office	9605 Dayton-Lebanon Pike Centerville, Ohio 45458	Owned

7.	Chillicothe Office	33 West Main Street Chillicothe, Ohio 45601	Owned

8.	Clarksburg Office	10820 Main Street Clarksburg, Ohio 43115	Owned

9.	Colerain Township Office	3209 West Galbraith Road Cincinnati, Ohio 45239	Owned

10.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Owned

11.	Eaton Office	110 West Main Street Eaton, Ohio 45320	Owned

12.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Leased

13.	Frankfort Office	Springfield and Main Streets Frankfort, Ohio 45628	Owned

14.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Owned

15.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Owned

16.	Hay Avenue Office	121 Hay Avenue Brookville, Ohio 45309	Owned

17.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Owned

18.	Lewisburg Office	522 South Commerce Street Lewisburg, Ohio 45338	Owned

LCNB CORP. AND SUBSIDIARIES

	Name of Office	Address

19.	Loveland Office	500 Loveland-Madeira Road Loveland, OH 45140	Owned

20.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Owned

21.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Owned

22.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Owned

23.	Monroe Office	101 Clarence F. Warner Drive Monroe, Ohio 45050	Owned

24.	New Paris Office	201 South Washington Street New Paris, Ohio 45347	Owned

25.	Oakwood Office	2705 Far Hills Avenue Oakwood, Ohio 45419	(2)

26.	Okeana Office (closed February 12, 2016)	6225 Cincinnati-Brookville Road Okeana, Ohio 45053	Owned

27.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Leased

28.	Oxford Office (1)	30 West Park Place Oxford, Ohio 45056	(2)

29.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Owned

30.	South Lebanon Office	603 Corwin Nixon Blvd. South Lebanon, Ohio 45065	Owned

31.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Owned

32.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Leased

33.	Washington Court House Office	100 Crossings Drive Washington Court House, Ohio 43160	Owned

34.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Owned

35.	West Alexandria Office	55 East Dayton Street West Alexandria, Ohio 45381	Owned

36.	Western Avenue Office	1006 Western Avenue Chillicothe, Ohio 45601	Owned

LCNB CORP. AND SUBSIDIARIES

	Name of Office	Address

37.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Owned

38.	Operations Center (under construction)	105 North Broadway Lebanon, Ohio 45036	Owned

(1)	Excess space in this office is leased to third parties.

(2)	The Bank owns the Oakwood and Oxford office buildings and leases the land.

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

Not Applicable

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 1,026 registered holders of its common stock as of December 31, 2015.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market exchange under the symbol “LCNB.”

Trade prices for shares of LCNB Common Stock and cash dividends per share declared and paid are set forth below.  The trade prices shown below are interdealer without retail markups, markdowns, or commissions.

	2015			2014
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$16.40	13.95	0.16	18.24	17.25	0.16
Second Quarter	17.88	15.01	0.16	18.89	14.67	0.16
Third Quarter	16.40	15.26	0.16	17.14	14.84	0.16
Fourth Quarter	17.18	15.07	0.16	15.43	13.83	0.16
Total dividends declared			0.64			0.64

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

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through December 31, 2015, 290,444 shares have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2015.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception through December 31, 2015.  No shares were purchased under the Private Sale Repurchase Program during 2015.

LCNB established an Ownership Incentive Plan (the "2002 Plan") during 2002 that allowed for the issuance of up to 200,000 shares of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards could be in the form of stock options, share awards, and/or appreciation rights.   The 2002 Plan expired on April 16, 2012. Outstanding, unexercised options continue to be exercisable in accordance with their terms.

LCNB CORP. AND SUBSIDIARIES

The 2015 Ownership Incentive Plan (the "2015 Plan") was approved by LCNB's shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. This plan provides for the issuance of up to 450,000 shares and will terminate on April 28, 2025, unless earlier terminated by the Compensation Committee.

The following table shows information relating to stock options outstanding under the 2002 Plan and 2015 Plan at December 31, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	83,861	$12.39	433,962
Equity compensation plans not approved by security holders	—	—	—
Total	83,861	$12.39	433,962

LCNB CORP. AND SUBSIDIARIES

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite, the SNL Midwest OTC-BB and Pink Sheet Banks, and the SNL Midwest Bank indexes.  This graph covers the period from December 31, 2010 through December 31, 2015.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2010 in LCNB common stock, the NASDAQ Composite, and the SNL Midwest Bank Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
LCNB Corp.	$100.00	114.16	126.65	171.16	150.37	169.90
NASDAQ Composite	$100.00	99.21	116.82	163.75	188.03	201.40
SNL Midwest Bank index	$100.00	94.46	113.69	155.65	169.21	171.78

Source : SNL Financial LC, Charlottesville, VA
© 2016
www.snl.com

LCNB CORP. AND SUBSIDIARIES

Item 6.  Selected Financial Data
The following represents selected consolidated financial data of LCNB for the years ended December 31, 2011 through 2015 and are derived from LCNB's consolidated financial statements.  Certain prior year data presented in this table have been reclassified to conform with the current year presentation.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$42,659	39,477	33,497	29,938	32,093
Interest expense	3,328	3,590	4,065	4,889	6,387
Net interest income	39,331	35,887	29,432	25,049	25,706
Provision for loan losses	1,366	930	588	1,351	2,089
Net interest income after provision for loan losses	37,965	34,957	28,844	23,698	23,617
Non-interest income	10,123	9,142	9,090	9,049	7,764
Non-interest expenses	32,392	30,844	26,212	21,682	21,849
Income before income taxes	15,696	13,255	11,722	11,065	9,532
Provision for income taxes	4,222	3,386	2,942	2,795	2,210
Net income from continuing operations	11,474	9,869	8,780	8,270	7,322
Income from discontinued operations, net of tax	—	—	—	—	793
Net income	$11,474	9,869	8,780	8,270	8,115

Dividends per common share	$0.64	0.64	0.64	0.64	0.64
Basic earnings per common share:
Continuing operations	1.18	1.06	1.12	1.23	1.09
Discontinued operations	—	—	—	—	0.12
Diluted earnings per common share:
Continuing operations	1.17	1.05	1.10	1.22	1.08
Discontinued operations	—	—	—	—	0.12

Balance Sheet:
Securities	$406,981	314,074	279,021	276,970	267,771
Loans, net	767,809	695,835	570,766	450,346	458,331
Total assets	1,280,531	1,108,066	932,338	788,637	791,570
Total deposits	1,087,160	946,205	785,761	671,471	663,562
Short-term borrowings	37,387	16,645	8,655	13,756	21,596
Long-term debt	5,947	11,357	12,102	13,705	21,373
Total shareholders' equity	140,108	125,695	118,873	82,006	77,960

Selected Financial Ratios and Other Data:
Return on average assets	0.94%	0.88%	0.93%	1.02%	1.02%
Return on average equity	8.43%	8.04%	9.02%	10.22%	10.89%
Equity-to-assets ratio	10.94%	11.34%	12.75%	10.40%	9.85%
Dividend payout ratio	54.24%	60.38%	57.14%	52.03%	52.89%
Net interest margin, fully taxable equivalent	3.64%	3.66%	3.57%	3.52%	3.70%

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
BNB merged with and into LCNB as of the close of business on April 30, 2015. As of the date of the merger, LCNB recorded additional loans of $34.7 million and additional deposits of $99.1 million.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the Consolidated Financial Statements and related Notes and the Financial Highlights contained in the 2015 Annual Report to Shareholders.

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

Overview

Net income for 2015 was $11,474,000 (basic and diluted earnings per share of $1.18 and $1.17, respectively), compared to $9,869,000 (basic and diluted earnings per share of $1.06 and $1.05) in 2014 and $8,780,000 (total basic and diluted earnings per share of $1.12 and $1.10) in 2013.

The following items significantly affected earnings for the years indicated:

1.	The completion of a merger with BNB Bancorp, Inc. on April 30, 2015.

2.	The completion of a merger with Eaton National Bank & Trust Co. on January 24, 2014.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

3.	The completion of a merger with First Capital Bancshares, Inc. and its subsidiary, Citizens National Bank of Chillicothe, on January 11, 2013.

4.	Net gains on sales of securities were significantly greater in 2013 when compared to 2015 and 2014.

5.
Other real estate owned expense was significantly less in 2013 as compared to 2015 and 2014 because of decreases in valuation write-downs and a gain recognized during the first quarter 2013 on the sale of commercial real estate property.

6.	Impaired loans with a carrying value of approximately $4.5 million were sold during the second second quarter 2015, significantly improving LCNB's loan quality metrics.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$740,626	35,285	4.76%	$679,223	32,706	4.82%	$555,602	27,325	4.92%
Federal funds sold	452	1	0.22%	—	—	—%	768	1	0.13%
Interest-bearing demand deposits	12,245	30	0.24%	12,450	29	0.23%	9,908	24	0.24%
Federal Reserve Bank stock	2,495	152	6.09%	2,100	126	6.00%	1,436	86	5.99%
Federal Home Loan Bank stock	3,638	146	4.01%	3,571	146	4.09%	2,826	119	4.21%
Investment securities:
Taxable	245,410	4,197	1.71%	219,131	3,757	1.71%	192,983	3,369	1.75%
Non-taxable (2)	115,215	4,315	3.75%	102,902	4,111	4.00%	98,567	3,898	3.95%
Total earning assets	1,120,081	44,126	3.94%	1,019,377	40,875	4.01%	862,090	34,822	4.04%
Non-earning assets	107,919			104,413			85,970
Allowance for loan losses	(2,888)			(3,275)			(3,401)
Total assets	$1,225,112			$1,120,515			$944,659

Savings deposits	$608,925	545	0.09%	$544,698	474	0.09%	$454,265	407	0.09%
IRA and time certificates	219,562	2,464	1.12%	223,555	2,687	1.20%	197,302	3,195	1.62%
Short-term borrowings	15,105	24	0.16%	14,820	22	0.15%	16,912	25	0.15%
Long-term debt	6,177	295	4.78%	11,546	407	3.53%	12,768	438	3.43%
Total interest-bearing liabilities	849,769	3,328	0.39%	794,619	3,590	0.45%	681,247	4,065	0.60%
Demand deposits	230,608			196,273			160,470
Other liabilities	8,590			6,908			5,593
Capital	136,145			122,716			97,349
Total liabilities and capital	$1,225,112			$1,120,516			$944,659
Net interest rate spread (3)			3.55%			3.56%			3.44%
Net interest income and net interest margin on a tax equivalent basis (4)		40,798	3.64%		37,285	3.66%		30,757	3.57%
Ratio of interest-earning assets to interest-bearing liabilities	131.81%			128.29%			126.55%

(1)	Includes non-accrual loans if any.

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

	For the years ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$2,929	(350)	2,579	5,964	(583)	5,381
Federal funds sold	1	—	1	(1)	—	(1)
Interest-bearing demand deposits	—	1	1	6	(1)	5
Federal Reserve Bank stock	24	2	26	40	—	40
Federal Home Loan Bank stock	3	(3)	—	31	(4)	27
Investment securities:
Taxable	449	(9)	440	449	(61)	388
Non-taxable (2)	472	(268)	204	173	40	213
Total interest income	3,878	(627)	3,251	6,662	(609)	6,053
Interest expense attributable to:
Savings deposits	57	14	71	80	(13)	67
IRA and time certificates	(47)	(176)	(223)	388	(896)	(508)
Short-term borrowings	—	2	2	(3)	—	(3)
Long-term debt	(227)	115	(112)	(43)	12	(31)
Total interest expense	(217)	(45)	(262)	422	(897)	(475)
Net interest income	$4,095	(582)	3,513	6,240	288	6,528

(1)	Non-accrual loans, if any, are included in average loan balances.

(2)
Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2015 vs. 2014.  Net interest income on a fully tax-equivalent basis for 2015 totaled $40,798,000, an increase of $3,513,000 from 2014.  The increase resulted from an increase in total taxable-equivalent interest income of $3,251,000 and a decrease in total interest expense of $262,000.

The increase in taxable-equivalent interest income was due to a $100.7 million increase in total average interest-earning assets, slightly offset by a 7 basis point (a basis point equals 0.01%) decrease in the average rate earned on interest-earning assets.  The increase in total average interest-earning assets reflects an increase of $61.4 million in average loans, partially from the BNB merger and partially from organic growth, and a $38.6 million increase in investment securities. The decrease in the average rate earned was primarily due to general decreases in market rates.

Interest expense decreased primarily due to a $5.4 million decrease in average long term debt, primarily due the payment in full of a $5.0 million advance from the Federal Home Loan Bank of Cincinnati during the first quarter 2015, and to a 1 basis point decrease in the average rate paid on total interest-bearing liabilities.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in taxable-equivalent interest income was due to a $157.3 million increase in total average interest-earning assets, slightly offset by a 3 basis point decrease in the average rate earned on interest-earning assets.  The increase in total average interest-earning assets reflects an increase of $123.6 million in average loans, primarily from the Eaton National merger, and a $30.5 million increase in investment securities. The decrease in the average rate earned was primarily due to general decreases in market rates.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2011 through 2015:

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance – Beginning of year	$3,121	3,588	3,437	2,931	2,641

Loans charged off:
Commercial and industrial	100	261	119	159	581
Commercial, secured by real estate	1,133	573	58	234	598
Residential real estate	304	652	244	486	512
Consumer	52	129	181	134	252
Agricultural	67	—	—	—	—
Other loans, including deposit overdrafts	74	79	67	85	127
Total loans charged off	1,730	1,694	669	1,098	2,070

Recoveries:
Commercial and industrial	7	42	4	—	—
Commercial, secured by real estate	96	63	26	71	30
Residential real estate	107	40	31	7	31
Consumer	60	108	127	123	122
Agricultural	67	—	—	—	—
Other loans, including deposit overdrafts	35	44	44	52	88
Total recoveries	372	297	232	253	271
Net charge offs	1,358	1,397	437	845	1,799

Provision charged to operations	1,366	930	588	1,351	2,089
Balance - End of year	$3,129	3,121	3,588	3,437	2,931

Ratio of net charge-offs during the period to average loans outstanding	0.18%	0.21%	0.08%	0.18%	0.39%

Ratio of allowance for loan losses to total loans at year-end	0.41%	0.45%	0.62%	0.76%	0.64%

Charge-offs for the commercial, secured by real estate category had an elevated balance during 2015 due to the sale of impaired loans. Charge-offs for the commercial and industrial loan category for 2014 included a charge-off of $222,000 on one loan and charge-offs in the commercial, secured by real estate category for the same year included charge-offs totaling $469,000 on three loans. The $581,000 of charge-offs in the commercial and industrial loan category for 2011 is comprised of a $251,000 charge-off connected to a retail business that ceased operations during that year and the remaining $330,000 is due to one borrower.  Commercial real estate charge-offs for 2011 consisted of loans to five different borrowers.

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

The following table presents the components of the allowance for loan losses on the dates specified:

	At December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Specific allocations	$363	11.6%	$817	26.2%	$1,032	28.8%
General allocations:
Historical loss	1,044	33.4%	943	30.2%	982	27.4%
Adjustments to historical loss	1,722	55.0%	1,361	43.6%	1,574	43.8%
Total	$3,129	100.0%	$3,121	100.0%	$3,588	100.0%

Non-Interest Income

2015 vs. 2014.  Total non-interest income for 2015 was $981,000 greater than for 2014 primarily due to increases in trust income, net gains on sales of securities, and gains from sales of mortgage loans. Trust income increased $359,000 primarily due to an increase in the fair value of trust assets and brokerage accounts managed. Net gains from sales of securities increased $346,000 and gains from sales of mortgage loans increased $196,000 primarily due to higher sales volumes.

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

Non-Interest Expense

2015 vs. 2014.  Total non-interest expense was $1,548,000 greater in 2015 than in 2014 primarily due to a $1,831,000 increase in salaries and employee benefits, partially offset by a $757,000 decrease in merger related expenses (consisting primarily of professional fees, data system conversion costs, and employee severance payments). Salaries and employee benefits and occupancy expenses increased due to salary and wage increases, employees retained from the BNB and Eaton National acquisitions, an increase in the number of employees outside of the acquisitions, and increased retirement plan expenses. Costs related to the acquisition of BNB in April 2015 were less than the costs associated with the acquisition of Eaton National in January 2014.

Amortization of intangibles increased $126,000 due to amortization of BNB's core deposit intangible. Other real estate owned expenses increased $204,000 primarily due to impairment charges recognized on a commercial property.

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

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2015, 2014, and 2013 were 26.9%, 25.5%, and 25.1%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income and tax-exempt earnings from bank owned life insurance.

Assets

The carrying values of loans, premises and equipment, and deposits were greatly influenced by the merger with BNB.  See Note 2 - Acquisition to the Consolidated Financial Statements for a description of the merger and a summary of the fair values of BNB's assets and liabilities added to LCNB's consolidated balance sheet.

Available-for-sale investment securities increased $92.6 million during 2015. Included in the increase were $58.2 million in investment securities obtained through the acquisition of BNB. During 2015, LCNB purchased $163.9 million in new securities. These additions were partially offset by sales, maturities, and calls of investment securities.

Net loans increased $72.0 million during 2015.  The BNB merger added $34.7 million of net loans to LCNB's loan portfolio as of the merger date. The remainder of the net increase was due to new loan origination. The increase in the loan portfolio does not reflect $7.7 million of residential fixed-rate real estate loans that were originated and sold to the Federal Home Loan Mortgage Corporation during 2015.

Deposits

Total deposits at December 31, 2015 were $141.0 million greater than at December 31, 2014, including $99.1 million of new deposits obtained through the BNB acquisition and and a $24.0 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.

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

The liquidity of LCNB is enhanced by the fact that 84.3% of total deposits at December 31, 2015 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquid assets include cash and cash equivalents, federal funds sold and securities available-for-sale.  Except for investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati (“FHLB”) and certain local municipal securities, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs, subject to certain pledging commitments for public funds, repurchase agreements, and other requirements.  At December 31, 2015, LCNB's liquid assets amounted to $393.0 million or 30.7% of total assets, compared to $301.2 million or 27.2% of total assets at December 31, 2014. The ratio for 2015 is larger because of an increase in securities available-for-sale.

An additional source of funding is borrowings from the FHLB.  Long-term advances totaling $5.9 million were outstanding at December 31, 2015.  LCNB is approved to borrow up to $55.3 million in short-term advances through the FHLB’s Cash Management Advance program.   Total remaining available borrowing capacity, including short-term advances, with the FHLB at December 31, 2015 was approximately $99.6 million.  One of the factors limiting availability of FHLB borrowings is a bank’s ownership of FHLB stock.  LCNB could increase its available borrowing capacity by purchasing more FHLB stock.

Besides short-term FHLB advances, short-term borrowings may include repurchase agreements, federal funds purchased, and advances from a line of credit with another financial institution.  At December 31, 2015, LCNB could borrow up to $20 million through the line of credit and up to $17 million under federal funds arrangements with two other financial institutions.
Commitments to extend credit at December 31, 2015 totaled $118.9 million, including standby letters of credit totaling $0.5 million, and are more fully described in Note 14 - Commitments and Contingent Liabilities to LCNB's Financial Statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides information concerning LCNB's contractual obligations at December 31, 2015:

		Payments due by period
	Total	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Short-term borrowings	$37,387	37,387	—	—	—
Long-term debt obligations	5,947	349	5,543	55	—
Operating lease obligations	5,206	479	634	259	3,834
Estimated pension plan contribution for 2016	200	200	—	—	—
Commitment to purchase municipal security when issued	7,630	7,630	—	—	—
Funding commitment for affordable housing tax credit limited partnership	907	291	326	91	199
Estimated capital expenditure obligations	11,026	11,026	—	—	—
Certificates of deposit:
$100,000 and over	74,055	23,699	20,578	28,042	1,736
Other time certificates	143,900	62,205	36,914	42,275	2,506
Total	$286,258	143,266	63,995	70,722	8,275

During January 2016, LCNB prepaid in full a $5.0 million advance from the FHLB, which is included in the table above in the long-term debt obligations line, over 1 through 3 years. Since the prepaid advance had an interest rate of 5.25%, the average rate on remaining advances will decrease significantly.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides information concerning LCNB's commitments at December 31, 2015:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$11,815	11,815	—	—	—
Unused lines of credit	106,588	52,035	22,312	19,462	12,779
Standby letters of credit	457	453	4	—	—
Total	$118,860	64,303	22,316	19,462	12,779

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Common Equity Tier 1 Capital to risk weighted assets must be at least 4.50%. The ratio of Tier 1 capital to risk-weighted assets must be at least 6.00% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.00%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.00%.  A table summarizing the regulatory capital of LCNB and the Bank at December 31, 2015 and 2014 is included in Note 15 - Regulatory Matters of the consolidated financial statements.

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

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for a stock dividend.  Through December 31, 2015, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2015.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2015.  No shares were purchased under this program during 2015.

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2015 are composed primarily of goodwill and core deposit intangibles related to the acquisitions of Sycamore during the fourth quarter 2007, First Capital during the first quarter 2013, Eaton National during the first quarter 2014, and BNB during the second quarter 2015. It also includes mortgage servicing rights recorded from sales of fixed-rate mortgage loans.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  The core deposit intangible for Sycamore was amortized on a straight line basis over six years.  The core deposit intangible for First Capital and BNB is being amortized on a straight line basis over nine years. The core deposit intangible for Eaton National is being amortized on a straight line basis over eight years. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2015 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$42,163	3,074	7.86%
Up 200	41,110	2,021	5.17%
Up 100	40,089	1,000	2.56%
Base	39,089	—	—%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2015 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE for all shock levels.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$135,725	(3,473)	(2.50)%
Up 200	136,319	(2,879)	(2.07)%
Up 100	137,176	(2,022)	(1.45)%
Base	139,198	—	—%

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

Management assessed LCNB’s internal controls as of December 31, 2015, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2015, LCNB’s internal control over financial reporting met the criteria.

BKD LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2015.

Submitted by:

LCNB Corp.

/s/ Steve P. Foster	/s/ Robert C. Haines II
Steve P. Foster	Robert C. Haines II
Chief Executive Officer & President	Executive Vice President &
March 9, 2016	Chief Financial Officer
March 9, 2016

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio
We have audited LCNB Corp. and subsidiaries’ (Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Companying management’s assessment of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audit were also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of LCNB Corp.'s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, LCNB Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of LCNB Corp. and subsidiaries and our report dated March 9, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP
BKD, LLP

Cincinnati, Ohio
March 9, 2016

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCNB Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCNB Corp. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP
BKD, LLP

Cincinnati, Ohio
March 9, 2016

LCNB CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of LCNB Corp. and Subsidiaries ("LCNB") for the year ended December 31, 2013.  LCNB’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for LCNB for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Clark, Schaefer, Hackett & Co. (successor of J. D. Cloud & Co. L.L.P., through merger)
Clark, Schaefer, Hackett & Co. (successor of J. D. Cloud & Co. L.L.P., through merger)

Cincinnati, Ohio
March 3, 2014

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2015	2014
ASSETS:
Cash and due from banks	$14,155	14,235
Interest-bearing demand deposits	832	1,610
Total cash and cash equivalents	14,987	15,845

Investment securities:
Available-for-sale, at fair value	377,978	285,365
Held-to-maturity, at cost	22,633	22,725
Federal Reserve Bank stock, at cost	2,732	2,346
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	767,809	695,835
Premises and equipment, net	22,100	20,733
Goodwill	30,183	27,638
Core deposit and other intangibles	5,396	4,780
Bank owned life insurance	22,561	21,936
Other assets	10,514	7,225
TOTAL ASSETS	$1,280,531	1,108,066

LIABILITIES:
Deposits:
Noninterest-bearing	$250,306	213,303
Interest-bearing	836,854	732,902
Total deposits	1,087,160	946,205
Short-term borrowings	37,387	16,645
Long-term debt	5,947	11,357
Accrued interest and other liabilities	9,929	8,164
TOTAL LIABILITIES	1,140,423	982,371

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value, authorized 12,000,000 shares, issued 10,679,174 and 10,064,945 shares at December 31, 2015 and 2014, respectively	76,908	67,181
Retained earnings	74,629	69,394
Treasury shares at cost, 753,627 shares at December 31, 2015 and 2014	(11,665)	(11,665)
Accumulated other comprehensive income (loss), net of taxes	236	785
TOTAL SHAREHOLDERS' EQUITY	140,108	125,695

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$1,280,531	1,108,066

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2015	2014	2013
INTEREST INCOME:
Interest and fees on loans	$35,285	32,706	27,325
Interest on investment securities:
Taxable	4,197	3,757	3,369
Non-taxable	2,848	2,713	2,573
Other investments	329	301	230
TOTAL INTEREST INCOME	42,659	39,477	33,497

INTEREST EXPENSE:
Interest on deposits	3,009	3,161	3,602
Interest on short-term borrowings	24	22	25
Interest on long-term debt	295	407	438
TOTAL INTEREST EXPENSE	3,328	3,590	4,065
NET INTEREST INCOME	39,331	35,887	29,432
PROVISION FOR LOAN LOSSES	1,366	930	588
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,965	34,957	28,844

NON-INTEREST INCOME:
Trust income	3,262	2,903	2,518
Service charges and fees on deposit accounts	4,920	4,838	4,155
Net gain on sales of securities	495	149	1,060
Bank owned life insurance income	625	671	678
Gains from sales of mortgage loans	343	147	339
Other operating income	478	434	340
TOTAL NON-INTEREST INCOME	10,123	9,142	9,090

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,593	15,762	13,487
Equipment expenses	1,257	1,316	1,232
Occupancy expense, net	2,307	2,232	2,042
State franchise tax	1,001	955	846
Marketing	720	703	561
Amortization of intangibles	700	574	334
FDIC premiums	598	660	499
ATM expense	698	624	534
Computer maintenance and supplies	782	794	616
Telephone expense	707	690	566
Contracted services	842	880	568
Other real estate owned	489	285	(30)
Merger-related expenses	643	1,400	1,433
Other non-interest expense	4,055	3,969	3,524
TOTAL NON-INTEREST EXPENSE	32,392	30,844	26,212

INCOME BEFORE INCOME TAXES	15,696	13,255	11,722
PROVISION FOR INCOME TAXES	4,222	3,386	2,942
NET INCOME	$11,474	9,869	8,780

Earnings per common share:
Basic	$1.18	1.06	1.12
Diluted	1.17	1.05	1.10

Weighted average shares outstanding:
Basic	9,704,965	9,297,019	7,852,514
Diluted	9,811,476	9,406,346	7,982,997

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2015	2014	2013
Net income	$11,474	9,869	8,780

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $169, $1,476, and $2,940 for 2015, 2014, and 2013, respectively)	(329)	2,865	(5,706)

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of taxes of $55, $133, and $38 for 2015, 2014, and 2013, respectively)	107	(260)	73

Reclassification adjustment for:

Net realized gain on sale of available-for-sale securities included in net income (net of taxes of $168, $51, and $418 for 2015, 2014 and 2013, respectively)	(327)	(98)	(810)

Other comprehensive income (loss)	(549)	2,507	(6,443)

TOTAL COMPREHENSIVE INCOME	$10,925	12,376	2,337

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$469	1,125	(1,642)
Net unfunded liability for nonqualified pension plan	(233)	(340)	(80)
Balance at year-end	$236	785	(1,722)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2012	6,731,900	$27,107	61,843	(11,665)	4,721	82,006
Net income			8,780			8,780
Other comprehensive gain (loss), net of taxes					(6,443)	(6,443)
Issuance of common stock	1,642,857	26,909				26,909
Dividend Reinvestment and Stock Purchase Plan	18,348	329				329
Acquisition of First Capital Bancshares, Inc.	888,811	12,321				12,321
Exercise of stock options	5,620	70				70
Excess tax benefit on exercise and forfeiture of stock options		12				12
Compensation expense relating to stock options		37				37
Common stock dividends, $0.64 per share			(5,148)			(5,148)
Balance, December 31, 2013	9,287,536	66,785	65,475	(11,665)	(1,722)	118,873

Net income			9,869			9,869
Other comprehensive gain (loss), net of taxes					2,507	2,507
Dividend Reinvestment and Stock Purchase Plan	23,782	372				372
Compensation expense relating to stock options		24				24
Common stock dividends, $0.64 per share			(5,950)			(5,950)
Balance, December 31, 2014	9,311,318	67,181	69,394	(11,665)	785	125,695

Net income			11,474			11,474
Other comprehensive gain (loss), net of taxes					(549)	(549)
Dividend Reinvestment and Stock Purchase Plan	24,610	390				390
Acquisition of BNB Bancorp, Inc.	560,132	9,063				9,063
Exercise of stock options	13,449	152				152
Excess tax benefit on exercise and forfeiture of stock options		13				13
Compensation expense relating to stock options		19				19
Compensation expense relating to restricted stock	16,038	90				90
Common stock dividends, $0.64 per share			(6,239)			(6,239)
Balance, December 31, 2015	9,925,547	$76,908	74,629	(11,665)	236	140,108

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,474	9,869	8,780
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,997	2,991	2,212
Provision for loan losses	1,366	930	588
Deferred income tax provision (benefit)	(58)	192	192
Increase in cash surrender value of bank owned life insurance	(625)	(671)	(678)
Realized gain on sales of securities available-for-sale	(495)	(149)	(1,060)
Realized loss (gain) on sale of premises and equipment	(1)	(128)	18
Realized loss (gain) from sale and write-downs of other real estate owned and repossessed assets	378	85	(182)
Origination of mortgage loans for sale	(7,725)	(7,480)	(19,267)
Realized gains from sales of loans	(343)	(147)	(339)
Proceeds from sales of loans	7,809	7,552	19,415
Compensation expense related to stock options	19	24	37
Compensation expense related to restricted stock	90	—	—
Increase (decrease) due to changes in assets and liabilities:
Income receivable	(160)	414	100
Other assets	(3,302)	1,898	370
Other liabilities	1,815	560	248
TOTAL ADJUSTMENTS	1,765	6,071	1,654
NET CASH FLOWS FROM OPERATING ACTIVITIES	13,239	15,940	10,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	97,981	67,296	59,284
Proceeds from maturities and calls of investment securities:
Available-for-sale	29,700	36,716	26,496
Held-to-maturity	3,515	4,688	9,172
Purchases of investment securities:
Available-for-sale	(163,859)	(92,180)	(74,083)
Held-to-maturity	(3,413)	(11,090)	(9,687)
Proceeds from redemption of Federal Reserve Bank stock	—	41	—
Purchase of Federal Reserve Bank stock	(256)	(743)	(497)
Proceeds from sale of impaired loans	4,559	—	—
Net (increase) decrease in loans	(42,530)	(10,081)	(21,352)
Proceeds from redemption of bank owned life insurance	—	3,633	—
Proceeds from sales of other real estate owned and repossessed assets	245	750	1,173
Additions to other real estate owned	(20)	(45)	(7)
Purchases of premises and equipment	(504)	(1,052)	(858)
Proceeds from sales of premises and equipment	22	179	1
Net cash acquired from (paid for) acquisition	8,993	(9,114)	9,771
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(65,567)	(11,002)	(587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	41,822	(4,797)	(22,310)
Net increase (decrease) in short-term borrowings	20,742	7,339	(5,101)
Principal payments on long-term debt	(5,410)	(745)	(3,395)
Proceeds from issuance of common stock	66	58	26,950
Proceeds and excess tax benefit from exercise of stock options	165	—	82
Cash dividends paid on common stock	(5,915)	(5,636)	(4,860)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	51,470	(3,781)	(8,634)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(858)	1,157	1,213
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,845	14,688	13,475
CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,987	15,845	14,688

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$3,396	3,502	4,097
Income taxes	4,820	2,610	3,685

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	79	435	131

 The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

Declines in the fair value of securities below their cost that are deemed to be other-than-temporarily impaired and for which the Company does not intend to sell the securities and it is not more likely than not that the securities will be sold before the anticipated recovery of the impairment are separated into losses related to credit factors and losses related to other factors.  The losses related to credit factors are recognized in earnings and losses related to other factors are recognized in other comprehensive income.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company's consolidated statements of income as of December 31, 2015, 2014, and 2013, do not reflect any such impairment.

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
December 31, 2015
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
December 31, 2015
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
December 31, 2015
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

AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP
LCNB has elected to account for its investment in an affordable housing tax credit limited partnership using the proportional amortization method described in FASB ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (A Consensus of the FASB Emerging Issues Task Force)." Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The investment in the limited partnership is included in other assets and the unfunded amount is included in accrued interest and other liabilities in LCNB's consolidated balance sheets.

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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company did not select any financial instruments for the fair value election in 2015 or 2014.

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

Citizens National had a qualified noncontributory, defined benefit pension plan, which has been assumed by the Company, that covers eligible employees hired before May 1, 2005. This is a single employer plan.

TREASURY STOCK
Common stock shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the weighted average method.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK OPTIONS AND RESTRICTED STOCK AWARD PLANS
The cost of employee services received in exchange for stock option grants is the grant-date fair value of the award estimated using an option-pricing model.  The compensation cost for restricted stock awards is based on the market price of the Company's common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The estimated cost is recognized over the period the employee is required to provide services in exchange for the award, usually the vesting period.  The Company uses a Black-Scholes pricing model and related assumptions for estimating the fair value of stock option grants and a five-year vesting period for stock options and restricted stock.

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
December 31, 2015
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
December 31, 2015
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
December 31, 2015
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments"
ASU No. 2015-16 was issued in September 2015 and applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. ASU No. 2015-16 requires that an acquirer recognize adjustments to provision amounts during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is also required to record in the same period's financial statements the effect on earnings of changes in depreciation, amortization, or other income effects, if any, resulting from the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are to be applied prospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Adoption of ASU No. 2015-16 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"
ASU No. 2016-01 was issued in January 2016 and applies to all entities that hold financial assets or owe financial liabilities. It makes targeted changes to generally accepted accounting principles for public companies as follows:

1.	Requires most equity investments to be measured at fair value with changes in fair value recognized in net income.

2.
Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3.
Eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

4.	Requires use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

5.
Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

6.
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

7.	Clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Adoption of ASU No. 2016-01 is not expected to have a material impact on LCNB's results of operations or financial position.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2016-02, "Leases (Topic 842)"
ASU No. 2016-02 was issued in February 2016 and requires a lessee to recognize in the statement of financial position a liability to make lease payments ("the lease liability") and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments.

A lessee shall classify a lease as a finance lease if it meets any of five listed criteria:

1.	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.

2.	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

3.	The lease term is for the major part of the remaining economic life of the underlying asset.

4.	The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.

5.	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

For finance leases, a lessee shall recognize in the statement of comprehensive income interest on the lease liability separately from amortization of the right-of-use asset. Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight-line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. LCNB management is currently evaluating the financial statement impact of adopting the new guidance.

NOTE 2 – ACQUISITIONS

On December 29, 2014, LCNB and BNB Bancorp, Inc. (“BNB”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which BNB was acquired by LCNB on April 30, 2015. Immediately following the merger of BNB into LCNB, Brookville National Bank ("Brookville National"), a wholly-owned subsidiary of BNB, was merged into LCNB National Bank. Brookville National operated a main office and a branch office, both in Brookville, Ohio.  These offices became branches of the Bank after the merger.

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
December 31, 2015
(Continued)

NOTE 2 – ACQUISITIONS (Continued)

The mergers with BNB and Eaton National were accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the respective merger dates, as summarized in the following table (in thousands):

	BNB	Eaton National
Consideration Paid:
Common shares issued	$9,063	—
Cash paid to shareholder(s)	4,403	24,750
Total consideration paid	13,466	24,750

Identifiable Assets Acquired:
Cash and cash equivalents	13,396	15,635
Investment securities	58,239	35,859
Federal Reserve Bank stock	130	41
Federal Home Loan Bank stock	—	784
Loans	34,661	115,944
Premises and equipment	2,311	1,314
Bank owned life insurance	—	3,618
Core deposit intangible	1,418	2,466
Other real estate owned	—	262
Other assets	532	1,624
Total identifiable assets acquired	110,687	177,547

Liabilities Assumed:
Deposits	99,133	165,335
Short-term borrowings	—	651
Deferred income taxes	576	—
Other liabilities	57	263
Total liabilities assumed	99,766	166,249

Total Identifiable Net Assets Acquired	10,921	11,298

Goodwill resulting from merger	2,545	13,452

The amount of goodwill recorded reflects LCNB's entrance into new markets and related synergies that are expected to result from the acquisitions and represent the excess purchase price over the estimated fair value of the net assets acquired.  The goodwill will not be amortizable on LCNB's financial records, but is deductible for tax purposes.  The core deposit intangible for BNB and Eaton National is being amortized over nine years and eight years, respectively, using the straight-line method.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 2 – ACQUISITIONS (Continued)

The results of operations are included in the consolidated statement of income from the dates of the mergers.  The estimated amount of BNB's revenue (net interest income plus non-interest income) and net income, excluding merger and data conversion costs, included in LCNB's consolidated statement of income for 2015 were as follows (in thousands):

Total revenue	$1,111
Net income	212

The following table presents unaudited pro forma information as if the merger with BNB had occurred on January 1, 2013 (in thousands).  This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of the core deposit intangible, and related income tax effects.  It does not include merger and data conversion costs.  The comparable information for 2014 includes adjustments for Eaton National and the comparable information for 2013 includes adjustments for Eaton National and First Capital. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with BNB occurred in 2013.  In particular, expected operational cost savings are not reflected in the pro forma amounts.

	For Years Ended December 31,
	2015	2014	2013
Total revenue	$50,213	47,595	50,089
Net income	11,883	10,508	11,505
Basic earnings per common share	1.20	1.07	1.16
Diluted earnings per common share	1.19	1.05	1.14

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities at December 31 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2015
Investment Securities Available-for-Sale:
U.S. Treasury notes	$72,672	309	135	72,846
U.S. Agency notes	140,876	164	1,151	139,889
U.S. Agency mortgage-backed securities	29,608	174	404	29,378
Certificates of deposit	248	1	—	249
Municipal securities:
Non-taxable	103,900	1,713	134	105,479
Taxable	26,738	337	134	26,941
Mutual funds	2,517	—	51	2,466
Trust preferred securities	49	1	—	50
Equity securities	659	40	19	680
	$377,267	2,739	2,028	377,978

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$22,233	95	97	22,231
Taxable	400	—	1	399
	$22,633	95	98	22,630

2014
Investment Securities Available-for-Sale:
U.S. Treasury notes	$62,406	290	136	62,560
U.S. Agency notes	84,661	188	1,212	83,637
U.S. Agency mortgage-backed securities	37,838	413	219	38,032
Certificates of deposit	3,076	10	—	3,086
Municipal securities:
Non-taxable	75,727	1,972	304	77,395
Taxable	16,005	465	75	16,395
Mutual funds	2,483	—	22	2,461
Trust preferred securities	50	—	—	50
Equity securities	1,415	372	38	1,749
	$283,661	3,710	2,006	285,365

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$22,525	108	695	21,938
Taxable	200	—	—	200
	$22,725	108	695	22,138

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Information concerning securities with gross unrealized losses at December 31, 2015 and 2014, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2015
Investment Securities Available-for-Sale:
U.S. Treasury notes	$32,854	75	4,846	60
U.S. Agency notes	104,053	1,000	9,869	151
U.S. Agency mortgage-backed securities	19,190	256	4,068	148
Municipal securities:
Non-taxable	13,124	74	7,037	60
Taxable	15,601	114	880	20
Mutual funds	1,215	17	268	34
Equity securities	248	12	73	7
	$186,285	1,548	27,041	480

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$832	3	3,426	94
Taxable	399	1	—	—
	$1,231	4	3,426	94

2014
Investment Securities Available-for-Sale:
U.S. Treasury notes	$9,141	7	8,774	129
U.S. Agency notes	—	—	65,971	1,212
U.S. Agency mortgage-backed securities	3,795	2	11,456	217
Municipal securities:
Non-taxable	7,211	58	11,419	246
Taxable	3,117	15	3,668	60
Mutual funds	281	12	1,190	10
Trust preferred securities	50	—	—	—
Equity securities	197	29	123	9
	$23,792	123	102,601	1,883

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$8,152	540	4,200	155
	$8,152	540	4,200	155
Management has determined that the unrealized losses at December 31, 2015 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2015 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$23,011	23,159	3,819	3,831
Due from one to five years	182,774	183,597	3,904	3,882
Due from five to ten years	138,649	138,648	3,168	3,107
Due after ten years	—	—	11,742	11,810
	344,434	345,404	22,633	22,630
U.S. Agency mortgage-backed securities	29,608	29,378	—	—
Mutual funds	2,517	2,466	—	—
Trust preferred securities	49	50	—	—
Equity securities	659	680	—	—
	$377,267	377,978	22,633	22,630

Investment securities with a market value of $215,952,000 and $175,094,000 at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2015	2014	2013
Proceeds from sales	$97,981	67,296	59,284
Gross realized gains	627	252	1,234
Gross realized losses	132	103	174

NOTE 4 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2015	2014
Commercial and industrial	$45,275	35,424
Commercial, secured by real estate	419,633	379,141
Residential real estate	273,139	254,087
Consumer	18,510	18,006
Agricultural	13,479	11,472
Other loans, including deposit overdrafts	665	680
	770,701	698,810
Deferred origination costs (fees), net	237	146
	770,938	698,956
Less allowance for loan losses	3,129	3,121
Loans-net	$767,809	695,835

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 4 - LOANS (Continued)

Loans acquired from the mergers with First Capital, Eaton National, and BNB were recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then-remaining contractual lives of the loans. Management estimated the cash flows expected to be collected at acquisition using a third-party risk model, which incorporated the estimate of current key assumptions, such as default rates, severity, and prepayment speeds.

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

The following table provides certain information at the acquisition date on loans acquired from BNB on April 30, 2015 and from Eaton National on January 24, 2014, not including loans considered to be impaired (in thousands):

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 4 - LOANS (Continued)

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (in thousands):

	2015	2014
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	876	4,277
Agricultural	48	70
Residential real estate	799	1,252
Total non-accrual loans	1,723	5,599
Past-due 90 days or more and still accruing	559	203
Total non-accrual and past-due 90 days or more and still accruing	2,282	5,802
Accruing restructured loans	13,723	14,269
Total	$16,005	20,071

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.30%	0.83%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	2.08%	2.87%
LCNB sold impaired loans with a carrying value of approximately $4.5 million during the second quarter 2015. The decrease in non-accrual loans at December 31, 2015 as compared to December 31, 2014 is primarily due to this sale.

Interest income that would have been recorded during 2015 and 2014 if loans on non-accrual status at December 31, 2015 and 2014 had been current and in accordance with their original terms was approximately $137,000 and $665,000, respectively.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 4 - LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$129	1,990	926	63	11	2	3,121
Provision charged to expenses	208	955	125	(17)	55	40	1,366
Losses charged off	(100)	(1,133)	(304)	(52)	(67)	(74)	(1,730)
Recoveries	7	96	107	60	67	35	372
Balance, end of year	$244	1,908	854	54	66	3	3,129

Individually evaluated for impairment	$9	306	48	—	—	—	363
Collectively evaluated for impairment	235	1,602	806	54	66	3	2,766
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$244	1,908	854	54	66	3	3,129

Loans:
Individually evaluated for impairment	$370	12,351	1,541	56	—	—	14,318
Collectively evaluated for impairment	43,726	399,092	269,001	18,516	13,438	179	743,952
Acquired credit impaired loans	1,191	7,877	3,039	27	48	486	12,668
Balance, end of year	$45,287	419,320	273,581	18,599	13,486	665	770,938

December 31, 2014
Allowance for loan losses:
Balance, beginning of year	$175	2,520	826	66	—	1	3,588
Provision charged to expenses	173	(20)	712	18	11	36	930
Losses charged off	(261)	(573)	(652)	(129)	—	(79)	(1,694)
Recoveries	42	63	40	108	—	44	297
Balance, end of year	$129	1,990	926	63	11	2	3,121

Individually evaluated for impairment	$10	415	89	—	—	—	514
Collectively evaluated for impairment	119	1,273	836	63	11	2	2,304
Acquired credit impaired loans	—	302	1	—	—	—	303
Balance, end of year	$129	1,990	926	63	11	2	3,121

Loans:
Individually evaluated for impairment	$401	13,022	1,701	55	—	—	15,179
Collectively evaluated for impairment	33,941	352,774	249,374	17,954	11,371	167	665,581
Acquired credit impaired loans	1,092	12,984	3,425	81	101	513	18,196
Balance, end of year	$35,434	378,780	254,500	18,090	11,472	680	698,956

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 4 - LOANS (Continued)

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
December 31, 2013
Allowance for loan losses:
Balance, beginning of year	$320	2,296	712	108	—	1	3,437
Provision charged to expenses	(30)	256	327	12	—	23	588
Losses charged off	(119)	(58)	(244)	(181)	—	(67)	(669)
Recoveries	4	26	31	127	—	44	232
Balance, end of year	$175	2,520	826	66	—	1	3,588

Individually evaluated for impairment	$2	760	270	—	—	—	1,032
Collectively evaluated for impairment	173	1,760	556	66	—	1	2,556
Balance, end of year	$175	2,520	826	66	—	1	3,588

The risk characteristics of LCNB's material loan portfolio segments were as follows:

Commercial and Industrial Loans. LCNB’s commercial and industrial loan portfolio consists of loans for various purposes, including loans to fund working capital requirements (such as inventory and receivables financing) and purchases of machinery and equipment.  LCNB offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans, and lines of credit.  Most commercial and industrial loans have a variable rate, with adjustment periods ranging from one month to five years. Adjustments are generally based on a publicly available index rate plus a margin.  The margin varies based on the terms and collateral securing the loan.  Commercial and industrial loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. Commercial and industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business.  Collateral, when obtained, may include liens on furniture, fixtures, equipment, inventory, receivables, or other assets.  As a result, such loans involve complexities, variables, and risks that require thorough underwriting and more robust servicing than other types of loans.

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
December 31, 2015
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 4 - LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
December 31, 2015
Commercial & industrial	$44,596	—	691	—	45,287
Commercial, secured by real estate	397,938	9,316	12,066	—	419,320
Residential real estate	267,567	1,935	4,079	—	273,581
Consumer	18,528	—	71	—	18,599
Agricultural	12,246	850	390	—	13,486
Other	665	—	—	—	665
Total	$741,540	12,101	17,297	—	770,938

December 31, 2014
Commercial & industrial	$34,322	—	1,112	—	35,434
Commercial, secured by real estate	353,957	6,421	18,402	—	378,780
Residential real estate	246,335	920	7,245	—	254,500
Consumer	17,979	—	111	—	18,090
Agricultural	11,273	—	199	—	11,472
Other	680	—	—	—	680
Total	$664,546	7,341	27,069	—	698,956

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 4 - LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
December 31, 2015
Commercial & industrial	$—	—	—	—	45,287	45,287	—
Commercial, secured by real estate	73	81	876	1,030	418,290	419,320	—
Residential real estate	777	198	1,124	2,099	271,482	273,581	516
Consumer	62	7	43	112	18,487	18,599	43
Agricultural	—	—	—	—	13,486	13,486	—
Other	109	—	—	109	556	665	—
Total	$1,021	286	2,043	3,350	767,588	770,938	559

December 31, 2014
Commercial & industrial	$4	—	—	4	35,430	35,434	—
Commercial, secured by real estate	1,000	83	3,179	4,262	374,518	378,780	9
Residential real estate	648	297	1,289	2,234	252,266	254,500	177
Consumer	59	28	17	104	17,986	18,090	17
Agricultural	73	70	—	143	11,329	11,472	—
Other	106	—	—	106	574	680	—
Total	$1,890	478	4,485	6,853	692,103	698,956	203

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 4 - LOANS (Continued)

Impaired loans for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
Commercial & industrial	$1,205	1,500	—	1,467	206
Commercial, secured by real estate	16,345	18,335	—	18,575	2,229
Residential real estate	3,734	5,055	—	4,092	453
Consumer	81	109	—	106	25
Agricultural	48	151	—	81	487
Other	486	701	—	510	82
Total	$21,899	25,851	—	24,831	3,482

With an allowance recorded:
Commercial & industrial	$356	356	9	370	21
Commercial, secured by real estate	3,883	4,014	306	4,007	114
Residential real estate	846	958	48	864	37
Consumer	2	1	—	—	—
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$5,087	5,329	363	5,241	172

Total:
Commercial & industrial	$1,561	1,856	9	1,837	227
Commercial, secured by real estate	20,228	22,349	306	22,582	2,343
Residential real estate	4,580	6,013	48	4,956	490
Consumer	83	110	—	106	25
Agricultural	48	151	—	81	487
Other	486	701	—	510	82
Total	$26,986	31,180	363	30,072	3,654

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 4 - LOANS (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2014
With no related allowance recorded:
Commercial & industrial	$1,092	2,077	—	1,823	161
Commercial, secured by real estate	21,822	26,715	—	23,360	1,373
Residential real estate	4,057	5,549	—	4,645	379
Consumer	117	178	—	179	14
Agricultural	101	619	—	121	20
Other	513	744	—	550	43
Total	$27,702	35,882	—	30,678	1,990

With an allowance recorded:
Commercial & industrial	$401	406	10	319	19
Commercial, secured by real estate	4,184	4,538	717	4,108	117
Residential real estate	1,069	1,265	90	1,026	44
Consumer	19	20	—	18	2
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$5,673	6,229	817	5,471	182

Total:
Commercial & industrial	$1,493	2,483	10	2,142	180
Commercial, secured by real estate	26,006	31,253	717	27,468	1,490
Residential real estate	5,126	6,814	90	5,671	423
Consumer	136	198	—	197	16
Agricultural	101	619	—	121	20
Other	513	744	—	550	43
Total	$33,375	42,111	817	36,149	2,172

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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

Of the interest income recognized on impaired loans during 2015, 2014, and 2013, approximately $96,000, $8,000, and $0, respectively, were recognized on a cash basis. The Company continued to accrue interest on certain loans classified as impaired during 2015, 2014, and 2013 because they were restructured or considered well secured and in the process of collection.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 4 - LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2015			2014			2013
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	—	$—	$—	8	$658	$340	1	$22	$22
Commercial, secured by real estate	1	75	74	2	896	1,214	3	1,594	1,594
Residential real estate	7	217	221	2	82	82	6	508	508
Consumer	2	9	9	3	40	40	2	27	27
	10	$301	$304	15	$1,676	$1,676	12	$2,151	$2,151

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

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the years ended December 31, 2015 and 2014. A restructured automobile loan with a balance of $13,000 was charged off during the first quarter 2013, which was within twelve months of the loan's modification date.

All troubled debt restructurings are considered impaired loans. The allowance for loan loss on such restructured loans is based on the present value of future expected cash flows.

Approximately $147,000 of impaired loans without a valuation allowance and $125,000 of impaired loans with a valuation allowance at December 31, 2015 consisted of loans that were modified during 2015 and were determined to be troubled debt restructurings.  Approximately $1,329,000 of impaired loans without a valuation allowance and $299,000 of impaired loans with a valuation allowance at December 31, 2014 consisted of loans that were modified during 2014 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at December 31, 2015, 2014 and 2013 were approximately $111,837,000, $120,433,000, and $90,343,000 respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 4 - LOANS (Continued)

Mortgage servicing right assets are included in core deposit and other intangibles in the consolidated balance sheets.  Amortization of mortgage servicing rights is an adjustment to loan servicing income, which is included with other operating income in the consolidated statements of income.  Activity in the mortgage servicing rights portfolio during the years ended December 31 was as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$591	498	475
Amount capitalized to mortgage servicing rights	78	292	191
Amortization of mortgage servicing rights	(181)	(199)	(168)
Balance, end of year	$488	591	498

NOTE 5 - ACQUIRED CREDIT IMPAIRED LOANS

The following table provides, as of December 31, the major classifications of loans acquired that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	2015	2014
Commercial & industrial	$1,191	1,092
Commercial, secured by real estate	7,877	12,984
Residential real estate	3,039	3,425
Consumer	27	81
Agricultural	48	101
Other loans, including deposit overdrafts	486	513
	12,668	18,196
Less allowance for loan losses	—	303
Loans, net	$12,668	17,893

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at December 31 (in thousands):

	2015	2014
Outstanding balance	$16,507	26,697
Carrying amount	12,668	18,196

Activity during 2015 and 2014 for the accretable discount related to acquired impaired loans is as follows (in thousands):

	2015	2014
Accretable discount, beginning of year	$2,674	1,107
Accretable discount acquired during period	413	2,163
Reclass from nonaccretable discount to accretable discount	983	177
Less disposals	(850)	(249)
Less accretion	(1,717)	(524)
Accretable discount, end of year	$1,503	$2,674

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and also includes property deemed to be in-substance foreclosed and are included in other assets in the consolidated balance sheets.  Changes in other real estate owned were as follows (in thousands):

	2015	2014
Balance, beginning of year	$1,370	1,463
Additions	99	480
Additions due to merger	—	262
Reductions due to sales	(205)	(735)
Reductions due to valuation write downs	(418)	(100)
Balance, end of year	$846	1,370

Other real estate owned at December 31 consisted of (in thousands):

	2015	2014
Commercial real estate	$846	1,265
Residential real estate	—	105
	$846	1,370

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at December 31, 2015 was $260,000.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2015	2014
Land	$6,660	6,045
Buildings	21,463	19,728
Equipment	13,005	12,627
Construction in progress	9	49
Total	41,137	38,449
Less accumulated depreciation	19,037	17,716
Premises and equipment, net	$22,100	20,733

Depreciation charged to expense was, $1,427,000 in 2015, and $1,479,000 in 2014, and $1,456,000 in 2013.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 8 - LEASES

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  Minimum annual rentals for each of the years 2016 through 2020 and thereafter for non-cancelable leases having terms in excess of one year were as follows (in thousands):

2016	$479
2017	370
2018	264
2019	221
2020	38
Thereafter	3,834
Total	$5,206

Rental expense for all leased branches and equipment was approximately $542,000 in 2015, $537,000 in 2014, and $484,000 in 2013.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill during 2015 and 2014 were as follows (in thousands):

	2015	2014
Balance, beginning of year	$27,638	14,186
Additions from acquisitions	2,545	13,452
Balance, end of year	$30,183	27,638

Other intangible assets in the consolidated balance sheets at December 31, 2015 and 2014 were as follows (in thousands):

	2015			2014
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$6,458	1,550	4,908	5,040	851	4,189
Mortgage servicing rights	1,496	1,008	488	1,418	827	591
Total	$7,954	2,558	5,396	6,458	1,678	4,780

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2015 is as follows (in thousands):

2016	$884
2017	857
2018	837
2019	821
2020	804

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 10 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP

LCNB is a limited partner in a limited partnership that sponsors affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of this investment is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnership include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants.

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2015	2014
Affordable housing tax credit investment	$1,000	—
Less amortization	12	—
Net affordable housing tax credit investment	$988	—

Unfunded commitment	$907	—

LCNB expects to fund the unfunded commitment over ten years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2015	2014	2013
Tax credits and other tax benefits recognized	$14	—	—
Tax credit amortization expense included in provision for income taxes	12	—	—

NOTE 11 - CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2015 were as follows (in thousands):

2016	$85,904
2017	31,822
2018	25,670
2019	21,575
2020	48,742
Thereafter	4,242
$217,955

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 was $20,987,000 and $24,374,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 12 - BORROWINGS

Funds borrowed from the FHLB at December 31 by year of maturity were as follows (dollars in thousands):

	Outstanding Balance	Average Rate
December 31, 2015
2016	$349	2.82%
2017	5,295	5.11%
2018	248	2.82%
2019	55	2.82%
2020	—	—%
Thereafter	—	—%
Total	$5,947	4.86%

December 31, 2014
2015	$5,410	2.06%
2016	349	2.82%
2017	5,295	5.11%
2018	248	2.82%
2019	55	2.82%
Thereafter	—	—%
Total	$11,357	3.53%

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $231 million and $212 million at December 31, 2015 and 2014, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2015 was approximately $99.6 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Short-term borrowings at December 31 were as follows (dollars in thousands):

	2015		2014
	Amount	Rate	Amount	Rate
Line of credit	$13,187	1.00%	$5,021	0.75%
FHLB short-term advance	10,000	0.35%	—	—%
Repurchase agreements	14,200	0.10%	11,624	0.10%
	$37,387	0.48%	$16,645	0.30%

At December 31, 2015, the Company had short-term borrowing arrangements with three financial institutions and the Federal Home Loan Bank of Cincinnati.  The first arrangement provides that the Company can borrow up to $7 million in federal funds at the interest rate in effect at the time of the borrowing.  The second arrangement provides that the Company can borrow up to $10 million in federal funds at the interest rate in effect at the time of the borrowing.  The third arrangement is a short-term line of credit for a maximum amount of $20 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 12 - BORROWINGS (continued)

Under the terms of the Cash Management Advance program with the Federal Home Loan Bank of Cincinnati, the Company can borrow up to $55.3 million in short-term advances, subject to total remaining borrowing capacity limitations.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   The interest rate on the Cash Management Advance program is the published rate in effect at the time of the advance.  This agreement expires on August 26, 2016.

Repurchase agreements are an option customers may use in managing their cash positions.  The repurchase agreements mature the next business day after issuance.  They are secured by U.S. Agency notes and such collateral securities are held by the Federal Reserve Bank.  The maximum amount of outstanding agreements at any month-end during 2015 and 2014 totaled $16,250,000 and $12,927,000, respectively.  The average balance during 2015 and 2014 was $12,699,000 and $11,367,000, respectively.

As of December 31, 2015 and 2014, approximately $1.6 million and $1.2 million, respectively, of the repurchase agreements outstanding were held by a company owned by a member of the Company’s Board of Directors.

NOTE 13 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2015	2014	2013
Income taxes currently payable	$4,280	3,194	2,750
Deferred income tax provision (benefit)	(58)	192	192
Provision for income taxes	$4,222	3,386	2,942

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2015	2014	2013
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(6.0)%	(6.8)%	(7.2)%
Tax exempt income on bank owned life insurance	(1.4)%	(1.7)%	(2.0)%
Other – net	0.3%	—%	0.3%
Effective tax rate	26.9%	25.5%	25.1%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 13 - INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31 consist of the following (in thousands):

	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,064	1,061
Net unrealized losses on investment securities available-for-sale	246	470
Fair value adjustment on loans acquired from merger with First Capital	847	1,184
Write-down of other real estate owned	338	196
Pension and deferred compensation	971	849
Other	440	274
	3,906	4,034
Deferred tax liabilities:
Depreciation of premises and equipment	(1,332)	(1,280)
Amortization of intangibles	(840)	(950)
Deferred loan fees	(2)	(3)
FHLB stock dividends	(349)	(349)
Fair value adjustment on securities acquired from merger with First Capital	(70)	(143)
	(2,593)	(2,725)
Net deferred tax assets (liabilities)	$1,313	1,309

As of December 31, 2015 and 2014 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the three-year period ended December 31, 2015.

The Company is no longer subject to examination by federal tax authorities for years before 2012.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2015	2014
Commitments to extend credit:
Commercial loans	$8,160	5,152
Other loans:
Fixed rate	2,293	877
Adjustable rate	1,362	2,011
Unused lines of credit:
Fixed rate	6,378	6,496
Adjustable rate	90,153	67,981
Unused overdraft protection amounts on demand and NOW accounts	10,057	10,206
Standby letters of credit	457	563
	$118,860	93,286

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
Commitments outstanding for capital expenditures as of December 31, 2015 totaled approximately $11,026,000, which includes estimated costs for a new operations center to be built in Lebanon, Ohio.

The Company and its subsidiaries are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

NOTE 15 - REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2015 and 2014, the Bank maintained average reserve balances of $11,329,000 and $11,766,000, respectively.  The reserve balances at December 31, 2015 and 2014 were $633,000 and $18,638,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2015, the restrictions generally limit dividends to the aggregate of net income for the year 2015 plus the net earnings retained for 2014 and 2013.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2015, approximately $8,333,000 of the Bank’s earnings retained was available for dividends in 2016 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 15 - REGULATORY MATTERS (continued)

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

A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows (dollars in thousands):

	2015		2014
	Consolidated Company	Bank	Consolidated Company	Bank
Regulatory Capital:
Shareholders' equity	$140,108	138,396	125,695	119,350
Goodwill and other intangible assets	(32,146)	(32,146)	(31,886)	(31,886)
Accumulated other comprehensive (income) loss	(256)	(261)	(785)	(583)
Tier 1 risk-based capital	107,706	105,989	93,024	86,881
Eligible allowance for loan losses	3,129	3,129	3,121	3,121
Total risk-based capital	$110,835	109,118	96,145	90,002
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.46%	13.26%	N/A	N/A
Tier 1 capital to risk-weighted assets	13.46%	13.26%	13.92%	13.03%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	13.85%	13.65%	14.38%	13.50%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	8.62%	8.49%	8.53%	7.98%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 15 - REGULATORY MATTERS (continued)

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

Two warrants for the purchase of an aggregate total of 217,063 common shares of LCNB stock at an exercise price of $9.26 per share were outstanding at December 31, 2015.  The warrants carry a ten year term and were 100% vested at the date of grant, which was January 9, 2009. During February 2016, LCNB agreed to repurchase both warrants for $1,545,000, which will be accounted for as a reduction to common shares in the shareholders’ equity section of the consolidated balance sheets.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) for 2015 and 2014 were as follows (in thousands):

	2015			2014
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Balance at beginning of year	$1,126	(341)	785	(1,641)	(81)	(1,722)
Before reclassifications	(330)	108	(222)	2,865	(260)	2,605
Reclassifications	(327)	—	(327)	(98)	—	(98)
Balance at end of year	$469	(233)	236	1,126	(341)	785

Reclassifications out of accumulated other comprehensive income (loss) during 2015 and 2014 and the affected line items in the consolidated statements of income were as follows (in thousands):

	2015	2014	Affected Line Item in the Consolidated Statements of Income
Realized gain on sales of securities	$495	149	Net gain on sale of securities
Less provision for income taxes	168	51	Provision for income taxes
Reclassification adjustment, net of taxes	$327	98

NOTE 17 - RETIREMENT PLANS

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

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

The plan is at least 80% funded as of July 1, 2015 and 2014.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
Qualified noncontributory defined benefit retirement plan	$984	967	486
401(k) plan	346	326	294

The Company expects a minimum contribution of $200,000 to the qualified noncontributory defined benefit retirement plan in 2016.  The Company expects to contribute $250,000 to the 401(k) plan in 2016.  The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2015, the amount of the asset for this plan was $40,000, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2015 and 2014 was $3,199,000 and $3,012,000, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2015 and 2014 is $1,295,000 and $1,106,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.0% in 2015 and 5.3% in 2014. The service cost associated with the plans was $183,000 for 2015, $43,000 for 2014, and $111,000 for 2013.  Interest costs were $56,000, $56,000, and $47,000 for 2015, 2014, and 2013, respectively.

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
December 31, 2015
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2015	2014	2013
Service cost	$38	68	71
Interest cost	68	60	46
Amortization of unrecognized (gain) loss	171	—	25
Amortization of unrecognized prior service cost	—	15	29
Net periodic pension cost	$277	143	171

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2015	2014	2013
Projected benefit obligation at beginning of year	$1,741	1,213	1,153
Service cost	38	68	71
Interest cost	68	60	46
Actuarial (gain) or loss	10	407	(57)
Benefits paid	(14)	(7)	—
Settlements	—	—	—
Curtailment	—	—	—
Projected benefit obligation at end of year	$1,843	1,741	1,213

Amounts recognized in other liabilities in the consolidated balance sheets for the nonqualified defined benefit retirement plan at December 31, 2015 and 2014 were $1,843,000 and $1,741,000, respectively.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2015 and 2014 was $1,752,000 and $1,633,000, respectively.

Amounts recognized in accumulated other comprehensive income, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2015	2014	2013
Net actuarial (gain)/loss	$233	339	70
Past service cost	—	—	10
	$233	339	80

The estimated unrecognized net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2016 for the nonqualified defined benefit retirement plan is $168,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2015	2014	2013
Benefit obligation:
Discount rate	4.34%	3.95%	4.95%
Salary increase rate	2.00%	2.00%	3.00%

Net periodic pension cost:
Discount rate	3.95%	4.95%	4.05%
Salary increase rate	2.00%	3.00%	3.00%
Amortization period in years	1.98	3.95	2.99

The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2016.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2015 are (in thousands):

2016	$75
2017	138
2018	138
2019	137
2020	137
2021-2025	678

NOTE 18 - STOCK BASED COMPENSATION

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

Stock-based awards may be in the form of treasury shares or new shares.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 18 - STOCK BASED COMPENSATION (continued)

LCNB has not granted stock options since 2012. Option awards granted to date under the 2002 Plan vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2015 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - 10.99	17,633	$9.00	3.1	17,633	$9.00	3.1
$11.00 - 12.99	53,266	12.04	4.6	44,477	12.00	4.4
$17.00 - 18.99	12,962	18.41	0.6	12,962	18.41	0.6
	83,861	12.39	3.7	75,072	12.40	3.4
The following table summarizes stock option activity for the years indicated:

	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	99,810	12.16	104,966	$12.43	110,586	$12.42
Granted	—	—	—	—	—	—
Exercised	(13,449)	11.31	—	—	(5,620)	12.32
Expired	(2,500)	9.00	(5,156)	17.66	—	—
Outstanding at December 31,	83,861	12.39	99,810	12.16	104,966	12.43
Exercisable at December 31,	75,072	12.40	79,909	12.18	67,899	12.86

The following table provides information related to stock options exercised during the years indicated (in thousands):

	2015	2014	2013
Intrinsic value of options exercised	$67	—	41
Cash received from options exercised	152	—	70
Tax benefit realized from options exercised	13	—	12

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at December 31, 2015 that were “in the money” (market price greater than exercise price) was $360,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $324,000.  The aggregate intrinsic value for options outstanding at December 31, 2014 that were in the money was $334,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $274,000.The intrinsic value changes based on changes in the market value of the Company’s stock.

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2015, 2014, and 2013 was $19,000, $24,000, and $37,000, respectively. The related tax benefit for 2015, 2014, and 2013 was $6,000, $8,000, and $13,000, respectively. Total compensation cost related to option awards to be recognized through the first quarter of 2017 is approximately $6,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 18 - STOCK BASED COMPENSATION (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2015
	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	—	$—
Granted	16,038	15.47
Vested	—	—
Forfeited	—	—
Outstanding at December 31,	16,038	$15.47

Total expense related to restricted stock awards included in salaries and wages in the consolidated statements of income for the year ended December 31, 2015 was $90,000 and the related tax benefit was $31,000. Unrecognized compensation expense for restricted stock awards was $158,000 at December 31, 2015 and is expected to be recognized over a period of five years.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 19 - EARNINGS PER SHARE

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

	2015	2014	2013
Net income	$11,474	9,869	8,780

Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,704,965	9,297,019	7,852,514

Add dilutive effect of:
Stock options	17,174	18,545	23,456
Stock warrants	89,328	90,782	107,027
Restricted shares	9	—	—

Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,811,476	9,406,346	7,982,997

Earnings per common share:
Basic	$1.18	1.06	1.12
Diluted	1.17	1.05	1.10

Options to purchase 12,962, 12,962, and 6,400 shares of common stock at weighted average prices of $18.41, $18.41, and $18.95 per share were outstanding at December 31, 2015, 2014, and 2013, respectively, and were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market prices of the common shares.

NOTE 20 - RELATED PARTY TRANSACTIONS

The Company has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectibility or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2015	2014
Beginning balance	$1,192	1,001
Additions	106	594
Reductions	(207)	(403)
Ending Balance	$1,091	1,192
Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2015 and 2014 amounted to $3,577,000 and $3,507,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$72,846	72,846	—	—
U.S. Agency notes	139,889	—	139,889	—
U.S. Agency mortgage-backed securities	29,378	—	29,378	—
Certificates of deposit	249	—	249	—
Municipal securities:
Non-taxable	105,479	—	105,479	—
Taxable	26,941	—	26,941	—
Mutual funds	2,466	1,466	1,000	—
Trust preferred securities	50	50	—	—
Equity securities	680	680	—	—
Total recurring fair value measurements	$377,978	75,042	302,936	—

Nonrecurring fair value measurements:
Impaired loans	$4,722	—	—	4,722
Other real estate owned and repossessed assets	846	—	—	846
Total nonrecurring fair value measurements	$5,568	—	—	5,568

December 31, 2014
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$62,560	62,560	—	—
U.S. Agency notes	83,637	—	83,637	—
U.S. Agency mortgage-backed securities	38,032	—	38,032	—
Certificates of deposit with other banks	3,086	—	3,086	—
Municipal securities:
Non-taxable	77,395	—	77,395	—
Taxable	16,395	—	16,395	—
Mutual funds	2,461	1,461	1,000	—
Trust preferred securities	50	50	—	—
Equity securities	1,749	1,749	—	—
Total recurring fair value measurements	$285,365	65,820	219,545	—

Nonrecurring fair value measurements:
Impaired loans	$4,872	—	—	4,872
Other real estate owned and repossessed assets	1,370	—	—	1,370
Total nonrecurring fair value measurements	$6,242	—	—	6,242

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2015 and 2014 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2015
Impaired loans	$4,722	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	11.00%	4.00%	5.27%
Other real estate owned	846	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

2014
Impaired loans	$4,872	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	10.50%	4.00%	5.36%
Other real estate owned	1,370	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015
FINANCIAL ASSETS:
Cash and cash equivalents	$14,987	14,987	14,987	—	—
Investment securities, held-to-maturity	22,633	22,630	—	—	22,630
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	767,809	761,388	—	—	761,388
Accrued interest receivable	3,380	3,380	208	1,280	1,892

FINANCIAL LIABILITIES:
Deposits	1,087,160	1,087,914	869,940	217,974	—
Short-term borrowings	37,387	37,387	37,387	—	—
Long-term debt	5,947	6,290	—	6,290	—
Accrued interest payable	345	345	16	329	—

2014
FINANCIAL ASSETS:
Cash and cash equivalents	$15,845	15,845	15,845	—	—
Investment securities, held-to-maturity	22,725	22,138	—	—	22,138
Federal Reserve Bank stock	2,346	2,346	2,346	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	695,835	699,715	—	—	699,715
Accrued interest receivable	2,849	2,849	178	885	1,786

FINANCIAL LIABILITIES:
Deposits	946,205	947,541	731,766	215,775	—
Short-term borrowings	16,645	16,645	16,645	—	—
Long-term debt	11,357	11,944	—	11,944	—
Accrued interest payable	413	413	13	400	—

The fair value of off-balance-sheet financial instruments at December 31, 2015 and 2014 was not material.

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
December 31, 2015
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Cash and cash equivalents
The carrying amounts presented are deemed to approximate fair value.

Investment securities, held-to-maturity
Fair values for securities, held-to-maturity is estimated using discounted cash flow analysis, using interest rates offered on investments with similar maturities and investment quality.

Federal Home Loan Bank and Federal Reserve Bank stock
The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the respective redemptive provisions.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 22 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31
2015
Interest income	$10,090	11,348	10,409	10,812
Interest expense	762	748	912	906
Net interest income	9,328	10,600	9,497	9,906
Provision for loan losses	69	677	240	380
Net interest income after provision	9,259	9,923	9,257	9,526
Total non-interest income	2,306	2,831	2,386	2,600
Total non-interest expenses	7,649	8,426	8,088	8,229
Income before income taxes	3,916	4,328	3,555	3,897
Provision for income taxes	1,082	1,205	922	1,013
Net income	$2,834	3,123	2,633	2,884

Earnings per common share:
Basic	$0.30	0.33	0.26	0.29
Diluted	0.30	0.32	0.26	0.29

2014
Interest income	$9,278	9,926	9,906	10,367
Interest expense	915	920	911	844
Net interest income	8,363	9,006	8,995	9,523
Provision for loan losses	81	255	401	193
Net interest income after provision	8,282	8,751	8,594	9,330
Total non-interest income	2,077	2,301	2,315	2,449
Total non-interest expenses	8,672	7,600	7,238	7,334
Income before income taxes	1,687	3,452	3,671	4,445
Provision for income taxes	364	841	953	1,228
Net income	$1,323	2,611	2,718	3,217

Earnings per common share:
Basic	$0.14	0.28	0.30	0.34
Diluted	0.14	0.28	0.29	0.34

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., parent company only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2015	2014
Assets:
Cash on deposit with subsidiary	$534	3,985
Investment securities available-for-sale, at fair value	888	1,970
Investment in subsidiary	138,396	119,350
Other assets	290	419
Total assets	$140,108	125,724

Liabilities	$—	29

Shareholders' equity	140,108	125,695
Total liabilities and shareholders' equity	$140,108	125,724

Condensed Statements of Income
Year ended December 31,	2015	2014	2013
Income:
Dividends from subsidiaries	$5,400	8,800	10,525
Interest and dividends	58	91	89
Net gain on sales of securities	254	10	124
Total income	5,712	8,901	10,738

Total expenses	1,016	1,077	127

Income before income tax expense/benefit and equity in undistributed income of subsidiaries	4,696	7,824	10,611
Income tax (expense) benefit	250	350	(12)
Equity in undistributed income (loss) of subsidiaries	6,528	1,695	(1,819)
Net income	$11,474	9,869	8,780

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Continued)
NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2015	2014	2013
Cash flows from operating activities:
Net income	$11,474	9,869	8,780
Adjustments for non-cash items -
(Increase) decrease in undistributed income of subsidiaries	(6,528)	(1,695)	1,819
Other, net	42	(474)	7
Net cash flows from operating activities	4,988	7,700	10,606

Cash flows from investing activities:
Purchases of securities available-for-sale	(215)	(107)	(563)
Proceeds from sales of available-for-sale securities	1,217	227	569
Cash paid for business acquisition	(3,757)	(24,750)	(7,815)
Net cash flows from (used in) investing activities	(2,755)	(24,630)	(7,809)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	(1,792)
Proceeds from issuance of common stock	390	372	27,238
Cash dividends paid on common stock	(6,239)	(5,950)	(5,148)
Other	165	—	70
Net cash flows from (used in) financing activities	(5,684)	(5,578)	20,368
Net change in cash	(3,451)	(22,508)	23,165
Cash at beginning of year	3,985	26,493	3,328
Cash at end of year	$534	3,985	26,493

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2015 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2015, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 26, 2016, which proxy statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2015, (the “Proxy Statement”) are incorporated by reference into Part III.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2015 and 2014.
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013.
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

	10.5	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.6
Repurchase Letter Agreement, dated as of October 21, 2009 between the Registrant and the U.S. Department of the Treasury – incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 21, 2009, Exhibit 10.1.

	10.7	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan.
	14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to Registrant's 2003 Form 10-K, Exhibit 14.1.
	14.2	LCNB Corp. Code of Ethics for Senior Financial Officers - Incorporated by reference to Registrant's 2003 Form 10-K, Exhibit 14.2.
	21	LCNB Corp. Subsidiaries.
	23.1	Consent of Independent Registered Public Accounting Firm.
	23.2	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
	99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008 - incorporated by reference to Registrant's 2009 Form 10-K, Exhibit 99.1.
	99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Stabilization Act of 2008 - incorporated by reference to Registrant's 2009 Form 10-K, Exhibit 99.2.
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer & President
March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steve P. Foster	/s/ William H. Kaufman
Steve P. Foster	William H. Kaufman
Chief Executive Officer, President, & Director	Director
(Principal Executive Officer)	March 9, 2016
March 9, 2016

/s/ Robert C. Haines II	/s/ Anne E. Krehbiel
Robert C. Haines II	Anne E. Krehbiel
Executive Vice President & Chief Financial	Director
Officer (Principal Financial and Accounting	March 9, 2016
Officer)
March 9, 2016

/s/ Stephen P. Wilson
Stephen P. Wilson	John H. Kochensparger III
Chairman of the Board of Directors	Director
March 9, 2016	March 9, 2016

/s/ Spencer S. Cropper	/s/ George L. Leasure
Spencer S. Cropper	George L. Leasure
Director	Director
March 9, 2016	March 9, 2016