Form 10-Q
period 2016-03-31
LCNB CORP
filed 2016-05-04
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                        to

Commission File Number 001-35292
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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 3, 2016 was 9,894,743 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS:
Cash and due from banks	$13,060	14,155
Interest-bearing demand deposits	8,029	832
Total cash and cash equivalents	21,089	14,987
Investment securities:
Available-for-sale, at fair value	351,101	377,978
Held-to-maturity, at cost	36,505	22,633
Federal Reserve Bank stock, at cost	2,732	2,732
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	775,564	767,809
Premises and equipment, net	21,985	22,100
Goodwill	30,183	30,183
Core deposit and other intangibles	5,183	5,396
Bank owned life insurance	26,730	22,561
Other assets	11,212	10,514
TOTAL ASSETS	$1,285,922	1,280,531
LIABILITIES:
Deposits:
Noninterest-bearing	$249,439	250,306
Interest-bearing	870,769	836,854
Total deposits	1,120,208	1,087,160
Short-term borrowings	11,668	37,387
Long-term debt	789	5,947
Accrued interest and other liabilities	10,324	9,929
TOTAL LIABILITIES	1,142,989	1,140,423
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value, authorized 12,000,000 shares, issued 10,685,415 and 10,679,174 shares at March 31, 2016 and December 31, 2015, respectively	75,487	76,908
Retained earnings	76,005	74,629
Treasury shares at cost, 753,627 shares at March 31, 2016 and December 31, 2015	(11,665)	(11,665)
Accumulated other comprehensive income, net of taxes	3,106	236
TOTAL SHAREHOLDERS' EQUITY	142,933	140,108
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,285,922	1,280,531

The accompanying notes to consolidated financial statements are an integral part of these statements.

The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME:
Interest and fees on loans	8,627	8,540
Interest on investment securities:
Taxable	1,189	856
Non-taxable	758	653
Other investments	47	41
TOTAL INTEREST INCOME	10,621	10,090
INTEREST EXPENSE:
Interest on deposits	823	682
Interest on short-term borrowings	14	4
Interest on long-term debt	12	76
TOTAL INTEREST EXPENSE	849	762
NET INTEREST INCOME	9,772	9,328
PROVISION FOR LOAN LOSSES	90	69
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,682	9,259
NON-INTEREST INCOME:
Trust income	763	800
Service charges and fees on deposit accounts	1,193	1,107
Net gain (loss) on sales of securities	371	111
Bank owned life insurance income	169	159
Gains from sales of loans	41	35
Other operating income	105	94
TOTAL NON-INTEREST INCOME	2,642	2,306
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,563	4,290
Equipment expenses	249	288
Occupancy expense, net	569	595
State franchise tax	281	252
Marketing	167	163
Amortization of intangibles	187	146
FDIC insurance premiums	165	151
Merger-related expenses	—	70
Other non-interest expense	2,111	1,694
TOTAL NON-INTEREST EXPENSE	8,292	7,649
INCOME BEFORE INCOME TAXES	4,032	3,916
PROVISION FOR INCOME TAXES	1,068	1,082
NET INCOME	2,964	2,834

Dividends declared per common share	0.16	0.16
Earnings per common share:
Basic	0.30	0.30
Diluted	0.30	0.30
Weighted average common shares outstanding:
Basic	9,916,114	9,312,636
Diluted	9,998,516	9,410,774
The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	2,964	2,834
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $1,590 and $763 for the three months ended March 31, 2016 and 2015, respectively)	3,087	1,480
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $126 and $38 for the three months ended March 31, 2016 and 2015, respectively)	(245)	(73)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $14 and $14 for the three months ended March 31, 2016 and 2015, respectively)	28	28
TOTAL COMPREHENSIVE INCOME	5,834	4,269

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2014	9,311,318	$67,181	69,394	(11,665)	785	125,695
Net income			2,834			2,834
Other comprehensive income, net of taxes					1,435	1,435
Dividend Reinvestment and Stock Purchase Plan	6,265	95				95
Compensation expense relating to stock options		7				7
Common stock dividends, $0.16 per share			(1,490)			(1,490)
Balance at March 31, 2015	9,317,583	$67,283	70,738	(11,665)	2,220	128,576

Balance at December 31, 2015	9,925,547	$76,908	74,629	(11,665)	236	140,108
Net income			2,964			2,964
Other comprehensive income, net of taxes					2,870	2,870
Dividend Reinvestment and Stock Purchase Plan	6,241	101				101
Repurchase of stock warrants		(1,545)				(1,545)
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock		22				22
Common stock dividends, $0.16 per share			(1,588)			(1,588)
Balance at March 31, 2016	9,931,788	$75,487	76,005	(11,665)	3,106	142,933

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,964	2,834
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	806	753
Provision for loan losses	90	69
Increase in cash surrender value of bank owned life insurance	(169)	(159)
Realized gain from sales of securities available-for-sale	(371)	(111)
Realized gain from sales of premises and equipment	(1)	—
Realized loss from sales and write-downs of other real estate owned and repossessed assets	—	(9)
Origination of mortgage loans for sale	(1,661)	(1,675)
Realized gains from sales of loans	(41)	(35)
Proceeds from sales of mortgage loans	1,687	1,693
Compensation expense related to stock options	1	7
Compensation expense related to restricted stock	22	—
Changes in:
Accrued income receivable	(930)	(656)
Other assets	(180)	(1,336)
Other liabilities	(630)	(816)
TOTAL ADJUSTMENTS	(1,377)	(2,275)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,587	559
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	20,429	6,002
Proceeds from maturities and calls of investment securities:
Available-for-sale	16,141	2,824
Held-to-maturity	565	207
Purchases of investment securities:
Available-for-sale	(5,310)	(22,035)
Held-to-maturity	(14,437)	(400)
Net (increase) decrease in loans	(7,837)	(3,097)
Purchase of bank owned life insurance	(4,000)	—
Proceeds from sale of other real estate owned and repossessed assets	—	114
Additions to other real estate owned	—	(20)
Purchases of premises and equipment	(176)	(90)
Proceeds from sale of premises and equipment	1	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,376	(16,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	33,048	27,520
Net (decrease) increase in short-term borrowings	(25,719)	(3,191)
Principal payments on long-term debt	(5,158)	(5,204)
Proceeds from issuance of common stock	20	16
Repurchase of stock warrants	(1,545)	—
Cash dividends paid on common stock	(1,507)	(1,411)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(861)	17,730
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,102	1,794
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,987	15,845
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,089	17,639
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$888	819
Income taxes paid	830	1,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	—	79

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

The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated balance sheet as of that day.

Certain prior period data presented in the financial statements have been reclassified to conform with the current year presentation.

LCNB adopted ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" during the first quarter 2016. ASU No. 2015-07 applies to entities that measure an investment's fair value using the net asset value per share, or an equivalent, as a practical expedient. It eliminates the requirement to classify such investments within the fair value hierarchy. The amendments are to be applied retrospectively to all periods presented. LCNB measures the fair value of certain mutual fund investments using the net asset value per share practical expedient and disclosures concerning these investments in Note 15 - Fair Value Measurements have been changed to comply with the new guidance. Adoption did not have an impact on LCNB's results of operations or financial position.

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

Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2015 Annual Report on Form 10-K filed with the SEC.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisitions (continued)

The merger with BNB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date, as summarized in the following table (in thousands):

Consideration Paid:
Common shares issued	$9,063
Cash paid to shareholder(s)	4,403
Total consideration paid	13,466

Identifiable Assets Acquired:
Cash and cash equivalents	13,396
Investment securities	58,239
Federal Reserve Bank stock	130
Loans	34,661
Premises and equipment	2,311
Core deposit intangible	1,418
Other assets	532
Total identifiable assets acquired	110,687

Liabilities Assumed:
Deposits	99,133
Deferred income taxes	576
Other liabilities	57
Total liabilities assumed	99,766

Total Identifiable Net Assets Acquired	10,921

Goodwill resulting from merger	$2,545

The amount of goodwill recorded reflects LCNB's entrance into a new market and related synergies that are expected to result from the acquisition and represent the excess purchase price over the estimated fair value of the net assets acquired.  The goodwill will not be amortizable on LCNB's financial records, but is deductible for tax purposes.  The core deposit intangible is being amortized over nine years using the straight-line method.

Direct costs related to the acquisition were expensed as incurred and are recorded as a merger-related expense in the consolidated statements of income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of investment securities at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
Available-for-Sale:
U.S. Treasury notes	$52,591	1,001	—	53,592
U.S. Agency notes	126,835	1,473	6	128,302
U.S. Agency mortgage-backed securities	33,561	281	74	33,768
Certificates of deposit	248	1	—	249
Municipal securities:
Non-taxable	102,900	1,798	56	104,642
Taxable	26,714	596	5	27,305
Mutual funds	2,527	—	35	2,492
Trust preferred securities	49	—	—	49
Equity securities	659	59	16	702
	$346,084	$5,209	192	351,101

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	29,873	528	78	30,323
Taxable	6,632	7	14	6,625
	$36,505	535	92	36,948

December 31, 2015
Available-for-Sale:
U.S. Treasury notes	$72,672	309	135	72,846
U.S. Agency notes	140,876	164	1,151	139,889
U.S. Agency mortgage-backed securities	29,608	174	404	29,378
Certificates of deposit	248	1	—	249
Municipal securities:
Non-taxable	103,900	1,713	134	105,479
Taxable	26,738	337	134	26,941
Mutual funds	2,517	—	51	2,466
Trust preferred securities	49	1	—	50
Equity securities	659	40	19	680
	$377,267	2,739	2,028	377,978

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	22,233	95	97	22,231
Taxable	400	—	1	399
	$22,633	95	98	22,630

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning investment securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Investment Securities Available-for-Sale:
U.S. Treasury notes	$—	—	$—	—
U.S. Agency notes	9,989	6	—	—
U.S. Agency mortgage-backed securities	5,281	17	4,013	57
Municipal securities:
Non-taxable	9,202	32	4,220	24
Taxable	1,660	4	449	1
Mutual funds	1,221	1	272	34
Trust preferred securities	—	—	—	—
Equity securities	124	11	73	5
	$27,477	71	$9,027	121

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$873	2	3,444	76
Taxable	3,286	14	—	—
	$4,159	16	$3,444	76

December 31, 2015
Investment Securities Available-for-Sale:
U.S. Treasury notes	$32,854	75	$4,846	60
U.S. Agency notes	104,053	1,000	9,869	151
U.S. Agency mortgage-backed securities	19,190	256	4,068	148
Municipal securities:
Non-taxable	13,124	74	7,037	60
Taxable	15,601	114	880	20
Mutual funds	1,215	17	268	34
Trust preferred securities	—	—	—	—
Equity securities	248	12	73	7
	$186,285	1,548	$27,041	480

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$832	3	$3,426	94
Taxable	399	1	—	—
	$1,231	4	$3,426	94

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Management has determined that the unrealized losses at March 31, 2016 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at March 31, 2016 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$22,647	22,759	3,859	3,866
Due from one to five years	158,647	161,011	4,021	4,010
Due from five to ten years	127,994	130,320	10,732	10,781
Due after ten years	—	—	17,893	18,291
	309,288	314,090	36,505	36,948
U.S. Agency mortgage-backed securities	33,561	33,768	—	—
Mutual funds	2,527	2,492	—	—
Trust preferred securities	49	49	—	—
Equity securities	659	702	—	—
	$346,084	351,101	36,505	36,948

Investment securities with a market value of $226,644,000 and $215,952,000 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$20,429	6,002
Gross realized gains	371	111
Gross realized losses	—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Commercial and industrial	$45,324	45,275
Commercial, secured by real estate	430,179	419,633
Residential real estate	271,812	273,139
Consumer	17,925	18,510
Agricultural	12,589	13,479
Other loans, including deposit overdrafts	643	665
	778,472	770,701
Deferred net origination costs (fees)	242	237
	778,714	770,938
Less allowance for loan losses	3,150	3,129
Loans, net	$775,564	767,809

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $230 million and $231 million at March 31, 2016 and December 31, 2015, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Non-accrual, past-due, and accruing restructured loans as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	1,759	876
Agricultural	413	48
Residential real estate	1,144	799
Consumer	12	—
Total non-accrual loans	3,328	1,723
Past-due 90 days or more and still accruing	99	559
Total non-accrual and past-due 90 days or more and still accruing	3,427	2,282
Accruing restructured loans	13,955	13,723
Total	$17,382	16,005

The allowance for loan losses for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2016
Allowance for loan losses:
Balance, beginning of year	$244	1,908	854	54	66	3	3,129
Provision charged to expenses	—	(35)	66	61	(10)	8	90
Losses charged off	—	(23)	(28)	(44)	—	(23)	(118)
Recoveries	3	18	4	10	—	14	49
Balance, end of period	$247	1,868	896	81	56	2	3,150

Three Months Ended March 31, 2015
Allowance for loan losses:
Balance, beginning of year	$129	1,990	926	63	11	2	3,121
Provision charged to expenses	1	(37)	64	(29)	66	4	69
Losses charged off	—	(313)	(82)	(11)	—	(14)	(420)
Recoveries	1	—	26	31	—	9	67
Balance, end of period	$131	1,640	934	54	77	1	2,837

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
March 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$8	210	93	13	—	—	324
Collectively evaluated for impairment	239	1,629	803	68	56	2	2,797
Acquired credit impaired loans	—	29	—	—	—	—	29
Balance, end of period	$247	1,868	896	81	56	2	3,150

Loans:
Individually evaluated for impairment	$362	13,065	1,593	63	384	—	15,467
Collectively evaluated for impairment	44,236	410,441	267,682	17,934	12,184	139	752,616
Acquired credit impaired loans	739	6,351	2,986	22	29	504	10,631
Balance, end of period	$45,337	429,857	272,261	18,019	12,597	643	778,714

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$9	306	48	—	—	—	363
Collectively evaluated for impairment	235	1,602	806	54	66	3	2,766
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$244	1,908	854	54	66	3	3,129

Loans:
Individually evaluated for impairment	$370	12,351	1,541	56	—	—	14,318
Collectively evaluated for impairment	43,726	399,092	269,001	18,516	13,438	179	743,952
Acquired credit impaired loans	1,191	7,877	3,039	27	48	486	12,668
Balance, end of period	$45,287	419,320	273,581	18,599	13,486	665	770,938

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

A breakdown of the loan portfolio by credit quality indicators at March 31, 2016 and December 31, 2015 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2016
Commercial & industrial	$44,585	—	752	—	45,337
Commercial, secured by real estate	409,710	7,521	12,626	—	429,857
Residential real estate	266,809	1,198	4,254	—	272,261
Consumer	17,911	—	108	—	18,019
Agricultural	11,111	728	758	—	12,597
Other	643	—	—	—	643
Total	$750,769	9,447	18,498	—	778,714

December 31, 2015
Commercial & industrial	$44,596	—	691	—	45,287
Commercial, secured by real estate	397,938	9,316	12,066	—	419,320
Residential real estate	267,567	1,935	4,079	—	273,581
Consumer	18,528	—	71	—	18,599
Agricultural	12,246	850	390	—	13,486
Other	665	—	—	—	665
Total	$741,540	12,101	17,297	—	770,938

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at March 31, 2016 and December 31, 2015 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
March 31, 2016
Commercial & industrial	$61	—	—	61	45,276	45,337	—
Commercial, secured by real estate	75	73	836	984	428,873	429,857	—
Residential real estate	1,008	2	1,025	2,035	270,226	272,261	64
Consumer	54	9	48	111	17,908	18,019	35
Agricultural	—	—	—	—	12,597	12,597	—
Other	70	—	—	70	573	643	—
Total	$1,268	84	1,909	3,261	775,453	778,714	99

December 31, 2015
Commercial & industrial	$—	—	—	—	45,287	45,287	—
Commercial, secured by real estate	73	81	876	1,030	418,290	419,320	—
Residential real estate	777	198	1,124	2,099	271,482	273,581	516
Consumer	62	7	43	112	18,487	18,599	43
Agricultural	—	—	—	—	13,486	13,486	—
Other	109	—	—	109	556	665	—
Total	$1,021	286	2,043	3,350	767,588	770,938	559

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Impaired loans, including acquired credit impaired loans, at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2016
With no related allowance recorded:
Commercial & industrial	$752	1,036	—
Commercial, secured by real estate	16,811	18,584	—
Residential real estate	3,746	4,976	—
Consumer	38	60	—
Agricultural	413	504	—
Other	504	700	—
Total	$22,264	25,860	—

With an allowance recorded:
Commercial & industrial	$349	354	8
Commercial, secured by real estate	2,605	2,731	239
Residential real estate	833	937	93
Consumer	47	66	13
Agricultural	—	—	—
Other	—	—	—
Total	$3,834	4,088	353

Total:
Commercial & industrial	$1,101	1,390	8
Commercial, secured by real estate	19,416	21,315	239
Residential real estate	4,579	5,913	93
Consumer	85	126	13
Agricultural	413	504	—
Other	504	700	—
Total	$26,098	29,948	353

December 31, 2015
With no related allowance recorded:
Commercial & industrial	$1,205	1,500	—
Commercial, secured by real estate	16,345	18,335	—
Residential real estate	3,734	5,055	—
Consumer	81	109	—
Agricultural	48	151	—
Other	486	701	—
Total	$21,899	25,851	—

With an allowance recorded:
Commercial & industrial	$356	356	9
Commercial, secured by real estate	3,883	4,014	306
Residential real estate	846	958	48
Consumer	2	1	—
Total	$5,087	5,329	363

Total:
Commercial & industrial	$1,561	1,856	9
Commercial, secured by real estate	20,228	22,349	306
Residential real estate	4,580	6,013	48
Consumer	83	110	—
Agricultural	48	151	—
Other	486	701	—
Total	$26,986	31,180	363

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three months ended March 31, 2016 and 2015 (in thousands):

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & industrial	$978	29	1,232	35
Commercial, secured by real estate	17,631	387	21,608	362
Residential real estate	3,778	67	4,326	82
Consumer	41	7	107	4
Agricultural	422	12	20	97
Other	495	20	522	19
Total	$23,345	522	27,815	599

With an allowance recorded:
Commercial & industrial	$352	5	380	5
Commercial, secured by real estate	2,624	19	3,989	27
Residential real estate	834	10	944	10
Consumer	61	1	18	1
Agricultural	—	—	121	—
Other	—	—	—	—
Total	$3,871	35	5,452	43

Total:
Commercial & industrial	$1,330	34	1,612	40
Commercial, secured by real estate	20,255	406	25,597	389
Residential real estate	4,612	77	5,270	92
Consumer	102	8	125	5
Agricultural	422	12	141	97
Other	495	20	522	19
Total	$27,216	557	33,267	642
Of the interest income recognized on impaired loans during the three months ended March 31, 2016 and 2015, approximately $0 and $11,000, respectively, were recognized on a cash basis.

Loan modifications that were classified as troubled debt restructurings during the three months ended March 31, 2016 and 2015 are as follows (dollars in thousands):

	2016			2015
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended March 31,
Commercial, secured by real estate	1	$299	372	—	—	—
Residential real estate	1	18	18	3	87	87
Consumer	1	17	17	—	—	—
Total	3	$334	407	3	$87	87

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

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three months ended March 31, 2016 and 2015 and that remained in default at period end.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 - Acquired Credit Impaired Loans

The following table provides at March 31, 2016 and December 31, 2015 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	March 31, 2016	December 31, 2015
Commercial & industrial	$739	1,191
Commercial, secured by real estate	6,351	7,877
Residential real estate	2,986	3,039
Consumer	22	27
Agricultural	29	48
Other loans, including deposit overdrafts	504	486
	10,631	12,668
Less allowance for loan losses	29	—
Loans, net	$10,602	12,668

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Outstanding balance	$14,129	16,507
Carrying amount	10,631	12,668

Activity during the three months ended March 31, 2016 and 2015 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	2016	2015
Accretable discount at beginning of year	$1,503	2,674
Reclass from nonaccretable discount to accretable discount	75	17
Less disposals	(3)	(1)
Less accretion	(237)	(199)
Accretable discount at end of period	$1,338	2,491

Note 6 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in "other assets" in the consolidated balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of year	$846	1,370
Additions	—	99
Reductions due to sales	—	(105)
Balance, end of period	$846	1,364

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Other Real Estate Owned (continued)

Other real estate owned at March 31, 2016 and December 31, 2015 consisted of (dollars in thousands):

	March 31, 2016	December 31, 2015
Commercial real estate	$846	$846
Residential real estate	—	—
	$846	$846

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at March 31, 2016 was $613,000.

Note 7 - Affordable Housing Tax Credit Limited Partnership

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

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Affordable housing tax credit investment	$1,000	1,000
Less amortization	32	12
Net affordable housing tax credit investment	$968	988

Unfunded commitment	$865	907

LCNB expects to fund the unfunded commitment over ten years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the periods indicated (in thousands):

	Three Months ended March 31,
	2016	2015
Tax credits and other tax benefits recognized	$28	—
Tax credit amortization expense included in provision for income taxes	20	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Short-Term Borrowings

Short-term borrowings at March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$13,187	1.00%
FHLB short-term advance	—	—%	10,000	0.35%
Repurchase agreements	11,668	0.10%	14,200	0.10%
	$11,668	0.10%	$37,387	0.48%

Repurchase agreements are an option customers may use in managing their cash positions and mature the next business day after issuance. Repurchase agreements at March 31, 2016 and December 31, 2015 were secured by U.S. Agency notes and such collateral securities were held by the Federal Reserve Bank.

Note 9 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended March 31,
	2016	2015
Statutory tax rate	34.2%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(6.3)%	(5.5)%
Tax exempt income on bank owned life insurance	(1.4)%	(1.4)%
Other, net	—%	0.5%
Effective tax rate	26.5%	27.6%

Note 10 - Commitments and Contingent Liabilities

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Commitments and Contingent Liabilities (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Commitments to extend credit:
Commercial loans	$6,627	8,160
Other loans
Fixed rate	4,827	2,293
Adjustable rate	1,315	1,362
Unused lines of credit:
Fixed rate	6,656	6,378
Adjustable rate	89,724	90,153
Unused overdraft protection amounts on demand and NOW accounts	10,113	10,057
Standby letters of credit	357	457
	$119,619	118,860

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2016 totaled approximately $10,922,000, which includes estimated costs for construction of a new operations center in Lebanon, Ohio.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
March 31, 2016
Balance at beginning of period	$469	(233)	236
Before reclassifications	3,087	28	3,115
Reclassifications	(245)	—	(245)
Balance at end of period	$3,311	(205)	3,106

March 31, 2015
Balance at beginning of period	$1,126	(341)	785
Before reclassifications	1,480	28	1,508
Reclassifications	(73)	—	(73)
Balance at end of period	$2,533	(313)	2,220

Reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2016 and 2015 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2016	2015
Realized gain on sale of securities	$371	111	Net gain on sale of securities
Less provision for income taxes	126	38	Provision for income taxes
Reclassification adjustment, net of taxes	$245	73

Note 12 – Retirement Plans

LCNB participates in a noncontributory defined benefit multi-employer retirement plan that covers substantially all regular full-time employees hired before January 1, 2009. Employees hired before this date who received a benefit reduction under certain amendments to the defined benefit retirement plan receive an automatic contribution of 5% or 7% of their annual compensation, depending on the sum of an employee's age and vesting service, into their defined contribution plans (401(k) plans), regardless of the contributions made by the employees.  These contributions are made annually and these employees do not receive any employer matches to their 401(k) contributions.

Employees hired on or after January 1, 2009 receive a 50% employer match on their contributions into the 401(k) plan, up to a maximum LCNB contribution of 3% of each individual employee's annual compensation.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated statements of income for the three-month periods ended March 31, 2016 and 2015 are as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Qualified noncontributory defined benefit retirement plan	$220	270
401(k) plan	83	87

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$10	9
Interest cost	19	17
Amortization of unrecognized net loss	42	42
Net periodic pension cost	$71	68

Amounts recognized in accumulated other comprehensive income, net of tax, at March 31, 2016 and December 31, 2015 for the nonqualified defined benefit retirement plan consists of (in thousands):

	March 31, 2016	December 31, 2015
Net actuarial loss	$205	233

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at March 31, 2016 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	17,633	$9.00	2.8	17,633	$9.00	2.8
$11.00 - $12.99	53,266	12.04	4.3	50,767	12.02	4.3
$17.00 - $18.99	6,562	17.88	0.9	6,562	17.88	0.9
	77,461	11.85	3.7	74,962	11.82	3.6

The following table summarizes stock option activity for the periods indicated:

	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	83,861	$12.39	99,810	$12.16
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(6,400)	18.95	(2,500)	9.00
Outstanding, March 31,	77,461	11.85	97,310	12.24
Exercisable, March 31,	74,962	11.82	86,762	12.24

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at March 31, 2016 that were "in the money" (market price greater than exercise price) was $339,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $330,000.  The aggregate intrinsic value for options outstanding at March 31, 2015 that were in the money was $338,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $305,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Total expense related to options included in salaries and employee benefits for the three months ended March 31, 2016 and 2015 was $1,000 and $7,000, respectively. The related tax benefit for the three months ended March 31, 2016 and 2015 was $0 and $0, respectively. Unrecognized compensation cost related to option awards to be recognized through the first quarter of 2017 is approximately $5,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	16,038	$15.47	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, March 31,	16,038	$15.47	—	$—

Total expense related to restricted stock awards included in salaries and wages in the consolidated statements of income for the three months ended March 31, 2016 was $22,000 and the related tax benefit was $8,000. Unrecognized compensation expense for restricted stock awards was $136,000 at March 31, 2016 and is expected to be recognized over a period of five years.

Note 14 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three months ended March 31, 2016 and 2015 (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2016	2015
Net income	$2,964	2,834
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,916,114	9,312,636
Add dilutive effect of:
Stock options	17,225	16,203
Stock warrants	63,487	81,935
Restricted shares	1,690	—
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,998,516	9,410,774
Earnings per common share:
Basic	$0.30	0.30
Diluted	0.30	0.30

Options to purchase 6,562 and 12,962 shares of common stock at a weighted average price of $17.88 and $18.41 per share were outstanding at March 31, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

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

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury notes are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, LCNB has invested in trust preferred securities, equity securities, and four mutual funds that are not priced by the pricing service. Market quotations (level 1) are used to determine fair values for the trust preferred securities, equity securities, and a publicly traded mutual fund. Investments in two mutual funds that are measured at fair value using net asset values ("NAV") per share as a practical expedient are not required to be classified in the fair value hierarchy.  These funds can be redeemed at any time at their current NAVs. An investment in a mutual fund that is not traded in an active market is considered to have level 2 inputs because an investor can have its interest in the fund redeemed for the balance of its capital account at any quarter-end assuming the fund is given a 60 day notice.  The investment in this fund is carried at fair value, which approximates cost.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$53,592	53,592	—	—
U.S. Agency notes	128,302	—	128,302	—
U.S. Agency mortgage-backed securities	33,768	—	33,768	—
Certificates of deposit with other banks	249	—	249	—
Municipal securities:
Non-taxable	104,642	—	104,642	—
Taxable	27,305	—	27,305	—
Mutual funds	1,016	16	1,000	—
Mutual funds measured at net asset value (a)	1,476
Trust preferred securities	49	49	—	—
Equity securities	702	702	—	—
Total recurring fair value measurements	$351,101	54,359	295,266	—

Nonrecurring fair value measurements:
Impaired loans	$3,527	—	—	3,527
Other real estate owned and repossessed assets	846	—	—	846
Total nonrecurring fair value measurements	$4,373	—	—	4,373

December 31, 2015
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$72,846	72,846	—	—
U.S. Agency notes	139,889	—	139,889	—
U.S. Agency mortgage-backed securities	29,378	—	29,378	—
Certificates of deposit with other banks	249	—	249	—
Municipal securities:
Non-taxable	105,479	—	105,479	—
Taxable	26,941	—	26,941	—
Mutual funds	1,018	18	1,000	—
Mutual funds measured at net asset value (a)	1,448
Trust preferred securities	50	50	—	—
Equity securities	680	680	—	—
Total recurring fair value measurements	$377,978	73,594	302,936	—

Nonrecurring fair value measurements:
Impaired loans	$4,722	—	—	4,722
Other real estate owned and repossessed assets	846	—	—	846
Total nonrecurring fair value measurements	$5,568	—	—	5,568

(a)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2016 and December 31, 2015 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
March 31, 2016
Impaired loans	$3,527	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	11.00%	4.50%	5.61%
Other real estate owned	846	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2015
Impaired loans	$4,722	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	11.00%	4.00%	5.27%
Other real estate owned	846	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
FINANCIAL ASSETS:
Cash and cash equivalents	$21,089	21,089	21,089	—	—
Investment securities, held-to-maturity	36,505	36,948	—	—	36,948
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	775,564	770,069	—	—	770,069
Accrued interest receivable	4,279	4,279	256	1,879	2,144

FINANCIAL LIABILITIES:
Deposits	1,120,208	1,120,932	902,813	218,119	—
Short-term borrowings	11,668	11,668	11,668	—	—
Long-term debt	789	817	—	817	—
Accrued interest payable	305	305	16	289	—

December 31, 2015
FINANCIAL ASSETS:
Cash and cash equivalents	$14,987	14,987	14,987	—	—
Investment securities, held-to-maturity	22,633	22,630	—	—	22,630
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	767,809	761,388	—	—	761,388
Accrued interest receivable	3,380	3,380	208	1,280	1,892

FINANCIAL LIABILITIES:
Deposits	1,087,160	1,087,914	869,940	217,974	—
Short-term borrowings	37,387	37,387	37,387	—	—
Long-term debt	5,947	6,290	—	6,290	—
Accrued interest payable	345	345	16	329	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The fair values of off-balance-sheet financial instruments at March 31, 2016 and December 31, 2015 were not material.

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

Note 16 – Recent Accounting Pronouncements

ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)"
ASU No. 2014-09 was issued in May 2014 and supersedes most current revenue recognition guidance for contracts to transfer goods or services or other nonfinancial assets. Lease contracts, insurance contracts, and most financial instruments are not included in the scope of this update. ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Additional disclosures providing information about contracts with customers are required. As extended by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ASU No. 2014-09 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Since LCNB's products are substantially financial in nature, adoption of ASU No. 2014-09 is not expected to have a material impact on LCNB's results of operations or financial position.

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

ASU No. 2016-04, "Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the FASB Emerging Issues Task Force)"
ASU No. 2016-04 was issued in March 2016 and determines that liabilities related to the sale of certain prepaid stored-value products (such as prepaid gift cards, prepaid telecommunication cards, and traveler's checks) are financial liabilities. The amendments in this update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for these liabilities be accounted for consistent with breakage guidance in Topic 606, "Revenue from Contracts with Customers." The amendments in ASU No. 2016-04 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. LCNB does not currently sell prepaid stored-value products and adoption of ASU No. 2016-04 is not expected to have an impact on LCNB's results of operations or financial position.

ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)"
ASU No. 2016-05 was issued in March 2016 and applies to reporting entities for which there is a change in a counterparty to a derivative instrument that has been designated a hedging instrument under Topic 815, "Derivatives and Hedging." The amendments in this update clarify that a change in a counterparty to such a derivative instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria under applicable guidance continue to be met. The amendments in ASU No. 2016-05 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. LCNB does not currently have any investments in derivative instruments that have been designated as hedging instruments and adoption of ASU No. 2016-05 is not expected to have an impact on LCNB's results of operations or financial position.

ASU No. 2016-06 , "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)"
ASU No. 2016-06 was issued in March 2016 and clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The four-step decision sequence requires an entity to consider whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. The amendments in ASU No. 2016-06 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. LCNB does not currently have any investments in debt instruments containing such call (put) options and adoption of ASU No. 2016-06 is not expected to have an impact on LCNB's results of operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 – Recent Accounting Pronouncements (continued)

ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting"
ASU No. 2016-07 was issued in March 2016 and affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this update eliminate the requirement that, when an investment qualifies for use of the equity method, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU No. 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in ASU No. 2016-07 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Earlier application is permitted. Adoption of ASU No. 2016-07 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)"
ASU No. 2016-08 was issued in March 2016 and affects the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. When another party is involved in providing goods or services to a customer, ASU No. 2014-09 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The amendments in ASU No. 2016-08 are intended to improve the operability and understandability of the implementation guidance in ASU No. 2014-09 on principal versus agent considerations by offering additional guidance to be considered in making the determination. ASU No. 2016-08 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of ASU No. 2016-08 is not expected to have a material impact on LCNB's results of operation or financial position.

ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"
ASU No. 2016-09 was issued in March 2016 and affects all entities that issue share-based payment awards to their employees. The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits are to be classified as an operating activity in the statement of cash flows. In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur. For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements. Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Adoption of ASU No. 2016-07 is not expected to have a material impact on LCNB's results of operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 – Recent Accounting Pronouncements (continued)

ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing"
ASU No. 2016-10 was issued in April 2016 and affects the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. ASU No. 2016-10 clarifies the following two aspects of Topic 606:

1.	evaluating whether promised goods and services are separately identifiable, and

2.
determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property, which is satisfied at a point in time, or a right to access the entity's intellectual property, which is satisfied over time.

ASU No. 2016-10 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of ASU No. 2016-10 is not expected to have a material impact on LCNB's results of operation or financial position.

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;

2.	LCNB may incur increased charge-offs in the future;

3.	LCNB may face competitive loss of customers;

4.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

5.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

6.	changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

7.	LCNB may experience difficulties growing loan and deposit balances;

8.	the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations;

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

Accounting for Intangibles.  LCNB’s intangible assets at March 31, 2016 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations
Net income for the three months ended March 31, 2016 was $2,964,000 (total basic and diluted earnings per share of $0.30). This compares to net income of $2,834,000 (total basic and diluted earnings per share of $0.30) for the same three-month period in 2015. Results for 2016 were significantly affected by the acquisition of BNB Bancorp, Inc. ("BNB") on April 30, 2015.

Net interest income for the three months ended March 31, 2016 increased $444,000 from the comparable period in 2015, due primarily to a $72.2 million increase in average loans and a $76.4 million increase in average investment securities and stock.
The BNB acquisition added $34.7 million to LCNB's loan portfolio as of the effective date. The remainder of the increase in average loans was due to new loan origination. These increases were partially offset by a decrease in the tax equivalent net interest margin.

The provision for loan losses for the three months ended March 31, 2016 was $21,000 greater than the comparable period in
2015. Net loan charge-offs for the first quarter 2016 and 2015 totaled $69,000 and $353,000, respectively. Non-accrual loans and loans past due 90 days or more and still accruing interest increased $1,145,000, from $2,282,000 or 0.30% of total loans at
December 31, 2015 to $3,427,000 or 0.44% of total loans at March 31, 2016, primarily due to two loans to the same borrower totaling $1,307,000 that were newly classified as non-accrual during the first quarter 2016. Other real estate owned (which includes property acquired through foreclosure) was $846,000 at both March 31, 2016 and December 31, 2015 and consisted of one commercial property.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest income for the three months ended March 31, 2016 was $336,000 greater than the comparable period in 2015, primarily due to a $260,000 increase in gains from sales of investment securities.

Non-interest expense for the three months ended March 31, 2016 was $643,000 greater than the comparable period in 2015, primarily due to a $273,000 increase in salaries and employee benefits and a $251,000 penalty for early payoff of a $5 million
Federal Home Loan Bank ("FHLB") advance (included in other non-interest expense). Salaries and employee benefits increased primarily due to salary and wage increases, employees retained from the BNB acquisition, and an increase in the number of employees outside of the acquisitions. The FHLB advance had an interest rate of 5.25% and was paid off to reduce interest expense on long-term debt.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended March 31, 2016 vs. 2015
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2016 and 2015, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$772,204	8,627	4.49%	$699,959	8,540	4.95%
Interest-bearing demand deposits	9,857	10	0.41%	8,834	4	0.18%
Federal Reserve Bank stock	2,732	—	—%	2,346	—	—%
Federal Home Loan Bank stock	3,638	37	4.09%	3,638	37	4.12%
Investment securities:
Taxable	253,681	1,189	1.89%	207,179	856	1.68%
Non-taxable (2)	129,597	1,152	3.58%	100,116	989	4.01%
Total earnings assets	1,171,709	11,015	3.78%	1,022,072	10,426	4.14%
Non-earning assets	109,435			106,124
Allowance for loan losses	(3,130)			(2,870)
Total assets	$1,278,014			$1,125,326

Savings deposits	$641,769	158	0.10%	$551,219	120	0.09%
IRA and time certificates	217,473	665	1.23%	210,970	562	1.08%
Short-term borrowings	20,710	14	0.27%	13,824	4	0.12%
Long-term debt	1,256	12	3.84%	6,598	76	4.67%
Total interest-bearing liabilities	881,208	849	0.39%	782,611	762	0.39%
Demand deposits	245,088			207,469
Other liabilities	9,271			7,638
Capital	142,447			127,608
Total liabilities and capital	$1,278,014			$1,125,326
Net interest rate spread (3)			3.39%			3.75%
Net interest income and net interest margin on a taxable-equivalent basis (4)		10,166	3.49%		9,664	3.83%
Ratio of interest-earning assets to interest-bearing liabilities	132.97%			130.60%
(1)Includes nonaccrual loans, if any.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2016 as compared to the same period in 2015.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2016 vs. 2015 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$841	(754)	87
Federal funds sold	—	—	—
Interest-bearing demand deposits	1	5	6
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	—	—
Investment securities:
Taxable	208	125	333
Non-taxable	269	(106)	163
Total interest income	1,319	(730)	589
Interest-bearing Liabilities:
Savings deposits	21	17	38
IRA and time certificates	18	85	103
Short-term borrowings	3	7	10
Long-term debt	(53)	(11)	(64)
Total interest expense	(11)	98	87
Net interest income	$1,330	(828)	502

Net interest income on a fully tax-equivalent basis for the three months ended March 31, 2016 totaled $10,166,000, an increase of $502,000 over the comparable period in 2015.  Total interest income increased $589,000 and total interest expense increased $87,000.

The increase in total interest income was due to a $149.6 million increase in average total earning assets, partially offset by a 36 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets. The increase in average total earning assets was due to a $72.2 million increase in average loans and a $76.0 million increase in average total investment securities. The increase in average loans was partially due to the acquisition of BNB and partially due to organic loan growth.

The increase in total interest expense was due primarily to a 15 basis point increase in the average rate paid on IRA and time certificates, partially offset by an 83 basis point decrease in the average rate paid on long-term debt. The decrease in the average rate paid on long-term debt was due to the early payment in full during January 2016 of a $5.0 million FHLB advance bearing an interest rate of 5.25%. The advance was paid off to reduce interest expense. Partially offsetting the net positive effect of these rate changes was a $98.6 million increase in average interest-bearing liabilities. Average savings deposits increased $90.6 million, average IRA and time certificates increased $6.5 million, and average short-term borrowings increased $6.9 million. Average savings deposits and IRA and time certificates increased largely due to the acquisition of BNB. Partially offsetting these increases was a $5.3 million decrease in average long-term debt due to the FHLB advance payoff.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three months ended March 31, 2016 and 2015 were $90,000 and $69,000, respectively. Net charge-offs for the three months ended
March 31, 2016 and 2015 were $69,000 and $353,000, respectively.

Non-Interest Income
Total non-interest income for the first quarter 2016 was $336,000 greater than for the first quarter 2015 primarily due to a $260,000 increase in net gains from sales of investment securities, due to a greater volume of loan sales during 2016. Approximately $20.1 million of investment securities were sold during the first quarter 2016, compared to $5.9 million during the first quarter 2015.

Non-Interest Expense
Non-interest expense for the first quarter 2016 was $643,000 greater than for the first quarter 2015 primarily due to a $273,000 increase in salaries and employee benefits and a $417,000 increase in other non-interest expense. Salaries and employee benefits increased primarily due to salary and wage increases, employees retained from the BNB acquisition, and an increase in the number of employees outside of the acquisition. The increase in other non-interest expense included a $251,000 penalty incurred on the early payoff of the FHLB advance mentioned earlier and smaller increases in various other accounts.

Income Taxes
LCNB's effective tax rates for the three months ended March 31, 2016 and 2015 were 26.5% and 27.6%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
Total investment securities at March 31, 2016 were $13.0 million less than at December 31, 2015. During the first quarter of 2016, LCNB purchased $19.7 million in new securities. The purchases were more than offset by the sale of $20.1 million of investment securities and maturities and calls of an additional $16.7 million of investment securities.

Net loans at March 31, 2016 were $7.8 million greater than at December 31, 2015. Commercial real estate loans increased by $10.5 million, partially offset by decreases in residential real estate, consumer, and agricultural loans.

Bank owned life insurance at March 31, 2016 was $4.2 million greater than at December 31, 2015 primarily due to the purchase of $4.0 million of new policies during the first quarter 2016.

Total deposits at March 31, 2016 were $33.0 million greater than at December 31, 2015. Included in this increase was a $30.5 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.

Shareholders' equity at March 31, 2016 was $2.8 million greater than at December 31, 2015, primarily due to earnings retained and an increase in accumulated other comprehensive income, net of taxes, resulting from market driven increases in the market value of investments securities. Partially offsetting these increases was a $1.4 million decrease in common shares primarily resulting from the repurchase and cancellation of all outstanding warrants.

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

A new rule requiring a Capital Conservation Buffer began phase-in on January 1, 2016. Under the fully-implemented rule, a financial institution will need to maintain a Capital Conservation Buffer composed of Common Equity Tier 1 Capital of at least 2.5% above its minimum risk-weighted capital requirements to avoid limitations on its ability to make capital distributions, including dividend payments to shareholders and certain discretionary bonus payments to executive officers. A financial institution with a buffer below 2.5% will be subject to increasingly stringent limitations on capital distributions as the buffer approaches zero.

As of the most recent notification from their regulators, the Bank and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's or LCNB's category.

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Regulatory Capital:
Shareholders' equity	$142,933	140,108
Goodwill and other intangibles	(33,015)	(32,146)
Accumulated other comprehensive (income) loss	(3,106)	(256)
Tier 1 risk-based capital	106,812	107,706
Eligible allowance for loan losses	3,150	3,129
Total risk-based capital	$109,962	110,835
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.13%	13.46%
Tier 1 Capital to risk-weighted assets	13.13%	13.46%
Total Capital to risk-weighted assets	13.52%	13.85%
Leverage	8.60%	8.62%

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At March 31, 2016, LCNB's liquid assets amounted to $372.2 million or 28.9% of total assets.  This compares to liquid assets totaling $393.0 million, or 30.7% of total assets, at December 31, 2015.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 81.8% of total deposits at March 31, 2016 were "core" deposits, compared to 84.3% of deposits at December 31, 2015. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2016 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$42,913	3,120	7.84%
Up 200	41,829	2,036	5.12%
Up 100	40,798	1,005	2.53%
Base	39,793	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2016 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$146,092	(1,482)	(1.00)%
Up 200	145,799	(1,775)	(1.20)%
Up 100	146,061	(1,513)	(1.03)%
Base	147,574	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2016, LCNB's disclosure controls and procedures were effective.

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

10.5
Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2015, Exhibit 10.7

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 4, 2016	/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer and President

May 4, 2016	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer