Form 10-Q
period 2016-06-30
LCNB CORP
filed 2016-08-05
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 4, 2016 was 9,978,975 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS:
Cash and due from banks	$17,254	14,155
Interest-bearing demand deposits	1,753	832
Total cash and cash equivalents	19,007	14,987
Investment securities:
Available-for-sale, at fair value	353,528	377,978
Held-to-maturity, at cost	39,447	22,633
Federal Reserve Bank stock, at cost	2,732	2,732
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	797,092	767,809
Premises and equipment, net	24,985	22,100
Goodwill	30,183	30,183
Core deposit and other intangibles	4,986	5,396
Bank owned life insurance	26,921	22,561
Other assets	10,116	10,514
TOTAL ASSETS	$1,312,635	1,280,531

LIABILITIES:
Deposits:
Noninterest-bearing	$252,498	250,306
Interest-bearing	872,200	836,854
Total deposits	1,124,698	1,087,160
Short-term borrowings	30,541	37,387
Long-term debt	726	5,947
Accrued interest and other liabilities	10,960	9,929
TOTAL LIABILITIES	1,166,925	1,140,423

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 and 12,000,000 shares at June 30, 2016 and December 31, 2015, respectively; issued 10,690,889 and 10,679,174 shares at June 30, 2016 and December 31, 2015, respectively	75,602	76,908
Retained earnings	77,384	74,629
Treasury shares at cost, 753,627 shares at June 30, 2016 and December 31, 2015	(11,665)	(11,665)
Accumulated other comprehensive income, net of taxes	4,389	236
TOTAL SHAREHOLDERS' EQUITY	145,710	140,108
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,312,635	1,280,531

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2015 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans	$8,892	9,492	17,519	18,032
Interest on investment securities:
Taxable	1,187	1,033	2,376	1,889
Non-taxable	794	702	1,552	1,355
Other investments	135	121	182	162
TOTAL INTEREST INCOME	11,008	11,348	21,629	21,438
INTEREST EXPENSE:
Interest on deposits	870	671	1,693	1,353
Interest on short-term borrowings	8	4	22	8
Interest on long-term debt	5	73	17	149
TOTAL INTEREST EXPENSE	883	748	1,732	1,510
NET INTEREST INCOME	10,125	10,600	19,897	19,928
PROVISION FOR LOAN LOSSES	396	677	486	746
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,729	9,923	19,411	19,182
NON-INTEREST INCOME:
Trust income	837	852	1,600	1,652
Service charges and fees on deposit accounts	1,243	1,234	2,436	2,341
Net gain on sales of securities	279	221	650	332
Bank owned life insurance income	191	155	360	314
Gains from sales of loans	61	219	102	254
Other operating income	139	150	244	244
TOTAL NON-INTEREST INCOME	2,750	2,831	5,392	5,137
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,532	4,381	9,095	8,671
Equipment expenses	239	302	488	590
Occupancy expense, net	588	584	1,157	1,179
State franchise tax	276	250	557	502
Marketing	201	220	368	383
Amortization of intangibles	188	175	375	321
FDIC insurance premiums	162	145	327	296
Other real estate owned	356	20	385	55
Merger-related expenses	—	522	—	592
Other non-interest expense	1,926	1,827	4,008	3,486
TOTAL NON-INTEREST EXPENSE	8,468	8,426	16,760	16,075
INCOME BEFORE INCOME TAXES	4,011	4,328	8,043	8,244
PROVISION FOR INCOME TAXES	1,043	1,205	2,111	2,287
NET INCOME	$2,968	3,123	5,932	5,957

Dividends declared per common share	$0.16	0.16	0.32	0.32
Earnings per common share:
Basic	$0.30	0.33	0.60	0.63
Diluted	0.29	0.32	0.59	0.62
Weighted average common shares outstanding:
Basic	$9,922,024	9,694,732	9,919,070	9,504,739
Diluted	9,943,797	9,804,728	9,971,900	9,609,050

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,968	3,123	5,932	5,957
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $742 and $838 for the three months ended June 30, 2016 and 2015, respectively and $2,332 and $75 for the six months ended June 30, 2016 and 2015, respectively.)	1,439	(1,627)	4,526	(147)
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $95 and $75 for the three months ended June 30, 2016 and 2015, respectively and $221 and $113 for the six months ended June 30, 2016 and 2015, respectively)	(184)	(146)	(429)	(219)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $14 and $15 for the three months ended June 30, 2016 and 2015, respectively and $28 and $29 for the six months ended June 30, 2016 and 2015, respectively)	28	28	56	56
TOTAL COMPREHENSIVE INCOME	$4,251	1,378	10,085	5,647

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2014	9,311,318	$67,181	69,394	(11,665)	785	125,695
Net income			5,957			5,957
Other comprehensive income, net of taxes					(310)	(310)
Dividend Reinvestment and Stock Purchase Plan	12,005	188				188
Acquisition of BNB Bancorp, Inc	560,132	9,063				9,063
Exercise of stock options	13,449	152				152
Excess tax benefit on exercise of stock options		13				13
Compensation expense relating to stock options		10				10
Common stock dividends, $0.32 per share			(3,070)			(3,070)
Balance at June 30, 2015	9,896,904	$76,607	72,281	(11,665)	475	137,698

Balance at December 31, 2015	9,925,547	$76,908	74,629	(11,665)	236	140,108
Net income			5,932			5,932
Other comprehensive income, net of taxes					4,153	4,153
Dividend Reinvestment and Stock Purchase Plan	11,715	192				192
Repurchase of stock warrants		(1,545)				(1,545)
Compensation expense relating to stock options		2				2
Compensation expense relating to restricted stock		45				45
Common stock dividends, $0.32 per share			(3,177)			(3,177)
Balance at June 30, 2016	9,937,262	$75,602	77,384	(11,665)	4,389	145,710

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,932	5,957
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,680	1,257
Provision for loan losses	486	746
Increase in cash surrender value of bank owned life insurance	(360)	(314)
Realized gain from sales of securities available-for-sale	(650)	(332)
Realized loss from sales of premises and equipment	35	—
Realized (gain) loss from sales and write-downs of other real estate owned and repossessed assets	346	(9)
Origination of mortgage loans for sale	(4,850)	(3,594)
Realized gains from sales of loans	(102)	(254)
Proceeds from sales of mortgage loans	4,907	3,633
Compensation expense related to stock options	2	10
Compensation expense related to restricted stock	45	—
Changes in:
Accrued income receivable	(224)	(66)
Other assets	46	(2,671)
Other liabilities	(613)	651
TOTAL ADJUSTMENTS	748	(943)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,680	5,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	36,529	54,955
Proceeds from maturities and calls of investment securities:
Available-for-sale	33,025	10,858
Held-to-maturity	3,342	1,471
Purchases of investment securities:
Available-for-sale	(38,915)	(70,922)
Held-to-maturity	(20,156)	(3,413)
Proceeds from sale of impaired loans	—	4,559
Net increase in loans	(29,740)	(26,123)
Purchase of bank owned life insurance	(4,000)	—
Proceeds from sale of other real estate owned and repossessed assets	—	114
Additions to other real estate owned	(182)	(20)
Purchases of premises and equipment	(3,565)	(231)
Proceeds from sale of premises and equipment	61	21
Net cash acquired from acquisition	—	8,993
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(23,601)	(19,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	37,538	38,695
Net decrease in short-term borrowings	(6,846)	(3,914)
Principal payments on long-term debt	(5,221)	(5,272)
Proceeds from issuance of common stock	30	28
Repurchase of stock warrants	(1,545)	—
Proceeds and excess tax benefit from exercise of stock options	—	165
Cash dividends paid on common stock	(3,015)	(2,910)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,941	26,792
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,020	12,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,987	15,845
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,007	27,913
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,780	1,542
Income taxes paid	2,160	2,450
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	—	79

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Substantially all of the assets, liabilities and operations of LCNB Corp. ("LCNB") are attributable to its wholly-owned subsidiary, LCNB National Bank (the "Bank").  The accompanying unaudited consolidated condensed financial statements include the accounts of LCNB and the Bank.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 10-01.

The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated balance sheet as of that day.

Certain prior period data presented in the financial statements have been reclassified to conform with the current year presentation.

LCNB adopted ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" during the first quarter of 2016. ASU No. 2015-07 applies to entities that measure an investment's fair value using the net asset value per share, or an equivalent, as a practical expedient. It eliminates the requirement to classify such investments within the fair value hierarchy. The amendments are to be applied retrospectively to all periods presented. LCNB measures the fair value of certain mutual fund investments using the net asset value per share practical expedient and disclosures concerning these investments in Note 15 - Fair Value Measurements have been changed to comply with the new guidance. Adoption did not have an impact on LCNB's results of operations or financial position.

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

Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2015 Annual Report on Form 10-K filed with the SEC.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

Direct costs related to the acquisition were expensed as incurred and are recorded as a merger-related expense in the consolidated condensed statements of income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of investment securities at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
Available-for-Sale:
U.S. Treasury notes	$52,567	1,414	—	53,981
U.S. Agency notes	113,554	1,784	—	115,338
U.S. Agency mortgage-backed securities	47,701	592	17	48,276
Certificates of deposit	248	—	—	248
Municipal securities:
Non-taxable	108,842	2,397	6	111,233
Taxable	20,507	721	2	21,226
Mutual funds	2,508	8	17	2,499
Trust preferred securities	49	—	—	49
Equity securities	633	48	3	678
	$346,609	$6,964	45	353,528

Held-to-Maturity:
Municipal securities:
Non-taxable	30,084	796	29	30,851
Taxable	9,363	68	—	9,431
	$39,447	864	29	40,282

December 31, 2015
Available-for-Sale:
U.S. Treasury notes	$72,672	309	135	72,846
U.S. Agency notes	140,876	164	1,151	139,889
U.S. Agency mortgage-backed securities	29,608	174	404	29,378
Certificates of deposit	248	1	—	249
Municipal securities:
Non-taxable	103,900	1,713	134	105,479
Taxable	26,738	337	134	26,941
Mutual funds	2,517	—	51	2,466
Trust preferred securities	49	1	—	50
Equity securities	659	40	19	680
	$377,267	2,739	2,028	377,978

Held-to-Maturity:
Municipal securities:
Non-taxable	22,233	95	97	22,231
Taxable	400	—	1	399
	$22,633	95	98	22,630

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning investment securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Available-for-Sale:
U.S. Treasury notes	$—	—	$—	—
U.S. Agency notes	—	—	—	—
U.S. Agency mortgage-backed securities	—	—	3,909	17
Municipal securities:
Non-taxable	—	—	2,770	6
Taxable	1,005	—	451	2
Mutual funds	—	—	263	17
Trust preferred securities	49	—	—	—
Equity securities	68	3	—	—
	$1,122	3	$7,393	42

Held-to-Maturity:
Municipal securities:
Non-taxable	$—	—	2,636	29
Taxable	—	—	—	—
	$—	—	$2,636	29

December 31, 2015
Available-for-Sale:
U.S. Treasury notes	$32,854	75	$4,846	60
U.S. Agency notes	104,053	1,000	9,869	151
U.S. Agency mortgage-backed securities	19,190	256	4,068	148
Municipal securities:
Non-taxable	13,124	74	7,037	60
Taxable	15,601	114	880	20
Mutual funds	1,215	17	268	34
Trust preferred securities	—	—	—	—
Equity securities	248	12	73	7
	$186,285	1,548	$27,041	480

Held-to-Maturity:
Municipal securities:
Non-taxable	$832	3	$3,426	94
Taxable	399	1	—	—
	$1,231	4	$3,426	94

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Management has determined that the unrealized losses at June 30, 2016 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at June 30, 2016 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$23,089	23,181	3,620	3,626
Due from one to five years	150,743	153,748	4,211	4,222
Due from five to ten years	121,380	124,583	11,073	11,239
Due after ten years	506	514	20,543	21,195
	295,718	302,026	39,447	40,282
U.S. Agency mortgage-backed securities	47,701	48,276	—	—
Mutual funds	2,508	2,499	—	—
Trust preferred securities	49	49	—	—
Equity securities	633	678	—	—
	$346,609	353,528	39,447	40,282

Investment securities with a market value of $228,901,000 and $215,952,000 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes required as permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$16,100	48,953	$36,529	54,955
Gross realized gains	300	234	671	345
Gross realized losses	21	13	21	13

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Commercial and industrial	$45,153	45,275
Commercial, secured by real estate	455,654	419,633
Residential real estate	266,625	273,139
Consumer	18,545	18,510
Agricultural	13,605	13,479
Other loans, including deposit overdrafts	635	665
	800,217	770,701
Deferred net origination costs (fees)	248	237
	800,465	770,938
Less allowance for loan losses	3,373	3,129
Loans, net	$797,092	767,809

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $225 million and $231 million at June 30, 2016 and December 31, 2015, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Non-accrual, past-due, and accruing restructured loans as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	1,362	876
Residential real estate	951	799
Consumer	—	—
Agricultural	384	48
Total non-accrual loans	2,697	1,723
Past-due 90 days or more and still accruing	369	559
Total non-accrual and past-due 90 days or more and still accruing	3,066	2,282
Accruing restructured loans	13,855	13,723
Total	$16,921	16,005

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The allowance for loan losses for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended June 30, 2016
Allowance for loan losses:
Balance, beginning of period	$247	1,868	896	81	56	2	3,150
Provision charged to expenses	74	320	(1)	(12)	6	9	396
Losses charged off	(49)	(117)	(14)	(9)	—	(19)	(208)
Recoveries	1	—	4	20	—	10	35
Balance, end of period	$273	2,071	885	80	62	2	3,373

Six Months Ended June 30, 2016
Allowance for loan losses:
Balance, beginning of year	$244	1,908	854	54	66	3	3,129
Provision charged to expenses	74	285	65	49	(4)	17	486
Losses charged off	(49)	(140)	(42)	(53)	—	(42)	(326)
Recoveries	4	18	8	30	—	24	84
Balance, end of period	$273	2,071	885	80	62	2	3,373

Three Months Ended June 30, 2015
Allowance for loan losses:
Balance, beginning of period	$131	1,640	934	54	77	1	2,837
Provision charged to expenses	41	552	53	16	6	9	677
Losses charged off	(11)	(633)	(115)	(18)	(67)	(12)	(856)
Recoveries	1	96	42	10	67	5	221
Balance, end of period	$162	1,655	914	62	83	3	2,879

Six Months Ended June 30, 2015
Allowance for loan losses:
Balance, beginning of year	$129	1,990	926	63	11	2	3,121
Provision charged to expenses	42	515	117	(13)	72	13	746
Losses charged off	(11)	(946)	(197)	(29)	(67)	(26)	(1,276)
Recoveries	2	96	68	41	67	14	288
Balance, end of period	$162	1,655	914	62	83	3	2,879

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
June 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$6	195	90	9	—	—	300
Collectively evaluated for impairment	267	1,875	795	71	62	2	3,072
Acquired credit impaired loans	—	1	—	—	—	—	1
Balance, end of period	$273	2,071	885	80	62	2	3,373

Loans:
Individually evaluated for impairment	$354	12,672	1,584	47	384	—	15,041
Collectively evaluated for impairment	43,452	436,405	262,558	18,571	13,230	164	774,380
Acquired credit impaired loans	1,363	6,249	2,941	20	—	471	11,044
Balance, end of period	$45,169	455,326	267,083	18,638	13,614	635	800,465

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$9	306	48	—	—	—	363
Collectively evaluated for impairment	235	1,602	806	54	66	3	2,766
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$244	1,908	854	54	66	3	3,129

Loans:
Individually evaluated for impairment	$370	12,351	1,541	56	—	—	14,318
Collectively evaluated for impairment	43,726	399,092	269,001	18,516	13,438	179	743,952
Acquired credit impaired loans	1,191	7,877	3,039	27	48	486	12,668
Balance, end of period	$45,287	419,320	273,581	18,599	13,486	665	770,938

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

A breakdown of the loan portfolio by credit quality indicators at June 30, 2016 and December 31, 2015 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2016
Commercial & industrial	$44,477	39	653	—	45,169
Commercial, secured by real estate	438,822	4,487	12,017	—	455,326
Residential real estate	261,423	998	4,662	—	267,083
Consumer	18,528	—	110	—	18,638
Agricultural	12,037	850	727	—	13,614
Other	635	—	—	—	635
Total	$775,922	6,374	18,169	—	800,465

December 31, 2015
Commercial & industrial	$44,596	—	691	—	45,287
Commercial, secured by real estate	397,938	9,316	12,066	—	419,320
Residential real estate	267,567	1,935	4,079	—	273,581
Consumer	18,528	—	71	—	18,599
Agricultural	12,246	850	390	—	13,486
Other	665	—	—	—	665
Total	$741,540	12,101	17,297	—	770,938

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at June 30, 2016 and December 31, 2015 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
June 30, 2016
Commercial & industrial	$15	—	—	15	45,154	45,169	—
Commercial, secured by real estate	—	—	1,362	1,362	453,964	455,326	—
Residential real estate	590	436	1,140	2,166	264,917	267,083	335
Consumer	16	22	34	72	18,566	18,638	34
Agricultural	44	—	384	428	13,186	13,614	—
Other	97	—	—	97	538	635	—
Total	$762	458	2,920	4,140	796,325	800,465	369

December 31, 2015
Commercial & industrial	$—	—	—	—	45,287	45,287	—
Commercial, secured by real estate	73	81	876	1,030	418,290	419,320	—
Residential real estate	777	198	1,124	2,099	271,482	273,581	516
Consumer	62	7	43	112	18,487	18,599	43
Agricultural	—	—	—	—	13,486	13,486	—
Other	109	—	—	109	556	665	—
Total	$1,021	286	2,043	3,350	767,588	770,938	559

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Impaired loans, including acquired credit impaired loans, at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2016
With no related allowance recorded:
Commercial & industrial	$1,362	1,635	—
Commercial, secured by real estate	16,289	18,063	—
Residential real estate	3,808	4,980	—
Consumer	33	48	—
Agricultural	384	384	—
Other	471	665	—
Total	$22,347	25,775	—

With an allowance recorded:
Commercial & industrial	$355	354	6
Commercial, secured by real estate	2,632	2,709	196
Residential real estate	717	855	90
Consumer	34	34	9
Agricultural	—	—	—
Other	—	—	—
Total	$3,738	3,952	301

Total:
Commercial & industrial	$1,717	1,989	6
Commercial, secured by real estate	18,921	20,772	196
Residential real estate	4,525	5,835	90
Consumer	67	82	9
Agricultural	384	384	—
Other	471	665	—
Total	$26,085	29,727	301

December 31, 2015
With no related allowance recorded:
Commercial & industrial	$1,205	1,500	—
Commercial, secured by real estate	16,345	18,335	—
Residential real estate	3,734	5,055	—
Consumer	81	109	—
Agricultural	48	151	—
Other	486	701	—
Total	$21,899	25,851	—

With an allowance recorded:
Commercial & industrial	$356	356	9
Commercial, secured by real estate	3,883	4,014	306
Residential real estate	846	958	48
Consumer	2	1	—
Agricultural	—	—	—
Other	—	—	—
Total	$5,087	5,329	363

Total:
Commercial & industrial	$1,561	1,856	9
Commercial, secured by real estate	20,228	22,349	306
Residential real estate	4,580	6,013	48
Consumer	83	110	—
Agricultural	48	151	—
Other	486	701	—
Total	$26,986	31,180	363

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$964	26	1,609	60
Commercial, secured by real estate	17,292	278	19,259	742
Residential real estate	3,855	123	4,175	138
Consumer	40	8	93	3
Agricultural	423	123	110	35
Other	495	20	516	20
Total	$23,069	578	25,762	998

With an allowance recorded:
Commercial & industrial	$358	5	389	6
Commercial, secured by real estate	2,651	20	3,746	29
Residential real estate	780	8	884	10
Consumer	34	1	18	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$3,823	34	5,037	45

Total:
Commercial & industrial	$1,322	31	1,998	66
Commercial, secured by real estate	19,943	298	23,005	771
Residential real estate	4,635	131	5,059	148
Consumer	74	9	111	3
Agricultural	423	123	110	35
Other	495	20	516	20
Total	$26,892	612	30,799	1,043

Six Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$964	55	1,437	82
Commercial, secured by real estate	17,460	660	20,317	1,099
Residential real estate	3,823	194	4,305	221
Consumer	54	15	101	7
Agricultural	422	135	107	132
Other	495	40	515	39
Total	$23,218	1,099	26,782	1,580

With an allowance recorded:
Commercial & industrial	$362	10	393	11
Commercial, secured by real estate	2,671	42	3,694	56
Residential real estate	760	16	862	20
Consumer	34	2	18	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$3,827	70	4,967	88

Total:
Commercial & industrial	$1,326	65	1,830	93
Commercial, secured by real estate	20,131	702	24,011	1,155
Residential real estate	4,583	210	5,167	241
Consumer	88	17	119	8
Agricultural	422	135	107	132
Other	495	40	515	39
Total	$27,045	1,169	31,749	1,668

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Of the interest income recognized on impaired loans during the six months ended June 30, 2016 and 2015, approximately $46,000 and $11,000, respectively, were recognized on a cash basis.

Loan modifications that were classified as troubled debt restructurings during the three and six months ended June 30, 2016 and 2015 are as follows (dollars in thousands):

	2016			2015
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended June 30,
Commercial & industrial	—	$—	—	1	$72	74
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	1	27	27	1	50	50
Consumer	1	10	10	—	—	—
Total	2	$37	37	2	$122	124

Six Months Ended June 30,
Commercial & industrial	—	$—	—	1	$72	74
Commercial, secured by real estate	1	$299	372	—	—	—
Residential real estate	2	45	45	4	137	137
Consumer	2	27	27	—	—	—
Total	5	$371	444	5	$209	211

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

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the six months ended June 30, 2016 and that remained in default at period end. A restructured commercial real estate loan with a recorded balance of $77,000 was classified as non-accrual at June 30, 2015, which was within twelve months of the loan's modification date.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 - Acquired Credit Impaired Loans

The following table provides at June 30, 2016 and December 31, 2015 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	June 30, 2016	December 31, 2015
Commercial & industrial	$1,363	1,191
Commercial, secured by real estate	6,249	7,877
Residential real estate	2,941	3,039
Consumer	20	27
Agricultural	—	48
Other loans, including deposit overdrafts	471	486
	11,044	12,668
Less allowance for loan losses	1	—
Loans, net	$11,043	12,668

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Outstanding balance	$14,369	16,507
Carrying amount	11,043	12,668

Activity during the six months ended June 30, 2016 and 2015 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	2016	2015
Accretable discount at beginning of year	$1,503	2,674
Accretable discount acquired during period	—	413
Reclass from nonaccretable discount to accretable discount	307	943
Less disposals	(3)	(857)
Less accretion	(439)	(1,404)
Accretable discount at end of period	$1,368	1,769

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in "other assets" in the consolidated condensed balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance, beginning of year	$846	1,370
Additions	182	99
Reductions due to sales	—	(105)
Reductions due to valuation write downs	(346)	—
Balance, end of period	$682	1,364

Other real estate owned at June 30, 2016 and December 31, 2015 consisted of (dollars in thousands):

	June 30, 2016	December 31, 2015
Commercial real estate	$682	$846
Residential real estate	—	—
	$682	$846

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at June 30, 2016 was $477,000.

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

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Affordable housing tax credit investment	$1,000	1,000
Less amortization	53	12
Net affordable housing tax credit investment	$947	988

Unfunded commitment	$865	907

LCNB expects to fund the unfunded commitment over 9.5 years.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Affordable Housing Tax Credit Limited Partnership (continued)

The following table presents other information relating to LCNB's affordable housing tax credit investment for the periods indicated (in thousands):

	Six Months ended June 30,
	2016	2015
Tax credits and other tax benefits recognized	$55	—
Tax credit amortization expense included in provision for income taxes	41	—

Note 8 – Short-Term Borrowings

Short-term borrowings at June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Line of credit	$17,310	1.00%	$13,187	1.00%
FHLB short-term advance	—	—%	10,000	0.35%
Repurchase agreements	13,231	0.10%	14,200	0.10%
	$30,541	0.61%	$37,387	0.48%

Repurchase agreements are an option customers may use in managing their cash positions and mature the next business day after issuance. Repurchase agreements at June 30, 2016 and December 31, 2015 were fully secured by U.S. Agency notes and such collateral securities were held by the Federal Reserve Bank.

Note 9 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Statutory tax rate	34.2%	34.0%	34.2%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(6.6)%	(5.4)%	(6.4)%	(5.4)%
Tax exempt income on bank owned life insurance	(1.6)%	(1.2)%	(1.5)%	(1.3)%
Other, net	—%	0.4%	(0.1)%	0.4%
Effective tax rate	26.0%	27.8%	26.2%	27.7%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Commitments and Contingent Liabilities (continued)

The Bounce Protection product, a customer deposit overdraft program, is offered as a service and does not constitute a contract between the customer and LCNB.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Commitments to extend credit:
Commercial loans	$6,956	8,160
Other loans
Fixed rate	5,395	2,293
Adjustable rate	1,707	1,362
Unused lines of credit:
Fixed rate	4,584	6,378
Adjustable rate	84,678	90,153
Unused overdraft protection amounts on demand and NOW accounts	9,858	10,057
Standby letters of credit	357	457
	$113,535	118,860

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2016 totaled approximately $7,903,000, which includes estimated costs for construction of a new operations center in Lebanon, Ohio.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
June 30, 2016
Balance at beginning of period	$469	(233)	236
Before reclassifications	4,526	56	4,582
Reclassifications	(429)	—	(429)
Balance at end of period	$4,566	(177)	4,389

June 30, 2015
Balance at beginning of period	$1,126	(341)	785
Before reclassifications	(149)	58	(91)
Reclassifications	(219)	—	(219)
Balance at end of period	$758	(283)	475

Reclassifications out of accumulated other comprehensive income during the three and six months ended June 30, 2016 and 2015 and the affected line items in the consolidated condensed statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2016	2015	2016	2015
Realized gain on sale of securities	$279	221	$650	332	Net gain on sales of securities
Less provision for income taxes	95	75	221	113	Provision for income taxes
Reclassification adjustment, net of taxes	$184	146	$429	219

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month periods ended June 30, 2016 and 2015 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Qualified noncontributory defined benefit retirement plan	$220	273	$440	543
401(k) plan	77	90	160	177

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$10	10	$20	19
Interest cost	19	17	38	34
Amortization of unrecognized net loss	42	43	84	85
Net periodic pension cost	$71	70	$142	138

Amounts recognized in accumulated other comprehensive income, net of tax, at June 30, 2016 and December 31, 2015 for the nonqualified defined benefit retirement plan consists of (in thousands):

	June 30, 2016	December 31, 2015
Net actuarial loss	$177	233

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at June 30, 2016 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	17,633	$9.00	2.6	17,633	$9.00	2.6
$11.00 - $12.99	53,266	12.04	4.1	51,521	12.03	4.0
$17.00 - $18.99	5,160	17.88	0.6	5,160	17.88	0.6
	76,059	11.73	3.5	74,314	11.71	3.4

The following table summarizes stock option activity for the periods indicated:

	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	83,861	$12.39	99,810	$12.16
Granted	—	—	—	—
Exercised	—	—	(13,449)	11.31
Expired	(7,802)	18.76	(2,500)	9.00
Outstanding, June 30,	76,059	11.73	83,861	12.39
Exercisable, June 30,	74,314	11.71	75,072	12.40

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at June 30, 2016 that were "in the money" (market price greater than exercise price) was $320,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $314,000.  The aggregate intrinsic value for options outstanding at June 30, 2015 that were in the money was $349,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $314,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Total expense related to options included in salaries and employee benefits for the three and six months ended June 30, 2016 was $1,000 and $2,000, respectively. The related tax benefit for the three and six months ended June 30, 2016 was $0 and $1,000, respectively. Total expense related to options included in salaries and employee benefits for the three and six months ended June 30, 2015 was $3,000 and $10,000, respectively. The related tax benefit for the three and six months ended June 30, 2015 was $1,000 and $3,000, respectively. Unrecognized compensation cost related to option awards to be recognized through the first quarter of 2017 is approximately $4,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	16,038	$15.47	—	$—
Granted	—	—	—	—
Vested	(5,255)	15.47	—	—
Forfeited	—	—	—	—
Outstanding, June 30,	10,783	$15.47	—	$—

Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three and six months ended June 30, 2016 was $23,000 and $45,000, respectively. The related tax benefit for the three and six months end June 30, 2016 was $7,000 and $15,000, respectively. Unrecognized compensation expense for restricted stock awards was $113,000 at June 30, 2016 and is expected to be recognized over a period of 4.5 years.

Note 14 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three and six months ended June 30, 2016 and 2015 (dollars in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,968	3,123	$5,932	5,957
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,922,024	9,694,732	9,919,070	9,504,739
Add dilutive effect of:
Stock options	18,299	18,955	17,767	17,629
Stock warrants	—	91,041	32,465	86,682
Restricted shares	3,474	—	2,598	—
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,943,797	9,804,728	9,971,900	9,609,050
Earnings per common share:
Basic	$0.30	0.33	$0.60	0.63
Diluted	0.29	0.32	0.59	0.62

Options to purchase 5,160 and 12,962 shares of common stock at a weighted average price of $17.88 and $18.41 per share were outstanding at June 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Fair value for U.S. Treasury notes are determined based on market quotations (level 1).  Fair value for most of the other investment securities is calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2).  Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.  In addition, LCNB has invested in trust preferred securities, equity securities, and three mutual funds that are not priced by the pricing service. Market quotations (level 1) are used to determine fair values for the trust preferred securities, equity securities, and a publicly traded mutual fund. Investments in two mutual funds that are measured at fair value using net asset values ("NAV") per share as a practical expedient are not required to be classified in the fair value hierarchy.  These funds can be redeemed at any time at their current NAVs. An investment in a mutual fund that is not traded in an active market is considered to have level 2 inputs because an investor can have its interest in the fund redeemed for the balance of its capital account at any quarter-end assuming the fund is given a 60 day notice.  The investment in this fund is carried at fair value, which approximates cost.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$53,981	53,981	—	—
U.S. Agency notes	115,338	—	115,338	—
U.S. Agency mortgage-backed securities	48,276	—	48,276	—
Certificates of deposit with other banks	248	—	248	—
Municipal securities:
Non-taxable	111,233	—	111,233	—
Taxable	21,226	—	21,226	—
Mutual funds	1,000	—	1,000	—
Mutual funds measured at net asset value (a)	1,499
Trust preferred securities	49	49	—	—
Equity securities	678	678	—	—
Total recurring fair value measurements	$353,528	54,708	297,321	—

Nonrecurring fair value measurements:
Impaired loans	$3,483	—	—	3,483
Other real estate owned and repossessed assets	682	—	—	682
Total nonrecurring fair value measurements	$4,165	—	—	4,165

December 31, 2015
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$72,846	72,846	—	—
U.S. Agency notes	139,889	—	139,889	—
U.S. Agency mortgage-backed securities	29,378	—	29,378	—
Certificates of deposit with other banks	249	—	249	—
Municipal securities:
Non-taxable	105,479	—	105,479	—
Taxable	26,941	—	26,941	—
Mutual funds	1,018	18	1,000	—
Mutual funds measured at net asset value (a)	1,448
Trust preferred securities	50	50	—	—
Equity securities	680	680	—	—
Total recurring fair value measurements	$377,978	73,594	302,936	—

Nonrecurring fair value measurements:
Impaired loans	$4,722	—	—	4,722
Other real estate owned and repossessed assets	846	—	—	846
Total nonrecurring fair value measurements	$5,568	—	—	5,568

(a)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Condensed Balance Sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2016 and December 31, 2015 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
June 30, 2016
Impaired loans	$3,483	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	4.44%	5.49%
Other real estate owned	682	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2015
Impaired loans	$4,722	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	11.00%	4.00%	5.27%
Other real estate owned	846	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
FINANCIAL ASSETS:
Cash and cash equivalents	$19,007	19,007	19,007	—	—
Investment securities, held-to-maturity	39,447	40,282	—	—	40,282
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	797,092	792,749	—	—	792,749
Accrued interest receivable	3,514	3,514	168	1,186	2,160

FINANCIAL LIABILITIES:
Deposits	1,124,698	1,125,291	908,910	216,381	—
Short-term borrowings	30,541	30,541	30,541	—	—
Long-term debt	726	749	—	749	—
Accrued interest payable	296	296	15	281	—

December 31, 2015
FINANCIAL ASSETS:
Cash and cash equivalents	$14,987	14,987	14,987	—	—
Investment securities, held-to-maturity	22,633	22,630	—	—	22,630
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	767,809	761,388	—	—	761,388
Accrued interest receivable	3,380	3,380	208	1,280	1,892

FINANCIAL LIABILITIES:
Deposits	1,087,160	1,087,914	869,940	217,974	—
Short-term borrowings	37,387	37,387	37,387	—	—
Long-term debt	5,947	6,290	—	6,290	—
Accrued interest payable	345	345	16	329	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The fair values of off-balance-sheet financial instruments at June 30, 2016 and December 31, 2015 were not material.

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

Investment securities, held-to-maturity
Fair values for investment securities, held-to-maturity are based on quoted market prices for similar securities and/or discounted cash flow analysis or other methods.

Federal Home Loan Bank stock and Federal Reserve Bank stock
The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the respective redemptive provisions.

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

Note 16 – Recent Accounting Pronouncements

From time to time the Financial Accounting Standards Board issues an Accounting Standards Update ("ASU") to communicate changes to Generally Accepted Accounting Principles. The following information provides brief summaries of newly issued but not yet effective ASUs that could have an effect on LCNB’s financial position or results of operations:

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)"
ASU No. 2016-08 was issued in March 2016 and affects the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. When another party is involved in providing goods or services to a customer, ASU No. 2014-09 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The amendments in ASU No. 2016-08 are intended to improve the operability and understandability of the implementation guidance in ASU No. 2014-09 on principal versus agent considerations by offering additional guidance to be considered in making the determination. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU No. 2014-09. Adoption of ASU No. 2016-08 is not expected to have a material impact on LCNB's results of operation or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU No. 2014-09. Adoption of ASU No. 2016-10 is not expected to have a material impact on LCNB's results of operation or financial position.

ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients"
ASU No. 2016-12 was issued in May 2016 and affects the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. The amendments clarify the assessment of the likelihood that revenue will be collected from a contract, the guidance for presenting sales taxes and similar taxes, the timing for measuring customer payments that are not in cash, and disclosure requirements by firms using the retrospective method of adoption. The amendments provide a practical expedient for recognizing revenue from contracts that have been modified prior to the transition period to the new standard. ASU No. 2016-12 also says a contract should be considered complete if all, or substantially all, of its revenue has been collected prior to making the transition to the new standard. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU No. 2014-09. Adoption of ASU No. 2016-12 is not expected to have a material impact on LCNB's results of operation or financial position.

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"
ASU No. 2016-13 was issued in June 2016 and, once effective, will significantly change current guidance for recognizing impairment of financial instruments. Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU No. 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 – Recent Accounting Pronouncements (continued)

ASU No. 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Any credit loss will be recognized as an allowance for credit losses on available-for-sale debt securities rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time, as currently required.

ASU No. 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities. Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses. Thereafter, entities will account for additional impairment of such purchased assets using the models listed above.

ASU No. 2016-13 will take effect for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. LCNB management is currently evaluating the financial statement impact of adopting the new guidance.

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

Accounting for Intangibles.  LCNB’s intangible assets at June 30, 2016 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations

Net income for the three and six months ended June 30, 2016 was $2,968,000 (total basic and diluted earnings per share of $0.30 and $0.29) and $5,932,000 (total basic and diluted earnings per share of $0.60 and $0.59), respectively.  This compares to net income of $3,123,000 (total basic and diluted earnings per share of $0.33 and $0.32) and $5,957,000 (total basic and diluted earnings per share of $0.63 and $0.62) for the same three and six-month periods in 2015. Results for the first six months of 2016 were significantly affected by the acquisition of BNB Bancorp, Inc. ("BNB") on April 30, 2015. In addition, LCNB sold impaired loans with a carrying value of approximately $4.5 million during the second quarter of 2015, resulting in a net gain from sale of loans of $178,000.

Although net income for the six months ended June 30, 2016 is less than the comparable period in 2015, the decrease is primarily due to two one-time expenses. The first of which is a $251,000 penalty incurred during the first quarter for the early payoff of an FHLB borrowing bearing an interest rate of 5.25%, which will significantly decrease future interest expense. The second is a $346,000 write-down of commercial foreclosed property to its estimated liquidation value as LCNB prepares to auction the property.

Net interest income for the three and six months ended June 30, 2016 decreased $475,000 and $31,000, respectively, from the comparable periods in 2015, due primarily to the absence during 2016 of non-accrual interest recognized as a result of the 2015 impaired loan sale mentioned above, partially offset by organic growth in LCNB's loan portfolio.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for loan losses for the three and six months ended June 30, 2016 was $281,000 and $260,000, respectively, less than the comparable periods in 2015. Net loan charge-offs for for the six months ended June 30, 2016 and 2015 totaled $242,000 and $988,000, respectively.  The 2015 balance includes charge-offs recognized as a result of the impaired loan sale mentioned above. Non-accrual loans and loans past due 90 days or more and still accruing interest increased $784,000, from $2,282,000 or 0.30% of total loans at December 31, 2015, to $3,066,000 or 0.38% of total loans at June 30, 2016, primarily due to two loans to the same borrower totaling $1,307,000 that were newly classified as non-accrual during the first quarter of 2016. Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure) decreased from $846,000 at December 31, 2015 to $682,000 at June 30, 2016 due to a write-down totaling $346,000 recognized on commercial property, partially offset by an addition to this category.

Non-interest income for the three months ended June 30, 2016 was $81,000 less than the comparable period in 2015 primarily due to a decrease in gains from sales of loans. The decrease reflects the absence of gains recognized as a result of the impaired loan sale in 2015. Non-interest income for the six months ended June 30, 2016 was $255,000 greater than the comparable period in 2015 primarily due to gains from sales of investment securities, partially offset by the decrease in gains from sales of loans. Gains from sales of investment securities increased because of a greater volume of sales.

Non-interest expense for the three and six months ended June 30, 2016 was $42,000 and $685,000, respectively, greater than the comparable periods in 2015. The increase for the second quarter was primarily due to increases in salaries and employee benefits and the write-down of other real estate owned property mentioned above, largely offset by the absence of merger expenses during the second quarter of 2016. The six-month period increased for substantially the same reasons as the quarter plus a $251,000 penalty for early payoff of a $5 million Federal Home Loan Bank ("FHLB") advance recognized during the first quarter of 2016. The FHLB advance had an interest rate of 5.25% and was paid off to reduce interest expense on long-term debt. Salaries and employee benefits increased primarily due to salary and wage increases, employees retained from the BNB acquisition, and an increase in the number of employees in addition to the acquisition.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended June 30, 2016 vs. 2015
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2016 and 2015, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$784,324	8,892	4.56%	$737,021	9,492	5.17%
Federal funds sold	—	—	—%	1,813	1	0.22%
Interest-bearing demand deposits	13,132	17	0.52%	14,106	10	0.28%
Federal Reserve Bank stock	2,732	82	12.07%	2,439	74	12.17%
Federal Home Loan Bank stock	3,638	36	3.98%	3,638	36	3.97%
Investment securities:
Taxable	251,569	1,187	1.90%	242,397	1,033	1.71%
Non-taxable (2)	138,191	1,207	3.51%	112,276	1,064	3.80%
Total earnings assets	1,193,586	11,421	3.85%	1,113,690	11,710	4.22%
Non-earning assets	112,590			110,113
Allowance for loan losses	(3,103)			(2,865)
Total assets	$1,303,073			$1,220,938

Savings deposits	$658,090	174	0.11%	$608,616	134	0.09%
IRA and time certificates	217,390	696	1.29%	222,524	537	0.97%
Short-term borrowings	14,355	8	0.22%	12,803	4	0.13%
Long-term debt	747	5	2.69%	6,108	73	4.79%
Total interest-bearing liabilities	890,582	883	0.40%	850,051	748	0.35%
Demand deposits	257,923			226,678
Other liabilities	10,383			8,206
Capital	144,185			136,003
Total liabilities and capital	$1,303,073			$1,220,938
Net interest rate spread (3)			3.45%			3.87%
Net interest income and net interest margin on a taxable-equivalent basis (4)		10,538	3.55%		10,962	3.95%
Ratio of interest-earning assets to interest-bearing liabilities	134.02%			131.01%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2016 as compared to the same period in 2015.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2016 vs. 2015 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$584	(1,184)	(600)
Federal funds sold	(1)	—	(1)
Interest-bearing demand deposits	(1)	8	7
Federal Reserve Bank stock	9	(1)	8
Federal Home Loan Bank stock	—	—	—
Investment securities:
Taxable	40	114	154
Non-taxable	231	(88)	143
Total interest income	862	(1,151)	(289)
Interest-bearing Liabilities:
Savings deposits	12	28	40
IRA and time certificates	(13)	172	159
Short-term borrowings	1	3	4
Long-term debt	(45)	(23)	(68)
Total interest expense	(45)	180	135
Net interest income	$907	(1,331)	(424)

Net interest income on a fully tax-equivalent basis for the three months ended June 30, 2016 totaled $10,538,000, a decrease of $424,000 over the comparable period in 2015.  Total interest income decreased $289,000 and total interest expense increased $135,000.

The decrease in total interest income was due to a 37 basis point (a basis point equals 0.01%) decrease in the average rate earned on earning assets, partially offset by a $79.9 million increase in average total earning assets. Included in the average rate for 2015 was non-accrual interest recognized as a result of the impaired loan sale. The increase in average total earning assets was due to a $47.3 million increase in average loans and a $35.1 million increase in average total investment securities. The increase in average loans was partially due to the acquisition of BNB on April 30, 2015 and partially due to organic loan growth.

The increase in total interest expense was due primarily to a 5 basis point increase in the average rate paid on average total interest-bearing liabilities, partially offset by a $5.4 million decrease in average long-term debt. The decrease in the average long-term debt was due to the early payment in full during January 2016 of a $5.0 million FHLB advance bearing an interest rate of 5.25%. The advance was paid off to reduce interest expense.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six months ended June 30, 2016 vs. 2015
The following table presents, for the six months ended June 30, 2016 and 2015, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$778,264	17,519	4.53%	$718,592	18,032	5.06%
Federal funds sold	—	—	—%	911	1	0.22%
Interest-bearing demand deposits	11,494	27	0.47%	11,485	14	0.25%
Federal Reserve Bank stock	2,732	82	6.04%	2,393	74	6.24%
Federal Home Loan Bank stock	3,638	73	4.04%	3,638	73	4.05%
Investment securities:
Taxable	252,625	2,376	1.89%	224,885	1,889	1.69%
Non-taxable (2)	133,894	2,359	3.54%	106,230	2,053	3.90%
Total earnings assets	1,182,647	22,436	3.82%	1,068,134	22,136	4.18%
Non-earning assets	111,012			108,041
Allowance for loan losses	(3,116)			(2,868)
Total assets	$1,290,543			$1,173,307

Savings deposits	$649,930	332	0.10%	$580,076	254	0.09%
IRA and time certificates	217,432	1,361	1.26%	216,779	1,099	1.02%
Short-term borrowings	17,532	22	0.25%	13,310	8	0.12%
Long-term debt	1,002	17	3.41%	6,352	149	4.73%
Total interest-bearing liabilities	885,896	1,732	0.39%	816,517	1,510	0.37%
Demand deposits	251,505			217,127
Other liabilities	9,826			7,834
Capital	143,316			131,829
Total liabilities and capital	$1,290,543			$1,173,307
Net interest rate spread (3)			3.43%			3.81%
Net interest income and net interest margin on a taxable-equivalent basis (4)		20,704	3.52%		20,626	3.89%
Ratio of interest-earning assets to interest-bearing liabilities	133.50%			130.82%
(1)Includes nonaccrual loans, if any.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2016 as compared to the same period in 2015.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended June 30, 2016 vs. 2015 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,429	(1,942)	(513)
Federal funds sold	(1)	—	(1)
Interest-bearing demand deposits	—	13	13
Federal Reserve Bank stock	10	(2)	8
Federal Home Loan Bank stock	—	—	—
Investment securities:
Taxable	247	240	487
Non-taxable	499	(193)	306
Total interest income	2,184	(1,884)	300
Interest-bearing Liabilities:
Savings deposits	33	45	78
IRA and time certificates	3	259	262
Short-term borrowings	3	11	14
Long-term debt	(99)	(33)	(132)
Total interest expense	(60)	282	222
Net interest income	$2,244	(2,166)	78

Net interest income on a fully tax-equivalent basis for the six months ended June 30, 2016 totaled $20,704,000, an increase of $78,000 over the comparable period in 2015.  Total interest income increased $300,000, partially offset by an increase in total interest expense of $222,000.

The increase in total interest income was due primarily to a $114.5 million increase in average total earning assets, partially offset by a 36 basis point decrease in the average rate earned on earning assets.  Included in the average rate for 2015 was non-accrual interest recognized as a result of the impaired loan sale. The increase in average total earning assets was due to a $59.7 million increase in average loans and to a $55.4 million increase in average total investment securities. The increase in average loans was partially due to the acquisition of BNB and partially due to organic loan growth.

The increase in total interest expense was primarily due to a 24 basis point increase in the average rate paid on IRA and time certificates, partially offset by a combination of a 132 basis point decrease in the average rate paid on long-term debt and a $5.4 million decrease in average long-term debt. Average long-term debt and the rate associated with that debt decreased due to the payment in full during January 2016 of a $5.0 million advance from the FHLB of Cincinnati that had an interest rate of 5.25%.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three and six months ended June 30, 2016 were $396,000 and $486,000, respectively, as compared to $677,000 and $746,000 for the same periods in 2015. Net charge-offs for the three and six months ended June 30, 2016 were $173,000 and $242,000, respectively, as compared to $635,000 and $988,000 for the same periods in 2015. Net charge-offs and the provision for loan losses had elevated balances during the second quarter of 2015 due to the sale of impaired loans during that quarter.

Non-Interest Income

Three Months Ended June 30, 2016 vs. 2015
Total non-interest income for the second quarter of 2016 was $81,000 less than for the second quarter of 2015 primarily due to a $158,000 decrease in gains from sales of loans reflecting the absence during 2016 of gains recognized on some of the impaired loans sold during the second quarter of 2015. Partially offsetting this decrease was a $58,000 increase in net gains from sales of investment securities and a $36,000 increase in bank owned life insurance income due to additional policies purchased during the first quarter of 2016.

Six Months Ended June 30, 2016 vs. 2015
Total non-interest income for the first six months of 2016 was $255,000 greater than for the first six months of 2015 primarily due to a $318,000 increase in net gains from sales of securities and a $95,000 increase in service charges and fees on deposit accoounts, partially offset by a $152,000 decrease in gains from sales of loans for the same reason mentioned above. Service charges and fees on deposit accounts increased primarily due to a greater number of cards outstanding, on average, during the first half of 2016 because of the merger with BNB on April 30, 2015.

Non-Interest Expense

Three Months Ended June 30, 2016 vs. 2015
Non-interest expense for the second quarter of 2016 was $42,000 greater than for the second quarter of 2015 primarily due to a $151,000 increase in salaries and employee benefits, a $336,000 increase in other real estate owned expense, and a $99,000 increase in other non-interest expense. Partially offsetting these increases was the absence in 2016 of $522,000 of merger-related expenses recognized during the second quarter of 2015. Salaries and employee benefits increased primarily due to salary and wage increases, employees retained from the BNB acquisition, and an increase in the number of employees outside of the acquisition. The increase in other real estate owned expense was primarily due to the $346,000 write-down on commercial other real estate owned mentioned earlier. The increase in other non-interest expense was due to smaller increases in various other accounts.

Six Months Ended June 30, 2016 vs. 2015
Non-interest expense for the first six months of 2016 was $685,000 greater than for the first six months of 2015 primarily due to a $424,000 increase in salaries and employee benefits, a $330,000 increase in other real estate owned expense, and a $522,000 increase in other non-interest expense. Salaries and employee benefits and other real estate owned expense increased for substantially the same reasons mentioned above. The increase in other non-interest expense included a $251,000 penalty incurred on the early payoff during the first quarter of 2016 of the FHLB advance mentioned earlier.

Income Taxes
LCNB's effective tax rates for the six months ended June 30, 2016 and 2015 were 26.2% and 27.7%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
Total investment securities at June 30, 2016 were $7.6 million less than at December 31, 2015. During the first half of 2016, LCNB purchased $59.1 million in new securities. The purchases were more than offset by the sale of $35.9 million of investment securities and maturities and calls of an additional $36.4 million of investment securities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loans at June 30, 2016 were $29.3 million greater than at December 31, 2015. Commercial real estate loans increased by $36.0 million, partially offset by a $6.5 million decrease in residential real estate loans.

Net premises and equipment at June 30, 2016 was $2.9 million greater than at December 31, 2015 primarily due to land and construction costs paid to date for the new Operations Center.

Bank owned life insurance at June 30, 2016 was $4.4 million greater than at December 31, 2015 primarily due to the purchase of $4.0 million of new policies during the first quarter of 2016.

Total deposits at June 30, 2016 were $37.5 million greater than at December 31, 2015. Included in this increase was a $31.7 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities.

Long-term debt at June 30, 2016 was $5.2 million less than at December 31, 2015 primarily due to the early payment in full of a $5.0 million advance from the FHLB during January 2016. The advance had an interest rate of 5.25% and its payment will reduce future interest expense.

Shareholders' equity at June 30, 2016 was $5.6 million greater than at December 31, 2015, primarily due to earnings retained and an increase in accumulated other comprehensive income, net of taxes, resulting from market driven increases in the market value of investments securities. Partially offsetting these increases was a $1.3 million decrease in common shares primarily resulting from the repurchase and cancellation of all outstanding warrants.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Regulatory Capital:
Shareholders' equity	$145,710	140,108
Goodwill and other intangibles	(32,903)	(32,146)
Accumulated other comprehensive (income) loss	(4,389)	(256)
Tier 1 risk-based capital	108,418	107,706
Eligible allowance for loan losses	3,373	3,129
Total risk-based capital	$111,791	110,835
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.89%	13.46%
Tier 1 Capital to risk-weighted assets	12.89%	13.46%
Total Capital to risk-weighted assets	13.29%	13.85%
Leverage	8.56%	8.62%

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At June 30, 2016, LCNB's liquid assets amounted to $372.5 million or 28.4% of total assets.  This compares to liquid assets totaling $393.0 million, or 30.7% of total assets, at December 31, 2015.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 81.8% of total deposits at June 30, 2016 were "core" deposits, compared to 84.3% of deposits at December 31, 2015. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

Secondary sources of liquidity include LCNB's ability to sell loan participations, borrow funds from the FHLB, purchase federal funds, issue repurchase agreements, or use a line of credit established with another bank.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2016 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$39,805	1,060	2.74%
Up 200	39,397	652	1.68%
Up 100	39,059	314	0.81%
Base	38,745	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2016 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$147,397	(4,948)	(3.25)%
Up 200	147,825	(4,520)	(2.97)%
Up 100	149,762	(2,583)	(1.70)%
Base	152,345	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2016, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 5, 2016	/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer and President

August 5, 2016	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer