Form 10-Q
period 2016-09-30
LCNB CORP
filed 2016-11-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of November 7, 2016 was 9,983,332 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS:
Cash and due from banks	$17,059	14,155
Interest-bearing demand deposits	16,154	832
Total cash and cash equivalents	33,213	14,987
Investment securities:
Available-for-sale, at fair value	346,391	377,978
Held-to-maturity, at cost	42,037	22,633
Federal Reserve Bank stock, at cost	2,732	2,732
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	807,864	767,809
Premises and equipment, net	26,347	22,100
Goodwill	30,183	30,183
Core deposit and other intangibles	4,777	5,396
Bank owned life insurance	27,114	22,561
Other assets	9,240	10,514
TOTAL ASSETS	$1,333,536	1,280,531

LIABILITIES:
Deposits:
Noninterest-bearing	$259,043	250,306
Interest-bearing	899,878	836,854
Total deposits	1,158,921	1,087,160
Short-term borrowings	16,989	37,387
Long-term debt	662	5,947
Accrued interest and other liabilities	10,058	9,929
TOTAL LIABILITIES	1,186,630	1,140,423

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 and 12,000,000 shares at September 30, 2016 and December 31, 2015, respectively; issued 10,747,322 and 10,679,174 shares at September 30, 2016 and December 31, 2015, respectively	76,367	76,908
Retained earnings	78,682	74,629
Treasury shares at cost, 753,627 shares at September 30, 2016 and December 31, 2015	(11,665)	(11,665)
Accumulated other comprehensive income, net of taxes	3,522	236
TOTAL SHAREHOLDERS' EQUITY	146,906	140,108
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,333,536	1,280,531

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2015 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans	$8,876	8,540	26,395	26,572
Interest on investment securities:
Taxable	1,152	1,094	3,528	2,983
Non-taxable	813	732	2,365	2,087
Other investments	54	43	236	205
TOTAL INTEREST INCOME	10,895	10,409	32,524	31,847
INTEREST EXPENSE:
Interest on deposits	872	834	2,565	2,187
Interest on short-term borrowings	8	5	30	13
Interest on long-term debt	5	73	22	222
TOTAL INTEREST EXPENSE	885	912	2,617	2,422
NET INTEREST INCOME	10,010	9,497	29,907	29,425
PROVISION FOR LOAN LOSSES	372	240	858	986
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,638	9,257	29,049	28,439
NON-INTEREST INCOME:
Trust income	871	754	2,471	2,406
Service charges and fees on deposit accounts	1,276	1,314	3,712	3,655
Net gain on sales of securities	307	—	957	332
Bank owned life insurance income	193	156	553	470
Gains from sales of loans	73	34	175	288
Other operating income	126	128	370	372
TOTAL NON-INTEREST INCOME	2,846	2,386	8,238	7,523
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,642	4,340	13,737	13,011
Equipment expenses	279	324	767	914
Occupancy expense, net	550	570	1,707	1,749
State franchise tax	279	251	836	753
Marketing	162	176	530	559
Amortization of intangibles	189	189	564	510
FDIC insurance premiums	168	136	495	432
Other real estate owned	222	188	607	243
Merger-related expenses	—	49	—	641
Other non-interest expense	2,102	1,865	6,110	5,351
TOTAL NON-INTEREST EXPENSE	8,593	8,088	25,353	24,163
INCOME BEFORE INCOME TAXES	3,891	3,555	11,934	11,799
PROVISION FOR INCOME TAXES	995	922	3,106	3,209
NET INCOME	$2,896	2,633	8,828	8,590

Dividends declared per common share	$0.16	0.16	0.48	0.48
Earnings per common share:
Basic	$0.29	0.26	0.89	0.89
Diluted	0.29	0.26	0.88	0.88
Weighted average common shares outstanding:
Basic	$9,962,571	9,898,233	9,930,182	9,637,344
Diluted	9,977,592	10,005,788	9,974,319	9,742,839

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,896	2,633	8,828	8,590
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $357 and $1,015 for the three months ended September 30, 2016 and 2015, respectively, and $1,975 and $940 for the nine months ended September 30, 2016 and 2015, respectively.)	(691)	1,972	3,835	1,825
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $104 and $- for the three months ended September 30, 2016 and 2015, respectively, and $325 and $113 for the nine months ended September 30, 2016 and 2015, respectively)	(203)	—	(632)	(219)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $15 and $15 for the three months ended September 30, 2016 and 2015, respectively, and $43 and $44 for the nine months ended September 30, 2016 and 2015, respectively)	27	28	83	84
Other comprehensive income (loss), net of tax	(867)	2,000	3,286	1,690
TOTAL COMPREHENSIVE INCOME	$2,029	4,633	12,114	10,280

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2014	9,311,318	$67,181	69,394	(11,665)	785	125,695
Net income			8,590			8,590
Other comprehensive income, net of taxes					1,690	1,690
Dividend Reinvestment and Stock Purchase Plan	18,395	289				289
Acquisition of BNB Bancorp, Inc	560,132	9,063				9,063
Exercise of stock options	13,449	152				152
Excess tax benefit on exercise of stock options		13				13
Compensation expense relating to stock options		13				13
Common stock dividends, $0.48 per share			(4,654)			(4,654)
Balance at September 30, 2015	9,903,294	$76,711	73,330	(11,665)	2,475	140,851

Balance at December 31, 2015	9,925,547	$76,908	74,629	(11,665)	236	140,108
Net income			8,828			8,828
Other comprehensive income, net of taxes					3,286	3,286
Dividend Reinvestment and Stock Purchase Plan	16,758	282				282
Repurchase of stock warrants		(1,545)				(1,545)
Exercise of stock options	51,390	592				592
Excess tax benefit on exercise of stock options		58				58
Compensation expense relating to stock options		4				4
Compensation expense relating to restricted stock		68				68
Common stock dividends, $0.48 per share			(4,775)			(4,775)
Balance at September 30, 2016	9,993,695	$76,367	78,682	(11,665)	3,522	146,906

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,828	8,590
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	2,672	2,108
Provision for loan losses	858	986
Increase in cash surrender value of bank owned life insurance	(553)	(470)
Realized gain from sales of securities available-for-sale	(957)	(332)
Realized loss from sales of premises and equipment	35	(1)
Realized loss from sales and write-downs of other real estate owned and repossessed assets	537	146
Origination of mortgage loans for sale	(7,853)	(5,237)
Realized gains from sales of loans	(175)	(288)
Proceeds from sales of mortgage loans	7,955	5,291
Penalty for prepayment of long-term debt	251	—
Compensation expense related to stock options	4	13
Compensation expense related to restricted stock	68	—
Changes in:
Accrued income receivable	(1,208)	(1,103)
Other assets	1,494	(1,789)
Other liabilities	(1,025)	776
TOTAL ADJUSTMENTS	2,103	100
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,931	8,690
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	62,252	54,955
Proceeds from maturities and calls of investment securities:
Available-for-sale	41,157	19,658
Held-to-maturity	5,306	1,574
Purchases of investment securities:
Available-for-sale	(67,139)	(89,961)
Held-to-maturity	(24,710)	(3,413)
Proceeds from sale of impaired loans	—	4,559
Net increase in loans	(40,908)	(34,281)
Purchase of bank owned life insurance	(4,000)	—
Proceeds from sale of other real estate owned and repossessed assets	253	114
Additions to other real estate owned	(182)	(20)
Purchases of premises and equipment	(5,234)	(444)
Proceeds from sale of premises and equipment	61	22
Net cash acquired from acquisition	—	8,993
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(33,144)	(38,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	71,761	58,175
Net decrease in short-term borrowings	(20,398)	(1,714)
Principal payments on long-term debt	(5,285)	(5,341)
Penalty for prepayment of long-term debt	(251)	—
Proceeds from issuance of common stock	38	46
Repurchase of stock warrants	(1,545)	—
Proceeds and excess tax benefit from exercise of stock options	650	165
Cash dividends paid on common stock	(4,531)	(4,411)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,439	46,920
NET CHANGE IN CASH AND CASH EQUIVALENTS	18,226	17,366
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,987	15,845
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,213	33,211
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,680	2,490
Income taxes paid	3,330	3,470
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	32	79

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

Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2015 Annual Report on Form 10-K filed with the SEC.

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
(Unaudited)
(Continued)

Note 2 – Acquisitions (continued)

The merger with BNB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date, as summarized in the following table (in thousands):

Consideration Paid:
Common shares issued	$9,063
Cash paid to shareholders	4,403
Total consideration paid	13,466

Identifiable Assets Acquired:
Cash and cash equivalents	13,396
Investment securities	58,239
Federal Reserve Bank stock	130
Loans	34,661
Premises and equipment	2,311
Core deposit intangible	1,418
Other assets	532
Total identifiable assets acquired	110,687

Liabilities Assumed:
Deposits	99,133
Deferred income taxes	576
Other liabilities	57
Total liabilities assumed	99,766

Total Identifiable Net Assets Acquired	10,921

Goodwill resulting from merger	$2,545

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of investment securities at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
Available-for-Sale:
U.S. Treasury notes	$44,892	1,019	—	45,911
U.S. Agency notes	107,819	1,174	30	108,963
U.S. Agency mortgage-backed securities	49,753	606	37	50,322
Municipal securities:
Non-taxable	115,493	2,227	44	117,676
Taxable	19,673	599	2	20,270
Mutual funds	2,517	2	11	2,508
Trust preferred securities	49	—	—	49
Equity securities	632	67	7	692
	$340,828	$5,694	131	346,391

Held-to-Maturity:
Municipal securities:
Non-taxable	31,965	821	23	32,763
Taxable	10,072	44	—	10,116
	$42,037	865	23	42,879

December 31, 2015
Available-for-Sale:
U.S. Treasury notes	$72,672	309	135	72,846
U.S. Agency notes	140,876	164	1,151	139,889
U.S. Agency mortgage-backed securities	29,608	174	404	29,378
Certificates of deposit	248	1	—	249
Municipal securities:
Non-taxable	103,900	1,713	134	105,479
Taxable	26,738	337	134	26,941
Mutual funds	2,517	—	51	2,466
Trust preferred securities	49	1	—	50
Equity securities	659	40	19	680
	$377,267	2,739	2,028	377,978

Held-to-Maturity:
Municipal securities:
Non-taxable	22,233	95	97	22,231
Taxable	400	—	1	399
	$22,633	95	98	22,630

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning investment securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Available-for-Sale:
U.S. Treasury notes	$4,008	—	$—	—
U.S. Agency notes	11,891	30	—	—
U.S. Agency mortgage-backed securities	5,164	11	3,761	26
Municipal securities:
Non-taxable	6,926	41	1,602	3
Taxable	501	—	450	2
Mutual funds	—	—	272	11
Trust preferred securities	49	—	—	—
Equity securities	81	7	—	—
	$28,620	89	$6,085	42

Held-to-Maturity:
Municipal securities:
Non-taxable	$—	—	2,641	23
Taxable	—	—	—	—
	$—	—	$2,641	23

December 31, 2015
Available-for-Sale:
U.S. Treasury notes	$32,854	75	$4,846	60
U.S. Agency notes	104,053	1,000	9,869	151
U.S. Agency mortgage-backed securities	19,190	256	4,068	148
Municipal securities:
Non-taxable	13,124	74	7,037	60
Taxable	15,601	114	880	20
Mutual funds	1,215	17	268	34
Trust preferred securities	—	—	—	—
Equity securities	248	12	73	7
	$186,285	1,548	$27,041	480

Held-to-Maturity:
Municipal securities:
Non-taxable	$832	3	$3,426	94
Taxable	399	1	—	—
	$1,231	4	$3,426	94

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Management has determined that the unrealized losses at September 30, 2016 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at September 30, 2016 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$27,119	27,161	3,640	3,643
Due from one to five years	120,742	122,761	4,154	4,159
Due from five to ten years	135,686	138,587	11,073	11,297
Due after ten years	4,330	4,311	23,170	23,780
	287,877	292,820	42,037	42,879
U.S. Agency mortgage-backed securities	49,753	50,322	—	—
Mutual funds	2,517	2,508	—	—
Trust preferred securities	49	49	—	—
Equity securities	632	692	—	—
	$340,828	346,391	42,037	42,879

Investment securities with a market value of $195,448,000 and $215,952,000 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes required as permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$25,723	—	$62,252	54,955
Gross realized gains	307	—	978	345
Gross realized losses	—	—	21	13

Realized gains or losses from the sale of securities are computed using the specific identification method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Commercial and industrial	$40,097	45,275
Commercial, secured by real estate	467,512	419,633
Residential real estate	268,574	273,139
Consumer	18,752	18,510
Agricultural	15,872	13,479
Other loans, including deposit overdrafts	619	665
	811,426	770,701
Deferred net origination costs (fees)	236	237
	811,662	770,938
Less allowance for loan losses	3,798	3,129
Loans, net	$807,864	767,809

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $228 million and $231 million at September 30, 2016 and December 31, 2015, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

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

Impaired loans acquired are accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310-30.  Factors considered in evaluating whether an acquired loan was impaired include delinquency status and history, updated borrower credit status, collateral information, and updated loan-to-value information.  The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference.  The interest component of the cash flows expected to be collected is referred to as the accretable yield and is recognized as interest income over the remaining contractual life of the loan using the level yield method.   Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows will result in a reclassification from the nonaccretable difference to the accretable yield.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Non-accrual, past-due, and accruing restructured loans as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Non-accrual loans:
Commercial and industrial	$182	—
Commercial, secured by real estate	2,744	876
Residential real estate	1,309	799
Consumer	—	—
Agricultural	384	48
Total non-accrual loans	4,619	1,723
Past-due 90 days or more and still accruing	20	559
Total non-accrual and past-due 90 days or more and still accruing	4,639	2,282
Accruing restructured loans	13,598	13,723
Total	$18,237	16,005

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2016
Allowance for loan losses:
Balance, beginning of period	$273	2,071	885	80	62	2	3,373
Provision charged to expenses	162	193	(46)	36	6	21	372
Losses charged off	—	(19)	(21)	(30)	—	(33)	(103)
Recoveries	12	80	43	9	—	12	156
Balance, end of period	$447	2,325	861	95	68	2	3,798

Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance, beginning of year	$244	1,908	854	54	66	3	3,129
Provision charged to expenses	236	478	19	85	2	38	858
Losses charged off	(49)	(159)	(63)	(83)	—	(75)	(429)
Recoveries	16	98	51	39	—	36	240
Balance, end of period	$447	2,325	861	95	68	2	3,798

Three Months Ended September 30, 2015
Allowance for loan losses:
Balance, beginning of period	$162	1,655	914	62	83	3	2,879
Provision charged to expenses	167	97	(60)	14	9	13	240
Losses charged off	(89)	(29)	(46)	(20)	—	(26)	(210)
Recoveries	3	—	23	12	—	11	49
Balance, end of period	$243	1,723	831	68	92	1	2,958

Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance, beginning of year	$129	1,990	926	63	11	2	3,121
Provision charged to expenses	209	612	57	1	81	26	986
Losses charged off	(100)	(975)	(243)	(49)	(67)	(52)	(1,486)
Recoveries	5	96	91	53	67	25	337
Balance, end of period	$243	1,723	831	68	92	1	2,958

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
September 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$171	183	96	14	—	—	464
Collectively evaluated for impairment	276	1,846	765	81	68	2	3,038
Acquired credit impaired loans	—	296	—	—	—	—	296
Balance, end of period	$447	2,325	861	95	68	2	3,798

Loans:
Individually evaluated for impairment	$527	12,736	1,675	57	384	—	15,379
Collectively evaluated for impairment	38,260	448,252	264,726	18,767	15,495	130	785,630
Acquired credit impaired loans	1,325	6,181	2,640	18	—	489	10,653
Balance, end of period	$40,112	467,169	269,041	18,842	15,879	619	811,662

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$9	306	48	—	—	—	363
Collectively evaluated for impairment	235	1,602	806	54	66	3	2,766
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$244	1,908	854	54	66	3	3,129

Loans:
Individually evaluated for impairment	$370	12,351	1,541	56	—	—	14,318
Collectively evaluated for impairment	43,726	399,092	269,001	18,516	13,438	179	743,952
Acquired credit impaired loans	1,191	7,877	3,039	27	48	486	12,668
Balance, end of period	$45,287	419,320	273,581	18,599	13,486	665	770,938

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

A breakdown of the loan portfolio by credit quality indicators at September 30, 2016 and December 31, 2015 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2016
Commercial & industrial	$39,237	318	557	—	40,112
Commercial, secured by real estate	438,732	1,400	27,037	—	467,169
Residential real estate	263,583	518	4,940	—	269,041
Consumer	18,779	—	63	—	18,842
Agricultural	14,331	—	1,548	—	15,879
Other	619	—	—	—	619
Total	$775,281	2,236	34,145	—	811,662

December 31, 2015
Commercial & industrial	$44,596	—	691	—	45,287
Commercial, secured by real estate	397,938	9,316	12,066	—	419,320
Residential real estate	267,567	1,935	4,079	—	273,581
Consumer	18,528	—	71	—	18,599
Agricultural	12,246	850	390	—	13,486
Other	665	—	—	—	665
Total	$741,540	12,101	17,297	—	770,938

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at September 30, 2016 and December 31, 2015 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
September 30, 2016
Commercial & industrial	$—	—	—	—	40,112	40,112	—
Commercial, secured by real estate	266	1,217	278	1,761	465,408	467,169	—
Residential real estate	587	109	1,086	1,782	267,259	269,041	19
Consumer	50	4	1	55	18,787	18,842	1
Agricultural	—	—	—	—	15,879	15,879	—
Other	65	—	—	65	554	619	—
Total	$968	1,330	1,365	3,663	807,999	811,662	20

December 31, 2015
Commercial & industrial	$—	—	—	—	45,287	45,287	—
Commercial, secured by real estate	73	81	876	1,030	418,290	419,320	—
Residential real estate	777	198	1,124	2,099	271,482	273,581	516
Consumer	62	7	43	112	18,487	18,599	43
Agricultural	—	—	—	—	13,486	13,486	—
Other	109	—	—	109	556	665	—
Total	$1,021	286	2,043	3,350	767,588	770,938	559

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Impaired loans, including acquired credit impaired loans, at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2016
With no related allowance recorded:
Commercial & industrial	$1,337	1,599	—
Commercial, secured by real estate	15,289	16,629	—
Residential real estate	3,624	4,784	—
Consumer	28	36	—
Agricultural	384	384	—
Other	489	665	—
Total	$21,151	24,097	—

With an allowance recorded:
Commercial & industrial	$515	515	171
Commercial, secured by real estate	3,628	3,999	479
Residential real estate	691	762	96
Consumer	47	47	14
Agricultural	—	—	—
Other	—	—	—
Total	$4,881	5,323	760

Total:
Commercial & industrial	$1,852	2,114	171
Commercial, secured by real estate	18,917	20,628	479
Residential real estate	4,315	5,546	96
Consumer	75	83	14
Agricultural	384	384	—
Other	489	665	—
Total	$26,032	29,420	760

December 31, 2015
With no related allowance recorded:
Commercial & industrial	$1,205	1,500	—
Commercial, secured by real estate	16,345	18,335	—
Residential real estate	3,734	5,055	—
Consumer	81	109	—
Agricultural	48	151	—
Other	486	701	—
Total	$21,899	25,851	—

With an allowance recorded:
Commercial & industrial	$356	356	9
Commercial, secured by real estate	3,883	4,014	306
Residential real estate	846	958	48
Consumer	2	1	—
Agricultural	—	—	—
Other	—	—	—
Total	$5,087	5,329	363

Total:
Commercial & industrial	$1,561	1,856	9
Commercial, secured by real estate	20,228	22,349	306
Residential real estate	4,580	6,013	48
Consumer	83	110	—
Agricultural	48	151	—
Other	486	701	—
Total	$26,986	31,180	363

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$1,356	34	1,609	34
Commercial, secured by real estate	15,594	236	18,841	270
Residential real estate	3,769	113	4,164	124
Consumer	29	7	110	7
Agricultural	384	—	110	11
Other	480	18	516	19
Total	$21,612	408	25,350	465

With an allowance recorded:
Commercial & industrial	$476	5	382	6
Commercial, secured by real estate	3,383	41	3,994	29
Residential real estate	695	8	808	10
Consumer	45	1	—	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$4,599	55	5,184	45

Total:
Commercial & industrial	$1,832	39	1,991	40
Commercial, secured by real estate	18,977	277	22,835	299
Residential real estate	4,464	121	4,972	134
Consumer	74	8	110	7
Agricultural	384	—	110	11
Other	480	18	516	19
Total	$26,211	463	30,534	510

Nine Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$1,167	89	1,437	175
Commercial, secured by real estate	16,654	897	19,941	1,901
Residential real estate	3,809	306	4,295	364
Consumer	41	22	119	15
Agricultural	403	135	107	479
Other	488	58	515	58
Total	$22,562	1,507	26,414	2,992

With an allowance recorded:
Commercial & industrial	$400	15	389	17
Commercial, secured by real estate	2,960	82	3,977	85
Residential real estate	680	24	825	29
Consumer	43	2	—	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$4,083	123	5,191	131

Total:
Commercial & industrial	$1,567	104	1,826	192
Commercial, secured by real estate	19,614	979	23,918	1,986
Residential real estate	4,489	330	5,120	393
Consumer	84	24	119	15
Agricultural	403	135	107	479
Other	488	58	515	58
Total	$26,645	1,630	31,605	3,123

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Of the interest income recognized on impaired loans during the nine months ended September 30, 2016 and 2015, approximately $48,000 and $96,000, respectively, were recognized on a cash basis.

Loan modifications that were classified as troubled debt restructurings during the three and nine months ended September 30, 2016 and 2015 are as follows (dollars in thousands):

	2016			2015
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended September 30,
Commercial & industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	1	304	304	—	—	—
Residential real estate	1	27	27	—	—	—
Consumer	1	11	11	1	2	2
Total	3	$342	342	1	$2	2

Nine Months Ended September 30,
Commercial & industrial	—	$—	—	1	$72	74
Commercial, secured by real estate	2	$603	676	—	—	—
Residential real estate	3	72	72	4	137	137
Consumer	3	38	38	1	2	2
Total	8	$713	786	6	$211	213

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

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the nine months ended September 30, 2016 and 2015 and that remained in default at period end.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 - Acquired Credit Impaired Loans

The following table provides at September 30, 2016 and December 31, 2015 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	September 30, 2016	December 31, 2015
Commercial & industrial	$1,325	1,191
Commercial, secured by real estate	6,181	7,877
Residential real estate	2,640	3,039
Consumer	18	27
Agricultural	—	48
Other loans, including deposit overdrafts	489	486
	10,653	12,668
Less allowance for loan losses	296	—
Loans, net	$10,357	12,668

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Outstanding balance	$13,851	16,507
Carrying amount	10,357	12,668

Activity during the nine months ended September 30, 2016 and 2015 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	2016	2015
Accretable discount at beginning of year	$1,503	2,674
Accretable discount acquired during period	—	413
Reclass from nonaccretable discount to accretable discount	338	957
Less disposals	(3)	(850)
Less accretion	(579)	(1,540)
Accretable discount at end of period	$1,259	1,654

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Other Real Estate Owned

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in "other assets" in the consolidated condensed balance sheets.  Changes in other real estate owned are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance, beginning of year	$846	1,370
Additions	214	99
Reductions due to sales	(214)	(105)
Reductions due to valuation write downs	(576)	(156)
Balance, end of period	$270	1,208

Other real estate owned at September 30, 2016 and December 31, 2015 consisted of (dollars in thousands):

	September 30, 2016	December 31, 2015
Commercial real estate	$270	$846
Residential real estate	—	—
	$270	$846

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at September 30, 2016 was $509,000.

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

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Affordable housing tax credit investment	$1,000	1,000
Less amortization	74	12
Net affordable housing tax credit investment	$926	988

Unfunded commitment	$838	907

LCNB expects to fund the unfunded commitment over 9.25 years.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Affordable Housing Tax Credit Limited Partnership (continued)

The following table presents other information relating to LCNB's affordable housing tax credit investment for the periods indicated (in thousands):

	Nine Months ended September 30,
	2016	2015
Tax credits and other tax benefits recognized	$83	—
Tax credit amortization expense included in provision for income taxes	62	—

Note 8 – Short-Term Borrowings

Short-term borrowings at September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$13,187	1.00%
FHLB short-term advance	—	—%	10,000	0.35%
Repurchase agreements	16,989	0.10%	14,200	0.10%
	$16,989	0.10%	$37,387	0.48%

Repurchase agreements are an option customers may use in managing their cash positions and mature the next business day after issuance. Repurchase agreements at September 30, 2016 and December 31, 2015 were fully secured by U.S. Agency notes and such collateral securities were held by the Federal Reserve Bank.

Note 9 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Statutory tax rate	34.2%	34.0%	34.2%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	(7.0)%	(6.8)%	(6.6)%	(5.9)%
Tax exempt income on bank owned life insurance	(1.7)%	(1.5)%	(1.6)%	(1.4)%
Other, net	0.1%	0.2%	—%	0.5%
Effective tax rate	25.6%	25.9%	26.0%	27.2%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Commitments to extend credit:
Commercial loans	$9,344	8,160
Other loans
Fixed rate	8,126	2,293
Adjustable rate	1,908	1,362
Unused lines of credit:
Fixed rate	6,430	6,378
Adjustable rate	89,843	90,153
Unused overdraft protection amounts on demand and NOW accounts	17,372	10,057
Standby letters of credit	357	457
	$133,380	118,860

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2016 totaled approximately $7,390,000, which includes estimated remaining costs for construction of a new Operations Center in Lebanon, Ohio.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
September 30, 2016
Balance at beginning of period	$469	(233)	236
Before reclassifications	3,835	83	3,918
Reclassifications	(632)	—	(632)
Balance at end of period	$3,672	(150)	3,522

September 30, 2015
Balance at beginning of period	$1,126	(341)	785
Before reclassifications	1,823	86	1,909
Reclassifications	(219)	—	(219)
Balance at end of period	$2,730	(255)	2,475

Reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2016 and 2015 and the affected line items in the consolidated condensed statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2016	2015	2016	2015
Realized gain on sale of securities	$307	—	$957	332	Net gain on sales of securities
Less provision for income taxes	104	—	325	113	Provision for income taxes
Reclassification adjustment, net of taxes	$203	—	$632	219

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month periods ended September 30, 2016 and 2015 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Qualified noncontributory defined benefit retirement plan	$272	220	$712	763
401(k) plan	81	86	241	263

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$10	10	$30	29
Interest cost	20	17	58	51
Amortization of unrecognized net loss	42	43	126	128
Net periodic pension cost	$72	70	$214	208

Amounts recognized in accumulated other comprehensive income, net of tax, at September 30, 2016 and December 31, 2015 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30, 2016	December 31, 2015
Net actuarial loss	$150	233

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at September 30, 2016 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	4,356	$9.00	2.3	4,356	$9.00	2.3
$11.00 - $12.99	17,797	12.13	4.1	16,052	12.08	3.9
$17.00 - $18.99	2,516	17.88	0.3	2,516	17.88	0.3
	24,669	12.17	3.4	22,924	12.13	3.2

The following table summarizes stock option activity for the periods indicated:

	2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	83,861	$12.39	99,810	$12.16
Granted	—	—	—	—
Exercised	(51,390)	11.53	(13,449)	11.31
Expired	(7,802)	18.76	(2,500)	9.00
Outstanding, September 30,	24,669	12.17	83,861	12.39
Exercisable, September 30,	22,924	12.13	75,072	12.40

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at September 30, 2016 that were "in the money" (market price greater than exercise price) was $149,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $140,000.  The aggregate intrinsic value for options outstanding at September 30, 2015 that were in the money was $348,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $313,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Total expense related to options included in salaries and employee benefits for the three and nine months ended September 30, 2016 was $2,000 and $4,000, respectively. The related tax benefit for the three and nine months ended September 30, 2016 was $0 and $1,000, respectively. Total expense related to options included in salaries and employee benefits for the three and nine months ended September 30, 2015 was $3,000 and $13,000, respectively. The related tax benefit for the three and nine months ended September 30, 2015 was $1,000 and $4,000, respectively. Unrecognized compensation cost related to option awards to be recognized through the first quarter of 2017 is approximately $2,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	16,038	$15.47	—	$—
Granted	—	—	—	—
Vested	(5,255)	15.47	—	—
Forfeited	—	—	—	—
Outstanding, September 30,	10,783	$15.47	—	$—

Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three and nine months ended September 30, 2016 was $23,000 and $68,000, respectively. The related tax benefit for the three and nine months end September 30, 2016 was $8,000 and $23,000, respectively. Unrecognized compensation expense for restricted stock awards was $90,000 at September 30, 2016 and is expected to be recognized over a period of 4.25 years.

Note 14 - Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.  The computations are as follows for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,896	2,633	$8,828	8,590
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,962,571	9,898,233	9,930,182	9,637,344
Add dilutive effect of:
Stock options	10,052	16,219	15,360	17,199
Stock warrants	—	91,336	22,093	88,296
Restricted shares	4,969	—	6,684	—
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,977,592	10,005,788	9,974,319	9,742,839
Earnings per common share:
Basic	$0.29	0.26	$0.89	0.89
Diluted	0.29	0.26	0.88	0.88

Options to purchase 2,516 and 12,962 shares of common stock at a weighted average price of $17.88 and $18.41 per share were outstanding at September 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$45,911	45,911	—	—
U.S. Agency notes	108,963	—	108,963	—
U.S. Agency mortgage-backed securities	50,322	—	50,322	—
Certificates of deposit with other banks	—	—	—	—
Municipal securities:
Non-taxable	117,676	—	117,676	—
Taxable	20,270	—	20,270	—
Mutual funds	1,000	—	1,000	—
Mutual funds measured at net asset value (a)	1,508
Trust preferred securities	49	49	—	—
Equity securities	692	692	—	—
Total recurring fair value measurements	$346,391	46,652	298,231	—

Nonrecurring fair value measurements:
Impaired loans	$4,121	—	—	4,121
Other real estate owned and repossessed assets	270	—	—	270
Total nonrecurring fair value measurements	$4,391	—	—	4,391

December 31, 2015
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$72,846	72,846	—	—
U.S. Agency notes	139,889	—	139,889	—
U.S. Agency mortgage-backed securities	29,378	—	29,378	—
Certificates of deposit with other banks	249	—	249	—
Municipal securities:
Non-taxable	105,479	—	105,479	—
Taxable	26,941	—	26,941	—
Mutual funds	1,018	18	1,000	—
Mutual funds measured at net asset value (a)	1,448
Trust preferred securities	50	50	—	—
Equity securities	680	680	—	—
Total recurring fair value measurements	$377,978	73,594	302,936	—

Nonrecurring fair value measurements:
Impaired loans	$4,722	—	—	4,722
Other real estate owned and repossessed assets	846	—	—	846
Total nonrecurring fair value measurements	$5,568	—	—	5,568

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2016 and December 31, 2015 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
September 30, 2016
Impaired loans	$4,121	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	4.45%	5.48%
Other real estate owned	270	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2015
Impaired loans	$4,722	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	11.00%	4.00%	5.27%
Other real estate owned	846	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
FINANCIAL ASSETS:
Cash and cash equivalents	$33,213	33,213	33,213	—	—
Investment securities, held-to-maturity	42,037	42,879	—	—	42,879
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	807,864	800,499	—	—	800,499
Accrued interest receivable	4,449	4,449	—	4,449	—

FINANCIAL LIABILITIES:
Deposits	1,158,921	1,161,419	940,294	221,125	—
Short-term borrowings	16,989	16,989	16,989	—	—
Long-term debt	662	681	—	681	—
Accrued interest payable	282	282	—	282	—

December 31, 2015
FINANCIAL ASSETS:
Cash and cash equivalents	$14,987	14,987	14,987	—	—
Investment securities, held-to-maturity	22,633	22,630	—	—	22,630
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	767,809	761,388	—	—	761,388
Accrued interest receivable	3,380	3,380	—	3,380	—

FINANCIAL LIABILITIES:
Deposits	1,087,160	1,087,914	869,940	217,974	—
Short-term borrowings	37,387	37,387	37,387	—	—
Long-term debt	5,947	6,290	—	6,290	—
Accrued interest payable	345	345	—	345	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at September 30, 2016 and December 31, 2015.

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

Accrued interest receivable and Accrued interest payable
Carrying amount approximates fair value.

Note 16 – Recent Accounting Pronouncements

From time to time the FASB issues an Accounting Standards Update ("ASU") to communicate changes to Generally Accepted Accounting Principles. The following information provides brief summaries of newly issued but not yet effective ASUs that could have an effect on LCNB’s financial position or results of operations:

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

Guidance in ASU No. 2014-09 has been clarified by the following ASUs:

•	ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)"

•	ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing"

•	ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients"

As extended by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ASU No. 2014-09 and the clarifying ASUs are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the updates. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Since LCNB's products are substantially financial in nature, adoption of ASU No. 2014-09 and the clarifying ASUs are not expected to have a material impact on LCNB's results of operations or financial position.

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

ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Paymnents"
ASU No. 2016-15 was issued in August 2016 and applies to all entities required to present a statement of cash flows in their financial reports. The guidance in this ASU addresses eight cash flow classification issues that have been creating diversity in practice. One of the issues is the classification of cash payments for debt prepayment or debt extinguishment costs, which are to be classified as cash outflows from financing activities under the new guidance. LCNB incurred a prepayment penalty during January 2016 upon the early payment in full of a FHLB advance and classified such penalty as a cash outflow from operating activities in its consolidated condensed statements of cash flows. Management early adopted ASU No. 2016-15 during the third quarter 2016 and reclassified the penalty as a cash outflow from financing activities.

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

Accounting for Intangibles.  LCNB’s intangible assets at September 30, 2016 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations

Net income for the three and nine months ended September 30, 2016 was $2,896,000 (total basic and diluted earnings per share of $0.29) and $8,828,000 (total basic and diluted earnings per share of $0.89 and $0.88), respectively.  This compares to net income of $2,633,000 (total basic and diluted earnings per share of $0.26) and $8,590,000 (total basic and diluted earnings per share of $0.89 and $0.88, respectively) for the same three- and nine-month periods in 2015. Results for the first nine months of 2016 were significantly affected by the acquisition of BNB Bancorp, Inc. ("BNB") on April 30, 2015. In addition, LCNB sold impaired loans with a carrying value of approximately $4.5 million during the second quarter of 2015, resulting in a net gain from sale of loans of $181,000.

Net income for the nine months ended September 30, 2016 included several one-time charges. The first of which was a $251,000 penalty incurred during the first quarter for the early payoff of a now high-rate Federal Home Loan Bank ("FHLB") borrowing, which will decrease future interest expense. The second was write-downs totaling $576,000 recognized during the second and third quarters for a commercial other real estate owned property.

Organic loan growth during the nine-month period in 2016 was $40.7 million, which significantly contributed to increases in net interest income of $513,000 and $482,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for loan losses for the three months ended September 30, 2016 was $132,000 greater than the comparable period in 2015. The provision for the nine-month period of 2016 was $128,000 less than the comparable period in 2015. Net loan charge-offs for the nine months ended September 30, 2016 and 2015 totaled $189,000 and $1,149,000, respectively. The
2015 balance includes charge-offs recognized as a result of the impaired loan sale mentioned above.

Non-accrual loans and loans past due 90 days or more and still accruing interest increased $2,357,000, from $2,282,000 or 0.30% of total loans at December 31, 2015, to $4,639,000 or 0.57% of total loans at September 30, 2016, primarily due to two loans to the same borrower totaling $1,307,000 that were newly classified as non-accrual during the first quarter 2016 and two loans to the same borrower totaling $1,217,000 that were newly classified as non-accrual during the third quarter 2016. These four loans were classified as impaired at September 30, 2016 and reviewed to determine if specific allowance for loan loss allocations were needed.

Loans with a credit quality indicator of substandard increased $16,848,000, from $17,297,000 at December 31, 2015 to $34,145,000 at September 30, 2016. Commercial, secured by real estate loans classified as substandard at September 30, 2016 included seven loans totaling $12,276,000 that were not classified as substandard at December 31, 2015.

Other real estate owned (which includes property acquired through foreclosure or deed-in-lieu of foreclosure) decreased from $846,000 at December 31, 2015 to $270,000 at September 30, 2016 due to write-downs totaling $576,000 recognized on commercial property.

Non-interest income for the three and nine months ended September 30, 2016 was $460,000 and $715,000 greater than the comparable periods in 2015, respectively, primarily due to increases in gains from sales of investment securities, reflecting a higher volume of securities sales.

Non-interest expense for the three and nine months ended September 30, 2016 was $505,000 and $1,190,000 greater than the comparable periods in 2015, respectively. The increase for the quarter was largely due to increases in salaries and employee benefits. The increase for the nine-month period was primarily due to increases in salaries and employee benefits, increases in other real estate owned expenses, and a $251,000 penalty for the early payoff of a $5 million FHLB advance recognized during the first quarter 2016. The FHLB advance had an interest rate of 5.25% and was paid off to reduce interest expense on long-term debt. Salaries and employee benefits increased primarily due to salary and wage increases, employees retained from the BNB acquisition, and an increase in the number of employees in addition to the acquisition. Other real estate owned expenses increased primarily due to the $576,000 of write-downs recognized during the second and third quarters of 2016 as discussed previously. These increases were partially offset by the absence of merger-related expenses during the 2016 period.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2016 vs. 2015
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2016 and 2015, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$800,729	8,876	4.41%	$760,159	8,540	4.46%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing demand deposits	14,883	18	0.48%	15,257	7	0.18%
Federal Reserve Bank stock	2,732	—	—%	2,476	—	—%
Federal Home Loan Bank stock	3,638	36	3.94%	3,638	36	3.93%
Investment securities:
Taxable	245,863	1,152	1.86%	259,090	1,094	1.68%
Non-taxable (2)	144,387	1,236	3.41%	120,149	1,109	3.66%
Total earnings assets	1,212,232	11,318	3.71%	1,160,769	10,786	3.69%
Non-earning assets	114,682			109,287
Allowance for loan losses	(3,382)			(2,885)
Total assets	$1,323,532			$1,267,171

Savings deposits	$668,007	167	0.10%	$637,331	143	0.09%
IRA and time certificates	217,125	705	1.29%	225,506	691	1.22%
Short-term borrowings	16,328	8	0.19%	13,450	5	0.15%
Long-term debt	684	5	2.91%	6,040	73	4.80%
Total interest-bearing liabilities	902,144	885	0.39%	882,327	912	0.41%
Demand deposits	262,849			236,893
Other liabilities	11,168			8,919
Capital	147,371			139,032
Total liabilities and capital	$1,323,532			$1,267,171
Net interest rate spread (3)			3.32%			3.28%
Net interest income and net interest margin on a taxable-equivalent basis (4)		10,433	3.42%		9,874	3.37%
Ratio of interest-earning assets to interest-bearing liabilities	134.37%			131.56%
(1)Includes non-accrual loans, if any.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34.2% for 2016 and 34.0% for
2015.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2016 as compared to the same period in 2015.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2016 vs. 2015 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$451	(115)	336
Federal funds sold	—	—	—
Interest-bearing demand deposits	—	11	11
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	—	—
Investment securities:
Taxable	(58)	116	58
Non-taxable	212	(85)	127
Total interest income	605	(73)	532
Interest-bearing Liabilities:
Savings deposits	7	17	24
IRA and time certificates	(26)	40	14
Short-term borrowings	1	2	3
Long-term debt	(47)	(21)	(68)
Total interest expense	(65)	38	(27)
Net interest income	$670	(111)	559

Net interest income on a fully tax-equivalent basis for the three months ended September 30, 2016 totaled $10,433,000, an increase of $559,000 over the comparable period in 2015.  Total interest income increased $532,000 and total interest expense decreased $27,000.

The increase in total interest income was due primarily to a $51.5 million increase in average total earning assets. Average loans increased $40.6 million and average non-taxable investment securities increased $24.2 million, partially offset by a $13.2 million decrease in taxable investment securities. Slightly offsetting this net increase was a 5 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans and a 25 basis point decrease in the average rate earned on non-taxable investment securities, partially offset by an 18 basis point increase in the average rate earned on taxable investment securities.

The decrease in total interest expense was due primarily to a $5.4 million decrease in average long-term debt and a 189 basis point decrease in the average rate paid on average long-term debt. Both decreases were due to the early payment in full during January 2016 of a $5.0 million FHLB advance bearing an interest rate of 5.25%. The advance was paid off to reduce future interest expense. These decreases were partially offset by increases in the average rates paid on savings deposits and IRA and time certificates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine months ended September 30, 2016 vs. 2015
The following table presents, for the nine months ended September 30, 2016 and 2015, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$785,807	26,395	4.49%	$732,600	26,572	4.85%
Federal funds sold	—	—	—%	604	1	0.22%
Interest-bearing demand deposits	12,632	45	0.48%	12,756	21	0.22%
Federal Reserve Bank stock	2,732	82	4.01%	2,421	74	4.09%
Federal Home Loan Bank stock	3,638	109	4.00%	3,638	109	4.01%
Investment securities:
Taxable	250,354	3,528	1.88%	236,412	2,983	1.69%
Non-taxable (2)	137,417	3,594	3.49%	110,920	3,162	3.81%
Total earnings assets	1,192,580	33,753	3.78%	1,099,351	32,922	4.00%
Non-earning assets	112,246			108,431
Allowance for loan losses	(3,206)			(2,873)
Total assets	$1,301,620			$1,204,909

Savings deposits	$655,999	499	0.10%	$599,371	397	0.09%
IRA and time certificates	217,329	2,066	1.27%	219,720	1,790	1.09%
Short-term borrowings	17,128	30	0.23%	13,358	13	0.13%
Long-term debt	895	22	3.28%	6,247	222	4.75%
Total interest-bearing liabilities	891,351	2,617	0.39%	838,696	2,422	0.39%
Demand deposits	255,314			223,788
Other liabilities	10,277			8,169
Capital	144,678			134,256
Total liabilities and capital	$1,301,620			$1,204,909
Net interest rate spread (3)			3.39%			3.61%
Net interest income and net interest margin on a taxable-equivalent basis (4)		31,136	3.49%		30,500	3.71%
Ratio of interest-earning assets to interest-bearing liabilities	133.79%			131.08%
(1)Includes non-accrual loans, if any.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax of 34.2% for 2016 and 34.0% for
2015.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2016 as compared to the same period in 2015.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended September 30, 2016 vs. 2015 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,859	(2,036)	(177)
Federal funds sold	(1)	—	(1)
Interest-bearing demand deposits	—	24	24
Federal Reserve Bank stock	9	(1)	8
Federal Home Loan Bank stock	—	—	—
Investment securities:
Taxable	183	362	545
Non-taxable	709	(277)	432
Total interest income	2,759	(1,928)	831
Interest-bearing Liabilities:
Savings deposits	40	62	102
IRA and time certificates	(20)	296	276
Short-term borrowings	4	13	17
Long-term debt	(147)	(53)	(200)
Total interest expense	(123)	318	195
Net interest income	$2,882	(2,246)	636

Net interest income on a fully tax-equivalent basis for the nine months ended September 30, 2016 totaled $31,136,000, an increase of $636,000 over the comparable period in 2015.  Total interest income increased $831,000, partially offset by an increase in total interest expense of $195,000.

The increase in total interest income was due primarily to a $93.2 million increase in average total earning assets, partially offset by a 22 basis point decrease in the average rate earned on earning assets.  Included in the average rate for 2015 was non-accrual interest recognized as a result of the impaired loan sale. The increase in average total earning assets was due to a $53.2 million increase in average loans and to a $40.4 million increase in average total investment securities. The increase in average loans was partially due to the acquisition of BNB and partially due to organic loan growth.

The increase in total interest expense was primarily due to an 18 basis point increase in the average rate paid on IRA and time certificates, partially offset by a combination of a 147 basis point decrease in the average rate paid on long-term debt and a $5.4 million decrease in average long-term debt. Average long-term debt and the rate associated with that debt decreased due to the payment in full during January 2016 of a $5.0 million advance from the FHLB of Cincinnati that had an interest rate of 5.25%.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three and nine months ended September 30, 2016 were $372,000 and $858,000, respectively, as compared to $240,000 and $986,000 for the same periods in 2015. Net recoveries for the three months ended September 30, 2016 was $53,000 and net charge-offs for the nine months ended September 30, 2016 was $189,000. This compares to net charge-offs of $161,000 and $1,149,000 for the three and nine months ended September 30, 2015, respectively. Net charge-offs and the provision for loan losses had elevated balances during the nine-month period in 2015 due to the sale of impaired loans during the second quarter of that year.

Non-Interest Income

Three Months Ended September 30, 2016 vs. 2015
Total non-interest income for the third quarter of 2016 was $460,000 greater than for the third quarter of 2015 primarily due to $307,000 in net gains from sales of securities (no securities were sold during the third quarter of 2015) and to a $117,000 increase in trust income reflecting an increase in the volume of brokerage sales during the third quarter of 2016.

Nine Months Ended September 30, 2016 vs. 2015
Total non-interest income for the first nine months of 2016 was $715,000 greater than for the first nine months of 2015 primarily due to a $625,000 increase in net gains from sales of securities, partially offset by a $113,000 decrease in gains from sales of loans. Net gains from sales of securities increased due to a greater volume of sales during 2016. The decrease in gains from sales of loans reflects the absence during 2016 of net gains totaling $181,000 recognized on impaired loans sold during the second quarter of 2015.

Non-Interest Expense

Three Months Ended September 30, 2016 vs. 2015
Non-interest expense for the third quarter of 2016 was $505,000 greater than for the third quarter of 2015 primarily due to a $302,000 increase in salaries and employee benefits and a $237,000 increase in other non-interest expense. Salaries and employee benefits increased primarily due to salary and wage increases and an increase in the number of employees. The increase in other non-interest expense includes a $98,000 increase in fraudulent check and checkcard losses, and a $110,000 increase in fees paid for contracted services.

Nine Months Ended September 30, 2016 vs. 2015
Non-interest expense for the first nine months of 2016 was $1,190,000 greater than for the first nine months of 2015 primarily due to a $726,000 increase in salaries and employee benefits, a $364,000 increase in other real estate owned expense, and a $759,000 increase in other non-interest expense. Salaries and employee benefits increased primarily due to salary and wage increases, employees retained from the BNB acquisition, and an increase in the number of employees outside of the acquisition. The increase in other real estate owned expense was primarily due to writedowns during 2016 totaling $576,000 on a commercial other real estate owned property. The increase in other non-interest expense included a $251,000 penalty incurred on the early payoff during the first quarter of 2016 of the FHLB advance mentioned earlier, a $161,000 increase in fraudulent check and checkcard losses, and a $122,000 increase in fees paid for contracted services.

Income Taxes
LCNB's effective tax rates for the nine months ended September 30, 2016 and 2015 were 26.0% and 27.2%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
Interest-bearing demand deposits, a component of total cash and cash equivalents in the asset section of the balance sheet, was $15.3 million greater at September 30, 2016 than at December 31, 2015 because of a $38.3 million increase in public fund deposits. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, public fund deposits tend to be at their lowest balances at year-ends. Not including public fund deposits, the remaining increase was predominately in short-term noninterest-bearing deposits and savings deposits products.
Available-for-sale investment securities at September 30, 2016 were $31.6 million less than at December 31, 2015 and held-to-maturity investment securities were $19.4 million greater at September 30, 2016 than at December 31, 2015. Investment securities in the held-to-maturity category increased due to municipal securities purchased from various governmental entities within LCNB's marketing area. Investment securities in the available-for-sale category decreased because a portion of the cash received from sales, maturities, and calls was used to fund loan growth and the purchase of the local held-to-maturity municipal securities.

Net loans at September 30, 2016 were $40.1 million greater than at December 31, 2015. Commercial real estate loans increased by $47.9 million and agricultural loans increased by $2.4 million, partially offset by a $4.6 million decrease in residential real estate loans and a $5.2 million decrease in commercial and industrial loans.

Net premises and equipment at September 30, 2016 was $4.2 million greater than at December 31, 2015 primarily due to land and construction costs paid during the first nine months of 2016 for the new Operations Center.

Bank owned life insurance at September 30, 2016 was $4.6 million greater than at December 31, 2015 primarily due to the purchase of $4.0 million of new policies during the first quarter of 2016.

Total deposits at September 30, 2016 were $71.8 million greater than at December 31, 2015. Included in this increase was a $38.3 million increase in public fund deposits by local government entities.

The increase in public fund deposits contributed to the $15.3 million increase in interest-bearing demand deposits, a component of total cash and cash equivalents in the asset section of the balance sheet, between December 31, 2015 and September 30, 2016 and the $20.4 million decrease in short-term borrowings between the same two dates.

Long-term debt at September 30, 2016 was $5.3 million less than at December 31, 2015 primarily due to the early payment in full of a $5.0 million advance from the FHLB during January 2016. The advance had an interest rate of 5.25% and its payment will reduce future interest expense.

Shareholders' equity at September 30, 2016 was $6.8 million greater than at December 31, 2015, primarily due to earnings retained and an increase in accumulated other comprehensive income, net of taxes, resulting from market driven increases in the market value of investments securities. Partially offsetting these increases was a $1.3 million decrease in common shares primarily resulting from the repurchase and cancellation of all outstanding warrants.

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

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Regulatory Capital:
Shareholders' equity	$146,906	140,108
Goodwill and other intangibles	(32,790)	(32,146)
Accumulated other comprehensive (income) loss	(3,522)	(256)
Tier 1 risk-based capital	110,594	107,706
Eligible allowance for loan losses	3,798	3,129
Total risk-based capital	$114,392	110,835
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.92%	13.46%
Tier 1 Capital to risk-weighted assets	12.92%	13.46%
Total Capital to risk-weighted assets	13.36%	13.85%
Leverage	8.61%	8.62%

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At September 30, 2016, LCNB's liquid assets amounted to $379.6 million or 28.5% of total assets.  This compares to liquid assets totaling $393.0 million, or 30.7% of total assets, at December 31, 2015.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 81.5% of total deposits at September 30, 2016 were "core" deposits, compared to 84.3% of deposits at December 31, 2015. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2016 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$44,287	3,257	7.94%
Up 200	43,134	2,104	5.13%
Up 100	42,039	1,009	2.46%
Base	41,030	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2016 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$145,353	(3,864)	(2.59)%
Up 200	146,149	(3,068)	(2.06)%
Up 100	146,831	(2,386)	(1.60)%
Base	149,217	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2016, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 8, 2016	/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer and President

November 8, 2016	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer