Form 10-K
period 2016-12-31
LCNB CORP
filed 2017-03-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes         ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2016, determined using a per share closing price on that date of $15.80 as quoted on the NASDAQ Capital Market, was $150,816,000.

As of March 7, 2017, 9,993,223 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 25, 2017, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2016 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2016

LCNB CORP. AND SUBSIDIARY

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

9.
deterioration in the financial condition of the U.S. banking system may impact the valuations of investments LCNB has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments; and

10.
the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject LCNB and its subsidiary to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses.

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

LCNB CORP. AND SUBSIDIARY

On January 11, 2013, LCNB consummated a merger with First Capital Bancshares, Inc. (“First Capital”) in a stock and cash transaction valued at approximately $20.2 million.  Immediately following the merger of First Capital into LCNB, Citizens National Bank (“Citizens National”), a wholly-owned subsidiary of First Capital, was merged into LCNB National Bank.  At that time, Citizens National’s six full–service offices became offices of LCNB.  Three of these offices are located in Chillicothe, Ohio and one office is located in each of Frankfort, Ohio, Clarksburg, Ohio, and Washington Court House, Ohio. The office in Clarksburg, Ohio was closed on January 24, 2017.

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

The Trust and Investment Management Division of the Bank provides complete trust administrative, estate settlement, and fiduciary services and also offers investment management of trusts, agency accounts, individual retirement accounts, and foundations/endowments.

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Primary Market Area

The Bank considers its primary market area to consist of counties where it has a physical presence and neighboring counties, which includes Southwestern and South Central Ohio. At February 29, 2017, the Bank had 35 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Hamilton, Montgomery, Preble, Ross, and Fayette Counties, Ohio, and 39 ATMs.

LCNB CORP. AND SUBSIDIARY

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

The Bank seeks to minimize the competitive effect of other financial institutions through a community banking approach that emphasizes direct customer access to the Bank's CEO/President and other officers in an environment conducive to friendly, informed, and courteous personal services.  Management believes that the Bank is well positioned to compete successfully in its primary market area.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.

The ability to access and use technology is an increasingly competitive factor in the finance services industry. Technology relating to the delivery of financial services, the security and privacy of customer information, and the processing of information is evolving rapidly. LCNB must continually make technology investments to remain competitive in the finance services industry.

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

LCNB CORP. AND SUBSIDIARY

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

1.
Certification of financial reports by the chief executive officer ("CEO") and the chief financial officer ("CFO"), who are responsible for designing and monitoring internal controls to ensure that material information relating to the issuer and its consolidated subsidiary is made known to the certifying officers by others within the company;

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

LCNB CORP. AND SUBSIDIARY

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
The Dodd-Frank Act established a new independent regulatory body within the Federal Reserve System known as the of Consumer Financial Protection Bureau (the “CFPB”).  The CFPB has assumed responsibility for most consumer protection laws and has broad authority, with certain exceptions, to regulate financial products offered by banks and non-banks.  The CFPB has authority to supervise, examine, and take enforcement actions with respect to depository institutions with more than $10 billion in assets, non-bank mortgage industry participants, and other CFPB-designated non-bank providers of consumer financial services.  The primary regulator for depository institutions with $10 billion or less in assets will continue to have primary examination and enforcement authority for these institutions.  The regulations enforced, however, will be the regulations written by the CFPB.

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

LCNB CORP. AND SUBSIDIARY

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

Employees

As of December 31, 2016, LCNB employed 282 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

LCNB CORP. AND SUBSIDIARY

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2016	2015	2014
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury notes	$28,145	72,846	62,560
U.S. Agency notes	85,400	139,889	83,637
U.S. Agency mortgage-backed securities	71,047	29,378	38,032
Certificates of deposit	—	249	3,086
Municipal securities	132,860	132,420	93,790
Mutual funds	2,482	2,466	2,461
Trust preferred securities	48	50	50
Equity securities	677	680	1,749
Total securities available-for-sale	320,659	377,978	285,365

Securities held-to-maturity:
Municipal securities	41,003	22,633	22,725

Federal Reserve Bank stock	2,732	2,732	2,346
Federal Home Loan Bank stock	3,638	3,638	3,638
Total securities	$368,032	406,981	314,074

LCNB CORP. AND SUBSIDIARY

Contractual maturities of securities at December 31, 2016, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$—	—	—%	$—	—	—%
One to five years	17,063	17,099	1.91%	—	—	—%
Five to ten years	11,117	11,046	1.99%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	28,180	28,145	1.94%	—	—	—%

U.S. Agency notes:
Within one year	3,956	3,965	1.19%	—	—	—%
One to five years	21,994	22,074	1.65%	—	—	—%
Five to ten years	61,148	59,361	1.92%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	87,098	85,400	1.82%	—	—	—%

Municipal securities (1):
Within one year	8,408	8,499	3.60%	3,955	3,959	2.54%
One to five years	58,114	58,328	2.90%	4,125	4,068	2.99%
Five to ten years	59,685	58,882	3.07%	10,081	9,845	2.98%
After ten years	7,567	7,151	2.75%	22,842	22,618	5.18%
Total Municipal securities	133,774	132,860	3.01%	41,003	40,490	4.17%

U.S. Agency mortgage-backed securities	72,402	71,047	1.92%	—	—	—%
Mutual funds	2,527	2,482	2.10%	—	—	—%
Trust preferred securities	49	48	7.78%	—	—	—%
Equity securities	632	677	8.30%	—	—	—%

Totals	$324,662	320,659	2.36%	41,003	40,490	4.17%

(1)	Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 34.2% statutory Federal income tax rate.
Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2016.

Loan Portfolio

Administration of the lending function is the responsibility of the Chief Lending Officer and certain senior lenders. Lenders perform their duties subject to oversight and policy direction from the Board of Directors and the Loan Committee. The Loan Committee consists of LCNB’s Chief Executive Officer/President, Chief Financial Officer, Cashier, Chief Lending Officer, Chief Credit Officer, Loan Operations Officer, Loan Review Officer, Credit Analysis Officer, and the officers in charge of commercial, consumer, and real estate loans.

LCNB CORP. AND SUBSIDIARY

Employees authorized to accept loan applications have various, designated lending limits for the approval of loans.  A loan application for an amount outside a particular employee’s lending limit needs to be approved by an employee with a lending limit sufficient for that loan.  Residential and commercial real estate loans of any amount require the approval of two of the following designated officers:  Chief Executive Officer/President, Chief Lending Officer, Chief Credit Officer, and the officers in charge of commercial, real estate, and consumer lending.  Board approval is required on any loan with policy exceptions or that will exceed $3.0 million in aggregate credit to any one borrower or entity, as defined by the OCC in 12 C.F.R § 32.2(b).

Interest rates charged by LCNB vary with degree of risk, type of loan, amount, complexity, repricing frequency and other relevant factors associated with the loan.

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$41,878	5.1%	$45,275	5.9%	$35,424	5.1%	$29,337	5.1%	$26,236	5.8%
Commercial, secured by real estate	477,275	58.2%	419,633	54.5%	379,141	54.3%	314,252	54.7%	230,256	50.7%
Residential real estate	265,788	32.5%	273,139	35.4%	254,087	36.4%	215,587	37.6%	183,132	40.4%
Consumer	19,173	2.3%	18,510	2.4%	18,006	2.5%	12,643	2.2%	10,554	2.3%
Agricultural	14,802	1.8%	13,479	1.7%	11,472	1.6%	2,472	0.4%	1,668	0.4%
Other loans, including deposit overdrafts	633	0.1%	665	0.1%	680	0.1%	91	—%	1,875	0.4%
	819,549	100.0%	770,701	100.0%	698,810	100.0%	574,382	100.0%	453,721	100.0%
Deferred origination costs (fees), net	254		237		146		(28)		62
Total loans	819,803		770,938		698,956		574,354		453,783
Less allowance for loan losses	3,575		3,129		3,121		3,588		3,437
Loans, net	$816,228		$767,809		$695,835		$570,766		$450,346

As of December 31, 2016, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table.

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2016:

(In thousands)
Maturing in one year or less	$31,968
Maturing after one year, but within five years	62,997
Maturing beyond five years	438,990
Total commercial and agricultural loans	$533,955

Loans maturing beyond one year:
Fixed rate	$185,231
Variable rate	316,756
Total	$501,987

LCNB CORP. AND SUBSIDIARY

Risk Elements

The following table summarizes non-accrual, past-due, and accruing restructured loans for the dates indicated:

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans	$5,725	1,723	5,599	2,961	2,283
Past-due 90 days or more and still accruing	23	559	203	250	128
Accruing restructured loans	11,731	13,723	14,269	15,151	13,343
Total	$17,479	16,005	20,071	18,362	15,754
Percent to total loans	2.13%	2.08%	2.87%	3.20%	3.47%
LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2016, there were no material additional loans not classified as acquired credit impaired or already disclosed as non-accrual, accruing restructured, or accruing past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$350	5.1%	$244	5.9%	$129	5.1%	$175	5.1%	$320	5.8%
Commercial, secured by real estate	2,179	58.2%	1,908	54.5%	1,990	54.3%	2,520	54.7%	2,296	50.7%
Residential real estate	885	32.5%	854	35.4%	926	36.4%	826	37.6%	712	40.4%
Consumer	96	2.3%	54	2.4%	63	2.5%	66	2.2%	108	2.3%
Agricultural	60	1.8%	66	1.7%	11	1.6%	—	0.4%	—	0.4%
Other loans, including deposit overdrafts	5	0.1%	3	0.1%	2	0.1%	1	—%	1	0.4%
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$3,575	100.0%	$3,129	100.0%	$3,121	100.0%	$3,588	100.0%	$3,437	100.0%

LCNB CORP. AND SUBSIDIARY

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2016:

(In thousands)
Maturity within 3 months	$7,129
After 3 but within 6 months	2,588
After 6 but within 12 months	7,306
After 12 months	60,747
$77,770
Return on Equity and Assets
The statistical information regarding the return on assets, return on equity, dividend payout ratio, and equity to assets ratio is presented in Item 6, Selected Financial Data.

LCNB CORP. AND SUBSIDIARY

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

LCNB CORP. AND SUBSIDIARY

Banking competition in Southwestern and South Central Ohio is intense.
LCNB faces strong competition for deposits, loans, trust accounts, and other services from other banks, savings banks, credit unions, mortgage brokers, and other financial institutions.  Many of LCNB’s competitors include major financial institutions that have been in business for many years and have established customer bases, numerous branches, and substantially higher regulatory lending limits. Competitors in the Southwestern and South Central Ohio areas include U.S. Bank, PNC Bank, Fifth Third Bank, Chase, KeyBank, Park National Bank, Huntington National Bank, and First Financial Bank. In addition, credit unions are growing larger due to more flexible membership requirement regulations and are offering more financial services than they legally could in the past.

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

LCNB CORP. AND SUBSIDIARY

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

A decrease to the corporate federal income tax rate may impair the Company’s deferred tax assets (“DTAs”).
At December 31, 2016, LCNB’s DTAs were approximately $1.6 million. While a decline in the corporate tax rate may lower the Company’s tax provision expense, it may also significantly impair the value of the LCNB’s DTAs in the year the rate decrease is enacted.  Such impairment could have a material adverse effect on the Company’s financial condition and results of operations.

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

LCNB CORP. AND SUBSIDIARY

The banking industry is highly regulated.
LCNB is subject to regulation, supervision, and examination by the Federal Reserve Board and the Bank is subject to regulation, supervision, and examination by the OCC.   LCNB and the Bank are also subject to regulation and examination by the FDIC as the deposit insurer.  The CFPB is responsible for most consumer protection laws and has broad authority, with certain exceptions, to regulate financial products offered by banks.  Federal and state laws and regulations govern numerous matters including, but not limited to, changes in the ownership or control of banks, maintenance of adequate capital, permissible business operations, maintenance of deposit insurance, protection of customer financial privacy, the level of reserves held against deposits, restrictions on dividend payments, the making of loans, and the acceptance of deposits.  See the previous section titled “Supervision and Regulation” for more information on this subject.
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

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.
At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including LCNB's business and results of operations, in ways that are difficult to predict. In addition, LCNB's results of operations could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

LCNB CORP. AND SUBSIDIARY

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

Emergence of nonbank alternatives to the financial system.
Consumers may decide not to use banks to complete their financial transactions. Technology and other changes, including the emergence of “Fintech Companies,” are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can complete transactions, such as paying bills and/or transferring funds, directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable

LCNB CORP. AND SUBSIDIARY

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address	County

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Warren	Owned

2.	Auto Bank	Silver and Mechanic Streets Lebanon, Ohio 45036	Warren	Owned

3.	Barron Street Office	1697 North Barron Street Eaton, Ohio 45320	Preble	Leased

4.	Bridge Street Office	1240 North Bridge Street Chillicothe, Ohio 45601	Ross	Owned

5.	Brookville Office	225 West Upper Lewisburg Salem Road Brookville, Ohio 45309	Montgomery	Owned

6.	Centerville Office	9605 Dayton-Lebanon Pike Centerville, Ohio 45458	Montgomery	Owned

7.	Chillicothe Office	33 West Main Street Chillicothe, Ohio 45601	Ross	Owned

8.	Clarksburg Office (closed January 24, 2017)	10820 Main Street Clarksburg, Ohio 43115	Ross	Owned

9.	Colerain Township Office	3209 West Galbraith Road Cincinnati, Ohio 45239	Hamilton	Owned

10.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Warren	Owned

11.	Eaton Office	110 West Main Street Eaton, Ohio 45320	Preble	Owned

12.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Butler	Leased

13.	Frankfort Office	Springfield and Main Streets Frankfort, Ohio 45628	Ross	Owned

14.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Clermont	Owned

15.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Butler	Owned

16.	Hay Avenue Office	121 Hay Avenue Brookville, Ohio 45309	Montgomery	Owned

17.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Warren	Owned

18.	Lewisburg Office	522 South Commerce Street Lewisburg, Ohio 45338	Preble	Owned

LCNB CORP. AND SUBSIDIARY

	Name of Office	Address	County

19.	Loveland Office	500 Loveland-Madeira Road Loveland, OH 45140	Hamilton	Owned

20.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Warren	Owned

21.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Warren	Owned

22.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Butler	Owned

23.	Monroe Office	101 Clarence F. Warner Drive Monroe, Ohio 45050	Butler	Owned

24.	New Paris Office	201 South Washington Street New Paris, Ohio 45347	Preble	Owned

25.	Oakwood Office	2705 Far Hills Avenue Oakwood, Ohio 45419	Montgomery	(2)

26.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Warren	Leased

27.	Oxford Office (1)	30 West Park Place Oxford, Ohio 45056	Butler	(2)

28.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Warren	Owned

29.	South Lebanon Office	603 Corwin Nixon Blvd. South Lebanon, Ohio 45065	Warren	Owned

30.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Warren	Owned

31.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Warren	Leased

32.	Washington Court House Office	100 Crossings Drive Washington Court House, Ohio 43160	Fayette	Owned

33.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Warren	Owned

34.	West Alexandria Office	55 East Dayton Street West Alexandria, Ohio 45381	Preble	Owned

35.	Western Avenue Office	1006 Western Avenue Chillicothe, Ohio 45601	Ross	Owned

36.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Clinton	Owned

LCNB CORP. AND SUBSIDIARY

	Name of Office	Address	County

37.	Operations Center (under construction)	105 North Broadway Lebanon, Ohio 45036	Warren	Owned

(1)	Excess space in this office is leased to third parties.

(2)	The Bank owns the Oakwood and Oxford office buildings and leases the land.

Item 3.  Legal Proceedings

Except for routine litigation incidental to its businesses, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any material proceedings.

Item 4.  Mine Safety Disclosures

Not Applicable

LCNB CORP. AND SUBSIDIARY

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 980 registered holders of its common stock as of December 31, 2016.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market exchange under the symbol “LCNB.”

Trade prices for shares of LCNB Common Stock and cash dividends per share declared and paid are set forth below.  The trade prices shown below are interdealer without retail markups, markdowns, or commissions.

	2016			2015
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$17.75	15.51	0.16	16.40	13.95	0.16
Second Quarter	17.24	15.69	0.16	17.88	15.01	0.16
Third Quarter	19.13	15.73	0.16	16.40	15.26	0.16
Fourth Quarter	25.00	16.55	0.16	17.18	15.07	0.16
Total dividends declared			0.64			0.64

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

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through December 31, 2016, 290,444 shares have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2016 and 2015.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception through December 31, 2016.  No shares were purchased under the Private Sale Repurchase Program during 2016 and 2015.

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

LCNB CORP. AND SUBSIDIARY

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

The following table shows information relating to stock options outstanding under the 2002 Plan and 2015 Plan at December 31, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	24,669	$12.17	433,962
Equity compensation plans not approved by security holders	—	—	—
Total	24,669	$12.17	433,962

LCNB CORP. AND SUBSIDIARY

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite, the SNL Midwest OTC-BB and Pink Sheet Banks, and the SNL Midwest Bank indexes.  This graph covers the period from December 31, 2011 through December 31, 2016.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2011 in LCNB common stock, the NASDAQ Composite, and the SNL Midwest Bank Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
LCNB Corp.	$100.00	110.94	149.93	131.71	148.83	219.25
NASDAQ Composite	$100.00	117.45	164.57	188.84	201.98	219.89
SNL Midwest Bank index	$100.00	120.36	164.78	179.14	181.86	242.99

Source : SNL Financial LC, Charlottesville, VA
© 2017
www.snl.com

LCNB CORP. AND SUBSIDIARY

Item 6.  Selected Financial Data
The following represents selected consolidated financial data of LCNB for the years ended December 31, 2012 through 2016 and are derived from LCNB's consolidated financial statements.  Certain prior year data presented in this table have been reclassified to conform with the current year presentation.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except ratios and per share data)
Income Statement:
Interest income	$43,750	42,659	39,477	33,497	29,938
Interest expense	3,504	3,328	3,590	4,065	4,889
Net interest income	40,246	39,331	35,887	29,432	25,049
Provision for loan losses	913	1,366	930	588	1,351
Net interest income after provision for loan losses	39,333	37,965	34,957	28,844	23,698
Non-interest income	10,853	10,123	9,142	9,090	9,049
Non-interest expenses	33,261	32,392	30,844	26,212	21,682
Income before income taxes	16,925	15,696	13,255	11,722	11,065
Provision for income taxes	4,443	4,222	3,386	2,942	2,795
Net income	$12,482	11,474	9,869	8,780	8,270

Dividends per common share	$0.64	0.64	0.64	0.64	0.64

Earnings per common share:
Basic	1.26	1.18	1.06	1.12	1.23
Diluted	1.25	1.17	1.05	1.10	1.22

Balance Sheet:
Securities	$368,032	406,981	314,074	279,021	276,970
Loans, net	816,228	767,809	695,835	570,766	450,346
Total assets	1,306,799	1,280,531	1,108,066	932,338	788,637
Total deposits	1,110,905	1,087,160	946,205	785,761	671,471
Short-term borrowings	42,040	37,387	16,645	8,655	13,756
Long-term debt	598	5,947	11,357	12,102	13,705
Total shareholders' equity	142,944	140,108	125,695	118,873	82,006

Selected Financial Ratios and Other Data:
Return on average assets	0.96%	0.94%	0.88%	0.93%	1.02%
Return on average equity	8.60%	8.43%	8.04%	9.02%	10.22%
Equity-to-assets ratio	10.94%	10.94%	11.34%	12.75%	10.40%
Dividend payout ratio	50.79%	54.24%	60.38%	57.14%	52.03%
Net interest margin, fully taxable equivalent	3.51%	3.64%	3.66%	3.57%	3.52%
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

LCNB CORP. AND SUBSIDIARY

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

LCNB CORP. AND SUBSIDIARY

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the consolidated financial statements and related notes contained in the 2016 Annual Report to Shareholders.

Overview

Net income for 2016 was $12,482,000 (basic and diluted earnings per share of $1.26 and $1.25, respectively), compared to $11,474,000 (basic and diluted earnings per share of $1.18 and $1.17) in 2015 and $9,869,000 (total basic and diluted earnings per share of $1.06 and $1.05) in 2014.

The following items significantly affected earnings for the years indicated:

1.	The completion of a merger with BNB Bancorp, Inc. on April 30, 2015.

2.	The completion of a merger with Eaton National Bank & Trust Co. on January 24, 2014.

3.	Impaired loans with a carrying value of approximately $4.5 million were sold during the second quarter 2015, significantly improving LCNB's loan quality metrics.

4.	Net gain on sales of securities was significantly greater in 2016 as compared to 2015 and 2014 due primarily to market rates at the time of the sales.

5.	Other real estate owned expense was significantly greater in 2016 and 2015 as compared to 2014 because of valuation writedowns and losses on sales recognized during 2016 and 2015.

6.
Other non-interest expense for 2016 included a $251,000 penalty incurred to pre-pay a Federal Home Loan Bank borrowing bearing an interest rate of 5.25%. The borrowing was pre-paid to reduce future interest expense.

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

LCNB CORP. AND SUBSIDIARY

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$792,526	35,600	4.49%	$740,626	35,285	4.76%	$679,223	32,706	4.82%
Federal funds sold	—	—	—%	452	1	0.22%	—	—	—%
Interest-bearing demand deposits	12,394	59	0.48%	12,245	30	0.24%	12,450	29	0.23%
Federal Reserve Bank stock	2,732	164	6.00%	2,495	152	6.09%	2,100	126	6.00%
Federal Home Loan Bank stock	3,638	146	4.01%	3,638	146	4.01%	3,571	146	4.09%
Investment securities:
Taxable	243,559	4,582	1.88%	245,410	4,197	1.71%	219,131	3,757	1.71%
Non-taxable (2)	140,692	4,862	3.46%	115,215	4,315	3.75%	102,902	4,111	4.00%
Total earning assets	1,195,541	45,413	3.80%	1,120,081	44,126	3.94%	1,019,377	40,875	4.01%
Non-earning assets	112,909			107,919			104,413
Allowance for loan losses	(3,318)			(2,888)			(3,275)
Total assets	$1,305,132			$1,225,112			$1,120,515

Savings deposits	$654,891	652	0.10%	$608,925	545	0.09%	$544,698	474	0.09%
IRA and time certificates	217,228	2,788	1.28%	219,562	2,464	1.12%	223,555	2,687	1.20%
Short-term borrowings	17,952	38	0.21%	15,105	24	0.16%	14,820	22	0.15%
Long-term debt	826	26	3.15%	6,177	295	4.78%	11,546	407	3.53%
Total interest-bearing liabilities	890,897	3,504	0.39%	849,769	3,328	0.39%	794,619	3,590	0.45%
Demand deposits	259,060			230,608			196,273
Other liabilities	10,014			8,590			6,907
Capital	145,161			136,145			122,716
Total liabilities and capital	$1,305,132			$1,225,112			$1,120,515
Net interest rate spread (3)			3.41%			3.55%			3.56%
Net interest income and net interest margin on a tax equivalent basis (4)		41,909	3.51%		40,798	3.64%		37,285	3.66%
Ratio of interest-earning assets to interest-bearing liabilities	134.20%			131.81%			128.29%

(1)	Includes non-accrual loans if any.

(2)
Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34.2% for 2016 and 34% for 2015 and 2014.

(3)	The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.

(4)	The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARY

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

	For the years ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$2,395	(2,080)	315	2,929	(350)	2,579
Federal funds sold	(1)	—	(1)	1	—	1
Interest-bearing demand deposits	—	29	29	—	1	1
Federal Reserve Bank stock	14	(2)	12	24	2	26
Federal Home Loan Bank stock	—	—	—	3	(3)	—
Investment securities:
Taxable	(32)	417	385	449	(9)	440
Non-taxable (2)	900	(353)	547	472	(268)	204
Total interest income	3,276	(1,989)	1,287	3,878	(627)	3,251
Interest expense attributable to:
Savings deposits	43	64	107	57	14	71
IRA and time certificates	(26)	350	324	(47)	(176)	(223)
Short-term borrowings	5	9	14	—	2	2
Long-term debt	(193)	(76)	(269)	(227)	115	(112)
Total interest expense	(171)	347	176	(217)	(45)	(262)
Net interest income	$3,447	(2,336)	1,111	4,095	(582)	3,513

(1)	Non-accrual loans, if any, are included in average loan balances.

(2)
Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34.2% for 2016 and 34% for 2015 and 2014, respectively.

2016 vs. 2015.  Net interest income on a fully tax-equivalent basis for 2016 totaled $41,909,000, an increase of $1,111,000 from 2015.  The increase resulted from an increase in total taxable-equivalent interest income of $1,287,000, slightly offset by an increase in total interest expense of $176,000.

The increase in taxable-equivalent interest income was due to a $75.5 million increase in total average interest-earning assets, slightly offset by a 14 basis point (a basis point equals 0.01%) decrease in the average rate earned on interest-earning assets.  The increase in total average interest-earning assets reflects an increase of $51.9 million in average loans and a $25.5 million increase in non-taxable investment securities. The decrease in the average rate earned was primarily due to general decreases in market rates.

Interest expense increased primarily due to a 16 basis point increase in the average rate paid on IRA and time certificates and a 1 basis point increase in the average rate paid on savings deposits, partially offset by a 163 basis point decrease in the rate paid on long-term debt. The rate variance was partially offset by a $5.4 million decrease in average long-term debt. The decrease in the average rate paid on long-term debt and the decrease in the average balance of long-term debt was due to the pre-payment in full during the first quarter of 2016 of a $5.0 million borrowing from the Federal Home Loan Bank of Cincinnati bearing an interest rate of 5.25%.  The borrowing was pre-paid to reduce future interest expense.

LCNB CORP. AND SUBSIDIARY

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2015 vs. 2014.  Net interest income on a fully tax-equivalent basis for 2015 totaled $40,798,000, an increase of $3,513,000 from 2014.  The increase resulted from an increase in total taxable-equivalent interest income of $3,251,000 and a decrease in total interest expense of $262,000.

The increase in taxable-equivalent interest income was due to a $100.7 million increase in total average interest-earning assets, slightly offset by a 7 basis point decrease in the average rate earned on interest-earning assets.  The increase in total average interest-earning assets reflects an increase of $61.4 million in average loans, partially from the BNB merger and partially from organic growth, and a $38.6 million increase in investment securities. The decrease in the average rate earned was primarily due to general decreases in market rates.

Interest expense decreased primarily due to a $5.4 million decrease in average long term debt, primarily due the payment in full of a $5.0 million advance from the Federal Home Loan Bank of Cincinnati during the first quarter 2015, and to a 6 basis point decrease in the average rate paid on total interest-bearing liabilities.

LCNB CORP. AND SUBSIDIARY

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2012 through 2016:

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance – Beginning of year	$3,129	3,121	3,588	3,437	2,931

Loans charged off:
Commercial and industrial	234	100	261	119	159
Commercial, secured by real estate	185	1,133	573	58	234
Residential real estate	127	304	652	244	486
Consumer	85	52	129	181	134
Agricultural	—	67	—	—	—
Other loans, including deposit overdrafts	119	74	79	67	85
Total loans charged off	750	1,730	1,694	669	1,098

Recoveries:
Commercial and industrial	26	7	42	4	—
Commercial, secured by real estate	98	96	63	26	71
Residential real estate	52	107	40	31	7
Consumer	53	60	108	127	123
Agricultural	—	67	—	—	—
Other loans, including deposit overdrafts	54	35	44	44	52
Total recoveries	283	372	297	232	253
Net charge offs	467	1,358	1,397	437	845

Provision charged to operations	913	1,366	930	588	1,351
Balance - End of year	$3,575	3,129	3,121	3,588	3,437

Ratio of net charge-offs during the period to average loans outstanding	0.06%	0.18%	0.21%	0.08%	0.18%

Ratio of allowance for loan losses to total loans at year-end	0.44%	0.41%	0.45%	0.62%	0.76%
Charge-offs for the commercial, secured by real estate category had an elevated balance during 2015 due to the sale of impaired loans. Charge-offs for the commercial and industrial loan category for 2014 included a charge-off of $222,000 on one loan and charge-offs in the commercial, secured by real estate category for the same year included charge-offs totaling $469,000 on three loans.

Charge-offs and recoveries classified as “Other” include charge-offs and recoveries on checking and NOW account overdrafts.  LCNB charges off such overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.

LCNB CORP. AND SUBSIDIARY

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

Non-Interest Income

2016 vs. 2015.  Total non-interest income for 2016 was $730,000 greater than for 2015 primarily due to a $587,000 increase in net gains on sales of securities and secondarily to a $121,000 increase in bank owned life insurance income. Net gains from sales of securities increased primarily due to market rates at the times of sales. Bank owned life insurance income increased primarily due to $4 million of new policies purchased during the first quarter 2016. Increases in non-interest income was slightly offset by a $99,000 decrease in gains from sales of loans due to market pricing at the times of the sales.

2015 vs. 2014.  Total non-interest income for 2015 was $981,000 greater than for 2014 primarily due to increases in trust income, net gains on sales of securities, and gains from sales of mortgage loans. Trust income increased $359,000 primarily due to an increase in the fair value of trust assets and brokerage accounts managed. Net gains from sales of securities increased $346,000 and gains from sales of loans increased $196,000 primarily due to higher sales volumes.

Non-Interest Expense

2016 vs. 2015.  Total non-interest expense was $869,000 greater in 2016 than in 2015 primarily due to a $622,000 increase in salaries and employee benefits, a $251,000 penalty incurred to pre-pay a now high-rate Federal Home Loan Bank borrowing, a $135,000 increase in other real estate owned expense, and a $191,000 increase in various contracted services. Salaries and employee benefits increased primarily due to salary and wage increases, employees retained from the BNB acquisition, and an increase in the number of employees in addition to the acquisition. The FHLB advance had an interest rate of 5.25% and was paid off to reduce interest expense on long-term debt. Other real estate owned expense increased primarily due to writedowns recognized prior to the sale of a commercial property. These increases were partially offset by the absence of merger-related expenses during the 2016 period.

2015 vs. 2014.  Total non-interest expense was $1,548,000 greater in 2015 than in 2014 primarily due to a $1,831,000 increase in salaries and employee benefits, partially offset by a $757,000 decrease in merger related expenses (consisting primarily of professional fees, data system conversion costs, and employee severance payments). Salaries and employee benefits increased due to salary and wage increases, employees retained from the BNB and Eaton National acquisitions, an increase in the number of employees outside of the acquisitions, and increased retirement plan expenses. Costs related to the acquisition of BNB in April 2015 were less than the costs associated with the acquisition of Eaton National in January 2014.

Amortization of intangibles increased $126,000 due to amortization of BNB's core deposit intangible. Other real estate owned expenses increased $204,000 primarily due to impairment charges recognized on a commercial property.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2016, 2015, and 2014 were 26.3%, 26.9%, and 25.5%, respectively.  The difference between the statutory rate of 34.2% for 2016 and 34.0% for 2015 and 2014 and the effective tax rate is primarily due to tax-exempt interest income and tax-exempt earnings from bank owned life insurance. The statutory rate for 2016 is higher because LCNB's taxable income is slightly above the next tax bracket.

LCNB CORP. AND SUBSIDIARY

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Assets

Available-for-sale investment securities at December 31, 2016 was $57.3 million lower than the balance at December 31, 2015. During 2016, LCNB purchased $124.9 million in new securities. These additions were more than offset by sales, maturities, and calls of investment securities.

Held-to-maturity investment securities at December 31, 2016 was $18.4 million greater than at December 31, 2015. Purchases during 2016 totaled $25.0 million, mostly from government entities within LCNB's market area. These additions were partially offset by maturities and calls of other held-to-maturity securities.

Net loans at year-end 2016 was $48.4 million greater than at year-end 2015, primarily due to a $57.6 million increase in the commercial, secured by real estate category. The increase in the loan portfolio does not reflect $11.2 million of residential fixed-rate real estate loans that were originated and sold to the Federal Home Loan Mortgage Corporation during 2016.

Net premises and equipment at December 31, 2016 was $8.1 million greater than at December 31, 2015 primarily due to land and construction costs paid during 2016 for construction of a new Operations Center in Lebanon, Ohio.

Bank owned life insurance at December 31, 2016 was $4.7 million greater than at December 31, 2015 primarily due to the purchase of $4.0 million of new policies during the first quarter of 2016.

Liabilities

Total deposits at December 31, 2016 were $23.7 million greater than at December 31, 2015, including a $21.0 million increase in non-interest-bearing deposits and a $2.7 million increase in interest-bearing deposits. Total deposits increased despite a $9.4 million decrease in public fund deposits from local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, public fund deposits tend to be at their lowest balances at year-ends.

Short-term borrowings at December 31, 2016 was $4.7 million greater than at December 31, 2015 primarily due to the decrease in public fund deposits.

Long-term debt at December 31, 2016 was $5.3 million less than at December 31, 2015 primarily due to the early payment in full of a $5.0 million borrowing from the FHLB during January 2016. The borrowing had an interest rate of 5.25% and its payment will reduce future interest expense.

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

The liquidity of LCNB is enhanced by the fact that 85.0% of total deposits at December 31, 2016 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

Liquid assets include cash and cash equivalents, federal funds sold and securities available-for-sale.  Except for investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati (“FHLB”) and certain local municipal securities, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs, subject to certain pledging commitments for public funds, repurchase agreements, and other requirements.  At December 31, 2016, LCNB's liquid assets amounted to $339.5 million or 26.0% of total assets, compared to $393.0 million or 30.7% of total assets at December 31, 2015. The ratio for 2016 is less than 2015 because of a decrease in securities available-for-sale.

LCNB CORP. AND SUBSIDIARY

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

An additional source of funding is borrowings from the FHLB.  Long-term advances totaling $598,000 and short-term advances totaling $25.0 million were outstanding at December 31, 2016.  LCNB is approved to borrow up to $64.0 million in short-term advances through the FHLB’s Cash Management Advance program.   Total remaining available borrowing capacity with the FHLB, including short-term advances available through the Cash Management Advance program, at December 31, 2016 was approximately $79.5 million.  One of the factors limiting availability of FHLB borrowings is a bank’s ownership of FHLB stock.  LCNB could increase its available borrowing capacity by purchasing more FHLB stock.

Besides short-term FHLB advances, short-term borrowings may include repurchase agreements, federal funds purchased, and advances from lines of credit with two other financial institutions.  At December 31, 2016, LCNB could borrow up to $30 million through the lines of credit and up to $10 million under a federal funds arrangements with another financial institution.

Commitments to extend credit at December 31, 2016 totaled $123.6 million, including standby letters of credit totaling $0.7 million, and are more fully described in Note 14 - Commitments and Contingent Liabilities to LCNB's consolidated financial statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides information concerning LCNB's contractual obligations at December 31, 2016:

		Payments due by period
	Total	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Short-term borrowings	$42,040	42,040	—	—	—
Long-term debt obligations	598	295	303	—	—
Operating lease obligations	4,785	448	491	353	3,493
Estimated pension plan contribution for 2017	189	189	—	—	—
Commitment to purchase municipal security when issued	235	235	—	—	—
Funding commitments for affordable housing tax credit limited partnerships	1,617	610	587	145	275
Estimated capital expenditure obligations	4,750	4,750	—	—	—
Certificates of deposit:
$100,000 and over	77,770	17,023	27,698	32,132	917
Other time certificates	136,994	46,165	41,455	47,491	1,883
Total	$268,978	111,755	70,534	80,121	6,568

The following table provides information concerning LCNB's commitments at December 31, 2016:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$15,819	15,819	—	—	—
Unused lines of credit	107,076	41,790	28,480	17,131	19,675
Standby letters of credit	657	657	—	—	—
Total	$123,552	58,266	28,480	17,131	19,675

LCNB CORP. AND SUBSIDIARY

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. Information summarizing the regulatory capital of LCNB and the Bank at December 31, 2016 and 2015 and corresponding regulatory minimum requirements is included in Note 15 - Regulatory Matters of the consolidated financial statements.

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

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for a stock dividend.  Through December 31, 2016, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2016.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2016.  No shares were purchased under this program during 2016.

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

On January 9, 2009, LCNB issued 13,400 shares of Fixed Rate Cumulative Preferred Stock, Series A and a warrant for the purchase of 217,063 common shares of LCNB stock at an exercise price of $9.26 per share to the U.S. Treasury Department.  LCNB allocated $583,000 of the proceeds from the preferred stock issuance to the warrant.  The warrant carried a ten year term and was 100% vested at grant.  On October 21, 2009, LCNB redeemed the preferred stock that had been issued under the Capital Purchase Program agreement.  LCNB redeemed the warrant during the first quarter 2016.

LCNB CORP. AND SUBSIDIARY

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2016 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of fixed-rate mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

LCNB CORP. AND SUBSIDIARY

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2016 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$43,790	2,663	6.48%
Up 200	42,857	1,730	4.21%
Up 100	41,968	841	2.04%
Base	41,127	—	—%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2016 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE for all shock levels.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$135,135	(4,595)	(3.29)%
Up 200	135,815	(3,915)	(2.80)%
Up 100	136,397	(3,333)	(2.39)%
Base	139,730	—	—%

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

LCNB CORP. AND SUBSIDIARY

Item 8.  Financial Statements and Supplementary Data
REPORT OF MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

LCNB Corp. (“LCNB”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. Management of LCNB and its subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f.  LCNB’s internal control over financial reporting is a process designed under the supervision of LCNB’s Chief Executive Officer and the Chief Financial Officer. The purpose is to provide reasonable assurance to the Board of Directors regarding the reliability of financial reporting and the preparation of LCNB’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed LCNB’s internal controls as of December 31, 2016, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, LCNB’s internal control over financial reporting met the criteria.

BKD LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2016.

Submitted by:

LCNB Corp.

/s/ Steve P. Foster	/s/ Robert C. Haines II
Steve P. Foster	Robert C. Haines II
Chief Executive Officer & President	Executive Vice President &
March 8, 2017	Chief Financial Officer
March 8, 2017

LCNB CORP. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio
We have audited LCNB Corp. and subsidiary’s (Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Company’s management’s assessment of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management's assessment and our audit were also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of LCNB Corp.'s internal control over financial reporting included controls over the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C).(A) A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, LCNB Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of LCNB Corp. and subsidiaries and our report dated March 8, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP
BKD, LLP

Indianapolis, Indiana
March 8, 2017

LCNB CORP. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
LCNB Corp.
Lebanon, Ohio

We have audited the accompanying consolidated balance sheets of LCNB Corp. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCNB Corp. and subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCNB Corp. and subsidiary's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2017, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKD, LLP
BKD, LLP

Indianapolis, Indiana
March 8, 2017

LCNB CORP. AND SUBSIDIARY

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2016	2015
ASSETS:
Cash and due from banks	$18,378	14,155
Interest-bearing demand deposits	487	832
Total cash and cash equivalents	18,865	14,987

Investment securities:
Available-for-sale, at fair value	320,659	377,978
Held-to-maturity, at cost	41,003	22,633
Federal Reserve Bank stock, at cost	2,732	2,732
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	816,228	767,809
Premises and equipment, net	30,244	22,100
Goodwill	30,183	30,183
Core deposit and other intangibles	4,582	5,396
Bank owned life insurance	27,307	22,561
Other assets	11,358	10,514
TOTAL ASSETS	$1,306,799	1,280,531

LIABILITIES:
Deposits:
Non-interest-bearing	$271,332	250,306
Interest-bearing	839,573	836,854
Total deposits	1,110,905	1,087,160
Short-term borrowings	42,040	37,387
Long-term debt	598	5,947
Accrued interest and other liabilities	10,312	9,929
TOTAL LIABILITIES	1,163,855	1,140,423

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value; authorized 19,000,000 and 12,000,000 shares at December 31, 2016 and 2015, respectively; issued 10,751,652 and 10,679,174 shares at December 31, 2016 and 2015, respectively	76,490	76,908
Retained earnings	80,736	74,629
Treasury shares at cost, 753,627 shares at December 31, 2016 and 2015	(11,665)	(11,665)
Accumulated other comprehensive income (loss), net of taxes	(2,617)	236
TOTAL SHAREHOLDERS' EQUITY	142,944	140,108

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$1,306,799	1,280,531

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2016	2015	2014
INTEREST INCOME:
Interest and fees on loans	$35,600	35,285	32,706
Interest on investment securities:
Taxable	4,582	4,197	3,757
Non-taxable	3,199	2,848	2,713
Other investments	369	329	301
TOTAL INTEREST INCOME	43,750	42,659	39,477

INTEREST EXPENSE:
Interest on deposits	3,440	3,009	3,161
Interest on short-term borrowings	38	24	22
Interest on long-term debt	26	295	407
TOTAL INTEREST EXPENSE	3,504	3,328	3,590
NET INTEREST INCOME	40,246	39,331	35,887
PROVISION FOR LOAN LOSSES	913	1,366	930
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,333	37,965	34,957

NON-INTEREST INCOME:
Trust income	3,286	3,262	2,903
Service charges and fees on deposit accounts	5,008	4,920	4,838
Net gain on sales of securities	1,082	495	149
Bank owned life insurance income	746	625	671
Gains from sales of loans	244	343	147
Other operating income	487	478	434
TOTAL NON-INTEREST INCOME	10,853	10,123	9,142

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,215	17,593	15,762
Equipment expenses	1,048	1,257	1,316
Occupancy expense, net	2,271	2,307	2,232
State franchise tax	1,114	1,001	955
Marketing	696	720	703
Amortization of intangibles	753	700	574
FDIC premiums	547	598	660
ATM expense	721	698	624
Computer maintenance and supplies	790	782	794
Telephone expense	746	707	690
Contracted services	1,033	842	880
Other real estate owned	624	489	285
Merger-related expenses	—	643	1,400
Other non-interest expense	4,703	4,055	3,969
TOTAL NON-INTEREST EXPENSE	33,261	32,392	30,844

INCOME BEFORE INCOME TAXES	16,925	15,696	13,255
PROVISION FOR INCOME TAXES	4,443	4,222	3,386
NET INCOME	$12,482	11,474	9,869

Earnings per common share:
Basic	$1.26	1.18	1.06
Diluted	1.25	1.17	1.05

Weighted average common shares outstanding:
Basic	9,948,057	9,704,965	9,297,019
Diluted	9,976,370	9,811,467	9,406,346

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2016	2015	2014
Net income	$12,482	11,474	9,869

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of tax expense (benefit) of $(1,242), $(169), and $1,476 for 2016, 2015, and 2014, respectively)	(2,390)	(329)	2,865

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $370, $168, and $51 for 2016, 2015 and 2014, respectively)	(712)	(327)	(98)

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of tax expense (benefit) of $128, $55, and $(133) for 2016, 2015, and 2014, respectively)	249	107	(260)

Other comprehensive income (loss)	(2,853)	(549)	2,507

TOTAL COMPREHENSIVE INCOME	$9,629	10,925	12,376

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$(2,633)	469	1,125
Net unfunded liability for nonqualified pension plan	16	(233)	(340)
Balance at year-end	$(2,617)	236	785

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2013	9,287,536	$66,785	65,475	(11,665)	(1,722)	118,873
Net income			9,869			9,869
Other comprehensive income (loss), net of taxes					2,507	2,507
Dividend Reinvestment and Stock Purchase Plan	23,782	372				372
Compensation expense relating to stock options		24				24
Common stock dividends, $0.64 per share			(5,950)			(5,950)
Balance, December 31, 2014	9,311,318	67,181	69,394	(11,665)	785	125,695

Net income			11,474			11,474
Other comprehensive income (loss), net of taxes					(549)	(549)
Dividend Reinvestment and Stock Purchase Plan	24,610	390				390
Acquisition of BNB Bancorp, Inc.	560,132	9,063				9,063
Exercise of stock options	13,449	152				152
Excess tax (benefit) expense on exercise and forfeiture of stock options		13				13
Compensation expense relating to stock options		19				19
Compensation expense relating to restricted stock	16,038	90				90
Common stock dividends, $0.64 per share			(6,239)			(6,239)
Balance, December 31, 2015	9,925,547	76,908	74,629	(11,665)	236	140,108

Net income			12,482			12,482
Other comprehensive income (loss), net of taxes					(2,853)	(2,853)
Dividend Reinvestment and Stock Purchase Plan	21,088	379				379
Repurchase of stock warrants		(1,545)				(1,545)
Exercise of stock options	51,390	592				592
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock		61				61
Compensation expense relating to stock options		5				5
Compensation expense relating to restricted stock		90				90
Common stock dividends, $0.64 per share			(6,375)			(6,375)
Balance, December 31, 2016	9,998,025	$76,490	80,736	(11,665)	(2,617)	142,944

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,482	11,474	9,869
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,557	2,997	2,991
Provision for loan losses	913	1,366	930
Deferred income tax provision (benefit)	928	(58)	192
Increase in cash surrender value of bank owned life insurance	(746)	(625)	(671)
Realized gain on sales of securities available-for-sale	(1,082)	(495)	(149)
Realized loss (gain) on sale of premises and equipment	33	(1)	(128)
Realized loss from sale and write-downs of other real estate owned and repossessed assets	534	378	85
Origination of mortgage loans for sale	(11,217)	(7,725)	(7,480)
Realized gains from sales of loans	(244)	(343)	(147)
Proceeds from sales of loans	11,353	7,809	7,552
Penalty for prepayment of long-term debt	251	—	—
Compensation expense related to stock options	5	19	24
Compensation expense related to restricted stock	90	90	—
Changes in:
Income receivable	(216)	(160)	414
Other assets	(791)	(3,302)	1,898
Other liabilities	634	1,815	560
TOTAL ADJUSTMENTS	3,002	1,765	6,071
NET CASH FLOWS FROM OPERATING ACTIVITIES	15,484	13,239	15,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	92,455	97,981	67,296
Proceeds from maturities and calls of investment securities:
Available-for-sale	84,529	29,700	36,716
Held-to-maturity	6,640	3,515	4,688
Purchases of investment securities:
Available-for-sale	(124,934)	(163,859)	(92,180)
Held-to-maturity	(25,010)	(3,413)	(11,090)
Proceeds from redemption of Federal Reserve Bank stock	—	—	41
Purchase of Federal Reserve Bank stock	—	(256)	(743)
Proceeds from sale of impaired loans	—	4,559	—
Net increase in loans	(48,153)	(42,530)	(10,081)
Purchase of bank owned life insurance	(4,000)	—	—
Proceeds from redemption of bank owned life insurance	—	—	3,633
Proceeds from sales of other real estate owned and repossessed assets	526	245	750
Additions to other real estate owned	(182)	(20)	(45)
Purchases of premises and equipment	(9,450)	(504)	(1,052)
Proceeds from sales of premises and equipment	63	22	179
Net cash acquired from (paid for) acquisition	—	8,993	(9,114)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(27,516)	(65,567)	(11,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	23,745	41,822	(4,797)
Net increase in short-term borrowings	4,653	20,742	7,339
Principal payments on long-term debt	(5,349)	(5,410)	(745)
Penalty for prepayment of long-term debt	(251)	—	—
Proceeds from issuance of common stock	52	66	58
Repurchase of stock warrants	(1,545)	—	—
Proceeds from exercise of stock options	592	152	—
Excess tax benefit from exercise of stock options and vesting of restricted common stock	61	13	—
Cash dividends paid on common stock	(6,048)	(5,915)	(5,636)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,910	51,470	(3,781)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,878	(858)	1,157
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,987	15,845	14,688
CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,865	14,987	15,845

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$3,542	3,396	3,502
Income taxes	4,420	4,820	2,610

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	32	79	435
 The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents include cash, balances due from banks, federal funds sold, and interest-bearing demand deposits with original maturities of twelve months or less.  Deposits with other banks routinely have balances greater than FDIC insured limits.  Management considers the risk of loss to be very low with respect to such deposits.

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

Declines in the fair value of securities below their cost that are deemed to be other-than-temporarily impaired and for which the Company does not intend to sell the securities and it is not more likely than not that the securities will be sold before the anticipated recovery of the impairment are separated into losses related to credit factors and losses related to other factors.  The losses related to credit factors are recognized in earnings and losses related to other factors are recognized in other comprehensive income.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company's consolidated statements of income as of December 31, 2016, 2015, and 2014, do not reflect any such impairment.

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
December 31, 2016
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

The provision for loan losses is determined by management based upon its evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio.  Current methodology used by management to estimate the allowance takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, historic categorical trends, current delinquency levels as related to historical levels, portfolio growth rates, changes in composition of the portfolio, the current economic environment, as well as current allowance adequacy in relation to the portfolio.  Management is cognizant that reliance on historical information coupled with the cyclical nature of the economy, including credit cycles, affects the allowance.  Management considers all of these factors prior to making any adjustments to the allowance due to the subjectivity and imprecision involved in allocation methodology.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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
December 31, 2016
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

Loans acquired from a merger are recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then-remaining contractual lives of the loans.

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

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on both the straight-line and accelerated methods over the estimated useful lives of the assets, generally 15 to 40 years for premises and 3 to 10 years for equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs incurred for maintenance and repairs are expensed as incurred. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable.

OTHER REAL ESTATE OWNED
Other real estate owned includes properties acquired through foreclosure.  Such property is held for sale and is initially recorded at fair value, less costs to sell, establishing a new cost basis.  Fair value is primarily based on a property appraisal obtained at the time of transfer and any periodic updates that may be obtained thereafter.  The allowance for loan losses is charged for any write down of the loan’s carrying value to fair value at the date of acquisition.  Any subsequent reductions in fair value and expenses incurred from holding other real estate owned are charged to other non-interest expense.  Costs, excluding interest, relating to the improvement of other real estate owned are capitalized.  Gains and losses from the sale of other real estate owned are included in other non-interest expense.

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

The Company’s other intangible assets relate to core deposits acquired from business combinations.  These intangible assets are amortized on a straight-line basis over their estimated useful lives.  Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of the amortizing intangible should be revised.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company did not select any financial instruments for the fair value election in 2016 or 2015.

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
December 31, 2016
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK OPTIONS AND RESTRICTED STOCK AWARD PLANS
The cost of employee services received in exchange for stock option grants is the grant-date fair value of the award estimated using an option-pricing model.  The compensation cost for restricted stock awards is based on the market price of the Company's common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The estimated cost is recognized on a straight-line basis over the period the employee is required to provide services in exchange for the award, usually the vesting period.  The Company uses a Black-Scholes pricing model and related assumptions for estimating the fair value of stock option grants and a five-year vesting period for stock options and restricted stock.

INCOME TAXES
Deferred income taxes are determined using the asset and liability method of accounting.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

EARNINGS PER SHARE
Basic earnings per share allocated  to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock based compensation and warrants and is calculated using the two-class method or the treasury stock method.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock based compensation and warrants with the proceeds used to purchase treasury shares at the average market price for the period.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As extended by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ASU No. 2014-09 and the clarifying ASUs are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the updates. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. LCNB's revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU No. 2014-09, and non-interest income. The update may require LCNB to change how it recognizes certain recurring revenue streams related to non-interest income. However, it is not expected to have a material impact on LCNB's results of operations or financial position. Management continues to monitor the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU No. 2014-09 on various types of non-interest income.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. LCNB estimates that it will recognize discounted right of use assets and and lease liabilities totaling approximately $5 million for the leases disclosed in Note 8 - Leases. This projection is based on various assumptions, including the level of interest rates and no significant increases in leasing activity, that may change between now and the effective date.

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
December 31, 2016
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"
ASU No. 2016-09 was issued in March 2016 and affects all entities that issue share-based payment awards to their employees. The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits are to be classified as an operating activity in the statement of cash flows. In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur. For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements. Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Adoption of ASU No. 2016-07 is not expected to have a material impact on LCNB's results of operations or financial position. If the provisions of the ASU had been adopted in 2014, excess tax benefits from the exercise of stock options and the vesting of restricted common stock would have reduced the provision for income taxes for 2016 and 2015 by $61,000 and $13,000, respectively. There were no excess tax benefits during 2014.

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

ASU No. 2016-13 will take effect for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While LCNB's Loan Committee expects that the implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, it is continuing to evaluate the potential impact on LCNB's results of operations and financial position.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments"
ASU No. 2016-15 was issued in August 2016 and applies to all entities required to present a statement of cash flows in their financial reports. The guidance in this ASU addresses eight cash flow classification issues that have been creating diversity in practice. One of the issues is the classification of cash payments for debt prepayment or debt extinguishment costs, which are to be classified as cash outflows from financing activities under the new guidance. LCNB incurred a prepayment penalty during January 2016 upon the early payment in full of a FHLB advance and classified such penalty as a cash outflow from operating activities in its consolidated condensed statements of cash flows. Management early adopted ASU No. 2016-15 during the third quarter 2016 and reclassified the penalty as a cash outflow from financing activities.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

The amount of goodwill recorded reflects LCNB's entrance into new markets and related synergies that are expected to result from the acquisitions and represents the excess purchase price over the estimated fair value of the net assets acquired.  The goodwill will not be amortizable on LCNB's financial records, but is deductible for tax purposes.  The core deposit intangible for BNB and Eaton National is being amortized over nine years and eight years, respectively, using the straight-line method.

Direct costs related to the acquisitions were expensed as incurred and are recorded as a merger-related expense in the consolidated statements of income.

The results of operations are included in the consolidated statements of income from the dates of the mergers.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities at December 31 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2016
Investment Securities Available-for-Sale:
U.S. Treasury notes	$28,180	41	76	28,145
U.S. Agency notes	87,098	150	1,848	85,400
U.S. Agency mortgage-backed securities	72,402	89	1,444	71,047
Municipal securities:
Non-taxable	114,064	574	1,623	113,015
Taxable	19,710	220	85	19,845
Mutual funds	2,527	—	45	2,482
Trust preferred securities	49	—	1	48
Equity securities	632	55	10	677
	$324,662	1,129	5,132	320,659

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$31,015	56	352	30,719
Taxable	9,988	—	217	9,771
	$41,003	56	569	40,490

2015
Investment Securities Available-for-Sale:
U.S. Treasury notes	$72,672	309	135	72,846
U.S. Agency notes	140,876	164	1,151	139,889
U.S. Agency mortgage-backed securities	29,608	174	404	29,378
Certificates of deposit	248	1	—	249
Municipal securities:
Non-taxable	103,900	1,713	134	105,479
Taxable	26,738	337	134	26,941
Mutual funds	2,517	—	51	2,466
Trust preferred securities	49	1	—	50
Equity securities	659	40	19	680
	$377,267	2,739	2,028	377,978

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$22,233	95	97	22,231
Taxable	400	—	1	399
	$22,633	95	98	22,630

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Information concerning securities with gross unrealized losses at December 31, 2016 and 2015, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2016
Investment Securities Available-for-Sale:
U.S. Treasury notes	$16,076	76	—	—
U.S. Agency notes	69,784	1,848	—	—
U.S. Agency mortgage-backed securities	64,564	1,310	3,518	134
Municipal securities:
Non-taxable	72,867	1,621	451	2
Taxable	9,721	82	450	3
Mutual funds	1,205	37	277	8
Trust preferred securities	49	1	—	—
Equity securities	201	10	—	—
	$234,467	4,985	4,696	147

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$20,429	251	2,564	101
Taxable	8,030	217	—	—
	$28,459	468	2,564	101

2015
Investment Securities Available-for-Sale:
U.S. Treasury notes	$32,854	75	4,846	60
U.S. Agency notes	104,053	1,000	9,869	151
U.S. Agency mortgage-backed securities	19,190	256	4,068	148
Municipal securities:
Non-taxable	13,124	74	7,037	60
Taxable	15,601	114	880	20
Mutual funds	1,215	17	268	34
Trust preferred securities	—	—	—	—
Equity securities	248	12	73	7
	$186,285	1,548	27,041	480

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$832	3	3,426	94
Taxable	399	1	—	—
	$1,231	4	3,426	94
Management has determined that the unrealized losses at December 31, 2016 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2016 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$12,364	12,464	3,955	3,959
Due from one to five years	97,171	97,501	4,125	4,068
Due from five to ten years	131,950	129,289	10,081	9,845
Due after ten years	7,567	7,151	22,842	22,618
	249,052	246,405	41,003	40,490
U.S. Agency mortgage-backed securities	72,402	71,047	—	—
Mutual funds	2,527	2,482	—	—
Trust preferred securities	49	48	—	—
Equity securities	632	677	—	—
	$324,662	320,659	41,003	40,490

Investment securities with a market value of $149,990,000 and $215,952,000 at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2016	2015	2014
Proceeds from sales	$92,455	97,981	67,296
Gross realized gains	1,103	627	252
Gross realized losses	21	132	103

NOTE 4 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2016	2015
Commercial and industrial	$41,878	45,275
Commercial, secured by real estate	477,275	419,633
Residential real estate	265,788	273,139
Consumer	19,173	18,510
Agricultural	14,802	13,479
Other loans, including deposit overdrafts	633	665
	819,549	770,701
Deferred origination costs, net	254	237
	819,803	770,938
Less allowance for loan losses	3,575	3,129
Loans-net	$816,228	767,809

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 4 - LOANS (Continued)

Loans acquired from the mergers with Eaton National and BNB were recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then-remaining contractual lives of the loans. Management estimated the cash flows expected to be collected at acquisition using a third-party risk model, which incorporated the estimate of current key assumptions, such as default rates, severity, and prepayment speeds.

Impaired loans acquired are accounted for under FASB ASC 310-30.  Factors considered in evaluating whether an acquired loan was impaired include delinquency status and history, updated borrower credit status, collateral information, and current loan-to-value information.  The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference.  The interest component of the cash flows expected to be collected is referred to as the accretable yield and is recognized as interest income over the remaining contractual life of the loan using the level yield method.   Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows will result in a reclassification from the nonaccretable difference to the accretable yield.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 4 - LOANS (Continued)

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (in thousands):

	2016	2015
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	4,312	876
Agricultural	334	48
Residential real estate	1,079	799
Total non-accrual loans	5,725	1,723
Past-due 90 days or more and still accruing	23	559
Total non-accrual and past-due 90 days or more and still accruing	5,748	2,282
Accruing restructured loans	11,731	13,723
Total	$17,479	16,005

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.70%	0.30%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	2.13%	2.08%

Interest income that would have been recorded during 2016 and 2015 if loans on non-accrual status at December 31, 2016 and 2015 had been current and in accordance with their original terms was approximately $220,000 and $137,000, respectively.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 4 - LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$244	1,908	854	54	66	3	3,129
Provision charged to expenses	314	358	106	74	(6)	67	913
Losses charged off	(234)	(185)	(127)	(85)	—	(119)	(750)
Recoveries	26	98	52	53	—	54	283
Balance, end of year	$350	2,179	885	96	60	5	3,575

Individually evaluated for impairment	$9	55	100	13	—	—	177
Collectively evaluated for impairment	341	1,832	785	83	60	5	3,106
Acquired credit impaired loans	—	292	—	—	—	—	292
Balance, end of year	$350	2,179	885	96	60	5	3,575

Loans:
Individually evaluated for impairment	$337	12,580	1,518	52	334	—	14,821
Collectively evaluated for impairment	41,466	458,059	262,266	19,192	14,475	178	795,636
Acquired credit impaired loans	98	6,305	2,471	17	—	455	9,346
Balance, end of year	$41,901	476,944	266,255	19,261	14,809	633	819,803

December 31, 2015
Allowance for loan losses:
Balance, beginning of year	$129	1,990	926	63	11	2	3,121
Provision charged to expenses	208	955	125	(17)	55	40	1,366
Losses charged off	(100)	(1,133)	(304)	(52)	(67)	(74)	(1,730)
Recoveries	7	96	107	60	67	35	372
Balance, end of year	$244	1,908	854	54	66	3	3,129

Individually evaluated for impairment	$9	306	48	—	—	—	363
Collectively evaluated for impairment	235	1,602	806	54	66	3	2,766
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$244	1,908	854	54	66	3	3,129

Loans:
Individually evaluated for impairment	$370	12,351	1,541	56	—	—	14,318
Collectively evaluated for impairment	43,726	399,092	269,001	18,516	13,438	179	743,952
Acquired credit impaired loans	1,191	7,877	3,039	27	48	486	12,668
Balance, end of year	$45,287	419,320	273,581	18,599	13,486	665	770,938

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

Agricultural Loans.  LCNB’s portfolio of agricultural loans includes loans for financing agricultural production or for financing the purchase of equipment used in the production of agricultural products.  LCNB’s agricultural loans are generally secured by farm machinery, livestock, crops, vehicles, or other agricultural-related collateral.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 4 - LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
December 31, 2016
Commercial & industrial	$41,178	304	419	—	41,901
Commercial, secured by real estate	443,781	5,479	27,684	—	476,944
Residential real estate	261,839	442	3,974	—	266,255
Consumer	19,182	—	79	—	19,261
Agricultural	13,311	—	1,498	—	14,809
Other	633	—	—	—	633
Total	$779,924	6,225	33,654	—	819,803

December 31, 2015
Commercial & industrial	$44,596	—	691	—	45,287
Commercial, secured by real estate	397,938	9,316	12,066	—	419,320
Residential real estate	267,567	1,935	4,079	—	273,581
Consumer	18,528	—	71	—	18,599
Agricultural	12,246	850	390	—	13,486
Other	665	—	—	—	665
Total	$741,540	12,101	17,297	—	770,938

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 4 - LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
December 31, 2016
Commercial & industrial	$19	—	—	19	41,882	41,901	—
Commercial, secured by real estate	99	69	127	295	476,649	476,944	—
Residential real estate	686	80	727	1,493	264,762	266,255	20
Consumer	59	16	3	78	19,183	19,261	3
Agricultural	125	—	—	125	14,684	14,809	—
Other	115	—	—	115	518	633	—
Total	$1,103	165	857	2,125	817,678	819,803	23

December 31, 2015
Commercial & industrial	$—	—	—	—	45,287	45,287	—
Commercial, secured by real estate	73	81	876	1,030	418,290	419,320	—
Residential real estate	777	198	1,124	2,099	271,482	273,581	516
Consumer	62	7	43	112	18,487	18,599	43
Agricultural	—	—	—	—	13,486	13,486	—
Other	109	—	—	109	556	665	—
Total	$1,021	286	2,043	3,350	767,588	770,938	559

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 4 - LOANS (Continued)

Impaired loans for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
Commercial & industrial	$109	263	—	998	151
Commercial, secured by real estate	14,195	15,522	—	15,274	1,140
Residential real estate	3,238	4,286	—	3,736	369
Consumer	26	27	—	37	29
Agricultural	334	334	—	392	136
Other	455	629	—	481	77
Total	$18,357	21,061	—	20,918	1,902

With an allowance recorded:
Commercial & industrial	$326	326	9	341	19
Commercial, secured by real estate	4,690	4,946	347	4,194	257
Residential real estate	751	751	100	651	36
Consumer	43	43	13	43	3
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$5,810	6,066	469	5,229	315

Total:
Commercial & industrial	$435	589	9	1,339	170
Commercial, secured by real estate	18,885	20,468	347	19,468	1,397
Residential real estate	3,989	5,037	100	4,387	405
Consumer	69	70	13	80	32
Agricultural	334	334	—	392	136
Other	455	629	—	481	77
Total	$24,167	27,127	469	26,147	2,217

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 4 - LOANS (Continued)

	Average Recorded Investment	Interest Income Recognized
December 31, 2014
With no related allowance recorded:
Commercial & industrial	1,823	161
Commercial, secured by real estate	23,360	1,373
Residential real estate	4,645	379
Consumer	179	14
Agricultural	121	20
Other	550	43
Total	30,678	1,990

With an allowance recorded:
Commercial & industrial	319	19
Commercial, secured by real estate	4,108	117
Residential real estate	1,026	44
Consumer	18	2
Agricultural	—	—
Other	—	—
Total	5,471	182

Total:
Commercial & industrial	2,142	180
Commercial, secured by real estate	27,468	1,490
Residential real estate	5,671	423
Consumer	197	16
Agricultural	121	20
Other	550	43
Total	36,149	2,172

Of the interest income recognized on impaired loans during 2016, 2015, and 2014, approximately $51,000, $96,000, and $8,000, respectively, were recognized on a cash basis. The Company continued to accrue interest on certain loans classified as impaired during 2016, 2015, and 2014 because they were restructured or considered well secured and in the process of collection.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 4 - LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2016			2015			2014
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	—	$—	$—	—	$—	$—	8	$658	$340
Commercial, secured by real estate	4	2,142	2,215	1	75	74	2	896	1,214
Residential real estate	6	139	139	7	217	221	2	82	82
Consumer	3	39	39	2	9	9	3	40	40
	13	$2,320	$2,393	10	$301	$304	15	$1,676	$1,676

The pre-modification and post-modification recorded balances for the commercial and industrial and commercial, secured by real estate categories in 2014 changed because a borrower had multiple loans classified as commercial and industrial and a loan classified as commercial, secured by real estate, which were all modified into a loan classified as commercial, secured by real estate.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 4 - LOANS (Continued)

Each restructured loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s ability to pay the debt as modified.  Modifications may include interest only payments for a period of time, temporary or permanent reduction of the loan’s interest rate, capitalization of delinquent interest, or extensions of the maturity date. Post-modification balances of newly restructured troubled debt by type of modification for the years ended December 31 were as follows (dollars in thousands):

	Term Modification	Rate Modification	Interest Only	Combination	Total Modifications
December 31, 2016
Commercial & industrial	—	—	—	—	—
Commercial, secured by real estate	1,539	—	304	372	2,215
Residential real estate	38	47	—	54	139
Consumer	—	28	—	11	39
Total	1,577	75	304	437	2,393

December 31, 2015
Commercial & industrial	—	—	—	—	—
Commercial, secured by real estate	74	—	—	—	74
Residential real estate	221	—	—	—	221
Consumer	9	—	—	—	9
Total	304	—	—	—	304

December 31, 2014
Commercial & industrial	340	—	—	—	340
Commercial, secured by real estate	—	1,136	—	78	1,214
Residential real estate	82	—	—	—	82
Consumer	38	—	—	2	40
Total	460	1,136	—	80	1,676

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the years ended December 31, 2016, 2015, and 2014. Two commercial, secured by real estate loans to the same borrower totaling $1,236,000 that were modified during the fourth quarter 2016 subsequently defaulted in February 2017.

All troubled debt restructurings are considered impaired loans. The allowance for loan loss on such restructured loans is based on the present value of future expected cash flows.

Approximately $881,000 of impaired loans without a valuation allowance and $1,168,000 of impaired loans with a valuation allowance at December 31, 2016 consisted of loans that were modified during 2016 and were determined to be troubled debt restructurings.  Approximately $147,000 of impaired loans without a valuation allowance and $125,000 of impaired loans with a valuation allowance at December 31, 2015 consisted of loans that were modified during 2015 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at December 31, 2016, 2015 and 2014 were approximately $100,982,000, $111,837,000, and $120,433,000, respectively.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

	2016	2015	2014
Balance, beginning of year	$488	591	498
Amount capitalized to mortgage servicing rights	109	78	292
Amortization of mortgage servicing rights	(169)	(181)	(199)
Balance, end of year	$428	488	591

NOTE 5 - ACQUIRED CREDIT IMPAIRED LOANS

The following table provides, as of December 31, the major classifications of loans acquired that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	2016	2015
Commercial & industrial	$98	1,191
Commercial, secured by real estate	6,305	7,877
Residential real estate	2,471	3,039
Consumer	17	27
Agricultural	—	48
Other loans, including deposit overdrafts	455	486
	9,346	12,668
Less allowance for loan losses	292	—
Loans, net	$9,054	12,668

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at December 31 (in thousands):

	2016	2015
Outstanding balance	$12,289	16,507
Carrying amount	9,346	12,668

Activity during 2016 and 2015 for the accretable discount related to acquired impaired loans is as follows (in thousands):

	2016	2015
Accretable discount, beginning of year	$1,503	2,674
Accretable discount acquired during period	—	413
Reclass from nonaccretable discount to accretable discount	423	983
Less disposals	(5)	(850)
Less accretion	(841)	(1,717)
Accretable discount, end of year	$1,080	1,503

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in other assets in the consolidated balance sheets.  Changes in other real estate owned were as follows (in thousands):

	2016	2015
Balance, beginning of year	$846	1,370
Additions	214	99
Reductions due to sales	(484)	(205)
Reductions due to valuation write downs	(576)	(418)
Balance, end of year	$—	846

Other real estate owned at December 31 consisted of (in thousands):

	2016	2015
Commercial real estate	$—	846

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at December 31, 2016 was $456,000.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2016	2015
Land	$8,277	6,660
Buildings	21,400	21,463
Equipment	13,065	13,005
Construction in progress	7,362	9
Total	50,104	41,137
Less accumulated depreciation	19,860	19,037
Premises and equipment, net	$30,244	22,100

Depreciation charged to expense was, $1,210,000 in 2016, and $1,427,000 in 2015, and $1,479,000 in 2014.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 8 - LEASES

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  Minimum annual rentals for each of the years 2017 through 2021 and thereafter for non-cancelable leases having terms in excess of one year were as follows (in thousands):

2017	$448
2018	267
2019	224
2020	193
2021	160
Thereafter	3,493
Total	$4,785

Rental expense for all leased branches and equipment was approximately $545,000 in 2016, $542,000 in 2015, and $537,000 in 2014.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill during 2016 and 2015 were as follows (in thousands):

	2016	2015
Balance, beginning of year	$30,183	27,638
Additions from acquisitions	—	2,545
Balance, end of year	$30,183	30,183

Other intangible assets in the consolidated balance sheets at December 31, 2016 and 2015 were as follows (in thousands):

	2016			2015
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$6,458	2,304	4,154	6,458	1,550	4,908
Mortgage servicing rights	1,188	760	428	1,496	1,008	488
Total	$7,646	3,064	4,582	7,954	2,558	5,396

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2016 is as follows (in thousands):

2017	$864
2018	843
2019	825
2020	808
2021	795

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 10 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP

LCNB is a limited partner in limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (LIHTC) pursuant to Section 42 of the Internal Revenue Code. The purpose of the investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants.

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2016	2015
Affordable housing tax credit investment	$2,000	1,000
Less amortization	93	12
Net affordable housing tax credit investment	$1,907	988

Unfunded commitment	$1,617	907

LCNB expects to fund the unfunded commitment over ten years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2016	2015	2014
Tax credits and other tax benefits recognized	$103	14	—
Tax credit amortization expense included in provision for income taxes	81	12	—

NOTE 11 - CERTIFICATES OF DEPOSIT

Contractual maturities of time deposits at December 31, 2016 were as follows (in thousands):

2017	$63,188
2018	44,305
2019	24,848
2020	46,499
2021	33,124
Thereafter	2,800
$214,764

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2016 and 2015 was $22,410,000 and $20,987,000, respectively.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 12 - BORROWINGS

Funds borrowed from the FHLB at December 31 by year of maturity were as follows (dollars in thousands):

	Outstanding Balance	Average Rate
December 31, 2016
2017	$295	2.82%
2018	248	2.82%
2019	55	2.82%
Total	$598	2.82%

December 31, 2015
2016	$349	2.82%
2017	5,295	5.11%
2018	248	2.82%
2019	55	2.82%
Total	$5,947	4.86%

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $229 million and $231 million at December 31, 2016 and 2015, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2016 was approximately $79.5 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Short-term borrowings at December 31 were as follows (dollars in thousands):

	2016		2015
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$13,187	1.00%
FHLB short-term advance	25,000	0.63%	10,000	0.35%
Repurchase agreements	17,040	0.10%	14,200	0.10%
	$42,040	0.42%	$37,387	0.48%

At December 31, 2016, the Company had short-term borrowing arrangements with three financial institutions and the Federal Home Loan Bank of Cincinnati.  The first arrangement is a short-term line of credit for a maximum amount of $10 million at the interest rate in effect at the time of the borrowing.  The second arrangement provides that the Company can borrow up to $10 million in federal funds at the interest rate in effect at the time of the borrowing.  The third arrangement is a short-term line of credit for a maximum amount of $20 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

Under the terms of the Cash Management Advance program with the Federal Home Loan Bank of Cincinnati, the Company can borrow up to $64.0 million in short-term advances, subject to total remaining borrowing capacity limitations.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   The interest rate on the Cash Management Advance program is the published rate in effect at the time of the advance.  This agreement expires on August 25, 2017.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 12 - BORROWINGS (continued)

Repurchase agreements are an option customers may use in managing their cash positions.  The repurchase agreements mature the next business day after issuance.  They are fully secured by U.S. Agency notes and such collateral securities are held by the Federal Reserve Bank.  The maximum amount of outstanding agreements at any month-end during 2016 and 2015 totaled $18,715,000 and $16,250,000, respectively.  The average balance during 2016 and 2015 was $13,891,000 and $12,699,000, respectively.

As of December 31, 2016 and 2015, approximately $3.1 million and $1.6 million, respectively, of the repurchase agreements outstanding were held by a company owned by a member of the Company’s Board of Directors.

NOTE 13 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2016	2015	2014
Income taxes currently payable	$3,515	4,280	3,194
Deferred income tax provision (benefit)	928	(58)	192
Provision for income taxes	$4,443	4,222	3,386

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2016	2015	2014
Statutory tax rate	34.2%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(6.3)%	(6.0)%	(6.8)%
Tax exempt income on bank owned life insurance	(1.5)%	(1.4)%	(1.7)%
Other – net	(0.1)%	0.3%	—%
Effective tax rate	26.3%	26.9%	25.5%

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 13 - INCOME TAXES (continued)

Deferred tax assets and liabilities, included with Other Assets in the Consolidated Balance Sheets, at December 31 consist of the following (in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,223	1,064
Net unrealized losses on investment securities available-for-sale	1,369	246
Fair value adjustment on loans acquired from merger with First Capital	592	847
Write-down of other real estate owned	—	338
Pension and deferred compensation	1,157	971
Other	546	440
	4,887	3,906
Deferred tax liabilities:
Depreciation of premises and equipment	(1,332)	(1,332)
Amortization of intangibles	(1,567)	(840)
Deferred loan fees	(2)	(2)
FHLB stock dividends	(351)	(349)
Fair value adjustment on securities acquired from merger with First Capital	(19)	(70)
	(3,271)	(2,593)
Net deferred tax assets	$1,616	1,313

As of December 31, 2016 and 2015 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the three-year period ended December 31, 2016.

The Company is no longer subject to examination by federal tax authorities for years before 2013.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2016	2015
Commitments to extend credit:
Commercial loans	$10,350	8,160
Other loans:
Fixed rate	4,425	2,293
Adjustable rate	1,044	1,362
Unused lines of credit:
Fixed rate	9,731	6,378
Adjustable rate	80,222	90,153
Unused overdraft protection amounts on demand and NOW accounts	17,123	10,057
Standby letters of credit	657	457
	$123,552	118,860

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
Commitments outstanding for capital expenditures as of December 31, 2016 totaled approximately $4,750,000, which includes estimated remaining costs for a new operations center being built in Lebanon, Ohio.

The Company and its subsidiary are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

NOTE 15 - REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2016 and 2015, the Bank maintained average reserve balances of $10,903,000 and $11,329,000, respectively.  The reserve balances at December 31, 2016 and 2015 were $4,313,000 and $633,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2017, the restrictions generally limit dividends to the aggregate of net income for the year 2017 plus the net earnings retained for 2016 and 2015.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2016, approximately $14,147,000 of the Bank’s earnings retained was available for dividends in 2017 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

A new rule requiring a Capital Conservation Buffer began phase-in on January 1, 2016 and will be fully implemented in 2019. Under the fully-implemented rule, a financial institution will need to maintain a Capital Conservation Buffer composed of Common Equity Tier 1 Capital of at least 2.5% above its minimum risk-weighted capital requirements to avoid limitations on its ability to make capital distributions, including dividend payments to shareholders and certain discretionary bonus payments to executive officers. A financial institution with a buffer below 2.5% will be subject to increasingly stringent limitations on capital distributions as the buffer approaches zero.

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy:

	Minimum Requirement	Minimum Requirement with Capital Conservation Buffer	To Be Considered Well-Capitalized
Ratio of Common Equity Tier 1 Capital to risk-weighted assets	4.5%	5.125%	6.5%
Ratio of tier 1 capital to risk-weighted assets	6.0%	6.625%	8.0%
Ratio of total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	8.0%	8.625%	10.0%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	4.0%	N/A	5.0%

As of the most recent notification from their regulators, the Company and Bank were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's category.

A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows (dollars in thousands):

	2016		2015
	Consolidated Company	Bank	Consolidated Company	Bank
Regulatory Capital:
Shareholders' equity	$142,944	141,325	140,108	138,396
Goodwill and other intangible assets	(32,676)	(32,676)	(32,146)	(32,146)
Accumulated other comprehensive (income) loss	2,617	2,605	(256)	(261)
Tier 1 risk-based capital	112,885	111,254	107,706	105,989
Eligible allowance for loan losses	3,575	3,575	3,129	3,129
Total risk-based capital	$116,460	114,829	110,835	109,118
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.00%	12.82%	13.46%	13.26%
Tier 1 capital to risk-weighted assets	13.00%	12.82%	13.46%	13.26%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	13.41%	13.24%	13.85%	13.65%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	8.81%	8.69%	8.62%	8.49%

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

Two warrants for the purchase of an aggregate total of 217,063 common shares of LCNB stock at an exercise price of $9.26 per share were outstanding at December 31, 2015.  The warrants carried a ten year term and were 100% vested at the date of grant, which was January 9, 2009. During March 2016, LCNB repurchased both warrants for $1,545,000, which was accounted for as a reduction to common shares in the shareholders’ equity section of the consolidated balance sheets.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) for 2016 and 2015 were as follows (in thousands):

	2016			2015
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Balance at beginning of year	$469	(233)	236	1,126	(341)	785
Before reclassifications	(2,390)	249	(2,141)	(330)	108	(222)
Reclassifications	(712)	—	(712)	(327)	—	(327)
Balance at end of year	$(2,633)	16	(2,617)	469	(233)	236

Reclassifications out of accumulated other comprehensive income (loss) during 2016 and 2015 and the affected line items in the consolidated statements of income were as follows (in thousands):

	2016	2015	Affected Line Item in the Consolidated Statements of Income
Realized gain on sales of securities	$1,082	495	Net gain on sale of securities
Less provision for income taxes	370	168	Provision for income taxes
Reclassification adjustment, net of taxes	$712	327

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

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

The plan is at least 80% funded as of July 1, 2016 and 2015.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Qualified noncontributory defined benefit retirement plan	$969	984	967
401(k) plan	359	346	326

The Company expects a minimum contribution of $189,000 to the qualified noncontributory defined benefit retirement plan in 2017.  The Company expects to contribute $250,000 to the 401(k) plan in 2017.  The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2016, the amount of the asset for this plan was $30,000, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2016 and 2015 was $3,407,000 and $3,199,000, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2016 and 2015 is $1,284,000 and $1,295,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.2% in 2016 and 5.0% in 2015. The service cost associated with the plans was $0 for 2016, $183,000 for 2015, and $43,000 for 2014.  Interest costs were $63,000, $56,000, and $56,000 for 2016, 2015, and 2014, respectively.

The deferred compensation plan and supplemental income plans are nonqualified and unfunded. Participation in each plan is limited to a select group of management.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2016	2015	2014
Service cost	$41	38	68
Interest cost	78	68	60
Amortization of unrecognized (gain) loss	168	171	—
Amortization of unrecognized prior service cost	—	—	15
Net periodic pension cost	$287	277	143

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2016	2015	2014
Projected benefit obligation at beginning of year	$1,843	1,741	1,213
Service cost	41	38	68
Interest cost	78	68	60
Actuarial (gain) or loss	(209)	10	407
Benefits paid	(26)	(14)	(7)
Projected benefit obligation at end of year	$1,727	1,843	1,741

Amounts recognized in other liabilities in the consolidated balance sheets for the nonqualified defined benefit retirement plan at December 31, 2016 and 2015 were $1,727,000 and $1,843,000, respectively.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2016 and 2015 was $1,727,000 and $1,752,000, respectively.

Amounts recognized in accumulated other comprehensive income, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2016	2015	2014
Net actuarial (gain)/loss	$(16)	233	339
Past service cost	—	—	—
	$(16)	233	339

The estimated unrecognized net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2017 for the nonqualified defined benefit retirement plan is $0.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2016	2015	2014
Benefit obligation:
Discount rate	4.14%	4.34%	3.95%
Salary increase rate	2.00%	2.00%	2.00%

Net periodic pension cost:
Discount rate	4.34%	3.95%	4.95%
Salary increase rate	2.00%	2.00%	3.00%
Amortization period in years	1.00	1.98	3.95

The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2017.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2016 are (in thousands):

2017	$105
2018	122
2019	122
2020	122
2021	122
2022-2026	600

NOTE 18 - STOCK-BASED COMPENSATION

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

LCNB has not granted stock options since 2012. Option awards granted to date under the 2002 Plan vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2016 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - 10.99	4,356	$9.00	2.1	4,356	$9.00	2.1
$11.00 - 12.99	17,797	12.13	3.8	16,052	12.08	3.7
$17.00 - 18.99	2,516	17.88	0.1	2,516	17.88	0.1
	24,669	12.17	3.1	22,924	12.13	3.0

The following table summarizes stock option activity for the years indicated:

	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	83,861	12.39	99,810	$12.16	104,966	$12.43
Granted	—	—	—	—	—	—
Exercised	(51,390)	11.53	(13,449)	11.31	—	—
Expired	(7,802)	18.76	(2,500)	9.00	(5,156)	17.66
Outstanding at December 31,	24,669	12.17	83,861	12.39	99,810	12.16
Exercisable at December 31,	22,924	12.13	75,072	12.40	79,909	12.18

The following table provides information related to stock options exercised during the years indicated (in thousands):

	2016	2015	2014
Intrinsic value of options exercised	$288	67	—
Cash received from options exercised	592	152	—
Tax benefit realized from options exercised	59	13	—

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at December 31, 2016 that were “in the money” (market price greater than exercise price) was $273,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $255,000.  The aggregate intrinsic value for options outstanding at December 31, 2015 that were in the money was $360,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $324,000. The intrinsic value changes based on changes in the market value of the Company’s stock.

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2016, 2015, and 2014 was $5,000, $19,000, and $24,000, respectively. The related tax benefit for 2016, 2015, and 2014 was $2,000, $6,000, and $8,000, respectively. Total compensation cost related to option awards to be recognized through the first quarter of 2017 is approximately $1,000.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	16,038	$15.47	—	$—
Granted	—	—	16,038	15.47
Vested	(7,414)	15.47	—	—
Forfeited	—	—	—	—
Outstanding at December 31,	8,624	$15.47	16,038	$15.47

Total expense related to restricted stock awards included in salaries and wages in the consolidated statements of income for the years ended December 31, 2016 and 2015 was $90,000 and $90,000, respectively. The related tax benefit for the years ended December 31, 2016 and 2015 was $31,000 and $31,000, respectively. Unrecognized compensation expense for restricted stock awards was $68,000 at December 31, 2016 and is expected to be recognized over a period of four years.

NOTE 19 - EARNINGS PER SHARE

LCNB has granted restricted stock awards with non-forfeitable dividend rights, which are considered participating securities. Accordingly, earnings per share is computed using the two-class method as required by FASB ASC 260-10-45. Basic earnings per common share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 19 - EARNINGS PER SHARE (continued)

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2016	2015	2014
Net income	$12,482	11,474	9,869
Less allocation of earnings and dividends to participating securities	13	—	—
Net income allocated to common shareholders	12,469	11,474	9,869

Weighted average common shares outstanding, gross	9,958,300	9,704,965	9,297,019
Less average participating securities	10,243	—	—
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,948,057	9,704,965	9,297,019
Add dilutive effect of:
Stock options	10,765	17,174	18,545
Stock warrants	17,548	89,328	90,782
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	9,976,370	9,811,467	9,406,346

Earnings per common share:
Basic	$1.26	1.18	1.06
Diluted	1.25	1.17	1.05

Options to purchase 12,962, and 12,962 shares of common stock at weighted average prices of $18.41 and $18.41 per share were outstanding at December 31, 2015 and 2014, respectively, and were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market prices of the common shares. There were no such options at December 31, 2016.

NOTE 20 - RELATED PARTY TRANSACTIONS

LCNB has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectibility or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2016	2015
Beginning balance	$1,091	1,192
New loans and advances	64	106
Change in composition of related parties	506	—
Reductions	(214)	(207)
Ending Balance	$1,447	1,091
Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2016 and 2015 amounted to $4,618,000 and $3,577,000, respectively.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$28,145	28,145	—	—
U.S. Agency notes	85,400	—	85,400	—
U.S. Agency mortgage-backed securities	71,047	—	71,047	—
Certificates of deposit with other banks	—	—	—	—
Municipal securities:
Non-taxable	113,015	—	113,015	—
Taxable	19,845	—	19,845	—
Mutual funds	1,000	—	1,000	—
Mutual funds measured at net asset value (a)	1,482
Trust preferred securities	48	48	—	—
Equity securities	677	677	—	—
Total recurring fair value measurements	$320,659	28,870	290,307	—

Nonrecurring fair value measurements:
Impaired loans	$5,340	—	—	5,340

December 31, 2015
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$72,846	72,846	—	—
U.S. Agency notes	139,889	—	139,889	—
U.S. Agency mortgage-backed securities	29,378	—	29,378	—
Certificates of deposit with other banks	249	—	249	—
Municipal securities:
Non-taxable	105,479	—	105,479	—
Taxable	26,941	—	26,941	—
Mutual funds	1,018	18	1,000	—
Mutual funds measured at net asset value (a)	1,448
Trust preferred securities	50	50	—	—
Equity securities	680	680	—	—
Total recurring fair value measurements	$377,978	73,594	302,936	—

Nonrecurring fair value measurements:
Impaired loans	$4,722	—	—	4,722
Other real estate owned and repossessed assets	846	—	—	846
Total nonrecurring fair value measurements	$5,568	—	—	5,568

(a)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2016 and 2015 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2016
Impaired loans	$5,340	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	4.50%	5.56%

2015
Impaired loans	$4,722	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	11.00%	4.00%	5.27%
Other real estate owned	846	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2016
FINANCIAL ASSETS:
Cash and cash equivalents	$18,865	18,865	18,865	—	—
Investment securities, held-to-maturity	41,003	40,490	—	—	40,490
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	816,228	799,791	—	—	799,791
Accrued interest receivable	3,559	3,559	—	3,559	—

FINANCIAL LIABILITIES:
Deposits	1,110,905	1,113,187	896,147	217,040	—
Short-term borrowings	42,040	42,040	42,040	—	—
Long-term debt	598	614	—	614	—
Accrued interest payable	307	307	—	307	—

2015
FINANCIAL ASSETS:
Cash and cash equivalents	$14,987	14,987	14,987	—	—
Investment securities, held-to-maturity	22,633	22,630	—	—	22,630
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	767,809	761,388	—	—	761,388
Accrued interest receivable	3,380	3,380	—	3,380	—

FINANCIAL LIABILITIES:
Deposits	1,087,160	1,087,914	869,940	217,974	—
Short-term borrowings	37,387	37,387	37,387	—	—
Long-term debt	5,947	6,290	—	6,290	—
Accrued interest payable	345	345	—	345	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at December 31, 2016 and 2015.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 22 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31
2016
Interest income	$10,621	11,008	10,895	11,226
Interest expense	849	883	885	887
Net interest income	9,772	10,125	10,010	10,339
Provision for loan losses	90	396	372	55
Net interest income after provision	9,682	9,729	9,638	10,284
Total non-interest income	2,642	2,750	2,846	2,615
Total non-interest expenses	8,292	8,468	8,593	7,908
Income before income taxes	4,032	4,011	3,891	4,991
Provision for income taxes	1,068	1,043	995	1,337
Net income	$2,964	2,968	2,896	3,654

Earnings per common share:
Basic	$0.30	0.30	0.29	0.37
Diluted	0.30	0.29	0.29	0.37

2015
Interest income	$10,090	11,348	10,409	10,812
Interest expense	762	748	912	906
Net interest income	9,328	10,600	9,497	9,906
Provision for loan losses	69	677	240	380
Net interest income after provision	9,259	9,923	9,257	9,526
Total non-interest income	2,306	2,831	2,386	2,600
Total non-interest expenses	7,649	8,426	8,088	8,229
Income before income taxes	3,916	4,328	3,555	3,897
Provision for income taxes	1,082	1,205	922	1,013
Net income	$2,834	3,123	2,633	2,884

Earnings per common share:
Basic	$0.30	0.33	0.26	0.29
Diluted	0.30	0.32	0.26	0.29

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., parent company only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2016	2015
Assets:
Cash on deposit with subsidiary	$491	534
Investment securities available-for-sale, at fair value	893	888
Investment in subsidiary	141,325	138,396
Other assets	235	290
Total assets	$142,944	140,108

Liabilities	$—	—

Shareholders' equity	142,944	140,108
Total liabilities and shareholders' equity	$142,944	140,108

Condensed Statements of Income
Year ended December 31,	2016	2015	2014
Income:
Dividends from subsidiary	$7,300	5,400	8,800
Interest and dividends	38	58	91
Net gain on sales of securities	8	254	10
Total income	7,346	5,712	8,901

Total expenses	1,014	1,016	1,077

Income before income tax expense/benefit and equity in undistributed income of subsidiary	6,332	4,696	7,824
Income tax benefit	336	250	350
Equity in undistributed income of subsidiary	5,814	6,528	1,695
Net income	$12,482	11,474	9,869

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)
NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income	$12,482	11,474	9,869
Adjustments for non-cash items -
Increase in undistributed income of subsidiary	(5,814)	(6,528)	(1,695)
Other, net	126	42	(474)
Net cash flows from operating activities	6,794	4,988	7,700

Cash flows from investing activities:
Purchases of securities available-for-sale	(177)	(215)	(107)
Proceeds from maturities of securities available-for-sale	55	—	—
Proceeds from sales of available-for-sale securities	173	1,217	227
Cash paid for business acquisition	—	(3,757)	(24,750)
Net cash flows from (used in) investing activities	51	(2,755)	(24,630)

Cash flows from financing activities:
Proceeds from issuance of common stock	379	390	372
Repurchase of stock warrants	(1,545)	—	—
Cash dividends paid on common stock	(6,375)	(6,239)	(5,950)
Other	653	165	—
Net cash flows used in financing activities	(6,888)	(5,684)	(5,578)
Net change in cash	(43)	(3,451)	(22,508)
Cash at beginning of year	534	3,985	26,493
Cash at end of year	$491	534	3,985

LCNB CORP. AND SUBSIDIARY

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2016 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2016, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None

LCNB CORP. AND SUBSIDIARY

PART III

Portions of the Company’s Definitive Proxy Statement (the “Proxy Statement”) included in the Notice of Annual Meeting of Shareholders to be held April 25, 2017, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2016, are incorporated by reference into Part III.
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

LCNB CORP. AND SUBSIDIARY

PART IV
Item 15.  Exhibits, Financial Statement Schedules

(a)1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014.
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

	3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
	10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
	10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292)
	10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
	10.5	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
	10.7	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.
	14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to Registrant's 2003 Form 10-K, Exhibit 14.1.
	14.2	LCNB Corp. Code of Ethics for Senior Financial Officers - Incorporated by reference to Registrant's 2003 Form 10-K, Exhibit 14.2.

LCNB CORP. AND SUBSIDIARY

(a) Exhibit No.		Exhibit Description
	21	LCNB Corp. subsidiary.
	23.1	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2016 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

LCNB CORP. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer & President
March 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steve P. Foster	/s/ William H. Kaufman
Steve P. Foster	William H. Kaufman
Chief Executive Officer, President, & Director	Director
(Principal Executive Officer)	March 8, 2017
March 8, 2017

/s/ Anne E. Krehbiel
/s/ Robert C. Haines II	Anne E. Krehbiel
Robert C. Haines II	Director
Executive Vice President & Chief Financial	March 8, 2017
Officer (Principal Financial and Accounting
Officer)
March 8, 2017
John H. Kochensparger III
Director
/s/ Stephen P. Wilson	March 8, 2017
Stephen P. Wilson
Chairman of the Board of Directors
March 8, 2017	/s/ Valerie S. Krueckeberg
Valerie S. Krueckeberg
Director
/s/ Spencer S. Cropper	March 8, 2017
Spencer S. Cropper
Director
March 8, 2017	/s/ George L. Leasure
George L. Leasure
Director
March 8, 2017