Form 10-Q
period 2017-03-31
LCNB CORP
filed 2017-05-03
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
☒ Yes         ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 2, 2017 was 10,003,788 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Cash and due from banks	$14,712	$18,378
Interest-bearing demand deposits	18,562	487
Total cash and cash equivalents	33,274	18,865
Investment securities:
Available-for-sale, at fair value	326,676	320,659
Held-to-maturity, at cost	38,455	41,003
Federal Reserve Bank stock, at cost	2,732	2,732
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	807,153	816,228
Premises and equipment, net	33,157	30,244
Goodwill	30,183	30,183
Core deposit and other intangibles	4,390	4,582
Bank owned life insurance	27,496	27,307
Other assets	11,920	11,358
TOTAL ASSETS	$1,319,074	$1,306,799

LIABILITIES:
Deposits:
Noninterest-bearing	$270,999	$271,332
Interest-bearing	877,199	839,573
Total deposits	1,148,198	1,110,905
Short-term borrowings	15,957	42,040
Long-term debt	480	598
Accrued interest and other liabilities	9,121	10,312
TOTAL LIABILITIES	1,173,756	1,163,855

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 10,763,269 and 10,751,652 shares at March 31, 2017 and December 31, 2016, respectively	76,691	76,490
Retained earnings	82,381	80,736
Treasury shares at cost, 753,627 shares at March 31, 2017 and December 31, 2016	(11,665)	(11,665)
Accumulated other comprehensive income (loss), net of taxes	(2,089)	(2,617)
TOTAL SHAREHOLDERS' EQUITY	145,318	142,944
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,319,074	$1,306,799

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME:
Interest and fees on loans	$8,915	$8,627
Interest on investment securities:
Taxable	1,093	1,189
Non-taxable	799	758
Other investments	57	47
TOTAL INTEREST INCOME	10,864	10,621
INTEREST EXPENSE:
Interest on deposits	843	823
Interest on short-term borrowings	30	14
Interest on long-term debt	4	12
TOTAL INTEREST EXPENSE	877	849
NET INTEREST INCOME	9,987	9,772
PROVISION FOR LOAN LOSSES	15	90
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,972	9,682
NON-INTEREST INCOME:
Trust income	852	763
Service charges and fees on deposit accounts	1,222	1,193
Net gain on sales of securities	—	371
Bank owned life insurance income	189	169
Gains from sales of loans	39	41
Other operating income	128	105
TOTAL NON-INTEREST INCOME	2,430	2,642
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,526	4,563
Equipment expenses	211	249
Occupancy expense, net	568	569
State franchise tax	284	281
Marketing	143	167
Amortization of intangibles	185	187
FDIC insurance premiums	104	165
Other non-interest expense	1,947	2,111
TOTAL NON-INTEREST EXPENSE	7,968	8,292
INCOME BEFORE INCOME TAXES	4,434	4,032
PROVISION FOR INCOME TAXES	1,188	1,068
NET INCOME	$3,246	$2,964

Dividends declared per common share	$0.16	$0.16
Earnings per common share:
Basic	$0.32	$0.30
Diluted	0.32	0.30
Weighted average common shares outstanding:
Basic	9,995,054	9,916,114
Diluted	10,002,878	9,996,826

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$3,246	$2,964
Other comprehensive income:
Net unrealized gain on available-for-sale securities (net of taxes of $256 and $1,590 for the three months ended March 31, 2017 and 2016, respectively)	528	3,087
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $0 and $126 for the three months ended March 31, 2017 and 2016, respectively)	—	(245)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $0 and $14 for the three months ended March 31, 2017 and 2016, respectively)	—	28
Other comprehensive income, net of tax	528	2,870
TOTAL COMPREHENSIVE INCOME	$3,774	$5,834

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2015	9,925,547	$76,908	$74,629	$(11,665)	$236	$140,108
Net income			2,964			2,964
Other comprehensive income, net of taxes					2,870	2,870
Dividend Reinvestment and Stock Purchase Plan	6,241	101				101
Repurchase of stock warrants		(1,545)				(1,545)
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock		22				22
Common stock dividends, $0.16 per share			(1,588)			(1,588)
Balance at March 31, 2016	9,931,788	$75,487	$76,005	$(11,665)	$3,106	$142,933

Balance at December 31, 2016	9,998,025	$76,490	$80,736	$(11,665)	$(2,617)	$142,944
Net income			3,246			3,246
Other comprehensive income, net of taxes					528	528
Dividend Reinvestment and Stock Purchase Plan	4,192	93				93
Exercise of stock options	3,398	51				51
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock	4,027	56				56
Common stock dividends, $0.16 per share			(1,601)			(1,601)
Balance at March 31, 2017	10,009,642	$76,691	$82,381	$(11,665)	$(2,089)	$145,318

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,246	$2,964
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	771	806
Provision for loan losses	15	90
Increase in cash surrender value of bank owned life insurance	(189)	(169)
Realized gain from sales of securities available-for-sale	—	(371)
Realized loss from sales of premises and equipment	—	(1)
Realized loss from sales and write-downs of other real estate owned and repossessed assets	3	—
Origination of mortgage loans for sale	(1,957)	(1,661)
Realized gains from sales of loans	(39)	(41)
Proceeds from sales of mortgage loans	1,971	1,687
Penalty for prepayment of long-term debt	—	251
Compensation expense related to stock options	1	1
Compensation expense related to restricted stock	56	22
Changes in:
Accrued income receivable	(652)	(930)
Other assets	(165)	(180)
Other liabilities	(1,192)	(630)
TOTAL ADJUSTMENTS	(1,377)	(1,126)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,869	1,838
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	—	20,429
Proceeds from maturities and calls of investment securities:
Available-for-sale	4,205	16,141
Held-to-maturity	5,398	565
Purchases of investment securities:
Available-for-sale	(9,916)	(5,310)
Held-to-maturity	(2,850)	(14,437)
Net (increase) decrease in loans	8,263	(7,837)
Purchase of bank owned life insurance	—	(4,000)
Proceeds from sale of other real estate owned and repossessed assets	971	—
Purchases of premises and equipment	(3,166)	(176)
Proceeds from sale of premises and equipment	—	1
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,905	5,376
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	37,293	33,048
Net decrease in short-term borrowings	(26,083)	(25,719)
Principal payments on long-term debt	(118)	(5,158)
Penalty for prepayment of long-term debt	—	(251)
Proceeds from issuance of common stock	12	20
Repurchase of stock warrants	—	(1,545)
Proceeds from exercise of stock options	51	—
Cash dividends paid on common stock	(1,520)	(1,507)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,635	(1,112)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,409	6,102
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,865	14,987
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,274	$21,089
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$903	$888
Income taxes paid	500	830
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	974	—

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

The consolidated condensed balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet as of that day.

Certain prior period data presented in the financial statements have been reclassified to conform with the current year presentation.

Accounting Standards Update ("ASU") No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," was issued by the Financial Accounting Standards Board ("FASB") in March 2016 and affects all entities that issue share-based payment awards to their employees. The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits are to be classified as an operating activity in the statement of cash flows. In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur. For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements. Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The amendments in ASU No. 2016-09 were effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Accordingly, LCNB adopted the update as of January 1, 2017. Adoption did not have a material impact on LCNB's results of operations or financial position.

ASU No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities," was issued by the FASB in March 2017 and applies to all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The ASU requires the premium to be amortized to the earliest call date, not the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and management elected to adopt the update as of January 1, 2017. Adoption did not have a material impact on LCNB's results of operations or financial position.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2016 Annual Report on Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of investment securities at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
Available-for-Sale:
U.S. Treasury notes	$33,236	$102	$33	$33,305
U.S. Agency notes	91,911	137	1,723	90,325
U.S. Agency mortgage-backed securities	69,162	79	1,273	67,968
Municipal securities:
Non-taxable	113,180	640	1,334	112,486
Taxable	19,189	224	62	19,351
Mutual funds	2,536	—	45	2,491
Trust preferred securities	49	—	—	49
Equity securities	632	75	6	701
	$329,895	$1,257	$4,476	$326,676

Held-to-Maturity:
Municipal securities:
Non-taxable	$33,279	$103	$368	$33,014
Taxable	5,176	—	178	4,998
	$38,455	$103	$546	$38,012

December 31, 2016
Available-for-Sale:
U.S. Treasury notes	$28,180	$41	$76	$28,145
U.S. Agency notes	87,098	150	1,848	85,400
U.S. Agency mortgage-backed securities	72,402	89	1,444	71,047
Municipal securities:
Non-taxable	114,064	574	1,623	113,015
Taxable	19,710	220	85	19,845
Mutual funds	2,527	—	45	2,482
Trust preferred securities	49	—	1	48
Equity securities	632	55	10	677
	$324,662	$1,129	$5,132	$320,659

Held-to-Maturity:
Municipal securities:
Non-taxable	$31,015	$56	$352	$30,719
Taxable	9,988	—	217	9,771
	$41,003	$56	$569	$40,490

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning investment securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Available-for-Sale:
U.S. Treasury notes	$11,090	$33	$—	$—
U.S. Agency notes	77,741	1,723	—	—
U.S. Agency mortgage-backed securities	62,000	1,145	3,393	128
Municipal securities:
Non-taxable	58,461	1,334	301	—
Taxable	8,957	59	450	3
Mutual funds	1,211	37	280	8
Trust preferred securities	49	—	—	—
Equity securities	42	6	—	—
	$219,551	$4,337	$4,424	$139

Held-to-Maturity:
Municipal securities:
Non-taxable	$19,061	289	2,586	79
Taxable	3,122	178	—	—
	$22,183	$467	$2,586	$79

December 31, 2016
Available-for-Sale:
U.S. Treasury notes	$16,076	$76	$—	$—
U.S. Agency notes	69,784	1,848	—	—
U.S. Agency mortgage-backed securities	64,564	1,310	3,518	134
Municipal securities:
Non-taxable	72,867	1,621	451	2
Taxable	9,721	82	450	3
Mutual funds	1,205	37	277	8
Trust preferred securities	49	1	—	—
Equity securities	201	10	—	—
	$234,467	$4,985	$4,696	$147

Held-to-Maturity:
Municipal securities:
Non-taxable	$20,429	$251	$2,564	$101
Taxable	8,030	217	—	—
	$28,459	$468	$2,564	$101

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Management has determined that the unrealized losses at March 31, 2017 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at March 31, 2017 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,856	$11,925	$6,035	$6,043
Due from one to five years	117,046	117,557	4,108	4,070
Due from five to ten years	121,065	118,832	10,365	10,142
Due after ten years	7,549	7,153	17,947	17,757
	257,516	255,467	38,455	38,012
U.S. Agency mortgage-backed securities	69,162	67,968	—	—
Mutual funds	2,536	2,491	—	—
Trust preferred securities	49	49	—	—
Equity securities	632	701	—	—
	$329,895	$326,676	$38,455	$38,012

Investment securities with a market value of $185,788,000 and $149,990,000 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$—	$20,429
Gross realized gains	—	371
Gross realized losses	—	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans

Major classifications of loans at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Commercial and industrial	$40,039	$41,878
Commercial, secured by real estate	475,594	477,275
Residential real estate	260,853	265,788
Consumer	17,646	19,173
Agricultural	15,459	14,802
Other loans, including deposit overdrafts	609	633
	810,200	819,549
Deferred origination costs (fees), net	281	254
	810,481	819,803
Less allowance for loan losses	3,328	3,575
Loans, net	$807,153	$816,228

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

Impaired loans acquired are accounted for under FASB Accounting Standards Codification ("ASC") 310-30.  Factors considered in evaluating whether an acquired loan was impaired include delinquency status and history, updated borrower credit status, collateral information, and updated loan-to-value information.  The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference.  The interest component of the cash flows expected to be collected is referred to as the accretable yield and is recognized as interest income over the remaining contractual life of the loan using the level yield method.   Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows will result in a reclassification from the nonaccretable difference to the accretable yield.

Non-accrual, past-due, and accruing restructured loans as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Non-accrual loans:
Commercial and industrial	$—	$—
Commercial, secured by real estate	2,609	4,312
Residential real estate	926	1,079
Consumer	—	—
Agricultural	334	334
Total non-accrual loans	3,869	5,725
Past-due 90 days or more and still accruing	12	23
Total non-accrual and past-due 90 days or more and still accruing	3,881	5,748
Accruing restructured loans	11,606	11,731
Total	$15,487	$17,479

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2017
Balance, beginning of period	$350	$2,179	$885	$96	$60	$5	$3,575
Provision charged to expenses	(2)	90	(107)	23	6	5	15
Losses charged off	—	(262)	(17)	(45)	—	(30)	(354)
Recoveries	5	—	48	17	—	22	92
Balance, end of period	$353	$2,007	$809	$91	$66	$2	$3,328

Three Months Ended March 31, 2016
Balance, beginning of period	$244	$1,908	$854	$54	$66	$3	$3,129
Provision charged to expenses	—	(35)	66	61	(10)	8	90
Losses charged off	—	(23)	(28)	(44)	—	(23)	(118)
Recoveries	3	18	4	10	—	14	49
Balance, end of period	$247	$1,868	$896	$81	$56	$2	$3,150

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
March 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$8	$30	$81	$13	$—	$—	$132
Collectively evaluated for impairment	345	1,977	728	78	66	2	3,196
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$353	$2,007	$809	$91	$66	$2	$3,328

Loans:
Individually evaluated for impairment	$329	$12,036	$1,455	$63	$334	$—	$14,217
Collectively evaluated for impairment	39,332	458,586	257,439	17,672	15,132	138	788,299
Acquired credit impaired loans	405	4,654	2,426	9	—	471	7,965
Balance, end of period	$40,066	$475,276	$261,320	$17,744	$15,466	$609	$810,481

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$9	$55	$100	$13	$—	$—	$177
Collectively evaluated for impairment	341	1,832	785	83	60	5	3,106
Acquired credit impaired loans	—	292	—	—	—	—	292
Balance, end of period	$350	$2,179	$885	$96	$60	$5	$3,575

Loans:
Individually evaluated for impairment	$337	$12,580	$1,518	$52	$334	$—	$14,821
Collectively evaluated for impairment	41,466	458,059	262,266	19,192	14,475	178	795,636
Acquired credit impaired loans	98	6,305	2,471	17	—	455	9,346
Balance, end of period	$41,901	$476,944	$266,255	$19,261	$14,809	$633	$819,803

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

•
Other Assets Especially Mentioned (OAEM) – loans in this category are currently protected but are potentially weak. These loans constitute a risk but not to the point of justifying a classification of substandard.  The credit risk may be relatively minor yet constitute an undue risk in light of the circumstances surrounding a specific asset.

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

•
Doubtful – loans classified in this category have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

A breakdown of the loan portfolio by credit quality indicators at March 31, 2017 and December 31, 2016 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2017
Commercial & industrial	$39,432	$239	$395	$—	$40,066
Commercial, secured by real estate	445,157	6,378	23,741	—	475,276
Residential real estate	257,044	186	4,090	—	261,320
Consumer	17,682	—	62	—	17,744
Agricultural	13,931	—	1,535	—	15,466
Other	609	—	—	—	609
Total	$773,855	$6,803	$29,823	$—	$810,481

December 31, 2016
Commercial & industrial	$41,178	$304	$419	$—	$41,901
Commercial, secured by real estate	443,781	5,479	27,684	—	476,944
Residential real estate	261,839	442	3,974	—	266,255
Consumer	19,182	—	79	—	19,261
Agricultural	13,311	—	1,498	—	14,809
Other	633	—	—	—	633
Total	$779,924	$6,225	$33,654	$—	$819,803

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at March 31, 2017 and December 31, 2016 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
March 31, 2017
Commercial & industrial	$8	$—	$—	$8	$40,058	$40,066	$—
Commercial, secured by real estate	201	—	622	823	474,453	475,276	—
Residential real estate	1,303	75	706	2,084	259,236	261,320	12
Consumer	26	8	—	34	17,710	17,744	—
Agricultural	—	60	334	394	15,072	15,466	—
Other	76	—	—	76	533	609	—
Total	$1,614	$143	$1,662	$3,419	$807,062	$810,481	$12

December 31, 2016
Commercial & industrial	$19	$—	$—	$19	$41,882	$41,901	$—
Commercial, secured by real estate	99	69	127	295	476,649	476,944	—
Residential real estate	686	80	727	1,493	264,762	266,255	20
Consumer	59	16	3	78	19,183	19,261	3
Agricultural	125	—	—	125	14,684	14,809	—
Other	115	—	—	115	518	633	—
Total	$1,103	$165	$857	$2,125	$817,678	$819,803	$23

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Impaired loans, including acquired credit impaired loans, at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2017
With no related allowance recorded:
Commercial & industrial	$416	$548	$—
Commercial, secured by real estate	14,765	15,968	—
Residential real estate	3,190	4,188	—
Consumer	17	18	—
Agricultural	334	334	—
Other	471	628	—
Total	$19,193	$21,684	$—

With an allowance recorded:
Commercial & industrial	$318	$318	$8
Commercial, secured by real estate	1,925	1,925	30
Residential real estate	691	699	81
Consumer	55	55	13
Agricultural	—	—	—
Other	—	—	—
Total	$2,989	$2,997	$132

Total:
Commercial & industrial	$734	$866	$8
Commercial, secured by real estate	16,690	17,893	30
Residential real estate	3,881	4,887	81
Consumer	72	73	13
Agricultural	334	334	—
Other	471	628	—
Total	$22,182	$24,681	$132

December 31, 2016
With no related allowance recorded:
Commercial & industrial	$109	$263	$—
Commercial, secured by real estate	14,195	15,522	—
Residential real estate	3,238	4,286	—
Consumer	26	27	—
Agricultural	334	334	—
Other	455	629	—
Total	$18,357	$21,061	$—

With an allowance recorded:
Commercial & industrial	$326	$326	$9
Commercial, secured by real estate	4,690	4,946	347
Residential real estate	751	751	100
Consumer	43	43	13
Agricultural	—	—	—
Other	—	—	—
Total	$5,810	$6,066	$469

Total:
Commercial & industrial	$435	$589	$9
Commercial, secured by real estate	18,885	20,468	347
Residential real estate	3,989	5,037	100
Consumer	69	70	13
Agricultural	334	334	—
Other	455	629	—
Total	$24,167	$27,127	$469

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three months ended March 31, 2017 and 2016 (in thousands):

	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31,
With no related allowance recorded:
Commercial & industrial	$261	$26	$978	$29
Commercial, secured by real estate	15,859	186	17,631	387
Residential real estate	3,219	89	3,778	67
Consumer	21	—	41	7
Agricultural	334	—	422	12
Other	463	18	495	20
Total	$20,157	$319	$23,345	$522

With an allowance recorded:
Commercial & industrial	$322	$4	$352	$5
Commercial, secured by real estate	1,931	24	2,624	19
Residential real estate	704	8	834	10
Consumer	52	1	61	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$3,009	$37	$3,871	$35

Total:
Commercial & industrial	$583	$30	$1,330	$34
Commercial, secured by real estate	17,790	210	20,255	406
Residential real estate	3,923	97	4,612	77
Consumer	73	1	102	8
Agricultural	334	—	422	12
Other	463	18	495	20
Total	$23,166	$356	$27,216	$557

Of the interest income recognized on impaired loans during the three months ended March 31, 2017 and 2016, approximately $0 and $0, respectively, were recognized on a cash basis.

Loan modifications that were classified as troubled debt restructurings during the three months ended March 31, 2017 and 2016 are as follows (dollars in thousands):

	2017			2016
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended March 31,
Commercial & industrial	—	$—	$—	—	$—	$—
Commercial, secured by real estate	—	—	—	1	299	372
Residential real estate	1	18	9	1	18	18
Consumer	1	14	14	1	17	17
Total	2	$32	$23	3	$334	$407

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Each restructured loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s ability to pay the debt as modified.  Modifications may include interest only payments for a period of time, temporary or permanent reduction of the loan’s interest rate, capitalization of delinquent interest, forgiveness of principal, or extensions of the maturity date. Post-modification balances of newly restructured troubled debt by type of modification for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
Three Months Ended March 31, 2017
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	9	—	9
Consumer	14	—	—	—	—	14
Total	$14	$—	$—	$9	$—	$23

Three Months Ended March 31, 2016
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	372	372
Residential real estate	18	—	—	—	—	18
Consumer	—	17	—	—	—	17
Total	$18	$17	$—	$—	$372	$407

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

Two commercial, secured by real estate loans to the same borrower totaling $1,236,000 that were modified during the fourth quarter 2016 subsequently defaulted in February 2017. There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three months ended March 31, 2016 and that remained in default at period end.

Approximately $23,000 of impaired loans without a valuation allowance and $0 of impaired loans with a valuation allowance at March 31, 2017 consisted of loans that were modified during the three month ended March 31, 2017 and were determined to be troubled debt restructurings.  Approximately $375,000 of impaired loans without a valuation allowance and $34,000 of impaired loans with a valuation allowance at March 31, 2016 consisted of loans that were modified during the three months ended March 31, 2016 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at March 31, 2017 and December 31, 2016 were approximately $99,324,000 and $100,982,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at March 31, 2017 was $402,000.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Acquired Credit Impaired Loans

The following table provides at March 31, 2017 and December 31, 2016 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	March 31, 2017	December 31, 2016
Commercial & industrial	$405	$98
Commercial, secured by real estate	4,654	6,305
Residential real estate	2,426	2,471
Consumer	9	17
Other loans, including deposit overdrafts	471	455
	7,965	9,346
Less allowance for loan losses	—	292
Loans, net	$7,965	$9,054

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Outstanding balance	$10,387	$12,289
Carrying amount	7,965	9,346

Activity during the three months ended March 31, 2017 and 2016 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	2017	2016
Accretable discount at beginning of year	$1,080	$1,503
Reclass from nonaccretable discount to accretable discount	99	75
Less disposals	(170)	(3)
Less accretion	(113)	(237)
Accretable discount at end of period	$896	$1,338

Note 5 - Affordable Housing Tax Credit Limited Partnership

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Affordable Housing Tax Credit Limited Partnership (continued)

The following table presents the balances of LCNB's affordable housing tax credit investments, included in other assets in the consolidated condensed balance sheets, and related unfunded commitments, included in accrued interest and other liabilities in the consolidated condensed balance sheets, at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Affordable housing tax credit investment	$2,000	$2,000
Less amortization	134	93
Net affordable housing tax credit investment	$1,866	$1,907

Unfunded commitment	$1,617	$1,617

LCNB expects to fund the unfunded commitment over 10.00 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Tax credits and other tax benefits recognized	$51	$28
Tax credit amortization expense included in provision for income taxes	41	20

Note 6 – Borrowings

Short-term borrowings at March 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
FHLB short-term advance	$—	—%	$25,000	0.63%
Repurchase agreements	15,957	0.10%	17,040	0.10%
	$15,957	0.10%	$42,040	0.42%

Repurchase agreements are an option customers may use in managing their cash positions and mature the next business day after issuance. Repurchase agreements at March 31, 2017 and December 31, 2016 were fully secured by U.S. Agency notes and such collateral securities were held by the Federal Reserve Bank.

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $224 million and $229 million at March 31, 2017 and December 31, 2016, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended March 31,
	2017	2016
Statutory tax rate	34.6%	34.2%
Increase (decrease) resulting from:
Tax exempt interest	(6.1)%	(6.3)%
Tax exempt income on bank owned life insurance	(1.5)%	(1.4)%
Other, net	(0.2)%	—%
Effective tax rate	26.8%	26.5%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Commitments to extend credit:
Commercial loans	$2,795	$10,350
Other loans
Fixed rate	3,464	4,425
Adjustable rate	1,598	1,044
Unused lines of credit:
Fixed rate	11,329	9,731
Adjustable rate	82,548	80,222
Unused overdraft protection amounts on demand and NOW accounts	16,955	17,123
Standby letters of credit	657	657
	$119,346	$123,552

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn on line of credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8     – Commitments and Contingent Liabilities (continued)

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2017 totaled approximately $2,140,000, which includes estimated remaining costs for construction of a new Operations Center in Lebanon, Ohio.

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

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and the year ended December 31, 2016 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Three Months Ended March 31, 2017:
Balance at beginning of period	$(2,633)	$16	$(2,617)
Before reclassifications	528	—	528
Reclassifications	—	—	—
Balance at end of period	$(2,105)	$16	$(2,089)

Year Ended December 31, 2016:
Balance at beginning of period	$469	$(233)	$236
Before reclassifications	(2,390)	249	(2,141)
Reclassifications	(712)	—	(712)
Balance at end of period	$(2,633)	$16	$(2,617)

Reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2017 and 2016 and the affected line items in the consolidated condensed statements of income are as follows (in thousands):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
	2017	2016
Realized gain on sale of securities	$—	$371	Net gain on sales of securities
Less provision for income taxes	—	126	Provision for income taxes
Reclassification adjustment, net of taxes	$—	$245

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three-month periods ended March 31, 2017 and 2016 are as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Qualified noncontributory defined benefit retirement plan	$260	$220
401(k) plan	102	83

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2017 and 2016 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$—	$10
Interest cost	17	19
Amortization of unrecognized net loss	—	42
Net periodic pension cost	$17	$71

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at March 31, 2017 and December 31, 2016 for the nonqualified defined benefit retirement plan consists of (in thousands):

	March 31, 2017	December 31, 2016
Net actuarial loss	$(16)	$(16)
Past service cost	—	—
Total recognized in accumulated other comprehensive income (loss), net of tax	$(16)	$(16)

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Stock Based Compensation

LCNB established an Ownership Incentive Plan (the "2002 Plan") during 2002 that allowed for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards were made in the form of stock options, share awards, and/or appreciation rights.  The 2002 Plan provided for the issuance of up to 200,000 shares of common stock. The 2002 Plan expired on April 16, 2012. Any outstanding unexercised options, however, continue to be exercisable in accordance with their terms.

The 2015 Ownership Incentive Plan (the "2015 Plan") was ratified by LCNB's shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2015 Plan provides for the issuance of up to 450,000 shares of common stock. The 2015 Plan will terminate on April 28, 2025 and is subject to earlier termination by the Compensation Committee.

Stock-based awards may be in the form of treasury shares or newly issued shares.

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at March 31, 2017 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	4,356	$9.00	1.8	4,356	$9.00	1.8
$11.00 - $12.99	15,909	12.08	3.4	15,909	12.08	3.4
	20,265	11.42	3.1	20,265	11.42	3.1

The following table summarizes stock option activity for the periods indicated:

	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	24,669	$12.17	83,861	$12.39
Exercised	(3,398)	14.97	—	—
Expired	(1,006)	17.88	(6,400)	18.95
Outstanding, March 31,	20,265	11.42	77,461	11.85
Exercisable, March 31,	20,265	11.42	74,962	11.82

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	2017	2016
Intrinsic value of options exercised	$25	$—
Cash received from options exercised	51	—
Tax benefit realized from options exercised	5	—

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Stock Based Compensation (continued)

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at March 31, 2017 that were "in the money" (market price greater than exercise price) was $252,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $252,000.  The aggregate intrinsic value for options outstanding at March 31, 2016 that were in the money was $339,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $330,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Total expense related to options included in salaries and employee benefits for the three months ended March 31, 2017 and 2016 was $1,000 and $1,000, respectively. The related tax benefit for the three months ended March 31, 2017 and 2016 was $0 and $0, respectively. Compensation cost related to option awards was recognized in full during the first quarter 2017.

Restricted stock awards granted under the 2015 Plan were as follows:

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	8,624	$15.47	16,038	$15.47
Granted	4,027	22.60	—	—
Outstanding, March 31,	12,651	$17.74	16,038	$15.47

Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three months ended March 31, 2017 and 2016 was $56,000 and $22,000, respectively. The related tax benefit for the three months ended March 31, 2017 and 2016 was $19,000 and $8,000, respectively. Unrecognized compensation expense for restricted stock awards was $102,000 at March 31, 2017 and is expected to be recognized over a period of 4.83 years.

Note 12 – Earnings per Common Share

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Earnings per Common Share (continued)

Earnings per share for the three months ended March 31, 2017 and 2016 were calculated as follows (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2017	2016
Net income	$3,246	$2,964
Less allocation of earnings and dividends to participating securities	2	—
Net income allocated to common shareholders	$3,244	$2,964

Weighted average common shares outstanding, gross	10,001,087	9,916,114
Less average participating securities	6,033	—
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	9,995,054	9,916,114
Add dilutive effect of:
Stock options	7,824	17,225
Stock warrants	—	63,487
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	10,002,878	9,996,826

Earnings per common share:
Basic	$0.32	$0.30
Diluted	0.32	0.30

Options to purchase 0 and 6,562 shares of common stock at a weighted average price of $0.00 and $17.88 per share were outstanding at March 31, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

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
The majority of LCNB's financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income (loss).

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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

Assets that may be recorded at fair value on a nonrecurring basis include impaired loans, other real estate owned, and other repossessed assets.  A loan is considered impaired when management believes it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate or the fair value of collateral if the loan is collateral dependent, if this value is less than the loan balance.  These inputs are considered to be level 3.

Other real estate owned is adjusted to fair value upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  These inputs are also considered to be level 3.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$33,305	$33,305	$—	$—
U.S. Agency notes	90,325	—	90,325	—
U.S. Agency mortgage-backed securities	67,968	—	67,968	—
Municipal securities:
Non-taxable	112,486	—	112,486	—
Taxable	19,351	—	19,351	—
Mutual funds	1,000	—	1,000	—
Mutual funds measured at net asset value (a)	1,491
Trust preferred securities	49	49	—	—
Equity securities	701	701	—	—
Total recurring fair value measurements	$326,676	$34,055	$291,130	$—

Nonrecurring fair value measurements:
Impaired loans	$2,857	$—	$—	$2,857

December 31, 2016
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$28,145	$28,145	$—	$—
U.S. Agency notes	85,400	—	85,400	—
U.S. Agency mortgage-backed securities	71,047	—	71,047	—
Municipal securities:
Non-taxable	113,015	—	113,015	—
Taxable	19,845	—	19,845	—
Mutual funds	1,000	—	1,000	—
Mutual funds measured at net asset value (a)	1,482
Trust preferred securities	48	48	—	—
Equity securities	677	677	—	—
Total recurring fair value measurements	$320,659	$28,870	$290,307	$—

Nonrecurring fair value measurements:
Impaired loans	$5,340	$—	$—	$5,340

(a)
In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Condensed Balance Sheets.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2017 and December 31, 2016 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
March 31, 2017
Impaired loans	$2,857	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	3.25%	5.62%

December 31, 2016
Impaired loans	$5,340	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	4.50%	5.56%

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
FINANCIAL ASSETS:
Cash and cash equivalents	$33,274	$33,274	$33,274	$—	$—
Investment securities, held-to-maturity	38,455	38,012	—	—	38,012
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	807,153	790,919	—	—	790,919
Accrued interest receivable	4,176	4,176	—	4,176	—

FINANCIAL LIABILITIES:
Deposits	1,148,198	1,150,366	934,924	215,442	—
Short-term borrowings	15,957	15,957	15,957	—	—
Long-term debt	480	491	—	491	—
Accrued interest payable	280	280	—	280	—

December 31, 2016
FINANCIAL ASSETS:
Cash and cash equivalents	$18,865	$18,865	$18,865	$—	$—
Investment securities, held-to-maturity	41,003	40,490	—	—	40,490
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	816,228	799,791	—	—	799,791
Accrued interest receivable	3,559	3,559	—	3,559	—

FINANCIAL LIABILITIES:
Deposits	1,110,905	1,113,187	896,147	217,040	—
Short-term borrowings	42,040	42,040	42,040	—	—
Long-term debt	598	614	—	614	—
Accrued interest payable	307	307	—	307	—

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at March 31, 2017 and December 31, 2016.

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

Note 14 – Recent Accounting Pronouncements

 From time to time the FASB issues an ASU to communicate changes to U.S. generally accepted accounting principles. The following information provides brief summaries of newly issued but not yet effective ASUs that could have an effect on LCNB’s financial position or results of operations:

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Recent Accounting Pronouncements (continued)

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Recent Accounting Pronouncements (continued)

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

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from amortization of the right-of-use asset. Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight-line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. LCNB estimates that it will recognize discounted right-of-use assets and lease liabilities totaling approximately $5 million for current leases outstanding. This projection is based on various assumptions, including the level of interest rates and no significant increases in leasing activity, that may change between now and the effective date.

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

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Recent Accounting Pronouncements (continued)

ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment"
ASU No. 2017-04 was issued in January 2017 and applies to public and other entities that have goodwill reported in their financial statements. To simplify the subsequent measurement of goodwill, this ASU eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this update on a prospective basis for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.

ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost"
ASU No. 2017-07 was issued in March 2017 and applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in ASU No. 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement.

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;

2.	LCNB may incur increased charge-offs in the future;

3.	LCNB may face competitive loss of customers;

4.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

5.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

6.	changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

7.	LCNB may experience difficulties growing loan and deposit balances;

8.	the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations;

9.
deterioration in the financial condition of the U.S. banking system may impact the valuations of investments LCNB has made in the securities of other financial institutions resulting in either actual losses or other-than-temporary impairments on such investments; and

10.
the effects of the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations promulgated and to be promulgated thereunder, which may subject LCNB and its subsidiaries to a variety of new and more stringent legal and regulatory requirements which adversely affect their respective businesses.

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

Accounting for Intangibles.  LCNB’s intangible assets at March 31, 2017 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations

Net income for the three months ended March 31, 2017 was $3,246,000 (total basic and diluted earnings per share of $0.32). This compares to net income of $2,964,000 (total basic and diluted earnings per share of $0.30) for the same three-month period in 2016. Return on average assets (ROAA) was 1.01% and the return on average equity (ROAE) was 9.10%. This compares to an ROAA of 0.93% and an ROAE of 8.37% for the first quarter of 2016.

Net interest income for the three months ended March 31, 2017 increased $215,000 over the comparable periods in 2016, due primarily to growth in LCNB's loan portfolio, partially offset by a decrease in the average rate earned on the portfolio.

The provision for loan losses for the three months ended March 31, 2017 was $75,000 less than the comparable period in 2016. Net loan charge-offs for the three months ended March 31, 2017 totaled $262,000, as compared to net charge-offs of $69,000 for the three months ended March 31, 2016. Non-accrual loans and loans past due 90 days or more and still accruing interest decreased $1,867,000, from $5,748,000 or 0.70% of total loans at December 31, 2016, to $3,881,000 or 0.48% of total loans at March 31, 2017. The decrease is primarily due to two non-accrual commercial real estate loans to the same borrower with a carrying value of $1,236,000 at December 31, 2016 that were transferred into other real estate owned and subsequently sold during the first quarter 2017.

Non-interest income for the three months ended March 31, 2017 was $212,000 less than the comparable periods in 2016 primarily due to the absence of $371,000 in gains from sales of securities recognized during the first quarter 2016.

Non-interest expense for the three months ended March 31, 2017 was $324,000 less than the comparable period in 2016 primarily due to the absence of a $251,000 penalty incurred during the first quarter 2016 to pre-pay a Federal Home Loan Bank borrowing bearing an interest rate of 5.25%. The borrowing was paid off to reduce future interest expense on long-term debt.

LCNB CORP. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2017 and 2016, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$813,597	$8,915	4.44%	$772,204	$8,627	4.49%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing demand deposits	8,287	16	0.78%	9,857	10	0.41%
Federal Reserve Bank stock	2,732	—	—%	2,732	—	—%
Federal Home Loan Bank stock	3,638	41	4.57%	3,638	37	4.09%
Investment securities:
Taxable	215,480	1,093	2.06%	253,681	1,189	1.89%
Non-taxable (2)	144,649	1,222	3.43%	129,597	1,152	3.58%
Total earnings assets	1,188,383	11,287	3.85%	1,171,709	11,015	3.78%
Non-earning assets	123,765			109,435
Allowance for loan losses	(3,557)			(3,130)
Total assets	$1,308,591			$1,278,014

Savings deposits	$645,953	146	0.09%	$641,769	158	0.10%
IRA and time certificates	213,544	697	1.32%	217,473	665	1.23%
Short-term borrowings	28,500	30	0.43%	20,710	14	0.27%
Long-term debt	537	4	3.02%	1,256	12	3.84%
Total interest-bearing liabilities	888,534	877	0.40%	881,208	849	0.39%
Demand deposits	265,960			245,088
Other liabilities	9,425			9,271
Capital	144,672			142,447
Total liabilities and capital	$1,308,591			$1,278,014
Net interest rate spread (3)			3.45%			3.39%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$10,410	3.55%		$10,166	3.49%
Ratio of interest-earning assets to interest-bearing liabilities	133.75%			132.97%
(1)Includes non-accrual loans, if any.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34.6% for 2017 and 34.2% for
2016.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2017 as compared to the same period in 2016.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2017 vs. 2016 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$456	$(168)	$288
Federal funds sold	—	—	—
Interest-bearing demand deposits	(2)	8	6
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	4	4
Investment securities:
Taxable	(189)	93	(96)
Non-taxable	129	(59)	70
Total interest income	394	(122)	272
Interest-bearing Liabilities:
Savings deposits	1	(13)	(12)
IRA and time certificates	(12)	44	32
Short-term borrowings	6	10	16
Long-term debt	(6)	(2)	(8)
Total interest expense	(11)	39	28
Net interest income	$405	$(161)	$244

Net interest income on a fully tax-equivalent basis for the three months ended March 31, 2017 totaled $10,410,000, an increase of $244,000 over the comparable period in 2016.  Total interest income increased $272,000 and total interest expense increased $28,000.

The increase in total interest income was due primarily to a $41.4 million increase in average loans, partially offset by a 5 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans.

The increase in total interest expense was due primarily to a 9 basis point increase in IRA and time certificates, partially offset by a $3.9 million decrease in average balance of these deposits. A secondary factor was a 16 basis point increase in the average rate paid on short-term borrowings, along with a $7.8 million increase in the average balance of such borrowings.

Provision and Allowance For Loan Losses
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three months ended March 31, 2017 was $15,000, as compared to $90,000 for the same period in 2016. Net charge-offs for the three months ended March 31, 2017 was $262,000, as compared to net charge-offs of $69,000 for the comparable period in 2016.

Non-Interest Income
Non-interest income for the three months ended March 31, 2017 was $212,000 less than the comparable periods in 2016 primarily due to the absence of $371,000 in gains from sales of securities recognized during the first quarter 2016.

LCNB CORP. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense
Non-interest expense for the three months ended March 31, 2017 was $324,000 less than the comparable period in 2016 primarily due to the absence of a $251,000 penalty incurred during the first quarter 2016 to pre-pay a Federal Home Loan Bank borrowing bearing an interest rate of 5.25%. The borrowing was paid off to reduce future interest expense on long-term debt.

Also contributing to the decrease in non-interest expense was a $61,000 decrease in FDIC insurance premiums, resulting primarily from a change by the FDIC in the calculation method for quarterly premiums.

Income Taxes
LCNB's effective tax rates for the three months ended March 31, 2017 and 2016 were 26.8% and 26.5%, respectively.  The difference between the blended statutory rate of 34.6% and 34.2% for 2017 and 2016, respectively, and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition
Interest-bearing demand deposits, a component of total cash and cash equivalents in the asset section of the balance sheet, was $18.1 million greater at March 31, 2017 than at December 31, 2016 because of a $29.1 million increase in public fund deposits. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, public fund deposits tend to be at their lowest balances at year-ends.

Available-for-sale investment securities at March 31, 2017 were $6.0 million greater than at December 31, 2016 and held-to-maturity investment securities were $2.5 million less at March 31, 2017 than at December 31, 2016. Investment securities in the available-for-sale category increased primarily due to purchases totaling $9.9 million, partially offset by maturities and calls totaling $4.2 million. Investment securities in the held-to-maturity category decreased primarily due to maturities and calls totaling $5.4 million, partially offset by purchases totaling $2.9 million.

Net loans at March 31, 2017 were $9.1 million less than at December 31, 2016. Loan originations for the first quarter 2017 totaled $44.7 million, but were more than offset by paydowns, payoffs, and a transfer to other real estate owned. The largest portion of the decrease was in residential real estate loans, which decreased $4.9 million. The remainder of the decrease was spread among smaller decreases in other loan categories.

Net premises and equipment at March 31, 2017 was $2.9 million greater than at December 31, 2016 primarily due to construction costs paid for a new Operations Center in Lebanon, Ohio.

Total deposits at March 31, 2017 were $37.3 million greater than at December 31, 2016. Included in this increase was the $29.1 million increase in public fund deposits by local government entities that was mentioned above.

The increase in total deposits contributed to the $18.1 million increase in interest-bearing demand deposits mentioned above and to a $26.1 million decrease in short-term borrowings between the same two dates.

Shareholders' equity at March 31, 2017 was $2.4 million greater than at December 31, 2016, primarily due to earnings retained and an increase in accumulated other comprehensive income (loss), net of taxes, resulting from market driven increases in the market value of investments securities.

Regulatory Capital
LCNB (consolidated) and the Bank must meet certain minimum capital requirements set by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's and Bank's financial statements. LCNB’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

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

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy:

	Minimum Requirement	Minimum Requirement with Capital Conservation Buffer for 2017	To Be Considered Well-Capitalized
Ratio of Common Equity Tier 1 Capital to risk-weighted assets	4.5%	5.75%	6.5%
Ratio of Tier 1 Capital to risk-weighted assets	6.0%	7.25%	8.0%
Ratio of Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets	8.0%	9.25%	10.0%
Leverage Ratio (Tier 1 Capital to adjusted quarterly average total assets)	4.0%	N/A	5.0%

As of the most recent notification from their regulators, the Bank and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's or LCNB's category.

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Regulatory Capital:
Shareholders' equity	$145,318	$142,944
Goodwill and other intangibles	(33,359)	(32,676)
Accumulated other comprehensive (income) loss	2,089	2,617
Tier 1 risk-based capital	114,048	112,885
Eligible allowance for loan losses	3,328	3,575
Total risk-based capital	$117,376	$116,460
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.27%	13.00%
Tier 1 Capital to risk-weighted assets	13.27%	13.00%
Total Capital to risk-weighted assets	13.66%	13.41%
Leverage	8.92%	8.81%

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

LCNB CORP. AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At March 31, 2017, LCNB's liquid assets amounted to $360.0 million or 27.3% of total assets.  This compares to liquid assets totaling $339.5 million, or 26.0% of total assets, at December 31, 2016.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 82.9% of total deposits at March 31, 2017 were "core" deposits, compared to 85.0% of deposits at December 31, 2016. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.
Secondary sources of liquidity include LCNB's ability to sell loan participations, borrow funds from the FHLB, purchase federal funds, issue repurchase agreements, or using lines of credit established with two other banks.

Management closely monitors the level of liquid assets available to meet ongoing funding needs.  It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost.  LCNB experienced no liquidity or operational problems as a result of the current liquidity levels.

LCNB CORP. AND SUBSIDIARY

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2017 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$43,912	2,582	6.25%
Up 200	42,987	1,657	4.01%
Up 100	42,118	788	1.91%
Base	41,330	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2017 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$141,586	(7,767)	(5.20)%
Up 200	143,189	(6,164)	(4.13)%
Up 100	144,607	(4,746)	(3.18)%
Base	149,353	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2017, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

PART II.  OTHER INFORMATION

LCNB CORP. AND SUBSIDIARY

Item 1.	Legal Proceedings

Except for routine litigation incidental to its business, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any material proceedings.

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

LCNB CORP. AND SUBSIDIARY

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

LCNB CORP. AND SUBSIDIARY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 3, 2017	/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer and President

May 3, 2017	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer