Form 10-Q
period 2017-06-30
LCNB CORP
filed 2017-08-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 7, 2017 was 10,008,122 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Cash and due from banks	$19,399	$18,378
Interest-bearing demand deposits	10,568	487
Total cash and cash equivalents	29,967	18,865
Investment securities:
Available-for-sale, at fair value	328,788	320,659
Held-to-maturity, at cost	38,437	41,003
Federal Reserve Bank stock, at cost	2,732	2,732
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	823,551	816,228
Premises and equipment, net	34,980	30,244
Goodwill	30,183	30,183
Core deposit and other intangibles	4,202	4,582
Bank owned life insurance	27,604	27,307
Other assets	11,489	11,358
TOTAL ASSETS	$1,335,571	$1,306,799

LIABILITIES:
Deposits:
Noninterest-bearing	$275,346	$271,332
Interest-bearing	868,574	839,573
Total deposits	1,143,920	1,110,905
Short-term borrowings	31,712	42,040
Long-term debt	402	598
Accrued interest and other liabilities	11,610	10,312
TOTAL LIABILITIES	1,187,644	1,163,855

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 10,767,631 and 10,751,652 shares at June 30, 2017 and December 31, 2016, respectively	76,785	76,490
Retained earnings	83,782	80,736
Treasury shares at cost, 753,627 shares at June 30, 2017 and December 31, 2016	(11,665)	(11,665)
Accumulated other comprehensive income (loss), net of taxes	(975)	(2,617)
TOTAL SHAREHOLDERS' EQUITY	147,927	142,944
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,335,571	$1,306,799

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$8,823	$8,892	$17,738	$17,519
Interest on investment securities:
Taxable	1,149	1,187	2,242	2,376
Non-taxable	795	794	1,594	1,552
Other investments	167	135	224	182
TOTAL INTEREST INCOME	10,934	11,008	21,798	21,629
INTEREST EXPENSE:
Interest on deposits	846	870	1,689	1,693
Interest on short-term borrowings	12	8	42	22
Interest on long-term debt	3	5	7	17
TOTAL INTEREST EXPENSE	861	883	1,738	1,732
NET INTEREST INCOME	10,073	10,125	20,060	19,897
PROVISION FOR LOAN LOSSES	222	396	237	486
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,851	9,729	19,823	19,411
NON-INTEREST INCOME:
Trust income	881	837	1,733	1,600
Service charges and fees on deposit accounts	1,312	1,243	2,534	2,436
Net gain on sales of securities	140	279	140	650
Bank owned life insurance income	297	191	486	360
Gains from sales of loans	63	61	102	102
Other operating income	97	139	225	244
TOTAL NON-INTEREST INCOME	2,790	2,750	5,220	5,392
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,703	4,532	9,229	9,095
Equipment expenses	264	239	475	488
Occupancy expense, net	636	588	1,204	1,157
State franchise tax	286	276	570	557
Marketing	216	201	359	368
Amortization of intangibles	188	188	373	375
FDIC insurance premiums	108	162	212	327
Contracted services	375	223	623	450
Other real estate owned	—	356	5	385
Other non-interest expense	1,835	1,703	3,529	3,558
TOTAL NON-INTEREST EXPENSE	8,611	8,468	16,579	16,760
INCOME BEFORE INCOME TAXES	4,030	4,011	8,464	8,043
PROVISION FOR INCOME TAXES	1,027	1,043	2,215	2,111
NET INCOME	$3,003	$2,968	$6,249	$5,932

Dividends declared per common share	$0.16	$0.16	$0.32	$0.32
Earnings per common share:
Basic	$0.30	$0.30	$0.62	$0.60
Diluted	0.30	0.29	0.62	0.59
Weighted average common shares outstanding:
Basic	10,004,422	9,922,024	9,999,765	9,919,070
Diluted	10,011,312	9,940,323	10,007,192	9,969,302

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$3,003	$2,968	$6,249	$5,932
Other comprehensive income:
Net unrealized gain on available-for-sale securities (net of taxes of $638 and $742 for the three months ended June 30, 2017 and 2016, respectively, and $894 and $2,332 for the six months ended June 30, 2017 and 2016, respectively)	1,206	1,439	1,734	4,526
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $48 and $95 for the three months ended June 30, 2017 and 2016, respectively, and $48 and $221 for the six months ended June 30, 2017 and 2016, respectively)	(92)	(184)	(92)	(429)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $0 and $14 for the three months ended June 30, 2017 and 2016, respectively, and $0 and $28 for the six months ended June 30, 2017 and 2016, respectively)	—	28	—	56
Other comprehensive income, net of tax	1,114	1,283	1,642	4,153
TOTAL COMPREHENSIVE INCOME	$4,117	$4,251	$7,891	$10,085

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2015	9,925,547	$76,908	$74,629	$(11,665)	$236	$140,108
Net income			5,932			5,932
Other comprehensive income, net of taxes					4,153	4,153
Dividend Reinvestment and Stock Purchase Plan	11,715	192				192
Repurchase of stock warrants		(1,545)				(1,545)
Compensation expense relating to stock options		2				2
Compensation expense relating to restricted stock		45				45
Common stock dividends, $0.32 per share			(3,177)			(3,177)
Balance at June 30, 2016	9,937,262	$75,602	$77,384	$(11,665)	$4,389	$145,710

Balance at December 31, 2016	9,998,025	$76,490	$80,736	$(11,665)	$(2,617)	$142,944
Net income			6,249			6,249
Other comprehensive income, net of taxes					1,642	1,642
Dividend Reinvestment and Stock Purchase Plan	8,554	180				180
Exercise of stock options	3,398	51				51
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock	4,027	63				63
Common stock dividends, $0.32 per share			(3,203)			(3,203)
Balance at June 30, 2017	10,014,004	$76,785	$83,782	$(11,665)	$(975)	$147,927

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,249	$5,932
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,668	1,680
Provision for loan losses	237	486
Increase in cash surrender value of bank owned life insurance	(379)	(360)
Bank owned life insurance mortality benefits in excess of cash surrender value	(107)	—
Realized gain from sales of securities available-for-sale	(140)	(650)
Realized (gain) loss from sales of premises and equipment	(23)	35
Realized loss from sales and write-downs of other real estate owned and repossessed assets	3	346
Origination of mortgage loans for sale	(4,416)	(4,850)
Realized gains from sales of loans	(102)	(102)
Proceeds from sales of mortgage loans	4,464	4,907
Penalty for prepayment of long-term debt	—	251
Compensation expense related to stock options	1	2
Compensation expense related to restricted stock	63	45
Changes in:
Accrued income receivable	63	(224)
Other assets	(1,039)	46
Other liabilities	1,297	(613)
TOTAL ADJUSTMENTS	1,590	999
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	7,839	6,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	12,243	36,529
Proceeds from maturities and calls of investment securities:
Available-for-sale	8,288	33,025
Held-to-maturity	7,941	3,342
Purchases of investment securities:
Available-for-sale	(26,950)	(38,915)
Held-to-maturity	(5,375)	(20,156)
Net (increase) decrease in loans	(8,222)	(29,740)
Purchase of bank owned life insurance	—	(4,000)
Proceeds from bank owned life insurance mortality benefits	189	—
Proceeds from sale of other real estate owned and repossessed assets	971	—
Additions to other real estate owned	—	(182)
Purchases of premises and equipment	(5,561)	(3,565)
Proceeds from sale of premises and equipment	220	61
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(16,256)	(23,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	33,015	37,538
Net decrease in short-term borrowings	(10,328)	(6,846)
Principal payments on long-term debt	(196)	(5,221)
Penalty for prepayment of long-term debt	—	(251)
Proceeds from issuance of common stock	21	30
Repurchase of stock warrants	—	(1,545)
Proceeds from exercise of stock options	51	—
Cash dividends paid on common stock	(3,044)	(3,015)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,519	20,690
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,102	4,020
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,865	14,987
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,967	$19,007
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,768	$1,780
Income taxes paid	1,400	2,160
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	974	—

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements include LCNB Corp. ("LCNB") and its wholly-owned subsidiaries: LCNB National Bank (the "Bank") and LCNB Risk Management, Inc., a captive insurance company which was incorporated in Nevada during the second quarter 2017. All material intercompany transactions and balances are eliminated in consolidation.

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

Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2016 Annual Report on Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of investment securities at June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
Available-for-Sale:
U.S. Treasury notes	$21,135	$77	$3	$21,209
U.S. Agency notes	96,921	161	1,134	95,948
U.S. Agency mortgage-backed securities	74,949	73	1,061	73,961
Municipal securities:
Non-taxable	111,651	902	758	111,795
Taxable	22,420	246	63	22,603
Mutual funds	2,546	—	39	2,507
Trust preferred securities	49	1	—	50
Equity securities	632	88	5	715
	$330,303	$1,548	$3,063	$328,788

Held-to-Maturity:
Municipal securities:
Non-taxable	$33,282	$95	$122	$33,255
Taxable	5,155	—	124	5,031
	$38,437	$95	$246	$38,286

December 31, 2016
Available-for-Sale:
U.S. Treasury notes	$28,180	$41	$76	$28,145
U.S. Agency notes	87,098	150	1,848	85,400
U.S. Agency mortgage-backed securities	72,402	89	1,444	71,047
Municipal securities:
Non-taxable	114,064	574	1,623	113,015
Taxable	19,710	220	85	19,845
Mutual funds	2,527	—	45	2,482
Trust preferred securities	49	—	1	48
Equity securities	632	55	10	677
	$324,662	$1,129	$5,132	$320,659

Held-to-Maturity:
Municipal securities:
Non-taxable	$31,015	$56	$352	$30,719
Taxable	9,988	—	217	9,771
	$41,003	$56	$569	$40,490

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning investment securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Available-for-Sale:
U.S. Treasury notes	$1,300	$3	$—	$—
U.S. Agency notes	78,483	1,134	—	—
U.S. Agency mortgage-backed securities	58,733	939	3,271	122
Municipal securities:
Non-taxable	39,578	758	—	—
Taxable	10,833	62	450	1
Mutual funds	1,225	30	282	9
Trust preferred securities	—	—	—	—
Equity securities	24	1	29	4
	$190,176	$2,927	$4,032	$136

Held-to-Maturity:
Municipal securities:
Non-taxable	$19,188	78	2,622	44
Taxable	3,176	124	—	—
	$22,364	$202	$2,622	$44

December 31, 2016
Available-for-Sale:
U.S. Treasury notes	$16,076	$76	$—	$—
U.S. Agency notes	69,784	1,848	—	—
U.S. Agency mortgage-backed securities	64,564	1,310	3,518	134
Municipal securities:
Non-taxable	72,867	1,621	451	2
Taxable	9,721	82	450	3
Mutual funds	1,205	37	277	8
Trust preferred securities	49	1	—	—
Equity securities	201	10	—	—
	$234,467	$4,985	$4,696	$147

Held-to-Maturity:
Municipal securities:
Non-taxable	$20,429	$251	$2,564	$101
Taxable	8,030	217	—	—
	$28,459	$468	$2,564	$101

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Management has determined that the unrealized losses at June 30, 2017 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at June 30, 2017 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$12,940	$12,981	$6,191	$6,221
Due from one to five years	110,596	111,142	4,082	4,064
Due from five to ten years	121,060	120,190	10,322	10,266
Due after ten years	7,531	7,242	17,842	17,735
	252,127	251,555	38,437	38,286
U.S. Agency mortgage-backed securities	74,949	73,961	—	—
Mutual funds	2,546	2,507	—	—
Trust preferred securities	49	50	—	—
Equity securities	632	715	—	—
	$330,303	$328,788	$38,437	$38,286

Investment securities with a market value of $195,610,000 and $149,990,000 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$12,243	$16,100	$12,243	$36,529
Gross realized gains	140	300	140	671
Gross realized losses	—	21	—	21

Realized gains or losses from the sale of securities are computed using the specific identification method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans

Major classifications of loans at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Commercial and industrial	$38,651	$41,878
Commercial, secured by real estate	495,255	477,275
Residential real estate	258,710	265,788
Consumer	17,475	19,173
Agricultural	16,014	14,802
Other loans, including deposit overdrafts	547	633
	826,652	819,549
Deferred origination costs (fees), net	281	254
	826,933	819,803
Less allowance for loan losses	3,382	3,575
Loans, net	$823,551	$816,228

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

Non-accrual, past-due, and accruing restructured loans as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Non-accrual loans:
Commercial and industrial	$—	$—
Commercial, secured by real estate	2,493	4,312
Residential real estate	1,076	1,079
Consumer	—	—
Agricultural	178	334
Total non-accrual loans	3,747	5,725
Past-due 90 days or more and still accruing	141	23
Total non-accrual and past-due 90 days or more and still accruing	3,888	5,748
Accruing restructured loans	11,287	11,731
Total	$15,175	$17,479

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended June 30, 2017
Balance, beginning of period	$353	$2,007	$809	$91	$66	$2	$3,328
Provision charged to expenses	(90)	206	109	(20)	(5)	22	222
Losses charged off	—	(82)	(118)	(9)	—	(31)	(240)
Recoveries	10	5	22	24	—	11	72
Balance, end of period	$273	$2,136	$822	$86	$61	$4	$3,382

Six Months Ended June 30, 2017
Allowance for loan losses:
Balance, beginning of year	$350	$2,179	$885	$96	$60	$5	$3,575
Provision charged to expenses	(92)	296	2	3	1	27	237
Losses charged off	—	(344)	(135)	(54)	—	(61)	(594)
Recoveries	15	5	70	41	—	33	164
Balance, end of period	$273	$2,136	$822	$86	$61	$4	$3,382

Three Months Ended June 30, 2016
Balance, beginning of period	$247	$1,868	$896	$81	$56	$2	$3,150
Provision charged to expenses	74	320	(1)	(12)	6	9	396
Losses charged off	(49)	(117)	(14)	(9)	—	(19)	(208)
Recoveries	1	—	4	20	—	10	35
Balance, end of period	$273	$2,071	$885	$80	$62	$2	$3,373

Six Months Ended June 30, 2016
Allowance for loan losses:
Balance, beginning of year	$244	$1,908	$854	$54	$66	$3	3,129
Provision charged to expenses	74	285	65	49	(4)	17	486
Losses charged off	(49)	(140)	(42)	(53)	—	(42)	(326)
Recoveries	4	18	8	30	—	24	84
Balance, end of period	$273	$2,071	$885	$80	$62	$2	$3,373

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
June 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$7	$129	$51	$8	$—	$—	$195
Collectively evaluated for impairment	266	2,007	771	78	61	4	3,187
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$273	$2,136	$822	$86	$61	$4	$3,382

Loans:
Individually evaluated for impairment	$320	$12,005	$1,428	$61	$177	$—	$13,991
Collectively evaluated for impairment	37,504	478,574	255,360	17,513	15,851	114	804,916
Acquired credit impaired loans	865	4,331	2,392	5	—	433	8,026
Balance, end of period	$38,689	$494,910	$259,180	$17,579	$16,028	$547	$826,933

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$9	$55	$100	$13	$—	$—	$177
Collectively evaluated for impairment	341	1,832	785	83	60	5	3,106
Acquired credit impaired loans	—	292	—	—	—	—	292
Balance, end of period	$350	$2,179	$885	$96	$60	$5	$3,575

Loans:
Individually evaluated for impairment	$337	$12,580	$1,518	$52	$334	$—	$14,821
Collectively evaluated for impairment	41,466	458,059	262,266	19,192	14,475	178	795,636
Acquired credit impaired loans	98	6,305	2,471	17	—	455	9,346
Balance, end of period	$41,901	$476,944	$266,255	$19,261	$14,809	$633	$819,803

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

Commercial real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon global debt service, collateral value, financial strength of any guarantors, and other factors. Commercial real estate loans are generally originated with an 80% maximum loan to appraised value ratio.

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
Consumer Loans.  LCNB’s portfolio of consumer loans generally includes secured and unsecured loans to individuals for household, family and other personal expenditures.  Secured loans include loans to fund the purchase of automobiles, recreational vehicles, boats, and similar acquisitions. Consumer loans made by LCNB generally have fixed rates and terms ranging up to 84 months, depending upon the nature of the collateral, size of the loan, and other relevant factors.

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

A breakdown of the loan portfolio by credit quality indicators at June 30, 2017 and December 31, 2016 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2017
Commercial & industrial	$37,988	$218	$483	$—	$38,689
Commercial, secured by real estate	467,419	4,497	22,994	—	494,910
Residential real estate	255,321	120	3,739	—	259,180
Consumer	17,490	—	89	—	17,579
Agricultural	14,710	—	1,318	—	16,028
Other	547	—	—	—	547
Total	$793,475	$4,835	$28,623	$—	$826,933

December 31, 2016
Commercial & industrial	$41,178	$304	$419	$—	$41,901
Commercial, secured by real estate	443,781	5,479	27,684	—	476,944
Residential real estate	261,839	442	3,974	—	266,255
Consumer	19,182	—	79	—	19,261
Agricultural	13,311	—	1,498	—	14,809
Other	633	—	—	—	633
Total	$779,924	$6,225	$33,654	$—	$819,803

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at June 30, 2017 and December 31, 2016 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
June 30, 2017
Commercial & industrial	$—	$—	$—	$—	$38,689	$38,689	$—
Commercial, secured by real estate	742	—	541	1,283	493,627	494,910	—
Residential real estate	518	28	1,093	1,639	257,541	259,180	118
Consumer	33	27	23	83	17,496	17,579	23
Agricultural	—	—	177	177	15,851	16,028	—
Other	55	—	—	55	492	547	—
Total	$1,348	$55	$1,834	$3,237	$823,696	$826,933	$141

December 31, 2016
Commercial & industrial	$19	$—	$—	$19	$41,882	$41,901	$—
Commercial, secured by real estate	99	69	127	295	476,649	476,944	—
Residential real estate	686	80	727	1,493	264,762	266,255	20
Consumer	59	16	3	78	19,183	19,261	3
Agricultural	125	—	—	125	14,684	14,809	—
Other	115	—	—	115	518	633	—
Total	$1,103	$165	$857	$2,125	$817,678	$819,803	$23

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Impaired loans, including acquired credit impaired loans, at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2017
With no related allowance recorded:
Commercial & industrial	$874	$1,006	$—
Commercial, secured by real estate	15,160	16,195	—
Residential real estate	3,223	4,329	—
Consumer	22	22	—
Agricultural	177	178	—
Other	433	592	—
Total	$19,889	$22,322	$—

With an allowance recorded:
Commercial & industrial	$311	$315	$7
Commercial, secured by real estate	1,176	1,176	129
Residential real estate	597	598	51
Consumer	44	44	8
Agricultural	—	—	—
Other	—	—	—
Total	$2,128	$2,133	$195

Total:
Commercial & industrial	$1,185	$1,321	$7
Commercial, secured by real estate	16,336	17,371	129
Residential real estate	3,820	4,927	51
Consumer	66	66	8
Agricultural	177	178	—
Other	433	592	—
Total	$22,017	$24,455	$195

December 31, 2016
With no related allowance recorded:
Commercial & industrial	$109	$263	$—
Commercial, secured by real estate	14,195	15,522	—
Residential real estate	3,238	4,286	—
Consumer	26	27	—
Agricultural	334	334	—
Other	455	629	—
Total	$18,357	$21,061	$—

With an allowance recorded:
Commercial & industrial	$326	$326	$9
Commercial, secured by real estate	4,690	4,946	347
Residential real estate	751	751	100
Consumer	43	43	13
Agricultural	—	—	—
Other	—	—	—
Total	$5,810	$6,066	$469

Total:
Commercial & industrial	$435	$589	$9
Commercial, secured by real estate	18,885	20,468	347
Residential real estate	3,989	5,037	100
Consumer	69	70	13
Agricultural	334	334	—
Other	455	629	—
Total	$24,167	$27,127	$469

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$261	$10	$964	$26
Commercial, secured by real estate	16,488	269	17,292	278
Residential real estate	3,351	47	3,855	123
Consumer	30	1	40	8
Agricultural	217	—	423	123
Other	463	14	495	20
Total	$20,810	$341	$23,069	$578

With an allowance recorded:
Commercial & industrial	$314	$4	$358	$5
Commercial, secured by real estate	1,087	25	2,651	20
Residential real estate	603	8	780	8
Consumer	44	1	34	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$2,048	$38	$3,823	$34

Total:
Commercial & industrial	$575	$14	$1,322	$31
Commercial, secured by real estate	17,575	294	19,943	298
Residential real estate	3,954	55	4,635	131
Consumer	74	2	74	9
Agricultural	217	—	423	123
Other	463	14	495	20
Total	$22,858	$379	$26,892	$612

Six Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$261	$36	$964	$55
Commercial, secured by real estate	16,736	468	17,460	660
Residential real estate	3,332	136	3,823	194
Consumer	31	1	54	15
Agricultural	267	—	422	135
Other	463	32	495	40
Total	$21,090	$673	$23,218	$1,099

With an allowance recorded:
Commercial & industrial	$318	$9	$362	$10
Commercial, secured by real estate	970	33	2,671	42
Residential real estate	612	16	760	16
Consumer	43	2	34	2
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,943	$60	$3,827	$70

Total:
Commercial & industrial	$579	$45	$1,326	$65
Commercial, secured by real estate	17,706	501	20,131	702
Residential real estate	3,944	152	4,583	210
Consumer	74	3	88	17
Agricultural	267	—	422	135
Other	463	32	495	40
Total	$23,033	733	$27,045	$1,169

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Of the interest income recognized on impaired loans during the six months ended June 30, 2017 and 2016, approximately $3,000 and $46,000, respectively, were recognized on a cash basis.

Loan modifications that were classified as troubled debt restructurings during the three and six months ended June 30, 2017 and 2016 are as follows (dollars in thousands):

	2017			2016
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended June 30,
Commercial & industrial	—	$—	$—	—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	1	27	27
Consumer	—	—	—	1	10	10
Total	—	$—	$—	2	$37	$37

Six Months Ended June 30,
Commercial & industrial	—	$—	$—	—	$—	$—
Commercial, secured by real estate	—	—	—	1	299	372
Residential real estate	1	18	9	2	45	45
Consumer	1	14	14	2	27	27
Total	2	$32	$23	5	$371	$444

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Each restructured loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s ability to pay the debt as modified.  Modifications may include interest only payments for a period of time, temporary or permanent reduction of the loan’s interest rate, capitalization of delinquent interest, forgiveness of principal, or extensions of the maturity date. Post-modification balances of newly restructured troubled debt by type of modification for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
Three Months Ended June 30, 2017
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2017
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	9	—	9
Consumer	14	—	—	—	—	14
Total	$14	$—	$—	$9	$—	$23

Three Months Ended June 30, 2016
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	27	—	—	—	27
Consumer	—	10	—	—	—	10
Total	$—	$37	$—	$—	$—	$37

Six Months Ended June 30, 2016
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	372	372
Residential real estate	18	27	—	—	—	45
Consumer	—	27	—	—	—	27
Total	$18	$54	$—	$—	$372	$444

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

No impaired loans without a valuation allowance and approximately $23,000 of impaired loans with a valuation allowance at June 30, 2017 consisted of loans that were modified during the six months ended June 30, 2017 and were determined to be troubled debt restructurings.  Approximately $379,000 of impaired loans without a valuation allowance and $60,000 of impaired loans with a valuation allowance at June 30, 2016 consisted of loans that were modified during the six months ended June 30, 2016 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at June 30, 2017 and December 31, 2016 were approximately $98,234,000 and $100,982,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at June 30, 2017 was $683,000.

Note 4 - Acquired Credit Impaired Loans

The following table provides at June 30, 2017 and December 31, 2016 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	June 30, 2017	December 31, 2016
Commercial & industrial	$865	$98
Commercial, secured by real estate	4,331	6,305
Residential real estate	2,392	2,471
Consumer	5	17
Agricultural	—	—
Other loans, including deposit overdrafts	433	455
	8,026	9,346
Less allowance for loan losses	—	292
Loans, net	$8,026	$9,054

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Outstanding balance	$10,343	$12,289
Carrying amount	8,026	9,346

Activity during the six months ended June 30, 2017 and 2016 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	2017	2016
Accretable discount at beginning of year	$1,080	$1,503
Reclass from nonaccretable discount to accretable discount	158	307
Less disposals	(170)	(3)
Less accretion	(217)	(439)
Accretable discount at end of period	$851	$1,368

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

The following table presents the balances of LCNB's affordable housing tax credit investments, included in other assets in the consolidated condensed balance sheets, and related unfunded commitments, included in accrued interest and other liabilities in the consolidated condensed balance sheets, at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Affordable housing tax credit investment	$3,000	$2,000
Less amortization	175	93
Net affordable housing tax credit investment	$2,825	$1,907

Unfunded commitment	$2,452	$1,617

LCNB expects to fund the unfunded commitment over 10.0 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Tax credits and other tax benefits recognized	$79	$55
Tax credit amortization expense included in provision for income taxes	82	41

Note 6 – Borrowings

Short-term borrowings at June 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
FHLB short-term advance	$25,000	1.18%	$25,000	0.63%
Repurchase agreements	6,712	0.10%	17,040	0.10%
	$31,712	0.95%	$42,040	0.42%

Repurchase agreements are an option customers may use in managing their cash positions and mature the next business day after issuance. Repurchase agreements at June 30, 2017 and December 31, 2016 were fully secured by U.S. Agency notes and such collateral securities were held by the Federal Reserve Bank.

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $223 million and $229 million at June 30, 2017 and December 31, 2016, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Statutory tax rate	35.0%	34.2%	35.0%	34.2%
Increase (decrease) resulting from:
Tax exempt interest	(6.7)%	(6.6)%	(6.4)%	(6.4)%
Tax exempt income on bank owned life insurance	(2.6)%	(1.6)%	(2.0)%	(1.5)%
Other, net	(0.2)%	—%	(0.4)%	(0.1)%
Effective tax rate	25.5%	26.0%	26.2%	26.2%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Commitments to extend credit:
Commercial loans	$2,246	$10,350
Other loans
Fixed rate	3,482	4,425
Adjustable rate	1,411	1,044
Unused lines of credit:
Fixed rate	20,778	9,731
Adjustable rate	82,223	80,222
Unused overdraft protection amounts on demand and NOW accounts	16,796	17,123
Standby letters of credit	632	657
	$127,568	$123,552

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2017 totaled approximately $416,000.

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

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and the year ended December 31, 2016 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Six Months Ended June 30, 2017:
Balance at beginning of period	$(2,633)	$16	$(2,617)
Before reclassifications	1,734	—	1,734
Reclassifications	(92)	—	(92)
Balance at end of period	$(991)	$16	$(975)

Year Ended December 31, 2016:
Balance at beginning of period	$469	$(233)	$236
Before reclassifications	(2,390)	249	(2,141)
Reclassifications	(712)	—	(712)
Balance at end of period	$(2,633)	$16	$(2,617)

Reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2017 and 2016 and the affected line items in the consolidated condensed statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2017	2016	2017	2016
Realized gain on sale of securities	$140	$279	$140	$650	Net gain on sales of securities
Less provision for income taxes	48	95	48	221	Provision for income taxes
Reclassification adjustment, net of taxes	$92	184	$92	$429

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month periods ended June 30, 2017 and 2016 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Qualified noncontributory defined benefit retirement plan	$262	220	$522	$440
401(k) plan	94	77	196	160

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2017 and 2016 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$—	10	$—	$20
Interest cost	17	19	34	38
Amortization of unrecognized net loss	—	42	—	84
Net periodic pension cost	$17	71	$34	$142

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at June 30, 2017 and December 31, 2016 for the nonqualified defined benefit retirement plan consists of (in thousands):

	June 30, 2017	December 31, 2016
Net actuarial (gain) loss	$(16)	$(16)
Past service cost	—	—
Total recognized in accumulated other comprehensive income (loss), net of tax	$(16)	$(16)

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

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at June 30, 2017 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	4,356	$9.00	1.6	4,356	$9.00	1.6
$11.00 - $12.99	15,909	12.08	3.1	15,909	12.08	3.1
	20,265	11.42	2.8	20,265	11.42	2.8

The following table summarizes stock option activity for the periods indicated:

	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	24,669	$12.17	83,861	$12.39
Exercised	(3,398)	14.94	—	—
Expired	(1,006)	17.88	(7,802)	18.76
Outstanding, June 30,	20,265	11.42	76,059	11.73
Exercisable, June 30,	20,265	11.42	74,314	11.71

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	2017	2016
Intrinsic value of options exercised	$25	$—
Cash received from options exercised	51	—
Tax benefit realized from options exercised	5	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Stock Based Compensation (continued)

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at June 30, 2017 that were "in the money" (market price greater than exercise price) was $174,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $174,000.  The aggregate intrinsic value for options outstanding at June 30, 2016 that were in the money was $320,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $314,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Total expense related to options included in salaries and employee benefits for the three and six months ended June 30, 2017 was $0 and $1,000, respectively. The related tax benefit for the three and six months ended June 30, 2017 was $0 and $0, respectively. Compensation cost related to option awards was recognized in full during the first quarter 2017. Total expense related to options included in salaries and employee benefits for the three and six months ended June 30, 2016 was $1,000 and $2,000, respectively. The related tax benefit for the three and six months ended June 30, 2016 was $0 and
$1,000, respectively.

Restricted stock awards granted under the 2015 Plan were as follows:

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	8,624	$15.47	16,038	$15.47
Granted	4,027	22.60	—	—
Vested	—	—	(5,255)	15.47
Forfeited	—	—	—	—
Outstanding, June 30,	12,651	$17.74	10,783	$15.47

Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three and six months ended June 30, 2017 was $7,000 and $63,000, respectively. The related tax benefit for the three and six months ended June 30, 2017 was $3,000 and $22,000, respectively. Unrecognized compensation expense for restricted stock awards was $96,000 at June 30, 2017 and is expected to be recognized over a period of 4.33 years. Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three and six months ended June 30, 2016 was $23,000 and $45,000, respectively. The related tax benefit for the three and six months ended June 30, 2016 was $7,000 and $15,000, respectively.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Earnings per Common Share (continued)

Earnings per share for the three and six months ended June 30, 2017 and 2016 were calculated as follows (dollars in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$3,003	$2,968	$6,249	$5,932
Less allocation of earnings and dividends to participating securities	2	—	4	—
Net income allocated to common shareholders	$3,001	$2,968	$6,245	$5,932

Weighted average common shares outstanding, gross	10,010,455	9,922,024	10,005,798	9,919,070
Less average participating securities	6,033	—	6,033	—
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	10,004,422	9,922,024	9,999,765	9,919,070
Add dilutive effect of:
Stock options	6,890	18,299	7,427	17,767
Stock warrants	—	—	—	32,465
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	10,011,312	9,940,323	10,007,192	9,969,302

Earnings per common share:
Basic	$0.30	$0.30	$0.62	$0.60
Diluted	0.30	0.29	0.62	0.59

Options to purchase 0 and 5,160 shares of common stock at a weighted average price of $0.00 and $17.88 per share were outstanding at June 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

LCNB utilizes a pricing service for determining the fair values of most of its investment securities.  Methods and significant assumptions used to estimate fair value are as follows:

•	Fair value for U.S. Treasury notes are determined based on market quotations (level 1).

•
Fair values for the other debt securities are calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2). Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.

•	Fair value for trust preferred and equity securities are determined based on market quotations (level 1). These securities are not priced by the pricing service.

•
LCNB has investments in three mutual funds. These investments are not priced by the pricing service. Investments in two of the mutual funds are measured at fair value using net asset values ("NAV") per share as a practical expedient and are not required to be classified in the fair value hierarchy.  These funds can be redeemed at any time at their current NAVs. The investment in the remaining mutual fund, which is not traded in an active market, is considered to have level 2 inputs because an investor can have its interest in the fund redeemed for the balance of its capital account at any quarter-end assuming the fund is given a 60 day notice.  The investment in this fund is carried at fair value, which approximates cost.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$21,209	$21,209	$—	$—
U.S. Agency notes	95,948	—	95,948	—
U.S. Agency mortgage-backed securities	73,961	—	73,961	—
Municipal securities:
Non-taxable	111,795	—	111,795	—
Taxable	22,603	—	22,603	—
Mutual fund	1,000	—	1,000	—
Mutual funds measured at net asset value (a)	1,507
Trust preferred securities	50	50	—	—
Equity securities	715	715	—	—
Total recurring fair value measurements	$328,788	$21,974	$305,307	$—

Nonrecurring fair value measurements:
Impaired loans	$1,932	$—	$—	$1,932

December 31, 2016
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$28,145	$28,145	$—	$—
U.S. Agency notes	85,400	—	85,400	—
U.S. Agency mortgage-backed securities	71,047	—	71,047	—
Municipal securities:
Non-taxable	113,015	—	113,015	—
Taxable	19,845	—	19,845	—
Mutual fund	1,000	—	1,000	—
Mutual funds measured at net asset value (a)	1,482
Trust preferred securities	48	48	—	—
Equity securities	677	677	—	—
Total recurring fair value measurements	$320,659	$28,870	$290,307	$—

Nonrecurring fair value measurements:
Impaired loans	$5,340	$—	$—	$5,340

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2017 and December 31, 2016 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
June 30, 2017
Impaired loans	$1,932	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	3.25%	6.25%

December 31, 2016
Impaired loans	$5,340	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	4.50%	5.56%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
FINANCIAL ASSETS:
Cash and cash equivalents	$29,967	$29,967	$29,967	$—	$—
Investment securities, held-to-maturity	38,437	38,286	—	—	38,286
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	823,551	804,304	—	—	804,304
Accrued interest receivable	3,416	3,416	—	3,416	—

FINANCIAL LIABILITIES:
Deposits	1,143,920	1,145,612	936,054	209,558	—
Short-term borrowings	31,712	31,712	31,712	—	—
Long-term debt	402	410	—	410	—
Accrued interest payable	278	278	—	278	—

December 31, 2016
FINANCIAL ASSETS:
Cash and cash equivalents	$18,865	$18,865	$18,865	$—	$—
Investment securities, held-to-maturity	41,003	40,490	—	—	40,490
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	816,228	799,791	—	—	799,791
Accrued interest receivable	3,559	3,559	—	3,559	—

FINANCIAL LIABILITIES:
Deposits	1,110,905	1,113,187	896,147	217,040	—
Short-term borrowings	42,040	42,040	42,040	—	—
Long-term debt	598	614	—	614	—
Accrued interest payable	307	307	—	307	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at June 30, 2017 and December 31, 2016.

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

As extended by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ASU No. 2014-09 and the clarifying ASUs are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the updates. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. LCNB's revenue is primarily comprised of net interest income, which is explicitly excluded from the scope of ASU No. 2014-09, and non-interest income. The update may require LCNB to change how it recognizes certain recurring revenue streams related to non-interest income. However, it is not expected to have a material impact on LCNB's results of operations or financial position. Management continues to monitor the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU No. 2014-09 on various types of non-interest income. Management is currently evaluating the revenue streams that will impacted by the amendments. The analysis includes identification of possible contract performance obligations and recognition principles. The financial statement impact of this new standard cannot be reasonably estimated at this time.

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

ASU No. 2016-13 will take effect for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While LCNB's Loan Committee expects that the implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, it is continuing to evaluate the potential impact on LCNB's results of operations and financial position. The Loan Committee is currently analyzing its data collection efforts, pool segmentation, and reporting mechanisms to prepare for adoption of this ASU. The financial statement impact of this new standard cannot be reasonably estimated at this time.

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

ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting"
ASU No. 2017-09 was issued in May 2017 and applies to any entity that changes the terms or conditions of a share-based payment award. The amendments in this update provide that an entity would not apply modification accounting under the guidance in Topic 718 if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are to be applied prospectively and are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. Adoption of ASU No. 2017-09 is not expected to have a material impact on LCNB's results of operations or financial position.

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

The allowance consists of specific and general components.  The specific component typically relates to loans that are classified as doubtful, substandard, or special mention.  For such loans an allowance is established when the discounted cash flows or collateral value is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors, which include trends in underperforming loans, trends in the volume and terms of loans, economic trends and conditions, concentrations of credit, trends in the quality of loans, and borrower financial statement exceptions.

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

Accounting for Intangibles.  LCNB’s intangible assets at June 30, 2017 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations

Net income for the three and six months ended June 30, 2017 was $3,003,000 (total basic and diluted earnings per share of $0.30) and $6,249,000 (total basic and diluted earnings per share of $0.62), respectively. This compares to net income of $2,968,000 (total basic and diluted earnings per share of $0.30 and $0.29, respectively) and $5,932,000 (total basic and diluted earnings per share of $0.60 and $0.59, respectively) for the same three and six-month periods in 2016.

Net interest income for the three months ended June 30, 2017 was $52,000 less from the comparable period in 2016 primarily due to a decrease in the interest rate margin from 3.55% for the second quarter 2016 to 3.50% for the second quarter 2017. Net interest income for the six months ended June 30, 2017 increased $163,000 over the comparable period in 2016 due primarily to growth in LCNB's loan portfolio, partially offset by a decrease in the average rate earned on the portfolio.

The provision for loan losses for the three and six months ended June 30, 2017 decreased by $174,000 and $249,000, respectively, as compared to the same periods in 2016. Net loan charge-offs for the three and six months ended June 30, 2017 totaled $168,000 and $430,000, respectively. This compares to net charge-offs of $173,000 and $242,000 for the three and six months ended June 30, 2016, respectively. Non-accrual loans and loans past due 90 days or more and still accruing interest decreased $1,860,000, from $5,748,000 or 0.70% of total loans at December 31, 2016, to $3,888,000 or 0.47% of total loans at June 30, 2017. The decrease is primarily due to two non-accrual commercial real estate loans to the same borrower with a carrying value of $1,236,000 at December 31, 2016 that were transferred into other real estate owned and subsequently sold during the first quarter 2017.

Non-interest income for the three months ended June 30, 2017 was $40,000 greater than the comparable period in 2016 primarily due to increases in trust income, service charges and fees on deposit accounts and income from bank owned life insurance. These increases were largely offset by decreases in gains from the sale of investment securities. Non-interest income for the six months ended June 30, 2017 was $172,000 less than the comparable period in 2016, primarily due to a
$510,000 decrease in gains from the sales of investment securities, partially offset by increases in the same line items mentioned previously.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest expense for the three months ended June 30, 2017 was $143,000 greater than the comparable period in 2016 primarily due to organizational costs for LCNB Risk Management, Inc., the captive insurance agency incorporated by LCNB Corp. during the second quarter 2017, and to increases in salaries and employee benefits, partially offset by a decrease in other real estate owned expenses. Non-interest expense for the six months ended June 30, 2017 was $181,000 less than the comparable period in 2016, primarily due to a $380,000 decrease in other real estate owned expenses and to the absence of a $251,000 penalty incurred during the first quarter 2016 to pre-pay a Federal Home Loan Bank borrowing bearing an interest rate of 5.25%. The borrowing was paid off to reduce future interest expense on long-term debt. These decreases were partially offset by the increases previously mentioned.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended June 30, 2017 vs. 2016
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2017 and 2016, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$811,186	$8,823	4.36%	$784,324	$8,892	4.56%
Interest-bearing demand deposits	17,648	42	0.95%	13,132	17	0.52%
Federal Reserve Bank stock	2,732	82	12.04%	2,732	82	12.07%
Federal Home Loan Bank stock	3,638	43	4.74%	3,638	36	3.98%
Investment securities:
Taxable	221,481	1,149	2.08%	251,569	1,187	1.90%
Non-taxable (2)	145,444	1,223	3.37%	138,191	1,207	3.51%
Total earnings assets	1,202,129	11,362	3.79%	1,193,586	11,421	3.85%
Non-earning assets	122,646			112,590
Allowance for loan losses	(3,334)			(3,103)
Total assets	$1,321,441			$1,303,073

Savings deposits	$666,318	153	0.09%	$658,090	174	0.11%
IRA and time certificates	210,327	693	1.32%	217,390	696	1.29%
Short-term borrowings	15,030	12	0.32%	14,355	8	0.22%
Long-term debt	441	3	2.73%	747	5	2.69%
Total interest-bearing liabilities	892,116	861	0.39%	890,582	883	0.40%
Demand deposits	271,561			257,923
Other liabilities	9,938			10,383
Capital	147,826			144,185
Total liabilities and capital	$1,321,441			$1,303,073
Net interest rate spread (3)			3.40%			3.45%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$10,501	3.50%		$10,538	3.55%
Ratio of interest-earning assets to interest-bearing liabilities	134.75%			134.02%
(1)Includes non-accrual loans.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35.0% for 2017 and 34.2% for
2016.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2017 as compared to the same period in 2016.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2017 vs. 2016 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$299	$(368)	$(69)
Interest-bearing demand deposits	7	18	25
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	7	7
Investment securities:
Taxable	(150)	112	(38)
Non-taxable	62	(46)	16
Total interest income	218	(277)	(59)
Interest-bearing Liabilities:
Savings deposits	2	(23)	(21)
IRA and time certificates	(23)	20	(3)
Short-term borrowings	—	4	4
Long-term debt	(2)	—	(2)
Total interest expense	(23)	1	(22)
Net interest income	$241	$(278)	$(37)

Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2017 totaled $10,501,000, a decrease of $37,000 from the comparable period in 2016.  Total interest income decreased $59,000, partially offset by a decrease in total interest expense of $22,000.

The decrease in total interest income was due primarily to a $69,000 decrease in loan interest income caused by a 20 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans, partially offset by a $26.9 million increase in average loans. Also contributing to the total decrease was a $38,000 decrease in interest income from taxable investment securities caused by a $30.1 million decrease in average taxable investment securities, partially offset by an 18 basis point increase in the average rate earned on these securities. These decreases were partially offset by a $25,000 increase in interest from interest-bearing demand deposits and a $16,000 taxable-equivalent increase in interest from non-taxable investment securities. Interest from interest-bearing demand deposits increased due to a 43 basis point increase in the average rate earned and a $4.5 million increase in the average balance on deposit. Interest from non-taxable investment securities increased due to a $7.3 million increase in the average balance of these securities, partially offset by a 14 basis point decrease in the average rate.

The decrease in total interest expense was due primarily to a 2 basis point decrease in the average rate paid on savings deposits.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2017 vs. 2016
The following table presents, for the six months ended June 30, 2017 and 2016, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$812,385	$17,738	4.40%	$778,264	$17,519	4.53%
Interest-bearing demand deposits	12,993	58	0.90%	11,494	27	0.47%
Federal Reserve Bank stock	2,732	82	6.05%	2,732	82	6.04%
Federal Home Loan Bank stock	3,638	84	4.66%	3,638	73	4.04%
Investment securities:
Taxable	218,497	2,242	2.07%	252,625	2,376	1.89%
Non-taxable (2)	145,049	2,452	3.41%	133,894	2,359	3.54%
Total earnings assets	1,195,294	22,656	3.82%	1,182,647	22,436	3.82%
Non-earning assets	123,203			111,012
Allowance for loan losses	(3,445)			(3,116)
Total assets	$1,315,052			$1,290,543

Savings deposits	$656,192	299	0.09%	$649,930	332	0.10%
IRA and time certificates	211,927	1,390	1.32%	217,432	1,361	1.26%
Short-term borrowings	21,728	42	0.39%	17,532	22	0.25%
Long-term debt	489	7	2.89%	1,002	17	3.41%
Total interest-bearing liabilities	890,336	1,738	0.39%	885,896	1,732	0.39%
Demand deposits	268,776			251,505
Other liabilities	9,682			9,826
Capital	146,258			143,316
Total liabilities and capital	$1,315,052			$1,290,543
Net interest rate spread (3)			3.43%			3.43%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$20,918	3.53%		$20,704	3.52%
Ratio of interest-earning assets to interest-bearing liabilities	134.25%			133.50%
(1)Includes non-accrual loans.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 35.0% for 2017 and 34.2% for
2016.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2017 as compared to the same period in 2016.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended June 30, 2017 vs. 2016 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$754	$(535)	$219
Interest-bearing demand deposits	4	27	31
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	11	11
Investment securities:
Taxable	(338)	204	(134)
Non-taxable	191	(98)	93
Total interest income	611	(391)	220
Interest-bearing Liabilities:
Savings deposits	3	(36)	(33)
IRA and time certificates	(35)	64	29
Short-term borrowings	6	14	20
Long-term debt	(8)	(2)	(10)
Total interest expense	(34)	40	6
Net interest income	$645	$(431)	$214

Net interest income on a fully taxable-equivalent basis for the six months ended June 30, 2017 totaled $20,918,000, an increase of $214,000 from the comparable period in 2016.  Total interest income increased $220,000, slightly offset by an increase in total interest expense of $6,000.

The increase in total interest income was due primarily to a $219,000 increase in loan interest income caused by a $34.1 million increase in average loans, partially offset by a 13 basis point decrease in the average rate earned on loans. Also contributing to the total increase was a $93,000 increase in taxable-equivalent interest income from non-taxable loans caused by an $11.2 million increase in average non-taxable investment securities, partially offset by a 13 basis point decrease in the average rate earned on these securities. These increases were partially offset by a $134,000 decrease in interest income from taxable investment securities caused by a $34.1 million decrease in taxable investment securities, partially offset by an 18 basis point increase in the average rate earned on these securities.

The increase in total interest expense was due primarily to a $29,000 increase and an $20,000 increase in interest paid on IRA and time certificates and short-term borrowings, respectively. These increases were partially offset by a $33,000 decrease and a $10,000 decrease in interest paid on savings deposits and long-term debt, respectively. IRA and time certificates increased due to a 6 basis point increase in the average rate paid for these certificates, partially offset by a $5.5 million increase in the average balance of these certificates. Short-term borrowings increased due to a 14 basis point increase in the average rate paid and a $4.2 million increase in the average balance of the debt. Savings deposits decreased due to a 1 basis point decrease in the average rate paid on these deposits, slightly offset by a $6.3 million increase in average deposits. Long-term debt decreased due to a $513,000 decrease in the average balance of the debt and to a 52 basis point decrease in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three and six months ended June 30, 2017 was $222,000 and $237,000, respectively, as compared to $396,000 and $486,000, respectively, for the same periods in 2016. Net charge-offs for the three and six months ended June 30, 2017 were $168,000 and $430,000, respectively, as compared to net charge-offs of $173,000 and $242,000, respectively, for the comparable periods in 2016.

Non-Interest Income

Three Months Ended June 30, 2017 vs. 2016
Total non-interest income for the second quarter of 2017 was $40,000 greater than for the second quarter of 2016 primarily due to a $106,000 increase in bank owned life insurance income, reflecting mortality benefits received during the second quarter 2017. Also contributing to the increase were a $44,000 increase in trust income and a $69,000 increase in service charges and fees on deposit accounts. Service charges and fees on deposit accounts increased due to fee adjustments on certain services and greater customer utilization of other services. These increases were partially offset by a $139,000 decrease in net gains on sales of securities, reflecting a lower volume of securities sold.

Six Months Ended June 30, 2017 vs. 2016
Total non-interest income for the six months ended June 30, 2017 was $172,000 less than for the same period in 2016 primarily due to a $510,000 decrease in net gains from sales of securities, reflecting a lower volume of securities sold. Partially offsetting this decrease were a $133,000 increase in trust income, a $98,000 increase in service charges and fees on deposit accounts, and a $126,000 increase in bank owned life insurance income. These items increased for substantially the same reasons mentioned above.

Non-Interest Expense

Three Months Ended June 30, 2017 vs. 2016
Non-interest expense for the second quarter of 2017 was $143,000 greater than for the second quarter of 2016 primarily due to a $171,000 increase in salaries and employee benefits, a $152,000 increase in contracted services, and a $132,000 increase in other non-interest expense. Partially offsetting these increases was the absence in 2017 of $356,000 in other real estate owned expenses recognized during the second quarter of 2016. Salaries and employee benefits increased primarily due to salary and wage increases and an increase in the number of employees. Expenses for contracted services increased largely due to fees paid to professional placement services firms, enhanced utilization of loan review specialists, fees related to an after-hours call answering service, and costs related to moving departments from the Main Office to the new Operations Center, The increase in other non-interest expense is due to $138,000 in organizational costs for LCNB Risk Management, Inc., a captive insurance agency incorporated by LCNB during the second quarter 2017. Other real estate owned property held by LCNB during the 2017 period was minimal.

Six Months Ended June 30, 2017 vs. 2016
Non-interest expense for the six months ended June 30, 2017 was $181,000 less than for the same period in 2016 primarily due to a $380,000 decrease in other real estate owned expenses, a $115,000 decrease on FDIC insurance premiums, and the absence of a $251,000 penalty incurred during the first quarter 2016 to pre-pay a Federal Home Loan Bank borrowing bearing an interest rate of 5.25%. FDIC insurance premiums decreased primarily due to a change in the calculation method used to determine periodic premiums. The borrowing was paid off to reduce future interest expense on long-term debt. These decreases were partially offset by a $134,000 increase in salaries and employee benefits, a $173,000 increase in contracted services, and the $138,000 in organizational costs. The reasons for these increases are substantially the same as those mentioned above.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

LCNB's effective tax rates for the six months ended June 30, 2017 and 2016 were 26.2% and 26.2%, respectively.  The difference between the statutory rate of 35.0% for 2017 and the blended statutory rate of 34.2% for 2016 and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition

Interest-bearing demand deposits, a component of total cash and cash equivalents in the asset section of the balance sheet, was $10.1 million greater at June 30, 2017 than at December 31, 2016 because of a $31.8 million increase in public fund deposits. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, public fund deposits tend to be at their lowest balances at year-ends.

Available-for-sale investment securities at June 30, 2017 were $8.1 million greater than at December 31, 2016 and held-to-maturity investment securities were $2.6 million less at June 30, 2017 than at December 31, 2016. Investment securities in the available-for-sale category increased primarily due to purchases totaling $27.0 million, partially offset by maturities and calls totaling $8.3 million and sales of securities with a carrying value of $12.1 million. Investment securities in the held-to-maturity category decreased primarily due to maturities and calls totaling $7.9 million, partially offset by purchases totaling $5.4 million.

Net loans at June 30, 2017 were $7.3 million greater than at December 31, 2016. Commercial, secured by real estate loans increased $18.0 million, partially offset by decreases in other lending categories. Residential real estate loans decreased $7.1 million during the same period. This decrease does not include loans sold in the secondary market, which totaled $4.4 million for the first half of 2017.

Net premises and equipment at June 30, 2017 was $4.7 million greater than at December 31, 2016 primarily due to construction costs for the new Operations Center in Lebanon, Ohio.

Total deposits at June 30, 2017 were $33.0 million greater than at December 31, 2016. Included in this increase was the $31.8 million increase in public fund deposits by local government entities that was mentioned above.

The increase in total deposits contributed to the $10.1 million increase in interest-bearing demand deposits mentioned above and to a $10.3 million decrease in short-term borrowings between the same two dates.

Shareholders' equity at June 30, 2017 was $5.0 million greater than at December 31, 2016, primarily due to earnings retained and an increase in accumulated other comprehensive income (loss), net of taxes, resulting from market driven increases in the market value of investments securities.

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

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Regulatory Capital:
Shareholders' equity	$147,927	$142,944
Goodwill and other intangibles	(33,208)	(32,676)
Accumulated other comprehensive (income) loss	975	2,617
Tier 1 risk-based capital	115,694	112,885
Eligible allowance for loan losses	3,382	3,575
Total risk-based capital	$119,076	$116,460
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.03%	13.00%
Tier 1 Capital to risk-weighted assets	13.03%	13.00%
Total Capital to risk-weighted assets	13.41%	13.41%
Leverage	8.97%	8.81%

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

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At June 30, 2017, LCNB's liquid assets amounted to $358.8 million or 26.9% of total assets.  This compares to liquid assets totaling $339.5 million, or 26.0% of total assets, at December 31, 2016.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 82.8% of total deposits at June 30, 2017 were "core" deposits, compared to 85.0% of deposits at December 31, 2016. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2017 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$45,669	2,408	5.57%
Up 200	44,778	1,517	3.51%
Up 100	43,994	733	1.69%
Base	43,261	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2017 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$145,310	(11,410)	(7.28)%
Up 200	147,994	(8,726)	(5.57)%
Up 100	150,411	(6,309)	(4.03)%
Base	156,720	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2017, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 8, 2017	/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer and President

August 8, 2017	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer