Form 10-Q
period 2017-09-30
LCNB CORP
filed 2017-11-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of November 7, 2017 was 10,018,935 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Cash and due from banks	$15,393	$18,378
Interest-bearing demand deposits	5,810	487
Total cash and cash equivalents	21,203	18,865
Investment securities:
Available-for-sale, at fair value	310,404	320,659
Held-to-maturity, at cost	36,860	41,003
Federal Reserve Bank stock, at cost	2,732	2,732
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	830,797	816,228
Premises and equipment, net	34,897	30,244
Goodwill	30,183	30,183
Core deposit and other intangibles	4,003	4,582
Bank owned life insurance	27,795	27,307
Other assets	11,807	11,358
TOTAL ASSETS	$1,314,319	$1,306,799

LIABILITIES:
Deposits:
Noninterest-bearing	$278,773	$271,332
Interest-bearing	842,750	839,573
Total deposits	1,121,523	1,110,905
Short-term borrowings	30,000	42,040
Long-term debt	363	598
Accrued interest and other liabilities	12,720	10,312
TOTAL LIABILITIES	1,164,606	1,163,855

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 10,772,134 and 10,751,652 shares at September 30, 2017 and December 31, 2016, respectively	76,877	76,490
Retained earnings	85,287	80,736
Treasury shares at cost, 753,627 shares at September 30, 2017 and December 31, 2016	(11,665)	(11,665)
Accumulated other comprehensive loss, net of taxes	(786)	(2,617)
TOTAL SHAREHOLDERS' EQUITY	149,713	142,944
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,314,319	$1,306,799

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2016 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$9,095	$8,876	$26,833	$26,395
Interest on investment securities:
Taxable	1,108	1,152	3,350	3,528
Non-taxable	783	813	2,377	2,365
Other investments	69	54	293	236
TOTAL INTEREST INCOME	11,055	10,895	32,853	32,524
INTEREST EXPENSE:
Interest on deposits	850	872	2,539	2,565
Interest on short-term borrowings	55	8	97	30
Interest on long-term debt	3	5	10	22
TOTAL INTEREST EXPENSE	908	885	2,646	2,617
NET INTEREST INCOME	10,147	10,010	30,207	29,907
PROVISION FOR LOAN LOSSES	(12)	372	225	858
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,159	9,638	29,982	29,049
NON-INTEREST INCOME:
Trust income	871	871	2,604	2,471
Service charges and fees on deposit accounts	1,352	1,276	3,886	3,712
Net gain on sales of securities	78	307	218	957
Bank owned life insurance income	190	193	676	553
Gains from sales of loans	34	73	136	175
Other operating income	134	126	359	370
TOTAL NON-INTEREST INCOME	2,659	2,846	7,879	8,238
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,678	4,642	13,907	13,737
Equipment expenses	361	279	836	767
Occupancy expense, net	685	550	1,889	1,707
State franchise tax	281	279	851	836
Marketing	282	162	641	530
Amortization of intangibles	189	189	562	564
FDIC insurance premiums	108	168	320	495
Contracted services	307	300	930	750
Other real estate owned	3	222	8	607
Other non-interest expense	1,778	1,802	5,307	5,360
TOTAL NON-INTEREST EXPENSE	8,672	8,593	25,251	25,353
INCOME BEFORE INCOME TAXES	4,146	3,891	12,610	11,934
PROVISION FOR INCOME TAXES	1,040	995	3,255	3,106
NET INCOME	$3,106	$2,896	$9,355	$8,828

Dividends declared per common share	$0.16	$0.16	$0.48	$0.48
Earnings per common share:
Basic	$0.31	$0.29	$0.93	$0.89
Diluted	0.31	0.29	0.93	0.88
Weighted average common shares outstanding:
Basic	10,008,807	9,962,571	10,002,812	9,930,182
Diluted	10,015,204	9,972,623	10,009,942	9,967,635

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,106	$2,896	$9,355	$8,828
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $127 and $357 for the three months ended September 30, 2017 and 2016, respectively, and $1,021 and $1,975 for the nine months ended September 30, 2017 and 2016, respectively)	240	(691)	1,974	3,835
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $27 and $104 for the three months ended September 30, 2017 and 2016, respectively, and $75 and $325 for the nine months ended September 30, 2017 and 2016, respectively)	(51)	(203)	(143)	(632)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $15 and $43 for the three and nine months ended September 30, 2016, respectively)	—	27	—	83
Other comprehensive income (loss), net of tax	189	(867)	1,831	3,286
TOTAL COMPREHENSIVE INCOME	$3,295	$2,029	$11,186	$12,114

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2015	9,925,547	$76,908	$74,629	$(11,665)	$236	$140,108
Net income			8,828			8,828
Other comprehensive income, net of taxes					3,286	3,286
Dividend Reinvestment and Stock Purchase Plan	16,758	282				282
Repurchase of stock warrants		(1,545)				(1,545)
Exercise of stock options	51,390	592				592
Excess tax benefit on exercise of stock options		58				58
Compensation expense relating to stock options		4				4
Compensation expense relating to restricted stock		68				68
Common stock dividends, $0.48 per share			(4,775)			(4,775)
Balance at September 30, 2016	9,993,695	$76,367	$78,682	$(11,665)	$3,522	$146,906

Balance at December 31, 2016	9,998,025	$76,490	$80,736	$(11,665)	$(2,617)	$142,944
Net income			9,355			9,355
Other comprehensive income, net of taxes					1,831	1,831
Dividend Reinvestment and Stock Purchase Plan	13,057	266				266
Exercise of stock options	3,398	51				51
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock	4,027	69				69
Common stock dividends, $0.48 per share			(4,804)			(4,804)
Balance at September 30, 2017	10,018,507	$76,877	$85,287	$(11,665)	$(786)	$149,713

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,355	$8,828
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	2,732	2,672
Provision for loan losses	225	858
Increase in cash surrender value of bank owned life insurance	(569)	(553)
Bank owned life insurance mortality benefits in excess of cash surrender value	(107)	—
Realized gain from sales of securities available-for-sale	(218)	(957)
Realized loss from sales and impairment of premises and equipment	121	35
Realized loss from sales and impairment of other real estate owned and repossessed assets	3	537
Origination of mortgage loans for sale	(6,012)	(7,853)
Realized gains from sales of loans	(136)	(175)
Proceeds from sales of mortgage loans	6,076	7,955
Penalty for prepayment of long-term debt	—	251
Compensation expense related to stock options	1	4
Compensation expense related to restricted stock	69	68
Changes in:
Accrued income receivable	(1,210)	(1,208)
Other assets	514	1,494
Other liabilities	1,708	(1,025)
TOTAL ADJUSTMENTS	3,197	2,103
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	12,552	10,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	26,407	62,252
Proceeds from maturities and calls of investment securities:
Available-for-sale	12,486	41,157
Held-to-maturity	9,518	5,306
Purchases of investment securities:
Available-for-sale	(27,002)	(67,139)
Held-to-maturity	(5,375)	(24,710)
Net increase in loans	(15,402)	(40,908)
Purchase of bank owned life insurance	—	(4,000)
Proceeds from bank owned life insurance mortality benefits	189	—
Proceeds from sale of other real estate owned and repossessed assets	971	253
Additions to other real estate owned	—	(182)
Purchases of premises and equipment	(6,082)	(5,234)
Proceeds from sale of premises and equipment	220	61
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(4,070)	(33,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,618	71,761
Net decrease in short-term borrowings	(12,040)	(20,398)
Principal payments on long-term debt	(235)	(5,285)
Penalty for prepayment of long-term debt	—	(251)
Proceeds from issuance of common stock	27	38
Repurchase of stock warrants	—	(1,545)
Proceeds from exercise of stock options	51	650
Cash dividends paid on common stock	(4,565)	(4,531)
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,144)	40,439
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,338	18,226
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,865	14,987
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,203	$33,213
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,651	$2,680
Income taxes paid	1,610	3,330
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	974	32

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

Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," was issued by the Financial Accounting Standards Board ("FASB") in March 2016 and affects all entities that issue share-based payment awards to their employees. The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits are to be classified as an operating activity in the statement of cash flows. In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur. For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements. Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The amendments in ASU No. 2016-09 were effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Accordingly, LCNB adopted the update as of January 1, 2017. Adoption did not have a material impact on LCNB's results of operations or financial position.

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

Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2016 Annual Report on Form 10-K filed with the SEC.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of investment securities at September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
Available-for-Sale:
U.S. Treasury notes	$16,112	$44	$4	$16,152
U.S. Agency notes	87,862	119	1,035	86,946
U.S. Agency mortgage-backed securities	71,541	70	890	70,721
Municipal securities:
Non-taxable	110,517	889	683	110,723
Taxable	22,398	259	35	22,622
Mutual funds	2,576	1	38	2,539
Trust preferred securities	49	1	—	50
Equity securities	574	80	3	651
	$311,629	$1,463	$2,688	$310,404

Held-to-Maturity:
Municipal securities:
Non-taxable	$33,160	$112	$38	$33,234
Taxable	3,700	—	129	3,571
	$36,860	$112	$167	$36,805

December 31, 2016
Available-for-Sale:
U.S. Treasury notes	$28,180	$41	$76	$28,145
U.S. Agency notes	87,098	150	1,848	85,400
U.S. Agency mortgage-backed securities	72,402	89	1,444	71,047
Municipal securities:
Non-taxable	114,064	574	1,623	113,015
Taxable	19,710	220	85	19,845
Mutual funds	2,527	—	45	2,482
Trust preferred securities	49	—	1	48
Equity securities	632	55	10	677
	$324,662	$1,129	$5,132	$320,659

Held-to-Maturity:
Municipal securities:
Non-taxable	$31,015	$56	$352	$30,719
Taxable	9,988	—	217	9,771
	$41,003	$56	$569	$40,490

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning investment securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Available-for-Sale:
U.S. Treasury notes	$1,297	$4	$—	$—
U.S. Agency notes	67,239	779	8,736	256
U.S. Agency mortgage-backed securities	52,116	608	7,536	282
Municipal securities:
Non-taxable	28,502	407	8,006	276
Taxable	7,170	35	450	—
Mutual funds	—	—	1,517	38
Trust preferred securities	—	—	—	—
Equity securities	10	1	31	2
	$156,334	$1,834	$26,276	$854

Held-to-Maturity:
Municipal securities:
Non-taxable	$962	1	3,483	37
Taxable	3,171	129	—	—
	$4,133	$130	$3,483	$37

December 31, 2016
Available-for-Sale:
U.S. Treasury notes	$16,076	$76	$—	$—
U.S. Agency notes	69,784	1,848	—	—
U.S. Agency mortgage-backed securities	64,564	1,310	3,518	134
Municipal securities:
Non-taxable	72,867	1,621	451	2
Taxable	9,721	82	450	3
Mutual funds	1,205	37	277	8
Trust preferred securities	49	1	—	—
Equity securities	201	10	—	—
	$234,467	$4,985	$4,696	$147

Held-to-Maturity:
Municipal securities:
Non-taxable	$20,429	$251	$2,564	$101
Taxable	8,030	217	—	—
	$28,459	$468	$2,564	$101

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Management has determined that the unrealized losses at September 30, 2017 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Contractual maturities of investment securities at September 30, 2017 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,477	$10,500	$6,171	$6,196
Due from one to five years	109,760	110,262	4,065	4,050
Due from five to ten years	109,140	108,443	10,322	10,315
Due after ten years	7,512	7,238	16,302	16,244
	236,889	236,443	36,860	36,805
U.S. Agency mortgage-backed securities	71,541	70,721	—	—
Mutual funds	2,576	2,539	—	—
Trust preferred securities	49	50	—	—
Equity securities	574	651	—	—
	$311,629	$310,404	$36,860	$36,805

Investment securities with a market value of $170,890,000 and $149,990,000 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$14,164	$25,723	$26,407	$62,252
Gross realized gains	78	307	218	978
Gross realized losses	—	—	—	21

Realized gains or losses from the sale of securities are computed using the specific identification method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans

Major classifications of loans at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
Commercial and industrial	$36,049	$41,878
Commercial, secured by real estate	510,158	477,275
Residential real estate	253,530	265,788
Consumer	17,956	19,173
Agricultural	15,677	14,802
Other loans, including deposit overdrafts	570	633
	833,940	819,549
Deferred origination costs (fees), net	264	254
	834,204	819,803
Less allowance for loan losses	3,407	3,575
Loans, net	$830,797	$816,228

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

Non-accrual, past-due, and accruing restructured loans as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
Non-accrual loans:
Commercial and industrial	$—	$—
Commercial, secured by real estate	2,840	4,312
Residential real estate	1,180	1,079
Consumer	—	—
Agricultural	367	334
Total non-accrual loans	4,387	5,725
Past-due 90 days or more and still accruing	95	23
Total non-accrual and past-due 90 days or more and still accruing	4,482	5,748
Accruing restructured loans	10,791	11,731
Total	$15,273	$17,479

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2017
Balance, beginning of period	$273	$2,136	$822	$86	$61	$4	$3,382
Provision charged to expenses	8	(9)	(139)	(6)	113	21	(12)
Losses charged off	—	(118)	—	(30)	—	(37)	(185)
Recoveries	19	106	38	44	—	15	222
Balance, end of period	$300	$2,115	$721	$94	$174	$3	$3,407

Nine Months Ended September 30, 2017
Balance, beginning of year	$350	$2,179	$885	$96	$60	$5	$3,575
Provision charged to expenses	(84)	287	(137)	(3)	114	48	225
Losses charged off	—	(462)	(135)	(84)	—	(98)	(779)
Recoveries	34	111	108	85	—	48	386
Balance, end of period	$300	$2,115	$721	$94	$174	$3	$3,407

Three Months Ended September 30, 2016
Balance, beginning of period	$273	$2,071	$885	$80	$62	$2	$3,373
Provision charged to expenses	162	193	(46)	36	6	21	372
Losses charged off	—	(19)	(21)	(30)	—	(33)	(103)
Recoveries	12	80	43	9	—	12	156
Balance, end of period	$447	$2,325	$861	$95	$68	$2	$3,798

Nine Months Ended September 30, 2016
Balance, beginning of year	$244	$1,908	$854	$54	$66	$3	3,129
Provision charged to expenses	236	478	19	85	2	38	858
Losses charged off	(49)	(159)	(63)	(83)	—	(75)	(429)
Recoveries	16	98	51	39	—	36	240
Balance, end of period	$447	$2,325	$861	$95	$68	$2	$3,798

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
September 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$7	$182	$49	$9	$121	$—	$368
Collectively evaluated for impairment	293	1,933	672	85	53	3	3,039
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$300	$2,115	$721	$94	$174	$3	$3,407

Loans:
Individually evaluated for impairment	$311	$12,416	$1,519	$50	$367	$—	$14,663
Collectively evaluated for impairment	34,771	493,124	250,117	18,008	15,325	127	811,472
Acquired credit impaired loans	1,008	4,264	2,351	3	—	443	8,069
Balance, end of period	$36,090	$509,804	$253,987	$18,061	$15,692	$570	$834,204

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$9	$55	$100	$13	$—	$—	$177
Collectively evaluated for impairment	341	1,832	785	83	60	5	3,106
Acquired credit impaired loans	—	292	—	—	—	—	292
Balance, end of period	$350	$2,179	$885	$96	$60	$5	$3,575

Loans:
Individually evaluated for impairment	$337	$12,580	$1,518	$52	$334	$—	$14,821
Collectively evaluated for impairment	41,466	458,059	262,266	19,192	14,475	178	795,636
Acquired credit impaired loans	98	6,305	2,471	17	—	455	9,346
Balance, end of period	$41,901	$476,944	$266,255	$19,261	$14,809	$633	$819,803

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

•
Other Assets Especially Mentioned ("OAEM") – loans in this category are currently protected but are potentially weak. These loans constitute a risk but not to the point of justifying a classification of substandard.  The credit risk may be relatively minor yet constitute an undue risk in light of the circumstances surrounding a specific asset.

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

A breakdown of the loan portfolio by credit quality indicators at September 30, 2017 and December 31, 2016 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2017
Commercial & industrial	$35,586	$197	$307	$—	$36,090
Commercial, secured by real estate	484,670	4,451	20,683	—	509,804
Residential real estate	251,393	—	2,594	—	253,987
Consumer	18,028	—	33	—	18,061
Agricultural	14,475	—	1,217	—	15,692
Other	570	—	—	—	570
Total	$804,722	$4,648	$24,834	$—	$834,204

December 31, 2016
Commercial & industrial	$41,178	$304	$419	$—	$41,901
Commercial, secured by real estate	443,781	5,479	27,684	—	476,944
Residential real estate	261,839	442	3,974	—	266,255
Consumer	19,182	—	79	—	19,261
Agricultural	13,311	—	1,498	—	14,809
Other	633	—	—	—	633
Total	$779,924	$6,225	$33,654	$—	$819,803

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at September 30, 2017 and December 31, 2016 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
September 30, 2017
Commercial & industrial	$4	$—	$—	$4	$36,086	$36,090	$—
Commercial, secured by real estate	781	—	795	1,576	508,228	509,804	—
Residential real estate	514	26	1,178	1,718	252,269	253,987	95
Consumer	4	3	—	7	18,054	18,061	—
Agricultural	—	—	367	367	15,325	15,692	—
Other	69	—	—	69	501	570	—
Total	$1,372	$29	$2,340	$3,741	$830,463	$834,204	$95

December 31, 2016
Commercial & industrial	$19	$—	$—	$19	$41,882	$41,901	$—
Commercial, secured by real estate	99	69	127	295	476,649	476,944	—
Residential real estate	686	80	727	1,493	264,762	266,255	20
Consumer	59	16	3	78	19,183	19,261	3
Agricultural	125	—	—	125	14,684	14,809	—
Other	115	—	—	115	518	633	—
Total	$1,103	$165	$857	$2,125	$817,678	$819,803	$23

Impaired loans, including acquired credit impaired loans, at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$1,016	$1,154	$—	$109	$263	$—
Commercial, secured by real estate	13,722	14,854	—	14,195	15,522	—
Residential real estate	3,272	4,341	—	3,238	4,286	—
Consumer	10	10	—	26	27	—
Agricultural	190	190	—	334	334	—
Other	443	591	—	455	629	—
Total	$18,653	$21,140	$—	$18,357	$21,061	$—

With an allowance recorded:
Commercial & industrial	$303	$308	$7	$326	$326	$9
Commercial, secured by real estate	2,958	2,957	182	4,690	4,946	347
Residential real estate	598	624	49	751	751	100
Consumer	43	43	9	43	43	13
Agricultural	177	177	121	—	—	—
Other	—	—	—	—	—	—
Total	$4,079	$4,109	$368	$5,810	$6,066	$469

Total:
Commercial & industrial	$1,319	$1,462	$7	$435	$589	$9
Commercial, secured by real estate	16,680	17,811	182	18,885	20,468	347
Residential real estate	3,870	4,965	49	3,989	5,037	100
Consumer	53	53	9	69	70	13
Agricultural	367	367	121	334	334	—
Other	443	591	—	455	629	—
Total	$22,732	$25,249	$368	$24,167	$27,127	$469

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$945	$10	$1,356	$34
Commercial, secured by real estate	13,671	184	15,594	236
Residential real estate	3,268	45	3,769	113
Consumer	16	—	29	7
Agricultural	142	—	384	—
Other	438	12	480	18
Total	$18,480	$251	$21,612	$408

With an allowance recorded:
Commercial & industrial	$306	$4	$476	$5
Commercial, secured by real estate	2,970	11	3,383	41
Residential real estate	604	7	695	8
Consumer	43	1	45	1
Agricultural	178	—	—	—
Other	—	—	—	—
Total	$4,101	$23	$4,599	$55

Total:
Commercial & industrial	$1,251	$14	$1,832	$39
Commercial, secured by real estate	16,641	195	18,977	277
Residential real estate	3,872	52	4,464	121
Consumer	59	1	74	8
Agricultural	320	—	384	—
Other	438	12	480	18
Total	$22,581	$274	$26,211	$463

Nine Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$603	$46	$1,167	$89
Commercial, secured by real estate	14,099	685	16,654	897
Residential real estate	3,280	180	3,809	306
Consumer	24	2	41	22
Agricultural	57	—	403	135
Other	450	43	488	58
Total	$18,513	$956	$22,562	$1,507

With an allowance recorded:
Commercial & industrial	$314	$13	$400	$15
Commercial, secured by real estate	3,085	35	2,960	82
Residential real estate	634	23	680	24
Consumer	43	2	43	2
Agricultural	240	—	—	—
Other	—	—	—	—
Total	$4,316	$73	$4,083	$123

Total:
Commercial & industrial	$917	$59	$1,567	$104
Commercial, secured by real estate	17,184	720	19,614	979
Residential real estate	3,914	203	4,489	330
Consumer	67	4	84	24
Agricultural	297	—	403	135
Other	450	43	488	58
Total	$22,829	1,029	$26,645	$1,630

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Of the interest income recognized on impaired loans during the nine months ended September 30, 2017 and 2016, approximately $1,000 and $48,000, respectively, were recognized on a cash basis.

Loan modifications that were classified as troubled debt restructurings during the three and nine months ended September 30, 2017 and 2016 are as follows (dollars in thousands):

	2017			2016
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended September 30,
Commercial & industrial	—	$—	$—	—	$—	$—
Commercial, secured by real estate	—	—	—	1	304	304
Residential real estate	—	—	—	1	27	27
Consumer	—	—	—	1	11	11
Total	—	$—	$—	3	$342	$342

Nine Months Ended September 30,
Commercial & industrial	—	$—	$—	—	$—	$—
Commercial, secured by real estate	—	—	—	2	603	676
Residential real estate	1	18	9	3	72	72
Consumer	1	14	14	3	38	38
Total	2	$32	$23	8	$713	$786

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Each restructured loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s ability to pay the debt as modified.  Modifications may include interest only payments for a period of time, temporary or permanent reduction of the loan’s interest rate, capitalization of delinquent interest, forgiveness of principal, or extensions of the maturity date. Post-modification balances of newly restructured troubled debt by type of modification for the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
Three Months Ended September 30, 2017
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2017
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	9	—	9
Consumer	14	—	—	—	—	14
Total	$14	$—	$—	$9	$—	$23

Three Months Ended September 30, 2016
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	304	—	—	304
Residential real estate	—	—	—	—	27	27
Consumer	—	—	—	—	11	11
Total	$—	$—	$304	$—	$38	$342

Nine Months Ended September 30, 2016
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	304	—	372	676
Residential real estate	18	27	—	—	27	72
Consumer	—	27	—	—	11	38
Total	$18	$54	$304	$—	$410	$786

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

Two commercial, secured by real estate loans to the same borrower totaling $1,236,000 that were modified during the fourth quarter 2016 subsequently defaulted in February 2017. There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the nine months ended September 30, 2016 and that remained in default at period end.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

No impaired loans without a valuation allowance and approximately $22,000 of impaired loans with a valuation allowance at September 30, 2017 consisted of loans that were modified during the nine months ended September 30, 2017 and were determined to be troubled debt restructurings.  Approximately $681,000 of impaired loans without a valuation allowance and $78,000 of impaired loans with a valuation allowance at September 30, 2016 consisted of loans that were modified during the nine months ended September 30, 2016 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at September 30, 2017 and December 31, 2016 were approximately $96,241,000 and $100,982,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at September 30, 2017 was $688,000.

Note 4 - Acquired Credit Impaired Loans

The following table provides at September 30, 2017 and December 31, 2016 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	September 30, 2017	December 31, 2016
Commercial & industrial	$1,008	$98
Commercial, secured by real estate	4,264	6,305
Residential real estate	2,351	2,471
Consumer	3	17
Agricultural	—	—
Other loans, including deposit overdrafts	443	455
	8,069	9,346
Less allowance for loan losses	—	292
Loans, net	$8,069	$9,054

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Outstanding balance	$10,346	$12,289
Carrying amount	8,069	9,346

Activity during the nine months ended September 30, 2017 and 2016 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	2017	2016
Accretable discount at beginning of year	$1,080	$1,503
Reclassification from nonaccretable discount to accretable discount	160	307
Less disposals	(170)	(3)
Less accretion	(257)	(439)
Accretable discount at end of period	$813	$1,368

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 - Affordable Housing Tax Credit Limited Partnership

LCNB is a limited partner in limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit ("LIHTC") pursuant to Section 42 of the Internal Revenue Code. The purpose of the investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants.

The following table presents the balances of LCNB's affordable housing tax credit investments, included in other assets in the consolidated condensed balance sheets, and related unfunded commitments, included in accrued interest and other liabilities in the consolidated condensed balance sheets, at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Affordable housing tax credit investment	$3,000	$2,000
Less amortization	220	93
Net affordable housing tax credit investment	$2,780	$1,907

Unfunded commitment	$2,372	$1,617

LCNB expects to fund the unfunded commitment over 10.0 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016
Tax credits and other tax benefits recognized	$119	$83
Tax credit amortization expense included in provision for income taxes	126	62

Note 6 – Borrowings

Short-term borrowings at September 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
FHLB short-term advance	$30,000	1.18%	$25,000	0.63%
Repurchase agreements	—	—%	17,040	0.10%
	$30,000	1.18%	$42,040	0.42%

The repurchase agreements product was discontinued during the third quarter 2017. Repurchase agreements were an option customers could use in managing their cash positions and matured the next business day after issuance. Repurchase agreements at December 31, 2016 were fully secured by U.S. Agency notes and such collateral securities were held by the Federal Reserve Bank.

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $219 million and $229 million at September 30, 2017 and December 31, 2016, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory tax rate	35.0%	34.2%	35.0%	34.2%
Increase (decrease) resulting from:
Tax exempt interest	(6.4)%	(7.0)%	(6.4)%	(6.6)%
Tax exempt income on bank owned life insurance	(1.6)%	(1.7)%	(1.9)%	(1.6)%
Other, net	(1.9)%	0.1%	(0.9)%	—%
Effective tax rate	25.1%	25.6%	25.8%	26.0%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
Commitments to extend credit:
Commercial loans	$14,542	$10,350
Other loans
Fixed rate	3,105	4,425
Adjustable rate	1,089	1,044
Unused lines of credit:
Fixed rate	19,897	9,731
Adjustable rate	86,021	80,222
Unused overdraft protection amounts on demand and NOW accounts	16,609	17,123
Standby letters of credit	594	657
Total commitments	$141,857	$123,552

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2017 totaled approximately $60,000.

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

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and the year ended December 31, 2016 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Nine Months Ended September 30, 2017:
Balance at beginning of period	$(2,633)	$16	$(2,617)
Before reclassifications	1,974	—	1,974
Reclassifications	(143)	—	(143)
Balance at end of period	$(802)	$16	$(786)

Year Ended December 31, 2016:
Balance at beginning of period	$469	$(233)	$236
Before reclassifications	(2,390)	249	(2,141)
Reclassifications	(712)	—	(712)
Balance at end of period	$(2,633)	$16	$(2,617)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 – Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2017 and 2016 and the affected line items in the consolidated condensed statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2017	2016	2017	2016
Realized gain on sale of securities	$78	$307	$218	$957	Net gain on sales of securities
Less provision for income taxes	27	104	75	325	Provision for income taxes
Reclassification adjustment, net of taxes	$51	203	$143	$632

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month periods ended September 30, 2017 and 2016 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Qualified noncontributory defined benefit retirement plan	$267	272	$789	$712
401(k) plan	102	81	298	241

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2017 and 2016 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$—	10	$—	$30
Interest cost	17	20	51	58
Amortization of unrecognized net loss	—	42	—	126
Net periodic pension cost	$17	72	$51	$214

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Retirement Plans (continued)

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at September 30, 2017 and December 31, 2016 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30, 2017	December 31, 2016
Net actuarial (gain) loss	$(16)	$(16)
Past service cost	—	—
Total recognized in accumulated other comprehensive income (loss), net of tax	$(16)	$(16)

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

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at September 30, 2017 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	4,356	$9.00	1.3	4,356	$9.00	1.3
$11.00 - $12.99	15,909	12.08	2.9	15,909	12.08	2.9
	20,265	11.42	2.6	20,265	11.42	2.6

The following table summarizes stock option activity for the periods indicated:

	Nine Months Ended September 30,
	2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	24,669	$12.17	83,861	$12.39
Exercised	(3,398)	14.94	(51,390)	11.53
Expired	(1,006)	17.88	(7,802)	18.76
Outstanding, September 30,	20,265	11.42	24,669	12.17
Exercisable, September 30,	20,265	11.42	22,924	12.13

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Stock Based Compensation (continued)

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Intrinsic value of options exercised	$25	$288
Cash received from options exercised	51	592
Tax benefit realized from options exercised	5	59

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding and exercisable at September 30, 2017 that were "in the money" (market price greater than exercise price) was $193,000.  The aggregate intrinsic value for options outstanding at September 30, 2016 that were in the money was $149,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $140,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Total expense related to options included in salaries and employee benefits for the three and nine months ended September 30, 2017 was $0 and $1,000, respectively. The related tax benefit for the three and nine months ended September 30, 2017 was $0 and $0, respectively. Compensation cost related to option awards was recognized in full during the first quarter 2017. Total expense related to options included in salaries and employee benefits for the three and nine months ended September 30, 2016 was $2,000 and $4,000, respectively. The related tax benefit for the three and nine months ended September 30, 2016 was $0 and $1,000, respectively.

Restricted stock awards granted under the 2015 Plan were as follows:

	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	8,624	$15.47	16,038	$15.47
Granted	4,027	22.60	—	—
Vested	(2,011)	17.87	(5,255)	15.47
Forfeited	—	—	—	—
Outstanding, September 30,	10,640	$17.71	10,783	$15.47

Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three and nine months ended September 30, 2017 was $6,000 and $69,000, respectively. The related tax benefit for the three and nine months ended September 30, 2017 was $2,000 and $24,000, respectively. Unrecognized compensation expense for restricted stock awards was $90,000 at September 30, 2017 and is expected to be recognized over a period of 4.08 years. Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three and nine months ended September 30, 2016 was $23,000 and $68,000, respectively. The related tax benefit for the three and nine months ended September 30, 2016 was $8,000 and $23,000, respectively.

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

Earnings per share for the three and nine months ended September 30, 2017 and 2016 were calculated as follows (dollars in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,106	$2,896	$9,355	$8,828
Less allocation of earnings and dividends to participating securities	2	—	6	—
Net income allocated to common shareholders	$3,104	$2,896	$9,349	$8,828

Weighted average common shares outstanding, gross	10,014,840	9,962,571	10,008,845	9,930,182
Less average participating securities	6,033	—	6,033	—
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	10,008,807	9,962,571	10,002,812	9,930,182
Add dilutive effect of:
Stock options	6,397	10,052	7,130	15,360
Stock warrants	—	—	—	22,093
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	10,015,204	9,972,623	10,009,942	9,967,635

Earnings per common share:
Basic	$0.31	$0.29	$0.93	$0.89
Diluted	0.31	0.29	0.93	0.88

Options to purchase 0 and 2,516 shares of common stock at a weighted average price of $0.00 and $17.88 per share were outstanding at September 30, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares.

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

•
LCNB has investments in five mutual funds. These investments are not priced by the pricing service. Investments in two of the mutual funds are measured at fair value using net asset values ("NAV") per share as a practical expedient and are not required to be classified in the fair value hierarchy.  These funds can be redeemed at any time at their current NAVs. Two other mutual funds are traded in active markets and their fair values are based on market quotations (level 1). The investment in the remaining mutual fund, which is not traded in an active market, is considered to have level 2 inputs because an investor can have its interest in the fund redeemed for the balance of its capital account at any quarter-end assuming the fund is given a 60 day notice.  The investment in this fund is carried at fair value, which approximates cost.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$16,152	$16,152	$—	$—
U.S. Agency notes	86,946	—	86,946	—
U.S. Agency mortgage-backed securities	70,721	—	70,721	—
Municipal securities:
Non-taxable	110,723	—	110,723	—
Taxable	22,622	—	22,622	—
Mutual funds	1,022	22	1,000	—
Mutual funds measured at net asset value (a)	1,517
Trust preferred securities	50	50	—	—
Equity securities	651	651	—	—
Total recurring fair value measurements	$310,404	$16,875	$292,012	$—

Nonrecurring fair value measurements:
Impaired loans	$3,712	$—	$—	$3,712

December 31, 2016
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$28,145	$28,145	$—	$—
U.S. Agency notes	85,400	—	85,400	—
U.S. Agency mortgage-backed securities	71,047	—	71,047	—
Municipal securities:
Non-taxable	113,015	—	113,015	—
Taxable	19,845	—	19,845	—
Mutual fund	1,000	—	1,000	—
Mutual funds measured at net asset value (a)	1,482
Trust preferred securities	48	48	—	—
Equity securities	677	677	—	—
Total recurring fair value measurements	$320,659	$28,870	$290,307	$—

Nonrecurring fair value measurements:
Impaired loans	$5,340	$—	$—	$5,340

(a)
In accordance with FASB ASC Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated condensed balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2017 and December 31, 2016 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
September 30, 2017
Impaired loans	$3,712	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	3.25%	6.25%

December 31, 2016
Impaired loans	$5,340	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	4.50%	5.56%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
FINANCIAL ASSETS:
Cash and cash equivalents	$21,203	$21,203	$21,203	$—	$—
Investment securities, held-to-maturity	36,860	36,805	—	—	36,805
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	830,797	808,212	—	—	808,212
Accrued interest receivable	4,639	4,639	—	4,639	—

FINANCIAL LIABILITIES:
Deposits	1,121,523	1,122,920	920,534	202,386	—
Short-term borrowings	30,000	30,000	30,000	—	—
Long-term debt	363	389	—	389	—
Accrued interest payable	303	303	—	303	—

December 31, 2016
FINANCIAL ASSETS:
Cash and cash equivalents	$18,865	$18,865	$18,865	$—	$—
Investment securities, held-to-maturity	41,003	40,490	—	—	40,490
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	816,228	799,791	—	—	799,791
Accrued interest receivable	3,559	3,559	—	3,559	—

FINANCIAL LIABILITIES:
Deposits	1,110,905	1,113,187	896,147	217,040	—
Short-term borrowings	42,040	42,040	42,040	—	—
Long-term debt	598	614	—	614	—
Accrued interest payable	307	307	—	307	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 - Fair Value Measurements (continued)

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at September 30, 2017 and December 31, 2016.

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

As extended by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ASU No. 2014-09 and the clarifying ASUs are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the updates. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. LCNB's revenue is primarily comprised of net interest income, which is explicitly excluded from the scope of ASU No. 2014-09, and non-interest income. The update may require LCNB to change how it recognizes certain recurring revenue streams related to non-interest income. However, it is not expected to have a material impact on LCNB's results of operations or financial position. Management continues to monitor the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU No. 2014-09 on various types of non-interest income. Management is currently evaluating the revenue streams that will be impacted by the amendments. The analysis includes identification of possible contract performance obligations and recognition principles. Adoption of ASU No. 2014-09 is not expected to have a material impact on LCNB's results of operations or financial position.

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

ASU No. 2016-13 will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While LCNB's Loan Committee expects that the implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, it is continuing to evaluate the potential impact on LCNB's results of operations and financial position. The Loan Committee is currently analyzing its data collection efforts, pool segmentation, and reporting mechanisms to prepare for adoption of this ASU. The financial statement impact of this new standard cannot be reasonably estimated at this time.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Recent Accounting Pronouncements (continued)

ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment"
ASU No. 2017-04 was issued in January 2017 and applies to public and other entities that have goodwill reported in their financial statements. To simplify the subsequent measurement of goodwill, this ASU eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is an SEC filer should adopt the amendments in this update on a prospective basis for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Adoption of ASU No. 2017-04 is not expected to have a material impact on LCNB's results of operations or financial position.

ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost"
ASU No. 2017-07 was issued in March 2017 and applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in ASU No. 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. Adoption of ASU No. 2017-07 is not expected to have a material impact on LCNB's results of operations or financial position.

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

ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities"
ASU No. 2017-12 was issued in August 2017 and applies to any entity that elects to apply hedge accounting in accordance with current generally accepted accounting principles. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. LCNB does not currently own any instruments within the scope of ASU No. 2017-12 and its adoption is not expected to have a material impact on its results of operations or financial position.

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. However, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially from those expectations. These factors include, but are not limited to:

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

Accounting for Intangibles.  LCNB’s intangible assets at September 30, 2017 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations

Net income for the three and nine months ended September 30, 2017 was $3,106,000 (total basic and diluted earnings per share of $0.31) and $9,355,000 (total basic and diluted earnings per share of $0.93), respectively. This compares to net income of $2,896,000 (total basic and diluted earnings per share of $0.29) and $8,828,000 (total basic and diluted earnings per share of $0.89 and $0.88, respectively) for the same three and nine-month periods in 2016.

Net interest income for the three months and nine months ended September 30, 2017 was $137,000 and $300,000, respectively, greater than the comparable periods in 2016 primarily due to growth in LCNB's loan portfolio, partially offset by a decrease in the average rate earned on the portfolio.

The provision for loan losses for the three and nine months ended September 30, 2017 was $384,000 and $633,000, respectively, less than the comparable periods in 2016. Non-accrual loans and loans past due 90 days or more and still accruing interest decreased $1,266,000, from $5,748,000 or 0.70% of total loans at December 31, 2016, to $4,482,000 or 0.54% of total loans at September 30, 2017.

Non-interest income for the three and nine months ended September 30, 2017 was $187,000 and $359,000, respectively, less than the comparable periods in 2016 primarily due to decreases in gains from the sale of investment securities. Net gains for the three and nine-month periods were $229,000 and $739,000, respectively, less than the comparable 2016 periods primarily due to a decrease in the volume of securities sold.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest expense for the three months ended September 30, 2017 was $79,000 greater than the comparable period in 2016 primarily due to increases in equipment, occupancy, and marketing expense. These three items increased a total of $337,000, partially offset by a $219,000 decrease in other real estate owned expenses. Equipment and occupancy expenses increased largely due to additional depreciation expense from the new Operations Center, along with additional utilities and maintenance costs. Marketing expense increased due to an expanded use of television and digital methods of advertising. Other real estate owned expenses decreased because the amount of other real estate owned property held during 2017 was significantly less than the amount of property held during 2016.

Non-interest expense for the nine months ended September 30, 2017 was $102,000 less than the comparable period in 2016, primarily due to a $599,000 decrease in other real estate owned expenses and to the absence of a $251,000 penalty incurred during the first quarter 2016 to pre-pay a Federal Home Loan Bank borrowing bearing an interest rate of 5.25%. The borrowing was paid off to reduce future interest expense on long-term debt. These decreases were partially offset by the increases previously mentioned and by increased salaries and employee benefits on a nine-month basis.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2017 vs. 2016
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2017 and 2016, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$824,183	$9,095	4.38%	$800,729	$8,876	4.41%
Interest-bearing demand deposits	3,638	21	2.29%	14,883	18	0.48%
Federal Reserve Bank stock	2,732	—	—%	2,732	—	—%
Federal Home Loan Bank stock	3,638	48	5.23%	3,638	36	3.94%
Investment securities:
Taxable	212,245	1,108	2.07%	245,863	1,152	1.86%
Non-taxable (2)	144,424	1,205	3.31%	144,387	1,236	3.41%
Total earnings assets	1,190,860	11,477	3.82%	1,212,232	11,318	3.71%
Non-earning assets	125,940			114,682
Allowance for loan losses	(3,324)			(3,382)
Total assets	$1,313,476			$1,323,532

Savings deposits	$653,606	150	0.09%	$668,007	167	0.10%
IRA and time certificates	203,436	700	1.37%	217,125	705	1.29%
Short-term borrowings	17,936	55	1.22%	16,328	8	0.19%
Long-term debt	383	3	3.11%	684	5	2.91%
Total interest-bearing liabilities	875,361	908	0.41%	902,144	885	0.39%
Demand deposits	276,030			262,849
Other liabilities	12,053			11,168
Capital	150,032			147,371
Total liabilities and capital	$1,313,476			$1,323,532
Net interest rate spread (3)			3.41%			3.32%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$10,569	3.52%		$10,433	3.42%
Ratio of interest-earning assets to interest-bearing liabilities	136.04%			134.37%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2017 as compared to the same period in 2016.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2017 vs. 2016 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$259	$(40)	$219
Interest-bearing demand deposits	(22)	25	3
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	12	12
Investment securities:
Taxable	(167)	123	(44)
Non-taxable	—	(31)	(31)
Total interest income	70	89	159
Interest-bearing Liabilities:
Savings deposits	(4)	(13)	(17)
IRA and time certificates	(46)	41	(5)
Short-term borrowings	1	46	47
Long-term debt	(2)	—	(2)
Total interest expense	(51)	74	23
Net interest income	$121	$15	$136

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2017 totaled $10,569,000, an increase of $136,000 from the comparable period in 2016.  Total interest income increased $159,000, partially offset by an increase in total interest expense of $23,000.

The increase in total interest income was due primarily to a $219,000 increase in loan interest income caused by a $23.5 million increase in average loans, slightly offset by a 3 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans. Partially offsetting the increase in loan interest income were a $44,000 decrease in interest income from taxable investment securities and a $31,000 decrease in interest income from non-taxable investment securities. The decrease in interest income from taxable investment securities was caused by a $33.6 million decrease in average taxable investment securities, partially offset by a 21 basis point increase in the average rate earned on these securities. The decrease in interest income from non-taxable investment securities was primarily due to a 10 basis point decrease in the average rate earned.

The increase in total interest expense was due to a $47,000 increase in interest expense on short-term borrowings caused primarily by a 103 basis point increase in the average rate paid for such borrowings. The average rate increased due to increased use during the third quarter 2017 of short-term advances from the Federal Home Loan Bank. This increase in interest expense was partially offset by a $17,000 decrease in interest expense on savings deposits caused primarily by a 1 basis point decrease in the average rate paid and secondarily by a $14.4 million decrease in the average balance of these deposits.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2017 vs. 2016
The following table presents, for the nine months ended September 30, 2017 and 2016, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$816,361	$26,833	4.39%	$785,807	$26,395	4.49%
Interest-bearing demand deposits	9,841	80	1.09%	12,632	45	0.48%
Federal Reserve Bank stock	2,732	82	4.01%	2,732	82	4.01%
Federal Home Loan Bank stock	3,638	131	4.81%	3,638	109	4.00%
Investment securities:
Taxable	216,390	3,350	2.07%	250,354	3,528	1.88%
Non-taxable (2)	144,838	3,657	3.38%	137,417	3,594	3.49%
Total earnings assets	1,193,800	34,133	3.82%	1,192,580	33,753	3.78%
Non-earning assets	124,080			112,246
Allowance for loan losses	(3,404)			(3,206)
Total assets	$1,314,476			$1,301,620

Savings deposits	$655,320	449	0.09%	$655,999	499	0.10%
IRA and time certificates	209,065	2,090	1.34%	217,329	2,066	1.27%
Short-term borrowings	20,450	97	0.63%	17,128	30	0.23%
Long-term debt	453	10	2.95%	895	22	3.28%
Total interest-bearing liabilities	885,288	2,646	0.40%	891,351	2,617	0.39%
Demand deposits	271,220			255,314
Other liabilities	10,438			10,277
Capital	147,530			144,678
Total liabilities and capital	$1,314,476			$1,301,620
Net interest rate spread (3)			3.42%			3.39%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$31,487	3.53%		$31,136	3.49%
Ratio of interest-earning assets to interest-bearing liabilities	134.85%			133.79%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2017 as compared to the same period in 2016.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended September 30, 2017 vs. 2016 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,012	$(574)	$438
Interest-bearing demand deposits	(12)	47	35
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	22	22
Investment securities:
Taxable	(506)	328	(178)
Non-taxable	190	(127)	63
Total interest income	684	(304)	380
Interest-bearing Liabilities:
Savings deposits	(1)	(49)	(50)
IRA and time certificates	(80)	104	24
Short-term borrowings	7	60	67
Long-term debt	(10)	(2)	(12)
Total interest expense	(84)	113	29
Net interest income	$768	$(417)	$351

Net interest income on a fully taxable-equivalent basis for the nine months ended September 30, 2017 totaled $31,487,000, an increase of $351,000 from the comparable period in 2016.  Total interest income increased $380,000, partially offset by an increase in total interest expense of $29,000.

The increase in total interest income was due primarily to a $438,000 increase in loan interest income caused by a $30.6 million increase in average loans, partially offset by a 10 basis point decrease in the average rate earned on loans. Also contributing to the total increase was a $63,000 increase in taxable-equivalent interest income from non-taxable investment securities caused by a $7.4 million increase in average non-taxable investment securities, partially offset by an 11 basis point decrease in the average rate earned on these securities. These increases were partially offset by a $178,000 decrease in interest income from taxable investment securities caused by a $34.0 million decrease in taxable investment securities, partially offset by a 19 basis point increase in the average rate earned on these securities.

The increase in total interest expense was due primarily to a $67,000 increase and a $24,000 increase in interest paid on short-term borrowings and IRA and time certificates, respectively. These increases were partially offset by a $50,000 decrease and a $12,000 decrease in interest paid on savings deposits and long-term debt, respectively. Short-term borrowings increased due to a 40 basis point increase in the average rate paid and a $3.3 million increase in the average balance of the debt. The average rate increased due to increased use during 2017 of short-term advances from the Federal Home Loan Bank. IRA and time certificates increased due to a 7 basis point increase in the average rate paid for these certificates, partially offset by an $8.3 million decrease in the average balance of these certificates. Savings deposits decreased primarily due to a 1 basis point decrease in the average rate paid on these deposits. Long-term debt decreased due to a $442,000 decrease in the average balance of the debt and to a 33 basis point decrease in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three and nine months ended September 30, 2017 was $(12,000) and $225,000, respectively, as compared to $372,000 and $858,000, respectively, for the same periods in 2016. Net charge-offs (recoveries) for the three and nine months ended September 30, 2017 were $(37,000) and $393,000, respectively, as compared to net charge-offs (recoveries) of $(53,000) and $189,000, respectively, for the comparable periods in 2016.

Non-Interest Income

A comparison of non-interest income for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Difference	2017	2016	Difference
Trust income	$871	$871	$—	$2,604	$2,471	$133
Service charges and fees on deposit accounts	1,352	1,276	76	3,886	3,712	174
Net gain (loss) on sales of securities	78	307	(229)	218	957	(739)
Bank owned life insurance income	190	193	(3)	676	553	123
Gains from sales of loans	34	73	(39)	136	175	(39)
Other operating income	134	126	8	359	370	(11)
Total non-interest income	$2,659	$2,846	$(187)	$7,879	$8,238	$(359)

Reasons for material increases and decreases include:

•	Trust income increased during the nine-month period ended September 30, 2017 due to an increase in trust assets and fee adjustments.

•	Service charges and fees on deposit accounts increased due to fee adjustments on certain services and greater customer utilization of other services.

•	Net gains on sales of securities decreased due to a lower volume of securities sold during 2017.

•	Bank owned life insurance income increased during the nine-month period due to mortality benefits received during the second quarter 2017.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Difference	2017	2016	Difference
Salaries and employee benefits	$4,678	$4,642	$36	$13,907	$13,737	$170
Equipment expenses	361	279	82	836	767	69
Occupancy expense, net	685	550	135	1,889	1,707	182
State franchise tax	281	279	2	851	836	15
Marketing	282	162	120	641	530	111
Amortization of intangibles	189	189	—	562	564	(2)
FDIC insurance premiums	108	168	(60)	320	495	(175)
Contracted services	307	300	7	930	750	180
Other real estate owned	3	222	(219)	8	607	(599)
Other non-interest expense	1,778	1,802	(24)	5,307	5,360	(53)
Total non-interest expense	$8,672	$8,593	$79	$25,251	$25,353	$(102)

Reasons for material increases and decreases include:

•
Salaries and employee benefits increased 0.8% and 1.2% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. These increases were primarily due to salary and wage increases, newly hired employees, and an increase in health insurance costs. These increases were partially offset by net decreases in pension expenses.

•
Equipment expenses increased primarily due to increased depreciation on furniture and equipment and increased maintenance costs on equipment. The increased depreciation was primarily due to furniture for the new Operations Center.

•
Occupancy expense increased primarily due to increased depreciation expense on bank premises and secondarily to increased utility costs, both primarily from the Operations Center. Rental expense for leased offices also increased, partially due to lease-required increases and partially due to rent paid for a new loan production office in Grandview Heights, Ohio.

•	Marketing expense increased due to an expanded use of television and digital methods of advertising.

•	FDIC insurance premiums decreased primarily due to a change in the calculation method used to determine periodic premiums.

•
Contracted services for the nine-month period ended September 30, 2017 increased largely due to fees paid to professional placement services firms, enhanced utilization of loan review specialists, fees related to an after-hours call answering service, and costs related to moving departments from the Main Office to the Operations Center.

•	Other real estate owned expense decreased because other real estate owned property held by LCNB during the 2017 period was minimal.

•
Other non-interest expense for the three and nine months ended September 30, 2017 included a $144,000 charge for impairment of premises. The three and nine months ended September 30, 2017 also included $16,000 and $154,000, respectively, in organizational costs for LCNB Risk Management, Inc., a captive insurance agency incorporated by LCNB during the second quarter 2017. For the third quarter 2017, the impairment charges was more than offset by decreases in fraudulent check and check card losses, ATM expenses, and smaller decreases in other accounts. For the nine-month period ended September 30, 2017, the impairment charge and organizational costs were more than offset by the decreases in fraudulent check and check card losses, ATM expenses, and by the absence of a $251,000 penalty incurred during the first quarter 2016 to pre-pay a Federal Home Loan Bank borrowing. The borrowing bore an interest rate of 5.25% and was paid off to reduce future interest expense.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

LCNB's effective tax rates for the nine months ended September 30, 2017 and 2016 were 25.8% and 26.0%, respectively.  The difference between the statutory rate of 35.0% for 2017 and the blended statutory rate of 34.2% for 2016 and the effective tax rate is primarily due to tax-exempt interest income from municipal securities and tax-exempt earnings from bank owned life insurance.

Financial Condition

Interest-bearing demand deposits, a component of total cash and cash equivalents in the asset section of the balance sheet, was $5.3 million greater at September 30, 2017 than at December 31, 2016 because of a $39.1 million increase in public fund deposits. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, public fund deposits tend to be at their lowest balances at year-ends.

Available-for-sale investment securities at September 30, 2017 were $10.3 million less than at December 31, 2016 and held-to-maturity investment securities were $4.1 million less at September 30, 2017 than at December 31, 2016. Investment securities in the available-for-sale category decreased primarily due to maturities and calls totaling $12.5 million and sales of securities with a carrying value of $26.2 million, partially offset by purchases totaling $27.0 million. Investment securities in the held-to-maturity category decreased primarily due to maturities and calls totaling $9.5 million, partially offset by purchases totaling $5.4 million.

Net loans at September 30, 2017 were $14.6 million greater than at December 31, 2016. Commercial, secured by real estate loans increased $32.9 million and agricultural loans increased $0.9 million, partially offset by decreases in other lending categories. Residential real estate loans decreased $12.3 million during the same period. This decrease does not include loans sold in the secondary market, which totaled $6.0 million for the nine months ended September 30, 2017.

Net premises and equipment at September 30, 2017 was $4.7 million greater than at December 31, 2016 primarily due to construction costs for the new Operations Center in Lebanon, Ohio.

Total deposits at September 30, 2017 were $10.6 million greater than at December 31, 2016. Included in this increase was the $39.1 million increase in public fund deposits by local government entities that was mentioned above.

The increase in total deposits, along with the total decrease of $14.4 million in investment securities mentioned above, contributed to the $5.3 million increase in interest-bearing demand deposits mentioned above and to a $12.0 million decrease in short-term borrowings between the same two dates.

Shareholders' equity at September 30, 2017 was $6.8 million greater than at December 31, 2016, primarily due to earnings retained and an increase in accumulated other comprehensive income (loss), net of taxes, resulting from market driven increases in the market value of investments securities.

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

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Regulatory Capital:
Shareholders' equity	$149,713	$142,944
Goodwill and other intangibles	(33,058)	(32,676)
Accumulated other comprehensive (income) loss	786	2,617
Tier 1 risk-based capital	117,441	112,885
Eligible allowance for loan losses	3,407	3,575
Total risk-based capital	$120,848	$116,460
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.14%	13.00%
Tier 1 Capital to risk-weighted assets	13.14%	13.00%
Total Capital to risk-weighted assets	13.52%	13.41%
Leverage	9.17%	8.81%

Liquidity

LCNB depends on dividends from the Bank for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders.  National banking law limits the amount of dividends the Bank may pay to the sum of retained net income for the current year plus retained net income for the previous two years.  Prior approval from the Office of the Comptroller of the Currency, the Bank's primary regulator, is necessary for the Bank to pay dividends in excess of this amount.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.  Management believes the Bank will be able to pay anticipated dividends to LCNB without needing to request approval.  The Bank is not aware of any reasons why it would not receive such approval, if required.

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At September 30, 2017, LCNB's liquid assets amounted to $331.6 million or 25.2% of total assets.  This compares to liquid assets totaling $339.5 million, or 26.0% of total assets, at December 31, 2016.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 82.2% of total deposits at September 30, 2017 were "core" deposits, compared to 85.0% of deposits at December 31, 2016. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2017 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$45,409	2,302	5.34%
Up 200	44,522	1,415	3.28%
Up 100	43,789	682	1.58%
Base	43,107	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2017 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$150,669	(9,093)	(5.69)%
Up 200	152,576	(7,186)	(4.50)%
Up 100	154,370	(5,392)	(3.38)%
Base	159,762	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2017, LCNB's disclosure controls and procedures were effective.

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

Item 1A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

During the period covered by this report, LCNB did not purchase any shares of its equity securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

10.5
Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2015, Exhibit 10.7.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 8, 2017	/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer and President

November 8, 2017	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer