Form 10-K
period 2017-12-31
LCNB CORP
filed 2018-03-09
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes         ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2017, determined using a per share closing price on that date of $20.00 as quoted on the NASDAQ Capital Market, was $192,316,000.

As of March 8, 2018, 10,026,203 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 24, 2018, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2017 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2017

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;

2.	LCNB’s ability to integrate future acquisitions, including the pending merger with Columbus First Bancorp, Inc., may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

3.
LCNB’s ability to obtain regulatory approvals of the proposed merger of LCNB with Columbus First Bancorp, Inc. on the proposed terms and schedule, and approval of the merger by the shareholders of LCNB or Columbus First Bancorp, Inc. may be unsuccessful;

4.	LCNB may incur increased charge-offs in the future;

5.	LCNB may face competitive loss of customers;

6.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

7.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

8.	changes in other regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

9.	LCNB may experience difficulties growing loan and deposit balances;

10.	the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations;

11.
deterioration in the financial condition of the U.S. banking system may impact the valuations of investments LCNB has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments;

12.
difficulties with technology or data security breaches, including cyberattacks, that could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others; and

13.
government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities and the Tax Cuts and Jobs Act.

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

LCNB CORP. AND SUBSIDIARIES

DESCRIPTION OF LCNB CORP.'S BUSINESS

General Description

LCNB Corp., an Ohio corporation formed in December 1998, is a financial holding company headquartered in Lebanon, Ohio.  Substantially all of the assets, liabilities and operations of LCNB Corp. are attributable to its wholly-owned subsidiary, LCNB National Bank (the "Bank").  LCNB Risk Management, Inc., a captive insurance agency, was incorporated in Nevada by LCNB Corp. during the second quarter 2017. LCNB Corp. and its subsidiaries are herein collectively referred to as “LCNB.” The predecessor of LCNB Corp., the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly-owned subsidiary of LCNB Corp.

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

On April 30, 2015, LCNB consummated a merger with BNB Bancorp, Inc. (“BNB”) in a stock and cash transaction valued at approximately $13.5 million. Immediately following the merger of BNB into LCNB, Brookville National Bank ("Brookville National"), a wholly-owned subsidiary of BNB, was merged into LCNB National Bank. At that time, Brookville National's two offices, both located in Brookville, Ohio, became offices of LCNB. The office located on Hay Avenue in Brookville was closed on November 10, 2017.

On December 20, 2017, LCNB and Columbus First Bancorp, Inc. (“CFB”) entered into an Agreement and Plan of Merger pursuant to which CFB will be merged into LCNB in an all-stock transaction valued at $66.9 million. Immediately following the merger of CFB into LCNB, Columbus First Bank (“Columbus First”), a wholly-owned subsidiary of CFB, will be merged into the Bank. Columbus First operates one full-service office in Worthington, Ohio.  This office will become a branch of the Bank after the merger. The transaction is expected to close in the second quarter of 2018, assuming shareholder approval by LCNB and CFB shareholders and all applicable governmental approvals have been received by that date and all other conditions precedent to the merger have been satisfied or waived.

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

LCNB CORP. AND SUBSIDIARIES

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Primary Market Area

The Bank considers its primary market area to consist of counties where it has a physical presence and neighboring counties, which includes Southwestern and South Central Ohio. At December 31, 2017, the Bank had:

•	34 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Hamilton, Montgomery, Preble, Ross, and Fayette Counties, Ohio,

•	a loan production office in Franklin County, Ohio,

•	an Operations Center in Warren County, Ohio,

•	and 38 ATMs.

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

LCNB Corp. and the Bank are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the Bank's customers and depositors.  These laws and regulations govern such areas as permissible activities, loans and investments, and rates of interest that can be charged on loans and reserves.  LCNB and the Bank also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio.  Set forth below are brief descriptions of selected laws and regulations applicable to LCNB and the Bank.

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

LCNB CORP. AND SUBSIDIARIES

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

The Dodd-Frank Act established a new independent regulatory body within the Federal Reserve System known as the Consumer Financial Protection Bureau (the “CFPB”).  The CFPB has assumed responsibility for most consumer protection laws and has broad authority, with certain exceptions, to regulate financial products offered by banks and non-banks.  The CFPB has authority to supervise, examine, and take enforcement actions with respect to depository institutions with more than $10 billion in assets, non-bank mortgage industry participants, and other CFPB-designated non-bank providers of consumer financial services.  The primary regulator for depository institutions with $10 billion or less in assets will continue to have primary examination and enforcement authority for these institutions.  The regulations enforced, however, will be the regulations written by the CFPB.

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

Employees

As of December 31, 2017, LCNB employed 310 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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
2 North Broadway
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

LCNB CORP. AND SUBSIDIARIES

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2017	2016	2015
	(In thousands)
Securities available-for-sale:
U.S. Treasury notes	$2,259	28,145	72,846
U.S. Agency notes	83,261	85,400	139,889
U.S. Agency mortgage-backed securities	67,153	71,047	29,378
Certificates of deposit	—	—	249
Municipal securities	122,540	132,860	132,420
Mutual funds	2,542	2,482	2,466
Trust preferred securities	50	48	50
Equity securities	667	677	680
Total securities available-for-sale	278,472	320,659	377,978

Securities held-to-maturity:
Municipal securities	32,571	41,003	22,633

Federal Reserve Bank stock	2,732	2,732	2,732
Federal Home Loan Bank stock	3,638	3,638	3,638
Total securities	$317,413	368,032	406,981

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of securities at December 31, 2017, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$—	—	—%	$—	—	—%
One to five years	—	—	—%	—	—	—%
Five to ten years	2,283	2,259	2.07%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	2,283	2,259	2.07%	—	—	—%

U.S. Agency notes:
Within one year	998	998	1.40%	—	—	—%
One to five years	38,235	37,805	1.77%	—	—	—%
Five to ten years	45,604	44,458	2.02%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	84,837	83,261	1.90%	—	—	—%

Municipal securities (1):
Within one year	10,224	10,269	3.29%	4,043	4,047	3.15%
One to five years	54,665	54,648	2.73%	4,128	4,045	2.90%
Five to ten years	54,633	54,119	2.94%	8,415	8,286	3.04%
After ten years	3,640	3,504	2.80%	15,985	15,972	5.81%
Total Municipal securities	123,162	122,540	2.93%	32,571	32,350	4.40%

U.S. Agency mortgage-backed securities	68,347	67,153	2.17%	—	—	—%
Mutual funds	2,586	2,542	2.23%	—	—	—%
Trust preferred securities	49	50	7.78%	—	—	—%
Equity securities	574	667	3.59%	—	—	—%

Totals	$281,838	278,472	2.40%	32,571	32,350	4.40%

(1)	Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 34.0% statutory Federal income tax rate.
Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2017.

Loan Portfolio

Administration of the lending function is the responsibility of the Chief Lending Officer and certain senior lenders. Lenders perform their duties subject to oversight and policy direction from the Board of Directors and the Loan Committee. The Loan Committee consists of LCNB’s Chief Executive Officer/President, Chief Financial Officer, Cashier, Chief Lending Officer, Chief Credit Officer, Loan Operations Officer, Loan Review Officer, Credit Analysis Officer, and the officers in charge of the commercial, agricultural, and retail loan portfolios.

LCNB CORP. AND SUBSIDIARIES

Employees authorized to accept loan applications have various, designated lending limits for the approval of loans.  A loan application for an amount outside a particular employee’s lending limit needs to be approved by an employee with a lending limit sufficient for that loan.  Loans secured by residential or commercial real estate require the approval of two individuals with appropriate lending authority:  Chief Executive Officer/President, Chief Lending Officer, Chief Credit Officer, Senior Vice President ("SVP") of Commercial Lending, SVP of Mortgage Lending, SVP of Consumer Lending, Assistant Vice President of Secondary Market Lending, or other board-designated lending officers.  Board approval is required on any loan with policy exceptions or that will exceed 50% of the Bank's legal lending limit, rounded down to the previous $100,000, in aggregate credit to any one borrower or entity, as defined by the OCC in 12 C.F.R § 32.2(b).

Interest rates charged by LCNB vary with degree of risk, type of loan, amount, complexity, repricing frequency and other relevant factors associated with the loan.

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$36,057	4.2%	$41,878	5.1%	$45,275	5.9%	$35,424	5.1%	$29,337	5.1%
Commercial, secured by real estate	527,947	62.2%	477,275	58.2%	419,633	54.5%	379,141	54.3%	314,252	54.7%
Residential real estate	251,582	29.6%	265,788	32.5%	273,139	35.4%	254,087	36.4%	215,587	37.6%
Consumer	17,450	2.1%	19,173	2.3%	18,510	2.4%	18,006	2.5%	12,643	2.2%
Agricultural	15,194	1.8%	14,802	1.8%	13,479	1.7%	11,472	1.6%	2,472	0.4%
Other loans, including deposit overdrafts	539	0.1%	633	0.1%	665	0.1%	680	0.1%	91	—%
	848,769	100.0%	819,549	100.0%	770,701	100.0%	698,810	100.0%	574,382	100.0%
Deferred origination costs (fees), net	291		254		237		146		(28)
Total loans	849,060		819,803		770,938		698,956		574,354
Less allowance for loan losses	3,403		3,575		3,129		3,121		3,588
Loans, net	$845,657		$816,228		$767,809		$695,835		$570,766

As of December 31, 2017, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table, except for loans secured by multifamily properties. Loans secured by multifamily properties, which are included in the commercial, secured by real estate category in the above table, totaled $85,853,000, or 10.1% of total loans, at December 31, 2017.

LCNB CORP. AND SUBSIDIARIES

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2017:

(In thousands)
Maturing in one year or less	$32,732
Maturing after one year, but within five years	57,451
Maturing beyond five years	489,015
Total commercial and agricultural loans	$579,198

Loans maturing beyond one year:
Fixed rate	$199,916
Variable rate	346,550
Total	$546,466

Risk Elements

The following table summarizes non-accrual, past-due, and accruing restructured loans for the dates indicated:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans	$2,965	5,725	1,723	5,599	2,961
Past-due 90 days or more and still accruing	—	23	559	203	250
Accruing restructured loans	10,469	11,731	13,723	14,269	15,151
Total	$13,434	17,479	16,005	20,071	18,362
Percent to total loans	1.58%	2.13%	2.08%	2.87%	3.20%
LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2017, there were no material additional loans not classified as acquired credit impaired or already disclosed as non-accrual, accruing restructured, or accruing past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LCNB CORP. AND SUBSIDIARIES

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$378	4.2%	$350	5.1%	$244	5.9%	$129	5.1%	$175	5.1%
Commercial, secured by real estate	2,178	62.2%	2,179	58.2%	1,908	54.5%	1,990	54.3%	2,520	54.7%
Residential real estate	717	29.6%	885	32.5%	854	35.4%	926	36.4%	826	37.6%
Consumer	76	2.1%	96	2.3%	54	2.4%	63	2.5%	66	2.2%
Agricultural	53	1.8%	60	1.8%	66	1.7%	11	1.6%	—	0.4%
Other loans, including deposit overdrafts	1	0.1%	5	0.1%	3	0.1%	2	0.1%	1	—%
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$3,403	100.0%	$3,575	100.0%	$3,129	100.0%	$3,121	100.0%	$3,588	100.0%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2017:

(In thousands)
Maturity within 3 months	$4,311
After 3 but within 6 months	2,830
After 6 but within 12 months	14,526
After 12 months	44,940
$66,607
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

The phase-in period for the final rules began for LCNB on January 1, 2015, with full compliance with all of the final rules' requirements phased in over a multi-year schedule through January 1, 2019. While management expects that LCNB's capital ratios under Basel III will continue to exceed the well capitalized minimum capital requirements, there can be no assurance that such will be the case. If LCNB is unable to meet or exceed the applicable minimum capital requirements, it may become subject to supervisory actions ranging in severity from losing its financial holding company status, to being precluded from making acquisitions or engaging in new activities or becoming subject to informal or formal regulatory enforcement actions.

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
LCNB conducts its operations from offices that are located in nine Southwestern and South Central Ohio counties, from which substantially all of its customer base is drawn. Because of this geographic concentration of operations and customer base, LCNB's financial performance is heavily influenced by economic conditions in these areas. Any material deterioration in economic conditions in these markets could have material direct or indirect adverse impacts on LCNB's customers and on LCNB. Such deterioration could increase the number of customers experiencing financial distress, negatively impacting their ability to obtain new loans or to repay existing loans. As a result, LCNB may experience increases in the levels of impaired loans, increased charge-offs, and increased provisions for loan losses. Deteriorating economic conditions may also affect the ability of depositors to maintain or add to deposit balances and may affect the demand for loans, trust, brokerage, and other products and services offered by LCNB. Such losses and decreased demand could have material adverse affects on LCNB's financial position, results of operations, and cash flows.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Company is still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on the Company. The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The intended and unintended consequences of the Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. The Company anticipates that the impact of the Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.

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
From time to time LCNB may seek to acquire other financial institutions or parts of those institutions or may open new branch offices.  It may also consider and enter into new lines of business or offer new products or services.  Such activities involve a number of risks, which may include potential inaccuracies in estimates and judgments used to evaluate the expansion opportunity, diversion of management and employee attention, lack of experience in a new market or product or service, and difficulties in integrating a future acquisition or introducing a new product or service.  There is no assurance that such growth or expansion activities will be successful or that they will achieve desired profitability levels.

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

LCNB CORP. AND SUBSIDIARIES

LCNB’s information systems may experience an interruption, cyberattack, or other breach in security.
LCNB relies heavily on communications and information systems to conduct its business. Significant resources are devoted to maintaining and regularly updating LCNB's data systems, there can be no assurance that these security measures will provide absolute security. Any failure, interruption, cyberattack, or other breach in security of these systems could result in failures or disruptions in LCNB’s customer relationship management, general ledger, deposit, loan, and other systems. While LCNB has policies and procedures designed to prevent or limit the effect of the failure, interruption, cyberattack, or other security breach of its information systems, there can be no assurance that any such occurrences will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, cyberattacks, or other security breaches of LCNB’s information systems could significantly disrupt LCNB's operations, allow misappropriation of LCNB's confidential information, allow misappropriation of customer confidential information, damage LCNB’s reputation, result in a loss of customer business, subject LCNB to additional regulatory scrutiny, or expose LCNB to significant civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations.

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

LCNB CORP. AND SUBSIDIARIES

Item 1B. Unresolved Staff Comments

Not applicable.

LCNB CORP. AND SUBSIDIARIES

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address	County

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Warren	Owned

2.	Auto Bank	Silver and Mechanic Streets Lebanon, Ohio 45036	Warren	Owned

3.	Barron Street Office	1697 North Barron Street Eaton, Ohio 45320	Preble	Leased

4.	Bridge Street Office	1240 North Bridge Street Chillicothe, Ohio 45601	Ross	Owned

5.	Brookville Office	225 West Upper Lewisburg Salem Road Brookville, Ohio 45309	Montgomery	Owned

6.	Centerville Office	9605 Dayton-Lebanon Pike Centerville, Ohio 45458	Montgomery	Owned

7.	Chillicothe Office	33 West Main Street Chillicothe, Ohio 45601	Ross	Owned

8.	Colerain Township Office	3209 West Galbraith Road Cincinnati, Ohio 45239	Hamilton	Owned

9.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Warren	Owned

10.	Eaton Office	110 West Main Street Eaton, Ohio 45320	Preble	Owned

11.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Butler	Leased

12.	Frankfort Office	Springfield and Main Streets Frankfort, Ohio 45628	Ross	Owned

13.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Clermont	Owned

14.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Butler	Owned

15.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Warren	Owned

16.	Lewisburg Office	522 South Commerce Street Lewisburg, Ohio 45338	Preble	Owned

17.	Loveland Office	500 Loveland-Madeira Road Loveland, Ohio 45140	Hamilton	Owned

LCNB CORP. AND SUBSIDIARIES

	Name of Office	Address	County

18.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Warren	Owned

19.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Warren	Owned

20.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Butler	Owned

21.	Monroe Office	101 Clarence F. Warner Drive Monroe, Ohio 45050	Butler	Owned

22.	New Paris Office	201 South Washington Street New Paris, Ohio 45347	Preble	Owned

23.	Oakwood Office	2705 Far Hills Avenue Oakwood, Ohio 45419	Montgomery	(2)

24.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Warren	Leased

25.	Oxford Office (1)	30 West Park Place Oxford, Ohio 45056	Butler	(2)

26.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Warren	Owned

27.	South Lebanon Office	603 Corwin Nixon Blvd. South Lebanon, Ohio 45065	Warren	Owned

28.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Warren	Owned

29.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Warren	Leased

30.	Washington Court House Office	100 Crossings Drive Washington Court House, Ohio 43160	Fayette	Owned

31.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Warren	Owned

32.	West Alexandria Office	55 East Dayton Street West Alexandria, Ohio 45381	Preble	Owned

33.	Western Avenue Office	1006 Western Avenue Chillicothe, Ohio 45601	Ross	Owned

34.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Clinton	Owned

35.	Loan Production Office	1500 West Third Ave., Suite 205 & 209 Grandview Heights, Ohio 43212	Franklin	Leased

LCNB CORP. AND SUBSIDIARIES

	Name of Office	Address	County

36.	Operations Center	105 North Broadway Lebanon, Ohio 45036	Warren	Owned

(1)	Excess space in this office is leased to third parties.

(2)	The Bank owns the Oakwood and Oxford office buildings and leases the land.

Item 3.  Legal Proceedings

Except for routine litigation incidental to its businesses, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any material proceedings.

Item 4.  Mine Safety Disclosures

Not Applicable.

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 962 registered holders of its common stock as of December 31, 2017.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market exchange under the symbol “LCNB.”

Trade prices for shares of LCNB Common Stock and cash dividends per share declared and paid are set forth below.  The trade prices shown below are interdealer without retail markups, markdowns, or commissions.

	2017			2016
	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$24.35	20.80	0.16	17.75	15.51	0.16
Second Quarter	23.90	19.00	0.16	17.24	15.69	0.16
Third Quarter	21.85	18.05	0.16	19.13	15.73	0.16
Fourth Quarter	22.84	19.40	0.16	25.00	16.55	0.16
Total dividends declared			0.64			0.64

It is expected that LCNB will continue to pay dividends on a similar schedule, to the extent permitted by business and potential factors beyond management's control.

LCNB depends on dividends from the Bank for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders. National banking law limits the amount of dividends the Bank may pay to the sum of retained net income, as defined, for the current year plus retained net income for the previous two calendar years. Prior approval from the OCC, the Bank’s primary regulator, would be necessary for the Bank to pay dividends in excess of this amount. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. Management believes the Bank will be able to pay anticipated ordinary dividends to LCNB without needing to request approval.

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

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through December 31, 2017, 290,444 shares have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2017 and 2016.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's common stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 466,018 shares have been purchased under this program since its inception through December 31, 2017.  No shares were purchased under the Private Sale Repurchase Program during 2017 and 2016.

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

The following table shows information relating to stock options outstanding under the 2002 Plan and 2015 Plan at December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	20,265	$11.42	429,935
Equity compensation plans not approved by security holders	—	—	—
Total	20,265	$11.42	429,935

LCNB CORP. AND SUBSIDIARIES

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite, the SNL Midwest OTC-BB and Pink Sheet Banks, and the SNL Midwest Bank indexes.  This graph covers the period from December 31, 2012 through December 31, 2017.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2012 in LCNB common stock, the NASDAQ Composite, and the SNL Midwest Bank Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
LCNB Corp.	$100.00	135.14	118.72	134.15	197.63	179.39
NASDAQ Composite Index	$100.00	140.12	160.78	171.97	187.22	242.71
SNL Midwest Bank index	$100.00	136.91	148.84	151.10	201.89	216.95

Source: S&P Global Market Intelligence
© 2017

LCNB CORP. AND SUBSIDIARIES

Item 6.  Selected Financial Data
The following represents selected consolidated financial data of LCNB for the years ended December 31, 2013 through 2017 and are derived from LCNB's consolidated financial statements.  Certain prior year data presented in this table have been reclassified to conform with the current year presentation.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Income Statement:
Interest income	$44,463	43,750	42,659	39,477	33,497
Interest expense	3,599	3,504	3,328	3,590	4,065
Net interest income	40,864	40,246	39,331	35,887	29,432
Provision for loan losses	215	913	1,366	930	588
Net interest income after provision for loan losses	40,649	39,333	37,965	34,957	28,844
Non-interest income	10,458	10,853	10,123	9,142	9,090
Non-interest expenses	33,863	33,261	32,392	30,844	26,212
Income before income taxes	17,244	16,925	15,696	13,255	11,722
Provision for income taxes	4,272	4,443	4,222	3,386	2,942
Net income	$12,972	12,482	11,474	9,869	8,780

Dividends per common share	$0.64	0.64	0.64	0.64	0.64

Earnings per common share:
Basic	1.30	1.26	1.18	1.06	1.12
Diluted	1.29	1.25	1.17	1.05	1.10

Balance Sheet:
Securities	$317,413	368,032	406,981	314,074	279,021
Loans, net	845,657	816,228	767,809	695,835	570,766
Total assets	1,295,638	1,306,799	1,280,531	1,108,066	932,338
Total deposits	1,085,821	1,110,905	1,087,160	946,205	785,761
Short-term borrowings	47,000	42,040	37,387	16,645	8,655
Long-term debt	303	598	5,947	11,357	12,102
Total shareholders' equity	150,271	142,944	140,108	125,695	118,873

Selected Financial Ratios and Other Data:
Return on average assets	0.99%	0.96%	0.94%	0.88%	0.93%
Return on average equity	8.74%	8.60%	8.43%	8.04%	9.02%
Equity-to-assets ratio	11.60%	10.94%	10.94%	11.34%	12.75%
Dividend payout ratio	49.23%	50.79%	54.24%	60.38%	57.14%
Net interest margin, fully taxable equivalent	3.58%	3.51%	3.64%	3.66%	3.57%
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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the consolidated financial statements and related notes contained in the 2017 Annual Report to Shareholders.

Overview

Net income for 2017 was $12,972,000 (basic and diluted earnings per share of $1.30 and $1.29, respectively), compared to $12,482,000 (basic and diluted earnings per share of $1.26 and $1.25) in 2016 and $11,474,000 (basic and diluted earnings per share of $1.18 and $1.17) in 2015.

The following items significantly affected earnings for 2017:

•
Net gain on sales of securities was significantly greater in 2016 as compared to 2017 and 2015 due primarily to market rates at the time of the sales. In addition, the amount of securities sold in 2017 was less than the amounts sold in 2016 and 2015.

•
Other real estate owned expense was greater in 2016 and 2015 as compared to 2017 because of valuation writedowns and losses on sales recognized during 2016 and 2015. Other real estate owned properties held during 2017 were minimal.

•
Other non-interest expense for 2017 included $154,000 in organizational costs for LCNB Risk Management, Inc. and $113,000 in losses from sales of fixed assets, primarily due to the sale of a closed office building.

•
As a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, LCNB revalued its net deferred tax liability position to reflect the reduction in its federal corporate income tax rate from 34% to 21%. This revaluation resulted in a one-time income tax benefit of approximately $224,000, or $0.02 of basic and diluted earnings per common share for the year ended December 31, 2017.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$822,452	36,571	4.45%	$792,526	35,600	4.49%	$740,626	35,285	4.76%
Federal funds sold	—	—	—%	—	—	—%	452	1	0.22%
Interest-bearing demand deposits	7,972	88	1.10%	12,394	59	0.48%	12,245	30	0.24%
Federal Reserve Bank stock	2,732	164	6.00%	2,732	164	6.00%	2,495	152	6.09%
Federal Home Loan Bank stock	3,638	182	5.00%	3,638	146	4.01%	3,638	146	4.01%
Investment securities:
Taxable	208,918	4,328	2.07%	243,559	4,582	1.88%	245,410	4,197	1.71%
Non-taxable (2)	143,394	4,815	3.36%	140,692	4,862	3.46%	115,215	4,315	3.75%
Total earning assets	1,189,106	46,148	3.88%	1,195,541	45,413	3.80%	1,120,081	44,126	3.94%
Non-earning assets	123,800			112,909			107,919
Allowance for loan losses	(3,405)			(3,318)			(2,888)
Total assets	$1,309,501			$1,305,132			$1,225,112

Savings deposits	$645,471	594	0.09%	$654,891	652	0.10%	$608,925	545	0.09%
IRA and time certificates	205,540	2,784	1.35%	217,228	2,788	1.28%	219,562	2,464	1.12%
Short-term borrowings	23,976	209	0.87%	17,952	38	0.21%	15,105	24	0.16%
Long-term debt	421	12	2.85%	826	26	3.15%	6,177	295	4.78%
Total interest-bearing liabilities	875,408	3,599	0.41%	890,897	3,504	0.39%	849,769	3,328	0.39%
Demand deposits	274,855			259,060			230,608
Other liabilities	10,795			10,014			8,590
Capital	148,443			145,161			136,145
Total liabilities and capital	$1,309,501			$1,305,132			$1,225,112
Net interest rate spread (3)			3.47%			3.41%			3.55%
Net interest income and net interest margin on a tax equivalent basis (4)		42,549	3.58%		41,909	3.51%		40,798	3.64%
Ratio of interest-earning assets to interest-bearing liabilities	135.83%			134.20%			131.81%

(1)	Includes non-accrual loans if any.

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

	For the years ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$1,334	(363)	971	2,395	(2,080)	315
Federal funds sold	—	—	—	(1)	—	(1)
Interest-bearing demand deposits	(27)	56	29	—	29	29
Federal Reserve Bank stock	—	—	—	14	(2)	12
Federal Home Loan Bank stock	—	36	36	—	—	—
Investment securities:
Taxable	(690)	436	(254)	(32)	417	385
Non-taxable (2)	92	(139)	(47)	900	(353)	547
Total interest income	709	26	735	3,276	(1,989)	1,287
Interest expense attributable to:
Savings deposits	(9)	(49)	(58)	43	64	107
IRA and time certificates	(154)	150	(4)	(26)	350	324
Short-term borrowings	17	154	171	5	9	14
Long-term debt	(12)	(2)	(14)	(193)	(76)	(269)
Total interest expense	(158)	253	95	(171)	347	176
Net interest income	$867	(227)	640	3,447	(2,336)	1,111

(1)	Non-accrual loans, if any, are included in average loan balances.

(2)
Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 34%.

2017 vs. 2016.  Net interest income on a fully tax-equivalent basis for 2017 totaled $42,549,000, an increase of $640,000 from 2016.  The increase resulted from an increase in total taxable-equivalent interest income of $735,000, slightly offset by an increase in total interest expense of $95,000.

The increase in total interest income was due primarily to a $971,000 increase in loan interest income caused by a $29.9 million increase in average loans, partially offset by a 4 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans. Partially offsetting the increase in loan interest income was a $254,000 decrease in interest income from taxable investment securities and a $47,000 decrease in taxable-equivalent interest income from non-taxable investment securities. Interest income from taxable investment securities decreased due to a $34.6 million decrease in average taxable investment securities, partially offset by a 19 basis point increase in the average rate earned on these securities. Interest income from non-taxable investment securities decreased due to a 10 basis point decrease in the average rate earned on these securities, partially offset by a $2.7 million increase in non-taxable investment securities.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in total interest expense was primarily due to a $171,000 increase in interest paid on short-term borrowings, partially offset by decreases in interest paid on savings deposits, IRA and time certificates, and long-term debt. Short-term borrowings increased due to a 66 basis point increase in the average rate paid and, secondarily, due to a $6.0 million increase in the average balance of borrowings outstanding. Interest paid on savings deposits decreased due to a 1 basis point decrease in the average rate paid and due to a $9.4 million decrease in average deposits outstanding. IRA and time certificates decreased due to an $11.7 million decrease in average certificates outstanding, largely offset by a 7 basis point increase in the average rate paid. Long-term debt decreased primarily due to a $405,000 decrease in average debt outstanding and to a 30 basis point decrease in the average rate paid.

2016 vs. 2015.  Net interest income on a fully tax-equivalent basis for 2016 totaled $41,909,000, an increase of $1,111,000 from 2015.  The increase resulted from an increase in total taxable-equivalent interest income of $1,287,000, slightly offset by an increase in total interest expense of $176,000.

The increase in taxable-equivalent interest income was due to a $75.5 million increase in total average interest-earning assets, slightly offset by a 14 basis point decrease in the average rate earned on interest-earning assets.  The increase in total average interest-earning assets reflects an increase of $51.9 million in average loans and a $25.5 million increase in non-taxable investment securities. The decrease in the average rate earned was primarily due to general decreases in market rates.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2013 through 2017:

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance – Beginning of year	$3,575	3,129	3,121	3,588	3,437

Loans charged off:
Commercial and industrial	—	234	100	261	119
Commercial, secured by real estate	462	185	1,133	573	58
Residential real estate	225	127	304	652	244
Consumer	90	85	52	129	181
Agricultural	—	—	67	—	—
Other loans, including deposit overdrafts	138	119	74	79	67
Total loans charged off	915	750	1,730	1,694	669

Recoveries:
Commercial and industrial	99	26	7	42	4
Commercial, secured by real estate	113	98	96	63	26
Residential real estate	140	52	107	40	31
Consumer	114	53	60	108	127
Agricultural	—	—	67	—	—
Other loans, including deposit overdrafts	62	54	35	44	44
Total recoveries	528	283	372	297	232
Net charge offs	387	467	1,358	1,397	437

Provision charged to operations	215	913	1,366	930	588
Balance - End of year	$3,403	3,575	3,129	3,121	3,588

Ratio of net charge-offs during the period to average loans outstanding	0.05%	0.06%	0.18%	0.21%	0.08%

Ratio of allowance for loan losses to total loans at year-end	0.40%	0.44%	0.41%	0.45%	0.62%
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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inputs from all of the Bank’s credit risk identification processes are used by management to analyze and validate the adequacy and methodology of the allowance quarterly.  The analysis includes two basic components: specific allocations for individual loans and general loss allocations for pools of loans based on average historic loss ratios for the sixty preceding months adjusted for identified economic and other risk factors.  Due to the number, size, and complexity of loans within the loan portfolio, there is always a possibility of inherent undetected losses.

Non-Interest Income

A comparison of non-interest income for 2017, 2016, and 2015 is as follows:

				Increase (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Fiduciary income	$3,473	3,286	3,262	187	24
Service charges and fees on deposit accounts	5,236	5,008	4,920	228	88
Net gains on sales of securities	233	1,082	495	(849)	587
Bank owned life insurance income	867	746	625	121	121
Net gains from sales of loans	166	244	343	(78)	(99)
Other operating income	483	487	478	(4)	9
Total non-interest income	10,458	10,853	10,123	(395)	730

Reasons for material increases and decreases include:

•	Fiduciary income increased during 2017 due to an increase in assets managed and to fee adjustments.

•	Service charges and fees on deposit accounts increased during 2017 due to fee adjustments on certain services and greater customer utilization of various services.

•
Comparing 2017 to 2016, net gains on sales of securities were less during 2017 primarily due to a lower volume of sales. Comparing 2016 to 2015, net gains were greater in 2016 primarily due to market rates at the times of the sales.

•
Comparing 2017 to 2016, bank owned life insurance income was greater for 2017 primarily due to mortality benefits received during the second quarter. Comparing 2016 to 2015, income was greater for 2016 primarily due to $4 million of new policies purchased during the first quarter 2016.

•
Comparing 2017 to 2016, net gains from sales of loans was less for 2017 primarily due to a lower volume of loans sold. Comparing 2016 to 2015, net gains were less, even though a higher volume of loans were sold during 2016, due to market pricing at the times of the sales.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for 2017, 2016, and 2015 is as follows:

				Increase (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Salaries and employee benefits	$18,585	18,215	17,593	370	622
Equipment expenses	1,172	1,048	1,257	124	(209)
Occupancy expense, net	2,613	2,271	2,307	342	(36)
State financial institutions tax	1,137	1,114	1,001	23	113
Marketing	873	696	720	177	(24)
Amortization of intangibles	751	753	700	(2)	53
FDIC premiums	423	547	598	(124)	(51)
ATM expense	572	721	698	(149)	23
Computer maintenance and supplies	882	790	782	92	8
Telephone expense	735	746	707	(11)	39
Contracted services	1,255	1,033	842	222	191
Other real estate owned	10	624	489	(614)	135
Merger-related expenses	118	—	643	118	(643)
Other non-interest expense	4,737	4,703	4,055	34	648
Total non-interest expense	33,863	33,261	32,392	602	869

Reasons for material increases and decreases include:

•
Salaries and employee benefits were 2.0% greater in 2017 than in 2016 and 2016 was 3.5% greater than in 2015. The increase for 2017 was primarily due to salary and wage increases, an increase in the number of employees, and an increase in health insurance costs, partially offset by a net decrease in pension expenses. The increase for 2016 was primarily due to salary and wage increases and employees retained from the acquisition of BNB Bancorp, Inc. on April 30, 2015, partially offset by a net decrease in pension expenses. The number of full-time equivalent employees was 310 at December 31, 2017, 282 at December 31, 2016, and 280 at December 31, 2015.

•
Comparing 2017 to 2016, equipment expenses increased primarily due to increased depreciation expense on furniture and equipment purchased for the new Operations Center. Comparing 2016 to 2015, equipment expenses decreased primarily due to a decrease in depreciation expense.

•
Occupancy expense for 2017 increased primarily due to increased depreciation on bank premises and, secondarily, to increased maintenance-related expenses, both primarily due to the new Operations Center.

•	Marketing expense increased in 2017 primarily due to expanded use of television and digital methods of advertising.

•	FDIC premiums decreased in 2017 primarily due to a change in the calculation method used to determine periodic premiums.

•	ATM expense for 2017 decreased primarily due to a change in the ATM network that processes PIN-based transactions.

•
Contracted services for 2017 increased largely due to fees paid to professional placement services firms, enhanced utilization of loan review specialists, fees related to an after-hours call answering service, and costs related to moving departments from the Main Office to the Operations Center. The increase in 2016 reflects increased use of outside professionals in general.

•	Other real estate owned expense decreased during 2017 because other real estate owned property held during the year was minimal.

•	Merger-related expenses for 2015 related to the acquisition of BNB Bancorp. Inc. Merger-related expenses for 2017 relate to the pending acquisition of Columbus First Bancorp, Inc.

•
Other non-interest expense for 2017 included $154,000 in organizational costs for LCNB Risk Management, Inc. and $113,000 in losses from sales of fixed assets, primarily due to the sale of a closed office building. Other non-interest expense for 2016 included a $251,000 penalty incurred during the first quarter 2016 to pre-pay a Federal Home Loan Bank borrowing. The borrowing bore an interest rate of 5.25% and was paid off to reduce future interest expense.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2017, 2016, and 2015 were 24.8%, 26.3%, and 26.9%, respectively.  The difference between the statutory rate of 34.0% and the effective tax rate is primarily due to tax-exempt interest income, tax-exempt earnings from bank owned life insurance, and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

As a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, LCNB revalued its net deferred tax liability position to reflect the reduction in its federal corporate income tax rate from 34% to 21%. This revaluation resulted in a one-time income tax benefit of approximately $224,000, or $0.02 of basic and diluted earnings per common share for the year ended December 31, 2017.

Assets

Total cash and cash equivalents were $6.5 million greater at December 31, 2017 than at December 31, 2016 primarily due to shrinkage in the investment securities portfolios and an increase in short-term borrowings, partially offset by growth in the loan portfolio and shrinkage in total deposits.

Available-for-sale and held-to-maturity investment securities at December 31, 2017 were respectively $42.2 million less and $8.4 million less than at December 31, 2016. Management used the decrease in investment funds to fund loan growth, to fund deposit shrinkage, and to maintain liquidity.

Net loans at year-end 2017 were $29.4 million greater than at year-end 2016, primarily due to a $50.7 million increase in the commercial, secured by real estate loans. This increase was partially offset by a $5.8 million decrease in commercial and industrial loans, a $14.2 million decrease in residential real estate loans, and a $1.7 million decrease in consumer loans. The increase in the loan portfolio does not reflect $7.5 million of residential fixed-rate real estate loans that were originated and sold to the Federal Home Loan Mortgage Corporation during 2017.

Net premises and equipment at December 31, 2017 was $4.7 million greater than at December 31, 2016 primarily due to construction costs for the new Operations Center in Lebanon, Ohio.

Liabilities

Total deposits at December 31, 2017 were $25.1 million less than at December 31, 2016. Part of the decrease can be attributed to growth in two off-balance sheet investment alternatives offered by LCNB. Assets managed by LCNB Investment Services, a brokerage partnership with LPL Financial LLC, grew from $188.7 million at December 31, 2016 to $229.0 at December 31, 2017. In addition, LCNB introduced a new product during 2017 that sweeps funds from larger balance LCNB deposits into multiple smaller balance, FDIC-insured deposits at other banks.

Short-term borrowings at December 31, 2017 were $5.0 million greater than at December 31, 2016. The additional borrowings were used for liquidity purposes.

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

The liquidity of LCNB is enhanced by the fact that 85.1% of total deposits at December 31, 2017 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquid assets include cash and cash equivalents, federal funds sold and securities available-for-sale.  Except for investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati (“FHLB”) and certain local municipal securities, all of LCNB's investment portfolio is classified as "available-for-sale" and can be readily sold to meet liquidity needs, subject to certain pledging commitments for public funds, repurchase agreements, and other requirements.  At December 31, 2017, LCNB's liquid assets amounted to $303.9 million or 23.5% of total assets, compared to $339.5 million or 26.0% of total assets at December 31, 2016. The ratio for 2017 is less than 2016 because of a decrease in securities available-for-sale.

An additional source of funding is borrowings from the FHLB.  Long-term advances totaling $303,000 and short-term advances totaling $47.0 million were outstanding at December 31, 2017.  Total remaining available borrowing capacity with the FHLB, including short-term advances, at December 31, 2017 was approximately $56.3 million.  One of the factors limiting availability of FHLB borrowings is a bank’s ownership of FHLB stock.  LCNB could increase its available borrowing capacity by purchasing more FHLB stock.

Besides short-term FHLB advances, short-term borrowings may include federal funds purchased and advances from lines of credit with two other financial institutions.  At December 31, 2017, LCNB could borrow up to $30 million through the lines of credit and up to $10 million under a federal funds arrangements with another financial institution.

Commitments to extend credit at December 31, 2017 totaled $150.7 million, including standby letters of credit totaling $294,000, and are more fully described in Note 14 - Commitments and Contingent Liabilities to LCNB's consolidated financial statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides information concerning LCNB's contractual obligations at December 31, 2017:

		Payments due by period
	Total	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Short-term borrowings	$47,000	47,000	—	—	—
Long-term debt obligations	303	248	55	—	—
Operating lease obligations	4,459	321	450	325	3,363
Estimated pension plan contribution for 2018	224	224	—	—	—
Funding commitments for affordable housing tax credit limited partnerships	2,257	784	856	213	404
Estimated capital expenditure obligations	40	40	—	—	—
Certificates of deposit:
$100,000 and over	66,607	21,667	29,243	15,264	433
Other time certificates	125,292	42,787	54,939	25,773	1,793
Total	$246,182	113,071	85,543	41,575	5,993

The following table provides information concerning LCNB's commitments at December 31, 2017:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$22,861	22,861	—	—	—
Unused lines of credit	127,572	52,094	39,044	17,659	18,775
Standby letters of credit	294	294	—	—	—
Total	$150,727	75,249	39,044	17,659	18,775

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. Information summarizing the regulatory capital of LCNB and the Bank at December 31, 2017 and 2016 and corresponding regulatory minimum requirements is included in Note 15 - Regulatory Matters of the consolidated financial statements.

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

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for a stock dividend.  Through December 31, 2017, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2017.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 466,018 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2017.  No shares were purchased under this program during 2017.

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2017 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of fixed-rate mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2017 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	$46,728	2,196	4.93%
Up 200	45,975	1,443	3.24%
Up 100	45,239	707	1.59%
Base	44,532	—	—%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2017 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE for all shock levels.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	$151,988	(2,484)	(1.61)%
Up 200	152,730	(1,742)	(1.13)%
Up 100	152,384	(2,088)	(1.35)%
Base	154,472	—	—%

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

Management assessed LCNB’s internal controls as of December 31, 2017, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, LCNB’s internal control over financial reporting met the criteria.

BKD LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2017.

Submitted by:

LCNB Corp.

/s/ Steve P. Foster	/s/ Robert C. Haines II
Steve P. Foster	Robert C. Haines II
Chief Executive Officer & President	Executive Vice President &
March 9, 2018	Chief Financial Officer
March 9, 2018

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
LCNB Corp.
Lebanon, Ohio

Opinion on the Internal Control Over Financial Reporting
We have audited LCNB Corp.’s (Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 9, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

LCNB CORP. AND SUBSIDIARIES

Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP
BKD, LLP

Cincinnati, Ohio
March 9, 2018

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
LCNB Corp.
Lebanon, Ohio

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LCNB Corp. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP
BKD, LLP

We have served as the Company’s auditor since 2014.

Cincinnati, Ohio
March 9, 2018

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2017	2016
ASSETS:
Cash and due from banks	$21,159	18,378
Interest-bearing demand deposits	4,227	487
Total cash and cash equivalents	25,386	18,865

Investment securities:
Available-for-sale, at fair value	278,472	320,659
Held-to-maturity, at cost	32,571	41,003
Federal Reserve Bank stock, at cost	2,732	2,732
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	845,657	816,228
Premises and equipment, net	34,927	30,244
Goodwill	30,183	30,183
Core deposit and other intangibles	3,799	4,582
Bank owned life insurance	27,985	27,307
Other assets	10,288	11,358
TOTAL ASSETS	$1,295,638	1,306,799

LIABILITIES:
Deposits:
Non-interest-bearing	$283,212	271,332
Interest-bearing	802,609	839,573
Total deposits	1,085,821	1,110,905
Short-term borrowings	47,000	42,040
Long-term debt	303	598
Accrued interest and other liabilities	12,243	10,312
TOTAL LIABILITIES	1,145,367	1,163,855

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value; authorized 19,000,000 shares at December 31, 2017 and 2016; issued 10,776,686 and 10,751,652 shares at December 31, 2017 and 2016, respectively	76,977	76,490
Retained earnings	87,301	80,736
Treasury shares at cost, 753,627 shares at December 31, 2017 and 2016	(11,665)	(11,665)
Accumulated other comprehensive loss, net of taxes	(2,342)	(2,617)
TOTAL SHAREHOLDERS' EQUITY	150,271	142,944

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,295,638	1,306,799

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2017	2016	2015
INTEREST INCOME:
Interest and fees on loans	$36,571	35,600	35,285
Interest on investment securities:
Taxable	4,328	4,582	4,197
Non-taxable	3,130	3,199	2,848
Other investments	434	369	329
TOTAL INTEREST INCOME	44,463	43,750	42,659

INTEREST EXPENSE:
Interest on deposits	3,378	3,440	3,009
Interest on short-term borrowings	209	38	24
Interest on long-term debt	12	26	295
TOTAL INTEREST EXPENSE	3,599	3,504	3,328
NET INTEREST INCOME	40,864	40,246	39,331
PROVISION FOR LOAN LOSSES	215	913	1,366
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,649	39,333	37,965

NON-INTEREST INCOME:
Fiduciary income	3,473	3,286	3,262
Service charges and fees on deposit accounts	5,236	5,008	4,920
Net gains on sales of securities	233	1,082	495
Bank owned life insurance income	867	746	625
Net gains from sales of loans	166	244	343
Other operating income	483	487	478
TOTAL NON-INTEREST INCOME	10,458	10,853	10,123

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,585	18,215	17,593
Equipment expenses	1,172	1,048	1,257
Occupancy expense, net	2,613	2,271	2,307
State financial institutions tax	1,137	1,114	1,001
Marketing	873	696	720
Amortization of intangibles	751	753	700
FDIC premiums	423	547	598
ATM expense	572	721	698
Computer maintenance and supplies	882	790	782
Telephone expense	735	746	707
Contracted services	1,255	1,033	842
Other real estate owned	10	624	489
Merger-related expenses	118	—	643
Other non-interest expense	4,737	4,703	4,055
TOTAL NON-INTEREST EXPENSE	33,863	33,261	32,392

INCOME BEFORE INCOME TAXES	17,244	16,925	15,696
PROVISION FOR INCOME TAXES	4,272	4,443	4,222
NET INCOME	$12,972	12,482	11,474

Earnings per common share:
Basic	$1.30	1.26	1.18
Diluted	1.29	1.25	1.17

Weighted average common shares outstanding:
Basic	10,005,575	9,948,057	9,704,965
Diluted	10,012,511	9,976,370	9,811,467

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2017	2016	2015
Net income	$12,972	12,482	11,474

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of tax expense (benefit) of $285, $(1,242), and $(169) for 2017, 2016, and 2015, respectively)	585	(2,390)	(329)

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of tax expense of $81, $370, and $168 for 2017, 2016 and 2015, respectively)	(152)	(712)	(327)

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of tax expense (benefit) of $(53), $128, and $55 for 2017, 2016, and 2015, respectively)	(158)	249	107

Other comprehensive income (loss)	275	(2,853)	(549)

TOTAL COMPREHENSIVE INCOME	$13,247	9,629	10,925

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$(2,200)	(2,633)	469
Net unfunded liability for nonqualified pension plan	(142)	16	(233)
Balance at year-end	$(2,342)	(2,617)	236

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2014	9,311,318	$67,181	69,394	(11,665)	785	125,695
Net income			11,474			11,474
Other comprehensive loss, net of taxes					(549)	(549)
Dividend Reinvestment and Stock Purchase Plan	24,610	390				390
Acquisition of BNB Bancorp, Inc.	560,132	9,063				9,063
Exercise of stock options	13,449	152				152
Excess tax benefit on exercise and forfeiture of stock options		13				13
Compensation expense relating to stock options		19				19
Compensation expense relating to restricted stock	16,038	90				90
Common stock dividends, $0.64 per share			(6,239)			(6,239)
Balance, December 31, 2015	9,925,547	76,908	74,629	(11,665)	236	140,108

Net income			12,482			12,482
Other comprehensive loss, net of taxes					(2,853)	(2,853)
Dividend Reinvestment and Stock Purchase Plan	21,088	379				379
Repurchase of stock warrants		(1,545)				(1,545)
Exercise of stock options	51,390	592				592
Excess tax benefit on exercise and forfeiture of stock options and vesting of restricted common stock		61				61
Compensation expense relating to stock options		5				5
Compensation expense relating to restricted stock	—	90				90
Common stock dividends, $0.64 per share			(6,375)			(6,375)
Balance, December 31, 2016	9,998,025	76,490	80,736	(11,665)	(2,617)	142,944

Net income			12,972			12,972
Other comprehensive income, net of taxes					275	275
Dividend Reinvestment and Stock Purchase Plan	17,609	360				360
Exercise of stock options	3,398	51				51
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock	4,027	75				75
Common stock dividends, $0.64 per share			(6,407)			(6,407)
Balance, December 31, 2017	10,023,059	$76,977	87,301	(11,665)	(2,342)	150,271

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,972	12,482	11,474
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	3,308	2,557	2,997
Provision for loan losses	215	913	1,366
Impact of Tax Cuts and Jobs Act on Accumulated Other Comprehensive Income	486	—	—
Deferred income tax provision (benefit)	1,254	928	(58)
Increase in cash surrender value of bank owned life insurance	(760)	(746)	(625)
Bank owned life insurance death benefits in excess of cash surrender value	(107)	—	—
Realized gain on sales of securities available-for-sale	(233)	(1,082)	(495)
Realized loss (gain) on sale of premises and equipment	113	33	(1)
Realized loss from sale and write-downs of other real estate owned and repossessed assets	3	534	378
Origination of mortgage loans for sale	(7,513)	(11,217)	(7,725)
Realized gains from sales of loans	(166)	(244)	(343)
Proceeds from sales of loans	7,588	11,353	7,809
Penalty for prepayment of long-term debt	—	251	—
Compensation expense related to stock options	1	5	19
Compensation expense related to restricted stock	75	90	90
Changes in:
Income receivable	(4)	(216)	(160)
Other assets	(269)	(791)	(3,302)
Other liabilities	1,172	634	1,815
TOTAL ADJUSTMENTS	5,163	3,002	1,765
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	18,135	15,484	13,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	43,246	92,455	97,981
Proceeds from maturities and calls of investment securities:
Available-for-sale	25,012	84,529	29,700
Held-to-maturity	14,057	6,640	3,515
Purchases of investment securities:
Available-for-sale	(27,012)	(124,934)	(163,859)
Held-to-maturity	(5,625)	(25,010)	(3,413)
Purchase of Federal Reserve Bank stock	—	—	(256)
Proceeds from sale of impaired loans	—	—	4,559
Net increase in loans	(29,692)	(48,153)	(42,530)
Purchase of bank owned life insurance	—	(4,000)	—
Proceeds from bank owned life insurance death benefits	189	—	—
Proceeds from sales of other real estate owned and repossessed assets	971	526	245
Additions to other real estate owned	—	(182)	(20)
Purchases of premises and equipment	(6,617)	(9,450)	(504)
Proceeds from sales of premises and equipment	272	63	22
Net cash acquired from acquisition	—	—	8,993
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,801	(27,516)	(65,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(25,084)	23,745	41,822
Net increase in short-term borrowings	4,960	4,653	20,742
Principal payments on long-term debt	(295)	(5,349)	(5,410)
Penalty for prepayment of long-term debt	—	(251)	—
Proceeds from issuance of common stock	41	52	66
Repurchase of stock warrants	—	(1,545)	—
Proceeds from exercise of stock options	51	592	152
Excess tax benefit from exercise of stock options and vesting of restricted common stock	—	61	13
Cash dividends paid on common stock	(6,088)	(6,048)	(5,915)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,415)	15,910	51,470
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,521	3,878	(858)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,865	14,987	15,845
CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,386	18,865	14,987

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$3,577	3,542	3,396
Income taxes	2,185	4,420	4,820

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	974	32	79
 The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

Declines in the fair value of securities below their cost that are deemed to be other-than-temporarily impaired, and for which the Company does not intend to sell the securities and it is not more likely than not that the securities will be sold before the anticipated recovery of the impairment, are separated into losses related to credit factors and losses related to other factors.  The losses related to credit factors are recognized in earnings and losses related to other factors are recognized in other comprehensive income.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company's consolidated statements of income as of December 31, 2017, 2016, and 2015, do not reflect any such impairment.

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
December 31, 2017
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

Loans acquired from mergers are recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then-remaining contractual lives of the loans. Management estimates the cash flows expected to be collected at acquisition using a third-party risk model, which incorporates the estimate of key assumptions, such as default rates, severity, and prepayment speeds.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)
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

The allowance consists of specific and general components.  The specific component relates to loans that are specifically reviewed for impairment.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers loans not specifically reviewed for impairment and homogeneous loan pools, such as residential real estate and consumer loans.  The general component is measured for each loan category separately based on each category’s average of historical loss experience over a trailing sixty month period, adjusted for qualitative factors.  Such qualitative factors may include current economic conditions if different from the five-year historical loss period, trends in underperforming loans, trends in volume and terms of loan categories, concentrations of credit, and trends in loan quality.

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

OTHER REAL ESTATE OWNED
Other real estate owned includes properties acquired through foreclosure.  Such property is held for sale and is initially recorded at fair value, less costs to sell, establishing a new cost basis.  Fair value is primarily based on a property appraisal obtained at the time of transfer and any periodic updates that may be obtained thereafter.  The allowance for loan losses is charged for any write down of the loan’s carrying value to fair value at the date of transfer.  Any subsequent reductions in fair value and expenses incurred from holding other real estate owned are charged to other non-interest expense.  Costs, excluding interest, relating to the improvement of other real estate owned are capitalized.  Gains and losses from the sale of other real estate owned are included in other non-interest expense.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)
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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company did not select any financial instruments for the fair value election in 2017 or 2016.

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

TREASURY STOCK
Common shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the weighted average method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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

RECENT ACCOUNTING PRONOUNCEMENTS
From time to time the FASB issues an Accounting Standards Update ("ASU") to communicate changes to Generally Accepted Accounting Principles ("GAAP"). The following information provides brief summaries of newly issued but not yet effective ASUs that could have an effect on LCNB’s financial position or results of operations:

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

Guidance in ASU No. 2014-09 has been clarified by the following ASUs:

•	ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)"

•	ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing"

•	ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients"

•	ASU No. 2016-20, "Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements"

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As extended by ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," ASU No. 2014-09 and the clarifying ASUs are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the updates. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. LCNB's revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU No. 2014-09, and non-interest income. LCNB management has finalized its assessment of the update's affect on non-interest income and has determined that the amendments in ASU No. 2014-09 will not result in a material change from current accounting. Changes to related disclosures are still being analyzed.

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

For public business entities, the new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Adoption of ASU No. 2016-01 did not have a material impact on LCNB's results of operations or financial position.

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
December 31, 2017
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. LCNB estimates that it will recognize discounted right of use assets and lease liabilities totaling approximately $5 million for the leases disclosed in Note 8 - Leases. This projection is based on various assumptions, including the level of interest rates and no significant increases in leasing activity, that may change between now and the effective date.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
ASU No. 2017-07 was issued in March 2017 and applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in ASU No. 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. Adoption of ASU No. 2017-07 did not have a material impact on LCNB's results of operations or financial position.

ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting"
ASU No. 2017-09 was issued in May 2017 and applies to any entity that changes the terms or conditions of a share-based payment award. The amendments in this update provide that an entity would not apply modification accounting under the guidance in Topic 718 if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are to be applied prospectively and are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of ASU No. 2017-09 did not have a material impact on LCNB's results of operations or financial position.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income"
ASU No. 2018-02 was issued in February 2018 and addresses a narrow-scope financial reporting issue that arose as a consequence of the passage of H.R. 1, originally known as the “Tax Cuts and Jobs Act.” GAAP requires adjustment of deferred tax assets and liabilities for the effect of a change in tax laws or rates with the effect to be included in income from continuing operations in the reporting period that includes the enactment date. This guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather than in income from continuing operations. As a consequence, the tax effects of items within accumulated other comprehensive income, referred to as stranded tax effects in the update, do not reflect the appropriate tax rate. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. LCNB intends to early adopt ASU No. 2018-02 as of January 1, 2018 and reclassify its stranded tax effects totaling $486,000 (credit) into retained earnings.

NOTE 2 – ACQUISITIONS (UNAUDITED)

On December 20, 2017, LCNB and Columbus First Bancorp, Inc. (“CFB”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which CFB will merge with and into LCNB in an all-stock transaction. Immediately following the merger of CFB into LCNB, Columbus First Bank, a wholly-owned subsidiary of CFB, will be merged into theBank. Columbus First Bank operates from one full-service office located in Worthington, Ohio. Subject to customary regulatory approvals, LCNB and CFB shareholder approvals, and other conditions set forth in the definitive merger agreement, the transaction is anticipated to close in the second quarter of 2018. At that time, Columbus First Bank's office will become a branch of the Bank.

Under the terms of the Merger Agreement, which has been unanimously approved by the Board of Directors of each company, the shareholders of CFB will be entitled to receive two LCNB common shares for each outstanding CFB common share. Any unexercised stock options of CFB will be canceled in exchange for a cash payment. Based on LCNB's closing share price of $18.50 as of February 28, 2018, the transaction is valued at $37.00 for each CFB share or approximately $58.8 million in aggregate. As of February 28, 2018, Columbus First has 1,589,516 shares outstanding, as well as 65,724 options with a weighted average strike price of $14.06 per share.

The acquisition will be accounted for in accordance with applicable accounting guidance. Accordingly, the assets and liabilities of CFB will be recorded at their estimated fair values at the acquisition date. The excess of the estimated fair value of LCNB common shares issued over the net fair values of the assets acquired, including identifiable intangible assets and liabilities assumed, will be recorded as goodwill. The results of operations will be included in the consolidated income statement from the date of the acquisition. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment.

The estimated fair values of the assets and liabilities have not yet been determined. The recorded amounts reflected on the historic financial records of CFB as of December 31, 2017 include total assets of approximately $330.4 million, consisting primarily of net loans of $279.7 million and interest-bearing deposits of $36.5 million. Recorded liabilities totaling approximately $297.7 million consisted primarily of deposits totaling $259.3 million.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities at December 31 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2017
Investment Securities Available-for-Sale:
U.S. Treasury notes	$2,283	—	24	2,259
U.S. Agency notes	84,837	57	1,633	83,261
U.S. Agency mortgage-backed securities	68,347	33	1,227	67,153
Municipal securities:
Non-taxable	102,849	343	1,018	102,174
Taxable	20,313	175	122	20,366
Mutual funds	2,586	2	46	2,542
Trust preferred securities	49	1	—	50
Equity securities	574	97	4	667
	$281,838	708	4,074	278,472

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$28,871	101	227	28,745
Taxable	3,700	—	95	3,605
	$32,571	101	322	32,350

2016
Investment Securities Available-for-Sale:
U.S. Treasury notes	$28,180	41	76	28,145
U.S. Agency notes	87,098	150	1,848	85,400
U.S. Agency mortgage-backed securities	72,402	89	1,444	71,047
Municipal securities:
Non-taxable	114,064	574	1,623	113,015
Taxable	19,710	220	85	19,845
Mutual funds	2,527	—	45	2,482
Trust preferred securities	49	—	1	48
Equity securities	632	55	10	677
	$324,662	1,129	5,132	320,659

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$31,015	56	352	30,719
Taxable	9,988	—	217	9,771
	$41,003	56	569	40,490

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Information concerning securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2017
Investment Securities Available-for-Sale:
U.S. Treasury notes	$2,259	24	—	—
U.S. Agency notes	33,651	344	44,560	1,289
U.S. Agency mortgage-backed securities	24,433	142	41,080	1,085
Municipal securities:
Non-taxable	36,348	315	24,197	703
Taxable	11,068	114	1,032	8
Mutual funds	—	—	1,519	46
Trust preferred securities	—	—	—	—
Equity securities	119	2	17	2
	$107,878	941	112,405	3,133

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$9,824	133	3,542	94
Taxable	—	—	3,205	95
	$9,824	133	6,747	189

2016
Investment Securities Available-for-Sale:
U.S. Treasury notes	$16,076	76	—	—
U.S. Agency notes	69,784	1,848	—	—
U.S. Agency mortgage-backed securities	64,564	1,310	3,518	134
Municipal securities:
Non-taxable	72,867	1,621	451	2
Taxable	9,721	82	450	3
Mutual funds	1,205	37	277	8
Trust preferred securities	49	1	—	—
Equity securities	201	10	—	—
	$234,467	4,985	4,696	147

Investment Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$20,429	251	2,564	101
Taxable	8,030	217	—	—
	$28,459	468	2,564	101
Management has determined that the unrealized losses at December 31, 2017 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2017 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,222	11,267	4,043	4,047
Due from one to five years	92,900	92,453	4,128	4,045
Due from five to ten years	102,520	100,836	8,415	8,286
Due after ten years	3,640	3,504	15,985	15,972
	210,282	208,060	32,571	32,350
U.S. Agency mortgage-backed securities	68,347	67,153	—	—
Mutual funds	2,586	2,542	—	—
Trust preferred securities	49	50	—	—
Equity securities	574	667	—	—
	$281,838	278,472	32,571	32,350

Investment securities with a market value of $108,751,000 and $149,990,000 at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of investment securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2017	2016	2015
Proceeds from sales	$43,246	92,455	97,981
Gross realized gains	247	1,103	627
Gross realized losses	14	21	132

NOTE 4 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2017	2016
Commercial and industrial	$36,057	41,878
Commercial, secured by real estate	527,947	477,275
Residential real estate	251,582	265,788
Consumer	17,450	19,173
Agricultural	15,194	14,802
Other loans, including deposit overdrafts	539	633
	848,769	819,549
Deferred origination costs, net	291	254
	849,060	819,803
Less allowance for loan losses	3,403	3,575
Loans-net	$845,657	816,228

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 4 - LOANS (Continued)

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (dollars in thousands):

	2017	2016
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	2,183	4,312
Agricultural	178	334
Residential real estate	604	1,079
Total non-accrual loans	2,965	5,725
Past-due 90 days or more and still accruing	—	23
Total non-accrual and past-due 90 days or more and still accruing	2,965	5,748
Accruing restructured loans	10,469	11,731
Total	$13,434	17,479

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.35%	0.70%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	1.58%	2.13%

Interest income that would have been recorded during 2017 and 2016 if loans on non-accrual status at December 31, 2017 and 2016 had been current and in accordance with their original terms was approximately $202,000 and $220,000, respectively.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 4 - LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
December 31, 2017
Allowance for loan losses:
Balance, beginning of year	$350	2,179	885	96	60	5	3,575
Provision charged to expenses	(71)	348	(83)	(44)	(7)	72	215
Losses charged off	—	(462)	(225)	(90)	—	(138)	(915)
Recoveries	99	113	140	114	—	62	528
Balance, end of year	$378	2,178	717	76	53	1	3,403

Individually evaluated for impairment	$8	146	29	8	—	—	191
Collectively evaluated for impairment	370	2,032	688	68	53	1	3,212
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$378	2,178	717	76	53	1	3,403

Loans:
Individually evaluated for impairment	$303	11,289	1,351	47	177	—	13,167
Collectively evaluated for impairment	34,792	512,259	248,674	17,516	15,033	137	828,411
Acquired credit impaired loans	1,008	4,048	2,024	—	—	402	7,482
Balance, end of year	$36,103	527,596	252,049	17,563	15,210	539	849,060

December 31, 2016
Allowance for loan losses:
Balance, beginning of year	$244	1,908	854	54	66	3	3,129
Provision charged to expenses	314	358	106	74	(6)	67	913
Losses charged off	(234)	(185)	(127)	(85)	—	(119)	(750)
Recoveries	26	98	52	53	—	54	283
Balance, end of year	$350	2,179	885	96	60	5	3,575

Individually evaluated for impairment	$9	55	100	13	—	—	177
Collectively evaluated for impairment	341	1,832	785	83	60	5	3,106
Acquired credit impaired loans	—	292	—	—	—	—	292
Balance, end of year	$350	2,179	885	96	60	5	3,575

Loans:
Individually evaluated for impairment	$337	12,580	1,518	52	334	—	14,821
Collectively evaluated for impairment	41,466	458,059	262,266	19,192	14,475	178	795,636
Acquired credit impaired loans	98	6,305	2,471	17	—	455	9,346
Balance, end of year	$41,901	476,944	266,255	19,261	14,809	633	819,803

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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

Commercial real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon global debt service, collateral value, financial strength of any guarantors, and other factors. Commercial real estate loans are generally originated with a 75% to 80% maximum loan to appraised value ratio, depending upon borrower occupancy.

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
December 31, 2017
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 4 - LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
December 31, 2017
Commercial & industrial	$35,683	176	244	—	36,103
Commercial, secured by real estate	506,833	2,180	18,583	—	527,596
Residential real estate	250,039	—	2,010	—	252,049
Consumer	17,522	—	41	—	17,563
Agricultural	14,233	—	977	—	15,210
Other	539	—	—	—	539
Total	$824,849	2,356	21,855	—	849,060

December 31, 2016
Commercial & industrial	$41,178	304	419	—	41,901
Commercial, secured by real estate	443,781	5,479	27,684	—	476,944
Residential real estate	261,839	442	3,974	—	266,255
Consumer	19,182	—	79	—	19,261
Agricultural	13,311	—	1,498	—	14,809
Other	633	—	—	—	633
Total	$779,924	6,225	33,654	—	819,803

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 4 - LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
December 31, 2017
Commercial & industrial	$—	—	—	—	36,103	36,103	—
Commercial, secured by real estate	124	—	598	722	526,874	527,596	—
Residential real estate	362	135	496	993	251,056	252,049	—
Consumer	29	2	—	31	17,532	17,563	—
Agricultural	—	—	177	177	15,033	15,210	—
Other	82	—	—	82	457	539	—
Total	$597	137	1,271	2,005	847,055	849,060	—

December 31, 2016
Commercial & industrial	$19	—	—	19	41,882	41,901	—
Commercial, secured by real estate	99	69	127	295	476,649	476,944	—
Residential real estate	686	80	727	1,493	264,762	266,255	20
Consumer	59	16	3	78	19,183	19,261	3
Agricultural	125	—	—	125	14,684	14,809	—
Other	115	—	—	115	518	633	—
Total	$1,103	165	857	2,125	817,678	819,803	23

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 4 - LOANS (Continued)

Impaired loans for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Commercial & industrial	$1,015	1,100	—	685	88
Commercial, secured by real estate	12,677	13,608	—	14,113	1,068
Residential real estate	2,822	3,516	—	3,216	546
Consumer	6	6	—	20	2
Agricultural	177	177	—	269	12
Other	402	554	—	441	55
Total	$17,099	18,961	—	18,744	1,771

With an allowance recorded:
Commercial & industrial	$296	301	8	311	18
Commercial, secured by real estate	2,660	2,660	146	2,739	45
Residential real estate	553	572	29	596	19
Consumer	41	41	8	43	3
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$3,550	3,574	191	3,689	85

Total:
Commercial & industrial	$1,311	1,401	8	996	106
Commercial, secured by real estate	15,337	16,268	146	16,852	1,113
Residential real estate	3,375	4,088	29	3,812	565
Consumer	47	47	8	63	5
Agricultural	177	177	—	269	12
Other	402	554	—	441	55
Total	$20,649	22,535	191	22,433	1,856

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 4 - LOANS (Continued)

	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
Commercial & industrial	$1,467	206
Commercial, secured by real estate	18,575	2,229
Residential real estate	4,092	453
Consumer	106	25
Agricultural	81	487
Other	510	82
Total	$24,831	3,482

With an allowance recorded:
Commercial & industrial	$370	21
Commercial, secured by real estate	4,007	114
Residential real estate	864	37
Consumer	—	—
Agricultural	—	—
Other	—	—
Total	$5,241	172

Total:
Commercial & industrial	$1,837	227
Commercial, secured by real estate	22,582	2,343
Residential real estate	4,956	490
Consumer	106	25
Agricultural	81	487
Other	510	82
Total	$30,072	3,654

Of the interest income recognized on impaired loans during 2017, 2016, and 2015, approximately $28,000, $51,000, and $96,000, respectively, were recognized on a cash basis. The Company continued to accrue interest on certain loans classified as impaired during 2017, 2016, and 2015 because they were restructured or considered well secured and in the process of collection.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 4 - LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2017			2016			2015
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	—	$—	$—	—	$—	$—	—	$—	$—
Commercial, secured by real estate	—	—	—	4	2,142	2,215	1	75	74
Residential real estate	1	18	9	6	139	139	7	217	221
Consumer	1	14	14	3	39	39	2	9	9
	2	$32	$23	13	$2,320	$2,393	10	$301	$304

Each restructured loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s ability to pay the debt as modified.  Modifications may include interest only payments for a period of time, temporary or permanent reduction of the loan’s interest rate, capitalization of delinquent interest, or extensions of the maturity date. Post-modification balances of newly restructured troubled debt by type of modification for the years ended December 31 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
December 31, 2017
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	9	—	9
Consumer	14	—	—	—	—	14
Total	$14	—	—	9	—	23

December 31, 2016
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	1,539	—	304	—	372	2,215
Residential real estate	38	47	—	—	54	139
Consumer	—	28	—	—	11	39
Total	$1,577	75	304	—	437	2,393

December 31, 2015
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	74	—	—	—	—	74
Residential real estate	221	—	—	—	—	221
Consumer	9	—	—	—	—	9
Total	$304	—	—	—	—	304

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 4 - LOANS (Continued)

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the years ended December 31, 2016, and 2015. Two commercial, secured by real estate loans to the same borrower totaling $1,236,000 that were modified during the fourth quarter 2016 subsequently defaulted in February 2017.

All troubled debt restructurings are considered impaired loans. The allowance for loan loss on such restructured loans is based on the present value of future expected cash flows.

Approximately $21,000 of impaired loans without a valuation allowance at December 31, 2017 consisted of loans that were modified during 2017 and were determined to be troubled debt restructurings. None of the impaired loans restructured during 2017 had a valuation allowance at December 31, 2017.  Approximately $881,000 of impaired loans without a valuation allowance and $1,168,000 of impaired loans with a valuation allowance at December 31, 2016 consisted of loans that were modified during 2016 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at December 31, 2017, 2016 and 2015 were approximately $92,818,000, $100,982,000, and $111,837,000, respectively.

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

	2017	2016	2015
Balance, beginning of year	$428	488	591
Amount capitalized to mortgage servicing rights	91	109	78
Amortization of mortgage servicing rights	(123)	(169)	(181)
Balance, end of year	$396	428	488

NOTE 5 - ACQUIRED CREDIT IMPAIRED LOANS

The following table provides, as of December 31, the major classifications of loans acquired that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	2017	2016
Commercial & industrial	$1,008	98
Commercial, secured by real estate	4,048	6,305
Residential real estate	2,024	2,471
Consumer	—	17
Agricultural	—	—
Other loans, including deposit overdrafts	402	455
	7,482	9,346
Less allowance for loan losses	—	292
Loans, net	$7,482	9,054

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 5 - ACQUIRED CREDIT IMPAIRED LOANS (continued)

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at December 31 (in thousands):

	2017	2016
Outstanding balance	$9,065	12,289
Carrying amount	7,482	9,346

Activity during 2017 and 2016 for the accretable discount related to acquired impaired loans is as follows (in thousands):

	2017	2016
Accretable discount, beginning of year	$1,080	1,503
Accretable discount acquired during period	—	—
Reclass from nonaccretable discount to accretable discount	564	423
Less disposals	(170)	(5)
Less accretion	(805)	(841)
Accretable discount, end of year	$669	1,080

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in other assets in the consolidated balance sheets.  Changes in other real estate owned were as follows (in thousands):

	2017	2016
Balance, beginning of year	$—	846
Additions	974	214
Reductions due to sales	(974)	(484)
Reductions due to valuation write downs	—	(576)
Balance, end of year	$—	—

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at December 31, 2017 was $185,000.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2017	2016
Land	$8,190	8,277
Buildings	31,965	21,400
Equipment	15,648	13,065
Construction in progress	120	7,362
Total	55,923	50,104
Less accumulated depreciation	20,996	19,860
Premises and equipment, net	$34,927	30,244

Depreciation charged to expense was, $1,549,000 in 2017, $1,210,000 in 2016, and $1,427,000 in 2015.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 8 - LEASES

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  Minimum annual rentals for non-cancelable leases at December 31, 2017 that have terms in excess of one year were as follows (in thousands):

2018	$321
2019	243
2020	207
2021	161
2022	164
Thereafter	3,363
Total	$4,459

Rental expense for all leased branches and equipment was approximately $569,000 in 2017, $545,000 in 2016, and $542,000 in 2015.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

There were no changes in goodwill during 2017 and 2016.

Other intangible assets in the consolidated balance sheets at December 31, 2017 and 2016 were as follows (in thousands):

	2017			2016
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$6,458	3,055	3,403	6,458	2,304	4,154
Mortgage servicing rights	1,279	883	396	1,188	760	428
Total	$7,737	3,938	3,799	7,646	3,064	4,582

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2017 is as follows (in thousands):

2018	$848
2019	829
2020	815
2021	800
2022	224

NOTE 10 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIPS

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 10 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIPS (continued)

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2017	2016
Affordable housing tax credit investment	$3,000	2,000
Less amortization	231	93
Net affordable housing tax credit investment	$2,769	1,907

Unfunded commitment	$2,257	1,617

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the Consolidated Balance Sheets.

LCNB expects to fund the unfunded commitment over ten years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2017	2016	2015
Tax credits and other tax benefits recognized	$180	103	14
Tax credit amortization expense included in provision for income taxes	138	81	12

NOTE 11 - TIME DEPOSITS

Contractual maturities of time deposits at December 31, 2017 were as follows (in thousands):

2018	$64,454
2019	34,893
2020	49,289
2021	32,370
2022	8,667
Thereafter	2,226
$191,899

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2017 and 2016 was $17,759,000 and $22,410,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 12 - BORROWINGS

Funds borrowed from the FHLB at December 31 by year of maturity were as follows (dollars in thousands):

	Outstanding Balance	Average Rate
December 31, 2017
2018	$248	2.82%
2019	55	2.82%
Total	$303	2.82%

December 31, 2016
2017	$295	2.82%
2018	248	2.82%
2019	55	2.82%
Total	$598	2.82%

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $217 million and $229 million at December 31, 2017 and 2016, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2017 was approximately $56.3 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Short-term borrowings at December 31 were as follows (dollars in thousands):

	2017		2016
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$—	—%
FHLB short-term advance	47,000	1.43%	25,000	0.63%
Repurchase agreements	—	—%	17,040	0.10%
	$47,000	1.43%	$42,040	0.42%

At December 31, 2017, the Company had short-term borrowing arrangements with three financial institutions and the Federal Home Loan Bank of Cincinnati ("FHLB").  The first arrangement is a short-term line of credit for a maximum amount of $10 million at the interest rate in effect at the time of the borrowing.  The second arrangement provides that the Company can borrow up to $10 million in federal funds at the interest rate in effect at the time of the borrowing.  The third arrangement is a short-term line of credit for a maximum amount of $20 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

The Company has two short-term borrowing arrangements with the FHLB - a Cash Management Advance arrangement and a Repo Advance arrangement. Under the terms of the Cash Management Advance program, the Company can borrow up to $65.3 million in short-term advances, subject to total remaining borrowing capacity limitations.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   This agreement expires on August 24, 2018. Under the Repo Advance program, the Company can borrow up to $65.3 million in advances, subject to total remaining borrowing capacity limitations, with terms ranging from one day to one year. Prepayment is not permitted. This agreement expires on December 12, 2018. The interest rate for both the Cash Management Advance and Repo Advance programs is the published rate in effect at the time of the advance.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Continued)

NOTE 12 - BORROWINGS (continued)

The repurchase agreements product was discontinued in August 2017. Repurchase agreements were an option customers could use in managing their cash positions and matured the next business day after issuance.  Repurchase agreements at December 31, 2016 were fully secured by U.S. Agency notes and such collateral securities were held by the Federal Reserve Bank.  The maximum amount of outstanding agreements at any month-end during 2017 and 2016 totaled $16,320,000 and $18,715,000, respectively.  The average balance through August 2017 was $10,515,000 and the average balance for 2016 was $13,891,000.

As of December 31, 2016, approximately $3.1 million of the now discontinued repurchase agreements outstanding were held by a company owned by a member of the Company’s Board of Directors.

NOTE 13 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2017	2016	2015
Income taxes currently payable	$3,018	3,515	4,280
Revaluation of net deferred tax liability	(224)	—	—
Deferred income tax provision (benefit)	1,478	928	(58)
Provision for income taxes	$4,272	4,443	4,222

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2017	2016	2015
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(6.0)%	(6.3)%	(6.0)%
Tax exempt income on bank owned life insurance	(1.7)%	(1.5)%	(1.4)%
Revaluation of net deferred tax liability	(1.3)%	—%	—%
Captive insurance premium income	(0.9)%	—%	—%
Other – net	0.7%	0.1%	0.3%
Effective tax rate	24.8%	26.3%	26.9%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 13 - INCOME TAXES (continued)

Deferred tax assets and liabilities, included in the Consolidated Balance Sheets with accrued interest and other liabilities in 2017 and other assets in 2016, consist of the following at December 31 (in thousands):

	2017	2016
Deferred tax assets:
Allowance for loan losses	$715	1,223
Net unrealized losses on investment securities available-for-sale	707	1,369
Fair value adjustment on loans acquired from merger with First Capital	238	592
Pension and deferred compensation	760	1,157
Other	471	546
	2,891	4,887
Deferred tax liabilities:
Depreciation of premises and equipment	(1,672)	(1,332)
Amortization of intangibles	(1,030)	(1,567)
Prepaid expenses	(210)	—
Deferred loan fees	(1)	(2)
FHLB stock dividends	(216)	(351)
Fair value adjustment on securities acquired from merger with First Capital	(9)	(19)
	(3,138)	(3,271)
Net deferred tax (liabilities) assets	$(247)	1,616

As of December 31, 2017 and 2016 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the three-year period ended December 31, 2017.

The Company is no longer subject to examination by federal tax authorities for years before 2014.

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among other changes, the Tax Act reduces the US Federal corporate tax rate from 35% to 21%. At December 31, 2017, the Company has substantially completed its accounting for the tax effects of enactment of the Tax Act. For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which is now 21%. The Company continues to analyze certain aspects of the Tax Act and further refinements are possible, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts, although LCNB management does not expect these adjustments to materially impact its financial statements.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2017	2016
Commitments to extend credit:
Commercial loans	$18,964	10,350
Other loans:
Fixed rate	2,747	4,425
Adjustable rate	1,150	1,044
Unused lines of credit:
Fixed rate	20,984	9,731
Adjustable rate	90,147	80,222
Unused overdraft protection amounts on demand and NOW accounts	16,441	17,123
Standby letters of credit	294	657
	$150,727	123,552

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of December 31, 2017 totaled approximately $40,000.

The Company and the Bank are parties to various claims and proceedings arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to LCNB's consolidated financial position or results of operations.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 15 - REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2017 and 2016, the Bank maintained average reserve balances of $7,924,000 and $10,903,000, respectively.  The reserve balances at December 31, 2017 and 2016 were $1,422,000 and $4,313,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2018, the restrictions generally limit dividends to the aggregate of net income for the year 2018 plus the net earnings retained for 2017 and 2016.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2017, approximately $18,865,000 of the Bank’s earnings retained was available for dividends in 2018 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

A new rule requiring a Capital Conservation Buffer began phase-in on January 1, 2016 and will be fully implemented at the beginning of 2019. Under the fully-implemented rule, a financial institution will need to maintain a Capital Conservation Buffer composed of Common Equity Tier 1 Capital of at least 2.5% above its minimum risk-weighted capital requirements to avoid limitations on its ability to make capital distributions, including dividend payments to shareholders and certain discretionary bonus payments to executive officers. A financial institution with a buffer below 2.5% will be subject to increasingly stringent limitations on capital distributions as the buffer approaches zero.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 15 - REGULATORY MATTERS (continued)

A summary of the regulatory capital of the Consolidated Company and Bank at December 31 follows (dollars in thousands):

	2017		2016
	Consolidated Company	Bank	Consolidated Company	Bank
Regulatory Capital:
Shareholders' equity	$150,271	148,163	142,944	141,325
Goodwill and other intangible assets	(32,906)	(32,906)	(32,676)	(32,676)
Accumulated other comprehensive loss	2,828	2,859	2,617	2,605
Tier 1 risk-based capital	120,193	118,116	112,885	111,254
Eligible allowance for loan losses	3,403	3,403	3,575	3,575
Total risk-based capital	$123,596	121,519	116,460	114,829
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.29%	13.07%	13.00%	12.82%
Tier 1 capital to risk-weighted assets	13.29%	13.07%	13.00%	12.82%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	13.66%	13.45%	13.41%	13.24%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	9.51%	9.36%	8.81%	8.69%

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) for 2017 and 2016 were as follows (in thousands):

	2017			2016
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Balance at beginning of year	$(2,633)	16	(2,617)	469	(233)	236
Before reclassifications	585	(158)	427	(2,390)	249	(2,141)
Reclassifications	(152)	—	(152)	(712)	—	(712)
Balance at end of year	$(2,200)	(142)	(2,342)	(2,633)	16	(2,617)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

Reclassifications out of accumulated other comprehensive income (loss) during 2017 and 2016 and the affected line items in the consolidated statements of income were as follows (in thousands):

	2017	2016	Affected Line Item in the Consolidated Statements of Income
Realized gain on sales of securities	$233	1,082	Net gain on sale of securities
Less provision for income taxes	81	370	Provision for income taxes
Reclassification adjustment, net of taxes	$152	712

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

The plan is at least 80% funded as of July 1, 2017 and 2016.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan. The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the years ended December 31 were as follows (in thousands):

	2017	2016	2015
Qualified noncontributory defined benefit retirement plan	$1,054	969	984
401(k) plan	374	359	346

The Company expects a minimum contribution of $224,000 to the qualified noncontributory defined benefit retirement plan in 2018.  The Company expects to contribute $426,000 to the 401(k) plan in 2018.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2017, the amount of the liability for this plan was $128,000, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2017 and 2016 was $3,406,000 and $3,407,000, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2017 and 2016 is $1,249,000 and $1,284,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.2% in 2017 and 5.2% in 2016. The service cost associated with the plans was $0 for 2017, $0 for 2016, and $183,000 for 2015.  Interest costs were $62,000, $63,000, and $56,000 for 2017, 2016, and 2015, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2017	2016	2015
Service cost	$—	41	38
Interest cost	69	78	68
Amortization of unrecognized (gain) loss	16	168	171
Net periodic pension cost	$85	287	277

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2017	2016	2015
Projected benefit obligation at beginning of year	$1,727	1,843	1,741
Service cost	—	41	38
Interest cost	69	78	68
Actuarial (gain) or loss	238	(209)	10
Benefits paid	(63)	(26)	(14)
Projected benefit obligation at end of year	$1,971	1,727	1,843

Amounts recognized in other liabilities in the consolidated balance sheets for the nonqualified defined benefit retirement plan at December 31, 2017 and 2016 were $1,971,000 and $1,727,000, respectively.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2017 and 2016 was $1,971,000 and $1,727,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

Amounts recognized in accumulated other comprehensive income, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2017	2016	2015
Net actuarial (gain)/loss	$141	(16)	233
Past service cost	—	—	—
	$141	(16)	233

The estimated unrecognized net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2018 for the nonqualified defined benefit retirement plan is $16,000.

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2017	2016	2015
Benefit obligation:
Discount rate	3.60%	4.14%	4.34%
Salary increase rate	2.00%	2.00%	2.00%

Net periodic pension cost:
Discount rate	4.14%	4.34%	3.95%
Salary increase rate	2.00%	2.00%	2.00%
Amortization period in years	1.00	1.00	1.98

The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2018.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2017 are (in thousands):

2018	$130
2019	130
2020	130
2021	130
2022	130
2023-2027	633

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
December 31, 2017
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

LCNB has not granted stock options since 2012. Option awards granted to date under the 2002 Plan vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2017 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - 10.99	4,356	$9.00	1.1	4,356	$9.00	1.1
$11.00 - 12.99	15,909	12.08	2.6	15,909	12.08	2.6
$17.00 - 18.99	—	—	0.0	—	—	0.0
	20,265	11.42	2.3	20,265	11.42	2.3

The following table summarizes stock option activity for the years indicated:

	2017		2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	24,669	12.17	83,861	$12.39	99,810	$12.16
Granted	—	—	—	—	—	—
Exercised	(3,398)	14.94	(51,390)	11.53	(13,449)	11.31
Expired	(1,006)	17.88	(7,802)	18.76	(2,500)	9.00
Outstanding at December 31,	20,265	11.42	24,669	12.17	83,861	12.39
Exercisable at December 31,	20,265	11.42	22,924	12.13	75,072	12.40

The following table provides information related to stock options exercised during the years indicated (in thousands):

	2017	2016	2015
Intrinsic value of options exercised	$25	288	67
Cash received from options exercised	51	592	152
Tax benefit realized from options exercised	5	59	13

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding at December 31, 2017 that were “in the money” (market price greater than exercise price) was $183,000.  The aggregate intrinsic value at that date for only the options that were exercisable was $183,000.  The aggregate intrinsic value for options outstanding at December 31, 2016 that were in the money was $273,000 and the aggregate intrinsic value at that date for only the options that were exercisable was $255,000. The intrinsic value changes based on changes in the market value of the Company’s stock.

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 was $1,000, $5,000, and $19,000, respectively. The related tax benefit for 2017, 2016, and 2015 was $0, $2,000, and $6,000, respectively. Compensation costs related to option awards were recognized in full during the first quarter 2017.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	8,624	$15.47	16,038	$15.47	—	$—
Granted	4,027	22.60	—	—	16,038	15.47
Vested	(3,834)	16.73	(7,414)	15.47	—	—
Forfeited	—	—	—	—	—	—
Outstanding at December 31,	8,817	$16.44	8,624	$15.47	16,038	$15.47

Total expense related to restricted stock awards included in salaries and wages in the consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 was $75,000, $90,000, and $90,000 respectively. The related tax benefit for the years ended December 31, 2017, 2016, and 2015 was $26,000, $31,000, and $31,000, respectively. Unrecognized compensation expense for restricted stock awards was $84,000 at December 31, 2017 and is expected to be recognized over a period of 4.2 years.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 19 - EARNINGS PER SHARE (continued)

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2017	2016	2015
Net income	$12,972	12,482	11,474
Less allocation of earnings and dividends to participating securities	7	13	—
Net income allocated to common shareholders	12,965	12,469	11,474

Weighted average common shares outstanding, gross	10,011,358	9,958,300	9,704,965
Less average participating securities	5,783	10,243	—
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	10,005,575	9,948,057	9,704,965
Add dilutive effect of:
Stock options	6,936	10,765	17,174
Stock warrants	—	17,548	89,328
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	10,012,511	9,976,370	9,811,467

Earnings per common share:
Basic	$1.30	1.26	1.18
Diluted	1.29	1.25	1.17

Options to purchase 12,962 shares of common stock at a weighted average price of $18.41 per share were outstanding at December 31, 2015 and were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market prices of the common shares. There were no such options at December 31, 2017 or 2016.

NOTE 20 - RELATED PARTY TRANSACTIONS

LCNB has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectibility or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2017	2016
Beginning balance	$1,447	1,091
New loans and advances	669	64
Change in composition of related parties	—	506
Reductions	(246)	(214)
Ending Balance	$1,870	1,447
Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2017 and 2016 amounted to $5,698,000 and $4,618,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Recurring fair value measurements:
Investment securities available-for-sale:
U.S. Treasury notes	$2,259	2,259	—	—
U.S. Agency notes	83,261	—	83,261	—
U.S. Agency mortgage-backed securities	67,153	—	67,153	—
Municipal securities:
Non-taxable	102,174	—	102,174	—
Taxable	20,366	—	20,366	—
Mutual funds	1,023	23	1,000	—
Mutual funds measured at net asset value (a)	1,519
Trust preferred securities	50	50	—	—
Equity securities	667	667	—	—
Total recurring fair value measurements	$278,472	2,999	273,954	—

Nonrecurring fair value measurements:
Impaired loans	$3,359	—	—	3,359

December 31, 2016
Recurring fair value measurement:
Investment securities available-for-sale:
U.S. Treasury notes	$28,145	28,145	—	—
U.S. Agency notes	85,400	—	85,400	—
U.S. Agency mortgage-backed securities	71,047	—	71,047	—
Municipal securities:
Non-taxable	113,015	—	113,015	—
Taxable	19,845	—	19,845	—
Mutual funds	1,000	—	1,000	—
Mutual funds measured at net asset value (a)	1,482
Trust preferred securities	48	48	—	—
Equity securities	677	677	—	—
Total recurring fair value measurements	$320,659	28,870	290,307	—

Nonrecurring fair value measurements:
Impaired loans	$5,340	—	—	5,340

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
December 31, 2017
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2017 and 2016 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2017
Impaired loans	$3,359	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	3.25%	6.27%

2016
Impaired loans	$5,340	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
		Discounted cash flows	Discount rate	8.25%	4.50%	5.56%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2017
FINANCIAL ASSETS:
Cash and cash equivalents	$25,386	25,386	25,386	—	—
Investment securities, held-to-maturity	32,571	32,350	—	—	32,350
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	845,657	813,368	—	—	813,368
Accrued interest receivable	3,511	3,511	—	3,511	—

FINANCIAL LIABILITIES:
Deposits	1,085,821	1,087,086	894,046	193,040	—
Short-term borrowings	47,000	47,000	47,000	—	—
Long-term debt	303	307	—	307	—
Accrued interest payable	329	329	—	329	—

2016
FINANCIAL ASSETS:
Cash and cash equivalents	$18,865	18,865	18,865	—	—
Investment securities, held-to-maturity	41,003	40,490	—	—	40,490
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	816,228	799,791	—	—	799,791
Accrued interest receivable	3,559	3,559	—	3,559	—

FINANCIAL LIABILITIES:
Deposits	1,110,905	1,113,187	896,147	217,040	—
Short-term borrowings	42,040	42,040	42,040	—	—
Long-term debt	598	614	—	614	—
Accrued interest payable	307	307	—	307	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at December 31, 2017 and 2016.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 22 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31
2017
Interest income	$10,864	10,934	11,055	11,610
Interest expense	877	861	908	953
Net interest income	9,987	10,073	10,147	10,657
Provision for loan losses	15	222	(12)	(10)
Net interest income after provision	9,972	9,851	10,159	10,667
Total non-interest income	2,430	2,790	2,659	2,579
Total non-interest expenses	7,968	8,611	8,672	8,612
Income before income taxes	4,434	4,030	4,146	4,634
Provision for income taxes	1,188	1,027	1,040	1,017
Net income	$3,246	3,003	3,106	3,617

Earnings per common share:
Basic	$0.32	0.30	0.31	0.37
Diluted	0.32	0.30	0.31	0.36

2016
Interest income	$10,621	11,008	10,895	11,226
Interest expense	849	883	885	887
Net interest income	9,772	10,125	10,010	10,339
Provision for loan losses	90	396	372	55
Net interest income after provision	9,682	9,729	9,638	10,284
Total non-interest income	2,642	2,750	2,846	2,615
Total non-interest expenses	8,292	8,468	8,593	7,908
Income before income taxes	4,032	4,011	3,891	4,991
Provision for income taxes	1,068	1,043	995	1,337
Net income	$2,964	2,968	2,896	3,654

Earnings per common share:
Basic	$0.30	0.30	0.29	0.37
Diluted	0.30	0.29	0.29	0.37

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., parent company only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2017	2016
Assets:
Cash on deposit with subsidiary	$308	491
Investment securities available-for-sale, at fair value	919	893
Investment in subsidiaries	148,850	141,325
Other assets	194	235
Total assets	$150,271	142,944

Liabilities	$—	—

Shareholders' equity	150,271	142,944
Total liabilities and shareholders' equity	$150,271	142,944

Condensed Statements of Income
Year ended December 31,	2017	2016	2015
Income:
Dividends from subsidiaries	$6,800	7,300	5,400
Interest and dividends	36	38	58
Net gain on sales of securities	14	8	254
Total income	6,850	7,346	5,712

Total expenses	1,290	1,014	1,016

Income before income tax expense/benefit and equity in undistributed income of subsidiaries	5,560	6,332	4,696
Income tax benefit	380	336	250
Equity in undistributed income of subsidiaries	7,032	5,814	6,528
Net income	$12,972	12,482	11,474

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)
NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income	$12,972	12,482	11,474
Adjustments for non-cash items -
Increase in undistributed income of subsidiaries	(7,032)	(5,814)	(6,528)
Other, net	84	126	42
Net cash flows provided by operating activities	6,024	6,794	4,988

Cash flows from investing activities:
Purchases of securities available-for-sale	(54)	(177)	(215)
Proceeds from maturities of securities available-for-sale	50	55	—
Proceeds from sales of available-for-sale securities	43	173	1,217
Investments in subsidiaries	(250)	—	—
Cash paid for business acquisition	—	—	(3,757)
Net cash flows provided by (used in) investing activities	(211)	51	(2,755)

Cash flows from financing activities:
Proceeds from issuance of common stock	360	379	390
Repurchase of stock warrants	—	(1,545)	—
Cash dividends paid on common stock	(6,407)	(6,375)	(6,239)
Other	51	653	165
Net cash flows used in financing activities	(5,996)	(6,888)	(5,684)
Net change in cash	(183)	(43)	(3,451)
Cash at beginning of year	491	534	3,985
Cash at end of year	$308	491	534

LCNB CORP. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2017 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2017, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None.

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement (the “Proxy Statement”) included in the Notice of Annual Meeting of Shareholders to be held April 24, 2018, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2017, are incorporated by reference into Part III.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2017 and 2016.
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015.
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

2.4
Agreement and Plan of Merger dated as of December 20, 2017 by and between LCNB Corp. and Columbus First Bancorp, Inc. - incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 21, 2017, Exhibit 2.1.

3.1
Amended and Restated Articles of Incorporation of LCNB Corp., as amended – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 3.1.

3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292).
10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.5	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.7	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.
14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to Registrant's 2003 Form 10-K, Exhibit 14.1.
14.2	LCNB Corp. Code of Ethics for Senior Financial Officers - Incorporated by reference to Registrant's 2003 Form 10-K, Exhibit 14.2.

LCNB CORP. AND SUBSIDIARIES

(a) Exhibit No.	Exhibit Description
21	LCNB Corp. subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer & President
March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steve P. Foster	/s/ William H. Kaufman
Steve P. Foster	William H. Kaufman
Chief Executive Officer, President, & Director	Director
(Principal Executive Officer)	March 9, 2018
March 9, 2018

/s/ Anne E. Krehbiel
/s/ Robert C. Haines II	Anne E. Krehbiel
Robert C. Haines II	Director
Executive Vice President & Chief Financial	March 9, 2018
Officer (Principal Financial and Accounting
Officer)
March 9, 2018	/s/ John H. Kochensparger III
John H. Kochensparger III
Director
/s/ Stephen P. Wilson	March 9, 2018
Stephen P. Wilson
Chairman of the Board of Directors
March 9, 2018	/s/ Valerie S. Krueckeberg
Valerie S. Krueckeberg
Director
/s/ Spencer S. Cropper	March 9, 2018
Spencer S. Cropper
Director
March 9, 2018	/s/ George L. Leasure
George L. Leasure
Director
March 9, 2018