Form 10-Q
period 2018-03-31
LCNB CORP
filed 2018-05-02
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 1, 2018 was 10,041,668 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Cash and due from banks	$12,713	$21,159
Interest-bearing demand deposits	4,781	4,227
Total cash and cash equivalents	17,494	25,386
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,144	2,160
Equity securities without a readily determinable fair value, at cost	1,099	1,099
Debt securities, available-for-sale, at fair value	267,894	275,213
Debt securities, held-to-maturity, at cost	32,502	32,571
Federal Reserve Bank stock, at cost	2,732	2,732
Federal Home Loan Bank stock, at cost	3,638	3,638
Loans, net	853,128	845,657
Premises and equipment, net	34,595	34,927
Goodwill	30,183	30,183
Core deposit and other intangibles	3,600	3,799
Bank owned life insurance	28,171	27,985
Other assets	11,611	10,288
TOTAL ASSETS	$1,288,791	$1,295,638

LIABILITIES:
Deposits:
Noninterest-bearing	$286,186	$283,212
Interest-bearing	837,277	802,609
Total deposits	1,123,463	1,085,821
Short-term borrowings	—	47,000
Long-term debt	6,219	303
Accrued interest and other liabilities	10,525	12,243
TOTAL LIABILITIES	1,140,207	1,145,367

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 10,794,779 and 10,776,686 shares at March 31, 2018 and December 31, 2017, respectively	77,159	76,977
Retained earnings	88,933	87,301
Treasury shares at cost, 753,627 shares at March 31, 2018 and December 31, 2017	(11,665)	(11,665)
Accumulated other comprehensive loss, net of taxes	(5,843)	(2,342)
TOTAL SHAREHOLDERS' EQUITY	148,584	150,271
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,288,791	$1,295,638

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME:
Interest and fees on loans	$9,413	$8,915
Dividends on equity securities with a readily determinable fair value	15	15
Dividends on equity securities without a readily determinable fair value	7	6
Interest on debt securities, taxable	931	1,072
Interest on debt securities non-taxable	704	799
Other investments	72	57
TOTAL INTEREST INCOME	11,142	10,864
INTEREST EXPENSE:
Interest on deposits	871	843
Interest on short-term borrowings	69	30
Interest on long-term debt	14	4
TOTAL INTEREST EXPENSE	954	877
NET INTEREST INCOME	10,188	9,987
PROVISION FOR LOAN LOSSES	79	15
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,109	9,972
NON-INTEREST INCOME:
Trust income	964	852
Service charges and fees on deposit accounts	1,305	1,222
Bank owned life insurance income	186	189
Gains from sales of loans	22	39
Other operating income	159	128
TOTAL NON-INTEREST INCOME	2,636	2,430
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,977	4,526
Equipment expenses	253	211
Occupancy expense, net	727	568
State franchise tax	303	284
Marketing	132	143
Amortization of intangibles	185	185
FDIC insurance premiums	99	104
Contracted services	315	248
Other real estate owned	2	5
Merger-related expenses	758	—
Other non-interest expense	1,798	1,694
TOTAL NON-INTEREST EXPENSE	9,549	7,968
INCOME BEFORE INCOME TAXES	3,196	4,434
PROVISION FOR INCOME TAXES	483	1,188
NET INCOME	$2,713	$3,246

Dividends declared per common share	$0.16	$0.16
Earnings per common share:
Basic	$0.27	$0.32
Diluted	0.27	0.32
Weighted average common shares outstanding:
Basic	10,020,611	9,995,054
Diluted	10,028,588	10,002,878

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$2,713	$3,246
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $(792) and $256 for the three months ended March 31, 2018 and 2017, respectively)	(2,979)	528
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $1 for the three months ended March 31, 2018)	3	—
Other comprehensive income (loss), net of tax	(2,976)	528
TOTAL COMPREHENSIVE INCOME (LOSS)	$(263)	$3,774

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2016	9,998,025	$76,490	$80,736	$(11,665)	$(2,617)	$142,944
Net income			3,246			3,246
Other comprehensive income, net of taxes					528	528
Dividend Reinvestment and Stock Purchase Plan	4,192	93				93
Exercise of stock options	3,398	51				51
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock	4,027	56				56
Common stock dividends, $0.16 per share			(1,601)			(1,601)
Balance at March 31, 2017	10,009,642	$76,691	$82,381	$(11,665)	$(2,089)	$145,318

Balance at December 31, 2017	10,023,059	$76,977	$87,301	$(11,665)	$(2,342)	$150,271
Cumulative effect of changes in accounting principles (1)			525		(525)	—
Balance at December 31, 2017, as adjusted	10,023,059	76,977	87,826	(11,665)	(2,867)	150,271
Net income			2,713			2,713
Other comprehensive loss, net of taxes					(2,976)	(2,976)
Dividend Reinvestment and Stock Purchase Plan	4,828	93				93
Exercise of stock options	2,631	33				33
Compensation expense relating to restricted stock	10,634	56				56
Common stock dividends, $0.16 per share			(1,606)			(1,606)
Balance at March 31, 2018	10,041,152	$77,159	$88,933	$(11,665)	$(5,843)	$148,584

(1) Represents the impact of adopting Accounting Standards Update No. 2018-02 and No. 2016-01. See Note 1 of the consolidated condensed financial statements for more information.

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,713	$3,246
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	988	771
Provision for loan losses	79	15
Deferred income tax provision (benefit)	(871)	466
Increase in cash surrender value of bank owned life insurance	(186)	(189)
Realized loss from equity securities	23	—
Realized gain from sales and impairment of premises and equipment	(1)	—
Realized loss from sales and impairment of other real estate owned and repossessed assets	—	3
Origination of mortgage loans for sale	(868)	(1,957)
Realized gains from sales of loans	(22)	(39)
Proceeds from sales of mortgage loans	879	1,971
Compensation expense related to stock options	—	1
Compensation expense related to restricted stock	56	56
Changes in:
Accrued income receivable	(692)	(652)
Other assets	786	(631)
Other liabilities	(1,468)	(1,192)
TOTAL ADJUSTMENTS	(1,297)	(1,377)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,416	1,869
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities with a readily determinable fair value	65	—
Proceeds from maturities and calls of debt securities:
Available-for-sale	3,124	4,205
Held-to-maturity	589	5,398
Purchases of investment securities:
Equity securities with a readily determinable fair value	(71)	—
Debt securities, available-for-sale	—	(9,916)
Debt securities, held-to-maturity	(520)	(2,850)
Net increase (decrease) in loans	(7,488)	8,263
Proceeds from sale of other real estate owned and repossessed assets	—	971
Purchases of premises and equipment	(86)	(3,166)
Proceeds from sale of premises and equipment	1	—
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,386)	2,905
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	37,642	37,293
Net decrease in short-term borrowings	(47,000)	(26,083)
Proceeds from long-term debt	6,000	—
Principal payments on long-term debt	(84)	(118)
Proceeds from issuance of common stock	11	12
Proceeds from exercise of stock options	33	51
Cash dividends paid on common stock	(1,524)	(1,520)
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,922)	9,635
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,892)	14,409
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,386	18,865
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,494	$33,274
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$976	$903
Income taxes paid	—	500
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	—	974

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

The consolidated condensed balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet as of that day.

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

Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2017 Annual Report on Form 10-K filed with the SEC.

Accounting Changes
ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)"
ASU No. 2014-09 was issued in May 2014 and was adopted by LCNB as of January 1, 2018. It supersedes most current revenue recognition guidance for contracts to transfer goods or services or other nonfinancial assets. Lease contracts, insurance contracts, and most financial instruments are not included in the scope of this update. ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Additional disclosures providing information about contracts with customers are required. Adoption did not have a material impact on LCNB's results of operations or financial position.

ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities"
ASU No. 2016-01 was issued in January 2016 and was adopted by LCNB as of January 1, 2018. It applies to all entities that hold financial assets or owe financial liabilities. It makes targeted changes to generally accepted accounting principles for public companies as follows:

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
(Unaudited)
(Continued)

Note 1 - Basis of Presentation (continued)

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

Adoption of ASU No. 2016-01 did not have a material impact on LCNB's results of operations or financial position. Upon adoption on January 1, 2018, LCNB reclassified net unrealized gain on equity securities, net of taxes, of $33,000 from accumulated other comprehensive income into retained earnings. Before adoption, equity securities were included with investment securities, available for sale in the consolidated condensed balance sheets and dividends received were included in interest on investment securities, taxable in the consolidated condensed statements of income. After adoption, equity securities are separate line items in the consolidated condensed balance sheets and the consolidated condensed statements of income. Changes in the fair value of equity securities are included in other operating income in the consolidated condensed statements of income.

ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost"
ASU No. 2017-07 was issued in March 2017 and was adopted by LCNB as of January 1, 2018. It applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. Adoption of ASU No. 2017-07 did not have a material impact on LCNB's results of operations or financial position.

ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting"
ASU No. 2017-09 was issued in May 2017 and was adopted by LCNB on January 1, 2018. It applies to any entity that changes the terms or conditions of a share-based payment award. The amendments in this update provide that an entity would not apply modification accounting under the guidance in Topic 718 if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are to be applied prospectively and are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of ASU No. 2017-09 did not have a material impact on LCNB's results of operations or financial position.

.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 1 - Basis of Presentation (continued)

ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income"
ASU No. 2018-02 was issued in February 2018 and is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and LCNB early adopted the ASU as of January 1, 2018. ASU No. 2018-02 addresses a narrow-scope financial reporting issue that arose as a consequence of the passage of H.R. 1, known as the “Tax Cuts and Jobs Act.” Generally Accepted Accounting Principles requires adjustment of deferred tax assets and liabilities for the effect of a change in tax laws or rates with the effect to be included in income from continuing operations in the reporting period that includes the enactment date. This guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather than in income from continuing operations. As a consequence, the tax effects of items within accumulated other comprehensive income, referred to as stranded tax effects in the update, do not reflect the appropriate tax rate. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Upon adoption, LCNB reclassified stranded tax effects of $492,000 into retained earnings as of January 1, 2018.

Revenue Recognition
Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606") provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606. The adoption of ASC 606 did not result in a change to the accounting for any of LCNB's revenue streams that are within the scope of the amendments. Revenue-generating activities that are within the scope of ASC 606 and that are presented as non-interest income in LCNB's consolidated statements of income include:

•
Fiduciary income - this includes periodic fees due from trust and investment services customers for managing the customers' financial assets. Fees are generally charged on a quarterly or annual basis and are recognized ratably throughout the period, as the services are provided on an ongoing basis.

•
Service charges and fees on deposit accounts - these include general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer, or overdraft activities. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

Note 2 – Acquisition

On December 20, 2017, LCNB and Columbus First Bancorp, Inc. (“CFB”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which CFB will merge with and into LCNB in an all-stock transaction. Immediately following the merger of CFB into LCNB, Columbus First Bank, a wholly-owned subsidiary of CFB, will be merged into the Bank. Columbus First Bank operates from one full-service office located in Worthington, Ohio. Subject to customary regulatory approvals, LCNB shareholder approval, and other conditions set forth in the Merger Agreement, the transaction is anticipated to close in the second quarter of 2018. At that time, Columbus First Bank's sole office will become a branch of the Bank.

Under the terms of the Merger Agreement, which has been unanimously approved by the Board of Directors of each company, the shareholders of CFB will be entitled to receive two LCNB common shares for each outstanding CFB common share. Any unexercised stock options of CFB will be canceled in exchange for a cash payment. Based on LCNB's closing share price of $19.00 as of March 31, 2018, the transaction is valued at $38.00 for each CFB share or approximately $60.4 million in aggregate. As of March 31, 2018, CFB has 1,589,516 shares outstanding, as well as 65,724 options with a weighted average strike price of $14.06 per share.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)

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

The estimated fair values of the assets and liabilities have not yet been determined. The recorded amounts reflected on the historic financial records of CFB as of March 31, 2018 include total assets of approximately $324.1 million, consisting primarily of net loans of $276.9 million and interest-bearing deposits of $31.1 million. Recorded liabilities totaling approximately $290.7 million consisted primarily of deposits totaling $253.7 million.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,281	$—	$63	$2,218
U.S. Agency notes	84,806	4	2,900	81,910
U.S. Agency mortgage-backed securities	65,412	23	2,212	63,223
Municipal securities:
Non-taxable	102,625	131	2,050	100,706
Taxable	19,957	123	243	19,837
	$275,081	$281	$7,468	$267,894

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$28,802	$31	$614	$28,219
Taxable	3,700	—	197	3,503
	$32,502	$31	$811	$31,722

December 31, 2017
Equity Securities with a Readily Determinable Fair Value:
Mutual funds	$1,586	2	46	1,542
Trust preferred securities	49	1	—	50
Equity securities	$475	97	4	568
	2,110	$100	$50	$2,160

Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,283	$—	$24	$2,259
U.S. Agency notes	84,837	57	1,633	83,261
U.S. Agency mortgage-backed securities	68,347	33	1,227	67,153
Municipal securities:
Non-taxable	102,849	343	1,018	102,174
Taxable	20,313	175	122	20,366
	$278,629	$608	$4,024	$275,213

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$28,871	$101	$227	$28,745
Taxable	3,700	—	95	3,605
	$32,571	$101	$322	$32,350

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Available-for-Sale:
U.S. Treasury notes	$2,218	$63	$—	$—
U.S. Agency notes	33,216	778	43,696	2,122
U.S. Agency mortgage-backed securities	23,495	462	38,760	1,750
Municipal securities:
Non-taxable	57,079	815	23,598	1,235
Taxable	15,808	225	1,381	18
	$131,816	$2,343	$107,435	$5,125

Held-to-Maturity:
Municipal securities:
Non-taxable	$17,357	514	3,535	100
Taxable	400	—	3,104	197
	$17,757	$514	$6,639	$297

December 31, 2017
Available-for-Sale:
U.S. Treasury notes	$2,259	$24	$—	$—
U.S. Agency notes	33,651	344	44,560	1,289
U.S. Agency mortgage-backed securities	24,433	142	41,080	1,085
Municipal securities:
Non-taxable	36,348	315	24,197	703
Taxable	11,068	114	1,032	8
	$107,759	$939	$110,869	$3,085

Held-to-Maturity:
Municipal securities:
Non-taxable	$9,824	$133	$3,542	$94
Taxable	—	—	3,205	95
	$9,824	$133	$6,747	$189

Management has determined that the unrealized losses at March 31, 2018 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Contractual maturities of debt securities at March 31, 2018 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14,575	$14,576	$4,023	$4,022
Due from one to five years	94,912	93,591	4,111	4,020
Due from five to ten years	97,963	94,408	8,469	8,261
Due after ten years	2,219	2,096	15,899	15,419
	209,669	204,671	32,502	31,722
U.S. Agency mortgage-backed securities	65,412	63,223	—	—
	$275,081	$267,894	$32,502	$31,722

Debt securities with a market value of $125,490,000 and $108,751,000 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Realized gains or losses from the sale of securities are computed using the specific identification method.

Beginning January 1, 2018, equity securities with a readily determanable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at March 31, 2018 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at March 31, 2018 are summarized as follows (in thousands):

	Amortized Cost	Fair Value
Mutual funds	$1,613	$1,548
Trust preferred securities	49	50
Equity securities	478	546
Total equity securities with a readily determinable fair value	$2,140	$2,144

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the three months ended March 31, 2018 was as follows (in thousands):

Net gains (losses) recognized	$(23)
Less: net gains (losses) recognized on equity securities sold	23
Unrealized gains (losses) recognized and still held at period end	$(46)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Commercial and industrial	$37,118	$36,057
Commercial, secured by real estate	542,890	527,947
Residential real estate	246,487	251,582
Consumer	17,176	17,450
Agricultural	12,217	15,194
Other loans, including deposit overdrafts	506	539
	856,394	848,769
Deferred origination costs, net	263	291
	856,657	849,060
Less allowance for loan losses	3,529	3,403
Loans, net	$853,128	$845,657

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

Non-accrual, past-due, and accruing restructured loans as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Non-accrual loans:
Commercial and industrial	$—	$—
Commercial, secured by real estate	1,876	2,183
Residential real estate	691	604
Consumer	—	—
Agricultural	177	178
Total non-accrual loans	2,744	2,965
Past-due 90 days or more and still accruing	146	—
Total non-accrual and past-due 90 days or more and still accruing	2,890	2,965
Accruing restructured loans	10,366	10,469
Total	$13,256	$13,434

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The allowance for loan losses for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2018
Balance, beginning of year	$378	$2,178	$717	$76	$53	$1	$3,403
Provision charged to expenses	15	(131)	186	8	(9)	10	79
Losses charged off	—	(29)	(35)	(11)	—	(31)	(106)
Recoveries	—	125	1	5	—	22	153
Balance, end of period	$393	$2,143	$869	$78	$44	$2	$3,529

Three Months Ended March 31, 2017
Balance, beginning of year	$350	$2,179	$885	$96	$60	$5	3,575
Provision charged to expenses	(2)	90	(107)	23	6	5	15
Losses charged off	—	(262)	(17)	(45)	—	(30)	(354)
Recoveries	5	—	48	17	—	22	92
Balance, end of period	$353	$2,007	$809	$91	$66	$2	$3,328

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
March 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$11	$4	$189	$12	$—	$—	$216
Collectively evaluated for impairment	382	2,139	680	66	44	2	3,313
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$393	$2,143	$869	$78	$44	$2	$3,529

Loans:
Individually evaluated for impairment	$294	$10,879	$1,468	$46	$178	$—	$12,865
Collectively evaluated for impairment	36,603	527,656	243,526	17,240	12,053	94	837,172
Acquired credit impaired loans	258	3,989	1,961	—	—	412	6,620
Balance, end of period	$37,155	$542,524	$246,955	$17,286	$12,231	$506	$856,657

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$8	$146	$29	$8	$—	$—	$191
Collectively evaluated for impairment	370	2,032	688	68	53	1	3,212
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$378	$2,178	$717	$76	$53	$1	$3,403

Loans:
Individually evaluated for impairment	$303	$11,289	$1,351	$47	$177	$—	$13,167
Collectively evaluated for impairment	34,792	512,259	248,674	17,516	15,033	137	828,411
Acquired credit impaired loans	1,008	4,048	2,024	—	—	402	7,482
Balance, end of period	$36,103	$527,596	$252,049	$17,563	$15,210	$539	$849,060

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

A breakdown of the loan portfolio by credit quality indicators at March 31, 2018 and December 31, 2017 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2018
Commercial & industrial	$36,716	$155	$284	$—	$37,155
Commercial, secured by real estate	523,298	796	18,430	—	542,524
Residential real estate	244,998	—	1,957	—	246,955
Consumer	17,252	—	34	—	17,286
Agricultural	11,669	—	562	—	12,231
Other	506	—	—	—	506
Total	$834,439	$951	$21,267	$—	$856,657

December 31, 2017
Commercial & industrial	$35,683	$176	$244	$—	$36,103
Commercial, secured by real estate	506,833	2,180	18,583	—	527,596
Residential real estate	250,039	—	2,010	—	252,049
Consumer	17,522	—	41	—	17,563
Agricultural	14,233	—	977	—	15,210
Other	539	—	—	—	539
Total	$824,849	$2,356	$21,855	$—	$849,060

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at March 31, 2018 and December 31, 2017 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
March 31, 2018
Commercial & industrial	$6	$—	$—	$6	$37,149	$37,155	$—
Commercial, secured by real estate	59	—	335	394	542,130	542,524	—
Residential real estate	420	77	576	1,073	245,882	246,955	146
Consumer	30	8	—	38	17,248	17,286	—
Agricultural	185	—	177	362	11,869	12,231	—
Other	42	—	—	42	464	506	—
Total	$742	$85	$1,088	$1,915	$854,742	$856,657	$146

December 31, 2017
Commercial & industrial	$—	$—	$—	$—	$36,103	$36,103	$—
Commercial, secured by real estate	124	—	598	722	526,874	527,596	—
Residential real estate	362	135	496	993	251,056	252,049	—
Consumer	29	2	—	31	17,532	17,563	—
Agricultural	—	—	177	177	15,033	15,210	—
Other	82	—	—	82	457	539	—
Total	$597	$137	$1,271	$2,005	$847,055	$849,060	$—

Impaired loans, including acquired credit impaired loans, at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$264	$348	$—	$1,015	$1,100	$—
Commercial, secured by real estate	14,713	15,504	—	12,677	13,608	—
Residential real estate	2,688	3,413	—	2,822	3,516	—
Consumer	6	6	—	6	6	—
Agricultural	178	178	—	177	177	—
Other	412	553	—	402	554	—
Total	$18,261	$20,002	$—	$17,099	$18,961	$—

With an allowance recorded:
Commercial & industrial	$288	$288	$11	$296	$301	$8
Commercial, secured by real estate	155	155	4	2,660	2,660	146
Residential real estate	741	772	189	553	572	29
Consumer	40	40	12	41	41	8
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$1,224	$1,255	$216	$3,550	$3,574	$191

Total:
Commercial & industrial	$552	$636	$11	$1,311	$1,401	$8
Commercial, secured by real estate	14,868	15,659	4	15,337	16,268	146
Residential real estate	3,429	4,185	189	3,375	4,088	29
Consumer	46	46	12	47	47	8
Agricultural	178	178	—	177	177	—
Other	412	553	—	402	554	—
Total	$19,485	$21,257	$216	$20,649	$22,535	$191

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three months ended March 31, 2018 and 2017 (in thousands):

	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & industrial	$639	$11	$261	$26
Commercial, secured by real estate	14,991	196	15,859	186
Residential real estate	2,791	45	3,219	89
Consumer	6	—	21	—
Agricultural	177	—	334	—
Other	407	11	463	18
Total	$19,011	$263	$20,157	$319

With an allowance recorded:
Commercial & industrial	$291	$4	$322	$4
Commercial, secured by real estate	157	3	1,931	24
Residential real estate	755	9	704	8
Consumer	41	1	52	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,244	$17	$3,009	$37

Total:
Commercial & industrial	$930	$15	$583	$30
Commercial, secured by real estate	15,148	199	17,790	210
Residential real estate	3,546	54	3,923	97
Consumer	47	1	73	1
Agricultural	177	—	334	—
Other	407	11	463	18
Total	$20,255	280	$23,166	$356

Of the interest income recognized on impaired loans during the three months ended March 31, 2018 and 2017, approximately $20,000 and $0, respectively, were recognized on a cash basis.

Loan modifications that were classified as troubled debt restructurings during the three months ended March 31, 2018 and 2017 are as follows (dollars in thousands):

	2018			2017
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance

Commercial & industrial	—	$—	$—	—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	1	18	9
Consumer	—	—	—	1	14	14
Total	—	$—	$—	2	$32	$23

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Each restructured loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s ability to pay the debt as modified.  Modifications may include interest only payments for a period of time, temporary or permanent reduction of the loan’s interest rate, capitalization of delinquent interest, forgiveness of principal, or extensions of the maturity date. Post-modification balances of newly restructured troubled debt by type of modification for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
Three Months Ended March 31, 2018
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

Two commercial, secured by real estate loans to the same borrower totaling $1,236,000 that were modified during the fourth quarter 2016 subsequently defaulted in February 2017. There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three months ended March 31, 2018 and that remained in default at period end.

No impaired loans without a valuation allowance and no impaired loans with a valuation allowance at March 31, 2018 consisted of loans that were modified during the three months ended March 31, 2018 and were determined to be troubled debt restructurings.  Approximately $23,000 of impaired loans without a valuation allowance and $0 of impaired loans with a valuation allowance at March 31, 2017 consisted of loans that were modified during the three months ended March 31, 2017 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at March 31, 2018 and December 31, 2017 were approximately $90,630,000 and $92,818,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at March 31, 2018 was $335,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 - Acquired Credit Impaired Loans

The following table provides at March 31, 2018 and December 31, 2017 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	March 31, 2018	December 31, 2017
Commercial & industrial	$258	$1,008
Commercial, secured by real estate	3,989	4,048
Residential real estate	1,961	2,024
Consumer	—	—
Agricultural	—	—
Other loans, including deposit overdrafts	412	402
	6,620	7,482
Less allowance for loan losses	—	—
Loans, net	$6,620	$7,482

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	March 31, 2018	December 31, 2017
Outstanding balance	$8,179	$9,065
Carrying amount	6,620	7,482

Activity during the three months ended March 31, 2018 and 2017 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	2018	2017
Accretable discount at beginning of year	$669	$1,080
Accretable discount acquired during period	—	—
Reclassification from nonaccretable discount to accretable discount	—	99
Less disposals	—	(170)
Less accretion	(34)	(113)
Accretable discount at end of period	$635	$896

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 - Affordable Housing Tax Credit Limited Partnership

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Affordable housing tax credit investment	$3,000	$3,000
Less amortization	287	231
Net affordable housing tax credit investment	$2,713	$2,769

Unfunded commitment	$1,979	$2,257

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 10.0 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017
Tax credits and other tax benefits recognized	$56	$51
Tax credit amortization expense included in provision for income taxes	56	41

Note 7 – Borrowings

Short-term borrowings at March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$—	—%
FHLB short-term advance	$—	—%	$47,000	1.43%
Repurchase agreements	—	—%	—	—%
	$—	—%	$47,000	1.43%

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $213 million and $217 million at March 31, 2018 and December 31, 2017, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Income Taxes

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among other changes, the Tax Act reduced the maximum U.S. Federal corporate tax rate from 35% to 21%.

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended March 31,
	2018	2017
Statutory tax rate	21.0%	34.6%
Increase (decrease) resulting from:
Tax exempt interest	(4.5)%	(6.1)%
Tax exempt income on bank owned life insurance	(1.2)%	(1.5)%
Captive insurance premium income	(0.6)%	—%
Other, net	0.4%	(0.2)%
Effective tax rate	15.1%	26.8%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Commitments to extend credit:
Commercial loans	$36,896	$18,964
Other loans
Fixed rate	3,649	2,747
Adjustable rate	1,456	1,150
Unused lines of credit:
Fixed rate	19,350	20,984
Adjustable rate	113,699	90,147
Unused overdraft protection amounts on demand and NOW accounts	16,319	16,441
Standby letters of credit	259	294
Total commitments	$191,628	$150,727

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 9 – Commitments and Contingent Liabilities (continued)

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2018 totaled approximately $255,000.

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

Note 10 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and the year ended December 31, 2017 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Three Months Ended March 31, 2018:
Balance at beginning of period	$(2,200)	$(142)	$(2,342)
Cumulative effect of changes in accounting principles	(498)	(27)	(525)
Balance at beginning of period, as adjusted	(2,698)	(169)	(2,867)
Before reclassifications	(2,979)	3	(2,976)
Reclassifications	—	—	—
Balance at end of period	$(5,677)	$(166)	$(5,843)

Year Ended December 31, 2017:
Balance at beginning of period	$(2,633)	$16	$(2,617)
Before reclassifications	585	(158)	427
Reclassifications	(152)	—	(152)
Balance at end of period	$(2,200)	$(142)	$(2,342)

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three-month periods ended March 31, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Qualified noncontributory defined benefit retirement plan	$261	$260
401(k) plan	110	102

Certain highly compensated employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code. This plan is limited to the original participants and no new participants have been added.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2018 and 2017 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost	$—	$—
Interest cost	17	17
Amortization of unrecognized net loss	4	—
Net periodic pension cost	$21	$17

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at March 31, 2018 and December 31, 2017 for the nonqualified defined benefit retirement plan consists of (in thousands):

	March 31, 2018	December 31, 2017
Net actuarial (gain) loss	$166	$141
Past service cost	—	—
Total recognized, net of tax	$166	$141

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation

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

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at March 31, 2018 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	4,356	$9.00	0.8	4,356	$9.00	0.8
$11.00 - $12.99	13,278	11.98	2.9	13,278	11.98	2.9
	17,634	11.25	2.4	17,634	11.25	2.4

The following table summarizes stock option activity for the periods indicated:

	Three Months Ended March 31,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	20,265	$11.42	24,669	$12.17
Exercised	(2,631)	12.55	(3,398)	14.97
Expired	—	—	(1,006)	17.88
Outstanding, March 31,	17,634	11.25	20,265	11.42
Exercisable, March 31,	17,634	11.25	20,265	11.42

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Intrinsic value of options exercised	$17	$25
Cash received from options exercised	33	51
Tax benefit realized from options exercised	2	5

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)

The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding and exercisable at March 31, 2018 that were "in the money" (market price greater than exercise price) was $137,000.  The aggregate intrinsic value for options outstanding and exercisable at March 31, 2017 that were in the money was $252,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Compensation cost related to option awards was recognized in full during the first quarter 2017. Total expense related to options included in salaries and employee benefits for the three months ended March 31, 2017 was $1,000 and the related tax benefit was $0.

Restricted stock awards granted under the 2015 Plan were as follows:

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	8,817	$16.44	8,624	$15.47
Granted	10,634	19.20	4,027	22.60
Vested	(669)	22.60	—	—
Forfeited	—	—	—	—
Outstanding, March 31,	18,782	$17.78	12,651	$17.74

Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three months ended March 31, 2018 was $56,000 and the related tax benefit was $12,000. Unrecognized compensation expense for restricted stock awards was $232,000 at March 31, 2018 and is expected to be recognized over a period of 4.0 years. Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three months ended March 31, 2017 was $56,000 and the related tax benefit was $19,000, respectively.

Note 13 – Earnings per Common Share

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Earnings per Common Share (continued)

Earnings per share for the three months ended March 31, 2018 and 2017 were calculated as follows (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2018	2017
Net income	$2,713	$3,246
Less allocation of earnings and dividends to participating securities	4	2
Net income allocated to common shareholders	$2,709	$3,244

Weighted average common shares outstanding, gross	10,035,871	10,001,087
Less average participating securities	15,260	6,033
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	10,020,611	9,995,054
Add dilutive effect of:
Stock options	7,977	7,824
Stock warrants	—	—
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	10,028,588	10,002,878

Earnings per common share:
Basic	$0.27	$0.32
Diluted	0.27	0.32

There were no anti-dilutive stock options outstanding at March 31, 2018 or 2017.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

Equity Securities With a Readily Determinable Fair Value
Equity securities with a readily determinable fair value are reported at fair value with changes in fair value reported in other operating income in the consolidated statements of income. Fair values for trust preferred and equity securities are determined based on market quotations (level 1). LCNB has invested in two mutual funds that are traded in active markets and their fair values are based on market quotations (level 1). Investments in another two mutual funds are measured at fair value using net asset values ("NAV") and are considered level 1 because the NAVs are are determined and published and are the basis for current transactions.

Debt Securities, Available-for-Sale
The majority of LCNB's financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income (loss). LCNB utilizes a pricing service for determining the fair values of its debt securities.  Methods and significant assumptions used to estimate fair value are as follows:

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

Assets Recorded at Fair Value on a Nonrecurring Basis
Assets that may be recorded at fair value on a nonrecurring basis include impaired loans, other real estate owned, and other repossessed assets.

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

Other real estate owned is adjusted to fair value, less costs to sell, upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Other repossessed assets are valued at estimated sales prices, less costs to sell. The inputs for real estate owned and other repossessed assets are considered to be level 3.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Trust preferred securities	$50	$50	$—	$—
Equity securities	546	546	—	—
Mutual funds	39	39	—	—
Mutual funds measured at net asset value	1,509	1,509	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,218	2,218	—	—
U.S. Agency notes	81,910	—	81,910	—
U.S. Agency mortgage-backed securities	63,223	—	63,223	—
Municipal securities:
Non-taxable	100,706	—	100,706	—
Taxable	19,837	—	19,837	—
Total recurring fair value measurements	$270,038	$4,362	$265,676	$—

Nonrecurring fair value measurements:
Impaired loans	1,010	—	—	1,010

December 31, 2017
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Trust preferred securities	$50	$50	$—	$—
Equity securities	568	568	—	—
Mutual funds	23	23	—	—
Mutual funds measured at net asset value	1,519	1,519	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,259	2,259	—	—
U.S. Agency notes	83,261	—	83,261	—
U.S. Agency mortgage-backed securities	67,153	—	67,153	—
Municipal securities:
Non-taxable	102,174	—	102,174	—
Taxable	20,366	—	20,366	—
Total recurring fair value measurements	$277,373	$4,419	$272,954	$—

Nonrecurring fair value measurements:
Impaired loans	$3,359	$—	$—	$3,359

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2018 and December 31, 2017 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
March 31, 2018
Impaired loans	$63	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	947	Discounted cash flows	Discount rate	8.25%	4.50%	6.88%

December 31, 2017
Impaired loans	$1,753	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	1,606	Discounted cash flows	Discount rate	8.25%	3.25%	6.27%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
FINANCIAL ASSETS:
Cash and cash equivalents	$17,494	$17,494	$17,494	$—	$—
Equity securities without a readily determinable fair value:
Equity security	99	99	—	—	99
Mutual fund	1,000	1,000	—	—	1,000
Investment securities, held-to-maturity	32,502	31,722	—	—	31,722
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	853,128	813,225	—	—	813,225
Accrued interest receivable	4,159	4,159	—	4,159	—

FINANCIAL LIABILITIES:
Deposits	1,123,463	1,123,997	935,667	188,330	—
Long-term debt	6,219	6,383	—	6,383	—
Accrued interest payable	306	306	—	306	—

December 31, 2017
FINANCIAL ASSETS:
Cash and cash equivalents	$25,386	$25,386	$25,386	$—	$—
Equity securities without a readily determinable fair value:
Equity security	99	99	—	—	99
Mutual fund	1,000	1,000	—	—	1,000
Investment securities, held-to-maturity	32,571	32,350	—	—	32,350
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	845,657	813,368	—	—	813,368
Accrued interest receivable	3,511	3,511	—	3,511	—

FINANCIAL LIABILITIES:
Deposits	1,085,821	1,087,086	894,046	193,040	—
Short-term borrowings	47,000	47,000	47,000	—	—
Long-term debt	303	307	—	307	—
Accrued interest payable	329	329	—	329	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at March 31, 2018 and December 31, 2017.

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

Equity securities without a readily determinable fair value
Equity securities without a readily determinable fair value are measured at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Loans
The estimated fair value of loans as of March 31, 2018 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2017 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for March 31, 2018 and December 31, 2017 are not directly comparable.

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
(Unaudited)
(Continued)

Note 15 – Recent Accounting Pronouncements

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. However, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially from those expectations. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;

2.	LCNB’s ability to integrate future acquisitions, including the pending merger with Columbus First Bancorp, Inc., may be unsuccessful or may be more difficult, time-consuming, or costly than expected;

3.
LCNB’s ability to obtain regulatory approvals of the proposed merger of LCNB with Columbus First Bancorp, Inc. on the proposed terms and schedule and approval of the merger by the shareholders of LCNB may be unsuccessful;

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

12.
difficulties with technology or data security breaches, including cyberattacks, that could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others; and

13.
government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting, and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act.

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

Accounting for Intangibles.  LCNB’s intangible assets at March 31, 2018 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations

Net income for the three months ended March 31, 2018 was $2,713,000 (total basic and diluted earnings per share of $0.27). This compares to net income of $3,246,000 (total basic and diluted earnings per share of $0.32) for the same three-month period in 2017. Items significantly affecting net income during the 2018 period were:

•	expenses relating to the pending merger with Columbus First Bancorp, Inc. ("CFB") totaling $758,000, and

•	a reduction in LCNB's federal tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income for the three months ended March 31, 2018 was $201,000 greater than the comparable period in 2017, primarily due to growth in LCNB's loan portfolio, partially offset by a decrease in average investment securities and a market-driven increase in average rates paid on deposits and short-term borrowings.

The provision for loan losses for the three months ended March 31, 2018 was $64,000 greater than the comparable period in 2017. Non-accrual loans and loans past due 90 days or more and still accruing interest decreased $75,000, from $2,965,000 or 0.35% of total loans at December 31, 2017, to $2,890,000 or 0.34% of total loans at March 31, 2018.

Non-interest income for the three months ended March 31, 2018 was $206,000 greater than the comparable periods in 2017 primarily due to increases in fiduciary income and service charges and fees on deposit accounts.

Non-interest expense for the three months ended March 31, 2018 was $1,581,000 greater than the comparable period in 2017 primarily due to increases in salaries and employee benefits, merger-related expenses, and various expenses related to the new operations center. Merger-related expenses increased due to costs connected to the pending acquisition of CFB. Subject to customary regulatory approvals, LCNB shareholder approval, and other conditions set forth in the Merger Agreement, this transaction is anticipated to close in the second quarter of 2018.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2018 and 2017, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$853,152	$9,413	4.47%	$813,597	$8,915	4.44%
Interest-bearing demand deposits	3,867	19	1.99%	8,287	16	0.78%
Federal Reserve Bank stock	2,732	—	—%	2,732	—	—%
Federal Home Loan Bank stock	3,638	53	5.91%	3,638	41	4.57%
Investment securities:
Equity securities	3,255	22	2.74%	3,222	21	2.64%
Debt securities, taxable	173,586	931	2.18%	212,258	1,072	2.05%
Debt securities, non-taxable (2)	130,478	891	2.77%	144,649	1,222	3.43%
Total earnings assets	1,170,708	11,329	3.92%	1,188,383	11,287	3.85%
Non-earning assets	125,068			123,765
Allowance for loan losses	(3,401)			(3,557)
Total assets	$1,292,375			$1,308,591

Savings deposits	$646,690	199	0.12%	$645,953	146	0.09%
IRA and time certificates	189,322	672	1.44%	213,544	697	1.32%
Short-term borrowings	14,086	69	1.99%	28,500	30	0.43%
Long-term debt	2,255	14	2.52%	537	4	3.02%
Total interest-bearing liabilities	852,353	954	0.45%	888,534	877	0.40%
Demand deposits	278,967			265,960
Other liabilities	10,997			9,425
Capital	150,058			144,672
Total liabilities and capital	$1,292,375			$1,308,591
Net interest rate spread (3)			3.47%			3.45%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$10,375	3.59%		$10,410	3.55%
Ratio of interest-earning assets to interest-bearing liabilities	137.35%			133.75%
(1)Includes non-accrual loans.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21% for 2018 and 34.6% for 2017.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2018 as compared to the same period in 2017.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2018 vs. 2017 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$436	$62	$498
Interest-bearing demand deposits	(12)	15	3
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	12	12
Investment securities:
Equity securities	—	1	1
Debt securities, taxable	(204)	63	(141)
Debt securities, non-taxable	(112)	(219)	(331)
Total interest income	108	(66)	42
Interest-bearing Liabilities:
Savings deposits	—	53	53
IRA and time certificates	(83)	58	(25)
Short-term borrowings	(22)	61	39
Long-term debt	11	(1)	10
Total interest expense	(94)	171	77
Net interest income	$202	$(237)	$(35)

Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2018 totaled $10,375,000, a decrease of $35,000 from the comparable period in 2017.  Total interest expense increased $77,000, partially offset by an increase in interest income of $42,000.

The increase in total interest income was due primarily to a $498,000 increase in loan interest income caused by a $39.6 million increase in average loans and by a 3 basis point (a basis point equals 0.01%) increase in the average rate earned on loans. Largely offsetting the increase in loan interest income were a $141,000 decrease in interest income from taxable debt securities and a $331,000 decrease in interest income from non-taxable debt securities. The decrease in interest income from taxable investment securities was caused by a $38.7 million decrease in average taxable debt securities, partially offset by a 13 basis point increase in the average rate earned on these securities. The decrease in interest income from non-taxable investment securities was due to a 66 basis point decrease in the average rate earned and to a $14.2 million decrease in average non-taxable debt securities. One of the reasons for the 66 basis point decrease in the average rate earned on non-taxable debt securities was the decrease in the Federal corporate tax rate to 21%, which decreased the effective yield earned on these securities.

The increase in total interest expense was due to a 5 basis point increase in the average rate paid on total interest-bearing liabilities, partially offset by a $36.2 million decrease in average total interest-bearing liabilities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three months ended March 31, 2018 was $79,000, as compared to $15,000 for the same period in 2017. Net charge-offs (recoveries) for the three months ended March 31, 2018 were $(47,000), as compared to net charge-offs (recoveries) of $262,000 for the comparable period in 2017.

Non-Interest Income

A comparison of non-interest income for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Difference
Fiduciary income	$964	$852	$112
Service charges and fees on deposit accounts	1,305	1,222	83
Bank owned life insurance income	186	189	(3)
Gains from sales of loans	22	39	(17)
Other operating income	159	128	31
Total non-interest income	$2,636	$2,430	$206

Reasons for material increases and decreases include:

•	Fiduciary income increased due to an increase in trust assets managed.

•
Service charges and fees on deposit accounts increased primarily due to fees earned from an Insured Cash Sweep (ICS®) product that was introduced during the second quarter 2017 and from an increase in debit card income. The ICS product provides depositors with the security and convenience of access to FDIC insurance on balances greater than $250,000. Debit card income increased due to greater depositor utilization of the cards and due to more favorable interchange rates received by LCNB resulting from a change in the processing vendor.

Non-Interest Expense

A comparison of non-interest expense for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Difference
Salaries and employee benefits	$4,977	$4,526	$451
Equipment expenses	253	211	42
Occupancy expense, net	727	568	159
State franchise tax	303	284	19
Marketing	132	143	(11)
Amortization of intangibles	185	185	—
FDIC insurance premiums	99	104	(5)
Contracted services	315	248	67
Other real estate owned	2	5	(3)
Merger-related expenses	758	—	758
Other non-interest expense	1,798	1,694	104
Total non-interest expense	$9,549	$7,968	$1,581

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Reasons for material increases and decreases include:

•
Salaries and employee benefits increased 10.0% for the three months ended March 31, 2018 as compared to the same period in 2017. These increases were primarily due to salary and wage increases, newly hired employees, and an increase in health insurance costs. Full-time equivalent employees at March 31, 2018 totaled 297, compared with 271 full-time equivalent employees at March 31, 2017.

•
Occupancy expense increased primarily due to increased depreciation expense on bank premises and to increased maintenance and repair costs. The depreciation increase was largely due to the new Operations Center. Maintenance and repair costs increased largely due to snow and ice removal costs during the 2017-2018 winter.

•
Merger-related expenses during the 2018 period are due to the pending acquisition of CFB. Subject to customary regulatory approvals, LCNB shareholder approval, and other conditions set forth in the definitive merger agreement, this transaction is anticipated to close in the second quarter of 2018.

•	Other non-interest expense increased due to provisions for loss reserves recognized by LCNB Risk Management, Inc.

Income Taxes

LCNB's effective tax rates for the three months ended March 31, 2018 and 2017 were 15.1% and 26.8%, respectively.  The difference between the statutory rate of 21% for 2018 and 34.6% for 2017 and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

Financial Condition

Available-for-sale debt securities at March 31, 2018 were $7.3 million less than at December 31, 2017 primarily due to maturities and calls totaling $3.1 million and net decreases in fair values totaling $3.8 million.

Net loans at March 31, 2018 were $7.5 million greater than at December 31, 2017. Commercial, secured by real estate loans increased $14.9 million, partially offset by a $5.1 million decrease in residential real estate loans and a $3.0 million decrease in agricultural loans.

Total deposits at March 31, 2018 were $37.6 million greater than at December 31, 2017. Included in this increase was a $13.7 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, public fund deposits tend to be at their lowest balances at year-ends.

Long-term debt at March 31, 2018 was $5.9 million greater than at December 31, 2017 due to $6.0 million in new borrowings.

The increase in total deposits and long-term debt, along with the decrease in available-for-sale debt securities mentioned above, contributed to a $47.0 million decrease in short-term borrowings between December 31, 2017 and March 31, 2018 and to the increase in net loans.

Shareholders' equity at March 31, 2018 was $1.7 million less than at December 31, 2017, primarily due to a decrease in accumulated other comprehensive income (loss), net of taxes, resulting from market driven net decreases in the fair values of available-for-sale debt securities.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A rule requiring a Capital Conservation Buffer began phase-in on January 1, 2016 and will be fully implemented at the beginning of 2019. Under the fully-implemented rule, a financial institution will need to maintain a Capital Conservation Buffer composed of Common Equity Tier 1 Capital of at least 2.5% above its minimum risk-weighted capital requirements to avoid limitations on its ability to make capital distributions, including dividend payments to shareholders and certain discretionary bonus payments to executive officers. A financial institution with a buffer below 2.5% will be subject to increasingly stringent limitations on capital distributions as the buffer approaches zero.

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy:

	Minimum Requirement	Minimum Requirement with Capital Conservation Buffer for 2018	To Be Considered Well-Capitalized
Ratio of Common Equity Tier 1 Capital to risk-weighted assets	4.5%	6.375%	6.5%
Ratio of Tier 1 Capital to risk-weighted assets	6.0%	7.875%	8.0%
Ratio of Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets	8.0%	9.875%	10.0%
Leverage Ratio (Tier 1 Capital to adjusted quarterly average total assets)	4.0%	N/A	5.0%

As of the most recent notification from their regulators, the Bank and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's or LCNB's category.

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Regulatory Capital:
Shareholders' equity	$148,584	$150,271
Goodwill and other intangibles	(33,401)	(32,906)
Accumulated other comprehensive loss	5,843	2,828
Tier 1 risk-based capital	121,026	120,193
Eligible allowance for loan losses	3,529	3,403
Total risk-based capital	$124,555	$123,596
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	13.18%	13.29%
Tier 1 Capital to risk-weighted assets	13.18%	13.29%
Total Capital to risk-weighted assets	13.57%	13.66%
Leverage	9.57%	9.51%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity is the ability to have funds available at all times to meet the commitments of LCNB.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash and cash equivalents and securities available for sale.  At March 31, 2018, LCNB's liquid assets amounted to $288.6 million or 22.4% of total assets.  This compares to liquid assets totaling $303.9 million, or 23.5% of total assets, at December 31, 2017.

Liquidity is also provided by access to core funding sources, primarily core depositors in LCNB's market area.  Approximately 84.3% of total deposits at March 31, 2018 were "core" deposits, compared to 85.1% of deposits at December 31, 2017. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000. The percentage of core deposits to total deposits decreased because of the growth in public fund deposits discussed above in relation to total growth in deposits.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2018 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$46,686	2,535	5.74%
Up 200	45,815	1,664	3.77%
Up 100	44,975	824	1.87%
Base	44,151	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2018 EVE analysis indicates that an increase in interest rates will have a positive effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$149,783	980	0.66%
Up 200	150,255	1,452	0.98%
Up 100	149,261	458	0.31%
Base	148,803	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2018, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 2, 2018	/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer and President

May 2, 2018	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer