Form 10-Q
period 2018-06-30
LCNB CORP
filed 2018-08-09
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 8, 2018 was 13,300,046 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Cash and due from banks	$23,123	$21,159
Interest-bearing demand deposits	1,778	4,227
Total cash and cash equivalents	24,901	25,386
Interest-bearing time deposits	9,852	—
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,188	2,160
Equity securities without a readily determinable fair value, at cost	2,099	1,099
Debt securities, available-for-sale, at fair value	257,721	275,213
Debt securities, held-to-maturity, at cost	31,610	32,571
Federal Reserve Bank stock, at cost	2,732	2,732
Federal Home Loan Bank stock, at cost	4,845	3,638
Loans, net	1,155,495	845,657
Premises and equipment, net	33,257	34,927
Premises held for sale, net	512	—
Goodwill	59,160	30,183
Core deposit and other intangibles	5,501	3,799
Bank owned life insurance	28,354	27,985
Other assets	13,215	10,288
TOTAL ASSETS	$1,631,442	$1,295,638

LIABILITIES:
Deposits:
Noninterest-bearing	$343,172	$283,212
Interest-bearing	1,037,712	802,609
Total deposits	1,380,884	1,085,821
Short-term borrowings	—	47,000
Long-term debt	27,085	303
Accrued interest and other liabilities	11,107	12,243
TOTAL LIABILITIES	1,419,076	1,145,367

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,052,862 and 10,776,686 shares at June 30, 2018 and December 31, 2017, respectively	140,870	76,977
Retained earnings	89,544	87,301
Treasury shares at cost, 753,627 shares at June 30, 2018 and December 31, 2017	(11,665)	(11,665)
Accumulated other comprehensive loss, net of taxes	(6,383)	(2,342)
TOTAL SHAREHOLDERS' EQUITY	212,366	150,271
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,631,442	$1,295,638

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans	$10,703	$8,823	$20,116	$17,738
Dividends on equity securities:
With a readily determinable fair value	16	16	31	31
Without a readily determinable fair value	8	5	15	11
Interest on debt securities:
Taxable	934	1,128	1,865	2,200
Non-taxable	680	795	1,384	1,594
Other investments	197	167	269	224
TOTAL INTEREST INCOME	12,538	10,934	23,680	21,798

INTEREST EXPENSE:
Interest on deposits	1,096	846	1,967	1,689
Interest on short-term borrowings	7	12	76	42
Interest on long-term debt	67	3	81	7
TOTAL INTEREST EXPENSE	1,170	861	2,124	1,738
NET INTEREST INCOME	11,368	10,073	21,556	20,060
PROVISION FOR LOAN LOSSES	224	222	303	237
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,144	9,851	21,253	19,823

NON-INTEREST INCOME:
Fiduciary income	942	881	1,906	1,733
Service charges and fees on deposit accounts	1,426	1,312	2,731	2,534
Net gain (loss) from sales of debt securities, available-for-sale	(1)	140	(1)	140
Bank owned life insurance income	182	297	368	486
Gains from sales of loans	97	63	119	102
Other operating income	145	97	304	225
TOTAL NON-INTEREST INCOME	2,791	2,790	5,427	5,220

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,128	4,703	10,105	9,229
Equipment expenses	268	264	521	475
Occupancy expense, net	658	636	1,385	1,204
State franchise tax	296	286	599	570
Marketing	284	216	416	359
Amortization of intangibles	188	188	373	373
FDIC insurance premiums	99	108	198	212
Contracted services	391	375	706	623
Other real estate owned	1	—	3	5
Merger-related expenses	855	—	1,613	—
Other non-interest expense	2,543	1,835	4,341	3,529
TOTAL NON-INTEREST EXPENSE	10,711	8,611	20,260	16,579
INCOME BEFORE INCOME TAXES	3,224	4,030	6,420	8,464
PROVISION FOR INCOME TAXES	486	1,027	969	2,215
NET INCOME	$2,738	$3,003	$5,451	$6,249

Dividends declared per common share	$0.16	$0.16	$0.32	$0.32

Earnings per common share:
Basic	$0.25	$0.30	$0.52	$0.62
Diluted	0.25	0.30	0.52	0.62
Weighted average common shares outstanding:
Basic	11,099,485	10,004,422	10,563,030	9,999,765
Diluted	11,105,014	10,011,312	10,568,792	10,007,192

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$2,738	$3,003	$5,451	$6,249
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $(145) and $638 for the three months ended June 30, 2018 and 2017, respectively, and $(937) and $894 for the six months ended June 30, 2018 and 2017, respectively)	(544)	1,206	(3,523)	1,734
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $0 and $48 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $ 48 for the six months ended June 30, 2018 and 2017, respectively)	1	(92)	1	(92)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $1 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $2 and $0 for the six months ended June 30, 2018 and 2017, respectively)	3	—	6	—
Other comprehensive income (loss), net of tax	(540)	1,114	(3,516)	1,642
TOTAL COMPREHENSIVE INCOME	$2,198	$4,117	$1,935	$7,891

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2016	9,998,025	$76,490	$80,736	$(11,665)	$(2,617)	$142,944
Net income			6,249			6,249
Other comprehensive income, net of taxes					1,642	1,642
Dividend Reinvestment and Stock Purchase Plan	8,554	180				180
Exercise of stock options	3,398	51				51
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock	4,027	63				63
Common stock dividends, $0.32 per share			(3,203)			(3,203)
Balance at June 30, 2017	10,014,004	$76,785	$83,782	$(11,665)	$(975)	$147,927

Balance at December 31, 2017	10,023,059	$76,977	$87,301	$(11,665)	$(2,342)	$150,271
Cumulative effect of changes in accounting principles (1)			525		(525)	—
Balance at December 31, 2017, as adjusted	10,023,059	76,977	87,826	(11,665)	(2,867)	150,271
Net income			5,451			5,451
Other comprehensive loss, net of taxes					(3,516)	(3,516)
Dividend Reinvestment and Stock Purchase Plan	9,851	191				191
Stock issued for acquisition of Columbus First Bancorp, Inc.	3,253,060	63,598				63,598
Exercise of stock options	2,631	33				33
Compensation expense relating to restricted stock	10,634	71				71
Common stock dividends, $0.32 per share			(3,733)			(3,733)
Balance at June 30, 2018	13,299,235	$140,870	$89,544	$(11,665)	$(6,383)	$212,366

(1) Represents the impact of adopting Accounting Standards Update No. 2018-02 and No. 2016-01. See Note 1 of the consolidated condensed financial statements for more information.

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,451	$6,249
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	2,019	1,668
Provision for loan losses	303	237
Deferred income tax provision (benefit)	63	928
Increase in cash surrender value of bank owned life insurance	(368)	(379)
Bank owned life insurance mortality benefits in excess of cash surrender value	—	(107)
Realized gain from equity securities	(11)	—
Realized (gain) loss from sales of debt securities available-for-sale	1	(140)
Realized (gain) loss from sales of premises and equipment	42	(23)
Impairment charge recognized on premises and equipment	645	—
Realized loss from sales and impairment of other real estate owned and repossessed assets	—	3
Origination of mortgage loans for sale	(3,554)	(4,416)
Realized gains from sales of loans	(119)	(102)
Proceeds from sales of mortgage loans	3,628	4,464
Compensation expense related to stock options	—	1
Compensation expense related to restricted stock	71	63
Changes in:
Accrued income receivable	97	63
Other assets	(541)	(1,967)
Other liabilities	(1,374)	1,297
TOTAL ADJUSTMENTS	902	1,590
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	6,353	7,839
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	65	—
Proceeds from sales of debt securities available-for-sale	3,343	12,243
Proceeds from maturities and calls of debt securities, available-for-sale	8,876	8,288
Proceeds from maturities and calls of debt securities, held-to-maturity	3,271	7,941
Purchases of equity securities	(1,081)	—
Purchases of debt securities, available-for-sale	—	(26,950)
Purchases of debt securities, held-to-maturity	(2,310)	(5,375)
Proceeds from maturities of interest-bearing time deposits	498	—
Net increase (decrease) in loans	(25,504)	(8,222)
Proceeds from bank owned life insurance mortality benefits	—	189
Proceeds from sale of other real estate owned and repossessed assets	—	971
Purchases of premises and equipment	(288)	(5,561)
Proceeds from sale of premises and equipment	16	220
Net cash received from acquisition of Columbus First Bancorp, Inc.	12,896	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(218)	(16,256)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	50,027	33,015
Net decrease in short-term borrowings	(57,000)	(10,328)
Proceeds from long-term debt	6,000	—
Principal payments on long-term debt	(2,138)	(196)
Proceeds from issuance of common stock	23	21
Proceeds from exercise of stock options	33	51
Cash dividends paid on common stock	(3,565)	(3,044)
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,620)	19,519
NET CHANGE IN CASH AND CASH EQUIVALENTS	(485)	11,102
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,386	18,865
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,901	$29,967
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,314	$1,768
Income taxes paid	500	1,400
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	—	974

LCNB purchased all of the common stock of Columbus First Bancorp, Inc on May 31, 2018, In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	343,028
Less common stock issued	63,598
Less cash paid for the common stock	783
Liabilities assumed	278,647

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Basis of Presentation
The accompanying unaudited interim consolidated condensed financial statements include LCNB Corp. ("LCNB") and its wholly-owned subsidiaries: LCNB National Bank (the "Bank") and LCNB Risk Management, Inc., its captive insurance company. All material intercompany transactions and balances are eliminated in consolidation.

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

Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2017 Annual Report on Form 10-K filed with the SEC.

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

Note 2 – Acquisition

On December 20, 2017, LCNB and Columbus First Bancorp, Inc. (“CFB”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which CFB merged with and into LCNB on May 31, 2018. LCNB entered into this transaction with the expectation that it would be accretive to income and expand its presence in the desirable Franklin County, Ohio market area. Immediately following the merger of CFB into LCNB, Columbus First Bank, a wholly-owned subsidiary of CFB, merged into the Bank. Columbus First Bank operated from one full-service office located in Worthington, Ohio. That office became a branch of the Bank after the merger.

Under the terms of the Merger Agreement, the shareholders of CFB received two shares of LCNB common stock for each outstanding CFB common share. Unexercised stock options of CFB were canceled in exchange for a cash payment.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)

The merger with CFB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date, as summarized in the following table (in thousands):

Consideration Paid:
Common shares issued (3,253,060 shares issued at $19.55 per share)	$63,598
Cash paid to cancel share based payment awards	783
64,381

Identifiable Assets Acquired:
Cash and cash equivalents	13,679
Interest-bearing time deposits	10,350
Federal Home Loan Bank stock	1,207
Loans, net	282,748
Loans held for sale, net	1,819
Premises and equipment	102
Core deposit intangible	2,089
Other real estate owned	35
Other assets	2,022
Total identifiable assets acquired	314,051

Liabilities Assumed:
Deposits	245,036
Short-term borrowings	10,000
Long-term debt	22,920
Deferred income taxes	200
Other liabilities	491
Total liabilities assumed	278,647

Total Identifiable Net Assets Acquired	35,404

Goodwill resulting from merger	$28,977

LCNB has recorded provisional amounts at June 30, 2018 for fair values related to loans, deposits, mortgage servicing rights, long-term debt, core deposit intangible, and corresponding current and deferred taxes as the initial accounting for the business combination is incomplete. As permitted by ASC 805-10-25, Business Combinations, these provisional amounts may be adjusted to reflect any new information obtained about facts and circumstances existing at the acquisition date.

The amount of goodwill recorded reflects LCNB's expansion in the Columbus market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill will not be amortizable on LCNB's financial records and will not be deductible for tax purposes. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment. The core deposit intangible will be amortized over the estimated weighted average economic life of the various core deposit types.

Direct costs related to the acquisition were expensed as incurred and are recorded as a merger-related expense in the consolidated condensed statements of income.

CFB's results of operations are included in the consolidated condensed statements of income from the date of the merger.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)

The amount of CFB's revenue (net interest income plus non-interest income) and net income, excluding merger-related expenses, included in LCNB's consolidated condensed statement of income for the three and six months ended June 30, 2018 were as follows (in thousands):

Total revenue	$906
Net income	469

The following table presents unaudited pro forma information as if the merger with CFB had occurred on January 1, 2017 (in thousands). This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of the core deposit intangible, and related income tax effects. It does not include merger and data conversion costs. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with CFB occurred in 2017. In particular, expected operational cost savings are not reflected in the pro forma amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$16,116	16,173	31,704	31,159
Net income	3,721	4,129	7,734	7,917
Basic earnings per common share	0.28	0.31	0.58	0.60
Diluted earnings per common share	0.28	0.31	0.58	0.60

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at June 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,280	$—	$78	$2,202
U.S. Agency notes	83,774	—	3,226	80,548
U.S. Agency mortgage-backed securities	62,752	17	2,571	60,198
Municipal securities:
Non-taxable	96,853	112	1,933	95,032
Taxable	19,935	104	298	19,741
	$265,594	$233	$8,106	$257,721

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$27,910	$51	$715	$27,246
Taxable	3,700	—	150	3,550
	$31,610	$51	$865	$30,796

December 31, 2017
Equity Securities with a Readily Determinable Fair Value:
Mutual funds	$1,586	2	46	1,542
Trust preferred securities	49	1	—	50
Equity securities	$475	97	4	568
	2,110	$100	$50	$2,160

Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,283	$—	$24	$2,259
U.S. Agency notes	84,837	57	1,633	83,261
U.S. Agency mortgage-backed securities	68,347	33	1,227	67,153
Municipal securities:
Non-taxable	102,849	343	1,018	102,174
Taxable	20,313	175	122	20,366
	$278,629	$608	$4,024	$275,213

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$28,871	$101	$227	$28,745
Taxable	3,700	—	95	3,605
	$32,571	$101	$322	$32,350

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Available-for-Sale:
U.S. Treasury notes	$2,202	$78	$—	$—
U.S. Agency notes	31,616	867	48,932	2,359
U.S. Agency mortgage-backed securities	19,555	483	39,827	2,088
Municipal securities:
Non-taxable	54,493	691	23,525	1,242
Taxable	13,898	215	3,214	83
	$121,764	$2,334	$115,498	$5,772

Held-to-Maturity:
Municipal securities:
Non-taxable	$17,229	618	3,539	97
Taxable	399	1	3,151	149
	$17,628	$619	$6,690	$246

December 31, 2017
Available-for-Sale:
U.S. Treasury notes	$2,259	$24	$—	$—
U.S. Agency notes	33,651	344	44,560	1,289
U.S. Agency mortgage-backed securities	24,433	142	41,080	1,085
Municipal securities:
Non-taxable	36,348	315	24,197	703
Taxable	11,068	114	1,032	8
	$107,759	$939	$110,869	$3,085

Held-to-Maturity:
Municipal securities:
Non-taxable	$9,824	$133	$3,542	$94
Taxable	—	—	3,205	95
	$9,824	$133	$6,747	$189

Management has determined that the unrealized losses at June 30, 2018 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Contractual maturities of debt securities at June 30, 2018 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$15,287	$15,278	$3,240	$3,245
Due from one to five years	102,178	100,308	4,084	3,996
Due from five to ten years	83,168	79,860	8,474	8,232
Due after ten years	2,209	2,077	15,812	15,323
	202,842	197,523	31,610	30,796
U.S. Agency mortgage-backed securities	62,752	60,198	—	—
	$265,594	$257,721	$31,610	$30,796

Debt securities with a market value of $134,626,000 and $108,751,000 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities available for sale for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$3,343	$12,243	$3,343	$12,243
Gross realized gains	7	140	7	140
Gross realized losses	8	—	8	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

Beginning January 1, 2018, equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at June 30, 2018 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at June 30, 2018 are summarized as follows (in thousands):

	Amortized Cost	Fair Value
Mutual funds	$1,623	$1,545
Trust preferred securities	49	50
Equity securities	478	593
Total equity securities with a readily determinable fair value	$2,150	$2,188

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the six months ended June 30, 2018 was as follows (in thousands):

Net gains recognized	$11
Less net gains recognized on equity securities sold	23
Unrealized losses recognized and still held at period end	$(12)

Note 4 - Loans

Major classifications of loans at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
Commercial and industrial	$81,778	$36,057
Commercial, secured by real estate	705,978	527,947
Residential real estate	339,435	251,582
Consumer	17,705	17,450
Agricultural	13,390	15,194
Other loans, including deposit overdrafts	583	539
	1,158,869	848,769
Deferred origination costs, net	229	291
	1,159,098	849,060
Less allowance for loan losses	3,603	3,403
Loans, net	$1,155,495	$845,657

Non-accrual, past-due, and accruing restructured loans as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
Non-accrual loans:
Commercial and industrial	$—	$—
Commercial, secured by real estate	3,050	2,183
Residential real estate	838	604
Consumer	—	—
Agricultural	177	178
Total non-accrual loans	4,065	2,965
Past-due 90 days or more and still accruing	5	—
Total non-accrual and past-due 90 days or more and still accruing	4,070	2,965
Accruing restructured loans	10,228	10,469
Total	$14,298	$13,434

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The allowance for loan losses for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended June 30, 2018
Balance, beginning of period	$393	$2,143	$869	$78	$44	$2	$3,529
Provision charged to expenses	14	189	—	(1)	8	14	224
Losses charged off	—	—	(192)	(10)	—	(30)	(232)
Recoveries	—	51	13	3	—	15	82
Balance, end of period	$407	$2,383	$690	$70	$52	$1	$3,603

Six Months Ended June 30, 2018
Balance, beginning of year	$378	$2,178	$717	$76	$53	$1	$3,403
Provision charged to expenses	29	58	186	7	(1)	24	303
Losses charged off	—	(29)	(227)	(21)	—	(61)	(338)
Recoveries	—	176	14	8	—	37	235
Balance, end of period	$407	$2,383	$690	$70	$52	$1	$3,603

Three Months Ended June 30, 2017
Balance, beginning of period	$353	$2,007	$809	$91	$66	$2	$3,328
Provision charged to expenses	(90)	206	109	(20)	(5)	22	222
Losses charged off	—	(82)	(118)	(9)	—	(31)	(240)
Recoveries	10	5	22	24	—	11	72
Balance, end of period	$273	$2,136	$822	$86	$61	$4	$3,382

Six Months Ended June 30, 2017
Balance, beginning of year	$350	$2,179	$885	$96	$60	$5	3,575
Provision charged to expenses	(92)	296	2	3	1	27	237
Losses charged off	—	(344)	(135)	(54)	—	(61)	(594)
Recoveries	15	5	70	41	—	33	164
Balance, end of period	$273	$2,136	$822	$86	$61	$4	$3,382

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
June 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$10	$3	$26	$—	$—	$—	$39
Collectively evaluated for impairment	397	2,380	664	70	52	1	3,564
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$407	$2,383	$690	$70	$52	$1	$3,603

Loans:
Individually evaluated for impairment	$285	$11,748	$1,366	$44	$178	$—	$13,621
Collectively evaluated for impairment	80,154	688,669	335,934	17,771	13,232	213	1,135,973
Acquired credit impaired loans	1,378	5,171	2,585	—	—	370	9,504
Balance, end of period	$81,817	$705,588	$339,885	$17,815	$13,410	$583	$1,159,098

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$8	$146	$29	$8	$—	$—	$191
Collectively evaluated for impairment	370	2,032	688	68	53	1	3,212
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$378	$2,178	$717	$76	$53	$1	$3,403

Loans:
Individually evaluated for impairment	$303	$11,289	$1,351	$47	$177	$—	$13,167
Collectively evaluated for impairment	34,792	512,259	248,674	17,516	15,033	137	828,411
Acquired credit impaired loans	1,008	4,048	2,024	—	—	402	7,482
Balance, end of period	$36,103	$527,596	$252,049	$17,563	$15,210	$539	$849,060

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

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one to two-family residential properties.  Home equity lines of credit and mortgage loans secured by owner-occupied agricultural property are included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable rate mortgage loans.  Adjustable rate loans are available with adjustment periods ranging between one to ten years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  Home equity lines of credit have a variable rate based on the Wall Street Journal prime rate plus a margin.

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

A breakdown of the loan portfolio by credit quality indicators at June 30, 2018 and December 31, 2017 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2018
Commercial & industrial	$81,341	$134	$342	$—	$81,817
Commercial, secured by real estate	685,745	790	18,838	215	705,588
Residential real estate	336,980	—	2,905	—	339,885
Consumer	17,788	—	27	—	17,815
Agricultural	13,233	—	177	—	13,410
Other	583	—	—	—	583
Total	$1,135,670	$924	$22,289	$215	$1,159,098

December 31, 2017
Commercial & industrial	$35,683	$176	$244	$—	$36,103
Commercial, secured by real estate	506,833	2,180	18,583	—	527,596
Residential real estate	250,039	—	2,010	—	252,049
Consumer	17,522	—	41	—	17,563
Agricultural	14,233	—	977	—	15,210
Other	539	—	—	—	539
Total	$824,849	$2,356	$21,855	$—	$849,060

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at June 30, 2018 and December 31, 2017 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
June 30, 2018
Commercial & industrial	$3	$24	$—	$27	$81,790	$81,817	$—
Commercial, secured by real estate	35	—	1,531	1,566	704,022	705,588	—
Residential real estate	846	96	753	1,695	338,190	339,885	—
Consumer	23	20	5	48	17,767	17,815	5
Agricultural	—	—	177	177	13,233	13,410	—
Other	161	—	—	161	422	583	—
Total	$1,068	$140	$2,466	$3,674	$1,155,424	$1,159,098	$5

December 31, 2017
Commercial & industrial	$—	$—	$—	$—	$36,103	$36,103	$—
Commercial, secured by real estate	124	—	598	722	526,874	527,596	—
Residential real estate	362	135	496	993	251,056	252,049	—
Consumer	29	2	—	31	17,532	17,563	—
Agricultural	—	—	177	177	15,033	15,210	—
Other	82	—	—	82	457	539	—
Total	$597	$137	$1,271	$2,005	$847,055	$849,060	$—

Impaired loans, including acquired credit impaired loans, at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$1,383	$2,619	$—	$1,015	$1,100	$—
Commercial, secured by real estate	16,766	18,550	—	12,677	13,608	—
Residential real estate	3,396	4,277	—	2,822	3,516	—
Consumer	21	21	—	6	6	—
Agricultural	178	178	—	177	177	—
Other	370	515	—	402	554	—
Total	$22,114	$26,160	$—	$17,099	$18,961	$—

With an allowance recorded:
Commercial & industrial	$280	$285	$10	$296	$301	$8
Commercial, secured by real estate	153	153	3	2,660	2,660	146
Residential real estate	555	581	26	553	572	29
Consumer	23	23	—	41	41	8
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$1,011	$1,042	$39	$3,550	$3,574	$191

Total:
Commercial & industrial	$1,663	$2,904	$10	$1,311	$1,401	$8
Commercial, secured by real estate	16,919	18,703	3	15,337	16,268	146
Residential real estate	3,951	4,858	26	3,375	4,088	29
Consumer	44	44	—	47	47	8
Agricultural	178	178	—	177	177	—
Other	370	515	—	402	554	—
Total	$23,125	$27,202	$39	$20,649	$22,535	$191

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$741	$15	$261	$10
Commercial, secured by real estate	15,281	193	16,488	269
Residential real estate	2,934	49	3,351	47
Consumer	10	—	30	1
Agricultural	178	—	217	—
Other	391	11	463	14
Total	$19,535	$268	$20,810	$341

With an allowance recorded:
Commercial & industrial	$283	$4	$314	$4
Commercial, secured by real estate	154	3	1,087	25
Residential real estate	566	7	603	8
Consumer	23	—	44	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,026	$14	$2,048	$38

Total:
Commercial & industrial	$1,024	$19	$575	$14
Commercial, secured by real estate	15,435	196	17,575	294
Residential real estate	3,500	56	3,954	55
Consumer	33	—	74	2
Agricultural	178	—	217	—
Other	391	11	463	14
Total	$20,561	$282	$22,858	$379

Six Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$805	$25	$261	$36
Commercial, secured by real estate	15,166	389	16,736	468
Residential real estate	2,950	97	3,332	136
Consumer	15	1	31	1
Agricultural	178	—	267	—
Other	394	22	463	32
Total	$19,508	$534	$21,090	$673

With an allowance recorded:
Commercial & industrial	$288	$9	$318	$9
Commercial, secured by real estate	155	6	970	33
Residential real estate	571	15	612	16
Consumer	24	—	43	2
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,038	$30	$1,943	$60

Total:
Commercial & industrial	$1,093	$34	$579	$45
Commercial, secured by real estate	15,321	395	17,706	501
Residential real estate	3,521	112	3,944	152
Consumer	39	1	74	3
Agricultural	178	—	267	—
Other	394	22	463	32
Total	$20,546	564	$23,033	$733

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Of the interest income recognized on impaired loans during the six months ended June 30, 2018 and 2017, approximately $20,000 and $3,000, respectively, were recognized on a cash basis.

From time to time, the terms of certain loans are modified as troubled debt restructurings ("TDRs") where concessions are granted to borrowers experiencing financial difficulties. The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan, and increase in the stated rate of interest lower than the current market rate for new debt with similar risk, an extension of the maturity date, or a change in the payment terms. During the three and six months ended June 30, 2018, there were no loans modified as a TDR.

Two commercial, secured by real estate loans to the same borrower totaling $1,236,000 that were modified during the fourth quarter 2016 subsequently defaulted in February 2017. There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the six months ended June 30, 2018 and that remained in default at period end.

No impaired loans without a valuation allowance and no impaired loans with a valuation allowance at June 30, 2018 consisted of loans that were modified during the six months ended June 30, 2018 and were determined to be troubled debt restructurings.  Approximately $0 of impaired loans without a valuation allowance and $23,000 of impaired loans with a valuation allowance at June 30, 2017 consisted of loans that were modified during the six months ended June 30, 2017 and were determined to be troubled debt restructurings.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors or participants are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at June 30, 2018 and December 31, 2017 were approximately $114,536,000 and $92,818,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at June 30, 2018 was $488,000.

Note 5 - Acquired Credit Impaired Loans

Loans acquired through mergers are recorded at fair value with no carryover of the acquired entity's previously established allowance for loan losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then-remaining contractual lives of the loans. The calculation of the excess of expected cash flows over the estimated fair value of loans acquired from the CFB acquisition has not been finalized.

Impaired loans acquired are accounted for under FASB Accounting Standards Codification ("ASC") 310-30.  Factors considered in evaluating whether an acquired loan was impaired include delinquency status and history, updated borrower credit status, collateral information, and updated loan-to-value information.  The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference. The interest component of the cash flows expected to be collected is referred to as the accretable yield and is recognized as interest income over the remaining contractual life of the loan using the level yield method.   Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows will result in a reclassification from the nonaccretable difference to the accretable yield. The calculation of the nonaccretable difference and interest component of cash flows expected to be collected from loans obtained from the CFB acquisition has not been finalized.

The final fair values of CFB's loans and the classification of loans as acquired credit impaired have not yet been finalized and the following tables contain provisional amounts that are subject to change as more information becomes available.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Acquired Credit Impaired Loans (continued)

The following table provides at June 30, 2018 and December 31, 2017 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	June 30, 2018	December 31, 2017
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$16	$20
Commercial, secured by real estate	834	848
Residential real estate	929	947
Other loans, including deposit overdrafts	—	—
Total	$1,779	$1,815

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$867	$988
Commercial, secured by real estate	1,628	1,699
Residential real estate	825	892
Other loans, including deposit overdrafts	370	402
Total	$3,690	$3,981

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	$—
Commercial, secured by real estate	1,452	1,501
Residential real estate	169	185
Other loans, including deposit overdrafts	—	—
Total	$1,621	$1,686

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$495
Commercial, secured by real estate	1,257
Residential real estate	662
Other loans, including deposit overdrafts	—
Total	$2,414

Total
Commercial & industrial	$1,378	$1,008
Commercial, secured by real estate	5,171	4,048
Residential real estate	2,585	2,024
Other loans, including deposit overdrafts	370	402
Total	$9,504	$7,482

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Outstanding balance	$13,500	$9,065
Carrying amount	9,504	7,482

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Acquired Credit Impaired Loans (continued)

Activity during the six months ended June 30, 2018 and 2017 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accretable discount at beginning of period	$635	$896	$669	$1,080
Reclassification from nonaccretable discount to accretable discount	—	59	—	158
Less disposals	—	—	—	(170)
Less accretion	(2)	(104)	(36)	(217)
Accretable discount at end of period	$633	$851	$633	$851

Provisional amounts for the accretable discount related to acquired credit impaired loans obtained from the acquisition of CFB have not been finalized and are not included in the above table.

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Affordable housing tax credit investment	$3,000	$3,000
Less amortization	343	231
Net affordable housing tax credit investment	$2,657	$2,769

Unfunded commitment	$1,804	$2,257

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 10.0 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017
Tax credits and other tax benefits recognized	$112	$79
Tax credit amortization expense included in provision for income taxes	112	82

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 - Premises Held for Sale, Net

During the second quarter 2018, LCNB entered into a contract to sell a branch building. Finalization of the sale agreement is anticipated to occur in the third quarter of 2018. The sale price of the building was approximately $645,000 less than the carrying value, resulting in an impairment charge of the aforementioned amount. The new fair value of the premises held for sale at June 30, 2018 is $512,000.

Note 8 - Goodwill

On May 31, 2018, the Columbus First acquisition resulted in a provisional amount of goodwill totaling $28,977,000. The following table shows the changes in the carrying amount of goodwill for the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017
Balance, January 1	$30,183	$30,183
Goodwill acquired	28,977	—
Balance, June 30	$59,160	$30,183

Note 9 – Borrowings

Borrowings at June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
FHLB short-term advances	$—	—%	$47,000	1.43%
FHLB long-term advances	27,085	1.82%	303	2.82%
	$27,085	1.82%	$47,303	1.44%

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $294 million and $217 million at June 30, 2018 and December 31, 2017, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Income Taxes

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among other changes, the Tax Act reduced the maximum U.S. Federal corporate tax rate from 35% to 21%.

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Statutory tax rate	21.0%	35.0%	21.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest	(4.4)%	(6.7)%	(4.3)%	(6.4)%
Tax exempt income on bank owned life insurance	(1.2)%	(2.6)%	(1.2)%	(2.0)%
Captive insurance premium income	(1.0)%	—%	(1.3)%	—%
Other, net	0.7%	(0.2)%	0.9%	(0.4)%
Effective tax rate	15.1%	25.5%	15.1%	26.2%

Note 11 - Commitments and Contingent Liabilities

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
Commitments to extend credit:
Commercial loans	$20,757	$18,964
Other loans
Fixed rate	5,261	2,747
Adjustable rate	1,015	1,150
Unused lines of credit:
Fixed rate	52,302	20,984
Adjustable rate	161,103	90,147
Unused overdraft protection amounts on demand and NOW accounts	16,309	16,441
Standby letters of credit	1,080	294
Total commitments	$257,827	$150,727

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Commitments and Contingent Liabilities (continued)

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2018 totaled approximately $260,000.

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

Note 12 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and the year ended December 31, 2017 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Six Months Ended June 30, 2018:
Balance at beginning of period	$(2,200)	$(142)	$(2,342)
Cumulative effect of changes in accounting principles	(498)	(27)	(525)
Balance at beginning of period, as adjusted	(2,698)	(169)	(2,867)
Before reclassifications	(3,523)	6	(3,517)
Reclassifications	1	—	1
Balance at end of period	$(6,220)	$(163)	$(6,383)

Year Ended December 31, 2017:
Balance at beginning of period	$(2,633)	$16	$(2,617)
Before reclassifications	585	(158)	427
Reclassifications	(152)	—	(152)
Balance at end of period	$(2,200)	$(142)	$(2,342)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2018 and 2017 and the affected line items in the consolidated condensed statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2018	2017	2018	2017
Realized gain (loss) on sale of debt securities	$(1)	$140	$(1)	$140	Net gain (loss) from sales of debt securities, available-for-sale
Less provision for income taxes	—	48	—	48	Provision for income taxes
Reclassification adjustment, net of taxes	$(1)	92	(1)	92

Note 13 – Retirement Plans

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month periods ended June 30, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Qualified noncontributory defined benefit retirement plan	$264	262	$525	$522
401(k) plan	107	94	217	196

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2018 and 2017 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$—	—	$—	$—
Interest cost	17	17	34	34
Amortization of unrecognized net loss	4	—	8	—
Net periodic pension cost	$21	17	$42	$34

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Retirement Plans (continued)

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at June 30, 2018 and December 31, 2017 for the nonqualified defined benefit retirement plan consists of (in thousands):

	June 30, 2018	December 31, 2017
Net actuarial (gain) loss	$162	$141
Past service cost	—	—
Total recognized, net of tax	$162	$141

Note 14 – Stock Based Compensation

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

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at June 30, 2018 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	4,356	$9.00	0.6	4,356	$9.00	0.6
$11.00 - $12.99	13,278	11.98	2.6	13,278	11.98	2.6
	17,634	11.25	2.1	17,634	11.25	2.1

The following table summarizes stock option activity for the periods indicated:

	Six Months Ended June 30,
	2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	20,265	$11.42	24,669	$12.17
Granted	—	—	—	—
Exercised	(2,631)	12.55	(3,398)	14.94
Expired	—	—	(1,006)	17.88
Outstanding, June 30,	17,634	11.25	20,265	11.42
Exercisable, June 30,	17,634	11.25	20,265	11.42

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Stock Based Compensation (continued)

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Intrinsic value of options exercised	$17	$25
Cash received from options exercised	33	51
Tax benefit realized from options exercised	2	5
The aggregate intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) for options outstanding and exercisable at June 30, 2018 that were "in the money" (market price greater than exercise price) was $149,000.  The aggregate intrinsic value for options outstanding and exercisable at June 30, 2017 that were in the money was $174,000.  The intrinsic value changes based upon fluctuations in the market value of LCNB's common stock.

Compensation cost related to option awards was recognized in full during the first quarter 2017. Total expense related to options included in salaries and employee benefits for the six months ended June 30, 2017 was $1,000 and the related tax benefit was $0.

Restricted stock awards granted under the 2015 Plan were as follows:

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	8,817	$16.44	8,624	$15.47
Granted	10,634	19.20	4,027	22.60
Vested	(669)	22.60	—	—
Forfeited	—	—	—	—
Outstanding, June 30,	18,782	$17.78	12,651	$17.74

Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three and six months ended June 30, 2018 was $15,000 and $71,000, respectively, and the related tax benefit was $3,000 and $15,000, respectively. Unrecognized compensation expense for restricted stock awards was $217,000 at June 30, 2018 and is expected to be recognized over a period of 4.0 years. Total expense related to restricted stock awards included in salaries and wages in the consolidated condensed statements of income for the three and six months ended June 30, 2017 was $7,000 and $63,000, respectively, and the related tax benefit was $3,000 and $22,000, respectively.

Note 15 – Earnings per Common Share

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
Earnings per share for the three and six months ended June 30, 2018 and 2017 were calculated as follows (dollars in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$2,738	$3,003	$5,451	$6,249
Less allocation of earnings and dividends to participating securities	3	2	7	4
Net income allocated to common shareholders	$2,735	$3,001	$5,444	$6,245

Weighted average common shares outstanding, gross	11,114,745	10,010,455	10,578,290	10,005,798
Less average participating securities	15,260	6,033	15,260	6,033
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	11,099,485	10,004,422	10,563,030	9,999,765
Add dilutive effect of:
Stock options	5,529	6,890	5,762	7,427
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	11,105,014	10,011,312	10,568,792	10,007,192

Earnings per common share:
Basic	$0.25	$0.30	$0.52	$0.62
Diluted	0.25	0.30	0.52	0.62

There were no anti-dilutive stock options outstanding at June 30, 2018 or 2017.

Note 16 - Fair Value Measurements

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

Note 16 - Fair Value Measurements (continued)

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

Equity Securities With a Readily Determinable Fair Value
Equity securities with a readily determinable fair value are reported at fair value with changes in fair value reported in other operating income in the consolidated statements of income. Fair values for trust preferred and equity securities are determined based on market quotations (level 1). LCNB has invested in two mutual funds that are traded in active markets and their fair values are based on market quotations (level 1). Investments in another two mutual funds are measured at fair value using net asset values ("NAV") and are considered level 1 because the NAVs are determined and published and are the basis for current transactions.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Trust preferred securities	$50	$50	$—	$—
Equity securities	593	593	—	—
Mutual funds	36	36	—	—
Mutual funds measured at net asset value	1,509	1,509	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,202	2,202	—	—
U.S. Agency notes	80,548	4,689	75,859	—
U.S. Agency mortgage-backed securities	60,198	—	60,198	—
Municipal securities:
Non-taxable	95,032	—	95,032	—
Taxable	19,741	—	19,741	—
Total recurring fair value measurements	$259,909	$9,079	$250,830	$—

Nonrecurring fair value measurements:
Impaired loans	$972	$—	$—	$972
Other real estate owned and repossessed assets	35	—	—	35
Total nonrecurring fair value measurements	$1,007	$—	$—	$1,007

December 31, 2017
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Trust preferred securities	$50	$50	$—	$—
Equity securities	568	568	—	—
Mutual funds	23	23	—	—
Mutual funds measured at net asset value	1,519	1,519	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,259	2,259	—	—
U.S. Agency notes	83,261	—	83,261	—
U.S. Agency mortgage-backed securities	67,153	—	67,153	—
Municipal securities:
Non-taxable	102,174	—	102,174	—
Taxable	20,366	—	20,366	—
Total recurring fair value measurements	$277,373	$4,419	$272,954	$—

Nonrecurring fair value measurements:
Impaired loans	$3,359	$—	$—	$3,359

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2018 and December 31, 2017 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
June 30, 2018
Impaired loans	$59	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	913	Discounted cash flows	Discount rate	8.25%	4.50%	6.93%
Other real estate owned	35	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2017
Impaired loans	$1,753	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	1,606	Discounted cash flows	Discount rate	8.25%	3.25%	6.27%
Other real estate owned	—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
FINANCIAL ASSETS:
Cash and cash equivalents	$24,901	$24,901	$24,901	$—	$—
Equity securities without a readily determinable fair value:
Equity security	99	99	—	—	99
Mutual fund	2,000	2,000	—	—	2,000
Investment securities, held-to-maturity	31,610	30,796	—	—	30,796
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	4,845	4,845	4,845	—	—
Loans, net	1,155,495	1,110,582	—	—	1,110,582
Accrued interest receivable	4,344	4,344	—	4,344	—

FINANCIAL LIABILITIES:
Deposits	1,380,884	1,381,561	1,077,990	303,571	—
Short-term borrowings	—	—	—	—	—
Long-term debt	27,085	27,415	—	27,415	—
Accrued interest payable	344	344	—	344	—

December 31, 2017
FINANCIAL ASSETS:
Cash and cash equivalents	$25,386	$25,386	$25,386	$—	$—
Equity securities without a readily determinable fair value:
Equity security	99	99	—	—	99
Mutual fund	1,000	1,000	—	—	1,000
Investment securities, held-to-maturity	32,571	32,350	—	—	32,350
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	845,657	813,368	—	—	813,368
Accrued interest receivable	3,511	3,511	—	3,511	—

FINANCIAL LIABILITIES:
Deposits	1,085,821	1,087,086	894,046	193,040	—
Short-term borrowings	47,000	47,000	47,000	—	—
Long-term debt	303	307	—	307	—
Accrued interest payable	329	329	—	329	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 - Fair Value Measurements (continued)

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at June 30, 2018 and December 31, 2017.

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

Loans
The estimated fair value of loans as of June 30, 2018 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2017 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for June 30, 2018 and December 31, 2017 are not directly comparable.

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
(Unaudited)
(Continued)

Note 17 – Recent Accounting Pronouncements

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

Forward Looking Statements

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions. Please refer to LCNB’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as its other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

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

2.
LCNB’s ability to integrate recent and future acquisitions, including the merger with Columbus First Bancorp, Inc., may be unsuccessful or may be more difficult, time-consuming, or costly than expected;

3.	LCNB may incur increased charge-offs in the future;

4.	LCNB may face competitive loss of customers;

5.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

6.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

7.	changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

8.	LCNB may experience difficulties growing loan and deposit balances;

9.	the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations;

10.
deterioration in the financial condition of the U.S. banking system may impact the valuations of investments LCNB has made in the securities of other financial institutions resulting in either actual losses or other-than-temporary impairments on such investments;

11.
difficulties with technology or data security breaches, including cyberattacks, that could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others; and

12.
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

Accounting for Intangibles.  LCNB’s intangible assets at June 30, 2018 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net income for the three and six months ended June 30, 2018 was $2,738,000 (total basic and diluted earnings per share of $0.25) and $5,451,000 (total basic and diluted earnings per share of $0.52), respectively. This compares to net income of $3,003,000 (total basic and diluted earnings per share of $0.30) and $6,249,000 (total basic and diluted earnings per share of $0.62) for the same three and six month periods in 2017. Items significantly affecting net income during the 2018 periods were:

•	expenses relating to the merger with Columbus First Bancorp, Inc. ("CFB") totaled $855,000 and $1,613,000 for the three and six month periods, respectively,

•	results of operations from CFB are included in the consolidated condensed statements of income from the date of the merger, which was May 31, 2018.

•	a $645,000 premises impairment charge recognized during the second quarter, and

•	a reduction in LCNB's federal tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017.

Net interest income for the three and six months ended June 30, 2018 was, respectively, $1,295,000 and $1,496,000 greater than the comparable periods in 2017, primarily due to growth in LCNB's loan portfolio, partially offset by a decrease in average investment securities and a market-driven increase in average rates paid on deposits. Loans obtained through the merger with CFB were a significant component of LCNB's loan portfolio growth.

The provision for loan losses for the three and six months ended June 30, 2018 was, respectively, $2,000 and $66,000 greater than the comparable periods in 2017. Non-accrual loans and loans past due 90 days or more and still accruing interest increased $1,173,000, from $2,965,000 or 0.35% of total loans at December 31, 2017, to $4,138,000 or 0.36% of total loans at June 30, 2018. Most of the increase was due to one borrower.

Non-interest income for the three and six months ended June 30, 2018 was, respectively, $1,000 and $207,000 greater than the comparable periods in 2017 primarily due to increases in fiduciary income and service charges and fees on deposit accounts, partially offset by a decrease in net gains (losses) from sales of securities.

Non-interest expense for the three and six months ended June 30, 2018 was, respectively, $2,100,000 and $3,681,000 greater than the comparable periods in 2017 primarily due to increases in salaries and employee benefits, merger-related expenses, and an impairment charge recognized on one of LCNB's office buildings. Merger-related expenses increased due to costs connected to the acquisition of CFB.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended June 30, 2018 vs. 2017
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2018 and 2017, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$961,726	$10,703	4.46%	$811,186	$8,823	4.36%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing demand deposits	8,084	52	2.58%	17,648	42	0.95%
Interest-bearing time deposits	3,462	2	0.23%	—	—	—%
Federal Reserve Bank stock	2,732	82	12.04%	2,732	82	12.04%
Federal Home Loan Bank stock	4,036	61	6.06%	3,638	43	4.74%
Investment securities:
Equity securities	3,291	24	2.93%	3,258	21	2.59%
Debt securities, taxable	168,245	934	2.23%	218,223	1,128	2.07%
Debt securities, non-taxable (2)	124,600	861	2.77%	145,444	1,223	3.37%
Total earnings assets	1,276,176	12,719	4.00%	1,202,129	11,362	3.79%
Non-earning assets	137,765			122,647
Allowance for loan losses	(4,245)			(3,334)
Total assets	$1,409,696			$1,321,442

Savings deposits	$676,504	242	0.14%	$666,318	153	0.09%
IRA and time certificates	226,451	854	1.51%	210,327	693	1.32%
Short-term borrowings	3,491	7	0.80%	15,030	12	0.32%
Long-term debt	13,252	67	2.03%	441	3	2.73%
Total interest-bearing liabilities	919,698	1,170	0.51%	892,116	861	0.39%
Demand deposits	309,149			271,561
Other liabilities	10,772			9,939
Capital	170,077			147,826
Total liabilities and capital	$1,409,696			$1,321,442
Net interest rate spread (3)			3.49%			3.40%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$11,549	3.63%		$10,501	3.50%
Ratio of interest-earning assets to interest-bearing liabilities	138.76%			134.75%
(1)Includes non-accrual loans.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21% for 2018 and 35% for 2017.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2018 as compared to the same period in 2017.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2018 vs. 2017 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,671	$209	$1,880
Federal funds sold	—	—	—
Interest-bearing demand deposits	(32)	42	10
Interest-bearing time deposits	2	—	2
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	5	13	18
Investment securities:
Equity securities	—	3	3
Debt securities, taxable	(273)	79	(194)
Debt securities, non-taxable	(161)	(201)	(362)
Total interest income	1,212	145	1,357
Interest-bearing Liabilities:
Savings deposits	2	87	89
IRA and time certificates	56	105	161
Short-term borrowings	(14)	9	(5)
Long-term debt	65	(1)	64
Total interest expense	109	200	309
Net interest income	$1,103	$(55)	$1,048

Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2018 totaled $11,549,000, an increase of $1,048,000 from the comparable period in 2017.  Total interest income increased $1,357,000, partially offset by an increase in interest expense of $309,000.

The increase in total interest income was due primarily to a $1,880,000 increase in loan interest income caused by a $150.5 million increase in average loans and by a 10 basis point (a basis point equals 0.01%) increase in the average rate earned on loans. Partially offsetting the increase in loan interest income were a $194,000 decrease in interest income from taxable debt securities and a $362,000 decrease in interest income from non-taxable debt securities. The decrease in interest income from taxable investment securities was caused by a $50.0 million decrease in average taxable debt securities, partially offset by a 16 basis point increase in the average rate earned on these securities. The decrease in interest income from non-taxable investment securities was due to a 60 basis point decrease in the average rate earned and to a $20.8 million decrease in average non-taxable debt securities. One of the reasons for the 60 basis point decrease in the average rate earned on non-taxable debt securities was the decrease in the Federal corporate tax rate to 21%, which decreased the effective yield earned on these securities.

The increase in total interest expense was due to a 12 basis point increase in the average rate paid on total interest-bearing liabilities and to a $27.6 million increase in average total interest-bearing liabilities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2018 vs. 2017
The following table presents, for the six months ended June 30, 2018 and 2017, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$907,739	$20,116	4.47%	$812,385	$17,738	4.40%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing demand deposits	5,987	71	2.39%	12,993	58	0.90%
Interest-bearing time deposits	1,740	2	0.23%	—	—	—%
Federal Reserve Bank stock	2,732	82	6.05%	2,732	82	6.05%
Federal Home Loan Bank stock	3,838	114	5.99%	3,638	84	4.66%
Investment securities:
Equity securities	3,273	46	2.83%	3,240	42	2.61%
Debt securities, taxable	170,901	1,865	2.20%	215,257	2,200	2.06%
Debt securities, non-taxable (2)	127,523	1,752	2.77%	145,049	2,452	3.41%
Total earnings assets	1,223,733	24,048	3.96%	1,195,294	22,656	3.82%
Non-earning assets	131,447			123,203
Allowance for loan losses	(3,825)			(3,445)
Total assets	$1,351,355			$1,315,052

Savings deposits	$661,680	441	0.13%	$656,192	299	0.09%
IRA and time certificates	207,989	1,526	1.48%	211,927	1,390	1.32%
Short-term borrowings	8,759	76	1.75%	21,728	42	0.39%
Long-term debt	7,784	81	2.10%	489	7	2.89%
Total interest-bearing liabilities	886,212	2,124	0.48%	890,336	1,738	0.39%
Demand deposits	294,141			268,776
Other liabilities	10,879			9,682
Capital	160,123			146,258
Total liabilities and capital	$1,351,355			$1,315,052
Net interest rate spread (3)			3.48%			3.43%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$21,924	3.61%		$20,918	3.53%
Ratio of interest-earning assets to interest-bearing liabilities	138.09%			134.25%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2018 as compared to the same period in 2017.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended June 30, 2018 vs. 2017 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$2,110	$268	$2,378
Federal funds sold	—	—	—
Interest-bearing demand deposits	(44)	57	13
Interest-bearing time deposits	2	—	2
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	5	25	30
Investment securities:
Equity securities	—	4	4
Debt securities, taxable	(476)	141	(335)
Debt securities, non-taxable	(275)	(425)	(700)
Total interest income	1,322	70	1,392
Interest-bearing Liabilities:
Savings deposits	3	139	142
IRA and time certificates	(26)	162	136
Short-term borrowings	(38)	72	34
Long-term debt	76	(2)	74
Total interest expense	15	371	386
Net interest income	$1,307	$(301)	$1,006

Net interest income on a fully taxable-equivalent basis for the six months ended June 30, 2018 totaled $21,924,000, an increase of $1,006,000 from the comparable period in 2017.  Total interest income increased $1,392,000 and total interest expense increased $386,000.

The increase in total interest income was due primarily to a $2,378,000 increase in loan interest income caused by a $95.4 million increase in average loans and by a 7 basis point increase in the average rate earned on loans. Largely offsetting the increase in loan interest income were a $335,000 decrease in interest income from taxable debt securities and a $700,000 decrease in interest income from non-taxable debt securities. The decrease in interest income from taxable investment securities was caused by a $44.4 million decrease in average taxable debt securities, partially offset by a 14 basis point increase in the average rate earned on these securities. The decrease in interest income from non-taxable investment securities was due to a 64 basis point decrease in the average rate earned and to a $17.5 million decrease in average non-taxable debt securities. One of the reasons for the 64 basis point decrease in the average rate earned on non-taxable debt securities was the decrease in the Federal corporate tax rate to 21%, which decreased the effective yield earned on these securities.

The increase in total interest expense was due primarily to a $142,000 increase in interest paid on savings deposits and to a $136,000 increase in interest paid on IRA and time certificates. Savings deposit interest increased primarily due to a 4 basis point increase in the average rate paid and secondarily to a $5.5 million increase in average savings deposits. IRA and time certificates increased due to a 16 basis point increase in the average rate paid, slightly offset by a $3.9 million decrease in average IRA and time certificates. Interest on long-term debt increased $74,000 due to a $7.3 million increase in average long-term debt, slightly offset by a 79 basis point decrease in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three and six months ended June 30, 2018 was $224,000 and $303,000, respectively, as compared to $222,000 and $237,000 for the same three and six month periods in 2017. Net charge-offs for the three and six months ended June 30, 2018 were $150,000 and $103,000, respectively, as compared to net charge-offs of $168,000 and $430,000 for the comparable periods in 2017.

Non-Interest Income

A comparison of non-interest income for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Difference	2018	2017	Difference
Fiduciary income	$942	$881	$61	$1,906	$1,733	$173
Service charges and fees on deposit accounts	1,426	1,312	114	2,731	2,534	197
Net gain (loss) on sales of debt securities, available-for-sale	(1)	140	(141)	(1)	140	(141)
Bank owned life insurance income	182	297	(115)	368	486	(118)
Gains from sales of loans	97	63	34	119	102	17
Other operating income	145	97	48	304	225	79
Total non-interest income	$2,791	$2,790	$1	$5,427	$5,220	$207

Reasons for material increases and decreases include:

•	Fiduciary income increased due to an increase in trust and brokerage assets managed.

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

•	Net gain (loss) on sales of securities decreased due to a lower volume of sales.

•	Bank owned life insurance income decreased due to the absence of mortality benefits received during the second quarter 2017.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Difference	2018	2017	Difference
Salaries and employee benefits	$5,128	$4,703	$425	$10,105	$9,229	$876
Equipment expenses	268	264	4	521	475	46
Occupancy expense, net	658	636	22	1,385	1,204	181
State franchise tax	296	286	10	599	570	29
Marketing	284	216	68	416	359	57
Amortization of intangibles	188	188	—	373	373	—
FDIC insurance premiums	99	108	(9)	198	212	(14)
Contracted services	391	375	16	706	623	83
Other real estate owned	1	—	1	3	5	(2)
Merger-related expenses	855	—	855	1,613	—	1,613
Other non-interest expense	2,543	1,835	708	4,341	3,529	812
Total non-interest expense	$10,711	$8,611	$2,100	$20,260	$16,579	$3,681

Reasons for material increases and decreases include:

•
Salaries and employee benefits increased 9.0% and 9.5% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. These increases were primarily due to salary and wage increases, newly hired employees, and CFB employees retained. Full-time equivalent employees at June 30, 2018 totaled 344, compared with 290 full-time equivalent employees at June 30, 2017.

•
Occupancy expense for the six-month period increased primarily due to increased depreciation expense on bank premises and increased maintenance and repair costs. The depreciation increase was largely due to the Operations Center, which went into service during March 2017. Maintenance and repair costs increased largely due to snow and ice removal costs during the 2017-2018 winter.

•	Merger-related expenses during the 2018 periods are due to the acquisition of CFB.

•	Other non-interest expense increased primarily due to a $645,000 impairment charge recognized by LCNB on one of its office buildings during the second quarter 2018.

Income Taxes

LCNB's effective tax rates for the three and six months ended June 30, 2018 were 15.1% and 15.1%, respectively, compared to 25.5% and 26.2% for the three and six months ended June 30, 2017, respectively.  The difference between the statutory rate of 21% for 2018 and 35.0% for 2017 and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

Financial Condition

Assets

Total assets at June 30, 2018 were $335.8 million greater than at December 31, 2017 primarily due to the merger with CFB. The carrying values of loans, deposits, and long-term debt were significantly influenced by this merger. See Note 2 - Acquisition to the consolidated condensed financial statements for a description of the merger and a summary of the estimated fair values of CFB's assets and liabilities added to LCNB's balance sheet.

Interest-bearing time deposits of $9.9 million at June 30, 2018 were obtained through the merger with CFB. This line item represents certificates of deposit with individual balances of less than $250,000 invested in various financial institutions.

Equity securities without a readily determinable fair value increased $1.0 million, from $1.1 million at December 31, 2017 to $2.1 million at June 30, 2018. The increase represents an additional investment in a mutual fund.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Available-for-sale debt securities at June 30, 2018 were $17.5 million less than at December 31, 2017 primarily due to maturities and calls totaling $8.9 million, sales totaling $3.3 million, and net decreases in fair values totaling $4.5 million.

Federal Home Loan Bank stock at June 30, 2018 was $1.2 million greater than at December 31, 2017. The additional stock was obtained through the merger with CFB.

Net loans at June 30, 2018 were $309.8 million greater than at December 31, 2017. The merger with CFB added approximately $282.7 million to LCNB's loan portfolio as of the merger date. The balance of the increase is due to organic growth.

Liabilities and Shareholders' Equity

Total deposits at June 30, 2018 were $295.1 million greater than at December 31, 2017. The merger with CFB added approximately $245.0 million of deposits to LCNB's balance sheet as of the merger date. Another $16.2 million of the increase was due to public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, public fund deposits tend to be at their lowest balances at year-ends.

Long-term debt at June 30, 2018 was $26.8 million greater than at December 31, 2017. LCNB borrowed $6.0 million during the first quarter 2018 and assumed $22.9 million of long-term debt from CFB. These additions were slightly offset by a $2.0 million payoff of matured debt.

The increase in total deposits and long-term debt, along with the decrease in available-for-sale debt securities mentioned above, contributed to a $47.0 million decrease in short-term borrowings between December 31, 2017 and June 30, 2018 and to the organic growth in the loan portfolio.

Total shareholders' equity at June 30, 2018 was $62.1 million greater than at December 31, 2017. Common stock issued to CFB shareholders had a merger-date fair value of $63.6 million. This addition was slightly offset by a $4.0 million decrease in accumulated other comprehensive income (loss), net of taxes, resulting from market driven net decreases in the fair values of available-for-sale debt securities.

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

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Regulatory Capital:
Shareholders' equity	$212,366	$150,271
Goodwill and other intangibles	(64,188)	(32,906)
Accumulated other comprehensive loss	6,383	2,828
Tier 1 risk-based capital	154,561	120,193
Eligible allowance for loan losses	3,603	3,403
Total risk-based capital	$158,164	$123,596
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.70%	13.29%
Tier 1 Capital to risk-weighted assets	12.70%	13.29%
Total Capital to risk-weighted assets	13.00%	13.66%
Leverage	11.42%	9.51%

Liquidity

LCNB Corp. depends on dividends from the Bank for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders.  National banking law limits the amount of dividends the Bank may pay to the sum of retained net income for the current year plus retained net income for the previous two years.  Prior approval from the Office of the Comptroller of the Currency, the Bank's primary regulator, is necessary for the Bank to pay dividends in excess of this amount.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.  Management believes the Bank will be able to pay anticipated dividends to LCNB without needing to request approval.  The Bank is not aware of any reasons why it would not receive such approval, if required.

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, as well as meeting LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, short-term line of credit arrangements totaling $40.0 million with two correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios.

Total remaining borrowing capacity with the Federal Home Loan Bank at June 30, 2018 was approximately $117.6 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its borrowing capacity by purchasing additional FHLB stock. In addition, additional borrowings of approximately $40.0 million were available through the line of credit arrangements at quarter-end.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2018 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$60,708	4,755	8.50%
Up 200	59,091	3,138	5.61%
Up 100	57,496	1,543	2.76%
Base	55,953	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2018 EVE analysis indicates that an increase in interest rates will have a positive effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$221,352	2,768	1.27%
Up 200	222,057	3,473	1.59%
Up 100	220,850	2,266	1.04%
Base	218,584	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2018, LCNB's disclosure controls and procedures were effective.

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

3.1
Amended and Restated Articles of Incorporation of LCNB Corp., as amended. (This document represents the Amended and Restated Articles of Incorporation of LCNB Corp. in compiled form incorporation all amendments. The compiled document has not been filed with the Ohio Secretary of State.)

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 9, 2018	/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer and President

August 9, 2018	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer