Form 10-Q
period 2018-09-30
LCNB CORP
filed 2018-11-09
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of November 8, 2018 was 13,305,375 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS:
Cash and due from banks	$16,136	$21,159
Interest-bearing demand deposits	3,676	4,227
Total cash and cash equivalents	19,812	25,386
Interest-bearing time deposits	6,873	—
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,200	2,160
Equity securities without a readily determinable fair value, at cost	2,099	1,099
Debt securities, available-for-sale, at fair value	247,437	275,213
Debt securities, held-to-maturity, at cost	31,679	32,571
Federal Reserve Bank stock, at cost	4,653	2,732
Federal Home Loan Bank stock, at cost	4,845	3,638
Loans, net	1,158,309	845,657
Premises and equipment, net	33,028	34,927
Premises held for sale, net	505	—
Goodwill	59,287	30,183
Core deposit and other intangibles	5,306	3,799
Bank owned life insurance	28,539	27,985
Other assets	15,727	10,288
TOTAL ASSETS	$1,620,299	$1,295,638

LIABILITIES:
Deposits:
Noninterest-bearing	$333,440	$283,212
Interest-bearing	1,037,583	802,609
Total deposits	1,371,023	1,085,821
Short-term borrowings	—	47,000
Long-term debt	23,079	303
Accrued interest and other liabilities	12,682	12,243
TOTAL LIABILITIES	1,406,784	1,145,367

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,058,603 and 10,776,686 shares at September 30, 2018 and December 31, 2017, respectively	140,996	76,977
Retained earnings	91,617	87,301
Treasury shares at cost, 753,627 shares at September 30, 2018 and December 31, 2017	(11,665)	(11,665)
Accumulated other comprehensive loss, net of taxes	(7,433)	(2,342)
TOTAL SHAREHOLDERS' EQUITY	213,515	150,271
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,620,299	$1,295,638

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2017 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans	$13,363	$9,095	$33,479	$26,833
Dividends on equity securities:
With a readily determinable fair value	17	13	48	44
Without a readily determinable fair value	7	6	22	17
Interest on debt securities:
Taxable	901	1,089	2,766	3,289
Non-taxable	661	783	2,045	2,377
Other investments	121	69	390	293
TOTAL INTEREST INCOME	15,070	11,055	38,750	32,853

INTEREST EXPENSE:
Interest on deposits	1,810	850	3,777	2,539
Interest on short-term borrowings	12	55	88	97
Interest on long-term debt	145	3	226	10
TOTAL INTEREST EXPENSE	1,967	908	4,091	2,646
NET INTEREST INCOME	13,103	10,147	34,659	30,207
PROVISION FOR LOAN LOSSES	659	(12)	962	225
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,444	10,159	33,697	29,982

NON-INTEREST INCOME:
Fiduciary income	1,081	871	2,987	2,604
Service charges and fees on deposit accounts	1,439	1,352	4,170	3,886
Net gain (loss) from sales of debt securities, available-for-sale	(7)	78	(8)	218
Bank owned life insurance income	185	190	553	676
Gains from sales of loans	63	34	182	136
Other operating income	160	134	464	359
TOTAL NON-INTEREST INCOME	2,921	2,659	8,348	7,879

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,686	4,678	15,791	13,907
Equipment expenses	276	361	797	836
Occupancy expense, net	734	685	2,119	1,889
State franchise tax	299	281	898	851
Marketing	382	282	798	641
Amortization of intangibles	286	189	659	562
FDIC insurance premiums	91	108	289	320
Contracted services	387	307	1,093	930
Other real estate owned	1	3	4	8
Merger-related expenses	346	—	1,959	—
Other non-interest expense	1,829	1,778	6,170	5,307
TOTAL NON-INTEREST EXPENSE	10,317	8,672	30,577	25,251
INCOME BEFORE INCOME TAXES	5,048	4,146	11,468	12,610
PROVISION FOR INCOME TAXES	847	1,040	1,816	3,255
NET INCOME	$4,201	$3,106	$9,652	$9,355

Dividends declared per common share	$0.16	$0.16	$0.48	$0.48

Earnings per common share:
Basic	$0.32	$0.31	$0.84	$0.93
Diluted	0.32	0.31	0.84	0.93
Weighted average common shares outstanding:
Basic	13,285,203	10,008,807	11,480,390	10,002,812
Diluted	13,290,665	10,015,204	11,486,051	10,009,942

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$4,201	$3,106	$9,652	$9,355
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $(281) and $127 for the three months ended September 30, 2018 and 2017, respectively, and $(1,218) and $1,021 for the nine months ended September 30, 2018 and 2017, respectively)	(1,058)	240	(4,581)	1,974
Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $(2) and $27 for the three months ended September 30, 2018 and 2017, respectively, and $(2) and $75 for the nine months ended September 30, 2018 and 2017, respectively)	5	(51)	6	(143)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $1 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $3 and $0 for the nine months ended September 30, 2018 and 2017, respectively)	3	—	9	—
Other comprehensive income (loss), net of tax	(1,050)	189	(4,566)	1,831
TOTAL COMPREHENSIVE INCOME	$3,151	$3,295	$5,086	$11,186

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
For the Three Months Ended September 30, 2018
Balance at June 30, 2018	13,299,235	$140,870	$89,544	$(11,665)	$(6,383)	$212,366
Net income			$4,201			4,201
Other comprehensive loss, net of taxes					(1,050)	(1,050)
Dividend Reinvestment and Stock Purchase Plan	5,741	108				108
Compensation expense relating to restricted stock	—	18				18
Common stock dividends, $0.16 per share			(2,128)			(2,128)
Balance at September 30, 2018	13,304,976	$140,996	$91,617	$(11,665)	$(7,433)	$213,515

For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	10,023,059	$76,977	$87,301	$(11,665)	$(2,342)	$150,271
Cumulative effect of changes in accounting principles (1)			525		(525)	—
Balance at December 31, 2017, as adjusted	10,023,059	76,977	87,826	(11,665)	(2,867)	150,271
Net income			9,652			9,652
Other comprehensive loss, net of taxes					(4,566)	(4,566)
Dividend Reinvestment and Stock Purchase Plan	15,592	299				299
Stock issued for acquisition of Columbus First Bancorp, Inc.	3,253,060	63,598				63,598
Exercise of stock options	2,631	33				33
Compensation expense relating to restricted stock	10,634	89				89
Common stock dividends, $0.48 per share			(5,861)			(5,861)
Balance at September 30, 2018	13,304,976	$140,996	$91,617	$(11,665)	$(7,433)	$213,515

For the Three Months Ended September 30, 2017
Balance at June 30, 2017	10,014,004	$76,785	$83,782	$(11,665)	$(975)	$147,927
Net income			3,106			3,106
Other comprehensive income, net of taxes					189	189
Dividend Reinvestment and Stock Purchase Plan	4,503	86				86
Compensation expense relating to restricted stock	—	6				6
Common stock dividends, $0.16 per share			(1,601)			(1,601)
Balance at September 30, 2017	10,018,507	$76,877	$85,287	$(11,665)	$(786)	$149,713

For the Nine Months Ended September 30, 2017
Balance at December 31, 2016	9,998,025	$76,490	$80,736	$(11,665)	$(2,617)	$142,944
Net income			9,355			9,355
Other comprehensive income, net of taxes					1,831	1,831
Dividend Reinvestment and Stock Purchase Plan	13,057	266				266
Exercise of stock options	3,398	51				51
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock	4,027	69				69
Common stock dividends, $0.48 per share			(4,804)			(4,804)
Balance at September 30, 2017	10,018,507	$76,877	$85,287	$(11,665)	$(786)	$149,713

(1) Represents the impact of adopting Accounting Standards Update No. 2018-02 and No. 2016-01. See Note 1 of the consolidated condensed financial statements for more information.
The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,652	$9,355
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	3,226	2,732
Provision for loan losses	962	225
Deferred income tax provision (benefit)	(111)	—
Increase in cash surrender value of bank owned life insurance	(553)	(569)
Bank owned life insurance mortality benefits in excess of cash surrender value	—	(107)
Realized gain from equity securities	(12)	—
Realized (gain) loss from sales of debt securities available-for-sale	8	(218)
Realized loss from sales of premises and equipment	41	121
Impairment charge recognized on premises and equipment	645	—
Realized loss from sales and impairment of other real estate owned and repossessed assets	—	3
Origination of mortgage loans for sale	(6,478)	(6,012)
Realized gains from sales of loans	(182)	(136)
Proceeds from sales of mortgage loans	6,576	6,076
Compensation expense related to stock options	—	1
Compensation expense related to restricted stock	89	69
Changes in:
Accrued income receivable	(1,231)	(1,210)
Other assets	(1,436)	514
Other liabilities	186	1,708
TOTAL ADJUSTMENTS	1,730	3,197
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	11,382	12,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	73	—
Proceeds from sales of debt securities available-for-sale	8,545	26,407
Proceeds from maturities and calls of debt securities, available-for-sale	12,237	12,486
Proceeds from maturities and calls of debt securities, held-to-maturity	3,377	9,518
Purchases of equity securities	(1,100)	—
Purchases of debt securities, available-for-sale	—	(27,002)
Purchases of debt securities, held-to-maturity	(2,485)	(5,375)
Proceeds from maturities of interest-bearing time deposits	3,477	—
Purchase of Federal Reserve Bank stock	(1,921)	—
Net increase (decrease) in loans	(29,653)	(15,402)
Proceeds from bank owned life insurance mortality benefits	—	189
Proceeds from sale of other real estate owned and repossessed assets	—	971
Purchases of premises and equipment	(497)	(6,082)
Proceeds from sale of premises and equipment	19	220
Net cash received from acquisition of Columbus First Bancorp, Inc.	12,896	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,968	(4,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	40,772	10,618
Net decrease in short-term borrowings	(57,000)	(12,040)
Proceeds from long-term debt	6,000	—
Principal payments on long-term debt	(6,167)	(235)
Proceeds from issuance of common stock	43	27
Proceeds from exercise of stock options	33	51
Cash dividends paid on common stock	(5,605)	(4,565)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(21,924)	(6,144)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,574)	2,338
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,386	18,865
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,812	$21,203
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,043	$2,651
Income taxes paid	700	1,610
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	—	974

LCNB purchased all of the common stock of Columbus First Bancorp, Inc on May 31, 2018, In conjunction with the acquisition, liabilities were assumed as follows (in thousands):
Fair value of assets acquired	342,264
Less common stock issued	63,598
Less cash paid for the common stock	783
Liabilities assumed	277,883

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

Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2017 Annual Report on Form 10-K filed with the SEC.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)

The merger with CFB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date. The estimated fair values reported in LCNB's Form 10-Q for the quarterly period ended June 30, 2018 were preliminary, as the pricing study had not been finalized at that time. The following table summarizes the preliminary balances at June 30, 2018, revisions to the preliminary balances, and the balances at September 30, 2018 (in thousands):

	June 30, 2018	Fair Value Adjustments	September 30, 2018
Consideration Paid:
Common shares issued (3,253,060 shares issued at $19.55 per share)	$63,598	$—	$63,598
Cash paid to cancel share based payment awards	783	—	783
	64,381	—	64,381

Identifiable Assets Acquired:
Cash and cash equivalents	13,679	—	13,679
Interest-bearing time deposits	10,350	—	10,350
Federal Home Loan Bank stock	1,207	—	1,207
Loans, net	282,748	(615)	282,133
Loans held for sale, net	1,819	—	1,819
Premises and equipment	102	—	102
Core deposit intangible	2,089	88	2,177
Other real estate owned	35	—	35
Deferred income taxes	—	352	352
Other assets	2,022	(716)	1,306
Total identifiable assets acquired	314,051	(891)	313,160

Liabilities Assumed:
Deposits	245,036	(606)	244,430
Short-term borrowings	10,000	—	10,000
Long-term debt	22,920	23	22,943
Deferred income taxes	200	(200)	—
Other liabilities	491	19	510
Total liabilities assumed	278,647	(764)	277,883

Total Identifiable Net Assets Acquired	35,404	(127)	35,277

Goodwill resulting from merger	$28,977	$127	$29,104

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the acquisition to reflect any new information obtained about facts and circumstances existing at the acquisition date. Any changes in the estimated fair values will be recognized in the period the adjustment is identified.

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
The amount of CFB's revenue (net interest income plus non-interest income) and net income, excluding merger-related expenses, included in LCNB's consolidated condensed statement of income for the three and nine months ended September 30, 2018 were as follows (in thousands):

	Three Months	Nine Months
Total revenue	$2,992	3,898
Net income	1,608	2,077

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$16,024	15,808	47,978	46,978
Net income	4,478	3,852	12,514	11,762
Basic earnings per common share	0.29	0.29	0.88	0.89
Diluted earnings per common share	0.29	0.29	0.88	0.89

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,279	$—	$95	$2,184
U.S. Agency notes	80,738	—	3,566	77,172
U.S. Agency mortgage-backed securities	59,734	8	2,950	56,792
Municipal securities:
Non-taxable	93,979	45	2,340	91,684
Taxable	19,914	80	389	19,605
	$256,644	$133	$9,340	$247,437

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$27,979	$30	$827	$27,182
Taxable	3,700	—	225	3,475
	$31,679	$30	$1,052	$30,657

December 31, 2017
Equity Securities with a Readily Determinable Fair Value:
Mutual funds	$1,586	2	46	1,542
Trust preferred securities	49	1	—	50
Equity securities	$475	97	4	568
	2,110	$100	$50	$2,160

Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,283	$—	$24	$2,259
U.S. Agency notes	84,837	57	1,633	83,261
U.S. Agency mortgage-backed securities	68,347	33	1,227	67,153
Municipal securities:
Non-taxable	102,849	343	1,018	102,174
Taxable	20,313	175	122	20,366
	$278,629	$608	$4,024	$275,213

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$28,871	$101	$227	$28,745
Taxable	3,700	—	95	3,605
	$32,571	$101	$322	$32,350

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Available-for-Sale:
U.S. Treasury notes	$948	$37	$1,236	$58
U.S. Agency notes	9,680	203	67,492	3,363
U.S. Agency mortgage-backed securities	4,527	88	51,948	2,862
Municipal securities:
Non-taxable	52,974	741	30,890	1,599
Taxable	8,039	165	8,962	224
	$76,168	$1,234	$160,528	$8,106

Held-to-Maturity:
Municipal securities:
Non-taxable	$14,331	634	6,237	193
Taxable	399	1	3,076	224
	$14,730	$635	$9,313	$417

December 31, 2017
Available-for-Sale:
U.S. Treasury notes	$2,259	$24	$—	$—
U.S. Agency notes	33,651	344	44,560	1,289
U.S. Agency mortgage-backed securities	24,433	142	41,080	1,085
Municipal securities:
Non-taxable	36,348	315	24,197	703
Taxable	11,068	114	1,032	8
	$107,759	$939	$110,869	$3,085

Held-to-Maturity:
Municipal securities:
Non-taxable	$9,824	$133	$3,542	$94
Taxable	—	—	3,205	95
	$9,824	$133	$6,747	$189

Management has determined that the unrealized losses at September 30, 2018 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Contractual maturities of debt securities at September 30, 2018 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$15,203	$15,152	$3,240	$3,245
Due from one to five years	103,857	101,130	4,066	3,971
Due from five to ten years	75,648	72,306	8,649	8,373
Due after ten years	2,202	2,057	15,724	15,068
	196,910	190,645	31,679	30,657
U.S. Agency mortgage-backed securities	59,734	56,792	—	—
	$256,644	$247,437	$31,679	$30,657

Debt securities with a market value of $130,951,000 and $108,751,000 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities available for sale for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$5,202	$14,164	$8,545	$26,407
Gross realized gains	14	78	21	218
Gross realized losses	21	—	29	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

Beginning January 1, 2018, equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at September 30, 2018 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at September 30, 2018 are summarized as follows (in thousands):

	Amortized Cost	Fair Value
Mutual funds	$1,633	$1,547
Trust preferred securities	49	50
Equity securities	481	603
Total equity securities with a readily determinable fair value	$2,163	$2,200

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the nine months ended September 30, 2018 was as follows (in thousands):

Net gains recognized	$12
Less net realized gains on equity securities sold	25
Unrealized losses recognized and still held at period end	$(13)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Loans

Major classifications of loans at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Commercial and industrial	$78,002	$36,057
Commercial, secured by real estate	704,987	527,947
Residential real estate	347,920	251,582
Consumer	17,505	17,450
Agricultural	13,280	15,194
Other loans, including deposit overdrafts	498	539
Loans, gross	1,162,192	848,769
Deferred origination costs, net	133	291
Loans, net of deferred origination costs	1,162,325	849,060
Less allowance for loan losses	4,016	3,403
Loans, net	$1,158,309	$845,657

Non-accrual, past-due, and accruing restructured loans as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Non-accrual loans:
Commercial and industrial	$—	$—
Commercial, secured by real estate	1,785	2,183
Residential real estate	627	604
Consumer	14	—
Agricultural	177	178
Total non-accrual loans	2,603	2,965
Past-due 90 days or more and still accruing	1	—
Total non-accrual and past-due 90 days or more and still accruing	2,604	2,965
Accruing restructured loans	10,307	10,469
Total	$12,911	$13,434

The allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2018
Balance, beginning of period	$407	$2,383	$690	$70	$52	$1	$3,603
Provision charged to expenses	(3)	488	25	95	2	52	659
Losses charged off	—	(116)	—	(88)	—	(81)	(285)
Recoveries	—	3	—	4	—	32	39
Balance, end of period	$404	$2,758	$715	$81	$54	$4	$4,016

Nine Months Ended September 30, 2018
Balance, beginning of year	$378	$2,178	$717	$76	$53	$1	$3,403
Provision charged to expenses	26	546	211	102	1	76	962
Losses charged off	—	(145)	(227)	(109)	—	(142)	(623)
Recoveries	—	179	14	12	—	69	274
Balance, end of period	$404	$2,758	$715	$81	$54	$4	$4,016

Three Months Ended September 30, 2017
Balance, beginning of period	$273	$2,136	$822	$86	$61	$4	$3,382
Provision charged to expenses	8	(9)	(139)	(6)	113	21	(12)
Losses charged off	—	(118)	—	(30)	—	(37)	(185)
Recoveries	19	106	38	44	—	15	222
Balance, end of period	$300	$2,115	$721	$94	$174	$3	$3,407

Nine Months Ended September 30, 2017
Balance, beginning of year	$350	$2,179	$885	$96	$60	$5	3,575
Provision charged to expenses	(84)	287	(137)	(3)	114	48	225
Losses charged off	—	(462)	(135)	(84)	—	(98)	(779)
Recoveries	34	111	108	85	—	48	386
Balance, end of period	$300	$2,115	$721	$94	$174	$3	$3,407

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
September 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$10	$3	$26	$—	$—	$—	$39
Collectively evaluated for impairment	394	2,755	689	81	54	4	3,977
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$404	$2,758	$715	$81	$54	$4	$4,016

Loans:
Individually evaluated for impairment	$276	$10,529	$1,151	$50	$177	$—	$12,183
Collectively evaluated for impairment	76,643	686,654	343,912	17,566	13,120	119	1,138,014
Acquired credit impaired loans	1,136	7,352	3,261	—	—	379	12,128
Balance, end of period	$78,055	$704,535	$348,324	$17,616	$13,297	$498	$1,162,325

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$8	$146	$29	$8	$—	$—	$191
Collectively evaluated for impairment	370	2,032	688	68	53	1	3,212
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$378	$2,178	$717	$76	$53	$1	$3,403

Loans:
Individually evaluated for impairment	$303	$11,289	$1,351	$47	$177	$—	$13,167
Collectively evaluated for impairment	34,792	512,259	248,674	17,516	15,033	137	828,411
Acquired credit impaired loans	1,008	4,048	2,024	—	—	402	7,482
Balance, end of period	$36,103	$527,596	$252,049	$17,563	$15,210	$539	$849,060

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The risk characteristics of LCNB's material loan portfolio segments are as follows:

Commercial and Industrial Loans. LCNB’s commercial and industrial loan portfolio consists of loans for various purposes, including loans to fund working capital requirements (such as inventory and receivables financing) and purchases of machinery and equipment.  LCNB offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans, and lines of credit.  Most commercial and industrial loans have a fixed rate, with maturities ranging from one to ten years.  Commercial and industrial loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. Commercial and industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business.  Collateral, when obtained, may include liens on furniture, fixtures, equipment, inventory, receivables, or other assets.  As a result, such loans involve complexities, variables, and risks that require thorough underwriting and more robust servicing than other types of loans.

Commercial, Secured by Real Estate Loans.  Commercial real estate loans include loans secured by a variety of commercial, retail, and office buildings, religious facilities, hotels, multifamily (more than four-family) residential properties, construction and land development loans, and other land loans. Commercial real estate loan products generally amortize over five to twenty-five years and are payable in monthly principal and interest installments.  Some have balloon payments due within one to ten years after the origination date.  The majority have adjustable interest rates with adjustment periods ranging from one to ten years, some of which are subject to established “floor” interest rates.

Commercial real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon global debt service, collateral value, financial strength of any and all guarantors, and other factors. Commercial real estate loans are generally originated with a 75% to 85% maximum loan to appraised value ratio, depending upon borrower occupancy.

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one to four-family residential properties.  Home equity lines of credit and mortgage loans secured by owner-occupied agricultural property are included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year or less draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable rate mortgage loans.  Adjustable rate loans are available with adjustment periods ranging between one to ten years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  Home equity lines of credit have a variable rate based on the Wall Street Journal prime rate plus a margin.

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

A breakdown of the loan portfolio by credit quality indicators at September 30, 2018 and December 31, 2017 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2018
Commercial & industrial	$74,748	$1,417	$1,890	$—	$78,055
Commercial, secured by real estate	683,230	1,549	19,756	—	704,535
Residential real estate	345,478	—	2,846	—	348,324
Consumer	17,567	—	49	—	17,616
Agricultural	13,120	—	177	—	13,297
Other	498	—	—	—	498
Total	$1,134,641	$2,966	$24,718	$—	$1,162,325

December 31, 2017
Commercial & industrial	$35,683	$176	$244	$—	$36,103
Commercial, secured by real estate	506,833	2,180	18,583	—	527,596
Residential real estate	250,039	—	2,010	—	252,049
Consumer	17,522	—	41	—	17,563
Agricultural	14,233	—	977	—	15,210
Other	539	—	—	—	539
Total	$824,849	$2,356	$21,855	$—	$849,060

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at September 30, 2018 and December 31, 2017 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
September 30, 2018
Commercial & industrial	$1	$—	$—	$1	$78,054	$78,055	$—
Commercial, secured by real estate	569	139	309	1,017	703,518	704,535	—
Residential real estate	878	303	354	1,535	346,789	348,324	—
Consumer	9	10	15	34	17,582	17,616	1
Agricultural	—	—	177	177	13,120	13,297	—
Other	69	—	—	69	429	498	—
Total	$1,526	$452	$855	$2,833	$1,159,492	$1,162,325	$1

December 31, 2017
Commercial & industrial	$—	$—	$—	$—	$36,103	$36,103	$—
Commercial, secured by real estate	124	—	598	722	526,874	527,596	—
Residential real estate	362	135	496	993	251,056	252,049	—
Consumer	29	2	—	31	17,532	17,563	—
Agricultural	—	—	177	177	15,033	15,210	—
Other	82	—	—	82	457	539	—
Total	$597	$137	$1,271	$2,005	$847,055	$849,060	$—

Impaired loans, including acquired credit impaired loans, at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$1,141	$1,667	$—	$1,015	$1,100	$—
Commercial, secured by real estate	17,730	19,082	—	12,677	13,608	—
Residential real estate	3,854	4,621	—	2,822	3,516	—
Consumer	28	28	—	6	6	—
Agricultural	177	177	—	177	177	—
Other	379	515	—	402	554	—
Total	$23,309	$26,090	$—	$17,099	$18,961	$—

With an allowance recorded:
Commercial & industrial	$271	$277	$10	$296	$301	$8
Commercial, secured by real estate	151	151	3	2,660	2,660	146
Residential real estate	558	601	26	553	572	29
Consumer	22	22	—	41	41	8
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$1,002	$1,051	$39	$3,550	$3,574	$191

Total:
Commercial & industrial	$1,412	$1,944	$10	$1,311	$1,401	$8
Commercial, secured by real estate	17,881	19,233	3	15,337	16,268	146
Residential real estate	4,412	5,222	26	3,375	4,088	29
Consumer	50	50	—	47	47	8
Agricultural	177	177	—	177	177	—
Other	379	515	—	402	554	—
Total	$24,311	$27,141	$39	$20,649	$22,535	$191

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$1,261	$35	$945	$10
Commercial, secured by real estate	17,364	269	13,671	184
Residential real estate	3,935	77	3,268	45
Consumer	68	1	16	—
Agricultural	177	—	142	—
Other	374	10	438	12
Total	$23,179	$392	$18,480	$251

With an allowance recorded:
Commercial & industrial	$276	$4	$306	$4
Commercial, secured by real estate	152	3	2,970	11
Residential real estate	573	8	604	7
Consumer	23	—	43	1
Agricultural	—	—	178	—
Other	—	—	—	—
Total	$1,024	$15	$4,101	$23

Total:
Commercial & industrial	$1,537	$39	$1,251	$14
Commercial, secured by real estate	17,516	272	16,641	195
Residential real estate	4,508	85	3,872	52
Consumer	91	1	59	1
Agricultural	177	—	320	—
Other	374	10	438	12
Total	$24,203	$407	$22,581	$274

Nine Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$950	$56	$603	$46
Commercial, secured by real estate	16,143	657	14,099	685
Residential real estate	3,420	174	3,280	180
Consumer	37	2	24	2
Agricultural	177	—	57	—
Other	390	31	450	43
Total	$21,117	$920	$18,513	$956

With an allowance recorded:
Commercial & industrial	$283	$13	$314	$13
Commercial, secured by real estate	154	9	3,085	35
Residential real estate	577	23	634	23
Consumer	24	1	43	2
Agricultural	—	—	240	—
Other	—	—	—	—
Total	$1,038	$46	$4,316	$73

Total:
Commercial & industrial	$1,233	$69	$917	$59
Commercial, secured by real estate	16,297	666	17,184	720
Residential real estate	3,997	197	3,914	203
Consumer	61	3	67	4
Agricultural	177	—	297	—
Other	390	31	450	43
Total	$22,155	966	$22,829	$1,029

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Of the interest income recognized on impaired loans during the nine months ended September 30, 2018 and 2017, approximately $85,000 and $3,000, respectively, were recognized on a cash basis.

From time to time, the terms of certain loans are modified as troubled debt restructurings ("TDRs") where concessions are granted to borrowers experiencing financial difficulties. The modification of the terms of such loans may have included one, or a combination of, the following: a temporary or permanent reduction of the stated interest rate of the loan, an increase in the stated rate of interest lower than the current market rate for new debt with similar risk, forgiveness of principal, an extension of the maturity date, or a change in the payment terms.

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2018 and 2017 were as follows:

	2018			2017
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended September 30,
Commercial and industrial	0	$—	—	0	$—	—
Commercial, secured by real estate	0	—	—	0	—	—
Residential real estate	1	199	199	0	—	—
Consumer	0	—	—	0	—	—
Total	1	$199	199	0	$—	—

Nine Months Ended September 30,
Commercial and industrial	0	$—	—	0	$—	—
Commercial, secured by real estate	0	—	—	0	—	—
Residential real estate	1	199	199	1	18	9
Consumer	0	—	—	1	14	14
Total	1	$199	199	2	$32	23

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Post-modification balances of newly restructured troubled debt by type of modification for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
Three Months Ended September 30, 2018
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	199	—	—	—	—	199
Consumer	—	—	—	—	—	—
Total	$199	$—	$—	$—	$—	$199

Nine Months Ended September 30, 2018
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	199	—	—	—	—	199
Consumer	—	—	—	—	—	—
Total	$199	$—	$—	$—	$—	$199

Three Months Ended September 30, 2017
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2017
Commercial & industrial	$—	$—	$—	$—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	9	—	9
Consumer	14	—	—	—	—	14
Total	$14	$—	$—	$9	$—	$23

Two commercial, secured by real estate loans to the same borrower totaling $1,236,000 that were modified during the fourth quarter 2016 subsequently defaulted in February 2017. There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the nine months ended September 30, 2018 and that remained in default at period end.

Information concerning loans that were modified during the nine months ended September 30, 2018 and 2017 and that were determined to be troubled debt restructurings follows (in thousands):

	Modified During the Nine Months Ended September 30,
	2018	2017
Impaired loans without a valuation allowance at the end of the period	199	0
Impaired loans with a valuation allowance at the end of the period	0	23

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at September 30, 2018 and December 31, 2017 were approximately $115,647,000 and $92,818,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at September 30, 2018 was $392,000.

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

The following table provides certain information at the acquisition date on loans acquired from CFB, not including loans considered to be impaired (in thousands):

Contractually required principal at acquisition	281,639
Less fair value adjustment	1,801
Fair value of acquired loans	279,838

Contractual cash flows not expected to be collected	1,905

The following table provides details at the acquisition date on acquired impaired loans obtained through the merger with CFB that are accounted for in accordance with FASB ASC 310-30 (in thousands):

Contractually required principal at acquisition	4,989
Less contractual cash flows not expected to be collected (nonaccretable difference)	906
Expected cash flows at acquisition	4,083
Less interest component of expected cash flows (accretable discount)	151
Fair value of acquired impaired loans	3,932

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Acquired Credit Impaired Loans (continued)

The following table provides at September 30, 2018 and December 31, 2017 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	September 30, 2018	December 31, 2017
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$14	$20
Commercial, secured by real estate	825	848
Residential real estate	919	947
Other loans, including deposit overdrafts	—	—
Total	$1,758	$1,815

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$677	$988
Commercial, secured by real estate	1,588	1,699
Residential real estate	808	892
Other loans, including deposit overdrafts	379	402
Total	$3,452	$3,981

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	$—
Commercial, secured by real estate	1,412	1,501
Residential real estate	161	185
Other loans, including deposit overdrafts	—	—
Total	$1,573	$1,686

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$445
Commercial, secured by real estate	3,527
Residential real estate	1,373
Other loans, including deposit overdrafts	—
Total	$5,345

Total
Commercial & industrial	$1,136	$1,008
Commercial, secured by real estate	7,352	4,048
Residential real estate	3,261	2,024
Other loans, including deposit overdrafts	379	402
Total	$12,128	$7,482

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Outstanding balance	$14,732	$9,065
Carrying amount	12,128	7,482

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Acquired Credit Impaired Loans (continued)

Activity during the three and nine months ended September 30, 2018 and 2017 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accretable discount at beginning of period	$633	$851	$669	$1,080
Accretable discount acquired during period	151	—	151	—
Reclassification from nonaccretable discount to accretable discount	—	2	—	160
Less disposals	—	—	—	(170)
Less accretion	(11)	(40)	(47)	(257)
Accretable discount at end of period	$773	$813	$773	$813

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Affordable housing tax credit investment	$5,000	$3,000
Less amortization	400	231
Net affordable housing tax credit investment	$4,600	$2,769

Unfunded commitment	$3,522	$2,257

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 10.0 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017
Tax credits and other tax benefits recognized	$168	$119
Tax credit amortization expense included in provision for income taxes	169	126

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 - Premises Held for Sale, Net

During the fourth quarter 2018, LCNB sold a branch building. The sale price of the building was approximately $645,000 less than the carrying value, resulting in an impairment charge of the aforementioned amount. The new fair value of the premises held for sale at September 30, 2018 is $505,000.

Note 8 - Goodwill

The following table shows the changes in the carrying amount of goodwill for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017
Balance, January 1	$30,183	$30,183
Goodwill acquired	29,104	—
Balance, September 30	$59,287	$30,183

Note 9 – Borrowings

Borrowings at September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
FHLB short-term advances	$—	—%	$47,000	1.43%
FHLB long-term advances	23,079	1.86%	303	2.82%
	$23,079	1.86%	$47,303	1.44%

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $301 million and $217 million at September 30, 2018 and December 31, 2017, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Income Taxes

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among other changes, the Tax Act reduced the maximum U.S. Federal corporate tax rate from 35% to 21%.

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory tax rate	21.0%	35.0%	21.0%	35.0%
Increase (decrease) resulting from:
Tax exempt interest	(2.6)%	(6.4)%	(3.6)%	(6.4)%
Tax exempt income on bank owned life insurance	(0.8)%	(1.6)%	(1.0)%	(1.9)%
Captive insurance premium income	(0.8)%	—%	(0.9)%	—%
Other, net	—%	(1.9)%	0.3%	(0.9)%
Effective tax rate	16.8%	25.1%	15.8%	25.8%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Commitments to extend credit:
Commercial loans	$33,345	$18,964
Other loans
Fixed rate	3,132	2,747
Adjustable rate	1,355	1,150
Unused lines of credit:
Fixed rate	39,408	20,984
Adjustable rate	165,247	90,147
Unused overdraft protection amounts on demand and NOW accounts	16,297	16,441
Standby letters of credit	1,080	294
Total commitments	$259,864	$150,727

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

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, residential realty, income-producing commercial property, agricultural property, and property, plant, and equipment.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  These guarantees generally are fully secured and have varying maturities.

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2018 totaled approximately $190,000.

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

Note 12 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and the year ended December 31, 2017 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Nine Months Ended September 30, 2018:
Balance at beginning of period	$(2,200)	$(142)	$(2,342)
Cumulative effect of changes in accounting principles	(498)	(27)	(525)
Balance at beginning of period, as adjusted	(2,698)	(169)	(2,867)
Before reclassifications	(4,581)	9	(4,572)
Reclassifications	6	—	6
Balance at end of period	$(7,273)	$(160)	$(7,433)

Year Ended December 31, 2017:
Balance at beginning of period	$(2,633)	$16	$(2,617)
Before reclassifications	585	(158)	427
Reclassifications	(152)	—	(152)
Balance at end of period	$(2,200)	$(142)	$(2,342)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2018 and 2017 and the affected line items in the consolidated condensed statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2018	2017	2018	2017
Realized gain (loss) on sale of debt securities	$(7)	$78	$(8)	$218	Net gain (loss) from sales of debt securities, available-for-sale
Less provision for income taxes	(2)	27	(2)	75	Provision for income taxes
Reclassification adjustment, net of taxes	$(5)	51	(6)	143

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month periods ended September 30, 2018 and 2017 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Qualified noncontributory defined benefit retirement plan	$279	267	$804	$789
401(k) plan	119	102	336	298

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2018 and 2017 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$—	—	$—	$—
Interest cost	17	17	51	51
Amortization of unrecognized net loss	4	—	12	—
Net periodic pension cost	$21	17	$63	$51

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Retirement Plans (continued)

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at September 30, 2018 and December 31, 2017 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30, 2018	December 31, 2017
Net actuarial (gain) loss	$160	$142
Past service cost	—	—
Total recognized, net of tax	$160	$142

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

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at September 30, 2018 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$9.00 - $10.99	4,356	$9.00	0.3	4,356	$9.00	0.3
$11.00 - $12.99	13,278	11.98	2.4	13,278	11.98	2.4
	17,634	11.25	1.9	17,634	11.25	1.9

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Stock Based Compensation (continued)

The following table summarizes stock option activity for the periods indicated:

	Nine Months Ended September 30,
	2018			2017
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	20,265	$11.42		24,669	$12.17
Granted	—	—		—	—
Exercised	(2,631)	12.55		(3,398)	14.94
Expired	—	—		(1,006)	17.88
Outstanding, September 30,	17,634	11.25	131	20,265	11.42	193
Exercisable, September 30,	17,634	11.25	131	20,265	11.42	193
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Intrinsic value of options exercised	$17	$25
Cash received from options exercised	33	51
Tax benefit realized from options exercised	2	5

Compensation cost related to option awards was recognized in full during the first quarter 2017. Total expense related to options included in salaries and employee benefits for the nine months ended September 30, 2017 was $1,000 and the related tax benefit was $0.

Restricted stock awards granted under the 2015 Plan were as follows:

	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	8,817	$16.44	8,624	$15.47
Granted	10,634	19.20	4,027	22.60
Vested	(669)	22.60	—	—
Forfeited	—	—	—	—
Outstanding, September 30,	18,782	$17.78	12,651	$17.74

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Stock Based Compensation (continued)

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock expense	$18	6	89	69
Tax effect	4	2	19	24

Unrecognized compensation expense for restricted stock awards was $213,000 at September 30, 2018 and is expected to be recognized over a period of 4.0 years.

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

Earnings per share for the three and nine months ended September 30, 2018 and 2017 were calculated as follows (dollars in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$4,201	$3,106	$9,652	$9,355
Less allocation of earnings and dividends to participating securities	5	2	12	6
Net income allocated to common shareholders	$4,196	$3,104	$9,640	$9,349

Weighted average common shares outstanding, gross	13,300,463	10,014,840	11,495,650	10,008,845
Less average participating securities	15,260	6,033	15,260	6,033
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	13,285,203	10,008,807	11,480,390	10,002,812
Add dilutive effect of:
Stock options	5,462	6,397	5,661	7,130
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	13,290,665	10,015,204	11,486,051	10,009,942

Earnings per common share:
Basic	$0.32	$0.31	$0.84	$0.93
Diluted	0.32	0.31	0.84	0.93

There were no anti-dilutive stock options outstanding at September 30, 2018 or 2017.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Trust preferred securities	$50	$50	$—	$—
Equity securities	603	603	—	—
Mutual funds	36	36	—	—
Mutual funds measured at net asset value	1,511	1,511	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,184	2,184	—	—
U.S. Agency notes	77,172	—	77,172	—
U.S. Agency mortgage-backed securities	56,792	—	56,792	—
Municipal securities:
Non-taxable	91,684	—	91,684	—
Taxable	19,605	—	19,605	—
Total recurring fair value measurements	$249,637	$4,384	$245,253	$—

Nonrecurring fair value measurements:
Impaired loans	$963	$—	$—	$963
Other real estate owned and repossessed assets	35	—	—	35
Total nonrecurring fair value measurements	$998	$—	$—	$998

December 31, 2017
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Trust preferred securities	$50	$50	$—	$—
Equity securities	568	568	—	—
Mutual funds	23	23	—	—
Mutual funds measured at net asset value	1,519	1,519	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,259	2,259	—	—
U.S. Agency notes	83,261	—	83,261	—
U.S. Agency mortgage-backed securities	67,153	—	67,153	—
Municipal securities:
Non-taxable	102,174	—	102,174	—
Taxable	20,366	—	20,366	—
Total recurring fair value measurements	$277,373	$4,419	$272,954	$—

Nonrecurring fair value measurements:
Impaired loans	$3,359	$—	$—	$3,359

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2018 and December 31, 2017 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
September 30, 2018
Impaired loans	$71	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	892	Discounted cash flows	Discount rate	8.25%	4.50%	6.94%
Other real estate owned	35	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2017
Impaired loans	$1,753	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	1,606	Discounted cash flows	Discount rate	8.25%	3.25%	6.27%
Other real estate owned	—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
FINANCIAL ASSETS:
Cash and cash equivalents	$19,812	$19,812	$19,812	$—	$—
Equity securities without a readily determinable fair value:
Equity security	99	99	—	—	99
Mutual fund	2,000	2,000	—	—	2,000
Investment securities, held-to-maturity	31,679	30,657	—	—	30,657
Federal Reserve Bank stock	4,653	4,653	4,653	—	—
Federal Home Loan Bank stock	4,845	4,845	4,845	—	—
Loans, net	1,158,309	1,104,951	—	—	1,104,951
Accrued interest receivable	5,602	5,602	—	5,602	—

FINANCIAL LIABILITIES:
Deposits	1,371,023	1,371,030	1,071,476	299,554	—
Long-term debt	23,079	24,234	—	24,234	—
Accrued interest payable	582	582	—	582	—

December 31, 2017
FINANCIAL ASSETS:
Cash and cash equivalents	$25,386	$25,386	$25,386	$—	$—
Equity securities without a readily determinable fair value:
Equity security	99	99	—	—	99
Mutual fund	1,000	1,000	—	—	1,000
Investment securities, held-to-maturity	32,571	32,350	—	—	32,350
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	845,657	813,368	—	—	813,368
Accrued interest receivable	3,511	3,511	—	3,511	—

FINANCIAL LIABILITIES:
Deposits	1,085,821	1,087,086	894,046	193,040	—
Short-term borrowings	47,000	47,000	47,000	—	—
Long-term debt	303	307	—	307	—
Accrued interest payable	329	329	—	329	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 16 - Fair Value Measurements (continued)

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at September 30, 2018 and December 31, 2017.

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

Loans
The estimated fair value of loans as of September 30, 2018 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2017 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for September 30, 2018 and December 31, 2017 are not directly comparable.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 17 – Recent Accounting Pronouncements (continued)

ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement"
ASU No. 2018-13 was issued in August 2018 and applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update modify fair value disclosure requirements, including the deletion, modification, and addition of certain targeted disclosures. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until the effective date. The amendments are to be applied on a retrospective basis to all periods presented upon adoption, except for certain amendments described in the update that are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. Adoption of ASU No. 2018-13 will not have a material impact on LCNB's results of operations or financial position.

ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans"
ASU No. 2018-14 was issued in August 2018. The amendments in this update modify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including the deletion, modification, and addition of certain targeted disclosures. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020. Early adoption is permitted. The amendments are to be applied on a retrospective basis to all periods presented upon adoption. Adoption of ASU No. 2018-14 will not have a material impact on LCNB's results of operations or financial position.

ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract"
ASU No. 2018-15 was issued in August 2018 and applies to entities that are a customer in a hosting arrangement, as defined, that is accounted for as a service contract. The amendments in this update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Capitalized implementation costs are to be expensed over the term of the hosting arrangement. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Adoption of ASU No. 2018-15 is not expected to have a material impact on LCNB's results of operations or financial position.

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

2.
LCNB’s ability to integrate recent and future acquisitions, including the recent merger with Columbus First Bancorp, Inc., may be unsuccessful or may be more difficult, time-consuming, or costly than expected;

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

The allowance consists of specific and general components.  The specific component typically relates to loans that are classified as doubtful, substandard, or special mention.  For such loans an allowance is established when the discounted cash flows or collateral value is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors, which include trends in underperforming loans, trends in the volume and terms of loans, economic trends and conditions, concentrations of credit, trends in the quality of loans, and general covenant or loan policy exceptions.

Based on its evaluations, management believes that the allowance for loan losses will be adequate to absorb estimated losses inherent in the current loan portfolio.

Acquired Credit Impaired Loans. LCNB accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be measured at their fair values at the acquisition date. Acquired loans are reviewed to determine if there is evidence of deterioration in credit quality since inception and if it is probable that LCNB will be unable to collect all amounts due under the contractual loan agreements. The analysis includes expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. The amount exceeding estimated future cash flows is not accreted into earnings. The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). LCNB records these loans on the acquisition date at their net realizable value. Thus, an allowance for estimated future losses is not established on the acquisition date. Subsequent to the date of acquisition, expected future cash flows on loans acquired are updated and any losses or reductions in estimated cash flows which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan. Due to the number, size, and complexity of loans within the acquired loan portfolio, there is always a possibility of inherent undetected losses.

Accounting for Intangibles.  LCNB’s intangible assets at September 30, 2018 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net income for the three and nine months ended September 30, 2018 was $4,201,000 (total basic and diluted earnings per share of $0.32) and $9,652,000 (total basic and diluted earnings per share of $0.84), respectively. This compares to net income of $3,106,000 (total basic and diluted earnings per share of $0.31) and $9,355,000 (total basic and diluted earnings per share of $0.93) for the same three and nine month periods in 2017. Items significantly affecting net income during the 2018 periods were:

•	expenses relating to the merger with Columbus First Bancorp, Inc. ("CFB") totaled $346,000 and $1,959,000 for the three and nine month periods, respectively;

•	the inclusion of results of operations from CFB in the consolidated condensed statements of income from the date of the merger, which was May 31, 2018;

•	a $645,000 premises impairment charge recognized during the second quarter; and

•	a reduction in LCNB's federal tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2018 vs. 2017
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2018 and 2017, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,155,846	$13,363	4.59%	$824,183	$9,095	4.38%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing demand deposits	5,552	43	3.07%	3,638	21	2.29%
Interest-bearing time deposits	8,501	32	1.49%	—	—	—%
Federal Reserve Bank stock	2,940	(26)	(3.51)%	2,732	—	—%
Federal Home Loan Bank stock	4,845	72	5.90%	3,638	48	5.23%
Investment securities:
Equity securities	4,302	24	2.21%	3,266	19	2.31%
Debt securities, taxable	162,469	901	2.20%	208,979	1,089	2.07%
Debt securities, non-taxable (2)	121,055	837	2.74%	144,424	1,205	3.31%
Total earnings assets	1,465,510	15,246	4.13%	1,190,860	11,477	3.82%
Non-earning assets	161,128			125,940
Allowance for loan losses	(3,622)			(3,324)
Total assets	$1,623,016			$1,313,476

Savings deposits	$730,613	388	0.21%	$653,606	150	0.09%
IRA and time certificates	299,818	1,422	1.88%	203,436	700	1.37%
Short-term borrowings	1,833	12	2.60%	17,936	55	1.22%
Long-term debt	25,757	145	2.23%	383	3	3.11%
Total interest-bearing liabilities	1,058,021	1,967	0.74%	875,361	908	0.41%
Demand deposits	337,519			276,030
Other liabilities	12,707			12,053
Capital	214,769			150,032
Total liabilities and capital	$1,623,016			$1,313,476
Net interest rate spread (3)			3.39%			3.41%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$13,279	3.59%		$10,569	3.52%
Ratio of interest-earning assets to interest-bearing liabilities	138.51%			136.04%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2018 as compared to the same period in 2017.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2018 vs. 2017 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$3,816	$452	$4,268
Federal funds sold	—	—	—
Interest-bearing demand deposits	13	9	22
Interest-bearing time deposits	32	—	32
Federal Reserve Bank stock	—	(26)	(26)
Federal Home Loan Bank stock	17	7	24
Investment securities:
Equity securities	6	(1)	5
Debt securities, taxable	(254)	66	(188)
Debt securities, non-taxable	(179)	(189)	(368)
Total interest income	3,451	318	3,769
Interest-bearing Liabilities:
Savings deposits	20	218	238
IRA and time certificates	401	321	722
Short-term borrowings	(74)	31	(43)
Long-term debt	143	(1)	142
Total interest expense	490	569	1,059
Net interest income	$2,961	$(251)	$2,710

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2018 totaled $13,279,000, an increase of $2,710,000 from the comparable period in 2017.  Total interest income increased $3,769,000, partially offset by an increase in interest expense of $1,059,000.

The increase in total interest income was due primarily to a $4,268,000 increase in loan interest income caused by a $331.7 million increase in average loans and by a 21 basis point (a basis point equals 0.01%) increase in the average rate earned on loans. Loans obtained through the merger with CFB were a significant component of the increase in average loans. Partially offsetting the increase in loan interest income were a $188,000 decrease in interest income from taxable debt securities and a $368,000 decrease in interest income from non-taxable debt securities. The decrease in interest income from taxable debt securities was caused by a $46.5 million decrease in average taxable debt securities, partially offset by a 13 basis point increase in the average rate earned on these securities. The decrease in interest income from non-taxable debt securities was due to a 57 basis point decrease in the average rate earned and to a $23.4 million decrease in average non-taxable debt securities. One of the reasons for the 57 basis point decrease in the average rate earned on non-taxable debt securities was the decrease in the Federal corporate tax rate to 21%, which decreased the effective yield earned on these securities. Decreases in debt securities were invested in the loan portfolio and used to pay down short-term borrowings.

The increase in total interest expense was due to a 33 basis point increase in the average rate paid on total interest-bearing liabilities and to a $182.7 million increase in average total interest-bearing liabilities. The increase in the average rate paid on total interest-bearing liabilities was primarily due to increases in market rates. Deposits and long-term debt obtained through the merger with CFB were a significant component of the increase in average total interest-bearing liabilities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2018 vs. 2017
The following table presents, for the nine months ended September 30, 2018 and 2017, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$991,350	$33,479	4.52%	$816,361	$26,833	4.39%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing demand deposits	5,841	114	2.61%	9,841	80	1.09%
Interest-bearing time deposits	4,019	34	1.13%	—	—	—%
Federal Reserve Bank stock	2,802	56	2.67%	2,732	82	4.01%
Federal Home Loan Bank stock	4,177	186	5.95%	3,638	131	4.81%
Investment securities:
Equity securities	3,620	70	2.59%	3,249	61	2.51%
Debt securities, taxable	168,059	2,766	2.20%	213,141	3,289	2.06%
Debt securities, non-taxable (2)	125,343	2,589	2.76%	144,838	3,657	3.38%
Total earnings assets	1,305,211	39,294	4.03%	1,193,800	34,133	3.82%
Non-earning assets	141,442			124,080
Allowance for loan losses	(3,757)			(3,404)
Total assets	$1,442,896			$1,314,476

Savings deposits	$684,910	829	0.16%	$655,320	449	0.09%
IRA and time certificates	238,930	2,948	1.65%	209,065	2,090	1.34%
Short-term borrowings	6,425	88	1.83%	20,450	97	0.63%
Long-term debt	13,841	226	2.18%	453	10	2.95%
Total interest-bearing liabilities	944,106	4,091	0.58%	885,288	2,646	0.40%
Demand deposits	308,759			271,220
Other liabilities	11,492			10,438
Capital	178,539			147,530
Total liabilities and capital	$1,442,896			$1,314,476
Net interest rate spread (3)			3.45%			3.42%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$35,203	3.61%		$31,487	3.53%
Ratio of interest-earning assets to interest-bearing liabilities	138.25%			134.85%
(1)Includes non-accrual loans.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21% for 2018 and 35.0% for 2017.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2018 as compared to the same period in 2017.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended September 30, 2018 vs. 2017 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$5,892	$754	$6,646
Federal funds sold	—	—	—
Interest-bearing demand deposits	(43)	77	34
Interest-bearing time deposits	34	—	34
Federal Reserve Bank stock	2	(28)	(26)
Federal Home Loan Bank stock	21	34	55
Investment securities:
Equity securities	7	2	9
Debt securities, taxable	(731)	208	(523)
Debt securities, non-taxable	(454)	(614)	(1,068)
Total interest income	4,728	433	5,161
Interest-bearing Liabilities:
Savings deposits	21	359	380
IRA and time certificates	325	533	858
Short-term borrowings	(100)	91	(9)
Long-term debt	219	(3)	216
Total interest expense	465	980	1,445
Net interest income	$4,263	$(547)	$3,716

Net interest income on a fully taxable-equivalent basis for the nine months ended September 30, 2018 totaled $35,203,000, an increase of $3,716,000 from the comparable period in 2017.  Total interest income increased $5,161,000 and total interest expense increased $1,445,000.

The increase in total interest income was due primarily to a $6,646,000 increase in loan interest income caused by a $175.0 million increase in average loans and by a 13 basis point increase in the average rate earned on loans. Loans obtained through the merger with CFB were a significant component of the increase in average loans. Partially offsetting the increase in loan interest income were a $523,000 decrease in interest income from taxable debt securities and a $1,068,000 decrease in interest income from non-taxable debt securities. The decrease in interest income from taxable debt securities was caused by a $45.1 million decrease in average taxable debt securities, partially offset by a 14 basis point increase in the average rate earned on these securities. The decrease in interest income from non-taxable debt securities was due to a 62 basis point decrease in the average rate earned and to a $19.5 million decrease in average non-taxable debt securities. One of the reasons for the 64 basis point decrease in the average rate earned on non-taxable debt securities was the decrease in the Federal corporate tax rate to 21%, which decreased the effective yield earned on these securities. Decreases in debt securities were invested in the loan portfolio and used to pay down short-term borrowings.

The increase in total interest expense was due primarily to an 18 basis point increase in the average rate paid on total interest-bearing liabilities and to a $58.8 million increase in average total interest-bearing liabilities. The increase in the average rate paid on total interest-bearing liabilities was primarily due to increases in market rates. Deposits and long-term debt obtained through the merger with CFB were a significant component of the increase in average total interest-bearing liabilities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three and nine months ended September 30, 2018 was $659,000 and $962,000, respectively, as compared to $(12,000) and $225,000 for the same three and nine month periods in 2017. Net charge-offs for the three and nine months ended September 30, 2018 were $246,000 and $349,000, respectively, as compared to net charge-offs of $(37,000) and $393,000 for the comparable periods in 2017.

Non-Interest Income

A comparison of non-interest income for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Difference	2018	2017	Difference
Fiduciary income	$1,081	$871	$210	$2,987	$2,604	$383
Service charges and fees on deposit accounts	1,439	1,352	87	4,170	3,886	284
Net gain (loss) on sales of debt securities, available-for-sale	(7)	78	(85)	(8)	218	(226)
Bank owned life insurance income	185	190	(5)	553	676	(123)
Gains from sales of loans	63	34	29	182	136	46
Other operating income	160	134	26	464	359	105
Total non-interest income	$2,921	$2,659	$262	$8,348	$7,879	$469

Reasons for material increases and decreases include:

•	Fiduciary income increased due to an increase in trust and brokerage assets managed.

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

•	Net gain (loss) on sales of securities decreased due to a lower volume of sales.

•	Bank owned life insurance income for the nine-month period decreased due to the absence of mortality benefits received during the second quarter 2017.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Difference	2018	2017	Difference
Salaries and employee benefits	$5,686	$4,678	$1,008	$15,791	$13,907	$1,884
Equipment expenses	276	361	(85)	797	836	(39)
Occupancy expense, net	734	685	49	2,119	1,889	230
State financial institutions tax	299	281	18	898	851	47
Marketing	382	282	100	798	641	157
Amortization of intangibles	286	189	97	659	562	97
FDIC insurance premiums	91	108	(17)	289	320	(31)
Contracted services	387	307	80	1,093	930	163
Other real estate owned	1	3	(2)	4	8	(4)
Merger-related expenses	346	—	346	1,959	—	1,959
Other non-interest expense	1,829	1,778	51	6,170	5,307	863
Total non-interest expense	$10,317	$8,672	$1,645	$30,577	$25,251	$5,326

Reasons for material increases and decreases include:

•
Salaries and employee benefits increased 21.5% and 13.5% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. These increases were primarily due to salary and wage increases, newly hired employees, and CFB employees retained. Full-time equivalent employees at September 30, 2018 totaled 326, compared with 297 full-time equivalent employees at September 30, 2017.

•
Occupancy expense for the nine-month period increased primarily due to increased depreciation expense on bank premises, increased maintenance and repair costs, and increased branch rental costs. The depreciation increase was largely due to the Operations Center, which went into service during March 2017. Maintenance and repair costs increased largely due to snow and ice removal costs during the 2017-2018 winter and to routine maintenance performed during the 2018 period, including painting and parking lot maintenance costs. The increase in branch rental costs primarily reflects rent paid for the new Worthington Office, previously the CFB office.

•	Marketing increased primarily due to promotion costs for new checking products introduced during 2018 and expanded use of television, radio, and digital methods of advertising.

•	Amortization of intangibles increased due to amortization of the core deposit intangible recognized as part of the acquisition accounting for CFB.

•	Contracted services increased due to additional fees paid for loan and deposit system upgrades and improvements and to general price increases on other contracted services.

•	Merger-related expenses during the 2018 periods are due to the acquisition of CFB.

•	Other non-interest expense for the nine-month period increased primarily due to a $645,000 impairment charge recognized by LCNB on one of its office buildings during the second quarter 2018.

Income Taxes

LCNB's effective tax rates for the three and nine months ended September 30, 2018 were 16.8% and 15.8%, respectively, compared to 25.1% and 25.8% for the three and nine months ended September 30, 2017, respectively.  The difference between the statutory rate of 21% for 2018 and 35.0% for 2017 and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Assets

Total assets at September 30, 2018 were $324.7 million greater than at December 31, 2017 primarily due to the merger with CFB. The carrying values of loans, deposits, and long-term debt were significantly influenced by this merger. See Note 2 - Acquisition to the consolidated condensed financial statements for a description of the merger and a summary of the estimated fair values of CFB's assets and liabilities added to LCNB's balance sheet.

Interest-bearing time deposits of $6.9 million at September 30, 2018 were obtained through the merger with CFB. This line item represents certificates of deposit with individual balances of less than $250,000 invested in various financial institutions.

Equity securities without a readily determinable fair value increased $1.0 million, from $1.1 million at December 31, 2017 to $2.1 million at September 30, 2018. The increase represents an additional investment in a mutual fund.

Available-for-sale debt securities at September 30, 2018 were $27.8 million less than at December 31, 2017 primarily due to maturities and calls totaling $4.3 million, sales totaling $8.5 million, net decreases in fair values totaling $5.8 million, and principal payments received on mortgage-backed securities of $7.9 million. The funds received were invested in the loan portfolio and used to pay down short-term borrowings.

Federal Reserve Bank stock at September 30, 2018 was $1.9 million greater than at December 31, 2017 due to additional stock purchased.

Federal Home Loan Bank stock at September 30, 2018 was $1.2 million greater than at December 31, 2017. The additional stock was obtained through the merger with CFB.

Net loans at September 30, 2018 were $312.7 million greater than at December 31, 2017. The merger with CFB added approximately $282.1 million to LCNB's loan portfolio as of the merger date. The balance of the increase is due to organic growth.

Liabilities and Shareholders' Equity

Total deposits at September 30, 2018 were $285.2 million greater than at December 31, 2017. The merger with CFB added approximately $244.4 million of deposits to LCNB's balance sheet as of the merger date. Another $34.5 million of the increase was due to public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, public fund deposits tend to be at their lowest balances at year-ends.

Long-term debt at September 30, 2018 was $22.8 million greater than at December 31, 2017. LCNB borrowed $6.0 million during the first quarter 2018 and assumed $22.9 million of long-term debt from CFB. These additions were partially offset by payoffs of matured debt.

The increase in total deposits and long-term debt, along with the decrease in available-for-sale debt securities mentioned above, contributed to a $47.0 million decrease in short-term borrowings between December 31, 2017 and September 30, 2018 and to the organic growth in the loan portfolio.

Total shareholders' equity at September 30, 2018 was $63.2 million greater than at December 31, 2017 primarily due to common stock issued to CFB shareholders, which had a merger-date fair value of $63.6 million.

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

A summary of the regulatory capital and capital ratios of LCNB follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Regulatory Capital:
Shareholders' equity	$213,515	$150,271
Goodwill and other intangibles	(64,117)	(32,906)
Accumulated other comprehensive loss	7,433	2,828
Tier 1 risk-based capital	156,831	120,193
Eligible allowance for loan losses	4,016	3,403
Total risk-based capital	$160,847	$123,596
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.97%	13.29%
Tier 1 Capital to risk-weighted assets	12.97%	13.29%
Total Capital to risk-weighted assets	13.30%	13.66%
Leverage	10.01%	9.51%

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

Total remaining borrowing capacity with the Federal Home Loan Bank at September 30, 2018 was approximately $121.7 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its borrowing capacity by purchasing additional FHLB stock. In addition, additional borrowings of approximately $40.0 million were available through the line of credit arrangements at quarter-end.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any significant downward scenarios to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2018 IRSA indicates that an increase in interest rates will have a positive effect on net interest income ("NII"). The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 300	$59,425	3,129	5.56%
Up 200	58,338	2,042	3.63%
Up 100	57,320	1,024	1.82%
Base	56,296	—	—%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2018 EVE analysis indicates that an increase in interest rates will have a positive effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 300	$223,775	5,949	2.73%
Up 200	223,685	5,859	2.69%
Up 100	221,726	3,900	1.79%
Base	217,826	—	—%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2018, LCNB's disclosure controls and procedures were effective.

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

3.1
Amended and Restated Articles of Incorporation of LCNB Corp., as amended. (This document represents the Amended and Restated Articles of Incorporation of LCNB Corp. in compiled form incorporating all amendments. The compiled document has not been filed with the Ohio Secretary of State.) - incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, Exhibit 3.1.

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

LCNB Corp.

November 9, 2018	/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer

November 9, 2018	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer