Form 10-K
period 2018-12-31
LCNB CORP
filed 2019-03-06
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
☐ Yes         ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically everyInteractive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes         ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2018, determined using a per share closing price on that date of $19.70 as quoted on the NASDAQ Capital Market, was $247,700,000.00.

As of March 5, 2019, 13,308,557 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 23, 2019, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2018 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2018

LCNB CORP. AND SUBSIDIARIES

PART I

Item 1.  Business

FORWARD-LOOKING STATEMENTS

Certain statements made in this document regarding LCNB Corp.’s ("LCNB") financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions.

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

2.
LCNB’s ability to integrate recent and future acquisitions, including the recent merger with Columbus First Bancorp, Inc., may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

3.	LCNB may incur increased loan charge-offs in the future;

4.	LCNB may face competitive loss of customers;

5.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

6.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

7.	changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

8.	LCNB may experience difficulties growing loan and deposit balances;

9.	the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations;

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

LCNB CORP. AND SUBSIDIARIES

On January 11, 2013, LCNB consummated a merger with First Capital Bancshares, Inc. (“First Capital”) in a stock and cash transaction valued at approximately $20.2 million.  Immediately following the merger of First Capital into LCNB, Citizens National Bank (“Citizens National”), a wholly-owned subsidiary of First Capital, was merged into the Bank.  At that time, Citizens National’s six full–service offices became offices of LCNB.  Three of these offices are located in Chillicothe, Ohio and one office is located in each of Frankfort, Ohio, Clarksburg, Ohio, and Washington Court House, Ohio. The office in Clarksburg, Ohio was closed on January 24, 2017.

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

On April 30, 2015, LCNB consummated a merger with BNB Bancorp, Inc. (“BNB”) in a stock and cash transaction valued at approximately $13.5 million. Immediately following the merger of BNB into LCNB, Brookville National Bank ("Brookville National"), a wholly-owned subsidiary of BNB, was merged into the Bank. At that time, Brookville National's two offices, both located in Brookville, Ohio, became offices of the Bank. The office located on Hay Avenue in Brookville was closed on November 10, 2017.

On May 31, 2018, LCNB consummated a merger with Columbus First Bancorp, Inc. (“CFB”) in a stock transaction valued at approximately $64.4 million. Immediately following the merger of CFB into LCNB, Columbus First Bank (“Columbus First”), a wholly-owned subsidiary of CFB, was merged into the Bank. At that time, Columbus First's sole office, located in Worthington, Ohio, became an office of the Bank.

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

Other services offered include safe deposit boxes, night depositories, cashier's checks, bank-by-mail, ATMs, cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, personal computer-based cash management services, 24-hour telephone banking, PC Internet banking, mobile banking, and other services tailored for both individuals and businesses.

The Bank is not dependent upon any one significant customer or specific industry.  Business is not seasonal to any material degree.

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

LCNB CORP. AND SUBSIDIARIES

Primary Market Area

The Bank considers its primary market area to consist of counties where it has a physical presence and neighboring counties, which includes Southwestern and South Central Ohio. At December 31, 2018, the Bank had:

•	35 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Fayette, Franklin, Hamilton, Montgomery, Preble, and Ross Counties, Ohio,

•	a loan production office in Franklin County, Ohio,

•	an Operations Center in Warren County, Ohio,

•	and 38 ATMs.

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

The Bank seeks to minimize the competitive effect of other financial institutions through a community banking approach that emphasizes direct customer access to the Bank's CEO and other officers in an environment conducive to friendly, informed, and courteous personal services.  Management believes that the Bank is well positioned to compete successfully in its primary market area.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of the banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.

The ability to access and use technology is an increasingly competitive factor in the financial services industry. Technology relating to the delivery of financial services, the security and privacy of customer information, and the processing of information is evolving rapidly. LCNB must continually make technology investments to remain competitive in the financial services industry.

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

LCNB CORP. AND SUBSIDIARIES

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

LCNB CORP. AND SUBSIDIARIES

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act ("Economic Growth Act") was signed into law on May 24, 2018. It scales back certain requirements of the Dodd-Frank Act and provides other regulatory relief. Certain provisions affecting LCNB include:

1.	Reduced reporting requirements on call reports for the first and third quarters of a reporting year for banks with less than $5 billion in total consolidated assets;

2.	Extended regulatory examination cycles from twelve to eighteen months for banks with less than $3 billion in total consolidated assets;

3.
Requiring federal financial institution regulators to classify all qualifying investment-grade, liquid and readily-marketable municipal securities as level 2B liquid assets under the liquidity coverage ratio rule;

4.	Exempting reciprocal deposits from treatment as brokered deposits under the FDIC's brokered deposits rule, up to the lesser of $5 billion or 20% of bank liabilities; and

LCNB CORP. AND SUBSIDIARIES

5.
Simplifying regulatory capital requirements by providing that banks with less than $10 billion in total consolidated assets that meet a to-be-developed community bank leverage ratio of tangible equity to average assets will be deemed to be in compliance with capital and leverage requirements.

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

Employees

As of December 31, 2018, LCNB employed 325 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2018	2017	2016
	(In thousands)
Securities available-for-sale:
U.S. Treasury notes	$2,235	2,259	28,145
U.S. Agency notes	78,340	83,261	85,400
U.S. Agency mortgage-backed securities	55,610	67,153	71,047
Municipal securities	102,236	122,540	132,860
Total securities available-for-sale	238,421	275,213	317,452

Securities held-to-maturity:
Municipal securities	29,721	32,571	41,003

Equity securities with a readily determinable fair value:
Mutual funds	1,559	1,542	1,482
Trust preferred securities	—	50	48
Equity securities	519	568	568
Equity securities without a readily determinable fair value:
Mutual funds	2,000	1,000	1,000
Equity securities	99	99	99
Federal Reserve Bank stock	4,653	2,732	2,732
Federal Home Loan Bank stock	4,845	3,638	3,638
Total securities	$281,817	317,413	368,022

Beginning January 1, 2018, equity securities, including mutual funds and trust preferred securities, are no longer eligible for classification as available-for-sale or held-to-maturity. Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of securities at December 31, 2018, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$—	—	—%	$—	—	—%
One to five years	986	970	2.08%	—	—	—%
Five to ten years	1,292	1,265	2.06%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	2,278	2,235	2.07%	—	—	—%

U.S. Agency notes:
Within one year	5,000	4,965	1.41%	—	—	—%
One to five years	62,000	60,385	1.96%	—	—	—%
Five to ten years	13,708	12,990	1.96%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	80,708	78,340	1.93%	—	—	—%

Municipal securities (1):
Within one year	9,768	9,734	2.26%	3,200	3,195	3.15%
One to five years	49,885	49,474	2.82%	3,143	3,069	2.89%
Five to ten years	42,336	41,378	2.91%	7,982	7,787	3.39%
After ten years	1,724	1,650	2.89%	15,396	14,973	5.80%
Total Municipal securities	103,713	102,236	2.81%	29,721	29,024	4.56%

U.S. Agency mortgage-backed securities	57,584	55,610	2.46%	—	—	—%

Totals	$244,283	238,421	2.43%	29,721	29,024	4.56%

(1)	Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 21.0% statutory Federal income tax rate.
Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2018.

Loan Portfolio

Administration of the lending function is the responsibility of the Chief Lending Officer and certain senior portfolio lenders. Lenders perform their duties subject to oversight and policy direction from the Board of Directors and the Loan Committee. The Loan Committee consists of LCNB’s Chief Executive Officer, President, Chief Financial Officer, Chief Trust Officer, Chief Lending Officer, Chief Credit Officer, Loan Operations Officer, credit analysts, and the officers in charge of the commercial, agricultural, and retail loan portfolios.

LCNB CORP. AND SUBSIDIARIES

Many commercial loan officers are authorized to accept loan applications and have various, designated lending limits for the approval of loans.  A loan application for an amount outside a particular officer's lending limit needs to be approved by an officer with a lending limit sufficient for that loan.  Loans secured by residential or commercial real estate require the approval of two individuals with appropriate lending authority:  Chief Executive Officer, President, Chief Lending Officer, Chief Credit Officer, Senior Vice President ("SVP") of Commercial Lending, SVP of Mortgage Lending, SVP of Consumer Lending, Assistant Vice President of Secondary Market Lending, or other board-designated lending officers.  Board approval is required on any loan with critical policy exceptions or that will exceed 50% of the Bank's legal lending limit, rounded down to the previous $100,000, in aggregate credit to any one borrower or entity, as defined by the OCC in 12 C.F.R § 32.2(b).

Interest rates charged by the Bank vary with degree of risk, type of loan, amount, complexity, repricing frequency and other relevant factors associated with the loan.

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$77,740	6.5%	$36,057	4.2%	$41,878	5.1%	$45,275	5.9%	$35,424	5.1%
Commercial, secured by real estate	740,647	61.8%	527,947	62.2%	477,275	58.2%	419,633	54.5%	379,141	54.3%
Residential real estate	349,127	29.1%	251,582	29.6%	265,788	32.5%	273,139	35.4%	254,087	36.4%
Consumer	17,283	1.5%	17,450	2.1%	19,173	2.3%	18,510	2.4%	18,006	2.5%
Agricultural	13,297	1.1%	15,194	1.8%	14,802	1.8%	13,479	1.7%	11,472	1.6%
Other loans, including deposit overdrafts	450	—%	539	0.1%	633	0.1%	665	0.1%	680	0.1%
	1,198,544	100.0%	848,769	100.0%	819,549	100.0%	770,701	100.0%	698,810	100.0%
Deferred origination costs (fees), net	79		291		254		237		146
Total loans	1,198,623		849,060		819,803		770,938		698,956
Less allowance for loan losses	4,046		3,403		3,575		3,129		3,121
Loans, net	$1,194,577		$845,657		$816,228		$767,809		$695,835

As of December 31, 2018 and 2017, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table, except for loans secured by multifamily properties. Loans secured by multifamily properties, which are included in the commercial, secured by real estate category in the above table, totaled $129,266,000, or 10.8% of total loans, at December 31, 2018 and $85,853,000, or 10.1% of total loans, at December 31, 2017. There were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table at December 31, 2016, 2015, or 2014.

LCNB CORP. AND SUBSIDIARIES

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2018:

(In thousands)
Maturing in one year or less	$49,309
Maturing after one year, but within five years	104,701
Maturing beyond five years	677,674
Total commercial and agricultural loans	$831,684

Loans maturing beyond one year:
Fixed rate	$290,995
Variable rate	491,380
Total	$782,375

Risk Elements

The following table summarizes non-accrual, past-due, and accruing restructured loans for the dates indicated:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans	$2,951	2,965	5,725	1,723	5,599
Past-due 90 days or more and still accruing	149	—	23	559	203
Accruing restructured loans	10,516	10,469	11,731	13,723	14,269
Total	$13,616	13,434	17,479	16,005	20,071
Percent to total loans	1.14%	1.58%	2.13%	2.08%	2.87%
LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2018, there were no material additional loans not classified as acquired credit impaired or already disclosed as non-accrual, accruing restructured, or accruing past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LCNB CORP. AND SUBSIDIARIES

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$400	6.5%	$378	4.2%	$350	5.1%	$244	5.9%	$129	5.1%
Commercial, secured by real estate	2,745	61.8%	2,178	62.2%	2,179	58.2%	1,908	54.5%	1,990	54.3%
Residential real estate	767	29.1%	717	29.6%	885	32.5%	854	35.4%	926	36.4%
Consumer	87	1.5%	76	2.1%	96	2.3%	54	2.4%	63	2.5%
Agricultural	46	1.1%	53	1.8%	60	1.8%	66	1.7%	11	1.6%
Other loans, including deposit overdrafts	1	—%	1	0.1%	5	0.1%	3	0.1%	2	0.1%
Total	$4,046	100.0%	$3,403	100.0%	$3,575	100.0%	$3,129	100.0%	$3,121	100.0%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2018:

(In thousands)
Maturity within 3 months	$11,564
After 3 but within 6 months	22,534
After 6 but within 12 months	34,534
After 12 months	66,637
$135,269
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

Failure to meet regulatory capital requirements could adversely affect LCNB’s business
The Bank is subject to regulations requiring it to satisfy minimum capital requirements, see Note 15 - Regulatory Matters of the consolidated financial statements for more information. While management expects that LCNB's capital ratios under Basel III will continue to exceed well capitalized minimum capital requirements, there can be no assurance that such will be the case. If LCNB is unable to meet or exceed applicable minimum capital requirements, it may become subject to supervisory actions including, but not limited to, requirements to raise additional capital or dispose of assets, the loss of its financial holding company status, limitations on its ability to engage in new acquisitions or new activities, or other informal or formal regulatory enforcement actions.

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
Gains from sales of mortgage loans are highly influenced by the level and direction of mortgage interest rates, real estate activity, and refinancing activity.  A decrease in market interest rates may create a refinancing demand for residential fixed-rate mortgage loans, which may cause an increase in gains from sales of mortgage loans if LCNB sells these loans in the secondary market.  An increase in market interest rates may decrease the demand for refinanced loans and decrease the gains from sales of mortgage loans recognized in LCNB’s consolidated statements of income.  Gains from sales of mortgage loans may also be impacted by changes in LCNB’s strategy to manage its residential mortgage portfolio. For example, LCNB may occasionally change the proportion of loan originations that are sold in the secondary market and instead add a greater proportion to its loan portfolio.

Banking competition in Ohio is intense.
LCNB faces strong competition for deposits, loans, trust accounts, and other services from other banks, savings banks, credit unions, mortgage brokers, and other financial institutions.  Many of LCNB’s competitors include major financial institutions that have been in business for many years and have established customer bases, numerous branches, and substantially higher regulatory lending limits. Competitors in LCNB's market areas include U.S. Bank, PNC Bank, Fifth Third Bank, Chase, KeyBank, Park National Bank, Huntington National Bank, and First Financial Bank. In addition, credit unions are growing larger due to more flexible membership requirement regulations and are offering more financial services than they legally could in the past.

LCNB CORP. AND SUBSIDIARIES

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

Economic conditions in LCNB's market areas could adversely affect its financial condition and results of operations.
LCNB conducts its operations from offices that are located in nine Southwestern Ohio counties and in Franklin County, Ohio, from which substantially all of its customer base is drawn. Because of this geographic concentration of operations and customer base, LCNB's financial performance is heavily influenced by economic conditions in these areas. Any material deterioration in economic conditions in these markets could have material direct or indirect adverse impacts on LCNB's customers and on LCNB. Such deterioration could increase the number of customers experiencing financial distress, negatively impacting their ability to obtain new loans or to repay existing loans. As a result, LCNB may experience increases in the levels of impaired loans, increased charge-offs, and increased provisions for loan losses. Deteriorating economic conditions may also affect the ability of depositors to maintain or add to deposit balances and may affect the demand for loans, trust, brokerage, and other products and services offered by LCNB. Such losses and decreased demand could have material adverse effects on LCNB's financial position, results of operations, and cash flows.

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

LCNB CORP. AND SUBSIDIARIES

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

LCNB CORP. AND SUBSIDIARIES

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
Deposits of LCNB are insured up to statutory limits by the FDIC and, accordingly, LCNB and other banks and financial institutions pay quarterly premiums to the FDIC to maintain the Deposit Insurance Fund. The likelihood and extent of future rate increases are indeterminable.

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
LCNB relies heavily on communications and information systems to conduct its business. Although significant resources are devoted to maintaining and regularly updating LCNB's data systems, there can be no assurance that these security measures will provide absolute security. Any failure, interruption, cyberattack, or other breach in security of these systems could result in failures or disruptions in LCNB’s customer relationship management, general ledger, deposit, loan, and other systems. While LCNB has policies and procedures designed to prevent or limit the effect of the failure, interruption, cyberattack, or other security breach of its information systems, there can be no assurance that any such occurrences will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, cyberattacks, or other security breaches of LCNB’s information systems could significantly disrupt LCNB's operations, allow misappropriation of LCNB's confidential information, allow misappropriation of customer confidential information, damage LCNB’s reputation, result in a loss of customer business, subject LCNB to additional regulatory scrutiny, or expose LCNB to significant civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations.

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

Emergence of non-bank alternatives to the financial system.
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

LCNB CORP. AND SUBSIDIARIES

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

Item 1B. Unresolved Staff Comments

Not applicable.

LCNB CORP. AND SUBSIDIARIES

Item 2.  Properties

The Bank conducts its business from the following offices:

	Name of Office	Address	County

1.	Main Office	2 North Broadway Lebanon, Ohio 45036	Warren	Owned

2.	Auto Bank	Silver and Mechanic Streets Lebanon, Ohio 45036	Warren	Owned

3.	Barron Street Office	1697 North Barron Street Eaton, Ohio 45320	Preble	Leased

4.	Bridge Street Office	1240 North Bridge Street Chillicothe, Ohio 45601	Ross	Owned

5.	Brookville Office	225 West Upper Lewisburg Salem Road Brookville, Ohio 45309	Montgomery	Owned

6.	Centerville Office	9605 Dayton-Lebanon Pike Centerville, Ohio 45458	Montgomery	Owned

7.	Chillicothe Office	33 West Main Street Chillicothe, Ohio 45601	Ross	Leased

8.	Colerain Township Office	3209 West Galbraith Road Cincinnati, Ohio 45239	Hamilton	Owned

9.	Columbus Avenue Office	730 Columbus Avenue Lebanon, Ohio 45036	Warren	Owned

10.	Eaton Office	110 West Main Street Eaton, Ohio 45320	Preble	Owned

11.	Fairfield Office	765 Nilles Road Fairfield, Ohio 45014	Butler	Leased

12.	Frankfort Office	Springfield and Main Streets Frankfort, Ohio 45628	Ross	Owned

13.	Goshen Office	6726 Dick Flynn Blvd. Goshen, Ohio 45122	Clermont	Owned

14.	Hamilton Office	794 NW Washington Blvd. Hamilton, Ohio 45013	Butler	Owned

15.	Hunter Office	3878 State Route 122 Franklin, Ohio 45005	Warren	Owned

16.	Lewisburg Office	522 South Commerce Street Lewisburg, Ohio 45338	Preble	Owned

17.	Loveland Office	500 Loveland-Madeira Road Loveland, Ohio 45140	Hamilton	Owned

LCNB CORP. AND SUBSIDIARIES

	Name of Office	Address	County

18.	Maineville Office	7795 South State Route 48 Maineville, Ohio 45039	Warren	Owned

19.	Mason/West Chester Office	1050 Reading Road Mason, Ohio 45040	Warren	Owned

20.	Middletown Office	4441 Marie Drive Middletown, Ohio 45044	Butler	Owned

21.	Monroe Office	101 Clarence F. Warner Drive Monroe, Ohio 45050	Butler	Owned

22.	New Paris Office	201 South Washington Street New Paris, Ohio 45347	Preble	Owned

23.	Oakwood Office	2705 Far Hills Avenue Oakwood, Ohio 45419	Montgomery	(2)

24.	Otterbein Office	Otterbein Retirement Community State Route 741 Lebanon, Ohio 45036	Warren	Leased

25.	Oxford Office (1)	30 West Park Place Oxford, Ohio 45056	Butler	(2)

26.	Rochester/Morrow Office	Route 22-3 at 123 Morrow, Ohio 45152	Warren	Owned

27.	South Lebanon Office	603 Corwin Nixon Blvd. South Lebanon, Ohio 45065	Warren	Owned

28.	Springboro/Franklin Office	525 West Central Avenue Springboro, Ohio 45066	Warren	Owned

29.	Warrior Office	Lebanon High School 1916 Drake Road Lebanon, Ohio 45036	Warren	Leased

30.	Washington Court House Office	100 Crossings Drive Washington Court House, Ohio 43160	Fayette	Owned

31.	Waynesville Office	9 North Main Street Waynesville, Ohio 45068	Warren	Owned

32.	West Alexandria Office	55 East Dayton Street West Alexandria, Ohio 45381	Preble	Owned

33.	Western Avenue Office	1006 Western Avenue Chillicothe, Ohio 45601	Ross	Owned

34.	Wilmington Office	1243 Rombach Avenue Wilmington, Ohio 45177	Clinton	Owned

35.	Worthington Office	6877 North High Street Worthington, Ohio 43085	Franklin	Leased

LCNB CORP. AND SUBSIDIARIES

	Name of Office	Address	County

36.	Loan Production Office	1500 West Third Ave., Suite 205 & 209 Grandview Heights, Ohio 43212	Franklin	Leased

37.	Operations Center	105 North Broadway Lebanon, Ohio 45036	Warren	(3)

(1)	Excess space in this office is leased to third parties.

(2)	The Bank owns the Oakwood and Oxford office buildings and leases the land.

(3)	The Bank leases the Operations Center from the Warren County Port Authority. Upon expiration of the lease in 2027, the Bank has the option to purchase the property for $1.00.

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

Not Applicable.

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

LCNB had approximately 1,044 registered holders of its common stock as of December 31, 2018.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market exchange under the symbol “LCNB.”

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

On April 17, 2001, LCNB's Board of Directors authorized three separate stock repurchase programs, two of which continue to be in effect – the "Market Repurchase Program" and the "Private Sale Repurchase Program."  Any shares purchased will be held for future corporate purposes.

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares.  Through December 31, 2018, 290,444 shares have been purchased under this program.  No shares were purchased under the Market Repurchase Program during 2018.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's common stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  There is no limit to the number of shares that may be purchased under this program.  A total of 487,418 shares have been purchased under this program since its inception through December 31, 2018.  The following table sets forth information relating to private sale repurchases during the three months ended December 31, 2018, which were the only shares repurchased during 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2018	—	—	—	Not applicable
November 2018	21,400	16.2766	21,400	Not applicable
December 2018	—	—	—	Not applicable

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

LCNB CORP. AND SUBSIDIARIES

The following table shows information relating to stock options outstanding under the 2002 Plan and 2015 Plan at December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2002 Plan	13,278	$11.98	—
2015 Plan	—	—	419,301
Equity compensation plans not approved by security holders	—	—	—
Total	13,278	$11.98	419,301

LCNB CORP. AND SUBSIDIARIES

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite, the SNL Midwest OTC-BB and Pink Sheet Banks, and the SNL Midwest Bank indexes.  This graph covers the period from December 31, 2013 through December 31, 2018.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2013 in LCNB common stock, the NASDAQ Composite, and the SNL Midwest Bank Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
LCNB Corp.	$100.00	87.85	99.27	146.24	132.74	101.93
NASDAQ Composite Index	$100.00	114.75	122.74	133.62	173.22	168.30
SNL Midwest Bank index	$100.00	108.71	110.36	147.46	158.46	135.31

Source: S&P Global Market Intelligence
© 2019

LCNB CORP. AND SUBSIDIARIES

Item 6.  Selected Financial Data
The following represents selected consolidated financial data of LCNB for the years ended December 31, 2014 through 2018 and are derived from LCNB's consolidated financial statements.  Certain prior year data presented in this table have been reclassified to conform with the current year presentation.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Income Statement:
Interest income	$54,594	44,463	43,750	42,659	39,477
Interest expense	6,425	3,599	3,504	3,328	3,590
Net interest income	48,169	40,864	40,246	39,331	35,887
Provision for loan losses	923	215	913	1,366	930
Net interest income after provision for loan losses	47,246	40,649	39,333	37,965	34,957
Non-interest income	11,050	10,458	10,853	10,123	9,142
Non-interest expenses	40,502	33,863	33,261	32,392	30,844
Income before income taxes	17,794	17,244	16,925	15,696	13,255
Provision for income taxes	2,949	4,272	4,443	4,222	3,386
Net income	$14,845	12,972	12,482	11,474	9,869

Dividends per common share	$0.65	0.64	0.64	0.64	0.64

Earnings per common share:
Basic	1.24	1.30	1.26	1.18	1.06
Diluted	1.24	1.29	1.25	1.17	1.05

Balance Sheet:
Securities	$282,813	317,413	368,032	406,981	314,074
Loans, net	1,194,577	845,657	816,228	767,809	695,835
Total assets	1,636,927	1,295,638	1,306,799	1,280,531	1,108,066
Total deposits	1,300,919	1,085,821	1,110,905	1,087,160	946,205
Short-term borrowings	56,230	47,000	42,040	37,387	16,645
Long-term debt	47,032	303	598	5,947	11,357
Total shareholders' equity	218,985	150,271	142,944	140,108	125,695

Selected Financial Ratios and Other Data:
Return on average assets	1.00%	0.99%	0.96%	0.94%	0.88%
Return on average equity	7.90%	8.74%	8.60%	8.43%	8.04%
Equity-to-assets ratio	13.38%	11.60%	10.94%	10.94%	11.34%
Dividend payout ratio	52.42%	49.23%	50.79%	54.24%	60.38%
Net interest margin, fully taxable equivalent	3.63%	3.58%	3.51%	3.64%	3.66%
BNB merged with and into LCNB as of the close of business on April 30, 2015. As of the date of the merger, LCNB recorded additional loans of $34.7 million and additional deposits of $99.1 million.
CFB merged with and into LCNB as of the close of business on May 31, 2018. As of the date of the merger, LCNB recorded additional loans of $284.0 million, additional deposits of $244.4 million, and additional long-term debt of $22.9 million.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the consolidated financial statements and related notes contained in the 2018 Annual Report to Shareholders.

Overview

Net income for 2018 was $14,845,000 (basic and diluted earnings per share of $1.24), compared to $12,972,000 (basic and diluted earnings per share of $1.30 and $1.29, respectively) in 2017 and $12,482,000 (basic and diluted earnings per share of $1.26 and $1.25, respectively) in 2016.

The following items significantly affected earnings for the years indicated:

•	CFB merged with and into LCNB Corp. on May 31, 2018.

•	Expenses related to the merger with CFB totaled $2,123,000 during 2018.

•	Net gain on sales of securities was significantly greater in 2016 as compared to 2018 and 2017 primarily due to market rates at the time of the sales.

•	Other real estate owned expense was greater in 2016 as compared to 2018 and 2017 because of valuation impairment recognized during 2016.

•
Other non-interest expense for 2018 included $575,000 in net losses from sales of fixed assets, primarily due to losses incurred in the sale of two office buildings. Other non-interest expense for 2017 included $154,000 in organizational costs for LCNB Risk Management, Inc. and $113,000 in losses from sales of fixed assets, primarily due to the sale of a closed office building.

•
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered LCNB's federal corporate income tax rate from 34% to 21%, beginning in 2018. In addition, LCNB revalued its net deferred tax liability position at the end of 2017 to reflect the reduction in its federal corporate income tax rate and this revaluation resulted in a one-time income tax benefit of approximately $224,000, or $0.02 of basic and diluted earnings per common share for the year ended December 31, 2017.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$1,038,159	47,489	4.57%	$822,452	36,571	4.45%	$792,526	35,600	4.49%
Interest-bearing demand deposits	5,164	136	2.63%	7,972	88	1.10%	12,394	59	0.48%
Interest-bearing time deposits	4,008	58	1.45%	—	—	—%	—	—	—%
Federal Reserve Bank stock	3,268	196	6.00%	2,732	164	6.00%	2,732	164	6.00%
Federal Home Loan Bank stock	4,346	259	5.96%	3,638	182	5.00%	3,638	146	4.01%
Investment securities:
Equity securities	3,782	104	2.75%	3,249	89	2.74%	3,230	115	3.56%
Debt securities, taxable	165,300	3,666	2.22%	205,669	4,239	2.06%	240,329	4,467	1.86%
Debt securities, non-taxable (2)	123,135	3,400	2.76%	143,394	4,815	3.36%	140,692	4,862	3.46%
Total earning assets	1,347,162	55,308	4.11%	1,189,106	46,148	3.88%	1,195,541	45,413	3.80%
Non-earning assets	145,601			123,800			112,909
Allowance for loan losses	(3,822)			(3,405)			(3,318)
Total assets	$1,488,941			$1,309,501			$1,305,132

Savings deposits	$689,322	1,332	0.19%	$645,471	594	0.09%	$654,891	652	0.10%
IRA and time certificates	253,524	4,421	1.74%	205,540	2,784	1.35%	217,228	2,788	1.28%
Short-term borrowings	13,967	311	2.23%	23,976	209	0.87%	17,952	38	0.21%
Long-term debt	16,789	361	2.15%	421	12	2.85%	826	26	3.15%
Total interest-bearing liabilities	973,602	6,425	0.66%	875,408	3,599	0.41%	890,897	3,504	0.39%
Demand deposits	315,229			274,855			259,060
Other liabilities	12,195			10,795			10,014
Capital	187,915			148,443			145,161
Total liabilities and capital	$1,488,941			$1,309,501			$1,305,132
Net interest rate spread (3)			3.45%			3.47%			3.41%
Net interest income and net interest margin on a tax equivalent basis (4)		48,883	3.63%		42,549	3.58%		41,909	3.51%
Ratio of interest-earning assets to interest-bearing liabilities	138.37%			135.83%			134.20%

(1)	Includes non-accrual loans if any.

(2)
Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21% for 2018 and 34% for 2017 and 2016.

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

	For the years ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$9,840	1,078	10,918	1,334	(363)	971
Interest-bearing demand deposits	(40)	88	48	(27)	56	29
Interest-bearing time deposits	58	—	58	—	—	—
Federal Reserve Bank stock	32	—	32	—	—	—
Federal Home Loan Bank stock	39	38	77	—	36	36
Investment securities:
Equity securities	15	—	15	1	(27)	(26)
Debt securities, taxable	(878)	305	(573)	(684)	456	(228)
Debt securities, non-taxable (2)	(627)	(788)	(1,415)	92	(139)	(47)
Total interest income	8,439	721	9,160	716	19	735
Interest expense attributable to:
Savings deposits	43	695	738	(9)	(49)	(58)
IRA and time certificates	734	903	1,637	(154)	150	(4)
Short-term borrowings	(116)	218	102	17	154	171
Long-term debt	353	(4)	349	(12)	(2)	(14)
Total interest expense	1,014	1,812	2,826	(158)	253	95
Net interest income	$7,425	(1,091)	6,334	874	(234)	640

(1)	Non-accrual loans, if any, are included in average loan balances.

(2)
Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21% for 2018 and 34% for 2017 and 2016.

2018 vs. 2017.  Net interest income on a fully tax-equivalent basis for 2018 totaled $48,883,000, an increase of $6,334,000 from 2017.  The increase resulted from an increase in total taxable-equivalent interest income of $9,160,000, partially offset by an increase in total interest expense of $2,826,000.

The increase in total interest income was due primarily to a $10,918,000 increase in loan interest income caused by a $215.7 million increase in average loans and secondarily to a 12 basis point (a basis point equals 0.01%) increase in the average rate earned on loans. Loans obtained through the merger with CFB were a significant component of the increase in average loans. Partially offsetting the increase in loan interest income was a $573,000 decrease in interest income from taxable debt securities and a $1,415,000 decrease in taxable-equivalent interest income from non-taxable debt securities. Interest income from taxable investment securities decreased due to a $40.4 million decrease in average taxable investment securities, partially offset by a 16 basis point increase in the average rate earned on these securities. Interest income from non-taxable investment securities decreased due to a $20.3 million decrease in average non-taxable debt securities and to a 60 basis point decrease in the average rate earned on these securities. One of the reasons for the 60 basis point decrease in the average rate earned on non-taxable debt securities was the decrease in the federal corporate tax rate to 21%, which decreased the effective yield earned on these securities. Decreases in debt securities were invested in the loan portfolio and used to pay down short-term borrowings.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in total interest expense was primarily due to a $738,000 increase in interest paid on savings deposits and to a $1,637,000 increase in interest paid on IRA and time certificates. Interest paid on savings deposits increased due to a 10 basis point increase in the average rate paid and to a $43.8 million increase in average balances outstanding. Interest paid on IRA and time certificates increased due to a 39 basis point increase in the average rate paid and to a $48.0 million increase in average balances outstanding. Increases in average rates paid was primarily due to increases in market rates. Deposits obtained through the merger with CFB were a significant component of the increases in savings deposits and IRA and time certificates.

2017 vs. 2016.  Net interest income on a fully tax-equivalent basis for 2017 totaled $42,549,000, an increase of $640,000 from 2016.  The increase resulted from an increase in total taxable-equivalent interest income of $735,000, slightly offset by an increase in total interest expense of $95,000.

The increase in total interest income was due primarily to a $971,000 increase in loan interest income caused by a $29.9 million increase in average loans, partially offset by a 4 basis point decrease in the average rate earned on loans. Partially offsetting the increase in loan interest income was a $228,000 decrease in interest income from taxable investment securities and a $47,000 decrease in taxable-equivalent interest income from non-taxable investment securities. Interest income from taxable investment securities decreased due to a $34.6 million decrease in average taxable investment securities, partially offset by a 20 basis point increase in the average rate earned on these securities. Interest income from non-taxable investment securities decreased due to a 10 basis point decrease in the average rate earned on these securities, partially offset by a $2.7 million increase in non-taxable investment securities.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2014 through 2018:

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance – Beginning of year	$3,403	3,575	3,129	3,121	3,588

Loans charged off:
Commercial and industrial	—	—	234	100	261
Commercial, secured by real estate	145	462	185	1,133	573
Residential real estate	234	225	127	304	652
Consumer	135	90	85	52	129
Agricultural	—	—	—	67	—
Other loans, including deposit overdrafts	179	138	119	74	79
Total loans charged off	693	915	750	1,730	1,694

Recoveries:
Commercial and industrial	1	99	26	7	42
Commercial, secured by real estate	239	113	98	96	63
Residential real estate	71	140	52	107	40
Consumer	13	114	53	60	108
Agricultural	—	—	—	67	—
Other loans, including deposit overdrafts	89	62	54	35	44
Total recoveries	413	528	283	372	297
Net charge offs	280	387	467	1,358	1,397

Provision charged to operations	923	215	913	1,366	930
Balance - End of year	$4,046	3,403	3,575	3,129	3,121

Ratio of net charge-offs during the period to average loans outstanding	0.03%	0.05%	0.06%	0.18%	0.21%

Ratio of allowance for loan losses to total loans at year-end	0.34%	0.40%	0.44%	0.41%	0.45%
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

Non-Interest Income

A comparison of non-interest income for 2018, 2017, and 2016 is as follows:

				Increase (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Fiduciary income	$3,958	3,473	3,286	485	187
Service charges and fees on deposit accounts	5,590	5,236	5,008	354	228
Net gains (losses) on sales of securities	(8)	233	1,082	(241)	(849)
Bank owned life insurance income	738	867	746	(129)	121
Net gains from sales of loans	223	166	244	57	(78)
Other operating income	549	483	487	66	(4)
Total non-interest income	11,050	10,458	10,853	592	(395)

Reasons for material increases and decreases include:

•	Fiduciary income increased during 2018 due to an increase in assets managed. Fiduciary income increased during 2017 due to an increase in assets managed and to fee adjustments.

•
Service charges and fees on deposit accounts increased during 2018 primarily due to fees earned from an Insured Cash Sweep (ICS®) product that was introduced during the second quarter 2017 and from an increase in debit card income. Debit card income benefited from more cards outstanding due to the merger with CFB and greater depositor utilization of the cards. Service charges and fees on deposit accounts increased during 2017 due to fee adjustments on certain services and greater customer utilization of various services.

•	Net gains (losses) on sales of securities were less during 2017 and 2018 as compared to 2016 primarily due to a lower volume of sales.

•	Bank owned life insurance income was greater in 2017 primarily due to mortality benefits. No mortality benefits were received in 2018 or 2016.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for 2018, 2017, and 2016 is as follows:

				Increase (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Salaries and employee benefits	$21,279	18,585	18,215	2,694	370
Equipment expenses	1,138	1,172	1,048	(34)	124
Occupancy expense, net	2,861	2,613	2,271	248	342
State financial institutions tax	1,197	1,137	1,114	60	23
Marketing	1,119	873	696	246	177
Amortization of intangibles	922	751	753	171	(2)
FDIC premiums	419	423	547	(4)	(124)
ATM expense	580	572	721	8	(149)
Computer maintenance and supplies	990	882	790	108	92
Telephone expense	649	735	746	(86)	(11)
Contracted services	1,547	1,255	1,033	292	222
Other real estate owned	20	10	624	10	(614)
Merger-related expenses	2,123	118	—	2,005	118
Other non-interest expense	5,658	4,737	4,703	921	34
Total non-interest expense	40,502	33,863	33,261	6,639	602

Reasons for material increases and decreases include:

•
Salaries and employee benefits were 14.5% greater in 2018 than in 2017 and 2017 was 2.0% greater than in 2016. The increases for both years were primarily due to salary and wage increases, newly hired employees, and increased health insurance costs, partially offset by net decreases in pension expenses. CFB employees retained and increased incentive payments were also factors during 2018. The number of full-time equivalent employees was 325 at December 31, 2018, 310 at December 31, 2017, and 282 at December 31, 2016.

•
Equipment expenses were greater during 2018 and 2017 as compared to 2016 primarily due to depreciation expense on furniture and equipment purchased for the new Operations Center, which went into service during March 2017.

•
Occupancy expense for 2018 increased primarily due to increased branch rental expense and increased depreciation of bank premises. The increase in branch rental expense primarily reflects rent paid for the new Worthington Office, previously the CFB office. Occupancy expense for 2017 increased primarily due to increased depreciation on bank premises and, secondarily, to increased maintenance-related expenses, both primarily due to the new Operations Center.

•
Marketing expense increased in 2018 primarily due to promotion costs for new checking products introduced in 2018, increased marketing activities in the Columbus area, and expanded used of television, radio, and digital methods of advertising. Marketing expense increased in 2017 primarily due to expanded use of television and digital methods of advertising.

•	FDIC premiums were lower in 2018 and 2017 as compared to 2016 primarily due to a change in the calculation method used to determine periodic premiums.

•	ATM expense for 2017 decreased primarily due to a change in the ATM network that processes PIN-based transactions.

•
Computer maintenance and supplies increased in 2017 and 2018 due to increased technology and software related expenditures designed to offer technological convenience to customers, to protect the integrity of its data systems and software, and to protect the confidentiality of customer information.

•
Contracted services increased in 2018 due to additional fees paid for loan and deposit system upgrades and improvements and to general price increases on other contracted services. Contracted services for 2017 increased largely due to fees paid to professional placement services firms, enhanced utilization of loan review specialists, fees related to an after-hours call answering service, and costs related to moving departments from the Main Office to the Operations Center.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Other real estate owned expense was greater in 2016 primarily due to impairment charges recognized on a commercial property.

•
Merger-related expenses for 2018 and 2017 are due to the acquisition of CFB and are primarily comprised of various professional fees, costs to prepare and distribute the proxy statement/prospectus, and costs to merge CFB's data system into LCNB's system.

•
Other non-interest expense for 2018 included $575,000 in net losses from sales of fixed assets, primarily due to the sale of two office buildings. Other non-interest expense for 2017 included $154,000 in organizational costs for LCNB Risk Management, Inc. and $113,000 in losses from sales of fixed assets, primarily due to the sale of a closed office building. Other non-interest expense for 2016 included a $251,000 penalty incurred during the first quarter 2016 to pre-pay a Federal Home Loan Bank borrowing. The borrowing bore an interest rate of 5.25% and was paid off to reduce future interest expense.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2018, 2017, and 2016 were 16.6%, 24.8%, and 26.3%, respectively.  The difference between the statutory rates of 21% for 2018 and 34% for 2017 and 2016 and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

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

Assets

Total assets at December 31, 2018 were $341.3 million greater than at December 31, 2017 primarily due to the merger with CFB. The carrying values of loans, deposits, and long-term debt were significantly influenced by this merger. See Note 2 - Acquisitions (Unaudited) to the consolidated financial statements for a description of the merger and a summary of the estimated fair values of CFB's assets and liabilities added to LCNB's balance sheet.

Interest-bearing time deposits of $996,000 at December 31, 2018 were obtained through the merger with CFB. The original amount at May 31, 2018 was $10.4 million and LCNB has not been renewing the time deposits as they mature. This line item represents certificates of deposit with individual balances of less than $250,000 invested in various financial institutions.

Equity securities without a readily determinable fair value increased $1.0 million, from $1.1 million at December 31, 2017 to $2.1 million at December 31, 2018. The increase represents an additional investment in a mutual fund.

Available-for-sale and held-to-maturity debt securities at December 31, 2018 were respectively $36.8 million less and $2.9 million less than at December 31, 2017. Management used the decrease in investment funds to fund loan growth and to maintain liquidity.

Federal Reserve Bank stock at December 31, 2018 was $1.9 million greater than at December 31, 2017 due to additional stock purchased.

Federal Home Loan Bank stock at December 31, 2018 was $1.2 million greater than at December 31, 2017. The additional stock was obtained through the merger with CFB.

Net loans at December 31, 2018 were $348.9 million greater than at December 31, 2017. The merger with CFB added approximately $282.1 million to LCNB's loan portfolio at the merger date. The balance of the increase is due to organic growth.

Net premises and equipment at December 31, 2018 was $2.3 million less than at December 31, 2017 primarily due to the sale of two office buildings.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Goodwill at December 31, 2018 was $29.0 million greater than at December 31, 2017 due to goodwill recorded from the merger with CFB.

Core deposit and other intangibles at December 31, 2018 was $1.3 million greater than at December 31, 2017 primarily due to a $2.1 million core deposit intangible recorded from the merger with CFB, partially offset by amortization of intangibles.

Liabilities and Shareholders' Equity

Total deposits at December 31, 2018 were $215.1 million greater than at December 31, 2017. The merger with CFB added approximately $244.4 million of deposits to LCNB's balance sheet as of the merger date. Of the remaining net decrease, approximately $10.2 million was due to public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, public fund deposits tend to be at their lowest balances at year-ends.

Short-term borrowings at December 31, 2018 were $9.2 million greater than at December 31, 2017. The additional borrowings were used for liquidity purposes.

Long-term debt at December 31, 2018 was $46.7 million greater than at December 31, 2017. LCNB borrowed $31.0 million from the FHLB during 2018 and assumed $22.9 million of long-term debt from CFB. These additions were partially offset by payoffs of matured debt. The borrowings were used to fund loan growth and for general liquidity purposes.

Total shareholders' equity at December 31, 2018 was $68.7 million greater than at December 31, 2017 primarily due to common stock issued to CFB shareholders, which had a closing date fair value of $63.6 million.

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

Total remaining borrowing capacity with the Federal Home Loan Bank at December 31, 2018 was approximately $45.7 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its borrowing capacity by purchasing additional FHLB stock. In addition, additional borrowings of approximately $35.8 million were available through the line of credit arrangements at quarter-end.

Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. LCNB experienced no liquidity or operational problems as a result of current liquidity levels.

Commitments to extend credit at December 31, 2018 totaled $245.8 million, including standby letters of credit totaling $1,080,000, and are more fully described in Note 14 - Commitments and Contingent Liabilities to LCNB's consolidated financial statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides information concerning LCNB's contractual obligations at December 31, 2018:

		Payments due by period
	Total	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Short-term borrowings	$56,230	56,230	—	—	—
Long-term debt obligations	47,032	6,052	30,980	10,000	—
Operating lease obligations	4,868	449	761	400	3,258
Estimated pension plan contribution for 2019	160	160	—	—	—
Funding commitments for affordable housing tax credit limited partnerships	3,372	1,024	1,462	316	570
Estimated capital expenditure obligations	185	185	—	—	—
Certificates of deposit:
$100,000 and over	135,269	68,632	48,461	17,780	396
Other time certificates	161,601	67,458	68,132	24,205	1,806
Total	$408,717	200,190	149,796	52,701	6,030

The following table provides information concerning LCNB's commitments at December 31, 2018:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$28,015	28,015	—	—	—
Unused lines of credit	216,727	73,815	68,937	22,052	51,923
Standby letters of credit	1,080	1,080	—	—	—
Total	$245,822	102,910	68,937	22,052	51,923

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. Information summarizing the regulatory capital of the Bank at December 31, 2018 and 2017 and corresponding regulatory minimum requirements is included in Note 15 - Regulatory Matters of the consolidated financial statements.

The FDIC, the insurer of deposits in financial institutions, has adopted a risk-based insurance premium system based in part on an institution's capital adequacy. Under this system, a depository institution is required to pay successively higher premiums depending on its capital levels and its supervisory rating by its primary regulator. It is management's intention to maintain sufficient capital to permit the Bank to maintain a "well capitalized" designation, which is the FDIC's highest rating.

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

Under the Market Repurchase Program, LCNB was originally authorized to purchase up to 200,000 shares of its stock, as restated for a 100% stock dividend issued in May, 2007, through market transactions with a selected stockbroker.  On November 14, 2005, the Board of Directors extended the Market Repurchase Program by increasing the shares authorized for repurchase to 400,000 total shares, as restated for a stock dividend.  Through December 31, 2018, 290,444 shares, as restated for the stock dividend, had been purchased under this program.  No shares were purchased under this program during 2018.

The Private Sale Repurchase Program is available to shareholders who wish to sell large blocks of stock at one time.  Because LCNB's stock is not widely traded, a shareholder releasing large blocks may not be able to readily sell all shares through normal procedures.  Purchases of blocks will be considered on a case-by-case basis and will be made at prevailing market prices.  A total of 487,418 shares, as restated for the stock dividend, had been purchased under this program at December 31, 2018, with 21,400 shares having been purchased during 2018.

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2018 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of fixed-rate mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co and Columbus First Bancorp, Inc.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Fair Value Accounting for Debt Securities.  Debt securities classified as available-for-sale are carried at estimated fair value.  Unrealized gains and losses, net of taxes, are reported as accumulated other comprehensive income or loss in shareholders’ equity.  Fair value is estimated using market quotations for U.S. Treasury investments.  Fair value for the majority of the remaining available-for-sale securities is estimated using the discounted cash flow method for each security with discount rates based on rates observed in the market.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  Management considers the results of any downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2018 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income and a decrease in interest rates at all shock levels will have a negative effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 400	$60,699	3,157	5.49%
Up 300	59,918	2,376	4.13%
Up 200	59,104	1,562	2.71%
Up 100	58,328	786	1.37%
Base	57,542	—	—%
Down 100	56,873	(669)	(1.16)%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2018 EVE analysis indicates that an increase or decrease in interest rates would have a positive effect on the EVE for all shock levels.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 400	$221,236	3,637	1.67%
Up 300	222,913	5,314	2.44%
Up 200	223,365	5,766	2.65%
Up 100	221,683	4,084	1.88%
Base	217,599	—	—%
Down 100	218,042	443	0.20%

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

Management assessed LCNB’s internal controls as of December 31, 2018, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, LCNB’s internal control over financial reporting met the criteria.

BKD LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2018.

Submitted by:

LCNB Corp.

/s/ Steve P. Foster	/s/ Robert C. Haines II
Steve P. Foster	Robert C. Haines II
Chief Executive Officer	Executive Vice President &
March 6, 2019	Chief Financial Officer
March 6, 2019

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
LCNB Corp.
Lebanon, Ohio

Opinion on the Internal Control Over Financial Reporting
We have audited LCNB Corp.’s (Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 6, 2019, expressed an unqualified opinion thereon.
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
March 6, 2019

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
LCNB Corp.
Lebanon, Ohio

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LCNB Corp. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 6, 2019

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2018	2017
ASSETS:
Cash and due from banks	$18,310	21,159
Interest-bearing demand deposits	1,730	4,227
Total cash and cash equivalents	20,040	25,386

Interest-bearing time deposits	996	—
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,078	2,160
Equity securities without a readily determinable fair value, at cost	2,099	1,099
Debt securities, available-for-sale, at fair value	238,421	275,213
Debt securities, held-to-maturity, at cost	29,721	32,571
Federal Reserve Bank stock, at cost	4,653	2,732
Federal Home Loan Bank stock, at cost	4,845	3,638
Loans, net	1,194,577	845,657
Premises and equipment, net	32,627	34,927
Goodwill	59,221	30,183
Core deposit and other intangibles	5,042	3,799
Bank owned life insurance	28,723	27,985
Other assets	13,884	10,288
TOTAL ASSETS	$1,636,927	1,295,638

LIABILITIES:
Deposits:
Non-interest-bearing	$322,571	283,212
Interest-bearing	978,348	802,609
Total deposits	1,300,919	1,085,821
Short-term borrowings	56,230	47,000
Long-term debt	47,032	303
Accrued interest and other liabilities	13,761	12,243
TOTAL LIABILITIES	1,417,942	1,145,367

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value; authorized 19,000,000 shares at December 31, 2018 and 2017; issued 14,070,303 and 10,776,686 shares at December 31, 2018 and 2017, respectively	141,170	76,977
Retained earnings	94,547	87,301
Treasury shares at cost, 775,027 and 753,627 shares at December 31, 2018 and 2017, respectively	(12,013)	(11,665)
Accumulated other comprehensive loss, net of taxes	(4,719)	(2,342)
TOTAL SHAREHOLDERS' EQUITY	218,985	150,271

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,636,927	1,295,638

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2018	2017	2016
INTEREST INCOME:
Interest and fees on loans	$47,489	36,571	35,600
Dividends on equity securities:
With a readily determinable fair value	65	63	66
Without a readily determinable fair value	39	26	49
Interest on debt securities:
Taxable	3,666	4,239	4,467
Non-taxable	2,686	3,130	3,199
Other investments	649	434	369
TOTAL INTEREST INCOME	54,594	44,463	43,750

INTEREST EXPENSE:
Interest on deposits	5,753	3,378	3,440
Interest on short-term borrowings	311	209	38
Interest on long-term debt	361	12	26
TOTAL INTEREST EXPENSE	6,425	3,599	3,504
NET INTEREST INCOME	48,169	40,864	40,246
PROVISION FOR LOAN LOSSES	923	215	913
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	47,246	40,649	39,333

NON-INTEREST INCOME:
Fiduciary income	3,958	3,473	3,286
Service charges and fees on deposit accounts	5,590	5,236	5,008
Net gains (losses) on sales of securities	(8)	233	1,082
Bank owned life insurance income	738	867	746
Net gains from sales of loans	223	166	244
Other operating income	549	483	487
TOTAL NON-INTEREST INCOME	11,050	10,458	10,853

NON-INTEREST EXPENSE:
Salaries and employee benefits	21,279	18,585	18,215
Equipment expenses	1,138	1,172	1,048
Occupancy expense, net	2,861	2,613	2,271
State financial institutions tax	1,197	1,137	1,114
Marketing	1,119	873	696
Amortization of intangibles	922	751	753
FDIC premiums	419	423	547
ATM expense	580	572	721
Computer maintenance and supplies	990	882	790
Telephone expense	649	735	746
Contracted services	1,547	1,255	1,033
Other real estate owned	20	10	624
Merger-related expenses	2,123	118	—
Other non-interest expense	5,658	4,737	4,703
TOTAL NON-INTEREST EXPENSE	40,502	33,863	33,261

INCOME BEFORE INCOME TAXES	17,794	17,244	16,925
PROVISION FOR INCOME TAXES	2,949	4,272	4,443
NET INCOME	$14,845	12,972	12,482

Earnings per common share:
Basic	$1.24	1.30	1.26
Diluted	1.24	1.29	1.25

Weighted average common shares outstanding:
Basic	11,935,350	10,005,575	9,948,057
Diluted	11,942,253	10,012,511	9,976,370

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2018	2017	2016
Net income	$14,845	12,972	12,482

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of tax expense (benefit) of $(516), $285, and $(1,242) for 2018, 2017, and 2016, respectively)	(1,939)	585	(2,390)

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of tax expense (benefit) of $(2), $81, and $370 for 2018, 2017 and 2016, respectively)	6	(152)	(712)

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of tax expense (benefit) of $21, $(53), and $128 for 2018, 2017, and 2016, respectively)	81	(158)	249

Other comprehensive income (loss)	(1,852)	275	(2,853)

TOTAL COMPREHENSIVE INCOME	$12,993	13,247	9,629

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized loss on securities available-for-sale	$(4,631)	(2,200)	(2,633)
Net unfunded benefit (liability) for nonqualified pension plan	(88)	(142)	16
Balance at year-end	$(4,719)	(2,342)	(2,617)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2015	9,925,547	$76,908	74,629	(11,665)	236	140,108
Net income			12,482			12,482
Other comprehensive loss, net of taxes					(2,853)	(2,853)
Dividend Reinvestment and Stock Purchase Plan	21,088	379				379
Repurchase of stock warrants		(1,545)				(1,545)
Exercise of stock options	51,390	592				592
Excess tax benefit on exercise and forfeiture of stock options		61				61
Compensation expense relating to stock options		5				5
Compensation expense relating to restricted stock	—	90				90
Common stock dividends, $0.64 per share			(6,375)			(6,375)
Balance, December 31, 2016	9,998,025	76,490	80,736	(11,665)	(2,617)	142,944

Net income			12,972			12,972
Other comprehensive income, net of taxes					275	275
Dividend Reinvestment and Stock Purchase Plan	17,609	360				360
Exercise of stock options	3,398	51				51
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock	4,027	75				75
Common stock dividends, $0.64 per share			(6,407)			(6,407)
Balance, December 31, 2017	10,023,059	76,977	87,301	(11,665)	(2,342)	150,271

Cumulative effect of changes in accounting principles (1)			525		(525)	—
Balance at December 31, 2017, as adjusted	10,023,059	76,977	87,826	(11,665)	(2,867)	150,271
Net income			14,845			14,845
Other comprehensive loss, net of taxes					(1,852)	(1,852)
Dividend Reinvestment and Stock Purchase Plan	22,936	416				416
Stock issued for acquisition of Columbus First Bancorp, Inc.	3,253,060	63,598				63,598
Exercise of stock options	6,987	72				72
Repurchase of common stock	(21,400)			(348)		(348)
Compensation expense relating to restricted stock	10,634	107				107
Common stock dividends, $0.65 per share			(8,124)			(8,124)
Balance, December 31, 2018	13,295,276	$141,170	94,547	(12,013)	(4,719)	218,985

(1) Represents the impact of adopting Accounting Standards Update No. 2018-02 and No. 2016-01. See Note 1 of the consolidated financial statements for more information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,845	12,972	12,482
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	4,073	3,308	2,557
Provision for loan losses	923	215	913
Impact of Tax Cuts and Jobs Act on Accumulated Other Comprehensive Income	—	486	—
Deferred income tax provision (benefit)	228	1,478	928
Increase in cash surrender value of bank owned life insurance	(738)	(760)	(746)
Bank owned life insurance death benefits in excess of cash surrender value	—	(107)	—
Realized (gain) loss from equity securities	73	(15)	(8)
Realized (gain) loss from sales of debt securities available-for-sale	8	(218)	(1,074)
Realized loss from sale of premises and equipment	575	113	33
Realized loss from sale and impairment of other real estate owned and repossessed assets	14	3	534
Origination of mortgage loans for sale	(8,924)	(7,513)	(11,217)
Realized gains from sales of loans	(223)	(166)	(244)
Proceeds from sales of loans	9,033	7,588	11,353
Penalty for prepayment of long-term debt	—	—	251
Compensation expense related to stock options	—	1	5
Compensation expense related to restricted stock	107	75	90
Changes in:
Accrued income receivable	215	(4)	(216)
Other assets	(1,811)	(269)	(791)
Other liabilities	1,344	948	634
TOTAL ADJUSTMENTS	4,897	5,163	3,002
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	19,742	18,135	15,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	127	43	173
Proceeds from sales of debt securities available-for-sale	8,545	43,203	92,282
Proceeds from maturities and calls of debt securities:
Available-for-sale	24,249	25,012	84,529
Held-to-maturity	6,281	14,057	6,640
Purchases of equity securities	(1,118)	(80)	(204)
Purchases of debt securities:
Available-for-sale	—	(26,932)	(124,730)
Held-to-maturity	(3,431)	(5,625)	(25,010)
Proceeds from maturities of interest-bearing time deposits	9,354	—	—
Purchase of Federal Reserve Bank stock	(1,921)	—	—
Net increase in loans	(65,842)	(29,692)	(48,153)
Purchase of bank owned life insurance	—	—	(4,000)
Proceeds from bank owned life insurance mortality benefits	—	189	—
Proceeds from sales of other real estate owned and repossessed assets	21	971	526
Additions to other real estate owned	—	—	(182)
Purchases of premises and equipment	(600)	(6,617)	(9,450)
Proceeds from sales of premises and equipment	651	272	63
Net cash received from acquisition of Columbus First Bancorp, Inc.	12,896	—	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,788)	14,801	(27,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(29,332)	(25,084)	23,745
Net increase (decrease) in short-term borrowings	(770)	4,960	4,653
Proceeds from long-term debt	31,000	—	—
Principal payments on long-term debt	(7,214)	(295)	(5,349)
Penalty for prepayment of long-term debt	—	—	(251)
Proceeds from issuance of common stock	65	41	52
Repurchase of common stock	(348)	—	—
Repurchase of stock warrants	—	—	(1,545)
Proceeds from exercise of stock options	72	51	592
Excess tax benefit from exercise of stock options and vesting of restricted common stock	—	—	61
Cash dividends paid on common stock	(7,773)	(6,088)	(6,048)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,300)	(26,415)	15,910
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,346)	6,521	3,878
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,386	18,865	14,987
CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,040	25,386	18,865

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31,
(Dollars in thousands)

	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$5,908	3,577	3,542
Income taxes	1,950	2,185	4,420

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	244	974	32

LCNB purchased all of the common stock of Columbus First Bancorp, Inc. on May 31, 2018. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	342,256
Less common stock issued	63,598
Less cash paid for the common stock	783
Liabilities assumed	277,875
 The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company" or “LCNB”), an Ohio corporation formed in December 1998, is a financial holding company whose principal activity is the ownership of LCNB National Bank (the "Bank").  The Bank was founded in 1877 and provides full banking services, including trust and brokerage services, to customers primarily in Southwestern Ohio and Franklin County Ohio and contiguous areas.

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

INVESTMENT SECURITIES
Certain municipal debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost.  Debt securities not classified as held-to-maturity are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a separate component of shareholders’ equity.  Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the level-yield method.  Realized gains or losses from the sale of securities are recorded on the trade date and are computed using the specific identification method.

Declines in the fair value of securities below their cost that are deemed to be other-than-temporarily impaired, and for which the Company does not intend to sell the securities and it is not more likely than not that the securities will be sold before the anticipated recovery of the impairment, are separated into losses related to credit factors and losses related to other factors.  The losses related to credit factors are recognized in earnings and losses related to other factors are recognized in other comprehensive income.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company's consolidated statements of income as of December 31, 2018, 2017, and 2016, do not reflect any such impairment.

Beginning January 1, 2018, equity securities are measured at fair value with changes in fair value recognized in net income.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
December 31, 2018
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

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation.  Land is stated at cost. Depreciation is computed on both the straight-line and accelerated methods over the estimated useful lives of the assets, generally 15 to 40 years for premises and 3 to 10 years for equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs incurred for maintenance and repairs are expensed as incurred. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be recoverable.

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
December 31, 2018
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

BANK OWNED LIFE INSURANCE
The Company has purchased life insurance policies on certain officers of the Company.  The Company is the beneficiary of these policies and has recorded the estimated cash surrender value in other assets in the consolidated balance sheets.  Income on the policies, based on the increase in cash surrender value and any incremental death benefits, is included in non-interest income in the consolidated statements of income.

AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP
LCNB has elected to account for its investment in an affordable housing tax credit limited partnership using the proportional amortization method described in FASB Accounting Standards Update ("ASU") 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (A Consensus of the FASB Emerging Issues Task Force)." Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The investment in the limited partnership is included in other assets and the unfunded amount is included in accrued interest and other liabilities in LCNB's consolidated balance sheets.

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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items, including loans and debt securities, at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company did not select any financial instruments for the fair value election in 2018 or 2017.

Beginning January 1, 2018, equity securities are required to be measured at fair value with changes in fair value recognized in net income.

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
December 31, 2018
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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
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
December 31, 2018
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Adoption of ASU No. 2016-01 did not have a material impact on LCNB's results of operations or financial position. Upon adoption on January 1, 2018, LCNB reclassified net unrealized gain on equity securities, net of taxes, of $33,000 from accumulated other comprehensive income into retained earnings. Before adoption, equity securities were included with investment securities, available for sale in the consolidated balance sheets and dividends received were included in interest on investment securities, taxable in the consolidated statements of income. After adoption, equity securities are separate line items in the consolidated balance sheets and the consolidated statements of income. Changes in the fair value of equity securities are included in other operating income in the consolidated statements of income.

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
December 31, 2018
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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE
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

The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. As of January 1, 2019, LCNB recognized discounted right of use assets and lease liabilities totaling approximately $5.9 million for the leases disclosed in Note 8 - Leases.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASU No. 2016-13 will take effect for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While LCNB's Loan Committee expects that the implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, it is continuing to evaluate the potential impact on LCNB's results of operations and financial position. The Loan Committee has completed analyzing its data collection efforts and is currently analyzing its pool segmentation and reporting mechanisms to prepare for adoption of this ASU. The financial statement impact of this new standard cannot be reasonably estimated at this time.

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
December 31, 2018
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – ACQUISITIONS

On December 20, 2017, LCNB and Columbus First Bancorp, Inc. (“CFB”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which CFB merged with and into LCNB on May 31, 2018. LCNB entered into this transaction with the expectation that it would be accretive to income and expand its presence in the Columbus market area. Immediately following the merger of CFB into LCNB, Columbus First Bank, a wholly-owned subsidiary of CFB, merged into the Bank. Columbus First Bank operated from one full-service office located in Worthington, Ohio. That office became a branch of the Bank after the merger.

Under the terms of the Merger Agreement, the shareholders of CFB received two shares of LCNB common shares for each outstanding CFB common share. Unexercised stock options of CFB were canceled in exchange for a cash payment.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 2 – ACQUISITIONS (Continued)

The merger with CFB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date. The estimated fair values reported in LCNB's Form 10-Q for the quarterly period ended June 30, 2018 were preliminary, as the pricing study had not been finalized at that time. The following table summarizes the preliminary balances at June 30, 2018, revisions to the preliminary balances, and the balances at December 31, 2018 (in thousands):

	June 30, 2018	Fair Value Adjustments	December 31, 2018
Consideration Paid:
Common shares issued (3,253,060 shares issued at $19.55 per share)	63,598	—	63,598
Cash paid to cancel share based payment awards	783	—	783
	64,381	—	64,381

Identifiable Assets Acquired:
Cash and cash equivalents	13,679	—	13,679
Interest-bearing time deposits	10,350	—	10,350
Federal Home Loan Bank stock	1,207	—	1,207
Loans, net	282,748	(615)	282,133
Loans held for sale, net	1,819	—	1,819
Premises and equipment	102	—	102
Core deposit intangible	2,089	88	2,177
Other real estate owned	35	—	35
Deferred income taxes	—	352	352
Other assets	2,022	(658)	1,364
Total identifiable assets acquired	314,051	(833)	313,218

Liabilities Assumed:
Deposits	245,036	(606)	244,430
Short-term borrowings	10,000	—	10,000
Long-term debt	22,920	23	22,943
Deferred income taxes	200	(200)	—
Other liabilities	491	11	502
Total liabilities assumed	278,647	(772)	277,875

Total Identifiable Net Assets Acquired	35,404	(61)	35,343

Goodwill resulting from merger	28,977	61	29,038

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 2 – ACQUISITIONS (Continued)

The core deposit intangible will be amortized over the estimated weighted average economic life of the various core deposit types.

Direct costs related to the acquisition were expensed as incurred and are recorded as a merger-related expense in the consolidated statements of income.

CFB's results of operations are included in the consolidated statements of income from the date of the merger. The amount of CFB's revenue (net interest income plus non-interest income) and net income, excluding merger-related expenses, included in LCNB's consolidated condensed statement of income for the year ended December 31, 2018 were as follows (in thousands):

Total revenue	$6,972
Net income	3,896

The following table presents unaudited pro forma information as if the merger with CFB had occurred on January 1, 2016 (in thousands). This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of the core deposit intangible, and related income tax effects. It does not include merger and data conversion costs. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with CFB occurred in 2016. In particular, expected operational cost savings are not reflected in the pro forma amounts.

	2018	2017	2016
Total revenue	$64,558	63,779	61,602
Net income	17,858	15,852	14,407
Basic earnings per common share	1.22	1.20	1.09
Diluted earnings per common share	1.22	1.19	1.09

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of equity and debt securities at December 31 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2018
Debt Securities Available-for-Sale:
U.S. Treasury notes	$2,278	—	43	2,235
U.S. Agency notes	80,708	—	2,368	78,340
U.S. Agency mortgage-backed securities	57,584	7	1,981	55,610
Municipal securities:
Non-taxable	86,059	77	1,422	84,714
Taxable	17,654	102	234	17,522
	$244,283	186	6,048	238,421

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$26,021	84	635	25,470
Taxable	3,700	—	146	3,554
	$29,721	84	781	29,024

2017
Equity Securities with a Readily Determinable Fair Value:
Mutual funds	$1,586	2	46	1,542
Trust preferred securities	49	1	—	50
Equity securities	475	97	4	568
	$2,110	100	50	2,160

Debt Securities Available-for-Sale:
U.S. Treasury notes	$2,283	—	24	2,259
U.S. Agency notes	84,837	57	1,633	83,261
U.S. Agency mortgage-backed securities	68,347	33	1,227	67,153
Municipal securities:
Non-taxable	102,849	343	1,018	102,174
Taxable	20,313	175	122	20,366
	$278,629	608	4,024	275,213

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$28,871	101	227	28,745
Taxable	3,700	—	95	3,605
	$32,571	101	322	32,350

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Information concerning debt securities with gross unrealized losses at December 31, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2018
Available-for-Sale:
U.S. Treasury notes	$—	—	2,235	43
U.S. Agency notes	4,988	7	73,351	2,361
U.S. Agency mortgage-backed securities	137	—	55,217	1,981
Municipal securities:
Non-taxable	14,264	49	58,211	1,373
Taxable	—	—	14,407	234
	$19,389	56	203,421	5,992

Held-to-Maturity:
Municipal securities:
Non-taxable	$366	1	18,588	634
Taxable	400	1	3,154	145
	$766	2	21,742	779

2017
Available-for-Sale:
U.S. Treasury notes	$2,259	24	—	—
U.S. Agency notes	33,651	344	44,560	1,289
U.S. Agency mortgage-backed securities	24,433	142	41,080	1,085
Municipal securities:
Non-taxable	36,348	315	24,197	703
Taxable	11,068	114	1,032	8
	$107,759	939	110,869	3,085

Held-to-Maturity:
Municipal securities:
Non-taxable	$9,824	133	3,542	94
Taxable	—	—	3,205	95
	$9,824	133	6,747	189
Management has determined that the unrealized losses at December 31, 2018 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Contractual maturities of debt securities at December 31, 2018 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14,768	14,699	3,200	3,195
Due from one to five years	112,871	110,829	3,143	3,069
Due from five to ten years	57,336	55,633	7,982	7,787
Due after ten years	1,724	1,650	15,396	14,973
	186,699	182,811	29,721	29,024
U.S. Agency mortgage-backed securities	57,584	55,610	—	—
	$244,283	238,421	29,721	29,024

Debt securities with a market value of $106,568,000 and $108,751,000 at December 31, 2018 and 2017, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of equity and debt securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2018	2017	2016
Proceeds from sales	$8,545	43,246	92,455
Gross realized gains	21	247	1,103
Gross realized losses	29	14	21

Beginning January 1, 2018, equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at December 31, 2018 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at December 31 are summarized as follows (in thousands):

	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,651	1,559	1,586	1,542
Trust preferred securities	—	—	49	50
Equity securities	471	519	475	568
Total equity securities with a readily determinable fair value	$2,122	2,078	2,110	2,160

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the year ended December 31, 2018 was as follows (in thousands):

Net losses recognized	$(73)
Less net realized gains on equity securities sold	20
Unrealized losses recognized and still held at period end	$(93)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 4 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2018	2017
Commercial and industrial	$77,740	36,057
Commercial, secured by real estate	740,647	527,947
Residential real estate	349,127	251,582
Consumer	17,283	17,450
Agricultural	13,297	15,194
Other loans, including deposit overdrafts	450	539
	1,198,544	848,769
Deferred origination costs, net	79	291
	1,198,623	849,060
Less allowance for loan losses	4,046	3,403
Loans-net	$1,194,577	845,657
Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (dollars in thousands):

	2018	2017
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	1,767	2,183
Residential real estate	1,007	604
Agricultural	177	178
Total non-accrual loans	2,951	2,965
Past-due 90 days or more and still accruing	149	—
Total non-accrual and past-due 90 days or more and still accruing	3,100	2,965
Accruing restructured loans	10,516	10,469
Total	$13,616	13,434

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.26%	0.35%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	1.14%	1.58%

Interest income that would have been recorded during 2018 and 2017 if loans on non-accrual status at December 31, 2018 and 2017 had been current and in accordance with their original terms was approximately $187,000 and $202,000, respectively.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 4 - LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2018
Allowance for loan losses:
Balance, beginning of year	$378	2,178	717	76	53	1	3,403
Provision charged to expenses	21	473	213	133	(7)	90	923
Losses charged off	—	(145)	(234)	(135)	—	(179)	(693)
Recoveries	1	239	71	13	—	89	413
Balance, end of year	$400	2,745	767	87	46	1	4,046

Individually evaluated for impairment	$10	3	49	—	—	—	62
Collectively evaluated for impairment	390	2,742	718	87	46	1	3,984
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$400	2,745	767	87	46	1	4,046

Loans:
Individually evaluated for impairment	$268	15,101	1,558	36	177	—	17,140
Collectively evaluated for impairment	76,609	718,709	344,751	17,363	13,135	114	1,170,681
Acquired credit impaired loans	922	6,315	3,229	—	—	336	10,802
Balance, end of year	$77,799	740,125	349,538	17,399	13,312	450	1,198,623

2017
Allowance for loan losses:
Balance, beginning of year	$350	2,179	885	96	60	5	3,575
Provision charged to expenses	(71)	348	(83)	(44)	(7)	72	215
Losses charged off	—	(462)	(225)	(90)	—	(138)	(915)
Recoveries	99	113	140	114	—	62	528
Balance, end of year	$378	2,178	717	76	53	1	3,403

Individually evaluated for impairment	$8	146	29	8	—	—	191
Collectively evaluated for impairment	370	2,032	688	68	53	1	3,212
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$378	2,178	717	76	53	1	3,403

Loans:
Individually evaluated for impairment	$303	11,289	1,351	47	177	—	13,167
Collectively evaluated for impairment	34,792	512,259	248,674	17,516	15,033	137	828,411
Acquired credit impaired loans	1,008	4,048	2,024	—	—	402	7,482
Balance, end of year	$36,103	527,596	252,049	17,563	15,210	539	849,060

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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

The risk characteristics of LCNB's material loan portfolio segments were as follows:

Commercial and Industrial Loans. LCNB’s commercial and industrial loan portfolio consists of loans for various purposes, including loans to fund working capital requirements (such as inventory and receivables financing) and purchases of machinery and equipment.  LCNB offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans, and lines of credit.  Most commercial and industrial loans have a fixed rate, with maturities ranging from one year to ten years. Commercial and industrial loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. Commercial and industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business.  Collateral, when obtained, may include liens on furniture, fixtures, equipment, inventory, receivables, or other assets.  As a result, such loans involve complexities, variables, and risks that require thorough underwriting and more robust servicing than other types of loans.

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

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one to four-family residential property.  Home equity lines of credit and mortgage loans secured by owner-occupied agricultural property are included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year or less draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable rate mortgage loans.  Adjustable rate loans are available with adjustment periods ranging between one to ten years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  Home equity lines of credit have a variable rate based on the Wall Street Journal prime rate plus a margin.

LCNB does not originate reverse mortgage loans or residential real estate loans generally considered to be “subprime.”

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 4 - LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
2018
Commercial & industrial	$74,530	89	3,180	—	77,799
Commercial, secured by real estate	718,233	768	21,124	—	740,125
Residential real estate	344,432	—	5,106	—	349,538
Consumer	17,381	—	18	—	17,399
Agricultural	13,116	—	196	—	13,312
Other	450	—	—	—	450
Total	$1,168,142	857	29,624	—	1,198,623

2017
Commercial & industrial	$35,683	176	244	—	36,103
Commercial, secured by real estate	506,833	2,180	18,583	—	527,596
Residential real estate	250,039	—	2,010	—	252,049
Consumer	17,522	—	41	—	17,563
Agricultural	14,233	—	977	—	15,210
Other	539	—	—	—	539
Total	$824,849	2,356	21,855	—	849,060

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 4 - LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
2018
Commercial & industrial	$626	173	—	799	77,000	77,799	—
Commercial, secured by real estate	347	141	347	835	739,290	740,125	—
Residential real estate	905	536	1,046	2,487	347,051	349,538	149
Consumer	14	—	—	14	17,385	17,399	—
Agricultural	19	—	178	197	13,115	13,312	—
Other	114	—	—	114	336	450	—
Total	$2,025	850	1,571	4,446	1,194,177	1,198,623	149

2017
Commercial & industrial	$—	—	—	—	36,103	36,103	—
Commercial, secured by real estate	124	—	598	722	526,874	527,596	—
Residential real estate	362	135	496	993	251,056	252,049	—
Consumer	29	2	—	31	17,532	17,563	—
Agricultural	—	—	177	177	15,033	15,210	—
Other	82	—	—	82	457	539	—
Total	$597	137	1,271	2,005	847,055	849,060	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 4 - LOANS (Continued)

Impaired loans, including acquired credit impaired loans, for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2018
With no related allowance recorded:
Commercial & industrial	$926	1,457	—	945	71
Commercial, secured by real estate	21,266	22,451	—	17,353	1,136
Residential real estate	4,122	4,872	—	3,580	258
Consumer	13	13	—	32	3
Agricultural	177	177	—	177	—
Other	336	475	—	379	41
Total	$26,840	29,445	—	22,466	1,509

With an allowance recorded:
Commercial & industrial	$264	269	10	279	17
Commercial, secured by real estate	150	150	3	153	11
Residential real estate	665	684	49	583	37
Consumer	23	23	—	24	1
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,102	1,126	62	1,039	66

Total:
Commercial & industrial	$1,190	1,726	10	1,224	88
Commercial, secured by real estate	21,416	22,601	3	17,506	1,147
Residential real estate	4,787	5,556	49	4,163	295
Consumer	36	36	—	56	4
Agricultural	177	177	—	177	—
Other	336	475	—	379	41
Total	$27,942	30,571	62	23,505	1,575

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 4 - LOANS (Continued)

	Average Recorded Investment	Interest Income Recognized
2016
With no related allowance recorded:
Commercial & industrial	$998	151
Commercial, secured by real estate	15,274	1,140
Residential real estate	3,736	369
Consumer	37	29
Agricultural	392	136
Other	481	77
Total	$20,918	1,902

With an allowance recorded:
Commercial & industrial	$341	19
Commercial, secured by real estate	4,194	257
Residential real estate	651	36
Consumer	43	3
Agricultural	—	—
Other	—	—
Total	$5,229	315

Total:
Commercial & industrial	$1,339	170
Commercial, secured by real estate	19,468	1,397
Residential real estate	4,387	405
Consumer	80	32
Agricultural	392	136
Other	481	77
Total	$26,147	2,217

Of the interest income recognized on impaired loans during 2018, 2017, and 2016, approximately $89,000, $28,000, and $51,000, respectively, were recognized on a cash basis. The Company continued to accrue interest on certain loans classified as impaired during 2018, 2017, and 2016 because they were restructured or considered well secured and in the process of collection.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 4 - LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2018			2017
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	3	505	505	1	18	9
Consumer	1	1	1	1	14	14
Totals	4	$506	$506	2	$32	$23

Post-modification balances of newly restructured troubled debt by type of modification for the years ended December 31 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
2018
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	380	—	—	—	125	505
Consumer	—	—	—	—	1	1
Total	$380	—	—	—	126	506

2017
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	9	—	9
Consumer	14	—	—	—	—	14
Total	$14	—	—	9	—	23

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the years ended December 31, 2018 and 2016. Two commercial, secured by real estate loans to the same borrower totaling $1,236,000 that were modified during the fourth quarter 2016 subsequently defaulted in February 2017.

All troubled debt restructurings are considered impaired loans. The allowance for loan loss on such restructured loans is based on the present value of future expected cash flows.

Information concerning the post-modification balances of loans that were modified during the year ended December 31 and that were determined to be troubled debt restructurings follows (in thousands):

	2018	2017
Impaired loans without a valuation allowance at the end of the period	380	—
Impaired loans with a valuation allowance at the end of the period	126	23

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 4 - LOANS (Continued)

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at December 31, 2018 and 2017 were approximately $97,685,000 and $92,818,000, respectively.

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

	2018	2017	2016
Balance, beginning of year	$396	428	488
Amount obtained through a merger	91	—	—
Amount capitalized to mortgage servicing rights	113	91	109
Amortization of mortgage servicing rights	(125)	(123)	(169)
Balance, end of year	$475	396	428

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 5 - ACQUIRED CREDIT IMPAIRED LOANS (continued)

The following table provides, as of December 31, the major classifications of loans acquired that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	2018	2017
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$13	20
Commercial, secured by real estate	818	848
Residential real estate	911	947
Other loans, including deposit overdrafts	—	—
Total	$1,742	1,815

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$503	988
Commercial, secured by real estate	1,547	1,699
Residential real estate	784	892
Other loans, including deposit overdrafts	336	402
Total	$3,170	3,981

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	1,396	1,501
Residential real estate	158	185
Other loans, including deposit overdrafts	—	—
Total	$1,554	1,686

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$406
Commercial, secured by real estate	2,554
Residential real estate	1,376
Other loans, including deposit overdrafts	—
Total	$4,336

Total
Commercial & industrial	$922	1,008
Commercial, secured by real estate	6,315	4,048
Residential real estate	3,229	2,024
Other loans, including deposit overdrafts	336	402
Total	$10,802	7,482

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at December 31 (in thousands):

	2018	2017
Outstanding balance	$13,371	9,065
Carrying amount	10,802	7,482

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 5 - ACQUIRED CREDIT IMPAIRED LOANS (continued)

Activity during 2018 and 2017 for the accretable discount related to acquired impaired loans is as follows (in thousands):

	2018	2017
Accretable discount, beginning of year	$669	1,080
Accretable discount acquired during period	151	—
Reclass from nonaccretable discount to accretable discount	4	564
Less disposals	—	(170)
Less accretion	(81)	(805)
Accretable discount, end of year	$743	669

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in other assets in the consolidated balance sheets.  Changes in other real estate owned were as follows (in thousands):

	2018	2017
Balance, beginning of year	$—	—
Additions	244	974
Additions due to merger	35	—
Reductions due to sales	(35)	(974)
Balance, end of year	$244	—

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at December 31, 2018 was $322,000.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2018	2017
Land	$8,000	8,190
Buildings	30,903	31,965
Equipment	16,089	15,648
Construction in progress	142	120
Total	55,134	55,923
Less accumulated depreciation	22,507	20,996
Premises and equipment, net	$32,627	34,927

Depreciation charged to expense was $1,776,000 in 2018, $1,549,000 in 2017, and $1,210,000 in 2016.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 8 - LEASES

Some of the Bank's branches, telephone equipment, and other equipment are leased under agreements expiring at various dates through 2050.  These leases are accounted for as operating leases.  The leases generally provide for renewal options and most require periodic changes in rental amounts based on various indices.  Minimum annual rentals for non-cancelable leases at December 31, 2018 that have terms in excess of one year were as follows (in thousands):

2019	$449
2020	412
2021	349
2022	212
2023	188
Thereafter	3,258
Total	$4,868

Rental expense for all leased branches and equipment was approximately $519,000 in 2018, $569,000 in 2017, and $545,000 in 2016.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Balance, beginning of year	$30,183	$30,183
Additions from acquisitions	29,038	—
Balance, end of year	$59,221	$30,183

Other intangible assets in the consolidated balance sheets at December 31, 2018 and 2017 were as follows (in thousands):

	2018			2017
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$8,544	3,977	4,567	6,458	3,055	3,403
Mortgage servicing rights	1,483	1,008	475	1,279	883	396
Total	$10,027	4,985	5,042	7,737	3,938	3,799

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2018 is as follows (in thousands):

2019	$1,154
2020	1,140
2021	1,123
2022	546
2023	487

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

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

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2018	2017
Affordable housing tax credit investment	$5,000	3,000
Less amortization	492	231
Net affordable housing tax credit investment	$4,508	2,769

Unfunded commitment	$3,372	2,257

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the Consolidated Balance Sheets.

LCNB expects to fund the unfunded commitment over eleven years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2018	2017	2016
Tax credits and other tax benefits recognized	$267	180	103
Tax credit amortization expense included in provision for income taxes	261	138	81

NOTE 11 - TIME DEPOSITS

Contractual maturities of time deposits at December 31, 2018 were as follows (in thousands):

2019	$136,090
2020	78,968
2021	37,625
2022	34,513
2023	7,472
Thereafter	2,202
$296,870

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2018 and 2017 was $39,361,000 and $17,759,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 12 - BORROWINGS

Funds borrowed from the FHLB at December 31 by year of maturity were as follows (dollars in thousands):

	Outstanding Balance	Average Rate
2018
2019	$6,052	1.74%
2020	18,988	2.40%
2021	11,992	2.42%
2022	5,000	2.97%
2023	5,000	3.02%
Total	$47,032	2.45%

2017
2018	$248	2.82%
2019	55	2.82%
Total	$303	2.82%

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $303 million and $217 million at December 31, 2018 and 2017, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2018 was approximately $45.7 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Short-term borrowings at December 31 were as follows (dollars in thousands):

	2018		2017
	Amount	Rate	Amount	Rate
Line of credit	$4,230	3.00%	$—	—%
FHLB short-term advance	52,000	2.48%	47,000	1.43%
	$56,230	2.52%	$47,000	1.43%

At December 31, 2018, the Company had short-term borrowing arrangements with two financial institutions and the Federal Home Loan Bank of Cincinnati ("FHLB").  The first arrangement is a short-term line of credit for a maximum amount of $10 million at the interest rate in effect at the time of the borrowing.  The second arrangement is a short-term line of credit for a maximum amount of $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

Under the terms of the Cash Management Advance program with the FHLB, the Company can borrow up to $81.2 million in short-term advances, subject to total remaining borrowing capacity limitations.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   The interest rate is the published rate in effect at the time of the advance. This agreement expires on August 28, 2019.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 13 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2018	2017	2016
Income taxes currently payable	$2,721	3,018	3,515
Revaluation of net deferred tax liability	—	(224)	—
Deferred income tax provision (benefit)	228	1,478	928
Provision for income taxes	$2,949	4,272	4,443

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2018	2017	2016
Statutory tax rate	21.0%	34.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(3.1)%	(6.0)%	(6.3)%
Tax exempt income on bank owned life insurance	(0.9)%	(1.7)%	(1.5)%
Revaluation of net deferred tax liability	—%	(1.3)%	—%
Captive insurance premium income	(0.9)%	(0.9)%	—%
Other – net	0.5%	0.7%	0.1%
Effective tax rate	16.6%	24.8%	26.3%

Deferred tax assets and liabilities, included in the Consolidated Balance Sheets with other assets in 2018 and accrued interest and other liabilities in 2017, consist of the following at December 31 (in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan losses	$849	715
Net unrealized losses on investment securities available-for-sale	1,240	707
Fair value adjustment on loans acquired from mergers	723	238
Deferred compensation	706	760
Other	432	471
	3,950	2,891
Deferred tax liabilities:
Depreciation of premises and equipment	(1,551)	(1,672)
Amortization of intangibles	(1,499)	(1,030)
Prepaid expenses	(243)	(210)
Deferred loan fees	(1)	(1)
FHLB stock dividends	(216)	(216)
Fair value adjustment on securities acquired from mergers	(6)	(9)
	(3,516)	(3,138)
Net deferred tax (liabilities) assets	$434	(247)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 13 - INCOME TAXES (continued)

As of December 31, 2018 and 2017 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the three-year period ended December 31, 2018.

The Company is no longer subject to examination by federal tax authorities for years before 2015.

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among other changes, the Tax Act reduced the US Federal corporate tax rate from 35% to 21%. At December 31, 2017, the Company had substantially completed its accounting for the tax effects of enactment of the Tax Act. For deferred tax assets and liabilities, amounts were remeasured based on the rates expected to reverse in the future, which is 21%.

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2018	2017
Commitments to extend credit:
Commercial loans	$23,978	18,964
Other loans:
Fixed rate	2,961	2,747
Adjustable rate	1,077	1,150
Unused lines of credit:
Fixed rate	31,446	20,984
Adjustable rate	169,031	90,147
Unused overdraft protection amounts on demand and NOW accounts	16,249	16,441
Standby letters of credit	1,080	294
	$245,822	150,727

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; residential realty; and income-producing commercial properties.

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of December 31, 2018 totaled approximately $185,000.

The Company and the Bank are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to LCNB's consolidated financial position or results of operations.

NOTE 15 - REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2018 and 2017, the Bank maintained average reserve balances of $4,982,000 and $7,924,000, respectively.  The reserve balances at December 31, 2018 and 2017 were $1,433,000 and $1,422,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2019, the restrictions generally limit dividends to the aggregate of net income for the year 2019 plus the net earnings retained for 2018 and 2017.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2018, approximately $21,379,000 of the Bank’s earnings retained was available for dividends in 2019 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

A new rule requiring a Capital Conservation Buffer began phase-in on January 1, 2016 and was fully implemented at the beginning of 2019. Under the fully-implemented rule, a financial institution will need to maintain a Capital Conservation Buffer composed of Common Equity Tier 1 Capital of at least 2.5% above its minimum risk-weighted capital requirements to avoid limitations on its ability to make capital distributions, including dividend payments to shareholders and certain discretionary bonus payments to executive officers. A financial institution with a buffer below 2.5% will be subject to increasingly stringent limitations on capital distributions as the buffer approaches zero.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 15 - REGULATORY MATTERS (continued)

As of the most recent notification from its regulators, the Bank was categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's category.

A summary of the regulatory capital of the Bank at December 31 follows (dollars in thousands):

	2018	2017
Regulatory Capital:
Shareholders' equity	215,395	148,163
Goodwill and other intangible assets	(63,788)	(32,906)
Accumulated other comprehensive loss	4,719	2,859
Tier 1 risk-based capital	156,326	118,116
Eligible allowance for loan losses	4,046	3,403
Total risk-based capital	160,372	121,519
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.65%	13.07%
Tier 1 capital to risk-weighted assets	12.65%	13.07%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	12.98%	13.45%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	9.96%	9.36%

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) for 2018 and 2017 were as follows (in thousands):

	2018			2017
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Balance at beginning of year	$(2,200)	(142)	(2,342)	(2,633)	16	(2,617)
Cumulative effect of changes in accounting principles	(498)	(27)	(525)	—	—	—
Balance at beginning of period, as adjusted	(2,698)	(169)	(2,867)	(2,633)	16	(2,617)
Before reclassifications	(1,939)	81	(1,858)	585	(158)	427
Reclassifications	6	—	6	(152)	—	(152)
Balance at end of year	$(4,631)	(88)	(4,719)	(2,200)	(142)	(2,342)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

Reclassifications out of accumulated other comprehensive income (loss) during 2018 and 2017 and the affected line items in the consolidated statements of income were as follows (in thousands):

	2018	2017	Affected Line Item in the Consolidated Statements of Income
Realized gain on sales of securities	$(8)	233	Net gain on sale of securities
Less provision for income taxes	(2)	81	Provision for income taxes
Reclassification adjustment, net of taxes	$(6)	152

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

The plan is at least 80% funded as of July 1, 2018 and 2017.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan. The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the years ended December 31 were as follows (in thousands):

	2018	2017	2016
Qualified noncontributory defined benefit retirement plan	$1,048	1,054	969
401(k) plan	457	374	359

The Company expects a minimum contribution of $160,000 to the qualified noncontributory defined benefit retirement plan in 2019.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2018, the amount of the liability for this plan was $99,000, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2018 and 2017 was $3,364,000 and $3,406,000, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2018 and 2017 is $1,092,000 and $1,249,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.2% in 2018 and 5.2% in 2017. The service cost associated with the plans was $0 for 2018, $0 for 2017, and $0 for 2016.  Interest costs were $59,000, $62,000, and $63,000 for 2018, 2017, and 2016, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2018	2017	2016
Service cost	$—	—	41
Interest cost	69	69	78
Amortization of unrecognized (gain) loss	16	—	168
Net periodic pension cost	$85	69	287

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2018	2017	2016
Projected benefit obligation at beginning of year	$1,971	1,727	1,843
Service cost	—	—	41
Interest cost	69	69	78
Actuarial (gain) or loss	(86)	238	(209)
Benefits paid	(54)	(63)	(26)
Projected benefit obligation at end of year	$1,900	1,971	1,727

Amounts recognized in other liabilities in the consolidated balance sheets for the nonqualified defined benefit retirement plan at December 31, 2018 and 2017 were $1,900,000 and $1,971,000, respectively.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2018 and 2017 was $1,900,000 and $1,971,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

Amounts recognized in accumulated other comprehensive income, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2018	2017	2016
Net actuarial (gain)/loss	$88	141	(16)
	$88	141	(16)

The estimated unrecognized net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2019 for the nonqualified defined benefit retirement plan is $16,000.

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2018	2017	2016
Benefit obligation:
Discount rate	4.22%	3.60%	4.14%
Salary increase rate	2.00%	2.00%	2.00%

Net periodic pension cost:
Discount rate	3.60%	4.14%	4.34%
Salary increase rate	2.00%	2.00%	2.00%
Amortization period in years	1.00	1.00	1.00
The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2019.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2018 are (in thousands):

2019	$132
2020	132
2021	132
2022	132
2023	132
2024-2028	641

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

LCNB has not granted stock options since 2012. Option awards granted to date under the 2002 Plan vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2018 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.00 - 12.99	13,278	11.98	2.1	13,278	11.98	2.1
	13,278	11.98	2.1	13,278	11.98	2.1

The following table summarizes stock option activity for the years indicated:

	2018			2017			2016
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at January 1,	20,265	11.42		24,669	$12.17		83,861	$12.39
Exercised	(6,987)	10.34		(3,398)	14.94		(51,390)	11.53
Expired	—	—		(1,006)	17.88		(7,802)	18.76
Outstanding at December 31,	13,278	11.98	$42	20,265	11.42	$183	24,669	12.17	$273
Exercisable at December 31,	13,278	11.98	42	20,265	11.42	183	22,924	12.13	255
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the years indicated (in thousands):

	2018	2017	2016
Intrinsic value of options exercised	$50	25	288
Cash received from options exercised	72	51	592
Tax benefit realized from options exercised	7	5	59

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016 was $0, $1,000, and $5,000, respectively. The related tax benefit for 2018, 2017, and 2016 was $0, $0, and $2,000, respectively. Compensation costs related to option awards were recognized in full during the first quarter 2017.

Restricted stock awards granted under the 2015 Plan were as follows:

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	8,817	$16.44	8,624	$15.47	16,038	$15.47
Granted	10,634	19.20	4,027	22.60	—	—
Vested	(2,493)	17.38	(3,834)	16.73	(7,414)	15.47
Forfeited	—	—	—	—	—	—
Outstanding at December 31,	16,958	$18.94	8,817	$16.44	8,624	$15.47

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

Total expense related to restricted stock awards included in salaries and wages in the consolidated statements of income for the years ended December 31, 2018, 2017, and 2016 was $107,000, $75,000, and $90,000 respectively. The related tax benefit for the years ended December 31, 2018, 2017, and 2016 was $23,000, $26,000, and $31,000, respectively. Unrecognized compensation expense for restricted stock awards was $181,000 at December 31, 2018 and is expected to be recognized over a period of 4.1 years.

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

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2018	2017	2016
Net income	$14,845	12,972	12,482
Less allocation of earnings and dividends to participating securities	18	7	13
Net income allocated to common shareholders	14,827	12,965	12,469

Weighted average common shares outstanding, gross	11,950,360	10,011,358	9,958,300
Less average participating securities	15,010	5,783	10,243
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	11,935,350	10,005,575	9,948,057
Add dilutive effect of:
Stock options	6,903	6,936	10,765
Stock warrants	—	—	17,548
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	11,942,253	10,012,511	9,976,370

Earnings per common share:
Basic	$1.24	1.30	1.26
Diluted	1.24	1.29	1.25

Options to purchase 12,962 shares of common stock at a weighted average price of $18.41 per share were outstanding at December 31, 2016 and were not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market prices of the common shares. There were no such options at December 31, 2018 or 2017.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 20 - RELATED PARTY TRANSACTIONS

LCNB has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectibility or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2018	2017
Beginning balance	$1,870	1,447
New loans and advances	419	669
Change in composition of related parties	1,052	—
Reductions	(903)	(246)
Ending Balance	$2,438	1,870
Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2018 and 2017 amounted to $2,849,000 and $5,698,000, respectively.

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2018
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$519	519	—	—
Mutual funds	39	39	—	—
Mutual funds measured at net asset value	1,520	1,520	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,235	2,235	—	—
U.S. Agency notes	78,340	—	78,340	—
U.S. Agency mortgage-backed securities	55,610	—	55,610	—
Municipal securities:
Non-taxable	84,714	—	84,714	—
Taxable	17,522	—	17,522	—
Total recurring fair value measurements	$240,499	4,313	236,186	—

Nonrecurring fair value measurements:
Impaired loans	$1,039	—	—	1,039
Other real estate owned and repossessed assets	244	—	—	244
Total nonrecurring fair value measurements	$1,283	—	—	1,283

2017
Recurring fair value measurement:
Equity securities with a readily determinable fair value:
Trust preferred securities	50	50	—	—
Equity securities	568	568	—	—
Mutual funds	23	23	—	—
Mutual funds measured at net asset value	1,519	1,519	—	—

Debt securities available-for-sale:
U.S. Treasury notes	$2,259	2,259	—	—
U.S. Agency notes	83,261	—	83,261	—
U.S. Agency mortgage-backed securities	67,153	—	67,153	—
Municipal securities:
Non-taxable	102,174	—	102,174	—
Taxable	20,366	—	20,366	—
Total recurring fair value measurements	$277,373	4,419	272,954	—

Nonrecurring fair value measurements:
Impaired loans	$3,359	—	—	3,359

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2018 and 2017 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2018
Impaired loans	$45	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	994	Discounted cash flows	Discount rate	8.25%	4.50%	6.86%
Other real estate owned	244	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

2017
Impaired loans	$1,753	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	1,606	Discounted cash flows	Discount rate	8.25%	3.25%	6.27%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2018
FINANCIAL ASSETS:
Cash and cash equivalents	$20,040	20,040	20,040	—	—
Debt securities, held-to-maturity	29,721	29,024	—	—	29,024
Federal Reserve Bank stock	4,653	4,653	4,653	—	—
Federal Home Loan Bank stock	4,845	4,845	4,845	—	—
Loans, net	1,194,577	1,183,041	—	—	1,183,041
Accrued interest receivable	4,317	4,317	—	4,317	—

FINANCIAL LIABILITIES:
Deposits	1,300,919	1,301,298	1,004,057	297,241	—
Short-term borrowings	56,230	56,230	56,230	—	—
Long-term debt	47,032	48,255	—	48,255	—
Accrued interest payable	690	690	—	690	—

2017
FINANCIAL ASSETS:
Cash and cash equivalents	$25,386	25,386	25,386	—	—
Debt securities, held-to-maturity	32,571	32,350	—	—	32,350
Federal Reserve Bank stock	2,732	2,732	2,732	—	—
Federal Home Loan Bank stock	3,638	3,638	3,638	—	—
Loans, net	845,657	813,368	—	—	813,368
Accrued interest receivable	3,511	3,511	—	3,511	—

FINANCIAL LIABILITIES:
Deposits	1,085,821	1,087,086	894,046	193,040	—
Short-term borrowings	47,000	47,000	47,000	—	—
Long-term debt	303	307	—	307	—
Accrued interest payable	329	329	—	329	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at December 31, 2018 and 2017.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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

Equity securities without a readily determinable fair value
Equity securities without a readily determinable fair value are measured at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer.

Debt securities, held-to-maturity
Fair values for debt securities, held-to-maturity are based on quoted market prices for similar securities and/or discounted cash flow analysis or other methods.

Federal Home Loan Bank and Federal Reserve Bank stock
The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the respective redemptive provisions.

Loans
The estimated fair value of loans as of December 31, 2018 follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation at that date discounted estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors. The fair value estimate shown as of December 31, 2017 used an “entry price” approach. The fair value calculation for that date discounted estimated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Consequently, the fair value disclosures for December 31, 2018 and 2017 are not directly comparable.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 22 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31
2018
Interest income	$11,142	12,538	15,070	15,844
Interest expense	954	1,170	1,967	2,334
Net interest income	10,188	11,368	13,103	13,510
Provision for loan losses	79	224	659	(39)
Net interest income after provision	10,109	11,144	12,444	13,549
Total non-interest income	2,636	2,791	2,921	2,702
Total non-interest expenses	9,549	10,711	10,317	9,925
Income before income taxes	3,196	3,224	5,048	6,326
Provision for income taxes	483	486	847	1,133
Net income	$2,713	2,738	4,201	5,193

Earnings per common share:
Basic	$0.27	0.25	0.32	0.40
Diluted	0.27	0.25	0.32	0.40

2017
Interest income	$10,864	10,934	11,055	11,610
Interest expense	877	861	908	953
Net interest income	9,987	10,073	10,147	10,657
Provision for loan losses	15	222	(12)	(10)
Net interest income after provision	9,972	9,851	10,159	10,667
Total non-interest income	2,430	2,790	2,659	2,579
Total non-interest expenses	7,968	8,611	8,672	8,612
Income before income taxes	4,434	4,030	4,146	4,634
Provision for income taxes	1,188	1,027	1,040	1,017
Net income	$3,246	3,003	3,106	3,617

Earnings per common share:
Basic	$0.32	0.30	0.31	0.37
Diluted	0.32	0.30	0.31	0.36

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., parent company only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2018	2017
Assets:
Cash on deposit with subsidiary	$715	308
Investment securities available-for-sale, at fair value	816	919
Investment in subsidiaries	216,830	148,850
Other assets	624	194
Total assets	$218,985	150,271

Liabilities	$—	—

Shareholders' equity	218,985	150,271
Total liabilities and shareholders' equity	$218,985	150,271

Condensed Statements of Income
Year ended December 31,	2018	2017	2016
Income:
Dividends from subsidiaries	$10,383	6,800	7,300
Interest and dividends	35	36	38
Net gain on sales of securities	—	14	8
Other income	(66)	—	—
Total income	10,352	6,850	7,346

Total expenses	1,668	1,290	1,014

Income before income tax expense/benefit and equity in undistributed income of subsidiaries	8,684	5,560	6,332
Income tax benefit	341	380	336
Equity in undistributed income of subsidiaries	5,820	7,032	5,814
Net income	$14,845	12,972	12,482

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Continued)
NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income	$14,845	12,972	12,482
Adjustments for non-cash items -
Increase in undistributed income of subsidiaries	(5,820)	(7,032)	(5,814)
Other, net	(383)	84	126
Net cash flows provided by operating activities	8,642	6,024	6,794

Cash flows from investing activities:
Purchases of equity securities	(90)	(54)	(177)
Proceeds from sales of equity securities	107	93	228
Investments in subsidiaries	—	(250)	—
Cash paid for business acquisition, net of cash received	(268)	—	—
Net cash flows provided by (used in) investing activities	(251)	(211)	51

Cash flows from financing activities:
Proceeds from issuance of common stock	416	360	379
Payments to repurchase common stock	(348)	—	—
Repurchase of stock warrants	—	—	(1,545)
Cash dividends paid on common stock	(8,124)	(6,407)	(6,375)
Other	72	51	653
Net cash flows used in financing activities	(7,984)	(5,996)	(6,888)
Net change in cash	407	(183)	(43)
Cash at beginning of year	308	491	534
Cash at end of year	$715	308	491

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2018 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2018, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None.

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement (the “Proxy Statement”) included in the Notice of Annual Meeting of Shareholders to be held April 23, 2019, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2018, are incorporated by reference into Part III.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2018 and 2017.
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017, and 2016.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2018, 2017, and 2016.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016.
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

3.1
Amended and Restated Articles of Incorporation of LCNB Corp., as amended. (This document represents the Amended and Restated Articles of Incorporation of LCNB Corp. in compiled form incorporating all amendments. The compiled document has not been filed with the Ohio Secretary of State.) – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, Exhibit 3.1.

3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292).
10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.5	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.7	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.
14.1	LCNB Corp. Code of Business Conduct and Ethics.

LCNB CORP. AND SUBSIDIARIES

(a) Exhibit No.	Exhibit Description
21	LCNB Corp. subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2018 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Steve P. Foster
Steve P. Foster, Chief Executive Officer
March 6, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Steve P. Foster	/s/ William G. Huddle
Steve P. Foster, Chief Executive Officer &	William G. Huddle, Director
Director (Principal Executive Officer)	March 6, 2019
March 6, 2019

/s/ Michael J Johrendt
/s/ Robert C. Haines II	Michael J. Johrendt, Director
Robert C. Haines II, Executive Vice President	March 6, 2019
& Chief Financial Officer
(Principal Financial and Accounting Officer)
March 6, 2019	/s/ William H. Kaufman
William H. Kaufman, Director
March 6, 2019
/s/ Spencer S. Cropper
Spencer S. Cropper
Chairman of the Board of Directors	/s/ John H. Kochensparger III
March 6, 2019	John H. Kochensparger III, Director
March 6, 2019

/s/ Eric J. Meilstrup
Eric J. Meilstrup, President & Director	/s/ Anne E. Krehbiel
March 6, 2019	Anne E. Krehbiel, Director
March 6, 2019

/s/ Mary E. Bradford
Mary E Bradford, Director	/s/ Valerie S. Krueckeberg
March 6, 2019	Valerie S. Krueckeberg, Director
March 6, 2019

Stephen P. Wilson, Director
March 6, 2019