Form 10-Q
period 2019-03-31
LCNB CORP
filed 2019-05-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 7, 2019 was 13,308,749 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS:
Cash and due from banks	$14,358	18,310
Interest-bearing demand deposits	5,169	1,730
Total cash and cash equivalents	19,527	20,040
Interest-bearing time deposits	747	996
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,185	2,078
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	217,668	238,421
Debt securities, held-to-maturity, at cost	32,363	29,721
Federal Reserve Bank stock, at cost	4,652	4,653
Federal Home Loan Bank stock, at cost	4,845	4,845
Loans, net	1,203,008	1,194,577
Premises and equipment, net	32,548	32,627
Operating lease right-of-use assets	5,348	—
Goodwill	59,221	59,221
Core deposit and other intangibles	4,760	5,042
Bank owned life insurance	28,905	28,723
Other assets	14,511	13,884
TOTAL ASSETS	$1,632,387	1,636,927

LIABILITIES:
Deposits:
Noninterest-bearing	$330,324	322,571
Interest-bearing	1,017,533	978,348
Total deposits	1,347,857	1,300,919
Short-term borrowings	—	56,230
Long-term debt	42,982	47,032
Operating lease liabilities	5,289	—
Accrued interest and other liabilities	12,241	13,761
TOTAL LIABILITIES	1,408,369	1,417,942

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,089,175 and 14,070,303 shares at March 31, 2019 and December 31, 2018, respectively	141,349	141,170
Retained earnings	96,912	94,547
Treasury shares at cost, 775,027 shares at March 31, 2019 and December 31, 2018	(12,013)	(12,013)
Accumulated other comprehensive loss, net of taxes	(2,230)	(4,719)
TOTAL SHAREHOLDERS' EQUITY	224,018	218,985
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,632,387	1,636,927

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet as of that day.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME:
Interest and fees on loans	$14,538	9,413
Dividends on equity securities:
With a readily determinable fair value	17	15
Without a readily determinable fair value	16	7
Interest on debt securities:
Taxable	869	931
Non-taxable	544	704
Interest on interest-bearing time deposits	5	—
Other investments	124	72
TOTAL INTEREST INCOME	16,113	11,142

INTEREST EXPENSE:
Interest on deposits	2,286	871
Interest on short-term borrowings	219	69
Interest on long-term debt	217	14
TOTAL INTEREST EXPENSE	2,722	954
NET INTEREST INCOME	13,391	10,188
(CREDIT) PROVISION FOR LOAN LOSSES	(105)	79
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,496	10,109

NON-INTEREST INCOME:
Fiduciary income	1,034	964
Service charges and fees on deposit accounts	1,308	1,305
Bank owned life insurance income	182	186
Gains from sales of loans	29	22
Other operating income	237	159
TOTAL NON-INTEREST INCOME	2,790	2,636

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,162	4,977
Equipment expenses	266	253
Occupancy expense, net	763	727
State franchise tax	438	303
Marketing	302	132
Amortization of intangibles	257	185
FDIC insurance premiums	126	99
Contracted services	464	315
Net loss from sales of debt securities, available-for-sale	18	—
Other real estate owned	3	2
Merger-related expenses	67	758
Other non-interest expense	1,852	1,798
TOTAL NON-INTEREST EXPENSE	10,718	9,549
INCOME BEFORE INCOME TAXES	5,568	3,196
PROVISION FOR INCOME TAXES	941	483
NET INCOME	$4,627	2,713

Dividends declared per common share	$0.17	0.16

Earnings per common share:
Basic	$0.35	0.27
Diluted	0.35	0.27
Weighted average common shares outstanding:
Basic	13,283,634	10,020,611
Diluted	13,287,338	10,028,588

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$4,627	2,713
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $659 and $(792) for the three months ended March 31, 2019 and 2018, respectively)	2,475	(2,979)
Reclassification adjustment for net realized loss on sale of available-for-sale securities included in net income (net of taxes of $4 for the three months ended March 31, 2019)	14	—
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $1 for the three months ended March 31, 2018)	—	3
Other comprehensive income (loss), net of tax	2,489	(2,976)
TOTAL COMPREHENSIVE INCOME	$7,116	(263)

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
For the Threee Months Ended March 31, 2019
Balance at December 31, 2018	13,295,276	$141,170	94,547	(12,013)	(4,719)	218,985
Net income			4,627			4,627
Other comprehensive income, net of taxes					2,489	2,489
Dividend Reinvestment and Stock Purchase Plan	6,368	109				109
Compensation expense relating to restricted stock	12,504	70				70
Common stock dividends, $0.17 per share			(2,262)			(2,262)
Balance at March 31, 2019	13,314,148	$141,349	96,912	(12,013)	(2,230)	224,018

For the Three Months Ended March 31, 2018
Balance at December 31, 2017	10,023,059	$76,977	87,301	(11,665)	(2,342)	150,271
Cumulative effect of changes in accounting principles (1)			525		(525)	—
Balance at December 31, 2017, as adjusted	10,023,059	$76,977	87,826	(11,665)	(2,867)	150,271
Net income			2,713			2,713
Other comprehensive loss, net of taxes					(2,976)	(2,976)
Dividend Reinvestment and Stock Purchase Plan	4,828	93				93
Exercise of stock options	2,631	33				33
Compensation expense relating to restricted stock	10,634	56				56
Common stock dividends, $0.16 per share			(1,606)			(1,606)
Balance at March 31, 2018	10,041,152	$77,159	88,933	(11,665)	(5,843)	148,584

(1) Represents the impact of adopting Accounting Standards Update No. 2018-02 and No. 2016-01.

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,627	2,713
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	747	988
(Credit) provision for loan losses	(105)	79
Deferred income tax provision (benefit)	51	(81)
Increase in cash surrender value of bank owned life insurance	(182)	(186)
Realized (gain) loss from equity securities	(93)	23
Realized loss from sales of debt securities, available-for-sale	18	—
Realized gain from sales of premises and equipment	—	(1)
Origination of mortgage loans for sale	(1,263)	(868)
Realized gains from sales of loans	(29)	(22)
Proceeds from sales of mortgage loans	1,280	879
Compensation expense related to restricted stock	70	56
Changes in:
Accrued income receivable	(1,072)	(692)
Other assets	(129)	(4)
Other liabilities	(1,597)	(1,468)
TOTAL ADJUSTMENTS	(2,304)	(1,297)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	2,323	1,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	331	65
Proceeds from sales of debt securities, available-for-sale	21,806	—
Proceeds from maturities and calls of debt securities:
Available-for-sale	1,790	3,124
Held-to-maturity	506	589
Purchases of equity securities	(345)	(71)
Purchases of debt securities:
Available-for-sale	—	—
Held-to-maturity	(3,148)	(520)
Proceeds from maturities of interest-bearing time deposits	249	—
Proceeds from redemption of Federal Reserve Bank stock	1	—
Net increase in loans	(8,191)	(7,488)
Purchases of premises and equipment	(335)	(86)
Proceeds from sale of premises and equipment	—	1
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,664	(4,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	46,938	37,642
Net decrease in short-term borrowings	(56,230)	(47,000)
Proceeds from long-term debt	—	6,000
Principal payments on long-term debt	(4,055)	(84)
Proceeds from issuance of common stock	14	11
Proceeds from exercise of stock options	—	33
Cash dividends paid on common stock	(2,167)	(1,524)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(15,500)	(4,922)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(513)	(7,892)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,040	25,386
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,527	17,494
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,607	976

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

The consolidated condensed balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet as of that day.

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

Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2018 Annual Report on Form 10-K filed with the SEC.

Accounting Changes
ASU No. 2016-02, "Leases (Topic 842)"
ASU No. 2016-02 was issued in February 2016 and was adopted by LCNB as of January 1, 2019. It requires a lessee to recognize in the statement of financial position a liability to make lease payments ("the lease liability") and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments.

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

LCNB adopted this update using a modified retrospective approach, as defined, and elected not to restate comparable prior periods. The update provides for a number of practical expedients that can be used to simplify the transition to the new standard. LCNB elected a package of practical expedients that allowed it to not reassess whether an existing contract is or contains a lease, to not reassess previous lease classifications, and to not reassess initial direct costs. LCNB also elected a practical expedient that allowed it to use hindsight when determining lease terms. LCNB did not elect a practical expedient that would have allowed it to not reassess certain land easements, as this expedient was not applicable to it.

LCNB has adopted an accounting policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. Lease expense for such leases will generally be recognized on a straight-line basis over the lease term.

Revenue Recognition
Accounting Standards Codification 606, "Revenue from Contracts with Customers" ("ASC 606") provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606. The adoption of ASC 606 did not result in a change to the accounting for any of LCNB's revenue streams that are within the scope of the amendments. Revenue-generating activities that are within the scope of ASC 606 and that are presented as non-interest income in LCNB's consolidated condensed statements of income include:

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

	June 30, 2018	Fair Value Adjustments	December 31, 2018
Consideration Paid:
Common shares issued (3,253,060 shares issued at $19.55 per share)	$63,598	—	63,598
Cash paid to cancel share based payment awards	783	—	783
	64,381	—	64,381

Identifiable Assets Acquired:
Cash and cash equivalents	13,679	—	13,679
Interest-bearing time deposits	10,350	—	10,350
Federal Home Loan Bank stock	1,207	—	1,207
Loans, net	282,748	(615)	282,133
Loans held for sale, net	1,819	—	1,819
Premises and equipment	102	—	102
Core deposit intangible	2,089	88	2,177
Other real estate owned	35	—	35
Deferred income taxes	—	352	352
Other assets	2,022	(658)	1,364
Total identifiable assets acquired	314,051	(833)	313,218

Liabilities Assumed:
Deposits	245,036	(606)	244,430
Short-term borrowings	10,000	—	10,000
Long-term debt	22,920	23	22,943
Deferred income taxes	200	(200)	—
Other liabilities	491	11	502
Total liabilities assumed	278,647	(772)	277,875

Total Identifiable Net Assets Acquired	35,404	(61)	35,343

Goodwill resulting from merger	$28,977	61	29,038

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the acquisition to reflect any new information obtained about facts and circumstances existing at the acquisition date. Any changes in the estimated fair values will be recognized in the period the adjustment is identified. There were no revisions during the first quarter 2019.

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

CFB's results of operations are included in the consolidated condensed statements of income from May 31, 2018, the date of the merger.

Note 3 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,276	—	19	2,257
U.S. Agency notes	75,681	—	1,231	74,450
U.S. Agency mortgage-backed securities	55,718	9	1,161	54,566
Municipal securities:
Non-taxable	70,068	163	516	69,715
Taxable	16,635	133	88	16,680
	$220,378	305	3,015	217,668

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$25,915	68	187	25,796
Taxable	6,448	36	53	6,431
	$32,363	104	240	32,227

December 31, 2018
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,278	—	43	2,235
U.S. Agency notes	80,708	—	2,368	78,340
U.S. Agency mortgage-backed securities	57,584	7	1,981	55,610
Municipal securities:
Non-taxable	86,059	77	1,422	84,714
Taxable	17,654	102	234	17,522
	$244,283	186	6,048	238,421

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$26,021	84	635	25,470
Taxable	3,700	—	146	3,554
	$29,721	84	781	29,024

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Available-for-Sale:
U.S. Treasury notes	$—	—	2,257	19
U.S. Agency notes	—	—	74,450	1,231
U.S. Agency mortgage-backed securities	111	—	54,245	1,161
Municipal securities:
Non-taxable	619	1	43,862	515
Taxable	—	—	13,001	88
	$730	1	187,815	3,014

Held-to-Maturity:
Municipal securities:
Non-taxable	$—	—	18,537	187
Taxable	—	—	3,247	53
	$—	—	21,784	240

December 31, 2018
Available-for-Sale:
U.S. Treasury notes	$—	—	2,235	43
U.S. Agency notes	4,988	7	73,351	2,361
U.S. Agency mortgage-backed securities	137	—	55,217	1,981
Municipal securities:
Non-taxable	14,264	49	58,211	1,373
Taxable	—	—	14,407	234
	$19,389	56	203,421	5,992

Held-to-Maturity:
Municipal securities:
Non-taxable	$366	1	18,588	634
Taxable	400	1	3,154	145
	$766	2	21,742	779

Management has determined that the unrealized losses at March 31, 2019 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Contractual maturities of debt securities at March 31, 2019 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$15,455	15,425	2,800	2,799
Due from one to five years	98,030	97,128	6,274	6,270
Due from five to ten years	49,458	48,863	7,982	7,946
Due after ten years	1,717	1,686	15,307	15,212
	164,660	163,102	32,363	32,227
U.S. Agency mortgage-backed securities	55,718	54,566	—	—
	$220,378	217,668	32,363	32,227

Debt securities with a market value of $168,251,000 and $106,568,000 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities, available-for-sale for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Proceeds from sales	21,806	—
Gross realized gains	58	—
Gross realized losses	76	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at March 31, 2019 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,349	1,299	1,651	1,559
Equity securities	780	886	471	519
Total equity securities with a readily determinable fair value	$2,129	2,185	2,122	2,078

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the three months ended March 31, 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net gains (losses) recognized	$93	(23)
Less net realized gains (losses) on equity securities sold	(6)	23
Unrealized gains (losses) recognized and still held at period end	$99	(46)

Note 4 - Loans

Major classifications of loans at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Commercial and industrial	$79,725	77,740
Commercial, secured by real estate	764,424	740,647
Residential real estate	334,227	349,127
Consumer	17,409	17,283
Agricultural	10,900	13,297
Other loans, including deposit overdrafts	409	450
Loans, gross	1,207,094	1,198,544
Deferred origination costs, net	40	79
Loans, net of deferred origination costs	1,207,134	1,198,623
Less allowance for loan losses	4,126	4,046
Loans, net	$1,203,008	1,194,577

Non-accrual, past-due, and accruing restructured loans as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	1,983	1,767
Residential real estate	862	1,007
Consumer	—	—
Agricultural	—	177
Total non-accrual loans	2,845	2,951
Past-due 90 days or more and still accruing	177	149
Total non-accrual and past-due 90 days or more and still accruing	3,022	3,100
Accruing restructured loans	8,136	10,516
Total	$11,158	13,616

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The allowance for loan losses for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2019
Balance, beginning of year	$400	2,745	767	87	46	1	4,046
(Credit) provision charged to expenses	51	57	(195)	(31)	(5)	18	(105)
Losses charged off	—	—	(33)	—	—	(31)	(64)
Recoveries	—	56	154	21	—	18	249
Balance, end of period	$451	2,858	693	77	41	6	4,126

Three Months Ended March 31, 2018
Balance, beginning of year	$378	2,178	717	76	53	1	3,403
(Credit) provision charged to expenses	15	(131)	186	8	(9)	10	79
Losses charged off	—	(29)	(35)	(11)	—	(31)	(106)
Recoveries	—	125	1	5	—	22	153
Balance, end of period	$393	2,143	869	78	44	2	3,529

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
March 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$9	2	29	—	—	—	40
Collectively evaluated for impairment	442	2,849	664	77	41	6	4,079
Acquired credit impaired loans	—	7	—	—	—	—	7
Balance, end of period	$451	2,858	693	77	41	6	4,126

Loans:
Individually evaluated for impairment	$258	11,487	1,305	34	—	—	13,084
Collectively evaluated for impairment	78,919	746,161	330,138	17,492	10,914	65	1,183,689
Acquired credit impaired loans	605	6,219	3,193	—	—	344	10,361
Balance, end of period	$79,782	763,867	334,636	17,526	10,914	409	1,207,134

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$10	3	49	—	—	—	62
Collectively evaluated for impairment	390	2,742	718	87	46	1	3,984
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$400	2,745	767	87	46	1	4,046

Loans:
Individually evaluated for impairment	$268	15,101	1,558	36	177	—	17,140
Collectively evaluated for impairment	76,609	718,709	344,751	17,363	13,135	114	1,170,681
Acquired credit impaired loans	922	6,315	3,229	—	—	336	10,802
Balance, end of period	$77,799	740,125	349,538	17,399	13,312	450	1,198,623

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

A breakdown of the loan portfolio by credit quality indicators at March 31, 2019 and December 31, 2018 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2019
Commercial & industrial	$78,062	192	1,528	—	79,782
Commercial, secured by real estate	743,661	758	19,448	—	763,867
Residential real estate	331,823	—	2,813	—	334,636
Consumer	17,504	—	22	—	17,526
Agricultural	10,883	—	31	—	10,914
Other	409	—	—	—	409
Total	$1,182,342	950	23,842	—	1,207,134

December 31, 2018
Commercial & industrial	$74,530	89	3,180	—	77,799
Commercial, secured by real estate	718,233	768	21,124	—	740,125
Residential real estate	344,432	—	5,106	—	349,538
Consumer	17,381	—	18	—	17,399
Agricultural	13,116	—	196	—	13,312
Other	450	—	—	—	450
Total	$1,168,142	857	29,624	—	1,198,623

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at March 31, 2019 and December 31, 2018 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
March 31, 2019
Commercial & industrial	$45	—	—	45	79,737	79,782	—
Commercial, secured by real estate	—	189	236	425	763,442	763,867	140
Residential real estate	631	34	555	1,220	333,416	334,636	37
Consumer	3	14	—	17	17,509	17,526	—
Agricultural	31	—	—	31	10,883	10,914	—
Other	65	—	—	65	344	409	—
Total	$775	237	791	1,803	1,205,331	1,207,134	177

December 31, 2018
Commercial & industrial	$626	173	—	799	77,000	77,799	—
Commercial, secured by real estate	347	141	347	835	739,290	740,125	—
Residential real estate	905	536	1,046	2,487	347,051	349,538	149
Consumer	14	—	—	14	17,385	17,399	—
Agricultural	19	—	178	197	13,115	13,312	—
Other	114	—	—	114	336	450	—
Total	$2,025	850	1,571	4,446	1,194,177	1,198,623	149

Impaired loans, including acquired credit impaired loans, at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$608	1,143	—	926	1,457	—
Commercial, secured by real estate	17,465	18,459	—	21,266	22,451	—
Residential real estate	3,886	4,583	—	4,122	4,872	—
Consumer	13	13	—	13	13	—
Agricultural	—	—	—	177	177	—
Other	344	475	—	336	475	—
Total	$22,316	24,673	—	26,840	29,445	—

With an allowance recorded:
Commercial & industrial	$255	261	9	264	269	10
Commercial, secured by real estate	241	427	9	150	150	3
Residential real estate	612	637	29	665	684	49
Consumer	21	21	—	23	23	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$1,129	1,346	47	1,102	1,126	62

Total:
Commercial & industrial	$863	1,404	9	1,190	1,726	10
Commercial, secured by real estate	17,706	18,886	9	21,416	22,601	3
Residential real estate	4,498	5,220	29	4,787	5,556	49
Consumer	34	34	—	36	36	—
Agricultural	—	—	—	177	177	—
Other	344	475	—	336	475	—
Total	$23,445	26,019	47	27,942	30,571	62

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three months ended March 31, 2019 and 2018 (in thousands):

	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31,
With no related allowance recorded:
Commercial & industrial	$767	7	639	11
Commercial, secured by real estate	18,302	199	14,991	196
Residential real estate	3,916	47	2,791	45
Consumer	13	—	6	—
Agricultural	—	—	177	—
Other	340	9	407	11
Total	$23,338	262	19,011	263

With an allowance recorded:
Commercial & industrial	$259	4	291	4
Commercial, secured by real estate	244	12	157	3
Residential real estate	622	8	755	9
Consumer	22	—	41	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,147	24	1,244	17

Total:
Commercial & industrial	$1,026	11	930	15
Commercial, secured by real estate	18,546	211	15,148	199
Residential real estate	4,538	55	3,546	54
Consumer	35	—	47	1
Agricultural	—	—	177	—
Other	340	9	407	11
Total	$24,485	286	20,255	280

Of the interest income recognized on impaired loans during the three months ended March 31, 2019 and 2018, approximately $0 and $20,000, respectively, were recognized on a cash basis.

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

Loan modifications that were classified as TDRs during the three months ended March 31, 2019 and 2018 were as follows:

	2019			2018
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended March 31,
Commercial and industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	2	258	258	—	—	—
Residential real estate	2	54	54	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$312	312	—	$—	—

Post-modification balances of newly restructured troubled debt by type of modification for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
Three Months Ended March 31, 2019
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	258	258
Residential real estate	54	—	—	—	—	54
Consumer	—	—	—	—	—	—
Total	$54	—	—	—	258	312

Three Months Ended March 31, 2018
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	—	—	—	—	—

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three months ended March 31, 2019 and 2018 and that remained in default at period end.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Information concerning loans that were modified during the three months ended March 31, 2019 and 2018 and that were determined to be troubled debt restructurings follows (in thousands):

	2019	2018
Impaired loans without a valuation allowance at the end of the period	$312	—
Impaired loans with a valuation allowance at the end of the period	—	—

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at March 31, 2019 and December 31, 2018 were approximately $89,049,000 and $97,685,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at March 31, 2019 was $197,000.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Acquired Credit Impaired Loans (continued)

The following table provides at March 31, 2019 and December 31, 2018 the major classifications of acquired credit impaired loans that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	March 31, 2019	December 31, 2018
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$11	13
Commercial, secured by real estate	809	818
Residential real estate	900	911
Other loans, including deposit overdrafts	—	—
Loans, gross	1,720	1,742
Less allowance for loan losses	—	—
Loans, net	$1,720	1,742

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$229	503
Commercial, secured by real estate	1,513	1,547
Residential real estate	765	784
Other loans, including deposit overdrafts	344	336
Loans, gross	2,851	3,170
Less allowance for loan losses	—	—
Loans, net	$2,851	3,170

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	1,375	1,396
Residential real estate	152	158
Other loans, including deposit overdrafts	—	—
Loans, gross	1,527	1,554
Less allowance for loan losses	—	—
Loans, net	$1,527	1,554

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$365	406
Commercial, secured by real estate	2,522	2,554
Residential real estate	1,376	1,376
Other loans, including deposit overdrafts	—	—
Loans, gross	4,263	4,336
Less allowance for loan losses	7	—
Loans, net	$4,256	4,336

Total
Commercial & industrial	$605	922
Commercial, secured by real estate	6,219	6,315
Residential real estate	3,193	3,229
Other loans, including deposit overdrafts	344	336
Loans, gross	10,361	10,802
Less allowance for loan losses	7	—
Loans, net	$10,354	10,802

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Outstanding balance	$12,860	13,371
Carrying amount	10,354	10,802

Activity during the three months ended March 31, 2019 and 2018 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Accretable discount at beginning of period	743	669
Accretable discount acquired during period	—	—
Reclassification from nonaccretable discount to accretable discount	—	—
Disposals	1	—
Accretion	(25)	(34)
Accretable discount at end of period	719	635

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Affordable housing tax credit investment	$5,000	5,000
Less amortization	537	492
Net affordable housing tax credit investment	$4,463	4,508

Unfunded commitment	$3,151	3,372

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 11 years.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Affordable Housing Tax Credit Limited Partnership (continued)

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Tax credits and other tax benefits recognized	$84	56
Tax credit amortization expense included in provision for income taxes	45	56

Note 7 – Borrowings

Borrowings at March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$4,230	3.00%
FHLB short-term advances	—	—%	52,000	2.48%
FHLB long-term advances	42,982	2.52%	47,032	2.45%
	$42,982	2.52%	$103,262	2.49%

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $290 million and $303 million at March 31, 2019 and December 31, 2018, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings. Total remaining borrowing capacity at March 31, 2019 was approximately $101.8 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Note 8 - Leases

LCNB has operating leases for its Otterbein, Fairfield, Barron Street , and Worthington offices, for the land at its Oxford and Oakwood offices, and for certain office equipment. The Oakwood lease has a remaining term of about seventeen years with options to renew for six additional periods of five years each. The Oxford lease has a remaining term of forty-one years with no renewal options. The other leases have remaining terms of less than one year up to six years, some of which contain options to renew the leases for additional five-year periods.

Right-of-use assets represent LCNB's right to use the underlying assets for their lease terms and lease liabilities represent the obligation to make lease payments. They are recognized using the present value of lease payments over the lease terms. The discount rate is LCNB's incremental borrowing rate for periods similar to the respective lease terms. LCNB management is reasonably certain that it will exercise the renewal options for the offices named above and these additional terms have been included in the calculation of the right-of-use assets and the lease liabilities. The lease for the Fairfield office is for a period of one year and LCNB management has elected the short-term measurement and recognition exception permitted by ASC 842 and has not calculated a right-of-use asset or lease liability for this office.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Leases (continued)

Lease expenses for offices are included in the consolidated condensed statements of income in occupancy expense, net and lease expenses for equipment are included in equipment expenses. Components of lease expense for the three months ended March 31, 2019 are as follows (in thousands):

Operating lease expense	$140
Short-term lease expense	12
Variable lease expense	2
Other	5
Total lease expense	$159

Other information related to leases at March 31, 2019 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$106
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,364
Weighted average remaining lease term in years for operating leases	41 years
Weighted average discount rate for operating leases	3.63%

As of March 31, 2019, LCNB had signed a new lease for its Barron Street office in Eaton, Ohio, which commenced April 1, 2019. The new lease is for five years and has an option to renew for one additional period of five years. The right-of-use asset and the lease liability for this new lease will be recognized on the date of commencement.

Note 9 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	For the Three Months Ended March 31,
	2019	2018
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(1.9)%	(4.5)%
Tax exempt income on bank owned life insurance	(0.7)%	(1.2)%
Captive insurance premium income	(0.9)%	(0.6)%
Other, net	(0.6)%	0.4%
Effective tax rate	16.9%	15.1%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Commitments to extend credit:
Commercial loans	$39,419	23,978
Other loans
Fixed rate	2,116	2,961
Adjustable rate	3,302	1,077
Unused lines of credit:
Fixed rate	18,441	31,446
Adjustable rate	153,974	169,031
Unused overdraft protection amounts on demand and NOW accounts	16,282	16,249
Standby letters of credit	883	1,080
Total commitments	$234,417	245,822

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2019 totaled approximately $4,565,000.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and the year ended December 31, 2018 are as follows (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Three Months Ended March 31, 2019:
Balance at beginning of period	$(4,631)	(88)	(4,719)
Before reclassifications	2,475	—	2,475
Reclassifications	14	—	14
Balance at end of period	$(2,142)	(88)	(2,230)

Year Ended December 31, 2018:
Balance at beginning of period	$(2,200)	(142)	(2,342)
Cumulative effect of changes in accounting principles	(498)	(27)	(525)
Balance at beginning of period, as adjusted	(2,698)	(169)	(2,867)
Before reclassifications	(1,939)	81	(1,858)
Reclassifications	6	—	6
Balance at end of period	$(4,631)	(88)	(4,719)

Reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2019 and 2018 and the affected line items in the consolidated condensed statements of income are as follows (in thousands):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
	2019	2018
Realized loss on sale of debt securities	(18)	—	Net loss from sales of debt securities, available-for-sale
Less provision for income taxes	(4)	—	Provision for income taxes
Reclassification adjustment, net of taxes	(14)	—

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three-month periods ended March 31, 2019 and 2018 are as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Qualified noncontributory defined benefit retirement plan	256	$261
401(k) plan	143	110

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2019 and 2018 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	—	—
Interest cost	18	17
Amortization of unrecognized net loss	—	4
Net periodic pension cost	18	21

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at March 31, 2019 and December 31, 2018 for the nonqualified defined benefit retirement plan consists of (in thousands):

	March 31, 2019	December 31, 2018
Net actuarial (gain) loss	$—	88
Past service cost	—	—
Total recognized, net of tax	$—	88

Note 13 – Stock Based Compensation

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at March 31, 2019 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.00 - $12.99	13,278	11.98	1.9	13,278	11.98	1.9

The following table summarizes stock option activity for the periods indicated:

	Three Months Ended March 31,
	2019			2018
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	13,278	$11.98		20,265	$11.42
Granted	—	—		—	—
Exercised	—	—		(2,631)	12.55
Expired	—	—		—	—
Outstanding, March 31,	13,278	11.98	68,593	17,634	11.25	137,000
Exercisable, March 31,	13,278	11.98	68,593	17,634	11.25	137,000
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Intrinsic value of options exercised	$—	17
Cash received from options exercised	—	33
Tax benefit realized from options exercised	—	2

Compensation cost related to option awards was recognized in full during the first quarter 2017.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	16,958	$18.94	8,817	$16.44
Granted	12,504	16.95	10,634	19.20
Vested	(2,795)	20.01	(669)	22.60
Forfeited	—	—	—	—
Outstanding, March 31,	26,667	$17.89	18,782	$17.78

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted stock expense	70	56
Tax effect	15	12

Unrecognized compensation expense for restricted stock awards was $323,000 at March 31, 2019 and is expected to be recognized over a period of 5.0 years.

Note 14 – Earnings per Common Share

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Earnings per Common Share (continued)

Earnings per share for the three months ended March 31, 2019 and 2018 were calculated as follows (dollars in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2019	2018
Net income	4,627	2,713
Less allocation of earnings and dividends to participating securities	8	4
Net income allocated to common shareholders	4,619	2,709

Weighted average common shares outstanding, gross	13,307,865	10,035,871
Less average participating securities	24,231	15,260
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	13,283,634	10,020,611
Add dilutive effect of:
Stock options	3,704	7,977
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	13,287,338	10,028,588

Earnings per common share:
Basic	$0.35	0.27
Diluted	0.35	0.27

There were no anti-dilutive stock options outstanding at March 31, 2019 or 2018.

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
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

Equity Securities With a Readily Determinable Fair Value
Equity securities with a readily determinable fair value are reported at fair value with changes in fair value reported in other operating income in the consolidated condensed statements of income. Fair values for trust preferred and equity securities are determined based on market quotations (level 1). LCNB has invested in two mutual funds that are traded in active markets and their fair values are based on market quotations (level 1). Investments in another two mutual funds are measured at fair value using net asset values ("NAV") and are considered level 1 because the NAVs are determined and published and are the basis for current transactions. One of the mutual funds measured at fair value using its NAV was sold during the first quarter 2019.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$886	886	—	—
Mutual funds	43	43	—	—
Mutual funds measured at net asset value	1,256	1,256	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,257	2,257	—	—
U.S. Agency notes	74,450	—	74,450	—
U.S. Agency mortgage-backed securities	54,566	—	54,566	—
Municipal securities:
Non-taxable	69,715	—	69,715	—
Taxable	16,680	—	16,680	—
Total recurring fair value measurements	$219,853	4,442	215,411	—

Nonrecurring fair value measurements:
Impaired loans	$1,083	—	—	1,083
Other real estate owned and repossessed assets	244	—	—	244
Total nonrecurring fair value measurements	$1,327	—	—	1,327

December 31, 2018
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$519	519	—	—
Mutual funds	39	39	—	—
Mutual funds measured at net asset value	1,520	1,520	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,235	2,235	—	—
U.S. Agency notes	78,340	—	78,340	—
U.S. Agency mortgage-backed securities	55,610	—	55,610	—
Municipal securities:
Non-taxable	84,714	—	84,714	—
Taxable	17,522	—	17,522	—
Total recurring fair value measurements	$240,499	4,313	236,186	—

Nonrecurring fair value measurements:
Impaired loans	$1,039	—	—	1,039
Other real estate owned and repossessed assets	244	—	—	244
Total nonrecurring fair value measurements	$1,283	—	—	1,283

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2019 and December 31, 2018 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
March 31, 2019
Impaired loans	$129	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	954	Discounted cash flows	Discount rate	8.25%	4.50%	6.87%
Other real estate owned	244	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2018
Impaired loans	$45	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	994	Discounted cash flows	Discount rate	8.25%	4.50%	6.86%
Other real estate owned	244	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
FINANCIAL ASSETS:
Cash and cash equivalents	$19,527	19,527	19,527	—	—
Debt securities, held-to-maturity	32,363	32,227	—	—	32,227
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	4,845	4,845	4,845	—	—
Loans, net	1,203,008	1,204,720	—	—	1,204,720
Accrued interest receivable	5,302	5,302	—	5,302	—

FINANCIAL LIABILITIES:
Deposits	1,347,857	1,348,251	1,024,049	324,202	—
Long-term debt	42,982	44,099	—	44,099	—
Accrued interest payable	662	662	—	662	—

December 31, 2018
FINANCIAL ASSETS:
Cash and cash equivalents	$20,040	20,040	20,040	—	—
Investment securities, held-to-maturity	29,721	29,024	—	—	29,024
Federal Reserve Bank stock	4,653	4,653	4,653	—	—
Federal Home Loan Bank stock	4,845	4,845	4,845	—	—
Loans, net	1,194,577	1,183,041	—	—	1,183,041
Accrued interest receivable	4,317	4,317	—	4,317	—

FINANCIAL LIABILITIES:
Deposits	1,300,919	1,301,298	1,004,057	297,241	—
Short-term borrowings	56,230	56,230	56,230	—	—
Long-term debt	47,032	48,255	—	48,255	—
Accrued interest payable	690	690	—	690	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at March 31, 2019 and December 31, 2018.

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

Loans
The estimated fair value of loans follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation discounts estimated future cash flows using rates that incorporated discounts for credit, liquidity, and marketability factors.

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

Forward Looking Statements

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions. Please refer to LCNB’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as its other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

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

Accounting for Intangibles.  LCNB’s intangible assets at March 31, 2019 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations

Net income for the three months ended March 31, 2019 was $4,627,000 (total basic and diluted earnings per share of $0.35). This compares to net income of $2,713,000 (total basic and diluted earnings per share of $0.27) for the same three month period in 2018. The acquisition of CFB on May 31, 2018 significantly affected net income during the 2019 period.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended March 31, 2019 vs. 2018
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2019 and 2018, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,208,809	$14,538	4.88%	$853,152	$9,413	4.47%
Interest-bearing demand deposits	5,744	51	3.60%	3,867	19	1.99%
Interest-bearing time deposits	963	5	2.11%	—	—	—%
Federal Reserve Bank stock	4,652	—	—%	2,732	—	—%
Federal Home Loan Bank stock	4,845	73	6.11%	3,638	53	5.91%
Investment securities:
Equity securities	4,220	33	3.17%	3,255	22	2.74%
Debt securities, taxable	151,633	869	2.32%	173,586	931	2.18%
Debt securities, non-taxable (2)	99,768	689	2.80%	130,478	891	2.77%
Total earnings assets	1,480,634	16,258	4.45%	1,170,708	11,329	3.92%
Non-earning assets	158,853			125,068
Allowance for loan losses	(4,074)			(3,401)
Total assets	$1,635,413			$1,292,375

Savings deposits	$700,708	661	0.38%	$646,690	199	0.12%
IRA and time certificates	310,668	1,625	2.12%	189,322	672	1.44%
Short-term borrowings	23,235	219	3.82%	14,086	69	1.99%
Long-term debt	44,676	217	1.97%	2,255	14	2.52%
Total interest-bearing liabilities	1,079,287	2,722	1.02%	852,353	954	0.45%
Demand deposits	322,153			278,967
Other liabilities	12,503			10,997
Capital	221,470			150,058
Total liabilities and capital	$1,635,413			$1,292,375
Net interest rate spread (3)			3.43%			3.47%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$13,536	3.71%		$10,375	3.59%
Ratio of interest-earning assets to interest-bearing liabilities	137.19%			137.35%
(1)Includes non-accrual loans.
(2)Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21%.
(3)The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2019 as compared to the same period in 2018.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2019 vs. 2018 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$4,215	910	5,125
Interest-bearing demand deposits	12	20	32
Interest-bearing time deposits	5	—	5
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	18	2	20
Investment securities:
Equity securities	7	4	11
Debt securities, taxable	(123)	61	(62)
Debt securities, non-taxable	(212)	10	(202)
Total interest income	3,922	1,007	4,929

Interest-bearing Liabilities:
Savings deposits	18	444	462
IRA and time certificates	548	405	953
Short-term borrowings	62	88	150
Long-term debt	207	(4)	203
Total interest expense	835	933	1,768
Net interest income	$3,087	74	3,161

Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2019 totaled $13,536,000, an increase of $3,161,000 from the comparable period in 2018.  Total interest income increased $4,929,000, partially offset by an increase in interest expense of $1,768,000.

The increase in total interest income was due primarily to a $5,125,000 increase in loan interest income caused by a $355.7 million increase in average loans and by a 41 basis point (a basis point equals 0.01%) increase in the average rate earned on loans. Loans obtained through the merger with CFB were a significant component of the increase in average loans. Slightly offsetting the increase in loan interest income were a $62,000 decrease in interest income from taxable debt securities and a $202,000 decrease in interest income from non-taxable debt securities. The decrease in interest income from taxable debt securities was caused by a $22.0 million decrease in average taxable debt securities, partially offset by a 14 basis point increase in the average rate earned on these securities. The decrease in interest income from non-taxable debt securities was due to a $30.7 million decrease in average non-taxable debt securities, partially offset by 3 basis point increase in the average rate earned. Decreases in debt securities were invested in the loan portfolio and used to pay down borrowings.

The increase in total interest expense was due to increases in all line items due to increases in average balances and market-driven increases in average rates paid. Total average interest-bearing liabilities increased $226.9 million and the average rate paid on total interest-bearing liabilities increased 57 basis points. Deposits and long-term debt obtained through the merger with CFB were a significant component of the increase in average total interest-bearing liabilities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The credit for loan losses for the three months ended March 31, 2019 was $105,000, as compared to a provision of $79,000 for the same three month period in 2018. Net recoveries for the three months ended March 31, 2019 was $185,000, as compared to net recoveries of $47,000 for the comparable period in 2018.

Non-Interest Income

A comparison of non-interest income for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Difference
Fiduciary income	1,034	964	70
Service charges and fees on deposit accounts	1,308	1,305	3
Bank owned life insurance income	182	186	(4)
Gains from sales of loans	29	22	7
Other operating income	237	159	78
Total non-interest income	2,790	2,636	154

Reasons for material increases and decreases include:

•	Fiduciary income increased due to an increase in trust and brokerage assets managed.

•	Other operating income increased due to an increase in the fair value of equity security investments, partially offset by smaller decreases in various other accounts.

Non-Interest Expense

A comparison of non-interest expense for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Difference
Salaries and employee benefits	$6,162	$4,977	$1,185
Equipment expenses	266	253	13
Occupancy expense, net	763	727	36
State financial institutions tax	438	303	135
Marketing	302	132	170
Amortization of intangibles	257	185	72
FDIC insurance premiums	126	99	27
Contracted services	464	315	149
Net loss on sales of debt securities, available-for-sale	18	—	18
Other real estate owned	3	2	1
Merger-related expenses	67	758	(691)
Other non-interest expense	1,852	1,798	54
Total non-interest expense	$10,718	$9,549	$1,169

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Reasons for material increases and decreases include:

•
Salaries and employee benefits increased 23.8% for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily due to salary and wage increases, newly hired employees, and CFB employees retained. Full-time equivalent employees at March 31, 2019 totaled 336, compared with 297 full-time equivalent employees at March 31, 2018.

•
State financial institutions tax expense increased due to a larger capital base (Ohio financial institutions tax is based on capital, not income), largely caused by stock issued to CFB stockholders as merger consideration.

•	Marketing increased primarily due to promotion costs for new checking products introduced during 2018 and expanded use of broadcast and digital media.

•	Amortization of intangibles increased due to amortization of the core deposit intangible recognized as part of the acquisition accounting for CFB.

•	Contracted services increased due to additional fees paid for loan and deposit system upgrades and improvements and to general price increases on other contracted services.

•	Merger-related expenses during the 2019 and 2018 periods are due to the acquisition of CFB.

Income Taxes

LCNB's effective tax rates for the three months ended March 31, 2019 was 16.9%, compared to 15.1% the three months ended March 31, 2018.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	19,527	20,040	(513)	(2.56)%
Interest -bearing time deposits	747	996	(249)	(25.00)%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,185	2,078	107	5.15%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	217,668	238,421	(20,753)	(8.70)%
Debt securities, held-to-maturity, at cost	32,363	29,721	2,642	8.89%
Federal Reserve Bank stock, at cost	4,652	4,653	(1)	(0.02)%
Federal Home Loan Bank stock, at cost	4,845	4,845	—	—%
Loans, net	1,203,008	1,194,577	8,431	0.71%
Premises and equipment, net	32,548	32,627	(79)	(0.24)%
Operating lease right-of-use assets	5,348	—	5,348	—%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	4,760	5,042	(282)	(5.59)%
Bank owned life insurance	28,905	28,723	182	0.63%
Other assets	14,511	13,884	627	4.52%
Total assets	1,632,387	1,636,927	(4,540)	(0.28)%

LIABILITIES:
Deposits:
Non-interest-bearing	330,324	322,571	7,753	2.40%
Interest-bearing	1,017,533	978,348	39,185	4.01%
Total deposits	1,347,857	1,300,919	46,938	3.61%
Short-term borrowings	—	56,230	(56,230)	(100.00)%
Long-term debt	42,982	47,032	(4,050)	(8.61)%
Operating leases liability	5,289	—	5,289	—%
Accrued interest and other liabilities	12,241	13,761	(1,520)	(11.05)%
Total liabilities	1,408,369	1,417,942	(9,573)	(0.68)%

TOTAL SHAREHOLDERS' EQUITY	224,018	218,985	5,033	2.30%
Total liabilities and shareholders' equity	1,632,387	1,636,927	(4,540)	(0.28)%

Assets

Total assets at March 31, 2019 were $4.5 million less than at December 31, 2018 due to a $20.8 million decrease in debt securities, available-for-sale, partially offset by an $8.4 million increase in net loans, a $2.6 million increase in debt securities, held-to-maturity, and a $5.3 million operating lease right-of-use asset at March 31, 2019 that resulted from the adoption of ASU No. 2016-02 on January 1, 2019.

Available-for-sale debt securities decreased due to the sale of securities with a total book value of $21.8 million. The funds received were invested in the loan portfolio and used to help pay down short-term borrowings and long-term debt.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loans at March 31, 2019 were $8.4 million greater than at December 31, 2018 due to organic growth in the loan portfolio.

LCNB adopted ASU No. 2016-02, "Leases (Topic 842)" on January 1, 2019 and recorded operating lease right-of-use assets representing its right to use the underlying assets for the terms of the leases and an operating leases liability representing its liability to make lease payments. See Note 1 -Basis of Presentation - Accounting Changes and Note 8 - Leases for more information.

Liabilities and Shareholders' Equity

Total deposits at March 31, 2019 were $46.9 million greater than at December 31, 2018. This increase was largely due to $35.1 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, public fund deposits tend to be at their lowest balances at year-ends.

Short-term borrowings at March 31, 2019 were $56.2 million less than at December 31, 2018. The decrease was funded primarily by the increase in total deposits and the decrease in debt securities, available-for-sale.

Long-term debt at March 31, 2019 was $4.0 million less than at December 31, 2018 due to payoffs of matured debt. There were no new borrowings during the first quarter 2019.

Total shareholders' equity at March 31, 2019 was $5.0 million greater than at December 31, 2018 primarily due to earnings retained during the quarter and to a $2.5 million decrease in accumulated other comprehensive loss, net of taxes caused by a market-driven increase in the fair value of LCNB's debt security investments.

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

A rule requiring a Capital Conservation Buffer began phase-in on January 1, 2016 and was fully implemented at the beginning of 2019. Under the fully-implemented rule, a financial institution needs to maintain a Capital Conservation Buffer composed of Common Equity Tier 1 Capital of at least 2.5% above its minimum risk-weighted capital requirements to avoid limitations on its ability to make capital distributions, including dividend payments to shareholders and certain discretionary bonus payments to executive officers. A financial institution with a buffer below 2.5% is subject to increasingly stringent limitations on capital distributions as the buffer approaches zero.

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy:

	Minimum Requirement	Minimum Requirement with Capital Conservation Buffer for 2019	To Be Considered Well-Capitalized
Ratio of Common Equity Tier 1 Capital to risk-weighted assets	4.5%	7.0%	6.5%
Ratio of Tier 1 Capital to risk-weighted assets	6.0%	8.5%	8.0%
Ratio of Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets	8.0%	10.5%	10.0%
Leverage Ratio (Tier 1 Capital to adjusted quarterly average total assets)	4.0%	N/A	5.0%

As of the most recent notification from their regulators, the Bank and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's or LCNB's category.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Regulatory Capital:
Shareholders' equity	$219,787	$215,395
Goodwill and other intangibles	(63,531)	(63,788)
Accumulated other comprehensive loss	2,230	4,719
Tier 1 risk-based capital	158,486	156,326
Eligible allowance for loan losses	4,126	4,046
Total risk-based capital	$162,612	$160,372
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.77%	12.65%
Tier 1 Capital to risk-weighted assets	12.77%	12.65%
Total Capital to risk-weighted assets	13.10%	12.98%
Leverage	10.09%	9.96%

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

Total remaining borrowing capacity with the Federal Home Loan Bank at March 31, 2019 was approximately $101.8 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its borrowing capacity by purchasing additional FHLB stock. In addition, additional borrowings of approximately $40.0 million were available through the line of credit arrangements at quarter-end.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2019 IRSA indicates that an increase in interest rates will have a positive effect on NII and a 100 basis point decrease in interest rates will have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$59,416	2,427	4.26%
Up 300	58,821	1,832	3.21%
Up 200	58,215	1,226	2.15%
Up 100	57,585	596	1.05%
Base	56,989	—	—%
Down 100	56,753	(236)	(0.41)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2019 EVE analysis indicates that both an increase and a 100 basis point decrease in interest rates will have a positive effect on the EVE.  The changes in EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$238,894	8,342	3.62%
Up 300	239,401	8,849	3.84%
Up 200	238,610	8,058	3.50%
Up 100	235,622	5,070	2.20%
Base	230,552	—	—%
Down 100	233,350	2,798	1.21%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2019, LCNB's disclosure controls and procedures were effective.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 8, 2019	/s/ Steve P. Foster
Steve P. Foster
Chief Executive Officer

May 8, 2019	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer