Form 10-Q
period 2019-06-30
LCNB CORP
filed 2019-08-07
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

(513) 932-1414
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	LCNB	NASDAQ Capital Market

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 6, 2019 was 12,961,714 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS:
Cash and due from banks	$17,234	18,310
Interest-bearing demand deposits	5,951	1,730
Total cash and cash equivalents	23,185	20,040
Interest-bearing time deposits	498	996
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,246	2,078
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	198,660	238,421
Debt securities, held-to-maturity, at cost	33,343	29,721
Federal Reserve Bank stock, at cost	4,652	4,653
Federal Home Loan Bank stock, at cost	5,203	4,845
Loans, net	1,226,149	1,194,577
Premises and equipment, net	33,013	32,627
Operating lease right-of-use assets	5,686	—
Goodwill	59,221	59,221
Core deposit and other intangibles, net	4,494	5,042
Bank owned life insurance	29,088	28,723
Other assets	14,475	13,884
TOTAL ASSETS	$1,642,012	1,636,927

LIABILITIES:
Deposits:
Noninterest-bearing	$335,474	322,571
Interest-bearing	1,022,485	978,348
Total deposits	1,357,959	1,300,919
Short-term borrowings	—	56,230
Long-term debt	41,986	47,032
Operating lease liabilities	5,615	—
Accrued interest and other liabilities	13,480	13,761
TOTAL LIABILITIES	1,419,040	1,417,942

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,095,666 and 14,070,303 shares at June 30, 2019 and December 31, 2018, respectively	141,479	141,170
Retained earnings	99,400	94,547
Treasury shares at cost, 1,117,112 and 775,027 shares at June 30, 2019 and December 31, 2018, respectively	(17,854)	(12,013)
Accumulated other comprehensive loss, net of taxes	(53)	(4,719)
TOTAL SHAREHOLDERS' EQUITY	222,972	218,985
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,642,012	1,636,927
The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet as of that date.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans	$14,662	10,703	$29,200	20,116
Dividends on equity securities:
With a readily determinable fair value	15	16	32	31
Without a readily determinable fair value	16	8	32	15
Interest on debt securities:
Taxable	933	934	1,802	1,865
Non-taxable	417	680	961	1,384
Interest on interest-bearing time deposits	3	2	8	2
Other investments	282	195	406	267
TOTAL INTEREST INCOME	16,328	12,538	32,441	23,680

INTEREST EXPENSE:
Interest on deposits	2,464	1,096	4,750	1,967
Interest on short-term borrowings	2	7	221	76
Interest on long-term debt	272	67	489	81
TOTAL INTEREST EXPENSE	2,738	1,170	5,460	2,124
NET INTEREST INCOME	13,590	11,368	26,981	21,556
PROVISION (CREDIT) FOR LOAN LOSSES	54	224	(51)	303
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	13,536	11,144	27,032	21,253

NON-INTEREST INCOME:
Fiduciary income	1,058	942	2,092	1,906
Service charges and fees on deposit accounts	1,497	1,426	2,805	2,731
Net gain (loss) from sales of debt securities, available-for-sale	1	(1)	(17)	(1)
Bank owned life insurance income	183	182	365	368
Gains from sales of loans	64	97	93	119
Other operating income	195	145	432	304
TOTAL NON-INTEREST INCOME	2,998	2,791	5,770	5,427

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,243	5,128	12,405	10,105
Equipment expenses	278	268	544	521
Occupancy expense, net	744	658	1,507	1,385
State franchise tax	436	296	874	599
Marketing	297	284	599	416
Amortization of intangibles	260	188	517	373
FDIC insurance premiums	112	99	238	198
Contracted services	475	391	939	706
Other real estate owned	48	1	51	3
Merger-related expenses	20	855	87	1,613
Other non-interest expense	1,920	2,543	3,772	4,341
TOTAL NON-INTEREST EXPENSE	10,833	10,711	21,533	20,260
INCOME BEFORE INCOME TAXES	5,701	3,224	11,269	6,420
PROVISION FOR INCOME TAXES	973	486	1,914	969
NET INCOME	$4,728	2,738	$9,355	5,451

Dividends declared per common share	$0.17	0.16	$0.34	0.32
Earnings per common share:
Basic	$0.36	0.25	$0.71	0.52
Diluted	0.36	0.25	0.71	0.52
Weighted average common shares outstanding:
Basic	13,192,691	11,099,485	13,237,909	10,563,030
Diluted	13,196,665	11,105,014	13,241,752	10,568,792

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,728	2,738	$9,355	5,451
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (net of taxes of $577 and $(145) for the three months ended June 30, 2019 and 2018, respectively, and $1,236 and $(937) for the six months ended June 30, 2018 and 2017, respectively)	2,178	(544)	4,653	(3,523)
Reclassification adjustment for net realized loss (gain) on sales of available-for-sale securities included in net income (net of taxes of $4 for the six months ended June 30, 2019)	(1)	1	13	1
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $1 and $2 for the three and six months ended June 30, 2018, respectively)	—	3	—	6
Other comprehensive income (loss), net of tax	2,177	(540)	4,666	(3,516)
TOTAL COMPREHENSIVE INCOME	$6,905	2,198	$14,021	1,935

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three Months Ended June 30, 2019
Balance at March 31, 2019	13,314,148	$141,349	96,912	(12,013)	(2,230)	224,018
Net income			4,728			4,728
Other comprehensive income, net of taxes					2,177	2,177
Dividend Reinvestment and Stock Purchase Plan	6,491	109				109
Treasury shares purchased	(342,085)			(5,841)		(5,841)
Compensation expense relating to restricted stock	—	21				21
Common stock dividends, $0.17 per share			(2,240)			(2,240)
Balance at June 30, 2019	12,978,554	$141,479	99,400	(17,854)	(53)	222,972

Six Months Ended June 30, 2019
Balance at December 31, 2018	13,295,276	$141,170	94,547	(12,013)	(4,719)	218,985
Net income			9,355			9,355
Other comprehensive income, net of taxes					4,666	4,666
Dividend Reinvestment and Stock Purchase Plan	12,859	218				218
Treasury shares purchased	(342,085)			(5,841)		(5,841)
Compensation expense relating to restricted stock	12,504	91				91
Common stock dividends, $0.34 per share			(4,502)			(4,502)
Balance at June 30, 2019	12,978,554	$141,479	99,400	(17,854)	(53)	222,972

Three Months Ended June 30, 2018
Balance at March 31, 2018	10,041,152	$77,159	88,933	(11,665)	(5,843)	148,584
Net income			2,738			2,738
Other comprehensive loss, net of taxes					(540)	(540)
Dividend Reinvestment and Stock Purchase Plan	5,023	98				98
Stock issued for acquisition of Columbus First Bancorp, Inc.	3,253,060	63,598				63,598
Compensation expense relating to restricted stock	—	15				15
Common stock dividends, $0.16 per share			(2,127)			(2,127)
Balance at June 30, 2018	13,299,235	$140,870	89,544	(11,665)	(6,383)	212,366

Six Months Ended June 30, 2018
Balance at December 31, 2017	10,023,059	$76,977	87,301	(11,665)	(2,342)	150,271
Cumulative effect of changes in accounting principles (1)			525		(525)	—
Balance at December 31, 2017, as adjusted	10,023,059	$76,977	87,826	(11,665)	(2,867)	150,271
Net income			5,451			5,451
Other comprehensive loss, net of taxes					(3,516)	(3,516)
Dividend Reinvestment and Stock Purchase Plan	9,851	191				191
Stock issued for acquisition of Columbus First Bancorp, Inc.	3,253,060	63,598				63,598
Exercise of stock options	2,631	33				33
Compensation expense relating to restricted stock	10,634	71				71
Common stock dividends, $0.32 per share			(3,733)			(3,733)
Balance at June 30, 2018	13,299,235	$140,870	89,544	(11,665)	(6,383)	212,366

(1) Represents the impact of adopting Accounting Standards Update No. 2018-02 and No. 2016-01.

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,355	5,451
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,594	2,019
Provision (credit) for loan losses	(51)	303
Deferred income tax provision (benefit)	237	63
Increase in cash surrender value of bank owned life insurance	(365)	(368)
Realized gain from equity securities	(147)	(11)
Realized loss from sales of debt securities, available-for-sale	17	1
Realized loss from sales of premises and equipment	2	42
Impairment charge recognized on premises and equipment	—	645
Realized loss from sales and impairment of other real estate owned and repossessed assets	47	—
Origination of mortgage loans for sale	(4,475)	(3,554)
Realized gains from sales of loans	(93)	(119)
Proceeds from sales of mortgage loans	4,527	3,628
Compensation expense related to restricted stock	91	71
Changes in:
Accrued income receivable	(331)	97
Other assets	(619)	(541)
Other liabilities	(1,539)	(1,374)
TOTAL ADJUSTMENTS	(1,105)	902
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	8,250	6,353
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	332	65
Proceeds from sales of debt securities, available-for-sale	50,302	3,343
Proceeds from maturities and calls of debt securities:
Available-for-sale	7,116	8,876
Held-to-maturity	2,411	3,271
Purchases of equity securities	(352)	(1,081)
Purchases of debt securities:
Available-for-sale	(12,301)	—
Held-to-maturity	(6,033)	(2,310)
Proceeds from maturities of interest-bearing time deposits	498	498
Proceeds from redemption of Federal Reserve Bank stock	1	—
Purchase of Federal Home Loan Bank stock	(358)	—
Net increase in loans	(31,126)	(25,504)
Purchases of premises and equipment	(1,227)	(288)
Proceeds from sale of premises and equipment	2	16
Net cash received from acquisition of Columbus First Bancorp, Inc.	—	12,896
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,265	(218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	57,040	50,027
Net decrease in short-term borrowings	(56,230)	(57,000)
Proceeds from long-term debt	—	6,000
Principal payments on long-term debt	(5,055)	(2,138)
Proceeds from issuance of common stock	27	23
Treasury shares purchased	(5,841)	—
Proceeds from exercise of stock options	—	33
Cash dividends paid on common stock	(4,311)	(3,565)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(14,370)	(6,620)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,145	(485)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,040	25,386
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,185	24,901
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,161	2,314
Income taxes paid	963	500

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

The consolidated condensed balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet as of that date.

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

Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2018 Annual Report on Form 10-K filed with the SEC.

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

Revenue Recognition
Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606. The adoption of ASC 606 did not result in a change to the accounting for any of LCNB's revenue streams that are within the scope of the amendments. Revenue-generating activities that are within the scope of ASC 606 and that are presented as non-interest income in LCNB's consolidated condensed statements of income include:

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

As permitted by ASC 805-10-25, Business Combinations, the above estimated amounts could be adjusted up to one year after the closing date of the acquisition to reflect any new information obtained about facts and circumstances existing at the acquisition date. Any changes in the estimated fair values were recognized in the period the adjustment was identified. This adjustment period closed on May 31, 2019. There were no revisions during the first and second quarters of 2019.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 – Acquisition (continued)

The core deposit intangible will be amortized over the estimated weighted average economic life of the various core deposit types, which is approximately seven years.

Direct costs related to the acquisition were expensed as incurred and are recorded as a merger-related expense in the consolidated condensed statements of income.

CFB's results of operations are included in the consolidated condensed statements of income from May 31, 2018, the effective date of the merger.

Note 3 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,275	28	—	2,303
U.S. Agency notes	77,915	204	292	77,827
U.S. Agency mortgage-backed securities	62,283	297	441	62,139
Municipal securities:
Non-taxable	39,927	131	155	39,903
Taxable	16,215	284	11	16,488
	$198,615	944	899	198,660

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$26,065	105	30	26,140
Taxable	7,278	125	—	7,403
	$33,343	230	30	33,543

December 31, 2018
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,278	—	43	2,235
U.S. Agency notes	80,708	—	2,368	78,340
U.S. Agency mortgage-backed securities	57,584	7	1,981	55,610
Municipal securities:
Non-taxable	86,059	77	1,422	84,714
Taxable	17,654	102	234	17,522
	$244,283	186	6,048	238,421

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$26,021	84	635	25,470
Taxable	3,700	—	146	3,554
	$29,721	84	781	29,024

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at June 30, 2019 and December 31, 2018, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Available-for-Sale:
U.S. Treasury notes	$—	—	—	—
U.S. Agency notes	—	—	39,413	292
U.S. Agency mortgage-backed securities	69	—	32,554	441
Municipal securities:
Non-taxable	—	—	21,330	155
Taxable	—	—	4,553	11
	$69	—	97,850	899

Held-to-Maturity:
Municipal securities:
Non-taxable	$72	—	3,490	30
Taxable	—	—	—	—
	$72	—	3,490	30

December 31, 2018
Available-for-Sale:
U.S. Treasury notes	$—	—	2,235	43
U.S. Agency notes	4,988	7	73,351	2,361
U.S. Agency mortgage-backed securities	137	—	55,217	1,981
Municipal securities:
Non-taxable	14,264	49	58,211	1,373
Taxable	—	—	14,407	234
	$19,389	56	203,421	5,992

Held-to-Maturity:
Municipal securities:
Non-taxable	$366	1	18,588	634
Taxable	400	1	3,154	145
	$766	2	21,742	779

Management has determined that the unrealized losses at June 30, 2019 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Contractual maturities of debt securities at June 30, 2019 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$14,317	14,308	2,535	2,538
Due from one to five years	80,797	80,884	7,074	7,150
Due from five to ten years	39,508	39,626	8,517	8,535
Due after ten years	1,710	1,703	15,217	15,320
	136,332	136,521	33,343	33,543
U.S. Agency mortgage-backed securities	62,283	62,139	—	—
	$198,615	198,660	33,343	33,543

Debt securities with a market value of $141,307,000 and $106,568,000 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities, available-for-sale, for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$28,496	3,343	50,302	3,343
Gross realized gains	70	7	128	7
Gross realized losses	69	8	145	8

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at June 30, 2019 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at June 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,356	1,324	1,651	1,559
Equity securities	781	922	471	519
Total equity securities with a readily determinable fair value	$2,137	2,246	2,122	2,078

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net gains recognized	$147	11
Less net realized gains (losses) on equity securities sold	(6)	23
Unrealized gains (losses) recognized and still held at period end	$153	(12)

Note 4 - Loans

Major classifications of loans at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
Commercial and industrial	$79,513	77,740
Commercial, secured by real estate	793,863	740,647
Residential real estate	326,029	349,127
Consumer	19,649	17,283
Agricultural	10,843	13,297
Other loans, including deposit overdrafts	373	450
Loans, gross	1,230,270	1,198,544
Deferred origination costs (fees), net	(9)	79
Loans, net of deferred origination costs (fees)	1,230,261	1,198,623
Less allowance for loan losses	4,112	4,046
Loans, net	$1,226,149	1,194,577

Non-accrual, past-due, and accruing restructured loans as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
Non-accrual loans:
Commercial and industrial	$22	—
Commercial, secured by real estate	2,078	1,767
Residential real estate	862	1,007
Consumer	—	—
Agricultural	—	177
Total non-accrual loans	2,962	2,951
Past-due 90 days or more and still accruing	24	149
Total non-accrual and past-due 90 days or more and still accruing	2,986	3,100
Accruing restructured loans	8,088	10,516
Total	$11,074	13,616

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The allowance for loan losses for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended June 30, 2019
Balance, beginning of period	$451	2,858	693	77	41	6	4,126
Provision (credit) charged to expenses	46	(131)	107	9	(3)	26	54
Losses charged off	—	(7)	(35)	(10)	—	(43)	(95)
Recoveries	—	—	8	5	—	14	27
Balance, end of period	$497	2,720	773	81	38	3	4,112

Six Months Ended June 30, 2019
Balance, beginning of year	$400	2,745	767	87	46	1	4,046
Provision (credit) charged to expenses	97	(74)	(88)	(22)	(8)	44	(51)
Losses charged off	—	(7)	(68)	(10)	—	(74)	(159)
Recoveries	—	56	162	26	—	32	276
Balance, end of period	$497	2,720	773	81	38	3	4,112

Three Months Ended June 30, 2018
Balance, beginning of period	$393	2,143	869	78	44	2	3,529
Provision (credit) charged to expenses	14	189	—	(1)	8	14	224
Losses charged off	—	—	(192)	(10)	—	(30)	(232)
Recoveries	—	51	13	3	—	15	82
Balance, end of period	$407	2,383	690	70	52	1	3,603

Six Months Ended June 30, 2018
Balance, beginning of year	$378	2,178	717	76	53	1	3,403
Provision (credit) charged to expenses	29	58	186	7	(1)	24	303
Losses charged off	—	(29)	(227)	(21)	—	(61)	(338)
Recoveries	—	176	14	8	—	37	235
Balance, end of period	$407	2,383	690	70	52	1	3,603

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
June 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$31	2	220	—	—	—	253
Collectively evaluated for impairment	466	2,718	553	81	38	3	3,859
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$497	2,720	773	81	38	3	4,112

Loans:
Individually evaluated for impairment	$271	11,537	1,417	32	—	—	13,257
Collectively evaluated for impairment	78,200	776,239	322,105	19,738	10,861	73	1,207,216
Acquired credit impaired loans	1,092	5,485	2,911	—	—	300	9,788
Balance, end of period	$79,563	793,261	326,433	19,770	10,861	373	1,230,261

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$10	3	49	—	—	—	62
Collectively evaluated for impairment	390	2,742	718	87	46	1	3,984
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$400	2,745	767	87	46	1	4,046

Loans:
Individually evaluated for impairment	$268	15,101	1,558	36	177	—	17,140
Collectively evaluated for impairment	76,609	718,709	344,751	17,363	13,135	114	1,170,681
Acquired credit impaired loans	922	6,315	3,229	—	—	336	10,802
Balance, end of period	$77,799	740,125	349,538	17,399	13,312	450	1,198,623

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

Agricultural Loans.  LCNB’s portfolio of agricultural loans includes loans for financing agricultural production and for financing the purchase of equipment used in the production of agricultural products.  LCNB’s agricultural loans are generally secured by farm machinery, livestock, crops, vehicles, or other agricultural-related collateral.

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

A breakdown of the loan portfolio by credit quality indicators at June 30, 2019 and December 31, 2018 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2019
Commercial & industrial	$77,989	44	1,530	—	79,563
Commercial, secured by real estate	776,835	748	15,678	—	793,261
Residential real estate	324,256	—	2,177	—	326,433
Consumer	19,748	—	22	—	19,770
Agricultural	10,861	—	—	—	10,861
Other	373	—	—	—	373
Total	$1,210,062	792	19,407	—	1,230,261

December 31, 2018
Commercial & industrial	$74,530	89	3,180	—	77,799
Commercial, secured by real estate	718,233	768	21,124	—	740,125
Residential real estate	344,432	—	5,106	—	349,538
Consumer	17,381	—	18	—	17,399
Agricultural	13,116	—	196	—	13,312
Other	450	—	—	—	450
Total	$1,168,142	857	29,624	—	1,198,623

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at June 30, 2019 and December 31, 2018 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
June 30, 2019
Commercial & industrial	$—	—	31	31	79,532	79,563	9
Commercial, secured by real estate	66	—	284	350	792,911	793,261	—
Residential real estate	395	35	494	924	325,509	326,433	—
Consumer	7	—	15	22	19,748	19,770	15
Agricultural	—	—	—	—	10,861	10,861	—
Other	73	—	—	73	300	373	—
Total	$541	35	824	1,400	1,228,861	1,230,261	24

December 31, 2018
Commercial & industrial	$626	173	—	799	77,000	77,799	—
Commercial, secured by real estate	347	141	347	835	739,290	740,125	—
Residential real estate	905	536	1,046	2,487	347,051	349,538	149
Consumer	14	—	—	14	17,385	17,399	—
Agricultural	19	—	178	197	13,115	13,312	—
Other	114	—	—	114	336	450	—
Total	$2,025	850	1,571	4,446	1,194,177	1,198,623	149

Impaired loans, including acquired credit impaired loans, at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$1,094	1,630	—	926	1,457	—
Commercial, secured by real estate	16,879	17,993	—	21,266	22,451	—
Residential real estate	3,504	4,086	—	4,122	4,872	—
Consumer	12	12	—	13	13	—
Agricultural	—	—	—	177	177	—
Other	300	434	—	336	475	—
Total	$21,789	24,155	—	26,840	29,445	—

With an allowance recorded:
Commercial & industrial	$269	274	31	264	269	10
Commercial, secured by real estate	143	144	2	150	150	3
Residential real estate	824	853	220	665	684	49
Consumer	20	20	—	23	23	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$1,256	1,291	253	1,102	1,126	62

Total:
Commercial & industrial	$1,363	1,904	31	1,190	1,726	10
Commercial, secured by real estate	17,022	18,137	2	21,416	22,601	3
Residential real estate	4,328	4,939	220	4,787	5,556	49
Consumer	32	32	—	36	36	—
Agricultural	—	—	—	177	177	—
Other	300	434	—	336	475	—
Total	$23,045	25,446	253	27,942	30,571	62

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$851	8	741	15
Commercial, secured by real estate	17,250	330	15,281	193
Residential real estate	3,652	52	2,934	49
Consumer	12	—	10	—
Agricultural	—	—	178	—
Other	322	9	391	11
Total	$22,087	399	19,535	268

With an allowance recorded:
Commercial & industrial	$267	4	283	4
Commercial, secured by real estate	144	2	154	3
Residential real estate	796	—	566	7
Consumer	21	—	23	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,228	6	1,026	14

Total:
Commercial & industrial	$1,118	12	1,024	19
Commercial, secured by real estate	17,394	332	15,435	196
Residential real estate	4,448	52	3,500	56
Consumer	33	—	33	—
Agricultural	—	—	178	—
Other	322	9	391	11
Total	$23,315	405	20,561	282

Six Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$876	9	805	25
Commercial, secured by real estate	17,830	527	15,166	389
Residential real estate	3,719	108	2,950	97
Consumer	13	1	15	1
Agricultural	—	—	178	—
Other	327	18	394	22
Total	$22,765	663	19,508	534

With an allowance recorded:
Commercial & industrial	$264	8	288	9
Commercial, secured by real estate	147	3	155	6
Residential real estate	762	10	571	15
Consumer	21	—	24	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,194	21	1,038	30

Total:
Commercial & industrial	$1,140	17	1,093	34
Commercial, secured by real estate	17,977	530	15,321	395
Residential real estate	4,481	118	3,521	112
Consumer	34	1	39	1
Agricultural	—	—	178	—
Other	327	18	394	22
Total	$23,959	684	20,546	564

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Of the interest income recognized on impaired loans during the six months ended June 30, 2019 and 2018, approximately $11,000 and $20,000, respectively, were recognized on a cash basis.

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

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2019 and 2018 were as follows:

	2019			2018
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended June 30,
Commercial and industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	—	—	$—	—

Six Months Ended June 30,
Commercial and industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	2	258	258	—	—	—
Residential real estate	2	54	54	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$312	312	—	$—	—

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the six months ended June 30, 2019 and 2018 and that remained in default at period end.

Information concerning loans that were modified during the six months ended June 30, 2019 and 2018 and that were determined to be troubled debt restructurings follows (in thousands):

	2019	2018
Impaired loans without a valuation allowance at the end of the period	$312	—
Impaired loans with a valuation allowance at the end of the period	—	—

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at June 30, 2019 and December 31, 2018 were approximately $88,444,000 and $97,685,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at June 30, 2019 was $375,000.

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

Impaired loans acquired are accounted for under ASC 310-30.  Factors considered in evaluating whether an acquired loan was impaired include delinquency status and history, updated borrower credit status, collateral information, and updated loan-to-value information.  The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference. The interest component of the cash flows expected to be collected is referred to as the accretable yield and is recognized as interest income over the remaining contractual life of the loan using the level yield method.   Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows will result in a reclassification from the nonaccretable difference to the accretable yield.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Acquired Credit Impaired Loans (continued)

The following table provides at June 30, 2019 and December 31, 2018 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2019	December 31, 2018
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$9	13
Commercial, secured by real estate	807	818
Residential real estate	684	911
Other loans, including deposit overdrafts	—	—
Loans, gross	1,500	1,742
Less allowance for loan losses	—	—
Loans, net	$1,500	1,742

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$752	503
Commercial, secured by real estate	861	1,547
Residential real estate	744	784
Other loans, including deposit overdrafts	300	336
Loans, gross	2,657	3,170
Less allowance for loan losses	—	—
Loans, net	$2,657	3,170

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	1,346	1,396
Residential real estate	110	158
Other loans, including deposit overdrafts	—	—
Loans, gross	1,456	1,554
Less allowance for loan losses	—	—
Loans, net	$1,456	1,554

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$331	406
Commercial, secured by real estate	2,471	2,554
Residential real estate	1,373	1,376
Other loans, including deposit overdrafts	—	—
Loans, gross	4,175	4,336
Less allowance for loan losses	—	—
Loans, net	$4,175	4,336

Total
Commercial & industrial	$1,092	922
Commercial, secured by real estate	5,485	6,315
Residential real estate	2,911	3,229
Other loans, including deposit overdrafts	300	336
Loans, gross	9,788	10,802
Less allowance for loan losses	—	—
Loans, net	$9,788	10,802

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Outstanding balance	$12,142	13,371
Carrying amount	9,788	10,802

Activity during the three and six months ended June 30, 2019 and 2018 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accretable discount at beginning of period	$719	635	743	669
Reclassification from nonaccretable discount to accretable discount	59	—	59	—
Disposals	—	—	1	—
Accretion	(152)	(2)	(177)	(36)
Accretable discount at end of period	$626	633	626	633

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Affordable housing tax credit investment	$5,000	5,000
Less amortization	583	492
Net affordable housing tax credit investment	$4,417	4,508

Unfunded commitment	$2,993	3,372

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Affordable Housing Tax Credit Limited Partnership (continued)

The following table presents other information relating to LCNB's affordable housing tax credit investments for the six months ended June 30, 2019 and 2018 (in thousands):

	2019	2018
Tax credits and other tax benefits recognized	$168	112
Tax credit amortization expense included in provision for income taxes	91	112

Note 7 – Borrowings

Borrowings at June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$4,230	3.00%
FHLB short-term advances	—	—%	52,000	2.48%
FHLB long-term advances	41,986	2.54%	47,032	2.45%
	$41,986	2.54%	$103,262	2.49%

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $283 million and $303 million at June 30, 2019 and December 31, 2018, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings. Total remaining borrowing capacity at June 30, 2019 was approximately $87.4 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Note 8 - Leases

LCNB has capitalized operating leases for its Otterbein, Fairfield, Barron Street , and Worthington offices, for the land at its Oxford and Oakwood offices, and for certain office equipment. The Oakwood lease has a remaining term of seventeen years with options to renew for six additional periods of five years each. The Oxford lease has a remaining term of forty-one years with no renewal options. The other leases have remaining terms of less than one year up to six years, some of which contain options to renew the leases for additional five-year periods.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Leases (continued)

Lease expenses for offices are included in the consolidated condensed statements of income in occupancy expense, net and lease expenses for equipment are included in equipment expenses. Components of lease expense for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three Months	Six Months
Operating lease expense	$140	280
Short-term lease expense	14	26
Variable lease expense	3	5
Other	(2)	3
Total lease expense	$155	314

Other information related to leases at June 30, 2019 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$260
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,615
Weighted average remaining lease term in years for operating leases	39 years
Weighted average discount rate for operating leases	3.62%

Note 9 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(1.5)%	(4.3)%	(1.7)%	(4.4)%
Tax exempt income on bank owned life insurance	(0.7)%	(1.2)%	(0.7)%	(1.2)%
Captive insurance premium income	(0.9)%	(1.3)%	(0.9)%	(1.0)%
Other, net	(0.8)%	0.9%	(0.7)%	0.7%
Effective tax rate	17.1%	15.1%	17.0%	15.1%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
Commitments to extend credit:
Commercial loans	$69,497	23,978
Other loans
Fixed rate	3,491	2,961
Adjustable rate	1,868	1,077
Unused lines of credit:
Fixed rate	7,186	31,446
Adjustable rate	142,961	169,031
Unused overdraft protection amounts on demand and NOW accounts	16,332	16,249
Standby letters of credit	883	1,080
Total commitments	$242,218	245,822

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2019 totaled approximately $3,752,000.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2019
Balance at beginning of period	$(2,142)	(88)	$(2,230)	(4,631)	(88)	(4,719)
Before reclassifications	2,178	—	2,178	4,653	—	4,653
Reclassifications	(1)	—	(1)	13	—	13
Balance at end of period	$35	$(88)	$(53)	35	(88)	(53)

2018
Balance at beginning of period	$(5,677)	$(166)	$(5,843)	(2,200)	(142)	(2,342)
Cumulative effect of changes in accounting principles	—	—	—	(498)	(27)	(525)
Balance at beginning of period, as adjusted	(5,677)	(166)	(5,843)	(2,698)	(169)	(2,867)
Before reclassifications	(544)	3	(541)	(3,523)	6	(3,517)
Reclassifications	1	—	1	1	—	1
Balance at end of period	$(6,220)	$(163)	$(6,383)	(6,220)	(163)	(6,383)

Reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2019 and 2018 and the affected line items in the consolidated condensed statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2019	2018	2019	2018
Realized gain (loss) from sales of debt securities, available-for-sale	$1	(1)	(17)	(1)	Net gain (loss) from sales of debt securities, available-for-sale
Income tax benefit	—	—	(4)	—	Provision for income taxes
Reclassification adjustment, net of taxes	$1	(1)	(13)	(1)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month periods ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Qualified noncontributory defined benefit retirement plan	$259	264	515	525
401(k) plan	121	107	264	217

Certain highly compensated former employees participate in a nonqualified defined benefit retirement plan.  The nonqualified plan ensures that participants receive the full amount of benefits to which they would have been entitled under the noncontributory defined benefit retirement plan in the absence of limits on benefit levels imposed by certain sections of the Internal Revenue Code. This plan is limited to the original participants and no new participants have been added.

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2019 and 2018 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$—	—	—	—
Interest cost	19	17	37	34
Amortization of unrecognized net loss	—	4	—	8
Net periodic pension cost	$19	21	37	42

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at June 30, 2019 and December 31, 2018 for the nonqualified defined benefit retirement plan consists of (in thousands):

	June 30, 2019	December 31, 2018
Net actuarial loss	$—	88
Past service cost	—	—
Total recognized, net of tax	$—	88

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at June 30, 2019 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.00 - $12.99	13,278	11.98	1.6	13,278	11.98	1.6

The following table summarizes stock option activity for the periods indicated:

	Six Months Ended June 30,
	2019			2018
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	13,278	$11.98		20,265	$11.42
Granted	—	—		—	—
Exercised	—	—		(2,631)	12.55
Expired	—	—		—	—
Outstanding, June 30,	13,278	11.98	93	17,634	11.25	149
Exercisable, June 30,	13,278	11.98	93	17,634	11.25	149
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

No compensation costs related to option awards were recognized during 2018 or 2019.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	16,958	$18.94	8,817	$16.44
Granted	12,504	16.95	10,634	19.20
Vested	(2,795)	20.01	(669)	22.60
Forfeited	—	—	—	—
Outstanding, June 30,	26,667	$17.89	18,782	$17.78

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock expense	$21	15	91	71
Tax effect	4	3	19	15

Unrecognized compensation expense for restricted stock awards was $302,000 at June 30, 2019 and is expected to be recognized over a period of 4.8 years.

Note 14 – Earnings per Common Share

LCNB has granted restricted stock awards with non-forfeitable dividend rights, which are considered participating securities. Accordingly, earnings per share is computed using the two-class method as required by ASC 260-10-45. Basic earnings per common share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Earnings per Common Share (continued)

Earnings per share for the three and six months ended June 30, 2019 and 2018 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,728	2,738	9,355	5,451
Less allocation of earnings and dividends to participating securities	9	3	17	7
Net income allocated to common shareholders	$4,719	2,735	9,338	5,444

Weighted average common shares outstanding, gross	13,216,922	11,114,745	13,262,140	10,578,290
Less average participating securities	24,231	15,260	24,231	15,260
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	13,192,691	11,099,485	13,237,909	10,563,030
Add dilutive effect of:
Stock options	3,974	5,529	3,843	5,762
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	13,196,665	11,105,014	13,241,752	10,568,792

Earnings per common share:
Basic	$0.36	0.25	$0.71	0.52
Diluted	0.36	0.25	0.71	0.52

There were no anti-dilutive stock options outstanding at June 30, 2019 or 2018.

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
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

Equity Securities With a Readily Determinable Fair Value
Equity securities with a readily determinable fair value are reported at fair value with changes in fair value reported in other operating income in the consolidated condensed statements of income. Fair values for equity securities are determined based on market quotations (level 1). LCNB has invested in two mutual funds that are traded in active markets and their fair values are based on market quotations (level 1). Investments in another two mutual funds are measured at fair value using net asset values ("NAV") and are considered level 1 because the NAVs are determined and published and are the basis for current transactions. One of the mutual funds measured at fair value using its NAV was sold during the first quarter 2019.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$922	922	—	—
Mutual funds	43	43	—	—
Mutual funds measured at net asset value	1,281	1,281	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,303	2,303	—	—
U.S. Agency notes	77,827	—	77,827	—
U.S. Agency mortgage-backed securities	62,139	—	62,139	—
Municipal securities:
Non-taxable	39,903	—	39,903	—
Taxable	16,488	—	16,488	—
Total recurring fair value measurements	$200,906	4,549	196,357	—

Nonrecurring fair value measurements:
Impaired loans	$1,003	—	—	1,003
Other real estate owned and repossessed assets	197	—	—	197
Total nonrecurring fair value measurements	$1,200	—	—	1,200

December 31, 2018
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$519	519	—	—
Mutual funds	39	39	—	—
Mutual funds measured at net asset value	1,520	1,520	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,235	2,235	—	—
U.S. Agency notes	78,340	—	78,340	—
U.S. Agency mortgage-backed securities	55,610	—	55,610	—
Municipal securities:
Non-taxable	84,714	—	84,714	—
Taxable	17,522	—	17,522	—
Total recurring fair value measurements	$240,499	4,313	236,186	—

Nonrecurring fair value measurements:
Impaired loans	$1,039	—	—	1,039
Other real estate owned and repossessed assets	244	—	—	244
Total nonrecurring fair value measurements	$1,283	—	—	1,283

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2019 and December 31, 2018 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
June 30, 2019
Impaired loans	$32	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	971	Discounted cash flows	Discount rate	8.25%	4.50%	6.84%
Other real estate owned	197	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2018
Impaired loans	$45	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	994	Discounted cash flows	Discount rate	8.25%	4.50%	6.86%
Other real estate owned	244	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
FINANCIAL ASSETS:
Cash and cash equivalents	$23,185	23,185	23,185	—	—
Interest-bearing time deposits	498	498	—	498	—
Debt securities, held-to-maturity	33,343	33,543	—	—	33,543
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,226,149	1,241,333	—	—	1,241,333
Accrued interest receivable	4,462	4,462	—	4,462	—

FINANCIAL LIABILITIES:
Deposits	1,357,959	1,362,247	1,021,956	340,291	—
Short-term borrowings	—	—	—	—	—
Long-term debt	41,986	42,586	—	42,586	—
Accrued interest payable	704	704	—	704	—

December 31, 2018
FINANCIAL ASSETS:
Cash and cash equivalents	$20,040	20,040	20,040	—	—
Interest-bearing time deposits	996	995	—	995	—
Investment securities, held-to-maturity	29,721	29,024	—	—	29,024
Federal Reserve Bank stock	4,653	4,653	4,653	—	—
Federal Home Loan Bank stock	4,845	4,845	4,845	—	—
Loans, net	1,194,577	1,183,041	—	—	1,183,041
Accrued interest receivable	4,317	4,317	—	4,317	—

FINANCIAL LIABILITIES:
Deposits	1,300,919	1,301,298	1,004,057	297,241	—
Short-term borrowings	56,230	56,230	56,230	—	—
Long-term debt	47,032	48,255	—	48,255	—
Accrued interest payable	690	690	—	690	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at June 30, 2019 and December 31, 2018.

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

Interest-bearing time deposits
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

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"
ASU No. 2016-13 was issued in June 2016 and, once effective, will significantly change current guidance for recognizing impairment of financial instruments. Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU No. 2016-13 replaces the incurred loss impairment methodology with a new current expected credit loss ("CECL") methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required.

ASU No. 2016-13 also amends the accounting for credit losses on debt securities, available-for-sale, and purchased financial assets with credit deterioration. Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Any credit loss will be recognized as an allowance for credit losses on debt securities, available-for-sale, rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. As a result, entities will recognize improvements to estimated credit losses on debt securities, available-for-sale, immediately in earnings rather than as interest income over time, as currently required.

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

LCNB has created a cross-functional CECL Committee, which reports to the Audit Committee, composed of members from the lending, trust, and finance departments. The CECL Committee has selected a vendor to assist in implementation of and ongoing compliance with the new requirements. It has completed analyzing its data collection efforts, selected a calculation model, and is currently analyzing its pool segmentation and reporting mechanisms for adoption of the new methodology. The current plan is to parallel process the CECL methodology with LCNB's current methodology for the the third quarter 2019 analysis of the allowance for loan losses. While the committee and management expect that the implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, they are continuing to evaluate the potential impact on LCNB's results of operations and financial position. The financial statement impact of this new standard cannot be reasonably estimated at this time.

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. However, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially from those expectations. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;

2.	LCNB’s ability to integrate recent and any future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;

3.	LCNB may incur increased loan charge-offs in the future;

4.	LCNB may face competitive loss of customers;

5.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

6.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

7.	changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

8.	LCNB may experience difficulties growing loan and deposit balances;

9.	the current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations;

10.
deterioration in the financial condition of the U.S. banking system may impact the valuations of investments LCNB has made in the securities of other financial institutions resulting in either actual losses or other-than-temporary impairments on such investments;

11.
difficulties with technology or data security breaches, including cyberattacks, that could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others; and

12.
government intervention in the U.S. financial system, including the effects of legislative, tax, accounting, and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act.

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

Accounting for Intangibles.  LCNB’s intangible assets at June 30, 2019 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations

Net income for the three and six months ended June 30, 2019 was $4,728,000 (total basic and diluted earnings per share of $0.36) and $9,355,000 (total basic and diluted earnings per share of $0.71). This compares to net income of $2,738,000 (total basic and diluted earnings per share of $0.25) and $5,451,000 (total basic and diluted earnings per share of $0.52) for the same three and six month periods in 2018.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended June 30, 2019 vs. 2018
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2019 and 2018, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,217,726	$14,662	4.83%	$961,726	$10,703	4.46%
Interest-bearing demand deposits	11,545	76	2.64%	8,084	52	2.58%
Interest-bearing time deposits	602	3	2.00%	3,462	2	0.23%
Federal Reserve Bank stock	4,652	140	12.07%	2,732	82	12.04%
Federal Home Loan Bank stock	5,175	66	5.12%	4,036	61	6.06%
Investment securities:
Equity securities	4,292	31	2.90%	3,291	24	2.93%
Debt securities, taxable	161,302	933	2.32%	168,245	934	2.23%
Debt securities, non-taxable (2)	73,931	528	2.86%	124,600	861	2.77%
Total earnings assets	1,479,225	16,439	4.46%	1,276,176	12,719	4.00%
Non-earning assets	162,508			137,765
Allowance for loan losses	(4,088)			(4,245)
Total assets	$1,637,645			$1,409,696

Savings deposits	$685,229	601	0.35%	$676,504	242	0.14%
IRA and time certificates	331,214	1,863	2.26%	226,451	854	1.51%
Short-term borrowings	243	2	3.30%	3,491	7	0.80%
Long-term debt	42,567	272	2.56%	13,252	67	2.03%
Total interest-bearing liabilities	1,059,253	2,738	1.04%	919,698	1,170	0.51%
Demand deposits	336,006			309,149
Other liabilities	18,183			10,772
Capital	224,203			170,077
Total liabilities and capital	$1,637,645			$1,409,696
Net interest rate spread (3)			3.42%			3.49%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$13,701	3.72%		$11,549	3.63%
Ratio of interest-earning assets to interest-bearing liabilities	139.65%			138.76%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2019 as compared to the same period in 2018.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2019 vs. 2018 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$3,027	932	3,959
Interest-bearing demand deposits	23	1	24
Interest-bearing time deposits	(3)	4	1
Federal Reserve Bank stock	58	—	58
Federal Home Loan Bank stock	15	(10)	5
Investment securities:
Equity securities	7	—	7
Debt securities, taxable	(39)	38	(1)
Debt securities, non-taxable	(361)	28	(333)
Total interest income	2,727	993	3,720

Interest-bearing Liabilities:
Savings deposits	3	356	359
IRA and time certificates	489	520	1,009
Short-term borrowings	(11)	6	(5)
Long-term debt	183	22	205
Total interest expense	664	904	1,568
Net interest income	$2,063	89	2,152

Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2019 totaled $13,701,000, an increase of $2,152,000 from the comparable period in 2018.  Total interest income increased $3,720,000, partially offset by an increase in interest expense of $1,568,000.

The increase in total interest income was due primarily to a $3,959,000 increase in loan interest income caused by a $256.0 million increase in the average balance of LCNB's loan portfolio and by a 37 basis point (a basis point equals 0.01%) increase in the average rate earned on loans. Loans obtained through the merger with CFB were a significant component of the increase in average loans. Slightly offsetting the increase in loan interest income was a $333,000 decrease in interest income from non-taxable debt securities. The decrease in interest income from non-taxable debt securities was due to a $50.7 million decrease in average non-taxable debt securities, partially offset by a 9 basis point increase in the average rate earned. Decreases in debt securities were invested in the loan portfolio and used to pay down short-term borrowings.

The increase in total interest expense was primarily due to a $1,009,000 increase in interest expense for IRA and time certificates due to a $104.8 million increase in the average balance on such certificates and to a 75 basis point market-driven increase in the average rates paid. Interest expense for savings deposits increased $359,000 primarily due to a 21 basis point increase in the average rate paid for these deposits Interest expense for long-term debt increase $205,000 due primarily to a $29.3 million increase in average debt outstanding and secondarily to a 53 basis point increase in the average rate paid. Deposits and long-term debt obtained through the merger with CFB were a significant component of the increase in average total interest-bearing liabilities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2019 vs. 2018
The following table presents, for the six months ended June 30, 2019 and 2018, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,213,292	$29,200	4.85%	$907,739	$20,116	4.47%
Interest-bearing demand deposits	8,661	127	2.96%	5,987	71	2.39%
Interest-bearing time deposits	781	8	2.07%	1,740	2	0.23%
Federal Reserve Bank stock	4,652	140	6.07%	2,732	82	6.05%
Federal Home Loan Bank stock	5,011	139	5.59%	3,838	114	5.99%
Investment securities:
Equity securities	4,256	64	3.03%	3,273	46	2.83%
Debt securities, taxable	156,494	1,802	2.32%	170,901	1,865	2.20%
Debt securities, non-taxable (2)	86,778	1,216	2.83%	127,523	1,752	2.77%
Total earnings assets	1,479,925	32,696	4.46%	1,223,733	24,048	3.96%
Non-earning assets	160,527			131,447
Allowance for loan losses	(4,081)			(3,825)
Total assets	$1,636,371			$1,351,355

Savings deposits	$692,926	1,262	0.37%	$661,680	441	0.13%
IRA and time certificates	320,998	3,488	2.19%	207,989	1,526	1.48%
Short-term borrowings	11,675	221	3.82%	8,759	76	1.75%
Long-term debt	43,616	489	2.26%	7,784	81	2.10%
Total interest-bearing liabilities	1,069,215	5,460	1.03%	886,212	2,124	0.48%
Demand deposits	329,118			294,141
Other liabilities	15,194			10,879
Capital	222,844			160,123
Total liabilities and capital	$1,636,371			$1,351,355
Net interest rate spread (3)			3.43%			3.48%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$27,236	3.71%		$21,924	3.61%
Ratio of interest-earning assets to interest-bearing liabilities	138.41%			138.09%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2019, as compared to the same period in 2018.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended June 30, 2019 vs. 2018 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$7,235	1,849	9,084
Interest-bearing demand deposits	37	19	56
Interest-bearing time deposits	(2)	8	6
Federal Reserve Bank stock	58	—	58
Federal Home Loan Bank stock	33	(8)	25
Investment securities:
Equity securities	15	3	18
Debt securities, taxable	(162)	99	(63)
Debt securities, non-taxable	(570)	34	(536)
Total interest income	6,644	2,004	8,648

Interest-bearing Liabilities:
Savings deposits	22	799	821
IRA and time certificates	1,041	921	1,962
Short-term borrowings	32	113	145
Long-term debt	401	7	408
Total interest expense	1,496	1,840	3,336
Net interest income	$5,148	164	5,312

Net interest income on a fully taxable-equivalent basis for the six months ended June 30, 2019 totaled $27,236,000, an increase of $5,312,000 from the comparable period in 2018.  Total interest income increased $8,648,000, partially offset by an increase in interest expense of $3,336,000.

The increase in total interest income was due primarily to a $9,084,000 increase in loan interest income caused by a $305.6 million increase in the average balance of the loan portfolio and by a 38 basis point increase in the average rate earned on loans. Loans obtained through the merger with CFB were a significant component of the increase in average loans. Slightly offsetting the increase in loan interest income was a $536,000 decrease in interest income from non-taxable debt securities due to a $40.7 million decrease in average non-taxable debt securities, partially offset by 6 basis point increase in the average rate earned. Decreases in debt securities were invested in the loan portfolio.

The increase in total interest expense was due to increases in all line items due to increases in average balances and market-driven increases in average rates paid. Total average interest-bearing liabilities increased $183.0 million and the average rate paid on total interest-bearing liabilities increased 55 basis points. Deposits and long-term debt obtained through the merger with CFB were a significant component of the increase in average total interest-bearing liabilities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision (credit) for loan losses for the three and six months ended June 30, 2019 was $54,000 and $(51,000), respectively, as compared to a provision of $224,000 and $303,000 for the comparable periods in 2018. Net charge-offs (recoveries) for the three and six months ended June 30, 2019 was $68,000 and $(117,000), respectively, as compared to net charge-offs of $150,000 and $103,000 for the comparable periods in 2018.

Non-Interest Income

A comparison of non-interest income for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Difference	2019	2018	Difference
Fiduciary income	$1,058	942	116	2,092	1,906	186
Service charges and fees on deposit accounts	1,497	1,426	71	2,805	2,731	74
Net gains (losses) on sales of debt securities	1	(1)	2	(17)	(1)	(16)
Bank owned life insurance income	183	182	1	365	368	(3)
Gains from sales of loans	64	97	(33)	93	119	(26)
Other operating income	195	145	50	432	304	128
Total non-interest income	$2,998	2,791	207	5,770	5,427	343

Reasons for increases and decreases include:

•	Fiduciary income increased due to an increase in trust and brokerage assets managed.

•	Other operating income increased due to an increase in the fair value of equity security investments, partially offset by smaller decreases in various other accounts.

Non-Interest Expense

A comparison of non-interest expense for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Difference	2019	2018	Difference
Salaries and employee benefits	$6,243	$5,128	$1,115	$12,405	$10,105	$2,300
Equipment expenses	278	268	10	544	521	23
Occupancy expense, net	744	658	86	1,507	1,385	122
State financial institutions tax	436	296	140	874	599	275
Marketing	297	284	13	599	416	183
Amortization of intangibles	260	188	72	517	373	144
FDIC insurance premiums	112	99	13	238	198	40
Contracted services	475	391	84	939	706	233
Other real estate owned	48	1	47	51	3	48
Merger-related expenses	20	855	(835)	87	1,613	(1,526)
Other non-interest expense	1,920	2,543	(623)	3,772	4,341	(569)
Total non-interest expense	$10,833	$10,711	$122	$21,533	$20,260	$1,273

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Reasons for increases and decreases include:

•
Salaries and employee benefits increased 21.7% and 22.8% for the respective three and six months ended June 30, 2019 as compared to the same periods in 2018. The increase was primarily due to salary and wage increases, newly hired employees, and CFB employees retained. Full-time equivalent employees at June 30, 2019 totaled 355, compared with 344 full-time equivalent employees at Jun 30, 2018.

•
State financial institutions tax expense increased due to a larger capital base (Ohio financial institutions tax is based on capital, not income), largely caused by stock issued to CFB stockholders as merger consideration.

•	Marketing increased primarily due to promotion costs for new checking products introduced during 2018 and expanded use of broadcast and digital media.

•	Amortization of intangibles increased due to amortization of the core deposit intangible recognized as part of the acquisition accounting for CFB.

•	Contracted services increased due to additional fees paid for loan and deposit system upgrades and improvements and to general price increases on other contracted services.

•	Other real estate owned expense increased due to an impairment charge recognized during the second quarter 2019.

•	Merger-related expenses during the 2019 and 2018 periods are due to the acquisition of CFB.

•	Other non-interest expense decreased due to the absence of a $645,000 impairment charge recognized on one of LCNB's office buildings during the second quarter 2018.

Income Taxes

LCNB's effective tax rates for the three and six months ended June 30, 2019 were 17.1% and 17.0%, respectively, compared to 15.1% for both the three and six months ended June 30, 2018.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. The effective tax rates for the three and six months ended June 30, 2019 were greater than the comparable periods in 2018 due to a lower volume of tax-exempt municipal securities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at June 30, 2019 and December 31, 2018 is as follows (in thousands):

	June 30, 2019	December 31, 2018	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	23,185	20,040	3,145	15.69%
Interest -bearing time deposits	498	996	(498)	(50.00)%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,246	2,078	168	8.08%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	198,660	238,421	(39,761)	(16.68)%
Debt securities, held-to-maturity, at cost	33,343	29,721	3,622	12.19%
Federal Reserve Bank stock, at cost	4,652	4,653	(1)	(0.02)%
Federal Home Loan Bank stock, at cost	5,203	4,845	358	7.39%
Loans, net	1,226,149	1,194,577	31,572	2.64%
Premises and equipment, net	33,013	32,627	386	1.18%
Operating lease right-of-use assets	5,686	—	5,686	—%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	4,494	5,042	(548)	(10.87)%
Bank owned life insurance	29,088	28,723	365	1.27%
Other assets	14,475	13,884	591	4.26%
Total assets	1,642,012	1,636,927	5,085	0.31%

LIABILITIES:
Deposits:
Non-interest-bearing	335,474	322,571	12,903	4.00%
Interest-bearing	1,022,485	978,348	44,137	4.51%
Total deposits	1,357,959	1,300,919	57,040	4.38%
Short-term borrowings	—	56,230	(56,230)	(100.00)%
Long-term debt	41,986	47,032	(5,046)	(10.73)%
Operating leases liability	5,615	—	5,615	—%
Accrued interest and other liabilities	13,480	13,761	(281)	(2.04)%
Total liabilities	1,419,040	1,417,942	1,098	0.08%

TOTAL SHAREHOLDERS' EQUITY	222,972	218,985	3,987	1.82%
Total liabilities and shareholders' equity	1,642,012	1,636,927	5,085	0.31%

Reasons for increases and decreases include:

•
Interest-bearing time deposits were obtained through the merger with CFB. This line item represents certificates of deposit with individual balances of less than $250,000 invested in various financial institutions. Management has decided not to renew matured certificates.

•
Debt securities, available-for-sale, decreased due to sales of securities with a total book value of $50.3 million and maturities and calls of securities totaling $7.1 million. These decreases were partially offset by the purchase of new securities totaling $12.3 million and by a net increase in fair values totaling $5.9 million. The net funds received were invested in the loan portfolio and used to help pay down short-term borrowings and long-term debt.

•	Federal Home Loan Bank stock increased due to the purchase of additional shares.

•	Net loans increased due to organic growth in the loan portfolio.

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

•	Core deposit and other intangibles decreased due to amortization of core deposit intangibles.

•
Total deposits increased largely due to a $47.0 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, these deposits tend to be at their lowest balances at year-ends.

•	The decrease in short-term borrowings was funded primarily by the increase in total deposits and the decrease in debt securities, available-for-sale.

•	Long-term debt decreased due to payoffs of matured debt. There were no new borrowings during the first half of 2019.

•
Total shareholders' equity increased primarily due to earnings retained during the first half of 2019 and to a $4.7 million decrease in accumulated other comprehensive loss, net of taxes caused by market-driven increases in the fair value of LCNB's debt security investments. These increases were partially offset by the purchase of new treasury shares and dividends paid to shareholders.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Regulatory Capital:
Shareholders' equity	$219,230	$215,395
Goodwill and other intangibles	(63,270)	(63,788)
Accumulated other comprehensive loss	53	4,719
Tier 1 risk-based capital	156,013	156,326
Eligible allowance for loan losses	4,112	4,046
Total risk-based capital	$160,125	$160,372
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.44%	12.65%
Tier 1 Capital to risk-weighted assets	12.44%	12.65%
Total Capital to risk-weighted assets	12.77%	12.98%
Leverage	9.95%	9.96%

Risk-weighted capital ratios decreased due to changes made in LCNB's balance sheet during 2019. As previously discussed, management reduced investments in debt securities, available-for-sale, and used the funds to finance loan growth. In general, the government, government agency, and municipal debt securities that comprise the majority of LCNB's investments tend to have lower risk weights than loans and, as a result, the denominators for the ratios increased.

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

Total remaining borrowing capacity with the Federal Home Loan Bank at June 30, 2019 was approximately $87.4 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its borrowing capacity by purchasing additional FHLB stock. In addition, additional borrowings of approximately $40.0 million were available through the line of credit arrangements at quarter-end.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2019 IRSA indicates that an increase in interest rates will have a positive effect on NII and a 100 basis point decrease in interest rates will have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$60,633	2,823	4.88%
Up 300	59,929	2,119	3.67%
Up 200	59,216	1,406	2.43%
Up 100	58,498	688	1.19%
Base	57,810	—	—%
Down 100	57,181	(629)	(1.09)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2019 EVE analysis indicates that an increase in interest rates will have a positive effect on the EVE and a 100 basis point decrease in interest rates will have a negative effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$237,015	10,645	4.70%
Up 300	237,106	10,736	4.74%
Up 200	235,737	9,367	4.14%
Up 100	232,213	5,843	2.58%
Base	226,370	—	—%
Down 100	221,840	(4,530)	(2.00)%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2019, LCNB's disclosure controls and procedures were effective.

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

On April 24, 2019, LCNB's Board of Directors authorized a share repurchase program (the “Program”). Under the terms of the Program, LCNB is authorized to repurchase up to 500,000 of its outstanding common shares. The Program is authorized to last no longer than five years. The Program replaced and superseded LCNB’s prior share repurchase programs, the “Market Repurchase Program” and the “Private Sale Repurchase Program,” which were adopted in April 2001.

Under the Program, LCNB may purchase common shares through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at LCNB's discretion. Factors include, but are not limited to, share price, trading volume and general market conditions, along with LCNB’s general business conditions. The Program may be suspended or discontinued at any time and does not obligate LCNB to acquire any specific number of its common shares.

As part of the Program, LCNB entered into a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The 10b5-1 trading plan permits common shares to be repurchased at times that LCNB might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan is administered by an independent broker and is subject to price, market volume and timing restrictions.

The following table sets forth information relating to repurchases made under the Program during the three months ended June 30, 2019, which were the only shares repurchased during 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	—	—	—	500,000
May 2019	139,182	$17.09	139,182	360,818
June 2019	202,903	$16.98	202,903	157,915

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 7, 2019	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer

August 7, 2019	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer