Form 10-Q
period 2019-09-30
LCNB CORP
filed 2019-11-06
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of November 5, 2019 was 12,927,907 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS:
Cash and due from banks	$18,374	18,310
Interest-bearing demand deposits	4,452	1,730
Total cash and cash equivalents	22,826	20,040
Interest-bearing time deposits	249	996
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,266	2,078
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	191,230	238,421
Debt securities, held-to-maturity, at cost	34,031	29,721
Federal Reserve Bank stock, at cost	4,652	4,653
Federal Home Loan Bank stock, at cost	5,203	4,845
Loans, net	1,221,725	1,194,577
Premises and equipment, net	34,045	32,627
Operating lease right-of-use assets	5,565	—
Goodwill	59,221	59,221
Core deposit and other intangibles, net	4,246	5,042
Bank owned life insurance	41,377	28,723
Other assets	15,712	13,884
TOTAL ASSETS	$1,644,447	1,636,927

LIABILITIES:
Deposits:
Noninterest-bearing	$335,989	322,571
Interest-bearing	1,019,394	978,348
Total deposits	1,355,383	1,300,919
Short-term borrowings	—	56,230
Long-term debt	41,990	47,032
Operating lease liabilities	5,531	—
Accrued interest and other liabilities	16,051	13,761
TOTAL LIABILITIES	1,418,955	1,417,942

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,102,490 and 14,070,303 shares at September 30, 2019 and December 31, 2018, respectively	141,618	141,170
Retained earnings	101,929	94,547
Treasury shares at cost, 1,175,027 and 775,027 shares at September 30, 2019 and December 31, 2018, respectively	(18,847)	(12,013)
Accumulated other comprehensive income (loss), net of taxes	792	(4,719)
TOTAL SHAREHOLDERS' EQUITY	225,492	218,985
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,644,447	1,636,927
The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2018 has been derived from the audited consolidated balance sheet as of that date.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans	$14,872	13,363	$44,072	33,479
Dividends on equity securities:
With a readily determinable fair value	15	17	47	48
Without a readily determinable fair value	16	7	48	22
Interest on debt securities:
Taxable	918	901	2,720	2,766
Non-taxable	379	661	1,340	2,045
Interest on interest-bearing time deposits	3	32	11	34
Other investments	126	89	532	356
TOTAL INTEREST INCOME	16,329	15,070	48,770	38,750

INTEREST EXPENSE:
Interest on deposits	2,475	1,810	7,225	3,777
Interest on short-term borrowings	3	12	224	88
Interest on long-term debt	273	145	762	226
TOTAL INTEREST EXPENSE	2,751	1,967	8,211	4,091
NET INTEREST INCOME	13,578	13,103	40,559	34,659
PROVISION FOR LOAN LOSSES	264	659	213	962
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,314	12,444	40,346	33,697

NON-INTEREST INCOME:
Fiduciary income	1,123	1,081	3,215	2,987
Service charges and fees on deposit accounts	1,616	1,439	4,421	4,170
Bank owned life insurance income	289	185	654	553
Gains from sales of loans	114	63	207	182
Other operating income	234	160	666	464
TOTAL NON-INTEREST INCOME	3,376	2,928	9,163	8,356

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,403	5,686	18,808	15,791
Equipment expenses	322	276	866	797
Occupancy expense, net	751	734	2,258	2,119
State financial institutions tax	433	299	1,307	898
Marketing	410	382	1,009	798
Amortization of intangibles	263	286	780	659
FDIC insurance premiums (refunds), net	(13)	91	225	289
Contracted services	455	387	1,394	1,093
Net losses from sales of debt securities, available-for-sale	20	7	37	8
Other real estate owned	1	1	52	4
Merger-related expenses	27	346	114	1,959
Other non-interest expense	1,930	1,829	5,702	6,170
TOTAL NON-INTEREST EXPENSE	11,002	10,324	32,552	30,585
INCOME BEFORE INCOME TAXES	5,688	5,048	16,957	11,468
PROVISION FOR INCOME TAXES	961	847	2,875	1,816
NET INCOME	$4,727	4,201	$14,082	9,652

Dividends declared per common share	$0.17	0.16	$0.51	0.48
Earnings per common share:
Basic	$0.36	0.32	$1.07	0.84
Diluted	0.36	0.32	1.07	0.84
Weighted average common shares outstanding:
Basic	12,932,950	13,285,203	13,135,134	11,480,390
Diluted	12,937,145	13,290,665	13,139,100	11,486,051

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,727	4,201	$14,082	9,652
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities (net of taxes of $221 and $(281) for the three months ended September 30, 2019 and 2018, respectively, and $1,457 and $(1,218) for the nine months ended September 30, 2019 and 2018, respectively)	829	(1,058)	5,482	(4,581)
Reclassification adjustment for net realized losses on sales of available-for-sale debt securities included in net income (net of taxes of $4 and $2 for the three months ended September 30, 2019 and 2018, respectively, and $8 and $2 for the nine months ended September 30, 2019 and 2018, respectively)	16	5	29	6
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $1 and $3 for the three and nine months ended September 30, 2018, respectively)	—	3	—	9
Other comprehensive income (loss), net of tax	845	(1,050)	5,511	(4,566)
TOTAL COMPREHENSIVE INCOME	$5,572	3,151	$19,593	5,086

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three Months Ended September 30, 2019
Balance at June 30, 2019	12,978,554	$141,479	99,400	(17,854)	(53)	222,972
Net income			4,727			4,727
Other comprehensive income, net of taxes					845	845
Dividend Reinvestment and Stock Purchase Plan	6,824	118				118
Repurchase of common stock	(57,915)			(993)		(993)
Compensation expense relating to restricted stock	—	21				21
Common stock dividends, $0.17 per share			(2,198)			(2,198)
Balance at September 30, 2019	12,927,463	$141,618	101,929	(18,847)	792	225,492

Nine Months Ended September 30, 2019
Balance at December 31, 2018	13,295,276	$141,170	94,547	(12,013)	(4,719)	218,985
Net income			14,082			14,082
Other comprehensive income, net of taxes					5,511	5,511
Dividend Reinvestment and Stock Purchase Plan	19,683	336				336
Repurchase of common stock	(400,000)			(6,834)		(6,834)
Compensation expense relating to restricted stock	12,504	112				112
Common stock dividends, $0.51 per share			(6,700)			(6,700)
Balance at September 30, 2019	12,927,463	$141,618	101,929	(18,847)	792	225,492

Three Months Ended September 30, 2018
Balance at June 30, 2018	13,299,235	$140,870	89,544	(11,665)	(6,383)	212,366
Net income			4,201			4,201
Other comprehensive loss, net of taxes					(1,050)	(1,050)
Dividend Reinvestment and Stock Purchase Plan	5,741	108				108
Compensation expense relating to restricted stock	—	18				18
Common stock dividends, $0.16 per share			(2,128)			(2,128)
Balance at September 30, 2018	13,304,976	$140,996	91,617	(11,665)	(7,433)	213,515

Nine Months Ended September 30, 2018
Balance at December 31, 2017	10,023,059	$76,977	87,301	(11,665)	(2,342)	150,271
Cumulative effect of changes in accounting principles (1)			525		(525)	—
Balance at December 31, 2017, as adjusted	10,023,059	$76,977	87,826	(11,665)	(2,867)	150,271
Net income			9,652			9,652
Other comprehensive loss, net of taxes					(4,566)	(4,566)
Dividend Reinvestment and Stock Purchase Plan	15,592	299				299
Stock issued for acquisition of Columbus First Bancorp, Inc.	3,253,060	63,598				63,598
Exercise of stock options	2,631	33				33
Compensation expense relating to restricted stock	10,634	89				89
Common stock dividends, $0.48 per share			(5,861)			(5,861)
Balance at September 30, 2018	13,304,976	$140,996	91,617	(11,665)	(7,433)	213,515

(1) Represents the impact of adopting Accounting Standards Updates No. 2018-02 and No. 2016-01.

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,082	9,652
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	2,438	3,226
Provision for loan losses	213	962
Deferred income tax provision (benefit)	225	(111)
Increase in cash surrender value of bank owned life insurance	(654)	(553)
Realized gain from equity securities	(207)	(12)
Realized loss from sales of debt securities, available-for-sale	37	8
Realized (gain) loss from sales of premises and equipment	(1)	41
Impairment charge recognized on premises and equipment	—	645
Realized loss from sales and impairment of other real estate owned and repossessed assets	47	—
Origination of mortgage loans for sale	(10,449)	(6,478)
Realized gains from sales of loans	(207)	(182)
Proceeds from sales of mortgage loans	10,561	6,576
Compensation expense related to restricted stock	112	89
Changes in:
Accrued income receivable	(752)	(1,231)
Other assets	(1,839)	(1,436)
Other liabilities	1,243	186
TOTAL ADJUSTMENTS	767	1,730
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	14,849	11,382
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	380	73
Proceeds from sales of debt securities, available-for-sale	75,407	8,545
Proceeds from maturities and calls of debt securities:
Available-for-sale	16,012	12,237
Held-to-maturity	2,542	3,377
Purchases of equity securities	(360)	(1,100)
Purchases of debt securities:
Available-for-sale	(38,114)	—
Held-to-maturity	(6,852)	(2,485)
Proceeds from maturities of interest-bearing time deposits	747	3,477
Purchase of Federal Reserve Bank stock	—	(1,921)
Proceeds from redemption of Federal Reserve Bank stock	1	—
Purchase of Federal Home Loan Bank stock	(358)	—
Net increase in loans	(26,753)	(29,653)
Purchase of bank owned life insurance	(12,000)	—
Purchases of premises and equipment	(2,701)	(497)
Proceeds from sale of premises and equipment	5	19
Net cash received from acquisition of Columbus First Bancorp, Inc.	—	12,896
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	7,956	4,968
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	54,464	40,772
Net decrease in short-term borrowings	(56,230)	(57,000)
Proceeds from long-term debt	—	6,000
Principal payments on long-term debt	(5,055)	(6,167)
Proceeds from issuance of common stock	58	43
Repurchase of common stock	(6,834)	—
Proceeds from exercise of stock options	—	33
Cash dividends paid on common stock	(6,422)	(5,605)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(20,019)	(21,924)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,786	(5,574)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,040	25,386
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,826	19,812

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,896	4,043
Income taxes paid	1,901	700
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	17	—

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

Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2018 Annual Report on Form 10-K filed with the SEC.

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

As permitted by ASC 805-10-25, Business Combinations, the above estimated amounts could be adjusted up to one year after the closing date of the acquisition to reflect any new information obtained about facts and circumstances existing at the acquisition date. Any changes in the estimated fair values were recognized in the period the adjustment was identified. This adjustment period closed on May 31, 2019. There were no revisions during 2019.

The amount of goodwill recorded reflects LCNB's expansion in the Columbus market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill will not be amortizable on LCNB's financial records and will not be deductible for tax purposes. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment. The core deposit intangible is being amortized over the estimated weighted average economic life of the various core deposit types, which is approximately seven years.

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

Note 3 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2019
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,274	38	—	2,312
U.S. Agency notes	48,766	336	59	49,043
U.S. Agency mortgage-backed securities	84,665	630	233	85,062
Municipal securities:
Non-taxable	38,214	145	68	38,291
Taxable	16,196	331	5	16,522
	$190,115	1,480	365	191,230

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$25,934	208	17	26,125
Taxable	8,097	194	—	8,291
	$34,031	402	17	34,416

December 31, 2018
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,278	—	43	2,235
U.S. Agency notes	80,708	—	2,368	78,340
U.S. Agency mortgage-backed securities	57,584	7	1,981	55,610
Municipal securities:
Non-taxable	86,059	77	1,422	84,714
Taxable	17,654	102	234	17,522
	$244,283	186	6,048	238,421

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$26,021	84	635	25,470
Taxable	3,700	—	146	3,554
	$29,721	84	781	29,024

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at September 30, 2019 and December 31, 2018, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
Available-for-Sale:
U.S. Treasury notes	$—	—	—	—
U.S. Agency notes	—	—	21,900	59
U.S. Agency mortgage-backed securities	2,818	2	21,758	231
Municipal securities:
Non-taxable	13,061	47	1,492	21
Taxable	—	—	4,048	5
	$15,879	49	49,198	316

Held-to-Maturity:
Municipal securities:
Non-taxable	$991	1	2,649	16
Taxable	—	—	—	—
	$991	1	2,649	16

December 31, 2018
Available-for-Sale:
U.S. Treasury notes	$—	—	2,235	43
U.S. Agency notes	4,988	7	73,351	2,361
U.S. Agency mortgage-backed securities	137	—	55,217	1,981
Municipal securities:
Non-taxable	14,264	49	58,211	1,373
Taxable	—	—	14,407	234
	$19,389	56	203,421	5,992

Held-to-Maturity:
Municipal securities:
Non-taxable	$366	1	18,588	634
Taxable	400	1	3,154	145
	$766	2	21,742	779

Management has determined that the unrealized losses at September 30, 2019 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Contractual maturities of debt securities at September 30, 2019 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$9,983	9,981	2,535	2,539
Due from one to five years	63,472	63,712	7,876	7,994
Due from five to ten years	30,291	30,756	8,495	8,511
Due after ten years	1,704	1,719	15,125	15,372
	105,450	106,168	34,031	34,416
U.S. Agency mortgage-backed securities	84,665	85,062	—	—
	$190,115	191,230	34,031	34,416

Debt securities with a market value of $166,744,000 and $106,568,000 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities, available-for-sale, for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$25,105	5,202	75,407	8,545
Gross realized gains	84	14	212	21
Gross realized losses	104	21	249	29

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at September 30, 2019 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,364	1,341	1,651	1,559
Equity securities	755	925	471	519
Total equity securities with a readily determinable fair value	$2,119	2,266	2,122	2,078

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net gains recognized	$207	12
Less net realized gains on equity securities sold	17	25
Unrealized gains (losses) recognized and still held at period end	$190	(13)

Note 4 - Loans

Major classifications of loans at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Commercial and industrial	$71,576	77,740
Commercial, secured by real estate	797,842	740,647
Residential real estate	320,703	349,127
Consumer	23,918	17,283
Agricultural	11,525	13,297
Other loans, including deposit overdrafts	456	450
Loans, gross	1,226,020	1,198,544
Deferred origination costs (fees), net	(128)	79
Loans, net of deferred origination costs (fees)	1,225,892	1,198,623
Less allowance for loan losses	4,167	4,046
Loans, net	$1,221,725	1,194,577

Non-accrual, past-due, and accruing restructured loans as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	2,624	1,767
Residential real estate	899	1,007
Consumer	—	—
Agricultural	—	177
Total non-accrual loans	3,523	2,951
Past-due 90 days or more and still accruing	—	149
Total non-accrual and past-due 90 days or more and still accruing	3,523	3,100
Accruing restructured loans	6,784	10,516
Total	$10,307	13,616

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2019
Balance, beginning of period	$497	2,720	773	81	38	3	4,112
Provision (credit) charged to expenses	(50)	372	(101)	10	1	32	264
Losses charged off	(47)	—	(204)	(5)	—	(52)	(308)
Recoveries	—	—	73	4	—	22	99
Balance, end of period	$400	3,092	541	90	39	5	4,167

Nine Months Ended September 30, 2019
Balance, beginning of year	$400	2,745	767	87	46	1	4,046
Provision (credit) charged to expenses	47	298	(189)	(12)	(7)	76	213
Losses charged off	(47)	(7)	(272)	(15)	—	(126)	(467)
Recoveries	—	56	235	30	—	54	375
Balance, end of period	$400	3,092	541	90	39	5	4,167

Three Months Ended September 30, 2018
Balance, beginning of period	$407	2,383	690	70	52	1	3,603
Provision (credit) charged to expenses	(3)	488	25	95	2	52	659
Losses charged off	—	(116)	—	(88)	—	(81)	(285)
Recoveries	—	3	—	4	—	32	39
Balance, end of period	$404	2,758	715	81	54	4	4,016

Nine Months Ended September 30, 2018
Balance, beginning of year	$378	2,178	717	76	53	1	3,403
Provision (credit) charged to expenses	26	546	211	102	1	76	962
Losses charged off	—	(145)	(227)	(109)	—	(142)	(623)
Recoveries	—	179	14	12	—	69	274
Balance, end of period	$404	2,758	715	81	54	4	4,016

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
September 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$7	346	28	—	—	—	381
Collectively evaluated for impairment	393	2,746	513	90	39	5	3,786
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$400	3,092	541	90	39	5	4,167

Loans:
Individually evaluated for impairment	$239	7,650	1,438	29	—	—	9,356
Collectively evaluated for impairment	70,575	784,453	316,772	24,010	11,540	148	1,207,498
Acquired credit impaired loans	817	5,032	2,881	—	—	308	9,038
Balance, end of period	$71,631	797,135	321,091	24,039	11,540	456	1,225,892

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$10	3	49	—	—	—	62
Collectively evaluated for impairment	390	2,742	718	87	46	1	3,984
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$400	2,745	767	87	46	1	4,046

Loans:
Individually evaluated for impairment	$268	15,101	1,558	36	177	—	17,140
Collectively evaluated for impairment	76,609	718,709	344,751	17,363	13,135	114	1,170,681
Acquired credit impaired loans	922	6,315	3,229	—	—	336	10,802
Balance, end of period	$77,799	740,125	349,538	17,399	13,312	450	1,198,623

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

A breakdown of the loan portfolio by credit quality indicators at September 30, 2019 and December 31, 2018 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2019
Commercial & industrial	$69,725	161	1,745	—	71,631
Commercial, secured by real estate	782,232	986	13,917	—	797,135
Residential real estate	319,128	99	1,864	—	321,091
Consumer	24,022	—	17	—	24,039
Agricultural	11,513	—	27	—	11,540
Other	456	—	—	—	456
Total	$1,207,076	1,246	17,570	—	1,225,892

December 31, 2018
Commercial & industrial	$74,530	89	3,180	—	77,799
Commercial, secured by real estate	718,233	768	21,124	—	740,125
Residential real estate	344,432	—	5,106	—	349,538
Consumer	17,381	—	18	—	17,399
Agricultural	13,116	—	196	—	13,312
Other	450	—	—	—	450
Total	$1,168,142	857	29,624	—	1,198,623

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

A loan portfolio aging analysis at September 30, 2019 and December 31, 2018 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
September 30, 2019
Commercial & industrial	$59	30	—	89	71,542	71,631	—
Commercial, secured by real estate	54	46	—	100	797,035	797,135	—
Residential real estate	411	201	528	1,140	319,951	321,091	—
Consumer	16	11	—	27	24,012	24,039	—
Agricultural	27	—	—	27	11,513	11,540	—
Other	148	—	—	148	308	456	—
Total	$715	288	528	1,531	1,224,361	1,225,892	—

December 31, 2018
Commercial & industrial	$626	173	—	799	77,000	77,799	—
Commercial, secured by real estate	347	141	347	835	739,290	740,125	—
Residential real estate	905	536	1,046	2,487	347,051	349,538	149
Consumer	14	—	—	14	17,385	17,399	—
Agricultural	19	—	178	197	13,115	13,312	—
Other	114	—	—	114	336	450	—
Total	$2,025	850	1,571	4,446	1,194,177	1,198,623	149

Impaired loans, including acquired credit impaired loans, at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$817	1,358	—	926	1,457	—
Commercial, secured by real estate	10,186	11,065	—	21,266	22,451	—
Residential real estate	3,569	4,135	—	4,122	4,872	—
Consumer	11	11	—	13	13	—
Agricultural	—	—	—	177	177	—
Other	308	434	—	336	475	—
Total	$14,891	17,003	—	26,840	29,445	—

With an allowance recorded:
Commercial & industrial	$239	245	7	264	269	10
Commercial, secured by real estate	2,496	2,496	346	150	150	3
Residential real estate	750	751	28	665	684	49
Consumer	18	18	—	23	23	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$3,503	3,510	381	1,102	1,126	62

Total:
Commercial & industrial	$1,056	1,603	7	1,190	1,726	10
Commercial, secured by real estate	12,682	13,561	346	21,416	22,601	3
Residential real estate	4,319	4,886	28	4,787	5,556	49
Consumer	29	29	—	36	36	—
Agricultural	—	—	—	177	177	—
Other	308	434	—	336	475	—
Total	$18,394	20,513	381	27,942	30,571	62

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$960	11	1,261	35
Commercial, secured by real estate	11,409	290	17,364	269
Residential real estate	3,600	51	3,935	77
Consumer	12	—	68	1
Agricultural	—	—	177	—
Other	304	8	374	10
Total	$16,285	360	23,179	392

With an allowance recorded:
Commercial & industrial	$244	4	276	4
Commercial, secured by real estate	2,514	13	152	3
Residential real estate	741	12	573	8
Consumer	19	—	23	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$3,518	29	1,024	15

Total:
Commercial & industrial	$1,204	15	1,537	39
Commercial, secured by real estate	13,923	303	17,516	272
Residential real estate	4,341	63	4,508	85
Consumer	31	—	91	1
Agricultural	—	—	177	—
Other	304	8	374	10
Total	$19,803	389	24,203	407

Nine Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$866	20	950	56
Commercial, secured by real estate	13,891	787	16,143	657
Residential real estate	3,724	161	3,420	174
Consumer	12	1	37	2
Agricultural	—	—	177	—
Other	322	26	390	31
Total	$18,815	995	21,117	920

With an allowance recorded:
Commercial & industrial	$253	11	283	13
Commercial, secured by real estate	2,563	47	154	9
Residential real estate	725	34	577	23
Consumer	21	1	24	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$3,562	93	1,038	46

Total:
Commercial & industrial	$1,119	31	1,233	69
Commercial, secured by real estate	16,454	834	16,297	666
Residential real estate	4,449	195	3,997	197
Consumer	33	2	61	3
Agricultural	—	—	177	—
Other	322	26	390	31
Total	$22,377	1,088	22,155	966

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Of the interest income recognized on impaired loans during the nine months ended September 30, 2019 and 2018, approximately $47,000 and $85,000, respectively, were recognized on a cash basis.

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

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	2019			2018
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended September 30,
Commercial and industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	1	66	66	1	199	199
Consumer	—	—	—	—	—	—
Total	1	$66	66	1	$199	199

Nine Months Ended September 30,
Commercial and industrial		$—	—	—	$—	—
Commercial, secured by real estate	2	258	258	—	—	—
Residential real estate	3	120	120	1	199	199
Consumer	—	—	—	—	—	—
Total	5	$378	378	1	$199	199

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Post-modification balances, at the dates of modification, of newly restructured troubled debt by type of modification for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
Three Months Ended September 30, 2019
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	66	—	—	—	—	66
Consumer	—	—	—	—	—	—
Total	$66	—	—	—	—	66

Nine Months Ended September 30, 2019
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	258	258
Residential real estate	120	—	—	—	—	120
Consumer	—	—	—	—	—	—
Total	$120	—	—	—	258	378

Three Months Ended September 30, 2018
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	199	—	—	—	—	199
Consumer	—	—	—	—	—	—
Total	$199	—	—	—	—	199

Nine Months Ended September 30, 2018
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	199	—	—	—	—	199
Consumer	—	—	—	—	—	—
Total	$199	—	—	—	—	199

One troubled debt restructuring with a current balance of $22,000 defaulted within twelve months of the restructuring date during the third quarter 2019. There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the nine months ended September 30, 2018.

Information concerning loans that were modified during the nine months ended September 30, 2019 and 2018 and that were determined to be troubled debt restructurings follows (in thousands):

	2019	2018
Impaired loans without a valuation allowance	$282	199
Impaired loans with a valuation allowance	96	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Loans (continued)

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at September 30, 2019 and December 31, 2018 were approximately $90,784,000 and $97,685,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at September 30, 2019 was $415,000.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Acquired Credit Impaired Loans (continued)

The following table provides at September 30, 2019 and December 31, 2018 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2019	December 31, 2018
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$7	13
Commercial, secured by real estate	800	818
Residential real estate	676	911
Other loans, including deposit overdrafts	—	—
Loans, gross	1,483	1,742
Less allowance for loan losses	—	—
Loans, net	$1,483	1,742

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$501	503
Commercial, secured by real estate	841	1,547
Residential real estate	721	784
Other loans, including deposit overdrafts	308	336
Loans, gross	2,371	3,170
Less allowance for loan losses	—	—
Loans, net	$2,371	3,170

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	1,241	1,396
Residential real estate	105	158
Other loans, including deposit overdrafts	—	—
Loans, gross	1,346	1,554
Less allowance for loan losses	—	—
Loans, net	$1,346	1,554

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$309	406
Commercial, secured by real estate	2,150	2,554
Residential real estate	1,379	1,376
Other loans, including deposit overdrafts	—	—
Loans, gross	3,838	4,336
Less allowance for loan losses	—	—
Loans, net	$3,838	4,336

Total
Commercial & industrial	$817	922
Commercial, secured by real estate	5,032	6,315
Residential real estate	2,881	3,229
Other loans, including deposit overdrafts	308	336
Loans, gross	9,038	10,802
Less allowance for loan losses	—	—
Loans, net	$9,038	10,802

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Outstanding balance	$11,132	13,371
Carrying amount	9,038	10,802

Activity during the three and nine months ended September 30, 2019 and 2018 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accretable discount at beginning of period	$626	633	743	669
Accretable discount acquired during period	—	151	—	151
Reclassification from nonaccretable discount to accretable discount	136	—	195	—
Disposals	—	—	1	—
Accretion	(131)	(11)	(308)	(47)
Accretable discount at end of period	$631	773	631	773

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Affordable housing tax credit investment	$7,000	5,000
Less amortization	616	492
Net affordable housing tax credit investment	$6,384	4,508

Unfunded commitment	$4,993	3,372

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Affordable Housing Tax Credit Limited Partnership (continued)

The following table presents other information relating to LCNB's affordable housing tax credit investments for the nine months ended September 30, 2019 and 2018 (in thousands):

	2019	2018
Tax credits and other tax benefits recognized	$262	168
Tax credit amortization expense included in provision for income taxes	124	169

Note 7 – Borrowings

Borrowings at September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$4,230	3.00%
FHLB short-term advances	—	—%	52,000	2.48%
FHLB long-term advances	41,990	2.54%	47,032	2.45%
	$41,990	2.54%	$103,262	2.49%

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $280 million and $303 million at September 30, 2019 and December 31, 2018, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings. Total remaining borrowing capacity at September 30, 2019 was approximately $87.4 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Note 8 - Leases

LCNB has capitalized operating leases for its Otterbein, Fairfield, Barron Street, and Worthington offices, for the land at its Oxford and Oakwood offices, and for certain office equipment. The Oakwood lease has a remaining term of seventeen years with options to renew for six additional periods of five years each. The Oxford lease has a remaining term of forty-one years with no renewal options. The other leases have remaining terms of less than one year up to six years, some of which contain options to renew the leases for additional five-year periods.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Leases (continued)

Lease expenses for offices are included in the consolidated condensed statements of income in occupancy expense, net and lease expenses for equipment are included in equipment expenses. Components of lease expense for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$140	420
Short-term lease expense	11	37
Variable lease expense	3	8
Other	1	4
Total lease expense	$155	469

Other information related to leases at September 30, 2019 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$373
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,531
Weighted average remaining lease term in years for operating leases	39 years
Weighted average discount rate for operating leases	3.63%

Note 9 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(1.3)%	(2.6)%	(1.6)%	(3.6)%
Tax exempt income on bank owned life insurance	(1.1)%	(0.8)%	(0.8)%	(1.0)%
Captive insurance premium income	(0.7)%	(0.8)%	(0.8)%	(0.9)%
Other, net	(1.0)%	—%	(0.8)%	0.3%
Effective tax rate	16.9%	16.8%	17.0%	15.8%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Commitments to extend credit:
Commercial loans	$49,409	23,978
Other loans
Fixed rate	6,119	2,961
Adjustable rate	2,503	1,077
Unused lines of credit:
Fixed rate	20,415	31,446
Adjustable rate	159,580	169,031
Unused overdraft protection amounts on demand and NOW accounts	16,338	16,249
Standby letters of credit	883	1,080
Total commitments	$255,247	245,822

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2019 totaled approximately $2,635,000.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2019
Balance at beginning of period	$35	(88)	$(53)	(4,631)	(88)	(4,719)
Before reclassifications	829	—	829	5,482	—	5,482
Reclassifications	16	—	16	29	—	29
Balance at end of period	$880	$(88)	$792	880	(88)	792

2018
Balance at beginning of period	$(6,220)	$(163)	$(6,383)	(2,200)	(142)	(2,342)
Cumulative effect of changes in accounting principles	—	—	—	(498)	(27)	(525)
Balance at beginning of period, as adjusted	(6,220)	(163)	(6,383)	(2,698)	(169)	(2,867)
Before reclassifications	(1,058)	3	(1,055)	(4,581)	9	(4,572)
Reclassifications	5	—	5	6	—	6
Balance at end of period	$(7,273)	$(160)	$(7,433)	(7,273)	(160)	(7,433)

Reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2019 and 2018 and the affected line items in the consolidated condensed statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2019	2018	2019	2018
Realized losses from sales of debt securities, available-for-sale	$—	—	—	—	Net losses from sales of debt securities, available-for-sale
Income tax benefit	(4)	(2)	(8)	(2)	Provision for income taxes
Reclassification adjustment, net of taxes	$4	2	8	2

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month periods ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Qualified noncontributory defined benefit retirement plan	$215	279	730	804
401(k) plan	131	119	395	336

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2019 and 2018 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$—	—	—	—
Interest cost	20	17	57	51
Amortization of unrecognized net loss	—	4	—	12
Net periodic pension cost	$20	21	57	63

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at September 30, 2019 and December 31, 2018 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30, 2019	December 31, 2018
Net actuarial loss	$88	88
Past service cost	—	—
Total recognized, net of tax	$88	88

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at September 30, 2019 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.00 - $12.99	13,278	11.98	1.4	13,278	11.98	1.4

The following table summarizes stock option activity for the periods indicated:

	Nine Months Ended September 30,
	2019			2018
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	13,278	$11.98		20,265	$11.42
Granted	—	—		—	—
Exercised	—	—		(2,631)	12.55
Expired	—	—		—	—
Outstanding, September 30,	13,278	11.98	76	17,634	11.25	131
Exercisable, September 30,	13,278	11.98	76	17,634	11.25	131
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Stock Based Compensation (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	16,958	$18.94	8,817	$16.44
Granted	12,504	16.95	10,634	19.20
Vested	(10,711)	18.44	(669)	22.60
Forfeited	—	—	—	—
Outstanding, September 30,	18,751	$17.90	18,782	$17.78

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock expense	$21	18	112	89
Tax effect	5	4	24	19

Unrecognized compensation expense for restricted stock awards was $281,000 at September 30, 2019 and is expected to be recognized over a period of 4.5 years.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 – Earnings per Common Share (continued)

Earnings per share for the three and nine months ended September 30, 2019 and 2018 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,727	4,201	14,082	9,652
Less allocation of earnings and dividends to participating securities	7	5	24	12
Net income allocated to common shareholders	$4,720	4,196	14,058	9,640

Weighted average common shares outstanding, gross	12,951,701	13,300,463	13,157,538	11,495,650
Less average participating securities	18,751	15,260	22,404	15,260
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	12,932,950	13,285,203	13,135,134	11,480,390
Add dilutive effect of:
Stock options	4,195	5,462	3,966	5,661
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	12,937,145	13,290,665	13,139,100	11,486,051

Earnings per common share:
Basic	$0.36	0.32	$1.07	0.84
Diluted	0.36	0.32	1.07	0.84

There were no anti-dilutive stock options outstanding at September 30, 2019 or 2018.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$925	925	—	—
Mutual funds	42	42	—	—
Mutual funds measured at net asset value	1,299	1,299	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,312	2,312	—	—
U.S. Agency notes	49,043	—	49,043	—
U.S. Agency mortgage-backed securities	85,062	—	85,062	—
Municipal securities:
Non-taxable	38,291	—	38,291	—
Taxable	16,522	—	16,522	—
Total recurring fair value measurements	$193,496	4,578	188,918	—

Nonrecurring fair value measurements:
Impaired loans	$3,123	—	—	3,123
Other real estate owned and repossessed assets	197	—	—	197
Total nonrecurring fair value measurements	$3,320	—	—	3,320

December 31, 2018
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$519	519	—	—
Mutual funds	39	39	—	—
Mutual funds measured at net asset value	1,520	1,520	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,235	2,235	—	—
U.S. Agency notes	78,340	—	78,340	—
U.S. Agency mortgage-backed securities	55,610	—	55,610	—
Municipal securities:
Non-taxable	84,714	—	84,714	—
Taxable	17,522	—	17,522	—
Total recurring fair value measurements	$240,499	4,313	236,186	—

Nonrecurring fair value measurements:
Impaired loans	$1,039	—	—	1,039
Other real estate owned and repossessed assets	244	—	—	244
Total nonrecurring fair value measurements	$1,283	—	—	1,283

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2019 and December 31, 2018 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
September 30, 2019
Impaired loans	$2,010	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	1,113	Discounted cash flows	Discount rate	8.25%	4.50%	6.79%
Other real estate owned	197	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2018
Impaired loans	$45	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	994	Discounted cash flows	Discount rate	8.25%	4.50%	6.86%
Other real estate owned	244	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
FINANCIAL ASSETS:
Cash and cash equivalents	$22,826	22,826	22,826	—	—
Interest-bearing time deposits	249	249	—	249	—
Debt securities, held-to-maturity	34,031	34,416	—	—	34,416
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,221,725	1,239,377	—	—	1,239,377
Accrued interest receivable	4,868	4,868	—	4,868	—

FINANCIAL LIABILITIES:
Deposits	1,355,383	1,359,835	1,019,796	340,039	—
Short-term borrowings	—	—		—	—
Long-term debt	41,990	42,536	—	42,536	—
Accrued interest payable	714	714	—	714	—

December 31, 2018
FINANCIAL ASSETS:
Cash and cash equivalents	$20,040	20,040	20,040	—	—
Interest-bearing time deposits	996	996	—	996	—
Debt securities, held-to-maturity	29,721	29,024	—	—	29,024
Federal Reserve Bank stock	4,653	4,653	4,653	—	—
Federal Home Loan Bank stock	4,845	4,845	4,845	—	—
Loans, net	1,194,577	1,183,041	—	—	1,183,041
Accrued interest receivable	4,317	4,317	—	4,317	—

FINANCIAL LIABILITIES:
Deposits	1,300,919	1,301,298	1,004,057	297,241	—
Short-term borrowings	56,230	56,230	56,230	—	—
Long-term debt	47,032	48,255	—	48,255	—
Accrued interest payable	690	690	—	690	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at September 30, 2019 and December 31, 2018.

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

Originally, ASU No. 2016-13 would have taken effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. At their meeting on October 16, 2019, FASB approved a final ASU delaying the effective date for several major standards, including ASU No. 2016-13, if certain qualifications are met. The new effective date for SEC filers eligible to be smaller reporting companies, as defined, will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. SEC filers that are not eligible to be smaller reporting companies need to adopt ASU No. 2016-13 as of the original effective date. LCNB is eligible to be a smaller reporting company and intends to delay adoption of ASU No. 2016-13.

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

9.	United States trade relations with foreign countries could negatively impact the financial condition of LCNB's customers, which could adversely affect LCNB 's operating results and financial condition;

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

Accounting for Intangibles.  LCNB’s intangible assets at September 30, 2019 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Results of Operations

Net income for the three and nine months ended September 30, 2019 was $4,727,000 (total basic and diluted earnings per share of $0.36) and $14,082,000 (total basic and diluted earnings per share of $1.07), respectively. This compares to net income of $4,201,000 (total basic and diluted earnings per share of $0.32) and $9,652,000 (total basic and diluted earnings per share of $0.84) for the same three and nine month periods in 2018.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2019 vs. 2018
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2019 and 2018, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,227,806	$14,872	4.81%	$1,155,846	$13,363	4.59%
Interest-bearing demand deposits	8,737	68	3.09%	5,552	43	3.07%
Interest-bearing time deposits	268	3	4.44%	8,501	32	1.49%
Federal Reserve Bank stock	4,652	—	—%	2,940	(26)	(3.51)%
Federal Home Loan Bank stock	5,203	58	4.42%	4,845	72	5.90%
Investment securities:
Equity securities	4,343	31	2.83%	4,302	24	2.21%
Debt securities, taxable	163,385	918	2.23%	162,469	901	2.20%
Debt securities, non-taxable (2)	65,702	480	2.90%	121,055	837	2.74%
Total earnings assets	1,480,096	16,430	4.40%	1,465,510	15,246	4.13%
Non-earning assets	177,924			161,128
Allowance for loan losses	(3,986)			(3,622)
Total assets	$1,654,034			$1,623,016

Savings deposits	$695,449	651	0.37%	$730,613	388	0.21%
IRA and time certificates	336,678	1,824	2.15%	299,818	1,422	1.88%
Short-term borrowings	468	3	2.54%	1,833	12	2.60%
Long-term debt	41,988	273	2.58%	25,757	145	2.23%
Total interest-bearing liabilities	1,074,583	2,751	1.02%	1,058,021	1,967	0.74%
Demand deposits	333,575			337,519
Other liabilities	20,660			12,707
Capital	225,216			214,769
Total liabilities and capital	$1,654,034			$1,623,016
Net interest rate spread (3)			3.38%			3.39%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$13,679	3.67%		$13,279	3.59%
Ratio of interest-earning assets to interest-bearing liabilities	137.74%			138.51%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2019 as compared to the same period in 2018.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2019 vs. 2018 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$854	655	1,509
Interest-bearing demand deposits	25	—	25
Interest-bearing time deposits	(51)	22	(29)
Federal Reserve Bank stock	(10)	36	26
Federal Home Loan Bank stock	5	(19)	(14)
Investment securities:
Equity securities	—	7	7
Debt securities, taxable	5	12	17
Debt securities, non-taxable	(402)	45	(357)
Total interest income	426	758	1,184

Interest-bearing Liabilities:
Savings deposits	(20)	283	263
IRA and time certificates	186	216	402
Short-term borrowings	(9)	—	(9)
Long-term debt	103	25	128
Total interest expense	260	524	784
Net interest income	$166	234	400

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2019 totaled $13,679,000, an increase of $400,000 from the comparable period in 2018.  Total interest income increased $1,184,000, partially offset by an increase in interest expense of $784,000.

The increase in total interest income was due primarily to a $1,509,000 increase in loan interest income caused by a $72.0 million increase in the average balance of LCNB's loan portfolio and by a 22 basis point (a basis point equals 0.01%) increase in the average rate earned on loans. Partially offsetting the increase in loan interest income was a $357,000 decrease in interest income from non-taxable debt securities. The decrease in interest income from non-taxable debt securities was due to a $55.4 million decrease in average non-taxable debt securities, slightly offset by a 16 basis point increase in the average rate earned. Decreases in debt securities were invested in the loan portfolio and used to pay down short-term borrowings.

The increase in total interest expense was due to a $263,000 increase in interest expense for savings deposits, a $402,000 increase in interest expense for IRA and time certificates, and a $128,000 increase in interest expense for long-term debt. Interest expense for savings deposits increased due to a 16 basis point market-driven increase in the average rate paid for these deposits, partially offset by a $35.2 million decrease in the average balance of these deposits. Interest expense for IRA and time certificates increased due to a 27 basis point market-driven increase in the average rates paid for these deposits and by a $36.9 million increase in the average balance on such certificates. Interest expense for long-term debt increased due to a $16.2 million increase in average debt outstanding, reflecting $25.0 in new borrowings in December 2018, and secondarily to a 35 basis point increase in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2019 vs. 2018
The following table presents, for the nine months ended September 30, 2019 and 2018, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,218,183	$44,072	4.84%	$991,350	$33,479	4.52%
Interest-bearing demand deposits	8,687	195	3.00%	5,841	114	2.61%
Interest-bearing time deposits	608	11	2.42%	4,019	34	1.13%
Federal Reserve Bank stock	4,652	140	4.02%	2,802	56	2.67%
Federal Home Loan Bank stock	5,076	197	5.19%	4,177	186	5.95%
Investment securities:
Equity securities	4,285	95	2.96%	3,620	70	2.59%
Debt securities, taxable	158,816	2,720	2.29%	168,059	2,766	2.20%
Debt securities, non-taxable (2)	79,676	1,696	2.85%	125,343	2,589	2.76%
Total earnings assets	1,479,983	49,126	4.44%	1,305,211	39,294	4.03%
Non-earning assets	166,252			141,442
Allowance for loan losses	(4,049)			(3,757)
Total assets	$1,642,186			$1,442,896

Savings deposits	$693,776	1,913	0.37%	$684,910	829	0.16%
IRA and time certificates	326,282	5,312	2.18%	238,930	2,948	1.65%
Short-term borrowings	7,898	224	3.79%	6,425	88	1.83%
Long-term debt	43,067	762	2.37%	13,841	226	2.18%
Total interest-bearing liabilities	1,071,023	8,211	1.03%	944,106	4,091	0.58%
Demand deposits	330,620			308,759
Other liabilities	16,899			11,492
Capital	223,644			178,539
Total liabilities and capital	$1,642,186			$1,442,896
Net interest rate spread (3)			3.41%			3.45%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$40,915	3.70%		$35,203	3.61%
Ratio of interest-earning assets to interest-bearing liabilities	138.18%			138.25%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2019, as compared to the same period in 2018.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended September 30, 2019 vs. 2018 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$8,077	2,516	10,593
Interest-bearing demand deposits	62	19	81
Interest-bearing time deposits	(43)	20	(23)
Federal Reserve Bank stock	48	36	84
Federal Home Loan Bank stock	37	(26)	11
Investment securities:
Equity securities	14	11	25
Debt securities, taxable	(156)	110	(46)
Debt securities, non-taxable	(970)	77	(893)
Total interest income	7,069	2,763	9,832

Interest-bearing Liabilities:
Savings deposits	11	1,073	1,084
IRA and time certificates	1,262	1,102	2,364
Short-term borrowings	24	112	136
Long-term debt	516	20	536
Total interest expense	1,813	2,307	4,120
Net interest income	$5,256	456	5,712

Net interest income on a fully taxable-equivalent basis for the nine months ended September 30, 2019 totaled $40,915,000, an increase of $5,712,000 from the comparable period in 2018.  Total interest income increased $9,832,000, partially offset by an increase in interest expense of $4,120,000.

The increase in total interest income was due primarily to a $10,593,000 increase in loan interest income caused by a $226.8 million increase in the average balance of the loan portfolio and by a 32 basis point increase in the average rate earned on loans. Loans obtained through the merger with CFB were a significant component of the increase in average loans. Slightly offsetting the increase in loan interest income was an $893,000 decrease in interest income from non-taxable debt securities due to a $45.7 million decrease in average non-taxable debt securities, partially offset by 9 basis point increase in the average rate earned. Decreases in debt securities were invested in the loan portfolio.

The increase in total interest expense was due to increases in average balances and market-driven increases in average rates paid for all line items. Total average interest-bearing liabilities increased $126.9 million and the average rate paid on total interest-bearing liabilities increased 45 basis points. Deposits and long-term debt obtained through the merger with CFB were a significant component of the increase in average total interest-bearing liabilities, along with $25.0 million in new long-term debt borrowed in December 2018.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three and nine months ended September 30, 2019 was $264,000 and $213,000, respectively, as compared to a provision of $659,000 and $962,000 for the comparable periods in 2018. Net charge-offs for the three and nine months ended September 30, 2019 was $209,000 and $92,000, respectively, as compared to net charge-offs of $246,000 and $349,000 for the comparable periods in 2018.

Non-Interest Income

A comparison of non-interest income for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Difference	2019	2018	Difference
Fiduciary income	$1,123	1,081	42	3,215	2,987	228
Service charges and fees on deposit accounts	1,616	1,439	177	4,421	4,170	251
Bank owned life insurance income	289	185	104	654	553	101
Gains from sales of loans	114	63	51	207	182	25
Other operating income	234	160	74	666	464	202
Total non-interest income	$3,376	2,928	448	9,163	8,356	807

Reasons for changes include:

•	Fiduciary income increased due to an increase in the fair value of trust and brokerage assets managed.

•
Service charges and fees on deposit accounts increased primarily due to incentive income received on co-branded Mastercards and to fee income recognized on the Insured Cash Sweep ("ICS") deposit program, partially offset by decreases in service charges on deposit accounts and decreases in ATM surcharge fees.

•	Bank owned life insurance income increased primarily due to $12.0 million of new policies purchased at the beginning of the third quarter 2019.

•	Other operating income increased primarily due to an increase in the fair value of equity security investments.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Difference	2019	2018	Difference
Salaries and employee benefits	$6,403	$5,686	$717	$18,808	$15,791	$3,017
Equipment expenses	322	276	46	866	797	69
Occupancy expense, net	751	734	17	2,258	2,119	139
State financial institutions tax	433	299	134	1,307	898	409
Marketing	410	382	28	1,009	798	211
Amortization of intangibles	263	286	(23)	780	659	121
FDIC insurance premiums (refunds), net	(13)	91	(104)	225	289	(64)
Contracted services	455	387	68	1,394	1,093	301
Net losses on sales of debt securities	20	7	13	37	8	29
Other real estate owned	1	1	—	52	4	48
Merger-related expenses	27	346	(319)	114	1,959	(1,845)
Other non-interest expense	1,930	1,829	101	5,702	6,170	(468)
Total non-interest expense	$11,002	$10,324	$678	$32,552	$30,585	$1,967

Reasons for changes include:

•
Salaries and employee benefits increased 12.6% and 19.1% for the respective three and nine months ended September 30, 2019 as compared to the same periods in 2018. The increase was primarily due to salary and wage increases and newly hired employees. For the nine month period, the increase also includes CFB employees retained. An increase in health insurance costs also contributed to the increase.

•
State financial institutions tax expense increased due to a larger capital base (Ohio financial institutions tax is based on capital, not income), largely caused by stock issued to CFB stockholders as merger consideration.

•
Marketing increased primarily due to promotion costs for new checking products introduced during 2018, increased marketing activities in the Columbus area, and expanded use of broadcast and digital media.

•	Amortization of intangibles for the nine month period increased due to amortization of the core deposit intangible recognized as part of the acquisition accounting for CFB.

•	FDIC insurance premiums (refunds), net for the third quarter 2019 reflects a Small Bank Assessment Credit received from the FDIC because the Deposit Insurance Fund was above the mandated 1.38% level.

•	Contracted services increased due to additional fees paid for loan and deposit system upgrades and improvements and to general price increases on other contracted services.

•	Other real estate owned expense increased during the nine month period due to an impairment charge recognized during the second quarter 2019.

•	Merger-related expenses during the 2019 and 2018 periods are due to the acquisition of CFB.

•	Other non-interest expense decreased during the nine month period due to the absence of a $645,000 impairment charge recognized on one of LCNB's office buildings during the second quarter 2018.

Income Taxes

LCNB's effective tax rates for the three and nine months ended September 30, 2019 were 16.9% and 17.0%, respectively, compared to 16.8% and 15.8% for the three and nine months ended September 30, 2018.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. The effective tax rate for the nine months ended September 30, 2019 was greater than the comparable periods in 2018 due to a lower volume of tax-exempt municipal securities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at September 30, 2019 and December 31, 2018 is as follows (in thousands):

	September 30, 2019	December 31, 2018	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	22,826	20,040	2,786	13.90%
Interest-bearing time deposits	249	996	(747)	(75.00)%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,266	2,078	188	9.05%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	191,230	238,421	(47,191)	(19.79)%
Debt securities, held-to-maturity, at cost	34,031	29,721	4,310	14.50%
Federal Reserve Bank stock, at cost	4,652	4,653	(1)	(0.02)%
Federal Home Loan Bank stock, at cost	5,203	4,845	358	7.39%
Loans, net	1,221,725	1,194,577	27,148	2.27%
Premises and equipment, net	34,045	32,627	1,418	4.35%
Operating lease right-of-use assets	5,565	—	5,565	—%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	4,246	5,042	(796)	(15.79)%
Bank owned life insurance	41,377	28,723	12,654	44.06%
Other assets	15,712	13,884	1,828	13.17%
Total assets	1,644,447	1,636,927	7,520	0.46%

LIABILITIES:
Deposits:
Non-interest-bearing	335,989	322,571	13,418	4.16%
Interest-bearing	1,019,394	978,348	41,046	4.20%
Total deposits	1,355,383	1,300,919	54,464	4.19%
Short-term borrowings	—	56,230	(56,230)	(100.00)%
Long-term debt	41,990	47,032	(5,042)	(10.72)%
Operating leases liability	5,531	—	5,531	—%
Accrued interest and other liabilities	16,051	13,761	2,290	16.64%
Total liabilities	1,418,955	1,417,942	1,013	0.07%

TOTAL SHAREHOLDERS' EQUITY	225,492	218,985	6,507	2.97%
Total liabilities and shareholders' equity	1,644,447	1,636,927	7,520	0.46%

Reasons for changes include:

•
Interest-bearing time deposits were obtained through the merger with CFB. This line item represents certificates of deposit with individual balances of less than $250,000 invested in various financial institutions. Management has decided not to renew matured certificates.

•
Debt securities, available-for-sale, decreased due to sales of securities with a total book value of $75.4 million and maturities and calls of securities totaling $16.0 million. These decreases were partially offset by the purchase of new securities totaling $38.1 million and by a net increase in fair values totaling $7.0 million. The net funds received were invested in the loan portfolio and used to help pay down short-term borrowings and long-term debt.

•	Federal Home Loan Bank stock increased due to the purchase of additional shares.

•	Net loans increased due to organic growth in the loan portfolio.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Premises and equipment, net increased due primarily to Main Office remodeling costs, partially offset by depreciation expense.

•
LCNB adopted ASU No. 2016-02, "Leases (Topic 842)" on January 1, 2019 and recorded operating lease right-of-use assets representing its right to use the underlying assets for the terms of the leases and an operating leases liability representing its liability to make lease payments. See Note 1 -Basis of Presentation - Accounting Changes and Note 8 - Leases for more information.

•	Core deposit and other intangibles decreased due to amortization of core deposit intangibles.

•	Bank owned life insurance increased due to the purchase of $12.0 million in new policies at the beginning of the third quarter 2019.

•
Total deposits increased largely due to an $85.6 million increase in public fund deposits by local government entities. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, these deposits tend to be at their lowest balances at year-ends. This increase was partially offset by a decline in ICS reciprocal accounts deposited with LCNB. The reciprocal deposits were allowed to decrease because management utilized other sources of liquidity, including the decrease in debt securities, available-for-sale.

•	The decrease in short-term borrowings was funded primarily by the increase in total deposits and the decrease in debt securities, available-for-sale.

•	Long-term debt decreased due to payoffs of matured debt. There were no new borrowings during the nine months ended September 30, 2019.

•
Total shareholders' equity increased primarily due to earnings retained during the first nine months of 2019 and to a $5.5 million increase in accumulated other comprehensive income (loss), net of taxes caused by market-driven increases in the fair value of LCNB's debt security investments. These increases were partially offset by common stock repurchased and dividends paid to shareholders.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Regulatory Capital:
Shareholders' equity	$221,908	$215,395
Goodwill and other intangibles	(63,007)	(63,788)
Accumulated other comprehensive (income) loss	(792)	4,719
Tier 1 risk-based capital	158,109	156,326
Eligible allowance for loan losses	4,167	4,046
Total risk-based capital	$162,276	$160,372
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.36%	12.65%
Tier 1 Capital to risk-weighted assets	12.36%	12.65%
Total Capital to risk-weighted assets	12.68%	12.98%
Leverage	9.96%	9.96%

Risk-weighted capital ratios decreased, despite increases in capital, due to changes made in LCNB's balance sheet during 2019. As previously discussed, management reduced investments in debt securities, available-for-sale, and used the funds to finance loan growth. In general, the government, government agency, and municipal debt securities that comprise the majority of LCNB's investments tend to have lower risk weights than loans and, as a result, the denominators for the ratios increased.

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

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, as well as meeting LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, short-term line of credit arrangements totaling $55.0 million with two correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios.

Total remaining borrowing capacity with the Federal Home Loan Bank at September 30, 2019 was approximately $87.4 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its borrowing capacity by purchasing additional FHLB stock. In addition, additional borrowings of approximately $55.0 million were available through the line of credit arrangements at September 30, 2019.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2019 IRSA indicates that an increase in interest rates will have a positive effect on NII and a 100 basis point decrease in interest rates will also have a positive effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$58,929	2,128	3.75%
Up 300	58,390	1,589	2.80%
Up 200	57,840	1,039	1.83%
Up 100	57,306	505	0.89%
Base	56,801	—	—%
Down 100	56,842	41	0.07%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2019 EVE analysis indicates that an increase in interest rates will have a positive effect on the EVE and a 100 basis point decrease in interest rates will also have a positive effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$238,552	7,877	3.41%
Up 300	239,176	8,501	3.69%
Up 200	238,409	7,734	3.35%
Up 100	235,290	4,615	2.00%
Base	230,675	—	—%
Down 100	232,982	2,307	1.00%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2019, LCNB's disclosure controls and procedures were effective.

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

The following table sets forth information relating to repurchases made under the Program during the three months ended September 30, 2019, which were the only shares repurchased during 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	3,374	$17.98	3,374	154,541
August 2019	52,109	$17.07	52,109	102,432
September 2019	2,432	$16.61	2,432	100,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 6, 2019	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

November 6, 2019	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer