Form 10-K
period 2019-12-31
LCNB CORP
filed 2020-03-04
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to 12(g) of the Exchange Act:

___None___
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes         ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes         ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes         ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2019, determined using a per share closing price on that date of $19.00 as quoted on the NASDAQ Capital Market, was $234,015,000.00.

As of March 3, 2019, 12,947,015 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 21, 2020, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2019 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2019

LCNB CORP. AND SUBSIDIARIES

PART I

Item 1.  Business

FORWARD-LOOKING STATEMENTS

Certain statements made in this document regarding LCNB Corp.’s ("LCNB" or the "company") financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions.

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;

2.	LCNB’s ability to integrate recent and future acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

3.	LCNB may incur increased loan charge-offs in the future;

4.	LCNB may face competitive loss of customers;

5.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

6.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

7.	changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

8.	LCNB may experience difficulties growing loan and deposit balances;

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

12.	adverse weather events and natural disasters and global and/or national epidemics; and

13.
government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act.

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

Loan products offered include commercial and industrial loans, commercial and residential real estate loans, agricultural loans, construction loans, various types of consumer loans, and Small Business Administration loans.  The Bank's residential mortgage lending activities consist primarily of loans for purchasing or refinancing personal residences, home equity lines of credit, and loans for commercial or consumer purposes secured by residential mortgages.  Most longer term, fixed-rate residential real estate loans are sold to the Federal Home Loan Mortgage Corporation with servicing retained.  Consumer lending activities include automobile, boat, home improvement and personal loans.

The Trust and Investment Management Division of the Bank provides complete trust administration, estate settlement, and fiduciary services and also offers investment management of trusts, agency accounts, individual retirement accounts, and foundations/endowments.

Security brokerage services are offered by the Bank through arrangements with LPL Financial LLC, a registered broker/dealer.  Licensed brokers offer a full range of investment services and products, including financial needs analysis, mutual funds, securities trading, annuities, and life insurance.

LCNB CORP. AND SUBSIDIARIES

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Primary Market Area

The Bank considers its primary market area to consist of counties where it has a physical presence and neighboring counties, which includes Southwestern and South Central Ohio. At December 31, 2019, the Bank had:

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

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies, financial holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund (the “DIF”) of the Federal Deposit Insurance Corporation (the "FDIC"). The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiaries.

LCNB CORP. AND SUBSIDIARIES

Bank Holding Companies and Financial Holding Companies

Historically, the activities of bank holding companies were limited to the business of banking and activities closely related or incidental to banking. Bank holding companies were generally prohibited from acquiring control of any company that was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. The Gramm-Leach-Bliley Act, which took effect on March 12, 2000, dismantled many Depression-era restrictions against affiliations between banking, securities, and insurance firms by permitting bank holding companies to engage in a broader range of financial activities, so long as certain safeguards are observed. Specifically, bank holding companies may elect to become “financial holding companies” that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. Thus, with the enactment of the Gramm-Leach-Bliley Act, banks, security firms, and insurance companies find it easier to acquire or affiliate with each other and cross-sell financial products. The Gramm-Leach-Bliley Act permits a single financial services organization to offer a more complete array of financial products and services than historically was permitted.

A financial holding company is essentially a bank holding company with significantly expanded powers. Under the Gramm-Leach-Bliley Act, in addition to traditional lending activities, the following activities are among those that are deemed “financial in nature” for financial holding companies: securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which the Federal Reserve Board determines to be closely related to banking, and certain merchant banking activities.

LCNB elected to become a financial holding company on April 11, 2000. As a financial holding company, LCNB has very broad discretion to affiliate with securities firms and insurance companies, provide merchant banking services, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, LCNB must continue to be well-capitalized, well-managed, and maintain compliance with the Community Reinvestment Act. Depending on the types of financial activities that LCNB may elect to engage in, under the Gramm-Leach-Bliley Act’s functional regulation principles, it may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases LCNB's ability to offer financial products and services that historically it was either unable to provide or was only able to provide on a limited basis. As a result, LCNB will face increased competition in the markets for any new financial products and services that it may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with LCNB.

The Bank is subject to the provisions of the National Bank Act.  The Bank is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”). The Bank is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the FDIC.

Banking Operations.

LCNB Corp. and the Bank are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the Bank’s customers and depositors.  These laws and regulations govern such areas as permissible activities, loans and investments, and rates of interest that can be charged on loans and reserves.  LCNB Corp. and the Bank also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio.  Set forth below are brief descriptions of selected laws and regulations applicable to LCNB and the Bank.

Safe and Sound Banking Practices.

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

LCNB CORP. AND SUBSIDIARIES

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

Deposit Insurance Coverage and Assessments

The Bank is FDIC insured. Through the DIF, the FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions up to applicable limits (currently $250,0000 per depositor).

The Bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Through December 31, 2019, the assessment rate for the Bank was at the lowest risk-based premium available, which was 3.00% of the assessment base per annum. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past.

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On April 26, 2016, the FDIC adopted a rule amending pricing for deposit insurance for institutions with less than $10 billion in assets, effective the quarter after the fund reserve ratio reached 1.15%. The fund reserve ratio reached 1.15% effective as of June 30, 2016. As a result, the Bank’s assessment rate was decreased to the rate stated above effective July 1, 2016. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

The Dodd-Frank Act required the FDIC to offset the effect of increasing the reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion, such as the Bank. In September 2018, the reserve ratio reached 1.36% at which time banks with assets of less than $10 billion were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. When the reserve ratio reached 1.40% in June 2019, the FDIC applied these credits to the September 30, 2019 assessment invoice and then again to the December 31, 2019 assessment invoice. The Bank’s assessment credit totaled $413,000 of which $111,000 and $112,000, respectively, were used to zero out the September 30, 2019 and December 31, 2019 assessment invoices. As of December 31, 2019, $190,000 remains in available credits, which the Bank expects to be applied to the March 31, 2020 and June 30, 2020 assessment invoices.

As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period, as opposed to solely bank deposits at an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system will approximately equal that under the existing assessment system.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the “default” of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC-receivers. “In danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Dividends

LCNB is a legal entity separate and distinct from the Bank. LCNB receives most of its revenue from dividends paid to it by the Bank. Described below are some of the laws and regulations that apply when either LCNB or the Bank pay or paid dividends.

LCNB CORP. AND SUBSIDIARIES

The Federal Reserve Board and the OCC have issued policy statements that recommend that bank holding companies and insured banks should generally only pay dividends to the extent net income is sufficient to cover both cash dividends and a rate of earnings retention consistent with capital needs, asset quality, and overall financial condition. Further, the Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. In addition, the Federal Reserve Board has indicated that each bank holding company should carefully review its dividend policy and has discouraged payment ratios that are at maximum allowable levels, which is the maximum dividend amount that may be issued and allow the company to still maintain its target Tier 1 capital ratio, unless both asset quality and capital are very strong.

To pay dividends, the Bank must maintain adequate capital above regulatory guidelines. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the bank would be “undercapitalized.” In addition, national banks are required by federal law to obtain the prior approval of the OCC in order to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

The Bank paid aggregate dividends to LCNB of $17,625,000 in 2019 and $10,383,000 in 2018. Under the dividend restrictions discussed above, as of December 31, 2019, the Bank could have declared in the aggregate additional dividends of approximately $14,598,000 from retained net profits, without obtaining regulatory approvals.

Affiliate Transactions

The Company and the Bank and other subsidiaries are "affiliates" within the meaning of the Federal Reserve Act. The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries. Loans and extensions of credit from the bank to its affiliates are also subject to various collateral requirements. Further, the Bank's authority to extend credit to the Company's directors, executive officers and principal shareholders, including their immediate family members, corporations and other entities that they control, is subject to the restrictions and additional requirements of the Federal Reserve Act and Regulation O promulgated thereafter. These statutes and regulations impose specific limits on the amount of loans the Bank may make to directors and other insiders, and specify approval procedures that must be followed in making loans that exceed certain amounts.

Capital

LCNB and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board and the OCC, respectively. The current risk-based capital standards applicable to LCNB and the Bank are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III.

In July 2013, the federal bank regulators approved final rules (the “Basel III Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries. The Basel III Rules became effective for LCNB and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) tier 2 capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Rules’ specific requirements. LCNB does not have any non-cumulative perpetual preferred stock or subordinated notes.

Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are: (i) 4.5% CET1 to risk-weighted assets; (ii) 6.0% tier 1 capital to risk-weighted assets; (iii) 8.0% total capital to risk-weighted assets; and (iv) 4.0% tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”). The Basel III Rules established a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements.

LCNB CORP. AND SUBSIDIARIES

The conservation buffer, when added to the capital requirements, resulted in the following minimum ratios: (i) a CET1 risk-based capital ratio of 7.0%, (ii) a tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement began being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. At December 31, 2019, the required capital conservation buffer was 2.5%. An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the buffer amount.

With respect to the Bank, the Basel III Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

As of December 31, 2019, LCNB had a total risk-based capital ratio of 12.21%, a tier 1 capital to risk-weighted asset ratio of 12.21%, a CET1 to risk-weighted assets ratio of 12.52% and a leverage ratio of 10.06%. These regulatory capital ratios were calculated under the Basel III Rules.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater- than-9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. LCNB and the Bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

Prompt Corrective Action.

A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Under current regulations, the Bank was “well capitalized” as of December 31, 2019.

LCNB CORP. AND SUBSIDIARIES

Community Reinvestment Act of 1977

The Community Reinvestment Act of 1977 ("CRA") subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low-and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other depository facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. These ratings are “Outstanding,” “Satisfactory,” “Needs Improvement,” and “Substantial Non-Compliance.” Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. Management believes the Bank has taken and takes significant actions to comply with the CRA and the it received a “Satisfactory” rating in its most recent review by federal regulators with respect to its compliance with the CRA.

BSA and AML

Under the Bank Secrecy Act ("BSA"), financial institutions are required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion, or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an “anti-money laundering” law (“AML”). Several AML acts, including provisions in Title III of the USA PATRIOT Act of 2001, have been enacted to amend the BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers.

In addition, under the USA PATRIOT Act, the Secretary of the U.S. Department of the Treasury ("Treasury") has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities, and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the Gramm-Leach-Bliley Act that are discussed below. Finally, under the regulations of the Office of Foreign Asset Control ("OFAC") financial institutions are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.

Incentive Compensation

LCNB is subject to regulatory rules and guidance regarding employee incentive compensation policies intended to ensure that incentive-based compensation does not undermine the safety and soundness of the institution by encouraging excess risk-taking. LCNB's incentive compensation arrangements must provide employees with incentives that appropriately balance risk and reward and do not encourage imprudent risk, be compatible with effective controls and risk managements, and be supported by strong corporate governance, including active and effective oversight by LCNB's board of directors.

Consumer Laws and Regulations

LCNB is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, The Fair and Accurate Credit Transactions Act, The Real Estate Settlement Procedures Act, and the Fair Housing Act, among others. These laws and regulations, among other things, prohibit discrimination on the basis of race, gender, or other designated characteristics and mandate various disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. These and other laws also limit finance charges or other fees or charges earned for offering various services. LCNB must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

LCNB CORP. AND SUBSIDIARIES

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.

The CFPB has finalized rules relating to, among other things, remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. These rules became effective in October 2013. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure to reflect a change in the asset-size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amended the Truth in Lending Act (Regulation Z). Regulation Z prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final amended rule implemented sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implemented section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014.

Consumer Privacy

State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels, and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation, and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring, and controlling risks associated with the use of technology.

Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records, and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical, and physical safeguards relating to customer information.

LCNB CORP. AND SUBSIDIARIES

Under the Gramm-Leach-Bliley Act, a financial institution must provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure, with certain exceptions. Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit, or transaction accounts to any nonaffiliated third party for use in marketing.

Dodd-Frank Act and Regulatory Relief Act

The Dodd-Frank Act, which was enacted in July 2010, effected a fundamental restructuring of federal banking regulation. In addition to those provisions discussed above, among the Dodd-Frank Act provisions that have affected LCNB are the following:

•	creation of a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms;

•	elimination of the federal statutory prohibition against the payment of interest on business checking accounts;

•
prohibition on state-chartered banks engaging in derivatives transactions unless the loans to one borrower of the state in which the bank is chartered takes into consideration credit exposure to derivative transactions. For this purpose, derivative transactions include any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodity securities, currencies, interest or other rates, indices, or other assets;

•
requirement that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction and 5 basis points multiplied by the value of the transaction. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks; and

•
restrictions under the Volcker Rule of the Company’s ability to engage in proprietary trading and to invest in, sponsor and engage in certain types of transactions with certain private funds. The Company had until July 15, 2015 to fully conform to the Volcker Rule's restrictions.

Many of the Dodd-Frank Act’s provisions are still subject to the final rulemaking by federal banking agencies, and the implication of the Dodd-Frank Act for LCNB’s business will depend to a large extent on how such rules are adopted and implemented. Management continues to review actively the provisions of the Dodd-Frank Act and assess its probable impact on its business, financial condition, and results of operations.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act") was signed into law on May 24, 2018. The Regulatory Relief Act scales back certain aspects of the Dodd-Frank Act and provides other regulatory relief for financial institutions. Certain provisions affecting LCNB include:

•
Simplifying regulatory capital requirements by providing that banks with less than $10 billion in total consolidated assets that meet a to-be-developed community bank leverage ratio of tangible equity to average consolidated assets between eight and ten percent will be deemed to be in compliance with risk-based capital and leverage requirements.

•	Changing how federal financial institution regulators classify certain municipal securities assets under the liquidity coverage ratio rule;

•	Exempting certain reciprocal deposits from treatment as brokered deposits under the FDIC's brokered deposits rule;

•	Exempting banks with less than $10 billion in total consolidated assets from certain provisions under the Volcker Rule; and

•	Authorizing new banking procedures to better facilitate online transactions.

LCNB CORP. AND SUBSIDIARIES

Monetary Policy

Banks are affected by the credit policies of monetary authorities, including the Federal Reserve Board, that affect the national supply of credit. The Federal Reserve Board regulates the supply of credit in order to influence general economic conditions, primarily through open market operations in United States government obligations, varying the discount rate on financial institution borrowings, varying reserve requirements against financial institution deposits, and restricting certain borrowings by financial institutions and their subsidiaries. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

Regulatory Reform and Legislation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of LCNB and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. LCNB and the Bank cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of LCNB and the Bank. A change in statutes, regulations, or regulatory policies applicable to LCNB and the Bank could have a material effect on LCNB’s business, financial condition, and results of operations.

Employees

As of December 31, 2019, LCNB employed 332 full-time equivalent employees. LCNB is not a party to any collective bargaining agreement.  Management considers its relationship with its employees to be very good.  Employee benefit programs are considered by management to be competitive with benefit programs provided by other financial institutions and major employers within LCNB’s market area.

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

LCNB CORP. AND SUBSIDIARIES

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

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2019	2018	2017
	(In thousands)
Securities available-for-sale:
U.S. Treasury notes	$2,309	2,235	2,259
U.S. Agency notes	48,984	78,340	83,261
U.S. Agency mortgage-backed securities	84,406	55,610	67,153
Municipal securities	42,301	102,236	122,540
Total securities available-for-sale	178,000	238,421	275,213

Securities held-to-maturity:
Municipal securities	27,525	29,721	32,571

Equity securities with a readily determinable fair value:
Mutual funds	1,345	1,559	1,542
Trust preferred securities	—	—	50
Equity securities	967	519	568
Equity securities without a readily determinable fair value:
Mutual funds	2,000	2,000	1,000
Equity securities	99	99	99
Federal Reserve Bank stock	4,652	4,653	2,732
Federal Home Loan Bank stock	5,203	4,845	3,638
Total securities	$219,791	281,817	317,413

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

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of securities at December 31, 2019, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$—	—	—%	$—	—	—%
One to five years	2,273	2,309	2.07%	—	—	—%
Five to ten years	—	—	—%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	2,273	2,309	2.07%	—	—	—%

U.S. Agency notes:
Within one year	4,999	4,996	1.52%	—	—	—%
One to five years	35,468	35,577	1.99%	—	—	—%
Five to ten years	8,278	8,411	2.39%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	48,745	48,984	2.01%	—	—	—%

Municipal securities (1):
Within one year	6,466	6,477	2.38%	2,435	2,438	3.82%
One to five years	17,075	17,255	3.02%	7,404	7,432	2.77%
Five to ten years	18,379	18,569	2.69%	1,980	2,007	5.63%
After ten years	—	—	—%	15,706	16,011	5.75%
Total Municipal securities	41,920	42,301	2.78%	27,525	27,888	4.77%

U.S. Agency mortgage-backed securities	83,977	84,406	2.28%	—	—	—%

Totals	$176,915	178,000	2.32%	27,525	27,888	4.77%

(1) Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 21.0% statutory Federal income tax rate.
Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2019.

Loan Portfolio

Administration of the lending function is the responsibility of the Chief Lending Officer and certain senior portfolio lenders. Lenders perform their duties subject to oversight and policy direction from the Board of Directors and the Loan Committee. The Loan Committee consists of LCNB’s Chief Executive Officer, Chief Financial Officer, Chief Trust Officer, Chief Lending Officer, Chief Credit Officer, Loan Operations Officer, credit analysts, and the officers in charge of the commercial, agricultural, and retail loan portfolios.

LCNB CORP. AND SUBSIDIARIES

Many commercial loan officers are authorized to accept loan applications and have various, designated lending limits for the approval of loans.  A loan application for an amount outside a particular officer's lending limit needs to be approved by an officer with a lending limit sufficient for that loan.  Loans secured by residential or commercial real estate require the approval of two individuals with appropriate lending authority:  Chief Executive Officer, President, Chief Lending Officer, Chief Credit Officer, Senior Vice President ("SVP") of Commercial Lending, SVP of Mortgage Lending, SVP of Consumer Lending, Assistant Vice President of Secondary Market Lending, or other board-designated lending officers.  Board approval is required on any loan with critical policy exceptions or that will exceed designated lending limits for specified loan officers or committees.

Interest rates charged by the Bank vary with degree of risk, type of loan, amount, complexity, repricing frequency and other relevant factors associated with the loan.

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$78,306	6.3%	$77,740	6.5%	$36,057	4.2%	$41,878	5.1%	$45,275	5.9%
Commercial, secured by real estate	804,953	64.7%	740,647	61.8%	527,947	62.2%	477,275	58.2%	419,633	54.5%
Residential real estate	322,533	26.0%	349,127	29.1%	251,582	29.6%	265,788	32.5%	273,139	35.4%
Consumer	25,232	2.0%	17,283	1.5%	17,450	2.1%	19,173	2.3%	18,510	2.4%
Agricultural	11,509	0.9%	13,297	1.1%	15,194	1.8%	14,802	1.8%	13,479	1.7%
Other loans, including deposit overdrafts	1,193	0.1%	450	—%	539	0.1%	633	0.1%	665	0.1%
	1,243,726	100.0%	1,198,544	100.0%	848,769	100.0%	819,549	100.0%	770,701	100.0%
Deferred origination costs (fees), net	(275)		79		291		254		237
Total loans	1,243,451		1,198,623		849,060		819,803		770,938
Less allowance for loan losses	4,045		4,046		3,403		3,575		3,129
Loans, net	$1,239,406		$1,194,577		$845,657		$816,228		$767,809

As of December 31, 2019, 2018, and 2017, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table, except for loans secured by multifamily properties. Loans secured by multifamily properties, which are included in the commercial, secured by real estate category in the above table, totaled $156,277,000, or 12.6% of total loans, at December 31, 2019, $129,266,000, or 10.8% of total loans, at December 31, 2018, and $85,853,000, or 10.1% of total loans, at December 31, 2017.

LCNB CORP. AND SUBSIDIARIES

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2019:

(In thousands)
Maturing in one year or less	$54,161
Maturing after one year, but within five years	118,689
Maturing beyond five years	721,918
Total commercial and agricultural loans	$894,768

Loans maturing beyond one year:
Fixed rate	$329,672
Variable rate	510,935
Total	$840,607

Risk Elements

The following table summarizes non-accrual, past-due, and accruing restructured loans for the dates indicated:

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans	$3,210	2,951	2,965	5,725	1,723
Past-due 90 days or more and still accruing	—	149	—	23	559
Accruing restructured loans	6,609	10,516	10,469	11,731	13,723
Total	$9,819	13,616	13,434	17,479	16,005
Percent to total loans	0.79%	1.14%	1.58%	2.13%	2.08%
LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2019, there were no material additional loans not classified as acquired credit impaired or already disclosed as non-accrual, accruing restructured, or accruing past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LCNB CORP. AND SUBSIDIARIES

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$456	6.3%	$400	6.5%	$378	4.2%	$350	5.1%	$244	5.9%
Commercial, secured by real estate	2,924	64.7%	2,745	61.8%	2,178	62.2%	2,179	58.2%	1,908	54.5%
Residential real estate	528	26.0%	767	29.1%	717	29.6%	885	32.5%	854	35.4%
Consumer	99	2.0%	87	1.5%	76	2.1%	96	2.3%	54	2.4%
Agricultural	34	0.9%	46	1.1%	53	1.8%	60	1.8%	66	1.7%
Other loans, including deposit overdrafts	4	0.1%	1	—%	1	0.1%	5	0.1%	3	0.1%
Total	$4,045	100.0%	$4,046	100.0%	$3,403	100.0%	$3,575	100.0%	$3,129	100.0%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2019:

(In thousands)
Maturity within 3 months	$25,164
After 3 but within 6 months	29,718
After 6 but within 12 months	49,706
After 12 months	53,003
$157,591
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

Failure to meet regulatory capital requirements could adversely affect LCNB’s business.
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

Banking competition in Ohio is intense.
LCNB faces strong competition for deposits, loans, trust accounts, and other services from other banks, savings banks, credit unions, mortgage brokers, and other financial institutions located in Ohio.  Many of LCNB’s competitors include major financial institutions that have been in business for many years and have established customer bases, numerous branches, substantially higher regulatory lending limits, and the ability to mount extensive promotional and advertising campaigns. In addition, credit unions are growing larger due to more flexible membership requirement regulations and are offering more financial services than they legally could in the past.

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

New lines of business or new products and services may subject the Company to additional risks.
From time to time, LCNB may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or products and services, LCNB may invest significant time and resources. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. If LCNB is unable to successfully manage these risks in the development and implementation of new lines of business or new products or services, it could have a material adverse effect on LCNB’s business, financial condition, and result of operations.

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

Changes in tax law and accounting standards could materially affect LCNB's operations.
Changes in tax laws, or changes in the interpretation of existing tax laws, could materially adversely affect LCNB’s operations. Similarly, new accounting standards, changes to existing accounting standards, and changes to the methods of preparing financial statements could impact LCNB’s reported financial condition and results of operations. These factors are outside LCNB’s control and it is impossible to predict changes that may occur and the effect of such changes.

The Tax Cuts and Jobs Act went into effect on January 1, 2018 and significantly impacted the federal income taxation of LCNB and its customers. While there are benefits to LCNB from the new law, including a reduction of its federal income tax rate, there are also adverse consequences, including an elimination of certain deductible expenses. There is also substantial uncertainty regarding the consequences of the new law on LCNB and its customer base.

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

LCNB CORP. AND SUBSIDIARIES

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
LCNB relies heavily on communications and information systems to conduct its business. Although significant resources are devoted to maintaining and regularly updating LCNB’s data systems, there can be no assurance that these security measures will provide absolute security. Any failure, interruption, cyberattack, email phishing scam, or other breach in security of these systems could result in failures or disruptions in LCNB’s customer relationship management, general ledger, deposit, loan, and other systems. While LCNB has policies and procedures designed to prevent or limit the effect of the failure, interruption, cyberattack, or other security breach of its information systems, there can be no assurance that any such occurrences will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, cyberattacks, phishing scams, or other security breaches of LCNB’s information systems could significantly disrupt LCNB's operations, allow misappropriation of LCNB’s confidential information, allow misappropriation of customer confidential information, damage LCNB’s reputation, result in a loss of customer business, subject LCNB to additional regulatory scrutiny, or expose LCNB to significant civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations.

LCNB CORP. AND SUBSIDIARIES

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

Climate change, severe weather, natural disasters, acts of war or terrorism, epidemics and other external events could significantly impact LCNB’s business.
Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, and other adverse external events could have a significant impact on LCNB’s ability to conduct business or upon third parties who perform operational services for LCNB or its customers. Such events could affect the stability of LCNB’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause LCNB to incur additional expenses.

Item 1B. Unresolved Staff Comments

Not applicable.

LCNB CORP. AND SUBSIDIARIES

Item 2.  Properties

LCNB owns its main office in Lebanon, Ohio, which is approximately 28,000 square feet and houses its executive, wealth management, and certain administrative personnel. LCNB owns an additional 26 branch locations and leases an additional eight branch locations, pursuant to operating leases. The Oxford, Ohio location has excess space, which is currently being leased to a third party. An operations center in Lebanon, Ohio is currently being leased from the Warren County Port Authority. Upon expiration of the lease in 2027, LCNB has the option to purchase the property for $1.00. Management believes that LCNB's banking and other offices are in good condition and suitable to its needs.

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

Not Applicable.

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

LCNB had approximately 982 registered holders of its common stock as of December 31, 2019.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market exchange under the symbol “LCNB.”

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

On April 24, 2019, LCNB's Board of Directors authorized a share repurchase program (the “Program”) that replaced and superseded LCNB’s prior share repurchase programs, the “Market Repurchase Program” and the “Private Sale Repurchase Program,” which were adopted in April 2001. Under the terms of the Program, LCNB is authorized to repurchase up to 500,000 of its outstanding common shares. The Program is authorized to last no longer than five years.

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

The following table sets forth information relating to purchases made under the Program during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	—	—	—	100,000
November 2019	—	—	—	100,000
December 2019	—	—	—	100,000

LCNB CORP. AND SUBSIDIARIES

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite, the SNL Midwest OTC-BB and Pink Sheet Banks, and the SNL Midwest Bank indexes.  This graph covers the period from December 31, 2014 through December 31, 2019.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2014 in LCNB common stock, the NASDAQ Composite, and the SNL Midwest Bank Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
LCNB Corp.	$100.00	112.99	166.46	151.10	116.02	153.79
NASDAQ Composite Index	$100.00	106.96	116.45	150.96	146.67	200.49
SNL Midwest Bank index	$100.00	101.52	135.64	145.76	124.47	161.94

Source: S&P Global Market Intelligence
© 2020

LCNB CORP. AND SUBSIDIARIES

Item 6.  Selected Financial Data
The following represents selected consolidated financial data of LCNB for the years ended December 31, 2015 through 2019 and are derived from LCNB's consolidated financial statements.  Certain prior year data presented in this table have been reclassified to conform with the current year presentation.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Income Statement:
Interest income	$65,194	54,594	44,463	43,750	42,659
Interest expense	10,788	6,425	3,599	3,504	3,328
Net interest income	54,406	48,169	40,864	40,246	39,331
Provision for loan losses	207	923	215	913	1,366
Net interest income after provision for loan losses	54,199	47,246	40,649	39,333	37,965
Non-interest income	12,348	11,050	10,458	10,853	10,123
Non-interest expenses	43,522	40,502	33,863	33,261	32,392
Income before income taxes	23,025	17,794	17,244	16,925	15,696
Provision for income taxes	4,113	2,949	4,272	4,443	4,222
Net income	$18,912	14,845	12,972	12,482	11,474

Dividends per common share	$0.69	0.65	0.64	0.64	0.64

Earnings per common share:
Basic	1.44	1.24	1.30	1.26	1.18
Diluted	1.44	1.24	1.29	1.25	1.17

Balance Sheet:
Securities	$219,791	282,813	317,413	368,032	406,981
Loans, net	1,239,406	1,194,577	845,657	816,228	767,809
Total assets	1,639,308	1,636,927	1,295,638	1,306,799	1,280,531
Total deposits	1,348,280	1,300,919	1,085,821	1,110,905	1,087,160
Short-term borrowings	—	56,230	47,000	42,040	37,387
Long-term debt	40,994	47,032	303	598	5,947
Total shareholders' equity	228,048	218,985	150,271	142,944	140,108

Selected Financial Ratios and Other Data:
Return on average assets	1.15%	1.00%	0.99%	0.96%	0.94%
Return on average equity	8.42%	7.90%	8.74%	8.60%	8.43%
Equity-to-assets ratio	13.91%	13.38%	11.60%	10.94%	10.94%
Dividend payout ratio	47.92%	52.42%	49.23%	50.79%	54.24%
Net interest margin, fully taxable equivalent	3.71%	3.63%	3.58%	3.51%	3.64%
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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the consolidated financial statements and related notes contained in the 2019 Annual Report to Shareholders.

Overview

Net income for 2019 was $18,912,000 (basic and diluted earnings per share of $1.44), compared to $14,845,000 (basic and diluted earnings per share of $1.24) in 2018 and $12,972,000 (basic and diluted earnings per share of $1.30 and $1.29, respectively) in 2017.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$1,221,375	59,009	4.83%	$1,038,159	47,489	4.57%	$822,452	36,571	4.45%
Interest-bearing demand deposits	8,389	241	2.87%	5,164	136	2.63%	7,972	88	1.10%
Interest-bearing time deposits	488	11	2.25%	4,008	58	1.45%	—	—	—%
Federal Reserve Bank stock	4,652	279	6.00%	3,268	196	6.00%	2,732	164	6.00%
Federal Home Loan Bank stock	5,108	249	4.87%	4,346	259	5.96%	3,638	182	5.00%
Investment securities:
Equity securities	4,310	127	2.95%	3,782	104	2.75%	3,249	89	2.74%
Debt securities, taxable	159,377	3,601	2.26%	165,300	3,666	2.22%	205,669	4,239	2.06%
Debt securities, non-taxable (2)	73,634	2,123	2.88%	123,135	3,400	2.76%	143,394	4,815	3.36%
Total earning assets	1,477,333	65,640	4.44%	1,347,162	55,308	4.11%	1,189,106	46,148	3.88%
Non-earning assets	169,314			145,601			123,800
Allowance for loan losses	(4,056)			(3,822)			(3,405)
Total assets	$1,642,591			$1,488,941			$1,309,501

Savings deposits	$687,458	2,446	0.36%	$689,322	1,332	0.19%	$645,471	594	0.09%
IRA and time certificates	327,321	7,080	2.16%	253,524	4,421	1.74%	205,540	2,784	1.35%
Short-term borrowings	6,064	227	3.74%	13,967	311	2.23%	23,976	209	0.87%
Long-term debt	42,733	1,035	2.42%	16,789	361	2.15%	421	12	2.85%
Total interest-bearing liabilities	1,063,576	10,788	1.01%	973,602	6,425	0.66%	875,408	3,599	0.41%
Demand deposits	336,257			315,229			274,855
Other liabilities	18,119			12,195			10,795
Capital	224,639			187,915			148,443
Total liabilities and capital	$1,642,591			$1,488,941			$1,309,501
Net interest rate spread (3)			3.43%			3.45%			3.47%
Net interest income and net interest margin on a tax equivalent basis (4)		54,852	3.71%		48,883	3.63%		42,549	3.58%
Ratio of interest-earning assets to interest-bearing liabilities	138.90%			138.37%			135.83%

(1)	Includes non-accrual loans if any.

(2)
Income from tax-exempt securities is included in interest income on a taxable-equivalent basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21% for 2019 and 2018 and 34% for 2017.

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

	For the years ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$8,738	2,782	11,520	9,840	1,078	10,918
Interest-bearing demand deposits	92	13	105	(40)	88	48
Interest-bearing time deposits	(68)	21	(47)	58	—	58
Federal Reserve Bank stock	83	—	83	32	—	32
Federal Home Loan Bank stock	41	(51)	(10)	39	38	77
Investment securities:
Equity securities	15	8	23	15	—	15
Debt securities, taxable	(133)	68	(65)	(878)	305	(573)
Debt securities, non-taxable (2)	(1,421)	144	(1,277)	(627)	(788)	(1,415)
Total interest income	7,347	2,985	10,332	8,439	721	9,160
Interest expense attributable to:
Savings deposits	(4)	1,118	1,114	43	695	738
IRA and time certificates	1,456	1,203	2,659	734	903	1,637
Short-term borrowings	(230)	146	(84)	(116)	218	102
Long-term debt	623	51	674	353	(4)	349
Total interest expense	1,845	2,518	4,363	1,014	1,812	2,826
Net interest income	$5,502	467	5,969	7,425	(1,091)	6,334

(1)	Non-accrual loans, if any, are included in average loan balances.

(2)
Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21% for 2019 and 2018 and 34% for 2017.

2019 vs. 2018.  Net interest income on a fully tax-equivalent basis for 2019 totaled $54,852,000, an increase of $5,969,000 from 2018.  The increase resulted from an increase in total taxable-equivalent interest income of $10,332,000, partially offset by an increase in total interest expense of $4,363,000.

The increase in total interest income was due primarily to a $11,520,000 increase in loan interest income caused by a $183.2 million increase in average loans and secondarily to a 26 basis point (a basis point equals 0.01%) increase in the average rate earned on loans. Loans obtained through the merger with CFB were a significant component of the increase in average loans. Partially offsetting the increase in loan interest income was a $1,277,000 decrease in taxable-equivalent interest income from non-taxable debt securities. Interest income from non-taxable investment securities decreased due to a $49.5 million decrease in average non-taxable debt securities, slightly offset by a 12 basis point increase in the average rate earned on these securities. The decrease in non-taxable debt securities were invested in the loan portfolio and used to pay down short-term borrowings.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in total interest expense was primarily due to a $1,114,000 increase in interest paid on savings deposits, a $2,659,000 increase in interest paid on IRA and time certificates, and a $674,000 increase in interest paid on long-term debt. Interest paid on savings deposits increased primarily due to a 17 basis point increase in the average rate paid. Interest paid on IRA and time certificates increased due to a $73.8 million increase in the average balance and to a 42 basis point increase in the average rate paid. Increases in average rates paid for savings deposits and IRA and time certificates were primarily due to increases in market rates. Deposits obtained through the merger with CFB were a significant component of the increases in savings deposits and IRA and time certificates. Interest paid on long-term debt increased primarily due to $25.9 million increase in the average balance and secondarily to a 27 basis point increase in the average rate paid. The average balance on long-term debt increased due to $25.0 million in new borrowings obtained in December 2018 and to borrowings obtained through the merger with CFB, partially offset by borrowings that matured.

2018 vs. 2017.  Net interest income on a fully tax-equivalent basis for 2018 totaled $48,883,000, an increase of $6,334,000 from 2017.  The increase resulted from an increase in total taxable-equivalent interest income of $9,160,000, partially offset by an increase in total interest expense of $2,826,000.

The increase in total interest income was due primarily to a $10,918,000 increase in loan interest income caused by a $215.7 million increase in average loans and secondarily to a 12 basis point increase in the average rate earned on loans. Loans obtained through the merger with CFB were a significant component of the increase in average loans. Partially offsetting the increase in loan interest income was a $573,000 decrease in interest income from taxable debt securities and a $1,415,000 decrease in taxable-equivalent interest income from non-taxable debt securities. Interest income from taxable investment securities decreased due to a $40.4 million decrease in average taxable investment securities, partially offset by a 16 basis point increase in the average rate earned on these securities. Interest income from non-taxable investment securities decreased due to a $20.3 million decrease in average non-taxable debt securities and to a 60 basis point decrease in the average rate earned on these securities. One of the reasons for the 60 basis point decrease in the average rate earned on non-taxable debt securities was the decrease in the federal corporate tax rate to 21%, which decreased the effective yield earned on these securities. Decreases in debt securities were invested in the loan portfolio and used to pay down short-term borrowings.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2015 through 2019:

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance – Beginning of year	$4,046	3,403	3,575	3,129	3,121

Loans charged off:
Commercial and industrial	47	—	—	234	100
Commercial, secured by real estate	143	145	462	185	1,133
Residential real estate	272	234	225	127	304
Consumer	24	135	90	85	52
Agricultural	—	—	—	—	67
Other loans, including deposit overdrafts	181	179	138	119	74
Total loans charged off	667	693	915	750	1,730

Recoveries:
Commercial and industrial	—	1	99	26	7
Commercial, secured by real estate	56	239	113	98	96
Residential real estate	297	71	140	52	107
Consumer	32	13	114	53	60
Agricultural	—	—	—	—	67
Other loans, including deposit overdrafts	74	89	62	54	35
Total recoveries	459	413	528	283	372
Net charge offs	208	280	387	467	1,358

Provision charged to operations	207	923	215	913	1,366
Balance - End of year	$4,045	4,046	3,403	3,575	3,129

Ratio of net charge-offs during the period to average loans outstanding	0.02%	0.03%	0.05%	0.06%	0.18%

Ratio of allowance for loan losses to total loans at year-end	0.33%	0.34%	0.40%	0.44%	0.41%

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

Non-Interest Income

A comparison of non-interest income for 2019, 2018, and 2017 is as follows:

				Increase (Decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands)
Fiduciary income	$4,354	3,958	3,473	396	485
Service charges and fees on deposit accounts	5,875	5,590	5,236	285	354
Net gains (losses) on sales of securities	(41)	(8)	233	(33)	(241)
Bank owned life insurance income	943	738	867	205	(129)
Net gains from sales of loans	328	223	166	105	57
Other operating income	889	549	483	340	66
Total non-interest income	12,348	11,050	10,458	1,298	592

Reasons for changes include:

•	Fiduciary income increased during 2019 and 2018 due to increases in the fair value of trust and brokerage assets managed.

•
Service charges and fees increased during 2019 due to fee income recognized on the Insured Cash Sweep ("ICS") deposit program, fees received from debit card usage, and incentive income received on co-branded Mastercards. These increases were partially offset by decreases in service charges on deposit accounts, ATM surcharge fees, and overdraft fees. The increase during 2018 was primarily due to fees earned from the ICS deposit program that was introduced during the second quarter 2017 and from an increase in debit card income. Debit card income benefited from more cards outstanding due to the merger with CFB and greater depositor utilization of the cards.

•
Net gains (losses) on sales of securities were less during 2019 and 2018 as compared to 2017 primarily due to market pricing at the times of the sales. Dollar volume of sales for 2019, 2018, and 2017 were, respectively, $84.6 million, $8.6 million, and $43.0 million.

•
Bank owned life insurance income was greater during 2019 primarily due to $12.0 million of new policies purchased at the beginning of the third quarter 2019. Income decreased in 2018 as compared to 2017 primarily due to the absence of mortality benefits recognized during 2017. No mortality benefits were received in 2019 or 2018.

•	Other operating income was higher in 2019 primarily due to an increase in the fair value of equity security investments.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for 2019, 2018, and 2017 is as follows:

				Increase (Decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In thousands)
Salaries and employee benefits	$25,320	21,279	18,585	4,041	2,694
Equipment expenses	1,209	1,138	1,172	71	(34)
Occupancy expense, net	2,961	2,861	2,613	100	248
State financial institutions tax	1,669	1,197	1,137	472	60
Marketing	1,319	1,119	873	200	246
Amortization of intangibles	1,043	922	751	121	171
FDIC premiums	225	419	423	(194)	(4)
ATM expense	580	580	572	—	8
Computer maintenance and supplies	1,094	990	882	104	108
Telephone expense	707	649	735	58	(86)
Contracted services	1,865	1,547	1,255	318	292
Other real estate owned	53	20	10	33	10
Merger-related expenses	114	2,123	118	(2,009)	2,005
Other non-interest expense	5,363	5,658	4,737	(295)	921
Total non-interest expense	43,522	40,502	33,863	3,020	6,639

Reasons for changes include:

•
Salaries and employee benefits were 19.0% greater in 2019 than in 2018 and 14.5% greater in 2018 than in 2017. The increases for both years were primarily due to salary and wage increases, incentive payment increases, and newly hired employees, including additional business development positions and CFB employees retained. An increase in health insurance costs also contributed to the increase. The number of full-time equivalent employees was 332 at December 31, 2019, 325 at December 31, 2018, and 310 at December 31, 2017.

•
Occupancy expense for 2019 increased primarily due to increased branch rental expense and increased charges for maintenance and repairs. Occupancy expense for 2018 increased primarily due to increased branch rental expense and increased depreciation of bank premises. The increase in branch rental expense primarily reflects rent paid for the new Worthington Office, previously the CFB Office.

•
State financial institutions tax expense increased in 2019 due to a larger capital base (Ohio financial institutions tax is based on capital, not income), largely due to stock issued to CFB stockholders during 2018 as merger consideration.

•
Marketing expense increased in 2019 and 2018 primarily due to promotion costs for new checking products introduced in 2018, increased marketing activities in the Columbus area, and expanded use of television, radio, and digital media.

•
FDIC premiums were lower in 2019 as compared to 2018 and 2017 due to small bank assessment credits received from the FDIC during 2019 because the Deposit Insurance Fund was above the mandated level of 1.35%.

•
Computer maintenance and supplies increased in 2019 and 2018 due to increased technology and software related expenditures designed to offer technological convenience to customers, to protect the integrity of LCNB's data systems and software, and to protect the confidentiality of customer information.

•	Contracted services increased in 2019 and 2018 due to additional fees paid for loan and deposit system upgrades and improvements and to general price increases on other contracted services.

•
Merger-related expenses for 2019, 2018, and 2017 are due to the acquisition of CFB and are primarily comprised of various professional fees, costs to prepare and distribute the proxy statement/prospectus, and costs to merge CFB's data system into LCNB's system.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2019, 2018, and 2017 were 17.9%, 16.6%, and 24.8%, respectively.  The difference between the statutory rate of 21% for 2019 and 2018 and the effective tax rate is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. The difference between the statutory rate of 34% in 2017 and the effective tax rate is primarily due to the same reasons noted above.

As a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017, LCNB revalued its net deferred tax liability position to reflect the reduction in its federal corporate income tax rate from 34% to 21%. This revaluation resulted in a one-time income tax benefit of approximately $224,000, or $0.02 of basic and diluted earnings per common share, for the year ended December 31, 2017.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at December 31, 2019 and 2018 is as follows (in thousands):

	December 31, 2019	December 31, 2018	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	20,765	20,040	725	3.62%
Interest-bearing time deposits	—	996	(996)	(100.00)%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,312	2,078	234	11.26%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	178,000	238,421	(60,421)	(25.34)%
Debt securities, held-to-maturity, at cost	27,525	29,721	(2,196)	(7.39)%
Federal Reserve Bank stock, at cost	4,652	4,653	(1)	(0.02)%
Federal Home Loan Bank stock, at cost	5,203	4,845	358	7.39%
Loans, net	1,239,406	1,194,577	44,829	3.75%
Premises and equipment, net	34,787	32,627	2,160	6.62%
Operating lease right-of-use assets	5,444	—	5,444	—%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	4,006	5,042	(1,036)	(20.55)%
Bank owned life insurance	41,667	28,723	12,944	45.06%
Other assets	14,221	13,884	337	2.43%
Total assets	1,639,308	1,636,927	2,381	0.15%

LIABILITIES:
Deposits:
Non-interest-bearing	354,391	322,571	31,820	9.86%
Interest-bearing	993,889	978,348	15,541	1.59%
Total deposits	1,348,280	1,300,919	47,361	3.64%
Short-term borrowings	—	56,230	(56,230)	(100.00)%
Long-term debt	40,994	47,032	(6,038)	(12.84)%
Operating leases liability	5,446	—	5,446	—%
Accrued interest and other liabilities	16,540	13,761	2,779	20.19%
Total liabilities	1,411,260	1,417,942	(6,682)	(0.47)%

TOTAL SHAREHOLDERS' EQUITY	228,048	218,985	9,063	4.14%
Total liabilities and shareholders' equity	1,639,308	1,636,927	2,381	0.15%
Reasons for changes include:

•
Interest-bearing time deposits were obtained through the merger with CFB. This line item represents certificates of deposit with individual balances of less than $250,000 invested in various financial institutions. Management decided not to renew matured certificates.

•
Debt securities, available-for-sale, decreased due to sales of securities with a total book value of $84.6 million and maturities and calls of securities totaling $17.2 million. These decreases were partially offset by the purchase of new securities totaling $47.3 million and by a net increase in fair values totaling $6.9 million. The net funds received were invested in the loan portfolio and used to help pay down short-term borrowings and long-term debt.

•	Federal Home Loan Bank stock increased due to the purchase of additional shares.

•	Net loans increased due to organic growth in the loan portfolio.

•	Premises and equipment, net increased primarily due to Main Office remodeling costs, partially offset by depreciation expense.

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

•
Total deposits increased partially due to a $28.8 million increase in public fund deposits by local government entities and partially due to organic growth. Public fund deposits can be relatively volatile due to seasonal tax collections and the financial needs of the local entities. Historically, these deposits tend to be at their lowest balances at year-ends. This increase was partially offset by a decline in ICS reciprocal accounts deposited with LCNB. The reciprocal deposits were allowed to decrease because management utilized other sources of liquidity, including the decrease in debt securities, available-for-sale.

•	The decrease in short-term borrowings was funded primarily by the increase in total deposits and the decrease in debt securities, available-for-sale.

•	Long-term debt decreased due to payoffs of matured debt. There were no new borrowings during 2019.

•
Total shareholders' equity increased primarily due to earnings retained during 2019 and to a $5.5 million increase in accumulated other comprehensive income (loss), net of taxes caused by market-driven increases in the fair value of LCNB's debt security investments. These increases were partially offset by common stock repurchased and dividends paid to shareholders.

Liquidity

LCNB Corp. depends on dividends from the Bank for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders. Federal banking law limits the amount of dividends the Bank may pay to the sum of retained net income for the current year plus retained net income for the previous two years. Prior approval from the OCC, the Bank's primary regulator, is necessary for the Bank to pay dividends in excess of this amount. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. Management believes the Bank will be able to pay anticipated dividends to LCNB without needing to request approval. The Bank is not aware of any reasons why it would not receive such approval, if required.

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, as well as meeting LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, short-term line of credit arrangements totaling $55.5 million with two correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios.

Total remaining borrowing capacity with the Federal Home Loan Bank at December 31, 2019 was approximately $88.4 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its borrowing capacity by purchasing additional FHLB stock. Additional borrowings of approximately $55.5 million were available through the line of credit arrangements at year-end.

Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. LCNB experienced no liquidity or operational problems as a result of current liquidity levels.

Commitments to extend credit at December 31, 2019 totaled $276.4 million, including standby letters of credit totaling $883,000, and are more fully described in Note 14 - Commitments and Contingent Liabilities to LCNB's consolidated financial statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides information concerning LCNB's contractual obligations at December 31, 2019:

		Payments due by period
	Total	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Short-term borrowings	$—	—	—	—	—
Long-term debt obligations	40,994	18,998	16,996	5,000	—
Operating lease obligations	11,683	458	654	472	10,099
Estimated pension plan contribution for 2019	205	205	—	—	—
Funding commitments for affordable housing tax credit limited partnerships	4,596	1,396	2,197	418	585
Estimated capital expenditure obligations	1,820	1,820	—	—	—
Certificates of deposit:
$100,000 and over	157,591	104,588	36,917	15,819	267
Other time certificates	166,537	99,955	47,076	18,511	995
Total	$383,426	227,420	103,840	40,220	11,946

The following table provides information concerning LCNB's commitments at December 31, 2019:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$55,865	55,865	—	—	—
Unused lines of credit	219,677	68,621	102,795	20,849	27,412
Standby letters of credit	883	883	—	—	—
Total	$276,425	125,369	102,795	20,849	27,412

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. Information summarizing the regulatory capital of the Bank at December 31, 2019 and 2018 and corresponding regulatory minimum requirements is included in Note 15 - Regulatory Matters of the consolidated financial statements.

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

Critical Accounting Policies

The accounting policies of LCNB conform to U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare LCNB’s financial statements and related disclosures may also change. The most significant accounting policies followed by LCNB are presented in Note One of the Notes to Consolidated Financial Statements included herein. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified (i) the determination of the allowance for loan losses and (ii) income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2019 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of fixed-rate mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National and CFB.  Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives. Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any downward scenarios of more than 200 basis points to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2019 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income and a decrease in interest rates at all shock levels will also have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 400	$60,688	1,947	3.31%
Up 300	60,203	1,462	2.49%
Up 200	59,709	968	1.65%
Up 100	59,208	467	0.80%
Base	58,741	—	—%
Down 100	58,845	104	0.18%
Down 200	59,028	287	0.49%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2019 EVE analysis indicates that an increase or decrease in interest rates would have a positive effect on the EVE for all shock levels.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 400	$246,911	5,169	2.14%
Up 300	247,498	5,756	2.38%
Up 200	246,705	4,963	2.05%
Up 100	243,619	1,877	0.78%
Base	241,742	—	—%
Down 100	247,533	5,791	2.40%
Down 200	264,576	22,834	9.45%

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

Management assessed LCNB’s internal controls as of December 31, 2019, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, LCNB’s internal control over financial reporting met the criteria.

BKD LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of LCNB’s internal control over financial reporting as of December 31, 2019.

Submitted by:

LCNB Corp.

/s/ Eric J. Meilstrup	/s/ Robert C. Haines II
Eric J. Meilstrup	Robert C. Haines II
President & Chief Executive Officer	Executive Vice President &
March 4, 2020	Chief Financial Officer
March 4, 2020

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
LCNB Corp.
Lebanon, Ohio

Opinion on the Internal Control Over Financial Reporting
We have audited LCNB Corp.’s (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 4, 2020, expressed an unqualified opinion thereon.
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
March 4, 2020

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
LCNB Corp.
Lebanon, Ohio

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LCNB Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 4, 2020

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2019	2018
ASSETS:
Cash and due from banks	$17,019	18,310
Interest-bearing demand deposits	3,746	1,730
Total cash and cash equivalents	20,765	20,040

Interest-bearing time deposits	—	996
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,312	2,078
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	178,000	238,421
Debt securities, held-to-maturity, at cost	27,525	29,721
Federal Reserve Bank stock, at cost	4,652	4,653
Federal Home Loan Bank stock, at cost	5,203	4,845
Loans, net	1,239,406	1,194,577
Premises and equipment, net	34,787	32,627
Operating lease right-of-use assets	5,444	—
Goodwill	59,221	59,221
Core deposit and other intangibles	4,006	5,042
Bank owned life insurance	41,667	28,723
Other assets	14,221	13,884
TOTAL ASSETS	$1,639,308	1,636,927

LIABILITIES:
Deposits:
Non-interest-bearing	$354,391	322,571
Interest-bearing	993,889	978,348
Total deposits	1,348,280	1,300,919
Short-term borrowings	—	56,230
Long-term debt	40,994	47,032
Operating lease liabilities	5,446	—
Accrued interest and other liabilities	16,540	13,761
TOTAL LIABILITIES	1,411,260	1,417,942

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value; authorized 19,000,000 shares at December 31, 2019 and 2018; issued 14,111,810 and 14,070,303 shares at December 31, 2019 and 2018, respectively	141,791	141,170
Retained earnings	104,431	94,547
Treasury shares at cost, 1,175,027 and 775,027 shares at December 31, 2019 and 2018, respectively	(18,847)	(12,013)
Accumulated other comprehensive income (loss), net of taxes	673	(4,719)
TOTAL SHAREHOLDERS' EQUITY	228,048	218,985

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,639,308	1,636,927

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2019	2018	2017
INTEREST INCOME:
Interest and fees on loans	$59,009	47,489	36,571
Dividends on equity securities:
With a readily determinable fair value	62	65	63
Without a readily determinable fair value	65	39	26
Interest on debt securities:
Taxable	3,601	3,666	4,239
Non-taxable	1,677	2,686	3,130
Interest on interest-bearing time deposits	11	58	—
Other investments	769	591	434
TOTAL INTEREST INCOME	65,194	54,594	44,463

INTEREST EXPENSE:
Interest on deposits	9,526	5,753	3,378
Interest on short-term borrowings	227	311	209
Interest on long-term debt	1,035	361	12
TOTAL INTEREST EXPENSE	10,788	6,425	3,599
NET INTEREST INCOME	54,406	48,169	40,864
PROVISION FOR LOAN LOSSES	207	923	215
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	54,199	47,246	40,649

NON-INTEREST INCOME:
Fiduciary income	4,354	3,958	3,473
Service charges and fees on deposit accounts	5,875	5,590	5,236
Net gains (losses) on sales of securities	(41)	(8)	233
Bank owned life insurance income	943	738	867
Net gains from sales of loans	328	223	166
Other operating income	889	549	483
TOTAL NON-INTEREST INCOME	12,348	11,050	10,458

NON-INTEREST EXPENSE:
Salaries and employee benefits	25,320	21,279	18,585
Equipment expenses	1,209	1,138	1,172
Occupancy expense, net	2,961	2,861	2,613
State financial institutions tax	1,669	1,197	1,137
Marketing	1,319	1,119	873
Amortization of intangibles	1,043	922	751
FDIC premiums	225	419	423
ATM expense	580	580	572
Computer maintenance and supplies	1,094	990	882
Telephone expense	707	649	735
Contracted services	1,865	1,547	1,255
Other real estate owned	53	20	10
Merger-related expenses	114	2,123	118
Other non-interest expense	5,363	5,658	4,737
TOTAL NON-INTEREST EXPENSE	43,522	40,502	33,863

INCOME BEFORE INCOME TAXES	23,025	17,794	17,244
PROVISION FOR INCOME TAXES	4,113	2,949	4,272
NET INCOME	$18,912	14,845	12,972

Earnings per common share:
Basic	$1.44	1.24	1.30
Diluted	1.44	1.24	1.29
Weighted average common shares outstanding:
Basic	13,078,920	11,935,350	10,005,575
Diluted	13,082,893	11,942,253	10,012,511

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2019	2018	2017
Net income	$18,912	14,845	12,972

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $1,450, $(516), and $285 for 2019, 2018, and 2017, respectively)	5,456	(1,939)	585

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $(9), $(2), and $81 for 2019, 2018 and 2017, respectively)	32	6	(152)

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of taxes of $(26), $21, and $(53) for 2019, 2018, and 2017, respectively)	(96)	81	(158)

Other comprehensive income (loss)	5,392	(1,852)	275

TOTAL COMPREHENSIVE INCOME	$24,304	12,993	13,247

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$857	(4,631)	(2,200)
Net unfunded liability for nonqualified pension plan	(184)	(88)	(142)
Balance at year-end	$673	(4,719)	(2,342)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2016	9,998,025	$76,490	80,736	(11,665)	(2,617)	142,944
Net income			12,972			12,972
Other comprehensive loss, net of taxes					275	275
Dividend Reinvestment and Stock Purchase Plan	17,609	360				360
Exercise of stock options	3,398	51				51
Compensation expense relating to stock options		1				1
Compensation expense relating to restricted stock	4,027	75				75
Common stock dividends, $0.64 per share			(6,407)			(6,407)
Balance, December 31, 2017	10,023,059	76,977	87,301	(11,665)	(2,342)	150,271

Cumulative effect of changes in accounting principles (1)			525		(525)	—
Balance at December 31, 2017, as adjusted	10,023,059	76,977	87,826	(11,665)	(2,867)	150,271
Net income			14,845			14,845
Other comprehensive income, net of taxes					(1,852)	(1,852)
Dividend Reinvestment and Stock Purchase Plan	22,936	416				416
Stock issued for acquisition of Columbus First Bancorp, Inc.	3,253,060	63,598				63,598
Exercise of stock options	6,987	72				72
Repurchase of common stock	(21,400)			(348)		(348)
Compensation expense relating to restricted stock	10,634	107				107
Common stock dividends, $0.65 per share			(8,124)			(8,124)
Balance, December 31, 2018	13,295,276	141,170	94,547	(12,013)	(4,719)	218,985

Net income			18,912			18,912
Other comprehensive loss, net of taxes					5,392	5,392
Dividend Reinvestment and Stock Purchase Plan	25,629	446				446
Exercise of stock options	3,374	41				41
Repurchase of common stock	(400,000)			(6,834)		(6,834)
Compensation expense relating to restricted stock	12,504	134				134
Common stock dividends, $0.69 per share			(9,028)			(9,028)
Balance, December 31, 2019	12,936,783	$141,791	104,431	(18,847)	673	228,048

(1) Represents the impact of adopting Accounting Standards Update No. 2018-02 and No. 2016-01. See Note 1 of the consolidated financial statements for more information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,912	14,845	12,972
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	3,244	4,073	3,308
Provision for loan losses	207	923	215
Impact of Tax Cuts and Jobs Act on Accumulated Other Comprehensive Income	—	—	486
Deferred income tax provision	419	228	1,478
Increase in cash surrender value of bank owned life insurance	(943)	(738)	(760)
Bank owned life insurance death benefits in excess of cash surrender value	—	—	(107)
Realized (gain) loss from equity securities	(264)	73	(15)
Realized (gain) loss from sales of debt securities available-for-sale	41	8	(218)
Realized (gain) loss from sale of premises and equipment	(1)	575	113
Realized loss from sale and impairment of other real estate owned and repossessed assets	44	14	3
Origination of mortgage loans for sale	(16,418)	(8,924)	(7,513)
Realized gains from sales of loans	(328)	(223)	(166)
Proceeds from sales of loans	16,590	9,033	7,588
Compensation expense related to stock options	—	—	1
Compensation expense related to restricted stock	134	107	75
Changes in:
Accrued income receivable	230	215	(4)
Other assets	(1,373)	(1,811)	(269)
Other liabilities	1,474	1,344	948
TOTAL ADJUSTMENTS	3,056	4,897	5,163
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	21,968	19,742	18,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	398	127	43
Proceeds from sales of debt securities available-for-sale	84,521	8,545	43,203
Proceeds from maturities and calls of debt securities:
Available-for-sale	28,942	24,249	25,012
Held-to-maturity	10,766	6,281	14,057
Purchases of equity securities	(367)	(1,118)	(80)
Purchases of debt securities:
Available-for-sale	(47,270)	—	(26,932)
Held-to-maturity	(8,570)	(3,431)	(5,625)
Proceeds from maturities of interest-bearing time deposits	996	9,354	—
Proceeds from redemption of Federal Reserve Bank stock	1	—	—
Purchase of Federal Reserve Bank stock	—	(1,921)	—
Purchase of Federal Home Loan Bank stock	(358)	—	—
Net increase in loans	(44,093)	(65,842)	(29,692)
Purchase of bank owned life insurance	(12,000)	—	—
Proceeds from bank owned life insurance mortality benefits	—	—	189
Proceeds from sales of other real estate owned and repossessed assets	19	21	971
Purchases of premises and equipment	(3,934)	(600)	(6,617)
Proceeds from sales of premises and equipment	5	651	272
Net cash received from acquisition of Columbus First Bancorp, Inc.	—	12,896	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,056	(10,788)	14,801

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	47,361	(29,332)	(25,084)
Net increase (decrease) in short-term borrowings	(56,230)	(770)	4,960
Proceeds from long-term debt	—	31,000	—
Principal payments on long-term debt	(6,055)	(7,214)	(295)
Proceeds from issuance of common stock	76	65	41
Repurchase of common stock	(6,834)	(348)	—
Proceeds from exercise of stock options	41	72	51
Cash dividends paid on common stock	(8,658)	(7,773)	(6,088)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(30,299)	(14,300)	(26,415)
NET CHANGE IN CASH AND CASH EQUIVALENTS	725	(5,346)	6,521
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,040	25,386	18,865
CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,765	20,040	25,386

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31,
(Dollars in thousands)

	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$10,480	5,908	3,577
Income taxes	3,471	1,950	2,185

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	17	244	974
Right-of-use assets obtained in exchange for lease obligations	5,775	—	—

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
December 31, 2019

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

Declines in the fair value of debt securities below their cost that are deemed to be other-than-temporarily impaired, and for which the Company does not intend to sell the securities and it is not more likely than not that the securities will be sold before the anticipated recovery of the impairment, are separated into losses related to credit factors and losses related to other factors.  The losses related to credit factors are recognized in earnings and losses related to other factors are recognized in other comprehensive income.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management determined that no such impairment adjustment was required to be made in the Company's consolidated statements of income as of December 31, 2019, 2018, and 2017.

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
December 31, 2019
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

Impaired loans acquired are accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 310-30.  Factors considered in evaluating whether an acquired loan was impaired include delinquency status and history, updated borrower credit status, collateral information, and current loan-to-value information.  The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference.  The interest component of the cash flows expected to be collected is referred to as the accretable yield and is recognized as interest income over the remaining contractual life of the loan using the level yield method.   Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows will result in a reclassification from the nonaccretable difference to the accretable yield.

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
December 31, 2019
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

A loan is considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  An impaired loan is measured by the present value of expected future cash flows using the loan's effective interest rate.  An impaired collateral-dependent loan may be measured based on collateral value.  Smaller-balance homogeneous loans, including residential mortgage and consumer installment loans, which are not evaluated individually are collectively evaluated for impairment.

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
December 31, 2019
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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items, including loans and debt securities, at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company did not select any financial instruments for the fair value election in 2019 or 2018.

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
December 31, 2019
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

REVENUE RECOGNITION
FASB ASC No. 606, "Revenue from Contracts with Customers" ("ASC No. 606") provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC No. 606. The adoption of ASC No. 606 did not result in a change to the accounting for any of LCNB's revenue streams that are within the scope of the amendments. Revenue-generating activities that are within the scope of ASC 606 and that are presented as non-interest income in LCNB's consolidated statements of income include:

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

EARNINGS PER SHARE
Basic earnings per share allocated to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock based compensation and is calculated using the two-class method or the treasury stock method.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock based compensation with the proceeds used to purchase treasury shares at the average market price for the period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)"
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
December 31, 2019
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

Originally, ASU No. 2016-13 would have taken effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. At their meeting on October 16, 2019, FASB approved a final ASU delaying the effective date for several major standards, including ASU No. 2016-13, if certain qualifications are met. The new effective date for SEC filers eligible to be smaller reporting companies ("SRC"), as defined, will be fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. As an SRC, LCNB intends to adopt ASU No. 2016-13 for the fiscal year, and interim periods within the fiscal year, beginning after December 15, 2022.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"
ASU No. 2019-12 was issued in December 2019 and simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends certain other guidance. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Adoption of ASU No. 2019-12 is not expected to have a material impact on LCNB's results of operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 2 – ACQUISITIONS (Continued)

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts could be adjusted up to one year after the closing date of the acquisition to reflect any new information obtained about facts and circumstances existing at the acquisition date. Any changes in the estimated fair values were recognized in the period the adjustment was identified. This adjustment period closed on May 31, 2019. There were no revisions to estimated amounts during 2019.

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

CFB's results of operations are included in the consolidated statements of income from May 31, 2018 , the effective date of the merger.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of equity and debt securities at December 31 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2019
Debt Securities Available-for-Sale:
U.S. Treasury notes	$2,273	36	—	2,309
U.S. Agency notes	48,745	273	34	48,984
U.S. Agency mortgage-backed securities	83,977	672	243	84,406
Municipal securities:
Non-taxable	22,174	161	14	22,321
Taxable	19,746	269	35	19,980
	$176,915	1,411	326	178,000

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$24,300	343	5	24,638
Taxable	3,225	25	—	3,250
	$27,525	368	5	27,888

2018
Debt Securities Available-for-Sale:
U.S. Treasury notes	$2,278	—	43	2,235
U.S. Agency notes	80,708	—	2,368	78,340
U.S. Agency mortgage-backed securities	57,584	7	1,981	55,610
Municipal securities:
Non-taxable	86,059	77	1,422	84,714
Taxable	17,654	102	234	17,522
	$244,283	186	6,048	238,421

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$26,021	84	635	25,470
Taxable	3,700	—	146	3,554
	$29,721	84	781	29,024

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Information concerning debt securities with gross unrealized losses at December 31, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2019
Available-for-Sale:
U.S. Treasury notes	$—	—	—	—
U.S. Agency notes	3,586	11	11,939	23
U.S. Agency mortgage-backed securities	10,555	10	19,233	233
Municipal securities:
Non-taxable	2,631	2	1,257	12
Taxable	5,067	35	450	—
	$21,839	58	32,879	268

Held-to-Maturity:
Municipal securities:
Non-taxable	$54	—	2,660	5
Taxable	—	—	—	—
	$54	—	2,660	5

2018
Available-for-Sale:
U.S. Treasury notes	$—	—	2,235	43
U.S. Agency notes	4,988	7	73,351	2,361
U.S. Agency mortgage-backed securities	137	—	55,217	1,981
Municipal securities:
Non-taxable	14,264	49	58,211	1,373
Taxable	—	—	14,407	234
	$19,389	56	203,421	5,992

Held-to-Maturity:
Municipal securities:
Non-taxable	$366	1	18,588	634
Taxable	400	1	3,154	145
	$766	2	21,742	779
Management has determined that the unrealized losses at December 31, 2019 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Contractual maturities of debt securities at December 31, 2019 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,465	11,473	2,435	2,438
Due from one to five years	54,816	55,141	7,404	7,432
Due from five to ten years	26,657	26,980	1,980	2,007
Due after ten years	—	—	15,706	16,011
	92,938	93,594	27,525	27,888
U.S. Agency mortgage-backed securities	83,977	84,406	—	—
	$176,915	178,000	27,525	27,888

Debt securities with a market value of $123,009,000 and $106,568,000 at December 31, 2019 and 2018, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of equity and debt securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2019	2018	2017
Proceeds from sales	$84,521	8,545	43,246
Gross realized gains	228	21	247
Gross realized losses	269	29	14

Beginning January 1, 2018, equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at December 31, 2019 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at December 31 are summarized as follows (in thousands):

	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,371	1,345	1,651	1,559
Equity securities	741	967	471	519
Total equity securities with a readily determinable fair value	$2,112	2,312	2,122	2,078

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the years ended December 31 was as follows (in thousands):

	2019	2018
Net gains (losses) recognized	$264	(73)
Less net realized gains on equity securities sold	21	20
Unrealized gains (losses) recognized and still held at period end	$285	(93)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 4 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2019	2018
Commercial and industrial	$78,306	77,740
Commercial, secured by real estate	804,953	740,647
Residential real estate	322,533	349,127
Consumer	25,232	17,283
Agricultural	11,509	13,297
Other loans, including deposit overdrafts	1,193	450
	1,243,726	1,198,544
Deferred origination (fees) costs, net	(275)	79
	1,243,451	1,198,623
Less allowance for loan losses	4,045	4,046
Loans-net	$1,239,406	1,194,577

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (dollars in thousands):

	2019	2018
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	2,467	1,767
Residential real estate	743	1,007
Agricultural	—	177
Total non-accrual loans	3,210	2,951
Past-due 90 days or more and still accruing	—	149
Total non-accrual and past-due 90 days or more and still accruing	3,210	3,100
Accruing restructured loans	6,609	10,516
Total	$9,819	13,616

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.26%	0.26%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	0.79%	1.14%

Interest income that would have been recorded during 2019 and 2018 if loans on non-accrual status at December 31, 2019 and 2018 had been current and in accordance with their original terms was approximately $75,000 and $187,000, respectively.

The Company is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 4 - LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2019
Allowance for loan losses:
Balance, beginning of year	$400	2,745	767	87	46	1	4,046
Provision charged to expenses	103	266	(264)	4	(12)	110	207
Losses charged off	(47)	(143)	(272)	(24)	—	(181)	(667)
Recoveries	—	56	297	32	—	74	459
Balance, end of year	$456	2,924	528	99	34	4	4,045

Individually evaluated for impairment	$6	272	17	—	—	—	295
Collectively evaluated for impairment	450	2,652	511	99	34	4	3,750
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$456	2,924	528	99	34	4	4,045

Loans:
Individually evaluated for impairment	$230	7,432	949	27	—	—	8,638
Collectively evaluated for impairment	77,430	793,191	319,188	25,328	11,523	930	1,227,590
Acquired credit impaired loans	711	3,531	2,718	—	—	263	7,223
Balance, end of year	$78,371	804,154	322,855	25,355	11,523	1,193	1,243,451

2018
Allowance for loan losses:
Balance, beginning of year	$378	2,178	717	76	53	1	3,403
Provision charged to expenses	21	473	213	133	(7)	90	923
Losses charged off	—	(145)	(234)	(135)	—	(179)	(693)
Recoveries	1	239	71	13	—	89	413
Balance, end of year	$400	2,745	767	87	46	1	4,046

Individually evaluated for impairment	$10	3	49	—	—	—	62
Collectively evaluated for impairment	390	2,742	718	87	46	1	3,984
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$400	2,745	767	87	46	1	4,046

Loans:
Individually evaluated for impairment	$268	15,101	1,558	36	177	—	17,140
Collectively evaluated for impairment	76,609	718,709	344,751	17,363	13,135	114	1,170,681
Acquired credit impaired loans	922	6,315	3,229	—	—	336	10,802
Balance, end of year	$77,799	740,125	349,538	17,399	13,312	450	1,198,623

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
December 31, 2019
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 4 - LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
2019
Commercial & industrial	$76,236	233	1,902	—	78,371
Commercial, secured by real estate	789,319	3,007	11,828	—	804,154
Residential real estate	319,075	267	3,513	—	322,855
Consumer	25,342	—	13	—	25,355
Agricultural	11,523	—	—	—	11,523
Other	1,193	—	—	—	1,193
Total	$1,222,688	3,507	17,256	—	1,243,451

2018
Commercial & industrial	$74,530	89	3,180	—	77,799
Commercial, secured by real estate	718,233	768	21,124	—	740,125
Residential real estate	344,432	—	5,106	—	349,538
Consumer	17,381	—	18	—	17,399
Agricultural	13,116	—	196	—	13,312
Other	450	—	—	—	450
Total	$1,168,142	857	29,624	—	1,198,623

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 4 - LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
2019
Commercial & industrial	$283	—	—	283	78,088	78,371	—
Commercial, secured by real estate	339	—	1,171	1,510	802,644	804,154	—
Residential real estate	1,573	260	423	2,256	320,599	322,855	—
Consumer	27	9	—	36	25,319	25,355	—
Agricultural	—	—	—	—	11,523	11,523	—
Other	930	—	—	930	263	1,193	—
Total	$3,152	269	1,594	5,015	1,238,436	1,243,451	—

2018
Commercial & industrial	$626	173	—	799	77,000	77,799	—
Commercial, secured by real estate	347	141	347	835	739,290	740,125	—
Residential real estate	905	536	1,046	2,487	347,051	349,538	149
Consumer	14	—	—	14	17,385	17,399	—
Agricultural	19	—	178	197	13,115	13,312	—
Other	114	—	—	114	336	450	—
Total	$2,025	850	1,571	4,446	1,194,177	1,198,623	149

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 4 - LOANS (Continued)

Impaired loans, including acquired credit impaired loans, for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2019
With no related allowance recorded:
Commercial & industrial	$711	1,253	—	836	83
Commercial, secured by real estate	8,625	9,373	—	12,748	1,213
Residential real estate	3,118	3,651	—	3,704	311
Consumer	10	10	—	12	1
Agricultural	—	—	—	—	—
Other	263	392	—	310	35
Total	$12,727	14,679	—	17,610	1,643

With an allowance recorded:
Commercial & industrial	$230	235	6	247	15
Commercial, secured by real estate	2,338	2,485	272	2,513	64
Residential real estate	549	549	17	528	35
Consumer	17	17	—	20	1
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$3,134	3,286	295	3,308	115

Total:
Commercial & industrial	$941	1,488	6	1,083	98
Commercial, secured by real estate	10,963	11,858	272	15,261	1,277
Residential real estate	3,667	4,200	17	4,232	346
Consumer	27	27	—	32	2
Agricultural	—	—	—	—	—
Other	263	392	—	310	35
Total	$15,861	17,965	295	20,918	1,758

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 4 - LOANS (Continued)

	Average Recorded Investment	Interest Income Recognized
2017
With no related allowance recorded:
Commercial & industrial	$685	88
Commercial, secured by real estate	14,113	1,068
Residential real estate	3,216	546
Consumer	20	2
Agricultural	269	12
Other	441	55
Total	$18,744	1,771

With an allowance recorded:
Commercial & industrial	$311	18
Commercial, secured by real estate	2,739	45
Residential real estate	596	19
Consumer	43	3
Agricultural	—	—
Other	—	—
Total	$3,689	85

Total:
Commercial & industrial	$996	106
Commercial, secured by real estate	16,852	1,113
Residential real estate	3,812	565
Consumer	63	5
Agricultural	269	12
Other	441	55
Total	$22,433	1,856

Of the interest income recognized on impaired loans during 2019, 2018, and 2017, approximately $42,000, $89,000, and $28,000, respectively, were recognized on a cash basis. The Company continued to accrue interest on certain loans classified as impaired during 2019, 2018, and 2017 because they were restructured or considered well secured and in the process of collection.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 4 - LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2019			2018
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	—	$—	$—	—	$—	$—
Commercial, secured by real estate	2	258	258	—	—	—
Residential real estate	3	120	120	3	505	505
Consumer	—	—	—	1	1	1
Totals	5	$378	$378	4	$506	$506

Post-modification balances of newly restructured troubled debt by type of modification for the years ended December 31 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
2019
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	258	258
Residential real estate	120	—	—	—	—	120
Consumer	—	—	—	—	—	—
Total	$120	—	—	—	258	378

2018
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	380	—	—	—	125	505
Consumer	—	—	—	—	1	1
Total	$380	—	—	—	126	506

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the years ended December 31, 2019 and 2018. Two commercial, secured by real estate loans to the same borrower totaling $1,236.000 that were modified during the fourth quarter 2016 subsequently defaulted in February 2017.

All troubled debt restructurings are considered impaired loans. The allowance for loan loss on such restructured loans is based on the present value of future expected cash flows.

Information concerning the post-modification balances of loans that were modified during the year ended December 31 and that were determined to be troubled debt restructurings follows (in thousands):

	2019	2018
Impaired loans without a valuation allowance at the end of the period	252	380
Impaired loans with a valuation allowance at the end of the period	89	126

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 4 - LOANS (Continued)

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of those loans at December 31, 2019 and 2018 were approximately $93,596,000 and $97,685,000, respectively.

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

	2019	2018	2017
Balance, beginning of year	$475	396	428
Amount obtained through a merger	—	91	—
Amount capitalized to mortgage servicing rights	156	113	91
Amortization of mortgage servicing rights	(148)	(125)	(123)
Balance, end of year	$483	475	396

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

Impaired loans acquired are accounted for under FASB ASC No. 310-30.  Factors considered in evaluating whether an acquired loan was impaired include delinquency status and history, updated borrower credit status, collateral information, and updated loan-to-value information.  The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected is referred to as the nonaccretable difference. The interest component of the cash flows expected to be collected is referred to as the accretable yield and is recognized as interest income over the remaining contractual life of the loan using the level yield method.   Subsequent decreases in expected cash flows will require additions to the allowance for loan losses.  Subsequent improvements in expected cash flows will result in a reclassification from the nonaccretable difference to the accretable yield.

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
December 31, 2019
(Continued)

NOTE 5 - ACQUIRED CREDIT IMPAIRED LOANS (continued)

The following table provides details at the acquisition date on acquired impaired loans obtained through the merger with CFB that are accounted for in accordance with FASB ASC No. 310-30 (in thousands):

Contractually required principal at acquisition	4,989
Less contractual cash flows not expected to be collected (nonaccretable difference)	906
Expected cash flows at acquisition	4,083
Less interest component of expected cash flows (accretable discount)	151
Fair value of acquired impaired loans	3,932

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 5 - ACQUIRED CREDIT IMPAIRED LOANS (continued)

The following table provides, as of December 31, the major classifications of loans acquired that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	2019	2018
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$5	13
Commercial, secured by real estate	792	818
Residential real estate	551	911
Other loans, including deposit overdrafts	—	—
Total	$1,348	1,742

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$423	503
Commercial, secured by real estate	815	1,547
Residential real estate	685	784
Other loans, including deposit overdrafts	263	336
Total	$2,186	3,170

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	1,219	1,396
Residential real estate	100	158
Other loans, including deposit overdrafts	—	—
Total	$1,319	1,554

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$283	406
Commercial, secured by real estate	705	2,554
Residential real estate	1,382	1,376
Other loans, including deposit overdrafts	—	—
Total	$2,370	4,336

Total
Commercial & industrial	$711	922
Commercial, secured by real estate	3,531	6,315
Residential real estate	2,718	3,229
Other loans, including deposit overdrafts	263	336
Total	$7,223	10,802

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at December 31 (in thousands):

	2019	2018
Outstanding balance	$9,139	13,371
Carrying amount	7,223	10,802

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 5 - ACQUIRED CREDIT IMPAIRED LOANS (continued)

Activity during 2019 and 2018 for the accretable discount related to acquired impaired loans is as follows (in thousands):

	2019	2018
Accretable discount, beginning of year	$743	669
Accretable discount acquired during period	—	151
Reclass from nonaccretable discount to accretable discount	243	4
Disposals	1	—
Less accretion	(507)	(81)
Accretable discount, end of year	$480	743

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in other assets in the consolidated balance sheets.  Changes in other real estate owned were as follows (in thousands):

	2019	2018
Balance, beginning of year	$244	—
Additions	—	244
Additions due to merger	—	35
Reductions due to sales	—	(35)
Balance, end of year	$244	244

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at December 31, 2019 was $214,000.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2019	2018
Land	$8,000	8,000
Buildings	31,007	30,903
Equipment	16,885	16,089
Construction in progress	2,976	142
Total	58,868	55,134
Less accumulated depreciation	24,081	22,507
Premises and equipment, net	$34,787	32,627

Depreciation charged to expense was $1,770,000 in 2019, $1,776,000 in 2018, and $1,549,000 in 2017.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

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

Lease expenses for offices are included in the consolidated condensed statements of income in occupancy expense, net and lease expenses for equipment are included in equipment expenses. Components of lease expense for the year ended December 31, 2019 are as follows (in thousands):

Operating lease expense	$561
Short-term lease expense	49
Variable lease expense	10
Other	7
Total lease expense	$627

Other information related to leases at December 31, 2019 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$480
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,775
Weighted average remaining lease term in years for operating leases	39 years
Weighted average discount rate for operating leases	3.69%

Future payments due under operating leases as of December 31, 2019 are as follows (in thousands):

2020	$458
2021	396
2022	258
2023	235
2024	237
Thereafter	10,099
11,683
Less effects of discounting	6,237
Operating lease liabilities recognized	$5,446

Rental expense for all leased branches and equipment was approximately $627,000 in 2019, $519,000 in 2018, and $569,000 in 2017.

During the fourth quarter 2019, LCNB signed an ATM outsourcing agreement, effective January 1, 2020, under which an outside vendor will provide an ATM bundled program, including ATM equipment, maintenance services, and software services, for ten ATMs. A right-of-use asset and a corresponding liability will be recorded in the first quarter 2020.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Balance, beginning of year	$59,221	$30,183
Additions from acquisitions	—	29,038
Balance, end of year	$59,221	$59,221

Other intangible assets in the consolidated balance sheets at December 31, 2019 and 2018 were as follows (in thousands):

	2019			2018
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$8,544	5,021	3,523	8,544	3,977	4,567
Mortgage servicing rights	1,237	754	483	1,483	1,008	475
Total	$9,781	5,775	4,006	10,027	4,985	5,042

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2019 is as follows (in thousands):

2020	$1,160
2021	1,143
2022	545
2023	504
2024	388

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

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2019	2018
Affordable housing tax credit investment	$7,000	5,000
Less amortization	810	492
Net affordable housing tax credit investment	$6,190	4,508

Unfunded commitment	$4,596	3,372

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Continued)

NOTE 10 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIPS (continued)

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the Consolidated Balance Sheets.

LCNB expects to fund the unfunded commitment over eleven years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2019	2018	2017
Tax credits and other tax benefits recognized	$387	267	180
Tax credit amortization expense included in provision for income taxes	318	261	138

NOTE 11 - TIME DEPOSITS

Contractual maturities of time deposits at December 31, 2019 were as follows (in thousands):

2020	$204,543
2021	56,137
2022	27,856
2023	30,769
2024	3,561
Thereafter	1,262
$324,128

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2019 and 2018 was $52,832,000 and $39,361,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 12 - BORROWINGS

Funds borrowed from the FHLB at December 31 by year of maturity were as follows (dollars in thousands):

	2019		2018
	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
Maturing within one year	18,998	2.40%	6,052	1.74%
Maturing one year through two years	11,996	2.42%	18,988	2.40%
Maturing two years through three years	5,000	2.97%	11,992	2.42%
Maturing three years through four years	5,000	3.02%	5,000	2.97%
Maturing four years through five years	—	—%	5,000	3.02%
Total	$40,994	2.55%	$47,032	2.45%

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $283 million and $303 million at December 31, 2019 and 2018, respectively.  Additionally, the Company was required to hold minimum levels of FHLB stock, based on the outstanding borrowings.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2019 was approximately $88.4 million.  One of the factors limiting remaining borrowing capacity is ownership of FHLB stock.  The Company could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Short-term borrowings at December 31 were as follows (dollars in thousands):

	2019		2018
	Amount	Rate	Amount	Rate
Line of credit	$—	—%	$4,230	3.00%
FHLB short-term advance	—	—%	52,000	2.48%
	$—	—%	$56,230	2.52%

At December 31, 2019, the Company had short-term borrowing arrangements with two financial institutions and the Federal Home Loan Bank of Cincinnati ("FHLB").  The first arrangement is a short-term line of credit for a maximum amount of $25 million at the interest rate in effect at the time of the borrowing.  The second arrangement is a short-term line of credit for a maximum amount of $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.

Under the terms of the Cash Management Advance program with the FHLB, the Company can borrow up to $81.7 million in short-term advances, subject to total remaining borrowing capacity limitations.  The Company has the option of selecting a variable rate of interest for up to 90 days or a fixed rate of interest for up to 30 days.   The interest rate is the published rate in effect at the time of the advance. This agreement expires on August 28, 2020. Under the terms of a separate REPO Based Advance program, also with the FHLB, the Company can borrow up to $81.2 million in short-term advances, subject to total remaining borrowing capacity limitations. The company can select terms ranging from one day to one year. The interest rate is the published rate in effect at the time of the advance. This agreement expired on February 12, 2020 and was renewed for an additional year.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 13 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2019	2018	2017
Income taxes currently payable	$3,694	2,721	3,018
Revaluation of net deferred tax liability	—	—	(224)
Deferred income tax provision (benefit)	419	228	1,478
Provision for income taxes	$4,113	2,949	4,272

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2019	2018	2017
Statutory tax rate	21.0%	21.0%	34.0%
Increase (decrease) resulting from -
Tax exempt interest	(1.4)%	(3.1)%	(6.0)%
Tax exempt income on bank owned life insurance	(0.9)%	(0.9)%	(1.7)%
Revaluation of net deferred tax liability	—%	—%	(1.3)%
Captive insurance premium income	(0.8)%	(0.9)%	(0.9)%
Other – net	—%	0.5%	0.7%
Effective tax rate	17.9%	16.6%	24.8%

Deferred tax assets and liabilities, included in the Consolidated Balance Sheets with accrued interest and other liabilities in 2019 and other assets in 2018, consist of the following at December 31 (in thousands):

	2019	2018
Deferred tax assets:
Allowance for loan losses	$849	849
Net unrealized losses on investment securities available-for-sale	—	1,240
Fair value adjustment on loans acquired from mergers	451	723
Write-down of other real estate owned	10	—
Deferred compensation	706	706
Other	459	432
	2,475	3,950
Deferred tax liabilities:
Depreciation of premises and equipment	(1,621)	(1,551)
Net unrealized gains on investment securities available-for-sale	(270)	—
Amortization of intangibles	(1,537)	(1,499)
Prepaid expenses	(246)	(243)
Deferred loan fees	—	(1)
FHLB stock dividends	(216)	(216)
Fair value adjustment on securities acquired from mergers	(3)	(6)
	(3,893)	(3,516)
Net deferred tax (liabilities) assets	$(1,418)	434

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 13 - INCOME TAXES (continued)

As of December 31, 2019 and 2018 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the consolidated statements of income for the three-year period ended December 31, 2019.

The Company is no longer subject to examination by federal tax authorities for years before 2016.

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2019	2018
Commitments to extend credit:
Commercial loans	$50,235	23,978
Other loans:
Fixed rate	4,431	2,961
Adjustable rate	1,199	1,077
Unused lines of credit:
Fixed rate	28,796	31,446
Adjustable rate	174,577	169,031
Unused overdraft protection amounts on demand and NOW accounts	16,304	16,249
Standby letters of credit	883	1,080
	$276,425	245,822

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
December 31, 2019
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

Capital expenditures include: the construction or acquisition of new office buildings; improvements to LCNB's offices; purchases of furniture and equipment; and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of December 31, 2019 totaled approximately $1,820,000, which includes remodeling the Main Office in Lebanon, Ohio.

The Company and the Bank are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to LCNB's consolidated financial position or results of operations.

NOTE 15 - REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2019 and 2018, the Bank maintained average reserve balances of $8,518,000 and $4,982,000, respectively.  The reserve balances at December 31, 2019 and 2018 were $5,927,000 and $1,433,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2020, the restrictions generally limit dividends to the aggregate of net income for the year 2020 plus the net earnings retained for 2019 and 2018.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2019, approximately $14,598,000 of the Bank’s earnings retained was available for dividends in 2020 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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
December 31, 2019
(Continued)

NOTE 15 - REGULATORY MATTERS (continued)

As of the most recent notification from its regulators, the Bank was categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's category.

A summary of the regulatory capital of the Bank at December 31 follows (dollars in thousands):

	2019	2018
Regulatory Capital:
Shareholders' equity	222,065	215,395
Goodwill and other intangible assets	(62,744)	(63,788)
Accumulated other comprehensive (income) loss	(673)	4,719
Tier 1 risk-based capital	158,648	156,326
Eligible allowance for loan losses	4,045	4,046
Total risk-based capital	162,693	160,372
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.21%	12.65%
Tier 1 capital to risk-weighted assets	12.21%	12.65%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	12.52%	12.98%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	10.06%	9.96%

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) for 2019 and 2018 were as follows (in thousands):

	2019			2018
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Balance at beginning of year	$(4,631)	(88)	(4,719)	(2,200)	(142)	(2,342)
Cumulative effect of changes in accounting principles	—	—	—	(498)	(27)	(525)
Balance at beginning of period, as adjusted	(4,631)	(88)	(4,719)	(2,698)	(169)	(2,867)
Before reclassifications	5,456	(96)	5,360	(1,939)	81	(1,858)
Reclassifications	32	—	32	6	—	6
Balance at end of year	$857	(184)	673	(4,631)	(88)	(4,719)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated other comprehensive income (loss) during 2019 and 2018 and the affected line items in the consolidated statements of income were as follows (in thousands):

	2019	2018	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on sales of securities	$41	(8)	Net gain on sale of securities
Less provision (benefit) for income taxes	9	(2)	Provision for income taxes
Reclassification adjustment, net of taxes	$32	(6)

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

The plan is at least 80% funded as of July 1, 2019 and 2018.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan. The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the consolidated statements of income for the years ended December 31 were as follows (in thousands):

	2019	2018	2017
Qualified noncontributory defined benefit retirement plan	$1,039	1,048	1,054
401(k) plan	524	457	374

The Company expects a minimum contribution of $205,000 to the qualified noncontributory defined benefit retirement plan in 2020.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2019, the amount of the liability for this plan was $69,000, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2019 and 2018 was $3,362,000 and $3,364,000, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2019 and 2018 is $998,000 and $1,092,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.2% in 2019 and 5.2% in 2018. The service cost associated with the plans was $0 for 2019, $0 for 2018, and $0 for 2017.  Interest costs were $52,000, $59,000, and $62,000 for 2019, 2018, and 2017, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2019	2018	2017
Service cost	$—	—	—
Interest cost	77	69	69
Amortization of unrecognized (gain) loss	—	16	—
Net periodic pension cost	$77	85	69

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2019	2018	2017
Projected benefit obligation at beginning of year	$1,900	1,971	1,727
Service cost	—	—	—
Interest cost	77	69	69
Actuarial (gain) or loss	122	(86)	238
Benefits paid	(54)	(54)	(63)
Projected benefit obligation at end of year	$2,045	1,900	1,971

Amounts recognized in other liabilities in the consolidated balance sheets for the nonqualified defined benefit retirement plan at December 31, 2019 and 2018 were $2,045,000 and $1,900,000, respectively.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2019 and 2018 was $2,045,000 and $1,900,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

Amounts recognized in accumulated other comprehensive income, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2019	2018	2017
Net actuarial loss	$184	88	141

The estimated unrecognized net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2020 for the nonqualified defined benefit retirement plan is $1,000.

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2019	2018	2017
Benefit obligation:
Discount rate	3.22%	4.22%	3.60%
Salary increase rate	—%	2.00%	2.00%

Net periodic pension cost:
Discount rate	4.22%	3.60%	4.14%
Salary increase rate	2.00%	2.00%	2.00%
Amortization period in years	1.00	1.00	1.00

The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2020.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2019 are (in thousands):

2020	$145
2021	145
2022	145
2023	145
2024	145
2025-2029	694

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
December 31, 2019
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

LCNB has not granted stock options since 2012. Option awards granted to date under the 2002 Plan vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2019 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.00 - 12.99	9,904	11.96	1.1	9,904	11.96	1.1

The following table summarizes stock option activity for the years indicated:

	2019			2018			2017
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at January 1,	13,278	11.98		20,265	$11.42		24,669	$12.17
Exercised	(3,374)	12.05		(6,987)	10.34		(3,398)	14.94
Expired	—	—		—	—		(1,006)	17.88
Outstanding at December 31,	9,904	11.96	$73	13,278	11.98	$42	20,265	11.42	$183
Exercisable at December 31,	9,904	11.96	73	13,278	11.98	42	20,265	11.42	183
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the years indicated (in thousands):

	2019	2018	2017
Intrinsic value of options exercised	$20	50	25
Cash received from options exercised	41	72	51
Tax benefit realized from options exercised	3	7	5

Total expense related to options included in salaries and wages in the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 was $0, $0, and $1,000, respectively. The related tax benefit for 2019, 2018, and 2017 was $0, $0, and $0, respectively. Compensation costs related to option awards were recognized in full during the first quarter 2017.

Restricted stock awards granted under the 2015 Plan were as follows:

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	16,958	$18.94	8,817	$16.44	8,624	$15.47
Granted	12,504	16.95	10,634	19.20	4,027	22.60
Vested	(11,710)	18.19	(2,493)	17.38	(3,834)	16.73
Forfeited	—	—	—	—	—	—
Outstanding at December 31,	17,752	$18.03	16,958	$18.94	8,817	$16.44

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

Total expense related to restricted stock awards included in salaries and wages in the consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 was $134,000, $107,000, and $75,000 respectively. The related tax benefit for the years ended December 31, 2019, 2018, and 2017 was $28,000, $23,000, and $26,000, respectively. Unrecognized compensation expense for restricted stock awards was $259,000 at December 31, 2019 and is expected to be recognized over a period of 4.2 years.

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

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2019	2018	2017
Net income	$18,912	14,845	12,972
Less allocation of earnings and dividends to participating securities	31	18	7
Net income allocated to common shareholders	18,881	14,827	12,965

Weighted average common shares outstanding, gross	13,100,161	11,950,360	10,011,358
Less average participating securities	21,241	15,010	5,783
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	13,078,920	11,935,350	10,005,575
Add dilutive effect of:
Stock options	3,973	6,903	6,936
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	13,082,893	11,942,253	10,012,511

Earnings per common share:
Basic	$1.44	1.24	1.30
Diluted	1.44	1.24	1.29

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 20 - RELATED PARTY TRANSACTIONS

LCNB has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2019	2018
Beginning balance	$2,438	1,870
New loans and advances	609	419
Change in composition of related parties	—	1,052
Reductions	(667)	(903)
Ending Balance	$2,380	2,438
Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2019 and 2018 amounted to $3,168,000 and $2,849,000, respectively.

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
December 31, 2019
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2019
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$967	967	—	—
Mutual funds	45	45	—	—
Mutual funds measured at net asset value	1,300	1,300	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,309	2,309	—	—
U.S. Agency notes	48,984	—	48,984	—
U.S. Agency mortgage-backed securities	84,406	—	84,406	—
Municipal securities:
Non-taxable	22,321	—	22,321	—
Taxable	19,980	—	19,980	—
Total recurring fair value measurements	$180,312	4,621	175,691	—

Nonrecurring fair value measurements:
Impaired loans	$2,840	—	—	2,840
Other real estate owned and repossessed assets	197	—	—	197
Total nonrecurring fair value measurements	$3,037	—	—	3,037

2018
Recurring fair value measurement:
Equity securities with a readily determinable fair value:
Trust preferred securities	—	—	—	—
Equity securities	519	519	—	—
Mutual funds	39	39	—	—
Mutual funds measured at net asset value	1,520	1,520	—	—

Debt securities available-for-sale:
U.S. Treasury notes	$2,235	2,235	—	—
U.S. Agency notes	78,340	—	78,340	—
U.S. Agency mortgage-backed securities	55,610	—	55,610	—
Municipal securities:
Non-taxable	84,714	—	84,714	—
Taxable	17,522	—	17,522	—
Total recurring fair value measurements	$240,499	4,313	236,186	—

Nonrecurring fair value measurements:
Impaired loans	$1,039	—	—	1,039
Other real estate owned and repossessed assets	244	—	—	244
Total nonrecurring fair value measurements	$1,283	—	—	1,283

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2019 and 2018 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2019
Impaired loans	$1,931	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	909	Discounted cash flows	Discount rate	8.25%	4.50%	6.83%
Other real estate owned	197	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

2018
Impaired loans	$45	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	994	Discounted cash flows	Discount rate	8.25%	4.50%	6.86%
Other real estate owned	244	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2019
FINANCIAL ASSETS:
Cash and cash equivalents	$20,765	20,765	20,765	—	—
Debt securities, held-to-maturity	27,525	27,888	—	—	27,888
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,239,406	1,252,156	—	—	1,252,156
Accrued interest receivable	—	3,911	—	3,911	—

FINANCIAL LIABILITIES:
Deposits	1,348,280	1,352,061	1,024,162	327,899	—
Long-term debt	40,994	41,487	—	41,487	—
Accrued interest payable	—	705	—	705	—

2018
FINANCIAL ASSETS:
Cash and cash equivalents	$20,040	20,040	20,040	—	—
Debt securities, held-to-maturity	29,721	29,024	—	—	29,024
Federal Reserve Bank stock	4,653	4,653	4,653	—	—
Federal Home Loan Bank stock	4,845	4,845	4,845	—	—
Loans, net	1,194,577	1,183,041	—	—	1,183,041
Accrued interest receivable	4,317	4,317	—	4,317	—

FINANCIAL LIABILITIES:
Deposits	1,300,919	1,301,298	1,004,057	297,241	—
Short-term borrowings	56,230	56,230	56,230	—	—
Long-term debt	47,032	48,255	—	48,255	—
Accrued interest payable	690	690	—	690	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at December 31, 2019 and 2018.

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
December 31, 2019
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

Loans
The estimated fair value of loans follows the guidance in ASU 2016-01, which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments. The fair value calculation discounts estimated future cash flows using rates that incorporate discounts for credit, liquidity, and marketability factors.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 22 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31
2019
Interest income	$16,113	16,328	16,329	16,424
Interest expense	2,722	2,738	2,751	2,577
Net interest income	13,391	13,590	13,578	13,847
Provision for loan losses	(105)	54	264	(6)
Net interest income after provision	13,496	13,536	13,314	13,853
Total non-interest income	2,772	2,998	3,356	3,222
Total non-interest expenses	10,700	10,833	10,982	11,007
Income before income taxes	5,568	5,701	5,688	6,068
Provision for income taxes	941	973	961	1,238
Net income	$4,627	4,728	4,727	4,830

Earnings per common share:
Basic	$0.35	0.36	0.36	0.37
Diluted	0.35	0.36	0.36	0.37

2018
Interest income	$11,142	12,538	15,070	15,844
Interest expense	954	1,170	1,967	2,334
Net interest income	10,188	11,368	13,103	13,510
Provision for loan losses	79	224	659	(39)
Net interest income after provision	10,109	11,144	12,444	13,549
Total non-interest income	2,636	2,791	2,921	2,702
Total non-interest expenses	9,549	10,711	10,317	9,925
Income before income taxes	3,196	3,224	5,048	6,326
Provision for income taxes	483	486	847	1,133
Net income	$2,713	2,738	4,201	5,193

Earnings per common share:
Basic	$0.27	0.25	0.32	0.40
Diluted	0.27	0.25	0.32	0.40

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., parent company only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2019	2018
Assets:
Cash on deposit with subsidiary	$3,252	715
Cash on deposit with unrelated depository institution	23	—
Equity securities, at fair value	971	816
Investment in subsidiaries	223,735	216,830
Other assets	84	624
Total assets	$228,065	218,985

Liabilities	$17	—

Shareholders' equity	228,048	218,985
Total liabilities and shareholders' equity	$228,065	218,985

Condensed Statements of Income
Year ended December 31,	2019	2018	2017
Income:
Dividends from subsidiaries	$18,300	10,383	6,800
Interest and dividends	31	35	36
Net gain on sales of securities	—	—	14
Other income	215	(66)	—
Total income	18,546	10,352	6,850

Total expenses	1,369	1,668	1,290

Income before income tax expense/benefit and equity in undistributed income of subsidiaries	17,177	8,684	5,560
Income tax benefit	222	341	380
Equity in undistributed income of subsidiaries	1,513	5,820	7,032
Net income	$18,912	14,845	12,972

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)
NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income	$18,912	14,845	12,972
Adjustments for non-cash items -
Increase in undistributed income of subsidiaries	(1,513)	(5,820)	(7,032)
Other, net	476	(383)	84
Net cash flows provided by operating activities	17,875	8,642	6,024

Cash flows from investing activities:
Purchases of equity securities	(337)	(90)	(54)
Proceeds from sales of equity securities	397	107	93
Investments in subsidiaries	—	—	(250)
Cash paid for business acquisition, net of cash received	—	(268)	—
Net cash flows provided by (used in) investing activities	60	(251)	(211)

Cash flows from financing activities:
Proceeds from issuance of common stock	446	416	360
Payments to repurchase common stock	(6,834)	(348)	—
Cash dividends paid on common stock	(9,028)	(8,124)	(6,407)
Other	41	72	51
Net cash flows used in financing activities	(15,375)	(7,984)	(5,996)
Net change in cash	2,560	407	(183)
Cash at beginning of year	715	308	491
Cash at end of year	$3,275	715	308

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

Internal Control Over Financial Reporting

Information required by this item is set forth in the “Report of Management’s Assessment of Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this 2019 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2019, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None.

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement (the “Proxy Statement”) included in the Notice of Annual Meeting of Shareholders to be held April 21, 2020, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2019, are incorporated by reference into Part III.
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

The information required by this item concerning Delinquent Section 16(a) Reports is incorporated herein by reference under the caption "Delinquent Section 16(a) Reports" of the Proxy Statement.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the captions "Board of Directors Meetings and Committees" "Compensation Committee Interlocks and Insider Participation" "Equity Compensation Plan Information," "Compensation of Executive Officers," and "Compensation Committee Report on Executive Compensation" is incorporated herein by reference.

LCNB CORP. AND SUBSIDIARIES

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

LCNB currently maintains a compensation plan, the 2015 Ownership Incentive Plan (the "2015 Plan"), which was approved by LCNB's shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. This plan provides for the issuance of up to 450,000 shares and will terminate on April 28, 2025, unless earlier terminated by the Compensation Committee.

The following table shows information relating to stock options outstanding under the 2002 Plan and 2015 Plan at December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2002 Plan	9,904	$11.96	—
2015 Plan	—	—	406,797
Equity compensation plans not approved by security holders	—	—	—
Total	9,904	$11.96	406,797

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2019 and 2018.
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018, and 2017.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2019, 2018, and 2017.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017.
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

3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
4.1	Description of Registrant's Securities
10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292).
10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.5	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.7	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.
14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2018, Exhibit 14.1.

LCNB CORP. AND SUBSIDIARIES

(a) Exhibit No.	Exhibit Description
21	LCNB Corp. subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Eric J. Meilstrup
Eric J. Meilstrup, President & Chief Executive Officer
March 4, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Eric J. Meilstrup	/s/ Craig M. Johnson
Eric J. Meilstrup, President, Chief Executive	Craig M. Johnson, Director
Officer & Director	March 4, 2020
(Principal Executive Officer)
March 4, 2020
/s/ Michael J Johrendt
/s/ Robert C. Haines II	Michael J. Johrendt, Director
Robert C. Haines II, Executive Vice President	March 4, 2020
& Chief Financial Officer
(Principal Financial and Accounting Officer)
March 4, 2020	/s/ William H. Kaufman
William H. Kaufman, Director
March 4, 2020
/s/ Spencer S. Cropper
Spencer S. Cropper
Chairman of the Board of Directors	/s/ John H. Kochensparger III
March 4, 2020	John H. Kochensparger III, Director
March 4, 2020

/s/ Mary E. Bradford
Mary E Bradford, Director	/s/ Anne E. Krehbiel
March 4, 2020	Anne E. Krehbiel, Director
March 4, 2020

/s/ Steve P. Foster
Steve P. Foster, Director	/s/ Stephen P. Wilson
March 4, 2020	Stephen P. Wilson, Director
March 4, 2020

/s/ William G. Huddle
William G. Huddle, Director
March 4, 2020