Form 10-Q
period 2020-03-31
LCNB CORP
filed 2020-05-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 6, 2020 was 12,969,806 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Cash and due from banks	$17,820	17,019
Interest-bearing demand deposits	6,975	3,746
Total cash and cash equivalents	24,795	20,765
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,036	2,312
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	141,439	178,000
Debt securities, held-to-maturity, at cost	27,694	27,525
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	5,203	5,203
Loans, net	1,267,379	1,239,406
Premises and equipment, net	35,017	34,787
Operating lease right-of-use assets	5,621	5,444
Goodwill	59,221	59,221
Core deposit and other intangibles, net	3,751	4,006
Bank owned life insurance	41,309	41,667
Other assets	16,064	14,221
TOTAL ASSETS	$1,636,280	1,639,308

LIABILITIES:
Deposits:
Noninterest-bearing	$342,442	354,391
Interest-bearing	1,003,430	993,889
Total deposits	1,345,872	1,348,280
Long-term debt	35,996	40,994
Operating lease liabilities	5,659	5,446
Accrued interest and other liabilities	15,275	16,540
TOTAL LIABILITIES	1,402,802	1,411,260

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,144,103 and 14,111,810 shares at March 31, 2020 and December 31, 2019, respectively	142,046	141,791
Retained earnings	107,123	104,431
Treasury shares at cost, 1,175,027 shares at March 31, 2020 and December 31, 2019	(18,847)	(18,847)
Accumulated other comprehensive income, net of taxes	3,156	673
TOTAL SHAREHOLDERS' EQUITY	233,478	228,048
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,636,280	1,639,308

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet as of that date.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME:
Interest and fees on loans	$15,227	14,538
Dividends on equity securities:
With a readily determinable fair value	14	17
Without a readily determinable fair value	16	16
Interest on debt securities:
Taxable	950	869
Non-taxable	285	544
Interest on interest-bearing time deposits	—	5
Other investments	64	124
TOTAL INTEREST INCOME	16,556	16,113

INTEREST EXPENSE:
Interest on deposits	2,117	2,286
Interest on short-term borrowings	7	219
Interest on long-term debt	254	217
TOTAL INTEREST EXPENSE	2,378	2,722
NET INTEREST INCOME	14,178	13,391
PROVISION (CREDIT) FOR LOAN LOSSES	1,173	(105)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	13,005	13,496

NON-INTEREST INCOME:
Fiduciary income	1,103	1,034
Service charges and fees on deposit accounts	1,295	1,308
Net gains (losses) from sales of debt securities, available-for-sale	221	(18)
Bank owned life insurance income	601	182
Gains from sales of loans	120	29
Other operating income	499	237
TOTAL NON-INTEREST INCOME	3,839	2,772

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,768	6,162
Equipment expenses	287	266
Occupancy expense, net	682	763
State financial institutions tax	436	438
Marketing	177	302
Amortization of intangibles	260	257
FDIC insurance premiums (credit), net	(1)	126
Contracted services	402	464
Merger-related expenses	—	67
Other non-interest expense	2,061	1,855
TOTAL NON-INTEREST EXPENSE	11,072	10,700
INCOME BEFORE INCOME TAXES	5,772	5,568
PROVISION FOR INCOME TAXES	746	941
NET INCOME	$5,026	4,627

Dividends declared per common share	$0.18	0.17
Earnings per common share:
Basic	$0.39	0.35
Diluted	0.39	0.35
Weighted average common shares outstanding:
Basic	12,926,077	13,283,634
Diluted	12,927,666	13,287,338

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$5,026	4,627
Other comprehensive income:
Net unrealized gains on available-for-sale debt securities (net of taxes of $706 and $659 for the three months ended March 31, 2020 and 2019, respectively)	2,658	2,475
Reclassification adjustment for net realized (gains) losses on sales of available-for-sale debt securities included in net income (net of taxes of $46 and $4 for the three months ended March 31, 2020 and 2019, respectively)	(175)	14
Other comprehensive income, net of tax	2,483	2,489
TOTAL COMPREHENSIVE INCOME	$7,509	7,116

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three Months Ended March 31, 2020
Balance at December 31, 2019	12,936,783	$141,791	104,431	(18,847)	673	228,048
Net income			5,026			5,026
Other comprehensive income, net of taxes					2,483	2,483
Dividend Reinvestment and Stock Purchase Plan	7,039	107				107
Exercise of stock options	9,593	115				115
Compensation expense relating to restricted stock	15,661	33				33
Common stock dividends, $0.18 per share			(2,334)			(2,334)
Balance at March 31, 2020	12,969,076	$142,046	107,123	(18,847)	3,156	233,478

Three Months Ended March 31, 2019
Balance at December 31, 2018	13,295,276	$141,170	94,547	(12,013)	(4,719)	218,985
Net income			4,627			4,627
Other comprehensive income, net of taxes					2,489	2,489
Dividend Reinvestment and Stock Purchase Plan	6,368	109				109
Compensation expense relating to restricted stock	12,504	70				70
Common stock dividends, $0.17 per share			(2,262)			(2,262)
Balance at March 31, 2019	13,314,148	$141,349	96,912	(12,013)	(2,230)	224,018

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,026	4,627
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	248	747
Provision (credit) for loan losses	1,173	(105)
Deferred income tax provision	28	51
Increase in cash surrender value of bank owned life insurance	(284)	(182)
Bank owned life insurance mortality benefits in excess of cash surrender value	(316)	—
Realized (gain) loss from equity securities	(333)	(93)
Realized (gain) loss from sales of debt securities, available-for-sale	(221)	18
Realized (gain) loss from sales of premises and equipment	(1)	—
Realized (gain) loss from sales and impairment of other real estate owned and repossessed assets	(11)	—
Origination of mortgage loans for sale	(4,890)	(1,263)
Realized gains from sales of loans	(120)	(29)
Proceeds from sales of mortgage loans	4,964	1,280
Compensation expense related to restricted stock	33	70
Changes in:
Accrued income receivable	(546)	(1,072)
Other assets	(1,492)	(129)
Other liabilities	(1,953)	(1,597)
TOTAL ADJUSTMENTS	(3,721)	(2,304)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,305	2,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	646	331
Proceeds from sales of debt securities, available-for-sale	8,786	21,806
Proceeds from maturities and calls of debt securities:
Available-for-sale	31,022	1,790
Held-to-maturity	111	506
Purchases of equity securities	(37)	(345)
Purchases of debt securities:
Held-to-maturity	(280)	(3,148)
Proceeds from maturities of interest-bearing time deposits	—	249
Proceeds from redemption of Federal Reserve Bank stock	—	1
Net increase in loans	(28,523)	(8,191)
Proceeds from bank owned life insurance mortality benefits	958	—
Proceeds from sale of other real estate owned and repossessed assets	208	—
Purchases of premises and equipment	(647)	(335)
Proceeds from sale of premises and equipment	1	—
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	12,245	12,664
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(2,408)	46,938
Net decrease in short-term borrowings	—	(56,230)
Principal payments on long-term debt	(5,001)	(4,055)
Proceeds from issuance of common stock	21	14
Proceeds from exercise of stock options	115	—
Cash dividends paid on common stock	(2,247)	(2,167)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(9,520)	(15,500)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,030	(513)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,765	20,040
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,795	19,527

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	2,418	2,607

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

The consolidated condensed balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet as of that date.

Certain prior period data presented in the consolidated financial statements have been reclassified to conform with the current year presentation.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2019 Annual Report on Form 10-K filed with the SEC.

Accounting Changes

Financial Accounting Standards Board ("FASB) Accounting Standards Update ("ASU") No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment"
ASU No. 2017-04 was issued in January 2017 and was adopted by LCNB as of January 1, 2020. It applies to public and other entities that have goodwill reported in their financial statements. To simplify the subsequent measurement of goodwill, this ASU eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Adoption of ASU No. 2017-04 did not have a material impact on LCNB's results of operations or financial position.

ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement"
ASU No. 2018-13 was issued in August 2018 and was adopted by LCNB as of January 1, 2020. It applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update modify fair value disclosure requirements, including the deletion, modification, and addition of certain targeted disclosures. Adoption of ASU No. 2018-13 did not have a material impact on LCNB's results of operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2020
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,272	137	—	2,409
U.S. Agency notes	21,882	821	—	22,703
U.S. Agency mortgage-backed securities	80,072	2,613	—	82,685
Municipal securities:
Non-taxable	13,254	118	4	13,368
Taxable	19,732	550	8	20,274
	$137,212	4,239	12	141,439

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$24,189	480	21	24,648
Taxable	3,505	2	136	3,371
	$27,694	482	157	28,019

December 31, 2019
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,273	36	—	2,309
U.S. Agency notes	48,745	273	34	48,984
U.S. Agency mortgage-backed securities	83,977	672	243	84,406
Municipal securities:
Non-taxable	22,174	161	14	22,321
Taxable	19,746	269	35	19,980
	$176,915	1,411	326	178,000

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$24,300	343	5	24,638
Taxable	3,225	25	—	3,250
	$27,525	368	5	27,888

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at March 31, 2020 and December 31, 2019, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Available-for-Sale:
U.S. Agency mortgage-backed securities	$—	—	60	—
Municipal securities:
Non-taxable	646	4	—	—
Taxable	868	8	—	—
	$1,514	12	60	—

Held-to-Maturity:
Municipal securities:
Non-taxable	$2,142	16	1,790	5
Taxable	3,089	136	—	—
	$5,231	152	1,790	5

December 31, 2019
Available-for-Sale:
U.S. Agency notes	$3,586	11	11,939	23
U.S. Agency mortgage-backed securities	10,555	10	19,233	233
Municipal securities:
Non-taxable	2,631	2	1,257	12
Taxable	5,067	35	450	—
	$21,839	58	32,879	268

Held-to-Maturity:
Municipal securities:
Non-taxable	$54	—	2,660	5
	$54	—	2,660	5

Management has determined that the unrealized losses at March 31, 2020 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Contractual maturities of debt securities at March 31, 2020 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,145	11,198	2,472	2,473
Due from one to five years	26,964	27,677	7,349	7,365
Due from five to ten years	19,031	19,879	2,260	2,282
Due after ten years	—	—	15,613	15,899
	57,140	58,754	27,694	28,019
U.S. Agency mortgage-backed securities	80,072	82,685	—	—
	$137,212	141,439	27,694	28,019

Debt securities with a market value of $124,314,000 and $123,009,000 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities, available-for-sale, for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Proceeds from sales	8,786	21,806
Gross realized gains	221	58
Gross realized losses	—	76

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at March 31, 2020 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,378	1,361	1,371	1,345
Equity securities	685	675	741	967
Total equity securities with a readily determinable fair value	$2,063	2,036	2,112	2,312

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net gains recognized	$333	93
Net realized gains (losses) on equity securities sold	559	(6)
Unrealized gains (losses) recognized and still held at period end	$(226)	99

Note 3 - Loans

Major classifications of loans at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Commercial and industrial	$85,356	78,306
Commercial, secured by real estate	829,461	804,953
Residential real estate	318,009	322,533
Consumer	28,955	25,232
Agricultural	10,519	11,509
Other loans, including deposit overdrafts	436	1,193
Loans, gross	1,272,736	1,243,726
Deferred origination fees, net	(349)	(275)
Loans, net of deferred origination fees	1,272,387	1,243,451
Less allowance for loan losses	5,008	4,045
Loans, net	$1,267,379	1,239,406

Non-accrual, past-due, and accruing restructured loans as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Non-accrual loans:
Commercial, secured by real estate	$2,172	2,467
Residential real estate	657	743
Total non-accrual loans	2,829	3,210
Past-due 90 days or more and still accruing	39	—
Total non-accrual and past-due 90 days or more and still accruing	2,868	3,210
Accruing restructured loans	4,126	6,609
Total	$6,994	9,819

.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2020
Balance, beginning of year	$456	2,924	528	99	34	4	4,045
Provision charged to expenses	159	920	31	41	5	17	1,173
Losses charged off	—	(270)	(3)	(12)	—	(36)	(321)
Recoveries	18	—	73	1	—	19	111
Balance, end of period	$633	3,574	629	129	39	4	5,008

Three Months Ended March 31, 2019
Balance, beginning of year	$400	2,745	767	87	46	1	4,046
Provision (credit) charged to expenses	51	57	(195)	(31)	(5)	18	(105)
Losses charged off	—	—	(33)	—	—	(31)	(64)
Recoveries	—	56	154	21	—	18	249
Balance, end of period	$451	2,858	693	77	41	6	4,126

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
March 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$22	—	12	—	—	—	34
Collectively evaluated for impairment	611	3,574	617	129	39	4	4,974
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$633	3,574	629	129	39	4	5,008

Loans:
Individually evaluated for impairment	$956	5,355	924	13	—	—	7,248
Collectively evaluated for impairment	83,916	820,535	314,802	29,070	10,535	166	1,259,024
Acquired credit impaired loans	562	2,690	2,593	—	—	270	6,115
Balance, end of period	$85,434	828,580	318,319	29,083	10,535	436	1,272,387

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$6	272	17	—	—	—	295
Collectively evaluated for impairment	450	2,652	511	99	34	4	3,750
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$456	2,924	528	99	34	4	4,045

Loans:
Individually evaluated for impairment	$230	7,432	949	27	—	—	8,638
Collectively evaluated for impairment	77,430	793,191	319,188	25,328	11,523	930	1,227,590
Acquired credit impaired loans	711	3,531	2,718	—	—	263	7,223
Balance, end of period	$78,371	804,154	322,855	25,355	11,523	1,193	1,243,451

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

A breakdown of the loan portfolio by credit quality indicators at March 31, 2020 and December 31, 2019 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2020
Commercial & industrial	$83,816	—	1,618	—	85,434
Commercial, secured by real estate	815,998	2,467	10,115	—	828,580
Residential real estate	313,270	1,795	3,254	—	318,319
Consumer	29,078	—	5	—	29,083
Agricultural	10,513	—	22	—	10,535
Other	436	—	—	—	436
Total	$1,253,111	4,262	15,014	—	1,272,387

December 31, 2019
Commercial & industrial	$76,236	233	1,902	—	78,371
Commercial, secured by real estate	789,319	3,007	11,828	—	804,154
Residential real estate	319,075	267	3,513	—	322,855
Consumer	25,342	—	13	—	25,355
Agricultural	11,523	—	—	—	11,523
Other	1,193	—	—	—	1,193
Total	$1,222,688	3,507	17,256	—	1,243,451

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at March 31, 2020 and December 31, 2019 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
March 31, 2020
Commercial & industrial	$1,465	—	—	1,465	83,969	85,434	—
Commercial, secured by real estate	261	511	1,092	1,864	826,716	828,580	—
Residential real estate	2,398	23	461	2,882	315,437	318,319	39
Consumer	19	1	—	20	29,063	29,083	—
Agricultural	22	—	—	22	10,513	10,535	—
Other	67	—	—	67	369	436	—
Total	$4,232	535	1,553	6,320	1,266,067	1,272,387	39

December 31, 2019
Commercial & industrial	$283	—	—	283	78,088	78,371	—
Commercial, secured by real estate	339	—	1,171	1,510	802,644	804,154	—
Residential real estate	1,573	260	423	2,256	320,599	322,855	—
Consumer	27	9	—	36	25,319	25,355	—
Agricultural	—	—	—	—	11,523	11,523	—
Other	930	—	—	930	263	1,193	—
Total	$3,152	269	1,594	5,015	1,238,436	1,243,451	—

Impaired loans, including acquired credit impaired loans, at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$562	862	—	711	1,253	—
Commercial, secured by real estate	7,951	8,459	—	8,625	9,373	—
Residential real estate	3,185	3,655	—	3,118	3,651	—
Consumer	9	9	—	10	10	—
Agricultural	—	—	—	—	—	—
Other	270	391	—	263	392	—
Total	$11,977	13,376	—	12,727	14,679	—

With an allowance recorded:
Commercial & industrial	$956	956	22	230	235	6
Commercial, secured by real estate	94	95	—	2,338	2,485	272
Residential real estate	332	332	12	549	549	17
Consumer	4	4	—	17	17	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$1,386	1,387	34	3,134	3,286	295

Total:
Commercial & industrial	$1,518	1,818	22	941	1,488	6
Commercial, secured by real estate	8,045	8,554	—	10,963	11,858	272
Residential real estate	3,517	3,987	12	3,667	4,200	17
Consumer	13	13	—	27	27	—
Agricultural	—	—	—	—	—	—
Other	270	391	—	263	392	—
Total	$13,363	14,763	34	15,861	17,965	295

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three months ended March 31, 2020 and 2019 (in thousands):

	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31,
With no related allowance recorded:
Commercial & industrial	$637	264	767	7
Commercial, secured by real estate	9,823	344	18,302	199
Residential real estate	3,289	92	3,916	47
Consumer	18	—	13	—
Agricultural	—	—	—	—
Other	266	7	340	9
Total	$14,033	707	23,338	262

With an allowance recorded:
Commercial & industrial	$839	10	259	4
Commercial, secured by real estate	95	2	244	12
Residential real estate	339	5	622	8
Consumer	5	—	22	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,278	17	1,147	24

Total:
Commercial & industrial	$1,476	274	1,026	11
Commercial, secured by real estate	9,918	346	18,546	211
Residential real estate	3,628	97	4,538	55
Consumer	23	—	35	—
Agricultural	—	—	—	—
Other	266	7	340	9
Total	$15,311	724	24,485	286

Of the interest income recognized on impaired loans during the three months ended March 31, 2020 and 2019, approximately $10,000 and $0, respectively, were recognized on a cash basis.

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

Loan modifications that were classified as TDRs during the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	2020			2019
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended March 31,
Commercial and industrial	1	$4	$5	—	$—	$—
Commercial, secured by real estate	—	—	—	2	258	258
Residential real estate	—	—	—	2	54	54
Total	1	$4	$5	4	$312	$312

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Post-modification balances, at the dates of modification, of newly restructured troubled debt by type of modification for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
Three Months Ended March 31, 2020
Commercial & industrial	$—	—	—	—	5	5
Total	$—	—	—	—	5	5

Three Months Ended March 31, 2019
Commercial, secured by real estate	$—	—	—	—	258	258
Residential real estate	54	—	—	—	—	54
Total	$54	—	—	—	258	312

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three months ended March 31, 2020 and 2019 and that remained in default at period end.

Information concerning loans that were modified during the three months ended March 31, 2020 and 2019 and that were determined to be troubled debt restructurings follows (in thousands):

	2020	2019
Impaired loans without a valuation allowance	$5	312
Impaired loans with a valuation allowance	—	—

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“Section 4013”). To be eligible under Section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. As of March 31, 2020, LCNB has not made the election under the CARES Act.

In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at March 31, 2020 and December 31, 2019 were approximately $94,805,000 and $93,596,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at March 31, 2020 was $224,000.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides at March 31, 2020 and December 31, 2019 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2020	December 31, 2019
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$5	5
Commercial, secured by real estate	—	792
Residential real estate	455	551
Other loans, including deposit overdrafts	—	—
Loans, gross	460	1,348
Less allowance for loan losses	—	—
Loans, net	$460	1,348

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$423	423
Commercial, secured by real estate	796	815
Residential real estate	675	685
Other loans, including deposit overdrafts	270	263
Loans, gross	2,164	2,186
Less allowance for loan losses	—	—
Loans, net	$2,164	2,186

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	1,205	1,219
Residential real estate	95	100
Other loans, including deposit overdrafts	—	—
Loans, gross	1,300	1,319
Less allowance for loan losses	—	—
Loans, net	$1,300	1,319

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$134	283
Commercial, secured by real estate	689	705
Residential real estate	1,368	1,382
Other loans, including deposit overdrafts	—	—
Loans, gross	2,191	2,370
Less allowance for loan losses	—	—
Loans, net	$2,191	2,370

Total
Commercial & industrial	$562	711
Commercial, secured by real estate	2,690	3,531
Residential real estate	2,593	2,718
Other loans, including deposit overdrafts	270	263
Loans, gross	6,115	7,223
Less allowance for loan losses	—	—
Loans, net	$6,115	7,223

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Outstanding balance	$7,537	9,139
Carrying amount	6,115	7,223

Activity during the three months ended March 31, 2020 and 2019 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Accretable discount at beginning of period	480	743
Reclassification from nonaccretable discount to accretable discount	333	—
Disposals	—	1
Accretion	(495)	(25)
Accretable discount at end of period	318	719

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Affordable housing tax credit investment	$7,000	7,000
Less amortization	936	810
Net affordable housing tax credit investment	$6,064	6,190

Unfunded commitment	$4,344	4,596

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Affordable Housing Tax Credit Limited Partnership (continued)

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three months ended March 31, 2020 and 2019 (in thousands):

	2020	2019
Tax credits and other tax benefits recognized	$159	84
Tax credit amortization expense included in provision for income taxes	126	45

Note 6 – Borrowings

Borrowings at March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
FHLB long-term advances	35,996	2.63%	40,994	2.55%
	$35,996	2.63%	$40,994	2.55%

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $280 million and $283 million at March 31, 2020 and December 31, 2019, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings. Total remaining borrowing capacity at March 31, 2020 was approximately $93.4 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Note 7 - Leases

LCNB has capitalized operating leases for its Otterbein, Fairfield, Barron Street, and Worthington offices, for the land at its Oxford and Oakwood offices, and for certain office and ATM equipment. The Oakwood lease has a remaining term of seventeen years with options to renew for six additional periods of five years each. The Oxford lease has a remaining term of forty-one years with no renewal options. The other leases have remaining terms of less than one year up to six years, some of which contain options to renew the leases for additional five-year periods.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 – Leases (continued)

Lease expenses for offices are included in the consolidated condensed statements of income in occupancy expense, net and lease expenses for equipment and ATMs are included in equipment expenses. Components of lease expense for the three months ended March 31, 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$153	140
Short-term lease expense	12	12
Variable lease expense	3	2
Other	1	5
Total lease expense	$169	159

Other information related to leases at March 31, 2020 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120
Right-of-use assets obtained in exchange for new operating lease liabilities	$313
Weighted average remaining lease term in years for operating leases	37.4
Weighted average discount rate for operating leases	3.65%

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended March 31,
	2020	2019
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(1.0)%	(1.9)%
Tax exempt income on bank owned life insurance	(2.2)%	(0.7)%
Captive insurance premium income	(0.8)%	(0.9)%
Tax benefit from certain provisions of the CARES Act	(3.4)%	—%
Other, net	(0.7)%	(0.6)%
Effective tax rate	12.9%	16.9%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Commitments to extend credit:
Commercial loans	$99,330	50,235
Other loans
Fixed rate	24,518	4,431
Adjustable rate	9,360	1,199
Unused lines of credit:
Fixed rate	24,245	28,796
Adjustable rate	166,492	174,577
Unused overdraft protection amounts on demand and NOW accounts	16,288	16,304
Standby letters of credit	879	883
Total commitments	$341,112	276,425

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2020 totaled approximately $1,780,000.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2020
Balance at beginning of period	$857	(184)	673
Before reclassifications	2,658	—	2,658
Reclassifications	(175)	—	(175)
Balance at end of period	$3,340	(184)	3,156

2019
Balance at beginning of period	$(4,631)	(88)	(4,719)
Before reclassifications	2,475	—	2,475
Reclassifications	14	—	14
Balance at end of period	$(2,142)	(88)	(2,230)

Reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2020 and 2019 and the affected line items in the consolidated condensed statements of income were as follows (in thousands):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
	2020	2019
Realized gains (losses) from sales of debt securities, available-for-sale	$221	(18)	Net gains (losses) from sales of debt securities, available-for-sale
Income tax expense (benefit)	46	(4)	Provision for income taxes
Reclassification adjustment, net of taxes	$175	(14)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three-month period ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Qualified noncontributory defined benefit retirement plan	$270	256
401(k) plan	165	143

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$—	—
Interest cost	16	18
Amortization of unrecognized net loss	—	—
Net periodic pension cost	$16	18

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at March 31, 2020 and December 31, 2019 for the nonqualified defined benefit retirement plan consists of (in thousands):

	March 31, 2020	December 31, 2019
Net actuarial loss	$184	184
Past service cost	—	—
Total recognized, net of tax	$184	184

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at March 31, 2020 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.00 - $12.99	311	$12.60	1.9	311	$12.60	1.9

The following table summarizes stock option activity for the periods indicated:

	Three Months Ended March 31,
	2020			2019
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	9,904	$11.96		13,278	$11.98
Granted	—	—		—	—
Exercised	(9,593)	11.94		—	—
Expired	—	—		—	—
Outstanding, March 31,	311	12.60	—	13,278	11.98	68,593
Exercisable, March 31,	311	12.60	—	13,278	11.98	68,593
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Intrinsic value of options exercised	$46	—
Cash received from options exercised	115	—
Tax benefit realized from options exercised	5	—

No compensation costs related to option awards were recognized during 2020 or 2019.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	17,752	$18.03	16,958	$18.94
Granted	19,211	16.87	12,504	16.95
Vested	(3,818)	18.45	(2,795)	20.01
Forfeited	(3,550)	16.90	—	—
Outstanding, March 31,	29,595	$17.37	26,667	$17.89

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock expense	$33	70
Tax effect	7	15

Unrecognized compensation expense for restricted stock awards was $514,000 at March 31, 2020 and is expected to be recognized over a period of 4.9 years.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Earnings per Common Share (continued)

Earnings per share for the three months ended March 31, 2020 and 2019 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net income	$5,026	4,627
Less allocation of earnings and dividends to participating securities	11	8
Net income allocated to common shareholders	$5,015	4,619

Weighted average common shares outstanding, gross	12,955,672	13,307,865
Less average participating securities	29,595	24,231
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	12,926,077	13,283,634
Add dilutive effect of:
Stock options	1,589	3,704
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	12,927,666	13,287,338

Earnings per common share:
Basic	$0.39	0.35
Diluted	0.39	0.35

There were no anti-dilutive stock options outstanding at March 31, 2020 or 2019.

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

Debt Securities, Available-for-Sale
The majority of LCNB's financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income (loss). LCNB utilizes a pricing service for determining the fair values of its debt securities.  Methods and significant assumptions used to estimate fair value were as follows:

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$675	675	—	—
Mutual funds	34	34	—	—
Mutual funds measured at net asset value	1,327	1,327	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,409	2,409	—	—
U.S. Agency notes	22,703	—	22,703	—
U.S. Agency mortgage-backed securities	82,685	—	82,685	—
Municipal securities:
Non-taxable	13,368	—	13,368	—
Taxable	20,274	—	20,274	—
Total recurring fair value measurements	$143,475	4,445	139,030	—

Nonrecurring fair value measurements:
Impaired loans	$1,352	—	—	1,352
Other real estate owned and repossessed assets	—	—	—	—
Total nonrecurring fair value measurements	$1,352	—	—	1,352

December 31, 2019
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$967	967	—	—
Mutual funds	45	45	—	—
Mutual funds measured at net asset value	1,300	1,300	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,309	2,309	—	—
U.S. Agency notes	48,984	—	48,984	—
U.S. Agency mortgage-backed securities	84,406	—	84,406	—
Municipal securities:
Non-taxable	22,321	—	22,321	—
Taxable	19,980	—	19,980	—
Total recurring fair value measurements	$180,312	4,621	175,691	—

Nonrecurring fair value measurements:
Impaired loans	$2,840	—	—	2,840
Other real estate owned and repossessed assets	197	—	—	197
Total nonrecurring fair value measurements	$3,037	—	—	3,037

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2020 and December 31, 2019 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
March 31, 2020
Impaired loans	$728	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	624	Discounted cash flows	Discount rate	8.25%	4.50%	6.66%
Other real estate owned	—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2019
Impaired loans	$1,931	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	909	Discounted cash flows	Discount rate	8.25%	4.50%	6.83%
Other real estate owned	197	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)

Carrying amounts and estimated fair values of financial instruments as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
FINANCIAL ASSETS:
Cash and cash equivalents	$24,795	24,795	24,795	—	—
Debt securities, held-to-maturity	27,694	28,019	—	—	28,019
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,267,379	1,280,021	—	—	1,280,021
Accrued interest receivable	4,462	4,462	—	4,462	—

FINANCIAL LIABILITIES:
Deposits	1,345,872	1,351,382	1,028,564	322,818	—
Short-term borrowings	—	—		—	—
Long-term debt	35,996	37,008	—	37,008	—
Accrued interest payable	575	575	—	575	—

December 31, 2019
FINANCIAL ASSETS:
Cash and cash equivalents	$20,765	20,765	20,765	—	—
Debt securities, held-to-maturity	27,525	27,888	—	—	27,888
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,239,406	1,252,156	—	—	1,252,156
Accrued interest receivable	3,911	3,911	—	3,911	—

FINANCIAL LIABILITIES:
Deposits	1,348,280	1,352,061	1,004,057	348,004	—
Short-term borrowings	—	—	—	—	—
Long-term debt	40,994	41,487	—	41,487	—
Accrued interest payable	705	705	—	705	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at March 31, 2020 and December 31, 2019.

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

Forward Looking Statements

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions. Please refer to LCNB’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as its other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

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

2.
the significant risks and uncertainties for LCNB's business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios and other regulatory requirements, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its influence on financial markets, the effectiveness of LCNB's work from home arrangements and staffing levels in operational facilities, the impact of market participants on which LCNB relies and actions taken by governmental authorities and other third parties in response to the pandemic;

3.	LCNB’s ability to integrate recent and any future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;

4.	LCNB may incur increased loan charge-offs in the future;

5.	LCNB may face competitive loss of customers;

6.	changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

7.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;

8.	changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

9.	LCNB may experience difficulties growing loan and deposit balances;

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

13.	adverse weather events and natural disasters and global and/or national epidemics; and

14.
government intervention in the U.S. financial system, including the effects of legislative, tax, accounting, and regulatory actions and reforms, including the the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Coronavirus Update/Status
The coronavirus (COVID-19) pandemic has placed significant health, economic and other major pressure throughout the communities LCNB serves, the state of Ohio, the United States and the entire world. LCNB has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers, and shareholders that continue through the date of this report:

•
We have addressed the safety of our 35 branches, following the guidelines of the Center for Disease Control, by closing our lobbies in an effort to encourage use of mobile banking applications and our drive-thru facilities, while allowing access to the lobbies by appointment only and only when necessary;

•	We hold daily executive meetings to address issues that change rapidly;

•	We moved our Annual Shareholders’ Meeting, held on April 21, 2020, from a physical meeting to a virtual meeting;

•
We provided payment deferrals to over 500 loan customers with loans totaling approximately $369 million who were affected by COVID-19, provided such customers were not 30 days past due at December 31, 2019; and

•
We have chosen to participate in the CARES Act Paycheck Protection Program ("PPP") that will provide government guaranteed and potentially forgivable loans to applicants. The PPP is implemented by the Small Business Administration with support from the Department of the Treasury and provides small businesses with funds to pay up to eight weeks of payroll costs including benefits. Funds can also be used to pay interest on mortgages, rent, and utilities. Through April 30, 2020, we were able to assist over 300 small businesses and had funding for over $46 million of such loans. We believe these loans and our participation in the program is good for our customers, the employees who work for these companies, and the communities we serve.

LCNB continues to closely monitor this pandemic and expects to make future changes to respond to the pandemic as this situation continues to evolve.

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

Accounting for Intangibles.  LCNB’s intangible assets at March 31, 2020 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

Fair Value Accounting for Debt Securities. Debt securities classified as available-for-sale are carried at estimated fair value. Unrealized gains and losses, net of taxes, are reported as accumulated other comprehensive income or loss in shareholders' equity. Fair value is estimated using market quotations for U.S. Treasury investments. Fair value for the majority of the remaining available-for-sale securities is estimated using the discounted cash flow method for each security with discount rates based on rates observed in the market.

Results of Operations

Net income for the three months ended March 31, 2020 was $5,026,000 (total basic and diluted earnings per share of $0.39). This compares to net income of $4,627,000 (total basic and diluted earnings per share of $0.35) for the same three month period in 2019.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended March 31, 2020 vs. 2019
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2020 and 2019, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,252,554	$15,227	4.89%	$1,208,809	$14,538	4.88%
Interest-bearing demand deposits	5,480	31	2.28%	5,744	51	3.60%
Interest-bearing time deposits	—	—	—%	963	5	2.11%
Federal Reserve Bank stock	4,652	—	—%	4,652	—	—%
Federal Home Loan Bank stock	5,203	33	2.55%	4,845	73	6.11%
Investment securities:
Equity securities	4,313	30	2.80%	4,220	33	3.17%
Debt securities, taxable	146,954	950	2.60%	151,633	869	2.32%
Debt securities, non-taxable (2)	43,790	361	3.32%	99,768	689	2.80%
Total earnings assets	1,462,946	16,632	4.57%	1,480,634	16,258	4.45%
Non-earning assets	179,478			158,853
Allowance for loan losses	(3,938)			(4,074)
Total assets	$1,638,486			$1,635,413

Savings deposits	$679,092	486	0.29%	$700,708	661	0.38%
IRA and time certificates	320,651	1,631	2.05%	310,668	1,625	2.12%
Short-term borrowings	1,415	7	1.99%	23,235	219	3.82%
Long-term debt	38,325	254	2.67%	44,676	217	1.97%
Total interest-bearing liabilities	1,039,483	2,378	0.92%	1,079,287	2,722	1.02%
Demand deposits	347,027			332,153
Other liabilities	20,918			12,503
Capital	231,058			221,470
Total liabilities and capital	$1,638,486			$1,645,413
Net interest rate spread (3)			3.65%			3.43%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$14,254	3.92%		$13,536	3.71%
Ratio of interest-earning assets to interest-bearing liabilities	140.74%			137.19%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2020 as compared to the same period in 2019.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2020 vs. 2019 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$530	159	689
Interest-bearing demand deposits	(2)	(18)	(20)
Interest-bearing time deposits	(5)	—	(5)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	5	(45)	(40)
Investment securities:
Equity securities	1	(4)	(3)
Debt securities, taxable	(27)	108	81
Debt securities, non-taxable	(442)	114	(328)
Total interest income	60	314	374

Interest-bearing Liabilities:
Savings deposits	(20)	(155)	(175)
IRA and time certificates	51	(45)	6
Short-term borrowings	(141)	(71)	(212)
Long-term debt	(34)	71	37
Total interest expense	(144)	(200)	(344)
Net interest income	$204	514	718

Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2020 totaled $14,254,000, an increase of $718,000 from the comparable period in 2019.  Total interest income increased $374,000 and total interest expense decreased $344,000.

The $374,000 increase in total interest income was due primarily to a $689,000 increase in loan interest income caused by a $43.7 million increase in the average balance of LCNB's loan portfolio and by a 1 basis point (a basis point equals 0.01%) increase in the average rate earned on loans. Partially offsetting the increase in loan interest income was a $328,000 decrease in interest income from non-taxable debt securities. The decrease in interest income from non-taxable debt securities was due to a $56.0 million decrease in average non-taxable debt securities, partially offset by a 52 basis point increase in the average rate earned. Decreases in debt securities were invested in the loan portfolio and used to pay down short-term borrowings and long-term debt.

The $344,000 decrease in total interest expense was due to a $175,000 decrease in interest expense for savings deposits and a $212,000 decrease in interest expense for short-term borrowings. Interest expense for savings deposits decreased primarily due to a 9 basis point market-driven decrease in the average rate paid for these deposits and secondarily to a $21.6 million decrease in the average balance of these deposits. Interest expense for short-term borrowings decreased due to a $21.8 million decrease in average debt outstanding and to a 183 basis point decrease in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three months ended March 31, 2020 was $1,173,000, an increase of $1,278,000 when compared to a credit of $105,000 for the comparable period in 2019. The factors for current economic conditions for the 2020 period include the economic downturn caused by the COVID-19 pandemic, which accounted for about 67% of the increase. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three months ended March 31, 2020 was $210,000, as compared to a net recovery of $185,000 for the comparable period in 2019.

Non-Interest Income

A comparison of non-interest income for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Difference
Fiduciary income	$1,103	1,034	69
Service charges and fees on deposit accounts	1,295	1,308	(13)
Net gains (losses) from sales of debt securities, available-for-sale	221	(18)	239
Bank owned life insurance income	601	182	419
Gains from sales of loans	120	29	91
Other operating income	499	237	262
Total non-interest income	$3,839	2,772	1,067

Reasons for changes include:

•
Net gains (losses) from sales of available-for-sale debt securities increased due to market valuations at the times of sales, as the volume of debt securities sold during the 2020 period was less than that for the 2019 period.

•
Bank owned life insurance income increased due to $12.0 million of new policies purchased at the beginning of the third quarter 2019 and to a mortality benefit recognized during the first quarter 2020.

•	Other operating income increased primarily due to net gains realized from the sale of equity security investments.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Difference
Salaries and employee benefits	$6,768	6,162	606
Equipment expenses	287	266	21
Occupancy expense, net	682	763	(81)
State financial institutions tax	436	438	(2)
Marketing	177	302	(125)
Amortization of intangibles	260	257	3
FDIC insurance premiums (credit), net	(1)	126	(127)
Contracted services	402	464	(62)
Other real estate owned	(10)	3	(13)
Merger-related expenses	—	67	(67)
Other non-interest expense	2,071	1,852	219
Total non-interest expense	$11,072	10,700	372

Reasons for changes include:

•
Salaries and employee benefits increased 9.8% primarily due to salary and wage increases and newly hired employees, including additional business development positions. An increase in health insurance costs also contributed to the increase in salaries and employee benefits.

•	Marketing decreased primarily due to a realignment of the marketing strategy within LCNB.

•
FDIC insurance premiums (credit), net for the 2020 period reflects a Small Bank Assessment Credit received from the FDIC because the Deposit Insurance Fund was above the mandated 1.35% level. LCNB has used the substantial portion of the credit and anticipates quarterly premium payments will resume in the second quarter 2020.

•	Other non-interest expense increased due to smaller net increases in a variety of accounts.

Income Taxes

LCNB's effective tax rate for the three months ended March 31, 2020 was 12.9%, compared to 16.9% for the three months ended March 31, 2019.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. A one-time tax benefit recognized as a result of certain provisions in the Coronavirus Aid, Relief, & Economic Security ("CARES") Act passed by Congress and signed by President Trump during the first quarter 2020 also contributed to the difference during the 2020 period.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at March 31, 2020 and December 31, 2019 is as follows (dollars in thousands):

	March 31, 2020	December 31, 2019	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$24,795	$20,765	$4,030	19.41%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,036	2,312	(276)	(11.94)%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	141,439	178,000	(36,561)	(20.54)%
Debt securities, held-to-maturity, at cost	27,694	27,525	169	0.61%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	5,203	5,203	—	—%
Loans, net	1,267,379	1,239,406	27,973	2.26%
Premises and equipment, net	35,017	34,787	230	0.66%
Operating lease right-of-use assets	5,621	5,444	177	3.25%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	3,751	4,006	(255)	(6.37)%
Bank owned life insurance	41,309	41,667	(358)	(0.86)%
Other assets	16,064	14,221	1,843	12.96%
Total assets	$1,636,280	$1,639,308	$(3,028)	(0.18)%

LIABILITIES:
Deposits:
Non-interest-bearing	$342,442	$354,391	$(11,949)	(3.37)%
Interest-bearing	1,003,430	993,889	9,541	0.96%
Total deposits	1,345,872	1,348,280	(2,408)	(0.18)%
Long-term debt	35,996	40,994	(4,998)	(12.19)%
Operating leases liability	5,659	5,446	213	3.91%
Accrued interest and other liabilities	15,275	16,540	(1,265)	(7.65)%
Total liabilities	1,402,802	1,411,260	(8,458)	(0.60)%

TOTAL SHAREHOLDERS' EQUITY	233,478	228,048	5,430	2.38%
Total liabilities and shareholders' equity	$1,636,280	$1,639,308	$(3,028)	(0.18)%

Reasons for changes include:

•
Debt securities, available-for-sale, decreased due to sales of securities with a total book value of $8.6 million and maturities and calls of securities totaling $31.0 million. These decreases were partially offset by a net increase in fair values totaling $3.1 million. The net funds received were invested in the loan portfolio and used to help pay down long-term debt.

•
Net loans increased due to organic growth in the loan portfolio. Most of the growth occurred in the commercial and industrial and commercial real estate portfolios, slightly offset by a decrease in the residential real estate portfolio.

•	Premises and equipment, net increased due primarily to Main Office remodeling costs, partially offset by depreciation expense.

•	Core deposit and other intangibles decreased due to amortization of core deposit intangibles.

•	Bank owned life insurance decreased due to a mortality claim recognized during the first quarter 2020.

•	Non-interest-bearing deposits decreased due to a decrease in business demand deposit accounts, slightly offset by an increase in personal demand deposit accounts.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Interest-bearing deposits increased primarily due to increases in NOW and savings accounts, partially offset by decreases in IRA and time certificates.

•	Long-term debt decreased due to payoffs of matured debt. There were no new borrowings during the three months ended March 31, 2020.

•
Total shareholders' equity increased primarily due to earnings retained during the first three months of 2020 and to a $2.5 million increase in accumulated other comprehensive income (loss), net of taxes caused by market-driven increases in the fair value of LCNB's debt security investments. These increases were partially offset by dividends paid to shareholders.

At each reporting date between annual goodwill impairment tests, LCNB management considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, management assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered included the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of LCNB’s stock and other relevant events. Management further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed.  At the conclusion of the assessment, management determined that, as of March 31, 2020, it was more likely than not that fair value exceeded carrying value. Management will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

Regulatory Capital

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. It may be used beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the March 31, 2020 regulatory capital calculations.

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Regulatory Capital:
Shareholders' equity	$229,573	$222,065
Goodwill and other intangibles	(62,485)	(62,744)
Accumulated other comprehensive (income) loss	(3,156)	(673)
Tier 1 risk-based capital	163,932	158,648
Eligible allowance for loan losses	5,008	4,045
Total risk-based capital	$168,940	$162,693
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.44%	12.21%
Tier 1 Capital to risk-weighted assets	12.44%	12.21%
Total Capital to risk-weighted assets	12.82%	12.52%
Leverage	10.43%	10.06%

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

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, as well as meeting LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, short-term line of credit arrangements with two correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios.

Total remaining borrowing capacity with the Federal Home Loan Bank at March 31, 2020 was approximately $93.4 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its borrowing capacity by purchasing additional FHLB stock. In addition, additional borrowings of approximately $55.0 million were available through the line of credit arrangements at March 31, 2020.

On April 9, 2020, the Federal Reserve established the Paycheck Protection Program Liquidity Facility ("PPPLF") to bolster the effectiveness of the Small Business Administration’s Paycheck Protection Program. The PPPLF will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. LCNB management has decided not to currently use the PPPLF as a source of liquidity, as other sources of liquidity are believed to be adequate at this time.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2020 IRSA indicates that an increase in interest rates will have a positive effect on NII and a 100 basis point decrease in interest rates will also have a positive effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$58,229	2,204	3.93%
Up 300	57,628	1,603	2.86%
Up 200	57,066	1,041	1.86%
Up 100	56,501	476	0.85%
Base	56,025	—	—%
Down 100	56,144	119	0.21%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2020 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a 100 basis point decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$192,424	(42,504)	(18.09)%
Up 300	202,506	(32,422)	(13.80)%
Up 200	212,718	(22,210)	(9.45)%
Up 100	221,568	(13,360)	(5.69)%
Base	234,928	—	—%
Down 100	266,165	31,237	13.30%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2020, LCNB's disclosure controls and procedures were effective.

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

The disclosures below supplement the risk factors previously disclosed under Item 1A. of LCNB’s 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of
COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance.

Further, Ohio Governor Mike DeWine issued a Stay-at-Home Order, effective 11:59 p.m. on March 23, 2020, in the interest of protecting the state's citizens and ordered non-essential businesses to close. Banks are a designated essential business and LCNB is continuing operations. As a result of the order though, many of LCNB's commercial borrowers have been required to cease or curtail operations or may be facing operational issues, such as supply chain disruptions and decreased sales.   Some businesses may not be able to survive.  Many home mortgage and consumer borrowers are suddenly unemployed or working reduced hours. LCNB expects that it will need to make short-term modifications to a number of loans to help borrowers through this period, but the eventual number of modifications that will be required or their impact on LCNB's financial results cannot be estimated at this time.  Likewise, the pandemic’s effect on LCNB’s allowance for loan losses and provision for loan losses cannot be estimated at this time.

During March 2020, The Federal Reserve's Open Market Committee reduced its benchmark federal funds rate by a total of 150 basis points in response to the risks the pandemic poses to the economy. This rate influences other rates, including the prime rate and rates charged for home mortgage loans. Many of LCNB's commercial loans and most of its home equity loans are indexed to the prime rate. The future effect these reductions will have on LCNB's loan interest income cannot be estimated at this time.

Economic turmoil associated with the pandemic had wide-ranging and severe impacts upon financial markets, including stock and bond markets, during the first quarter 2020. Fees for trust and brokerage accounts serviced for clients is predominantly based on the market value of such funds. A general decline in market valuations will decrease the fees LCNB collects for servicing these accounts. In addition, LCNB's investments in equity securities are carried at fair value, with changes in fair value recognized in other operating income in the consolidated statements of income. Debt securities classified as "available-for-sale" are carried at fair value, with changes in fair value recorded in other comprehensive income, a separate component of shareholders' equity. Future pandemic effects on trust and brokerage accounts, LCNB's equity and debt investments, and the resulting effects on LCNB's income and equity cannot be estimated at this time.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the U.S. economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

There were no repurchases under the Program during the three months ended March 31, 2020. A maximum number of 100,000 shares may yet be purchased under the Program.

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

3.2	Code of Regulations of LCNB Corp. – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).

4.1	Description of Registrant's Securities - incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2019 Exhibit 4.1.

10.1	LCNB Corp. Ownership Incentive Plan – incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).

10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292)

10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan – incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.

10.4	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 7, 2020	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

May 7, 2020	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer