Form 10-Q
period 2020-06-30
LCNB CORP
filed 2020-08-06
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
          ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 4, 2020 was 12,976,074 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Cash and due from banks	$18,520	17,019
Interest-bearing demand deposits	24,216	3,746
Total cash and cash equivalents	42,736	20,765
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,163	2,312
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	153,529	178,000
Debt securities, held-to-maturity, at cost	27,237	27,525
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	5,203	5,203
Loans, net	1,330,422	1,239,406
Premises and equipment, net	35,383	34,787
Operating lease right-of-use assets	5,532	5,444
Goodwill	59,221	59,221
Core deposit and other intangibles, net	3,558	4,006
Bank owned life insurance	41,596	41,667
Interest receivable	8,215	3,926
Other assets	13,786	10,295
TOTAL ASSETS	$1,735,332	1,639,308

LIABILITIES:
Deposits:
Noninterest-bearing	$431,697	354,391
Interest-bearing	1,007,224	993,889
Total deposits	1,438,921	1,348,280
Long-term debt	33,998	40,994
Operating lease liabilities	5,558	5,446
Accrued interest and other liabilities	19,808	16,540
TOTAL LIABILITIES	1,498,285	1,411,260

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,150,906 and 14,111,810 shares at June 30, 2020 and December 31, 2019, respectively; outstanding 12,975,879 and 12,936,783 shares at June 30, 2020 and December 31, 2019, respectively	142,181	141,791
Retained earnings	109,845	104,431
Treasury shares at cost, 1,175,027 shares at June 30, 2020 and December 31, 2019	(18,847)	(18,847)
Accumulated other comprehensive income, net of taxes	3,868	673
TOTAL SHAREHOLDERS' EQUITY	237,047	228,048
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,735,332	1,639,308

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet as of that date.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans	$14,822	14,662	$30,049	29,200
Dividends on equity securities:
With a readily determinable fair value	13	15	27	32
Without a readily determinable fair value	12	16	28	32
Interest on debt securities:
Taxable	667	933	1,617	1,802
Non-taxable	254	417	539	961
Interest on interest-bearing time deposits	—	3	—	8
Other investments	189	282	253	406
TOTAL INTEREST INCOME	15,957	16,328	32,513	32,441

INTEREST EXPENSE:
Interest on deposits	1,732	2,464	3,849	4,750
Interest on short-term borrowings	—	2	7	221
Interest on long-term debt	227	272	481	489
TOTAL INTEREST EXPENSE	1,959	2,738	4,337	5,460
NET INTEREST INCOME	13,998	13,590	28,176	26,981
PROVISION (CREDIT) FOR LOAN LOSSES	16	54	1,189	(51)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	13,982	13,536	26,987	27,032

NON-INTEREST INCOME:
Fiduciary income	1,201	1,058	2,304	2,092
Service charges and fees on deposit accounts	1,237	1,497	2,532	2,805
Net gains (losses) from sales of debt securities, available-for-sale	—	1	221	(17)
Bank owned life insurance income	287	183	888	365
Gains from sales of loans	317	64	437	93
Other operating income	277	195	776	432
TOTAL NON-INTEREST INCOME	3,319	2,998	7,158	5,770

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,648	6,243	13,416	12,405
Equipment expenses	289	278	576	544
Occupancy expense, net	723	744	1,405	1,507
State financial institutions tax	420	436	856	874
Marketing	258	297	435	599
Amortization of intangibles	260	260	520	517
FDIC insurance premiums (credit), net	31	112	30	238
Contracted services	475	475	877	939
Other real estate owned	1	48	(9)	51
Merger-related expenses	—	20	—	87
Other non-interest expense	2,011	1,920	4,082	3,772
TOTAL NON-INTEREST EXPENSE	11,116	10,833	22,188	21,533
INCOME BEFORE INCOME TAXES	6,185	5,701	11,957	11,269
PROVISION FOR INCOME TAXES	1,128	973	1,874	1,914
NET INCOME	$5,057	4,728	$10,083	9,355

Dividends declared per common share	$0.18	0.17	$0.36	0.34
Earnings per common share:
Basic	$0.39	0.36	$0.78	0.71
Diluted	0.39	0.36	0.78	0.71
Weighted average common shares outstanding:
Basic	12,940,975	13,192,691	12,933,528	13,237,909
Diluted	12,941,001	13,196,665	12,934,158	13,241,752

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,057	4,728	$10,083	9,355
Other comprehensive income:
Net unrealized gains on available-for-sale debt securities (net of taxes of $190 and $577 for the three months ended June 30, 2020 and 2019, respectively, and $896 and $1,236 for the six months ended June 30, 2020 and 2019, respectively)	711	2,178	3,369	4,653
Reclassification adjustment for net realized (gains) losses on sales of available-for-sale debt securities included in net income (net of taxes of $- and $- for the three months ended June 30, 2020 and 2019, respectively, and $46 and $4 for the six months ended June 30, 2020 and 2019, respectively)	—	(1)	(175)	13
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $- and $- for the three and six months ended June 30, 2020, respectively)	1	—	1	—
Other comprehensive income, net of tax	712	2,177	3,195	4,666
TOTAL COMPREHENSIVE INCOME	$5,769	6,905	$13,278	14,021

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three Months Ended June 30, 2020
Balance at March 31, 2020	12,969,076	$142,046	107,123	(18,847)	3,156	233,478
Net income			5,057			5,057
Other comprehensive income, net of taxes					712	712
Dividend Reinvestment and Stock Purchase Plan	6,803	101				101
Compensation expense relating to restricted stock	—	34				34
Common stock dividends, $0.18 per share			(2,335)			(2,335)
Balance at June 30, 2020	12,975,879	$142,181	109,845	(18,847)	3,868	237,047

Six Months Ended June 30, 2020
Balance at December 31, 2019	12,936,783	$141,791	104,431	(18,847)	673	228,048
Net income			10,083			10,083
Other comprehensive income, net of taxes					3,195	3,195
Dividend Reinvestment and Stock Purchase Plan	13,842	208				208
Exercise of stock options	9,593	115				115
Compensation expense relating to restricted stock	15,661	67				67
Common stock dividends, $0.36 per share			(4,669)			(4,669)
Balance at June 30, 2020	12,975,879	$142,181	109,845	(18,847)	3,868	237,047

Three Months Ended June 30, 2019
Balance at March 31, 2019	13,314,148	$141,349	96,912	(12,013)	(2,230)	224,018
Net income			4,728			4,728
Other comprehensive income, net of taxes					2,177	2,177
Dividend Reinvestment and Stock Purchase Plan	6,491	109				109
Treasury shares purchased	(342,085)			(5,841)		(5,841)
Compensation expense relating to restricted stock	—	21				21
Common stock dividends, $0.17 per share			(2,240)			(2,240)
Balance at June 30, 2019	12,978,554	$141,479	99,400	(17,854)	(53)	222,972

Six Months Ended June 30, 2019
Balance at December 31, 2018	13,295,276	$141,170	94,547	(12,013)	(4,719)	218,985
Net income			9,355			9,355
Other comprehensive income, net of taxes					4,666	4,666
Dividend Reinvestment and Stock Purchase Plan	12,859	218				218
Treasury shares purchased	(342,085)			(5,841)		(5,841)
Compensation expense relating to restricted stock	12,504	91				91
Common stock dividends, $0.34 per share			(4,502)			(4,502)
Balance at June 30, 2019	12,978,554	$141,479	99,400	(17,854)	(53)	222,972

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,083	9,355
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	936	1,594
Provision (credit) for loan losses	1,189	(51)
Deferred income tax provision	126	237
Increase in cash surrender value of bank owned life insurance	(571)	(365)
Bank owned life insurance mortality benefits in excess of cash surrender value	(317)	—
Realized gain from equity securities	(453)	(147)
Realized (gain) loss from sales of debt securities, available-for-sale	(221)	17
Realized (gain) loss from sales of premises and equipment	(50)	2
Realized (gain) loss from sales and impairment of other real estate owned and repossessed assets	(11)	47
Origination of mortgage loans for sale	(16,551)	(4,475)
Realized gains from sales of loans	(437)	(93)
Proceeds from sales of mortgage loans	16,821	4,527
Compensation expense related to restricted stock	67	91
Changes in:
Accrued income receivable	(4,444)	(331)
Other assets	(3,529)	(619)
Other liabilities	2,293	(1,539)
TOTAL ADJUSTMENTS	(5,152)	(1,105)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	4,931	8,250
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	646	332
Proceeds from sales of debt securities, available-for-sale	8,786	50,302
Proceeds from maturities and calls of debt securities:
Available-for-sale	39,560	7,116
Held-to-maturity	1,773	2,411
Purchases of equity securities	(44)	(352)
Purchases of debt securities:
Available-for-sale	(20,002)	(12,301)
Held-to-maturity	(1,485)	(6,033)
Proceeds from maturities of interest-bearing time deposits	—	498
Proceeds from redemption of Federal Reserve Bank stock	—	1
Purchase of Federal Home Loan Bank stock	—	(358)
Net increase in loans	(91,276)	(31,126)
Proceeds from bank owned life insurance mortality benefits	958	—
Proceeds from sale of other real estate owned and repossessed assets	208	—
Purchases of premises and equipment	(1,604)	(1,227)
Proceeds from sale of premises and equipment	225	2
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(62,255)	9,265
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	90,641	57,040
Net decrease in short-term borrowings	—	(56,230)
Principal payments on long-term debt	(7,000)	(5,055)
Proceeds from issuance of common stock	36	27
Repurchase of common stock	—	(5,841)
Proceeds from exercise of stock options	115	—
Cash dividends paid on common stock	(4,497)	(4,311)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	79,295	(14,370)
NET CHANGE IN CASH AND CASH EQUIVALENTS	21,971	3,145
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,765	20,040
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,736	23,185

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	4,466	5,161
Income taxes paid	—	963
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	—	—

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

Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2019 Annual Report on Form 10-K filed with the SEC.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2020
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,271	138	—	2,409
U.S. Agency notes	28,378	905	2	29,281
U.S. Agency mortgage-backed securities	87,116	3,022	5	90,133
Municipal securities:
Non-taxable	12,718	236	—	12,954
Taxable	17,918	834	—	18,752
	$148,401	5,135	7	153,529

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$23,732	485	—	24,217
Taxable	3,505	1	192	3,314
	$27,237	486	192	27,531

December 31, 2019
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,273	36	—	2,309
U.S. Agency notes	48,745	273	34	48,984
U.S. Agency mortgage-backed securities	83,977	672	243	84,406
Municipal securities:
Non-taxable	22,174	161	14	22,321
Taxable	19,746	269	35	19,980
	$176,915	1,411	326	178,000

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$24,300	343	5	24,638
Taxable	3,225	25	—	3,250
	$27,525	368	5	27,888

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at June 30, 2020 and December 31, 2019, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Available-for-Sale:
U.S. Agency notes	$2,322	2	—	—
U.S. Agency mortgage-backed securities	5,855	5	—	—
	$8,177	7	—	—

Held-to-Maturity:
Municipal securities:
Non-taxable	$650	—	36	—
Taxable	3,032	192	—	—
	$3,682	192	36	—

December 31, 2019
Available-for-Sale:
U.S. Agency notes	$3,586	11	11,939	23
U.S. Agency mortgage-backed securities	10,555	10	19,233	233
Municipal securities:
Non-taxable	2,631	2	1,257	12
Taxable	5,067	35	450	—
	$21,839	58	32,879	268

Held-to-Maturity:
Municipal securities:
Non-taxable	$54	—	2,660	5
	$54	—	2,660	5

Management has determined that the unrealized losses at June 30, 2020 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Contractual maturities of debt securities at June 30, 2020 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,782	10,854	2,238	2,246
Due from one to five years	30,513	31,438	7,254	7,309
Due from five to ten years	19,990	21,104	2,243	2,269
Due after ten years	—	—	15,502	15,707
	61,285	63,396	27,237	27,531
U.S. Agency mortgage-backed securities	87,116	90,133	—	—
	$148,401	153,529	27,237	27,531

Debt securities with a market value of $132,062,000 and $123,009,000 at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities, available-for-sale, for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$—	28,496	8,786	50,302
Gross realized gains	—	70	221	128
Gross realized losses	—	69	—	145

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at June 30, 2020 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,384	1,385	1,371	1,345
Equity securities	685	778	741	967
Total equity securities with a readily determinable fair value	$2,069	2,163	2,112	2,312

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net gains recognized	$453	147
Net realized gains (losses) on equity securities sold	559	(6)
Net unrealized gains (losses) recognized and still held at period end	$(106)	153

Note 3 - Loans

Major classifications of loans at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Commercial and industrial	$125,492	78,306
Commercial, secured by real estate	833,286	804,953
Residential real estate	334,349	322,533
Consumer	32,859	25,232
Agricultural	11,071	11,509
Other loans, including deposit overdrafts	283	1,193
Loans, gross	1,337,340	1,243,726
Deferred origination fees, net	(1,902)	(275)
Loans, net of deferred origination fees	1,335,438	1,243,451
Less allowance for loan losses	5,016	4,045
Loans, net	$1,330,422	1,239,406

Non-accrual, past-due, and accruing restructured loans as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Non-accrual loans:
Commercial and industrial	$702	—
Commercial, secured by real estate	$2,659	2,467
Residential real estate	—	743
Agricultural	515	—
Total non-accrual loans	3,876	3,210
Past-due 90 days or more and still accruing	38	—
Total non-accrual and past-due 90 days or more and still accruing	3,914	3,210
Accruing restructured loans	3,738	6,609
Total	$7,652	9,819

.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended June 30, 2020
Balance, beginning of period	$633	3,574	629	129	39	4	5,008
Provision (credit) charged to expenses	72	(109)	68	(10)	(13)	8	16
Losses charged off	(14)	—	—	(3)	—	(27)	(44)
Recoveries	—	—	—	17	—	19	36
Balance, end of period	$691	3,465	697	133	26	4	5,016

Six Months Ended June 30, 2020
Balance, beginning of year	$456	2,924	528	99	34	4	4,045
Provision (credit) charged to expenses	231	811	99	31	(8)	25	1,189
Losses charged off	(14)	(270)	(3)	(15)	—	(63)	(365)
Recoveries	18	—	73	18	—	38	147
Balance, end of period	$691	3,465	697	133	26	4	5,016

Three Months Ended June 30, 2019
Balance, beginning of period	$451	2,858	693	77	41	6	4,126
Provision (credit) charged to expenses	46	(131)	107	9	(3)	26	54
Losses charged off	—	(7)	(35)	(10)	—	(43)	(95)
Recoveries	—	—	8	5	—	14	27
Balance, end of period	$497	2,720	773	81	38	3	4,112

Six Months Ended June 30, 2019
Balance, beginning of year	$400	2,745	767	87	46	1	4,046
Provision (credit) charged to expenses	97	(74)	(88)	(22)	(8)	44	(51)
Losses charged off	—	(7)	(68)	(10)	—	(74)	(159)
Recoveries	—	56	162	26	—	32	276
Balance, end of period	$497	2,720	773	81	38	3	4,112

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
June 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$9	8	12	—	—	—	29
Collectively evaluated for impairment	682	3,457	685	133	26	4	4,987
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$691	3,465	697	133	26	4	5,016

Loans:
Individually evaluated for impairment	$914	5,327	704	10	—	—	6,955
Collectively evaluated for impairment	122,682	824,816	331,446	32,986	11,091	59	1,323,080
Acquired credit impaired loans	440	2,162	2,577	—	—	224	5,403
Balance, end of period	$124,036	832,305	334,727	32,996	11,091	283	1,335,438

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$6	272	17	—	—	—	295
Collectively evaluated for impairment	450	2,652	511	99	34	4	3,750
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$456	2,924	528	99	34	4	4,045

Loans:
Individually evaluated for impairment	$230	7,432	949	27	—	—	8,638
Collectively evaluated for impairment	77,430	793,191	319,188	25,328	11,523	930	1,227,590
Acquired credit impaired loans	711	3,531	2,718	—	—	263	7,223
Balance, end of period	$78,371	804,154	322,855	25,355	11,523	1,193	1,243,451

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The risk characteristics of LCNB's material loan portfolio segments were as follows:

Commercial and Industrial Loans. LCNB’s commercial and industrial loan portfolio consists of loans for various purposes, including loans to fund working capital requirements (such as inventory and receivables financing) and purchases of machinery and equipment.  LCNB offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans, and lines of credit.  Commercial and industrial loans can have a fixed or variable rate, with maturities ranging from one to ten years.  Commercial and industrial loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. Commercial and industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business.  Collateral, when obtained, may include liens on furniture, fixtures, equipment, inventory, receivables, or other assets.  As a result, such loans involve complexities, variables, and risks that require thorough underwriting and more robust servicing than other types of loans.

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
(Unaudited)
(Continued)

Note 3 – Loans (continued)

LCNB uses a risk-rating system to quantify loan quality.  A loan is assigned to a risk category based on relevant information about the ability of the borrower to service the debt including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends.  The categories used are:

•Pass – loans categorized in this category are higher quality loans that do not fit any of the other categories described below.
•Other Assets Especially Mentioned ("OAEM") – loans in this category are currently protected but are potentially weak. These loans constitute a risk but not to the point of justifying a classification of substandard.  The credit risk may be relatively minor yet constitute an undue risk in light of the circumstances surrounding a specific asset.
•Substandard – loans in this category are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the possibility that LCNB will sustain some loss if the deficiencies are not corrected.
•Doubtful – loans classified in this category have all the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

A breakdown of the loan portfolio by credit quality indicators at June 30, 2020 and December 31, 2019 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2020
Commercial & industrial	$122,460	—	1,576	—	124,036
Commercial, secured by real estate	812,165	2,531	17,609	—	832,305
Residential real estate	329,927	2,094	2,706	—	334,727
Consumer	32,993	—	3	—	32,996
Agricultural	11,073	—	18	—	11,091
Other	283	—	—	—	283
Total	$1,308,901	4,625	21,912	—	1,335,438

December 31, 2019
Commercial & industrial	$76,236	233	1,902	—	78,371
Commercial, secured by real estate	789,319	3,007	11,828	—	804,154
Residential real estate	319,075	267	3,513	—	322,855
Consumer	25,342	—	13	—	25,355
Agricultural	11,523	—	—	—	11,523
Other	1,193	—	—	—	1,193
Total	$1,222,688	3,507	17,256	—	1,243,451

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at June 30, 2020 and December 31, 2019 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
June 30, 2020
Commercial & industrial	$—	—	—	—	124,036	124,036	—
Commercial, secured by real estate	1	—	1,600	1,601	830,704	832,305	—
Residential real estate	302	169	341	812	333,915	334,727	38
Consumer	2	1	—	3	32,993	32,996	—
Agricultural	—	—	—	—	11,091	11,091	—
Other	59	—	—	59	224	283	—
Total	$364	170	1,941	2,475	1,332,963	1,335,438	38

December 31, 2019
Commercial & industrial	$283	—	—	283	78,088	78,371	—
Commercial, secured by real estate	339	—	1,171	1,510	802,644	804,154	—
Residential real estate	1,573	260	423	2,256	320,599	322,855	—
Consumer	27	9	—	36	25,319	25,355	—
Agricultural	—	—	—	—	11,523	11,523	—
Other	930	—	—	930	263	1,193	—
Total	$3,152	269	1,594	5,015	1,238,436	1,243,451	—

Impaired loans, including acquired credit impaired loans, at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$1,142	1,460	—	711	1,253	—
Commercial, secured by real estate	5,703	6,352	—	8,625	9,373	—
Residential real estate	2,963	3,418	—	3,118	3,651	—
Consumer	7	7	—	10	10	—
Agricultural	—	—	—	—	—	—
Other	224	349	—	263	392	—
Total	$10,039	11,586	—	12,727	14,679	—

With an allowance recorded:
Commercial & industrial	$212	212	8	230	235	6
Commercial, secured by real estate	1,786	2,001	8	2,338	2,485	272
Residential real estate	318	318	12	549	549	17
Consumer	3	3	—	17	17	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$2,319	2,534	28	3,134	3,286	295

Total:
Commercial & industrial	$1,354	1,672	8	941	1,488	6
Commercial, secured by real estate	7,489	8,353	8	10,963	11,858	272
Residential real estate	3,281	3,736	12	3,667	4,200	17
Consumer	10	10	—	27	27	—
Agricultural	—	—	—	—	—	—
Other	224	349	—	263	392	—
Total	$12,358	14,120	28	15,861	17,965	295

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$1,219	18	851	8
Commercial, secured by real estate	5,981	196	17,250	330
Residential real estate	3,026	56	3,652	52
Consumer	8	—	12	—
Agricultural	—	—	—	—
Other	247	7	322	9
Total	$10,481	277	22,087	399

With an allowance recorded:
Commercial & industrial	$216	5	267	4
Commercial, secured by real estate	1,786	11	144	2
Residential real estate	323	5	796	—
Consumer	3	—	21	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$2,328	21	1,228	6

Total:
Commercial & industrial	$1,435	23	1,118	12
Commercial, secured by real estate	7,767	207	17,394	332
Residential real estate	3,349	61	4,448	52
Consumer	11	—	33	—
Agricultural	—	—	—	—
Other	247	7	322	9
Total	$12,809	298	23,315	405

Six Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$1,227	289	876	9
Commercial, secured by real estate	7,172	530	17,830	527
Residential real estate	3,162	149	3,719	108
Consumer	14	1	13	1
Agricultural	—	—	—	—
Other	252	15	327	18
Total	$11,827	984	22,765	663

With an allowance recorded:
Commercial & industrial	$221	8	264	8
Commercial, secured by real estate	1,799	21	147	3
Residential real estate	327	10	762	10
Consumer	4	—	21	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$2,351	39	1,194	21

Total:
Commercial & industrial	$1,448	297	1,140	17
Commercial, secured by real estate	8,971	551	17,977	530
Residential real estate	3,489	159	4,481	118
Consumer	18	1	34	1
Agricultural	—	—	—	—
Other	252	15	327	18
Total	$14,178	1,023	23,959	684

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Of the interest income recognized on impaired loans during the six months ended June 30, 2020 and 2019, approximately $10,000 and $0, respectively, were recognized on a cash basis.

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

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	2020			2019
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended June 30,
Commercial and industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	—	—	$—	—

Six Months Ended June 30,
Commercial and industrial	1	$4	$5	—	$—	$—
Commercial, secured by real estate	—	—	—	2	258	258
Residential real estate	—	—	—	2	54	54
Consumer	—	—	—	—	—	—
Total	1	$4	$5	4	$312	$312

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the six months ended June 30, 2020 and 2019 and that remained in default at period end.

Information concerning loans that were modified during the six months ended June 30, 2020 and 2019 and that were determined to be troubled debt restructurings follows (in thousands):

	2020	2019
Impaired loans without a valuation allowance	$3	312
Impaired loans with a valuation allowance	—	—

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under FASB Accounting Standards Codification ("ASC") Subtopic 310-40 in certain circumstances (“Section 4013”). To be eligible under Section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. As of June 30, 2020, LCNB has not made the election under the CARES Act.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2020, the unpaid principal balance of loans modified using the guidance in the interagency statement totaled $384,324,000.

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at June 30, 2020 and December 31, 2019 were approximately $100,189,000 and $93,596,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at June 30, 2020 was $231,000.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides at June 30, 2020 and December 31, 2019 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2020	December 31, 2019
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$3	5
Commercial, secured by real estate	—	792
Residential real estate	456	551
Other loans, including deposit overdrafts	—	—
Loans, gross	459	1,348
Less allowance for loan losses	—	—
Loans, net	$459	1,348

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$299	423
Commercial, secured by real estate	648	815
Residential real estate	660	685
Other loans, including deposit overdrafts	224	263
Loans, gross	1,831	2,186
Less allowance for loan losses	—	—
Loans, net	$1,831	2,186

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	824	1,219
Residential real estate	90	100
Other loans, including deposit overdrafts	—	—
Loans, gross	914	1,319
Less allowance for loan losses	—	—
Loans, net	$914	1,319

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$138	283
Commercial, secured by real estate	690	705
Residential real estate	1,371	1,382
Other loans, including deposit overdrafts	—	—
Loans, gross	2,199	2,370
Less allowance for loan losses	—	—
Loans, net	$2,199	2,370

Total
Commercial & industrial	$440	711
Commercial, secured by real estate	2,162	3,531
Residential real estate	2,577	2,718
Other loans, including deposit overdrafts	224	263
Loans, gross	5,403	7,223
Less allowance for loan losses	—	—
Loans, net	$5,403	7,223

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Outstanding balance	$6,686	9,139
Carrying amount	5,403	7,223

Activity during the three and six months ended June 30, 2020 and 2019 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accretable discount at beginning of period	$318	719	480	743
Reclassification from nonaccretable discount to accretable discount	29	59	362	59
Disposals	—	—	—	1
Accretion	(143)	(152)	(638)	(177)
Accretable discount at end of period	$204	626	204	626

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Affordable housing tax credit investment	$10,000	7,000
Less amortization	1,073	810
Net affordable housing tax credit investment	$8,927	6,190

Unfunded commitment	$7,244	4,596

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 10.5 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the six months ended June 30, 2020 and 2019 (in thousands):

	2020	2019
Tax credits and other tax benefits recognized	$538	168
Tax credit amortization expense included in provision for income taxes	263	91

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Borrowings

Borrowings at June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
FHLB long-term advances	$33,998	2.68%	$40,994	2.55%
	$33,998	2.68%	$40,994	2.55%

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $299 million and $283 million at June 30, 2020 and December 31, 2019, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings. Total remaining borrowing capacity at June 30, 2020 was approximately $70.6 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Note 7 - Leases

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and six months ended June 30, 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$148	140	301	280
Short-term lease expense	15	14	27	26
Variable lease expense	4	3	7	5
Other	5	(2)	6	3
Total lease expense	$172	155	341	314

Other information related to leases at June 30, 2020 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$291
Right-of-use assets obtained in exchange for new operating lease liabilities	$313
Weighted average remaining lease term in years for operating leases	37.8
Weighted average discount rate for operating leases	3.65%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.8)%	(1.5)%	(0.9)%	(1.7)%
Tax exempt income on bank owned life insurance	(1.0)%	(0.7)%	(1.6)%	(0.7)%
Captive insurance premium income	(0.7)%	(0.9)%	(0.7)%	(0.9)%
Tax benefit from certain provisions of the CARES Act	—%	—%	(1.6)%	—%
Other, net	(0.3)%	(0.8)%	(0.5)%	(0.7)%
Effective tax rate	18.2%	17.1%	15.7%	17.0%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Commitments to extend credit:
Commercial loans	$19,534	50,235
Other loans
Fixed rate	10,125	4,431
Adjustable rate	3,086	1,199
Unused lines of credit:
Fixed rate	29,393	28,796
Adjustable rate	159,567	174,577
Unused overdraft protection amounts on demand and NOW accounts	16,400	16,304
Standby letters of credit	243	883
Total commitments	$238,348	276,425

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2020 totaled approximately $1,254,000.

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

Note 10 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	Unrealized Gains and Losses on Available-for-Sale Securities		Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2020
Balance at beginning of period	$3,340		(184)	$3,156	857	(184)	673
Before reclassifications	711		1	712	3,369	1	3,370
Reclassifications	—		—	—	(175)	—	(175)
Balance at end of period	$4,051		$(183)	$3,868	4,051	(183)	3,868

2019
Balance at beginning of period	$(2,142)		(88)	$(2,230)	(4,631)	(88)	(4,719)
Before reclassifications	2,178		—	2,178	4,653	—	4,653
Reclassifications	(1)		—	(1)	13	—	13
Balance at end of period	$35	35000	(88)	$(53)	35	(88)	(53)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Accumulated Other Comprehensive Income (Loss), continued

Reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2020 and 2019 and the affected line items in the consolidated condensed statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2020	2019	2020	2019
Realized gains (losses) from sales of debt securities, available-for-sale	$—	1	$221	(17)	Net gains (losses) from sales of debt securities, available-for-sale
Income tax expense (benefit)	—	—	46	(4)	Provision for income taxes
Reclassification adjustment, net of taxes	$—	1	$175	(13)

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month period ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Qualified noncontributory defined benefit retirement plan	$271	259	$541	515
401(k) plan	147	121	312	264

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans (continued)

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$—	—	$—	—
Interest cost	16	19	32	37
Amortization of unrecognized net loss	—	—	—	—
Net periodic pension cost	$16	19	$32	37

Amounts recognized in accumulated other comprehensive income, net of tax, at June 30, 2020 and December 31, 2019 for the nonqualified defined benefit retirement plan consists of (in thousands):

	June 30, 2020	December 31, 2019
Net actuarial loss	$184	184
Past service cost	—	—
Total recognized, net of tax	$184	184

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
LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at June 30, 2020 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.00 - $12.99	311	$12.60	1.6	311	$12.60	1.6

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
The following table summarizes stock option activity for the periods indicated:

	Six Months Ended June 30,
	2020			2019
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	9,904	$11.96		13,278	$11.98
Granted	—	—		—	—
Exercised	(9,593)	11.94		—	—
Expired	—	—		—	—
Outstanding, June 30,	311	12.60	1	13,278	11.98	93
Exercisable, June 30,	311	12.60	1	13,278	11.98	93
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Intrinsic value of options exercised	$46	—
Cash received from options exercised	115	—
Tax benefit realized from options exercised	5	—

No compensation costs related to option awards were recognized during 2020 or 2019.

Restricted stock awards granted under the 2015 Plan were as follows:

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	17,752	$18.03	16,958	$18.94
Granted	19,211	16.87	12,504	16.95
Vested	(3,818)	18.45	(2,795)	20.01
Forfeited	(3,550)	16.90	—	—
Outstanding, June 30,	29,595	$17.37	26,667	$17.89
The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock expense	$35	21	$68	91
Tax effect	7	4	14	19

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
Unrecognized compensation expense for restricted stock awards was $480,000 at June 30, 2020 and is expected to be recognized over a period of 4.7 years.

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

Earnings per share for the three and six months ended June 30, 2020 and 2019 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,057	4,728	$10,083	9,355
Less allocation of earnings and dividends to participating securities	12	9	23	17
Net income allocated to common shareholders	$5,045	4,719	$10,060	9,338

Weighted average common shares outstanding, gross	12,970,570	13,216,922	12,963,123	13,262,140
Less average participating securities	29,595	24,231	29,595	24,231
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	12,940,975	13,192,691	12,933,528	13,237,909
Add dilutive effect of:
Stock options	26	3,974	630	3,843
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	12,941,001	13,196,665	12,934,158	13,241,752

Earnings per common share:
Basic	$0.39	0.36	$0.78	0.71
Diluted	0.39	0.36	0.78	0.71

There were no anti-dilutive stock options outstanding at June 30, 2020 or 2019.

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

The inputs to the valuation techniques used to measure fair value are assigned to one of three broad levels:
•Level 1 – quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the reporting date.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
•Level 2 – inputs other than quoted prices included within level 1 that are observable for the asset or liability either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets in active markets,  quoted prices for identical assets or liabilities in markets that are not active, inputs other than quoted prices (such as interest rates or yield curves) that are observable for the asset or liability, and inputs that are derived from or corroborated by observable market data.
•Level 3 – inputs that are unobservable for the asset or liability.
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

Debt Securities, Available-for-Sale
The majority of LCNB's financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive income (loss). LCNB utilizes a pricing service for determining the fair values of its debt securities.  Methods and significant assumptions used to estimate fair value were as follows:

•Fair value for U.S. Treasury notes are determined based on market quotations (level 1).
•Fair values for the other debt securities are calculated using the discounted cash flow method for each security.  The discount rates for these cash flows are estimated by the pricing service using rates observed in the market (level 2). Cash flow streams are dependent on estimated prepayment speeds and the overall structure of the securities given existing market conditions.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$778	778	—	—
Mutual funds	39	39	—	—
Mutual funds measured at net asset value	1,346	1,346	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,409	2,409	—	—
U.S. Agency notes	29,281	—	29,281	—
U.S. Agency mortgage-backed securities	90,133	—	90,133	—
Municipal securities:
Non-taxable	12,954	—	12,954	—
Taxable	18,752	—	18,752	—
Total recurring fair value measurements	$155,692	4,572	151,120	—

Nonrecurring fair value measurements:
Impaired loans	$2,290	—	—	2,290
Other real estate owned and repossessed assets	—	—	—	—
Total nonrecurring fair value measurements	$2,290	—	—	2,290

December 31, 2019
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$967	967	—	—
Mutual funds	45	45	—	—
Mutual funds measured at net asset value	1,300	1,300	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,309	2,309	—	—
U.S. Agency notes	48,984	—	48,984	—
U.S. Agency mortgage-backed securities	84,406	—	84,406	—
Municipal securities:
Non-taxable	22,321	—	22,321	—
Taxable	19,980	—	19,980	—
Total recurring fair value measurements	$180,312	4,621	175,691	—

Nonrecurring fair value measurements:
Impaired loans	$2,840	—	—	2,840
Other real estate owned and repossessed assets	197	—	—	197
Total nonrecurring fair value measurements	$3,037	—	—	3,037

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2020 and December 31, 2019 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
June 30, 2020
Impaired loans	$1,098	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	1,192	Discounted cash flows	Discount rate	8.25%	4.50%	6.08%
Other real estate owned	—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2019
Impaired loans	$1,931	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	909	Discounted cash flows	Discount rate	8.25%	4.50%	6.83%
Other real estate owned	197	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
Carrying amounts and estimated fair values of financial instruments as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
FINANCIAL ASSETS:
Cash and cash equivalents	$42,736	42,736	42,736	—	—
Debt securities, held-to-maturity	27,237	27,531	—	—	27,531
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,330,422	1,270,001	—	—	1,270,001
Accrued interest receivable	8,215	8,215	—	8,215	—

FINANCIAL LIABILITIES:
Deposits	1,438,921	1,443,442	1,145,601	297,841	—
Long-term debt	33,998	34,867	—	34,867	—
Accrued interest payable	572	572	—	572	—

December 31, 2019
FINANCIAL ASSETS:
Cash and cash equivalents	$20,765	20,765	20,765	—	—
Debt securities, held-to-maturity	27,525	27,888	—	—	27,888
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,239,406	1,252,156	—	—	1,252,156
Accrued interest receivable	3,911	3,911	—	3,911	—

FINANCIAL LIABILITIES:
Deposits	1,348,280	1,352,061	1,004,057	348,004	—
Long-term debt	40,994	41,487	—	41,487	—
Accrued interest payable	705	705	—	705	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at June 30, 2020 and December 31, 2019.

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

1.the success, impact, and timing of the implementation of LCNB’s business strategies;
2.the significant risks and uncertainties for LCNB's business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios and other regulatory requirements, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its influence on financial markets, the effectiveness of LCNB's work from home arrangements and staffing levels in operational facilities, the impact of market participants on which LCNB relies and actions taken by governmental authorities and other third parties in response to the pandemic;
3.LCNB’s ability to integrate recent and any future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
4.LCNB may incur increased loan charge-offs in the future;
5.LCNB may face competitive loss of customers;
6.changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;
7.changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;
8.changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;
9.LCNB may experience difficulties growing loan and deposit balances;
10.United States trade relations with foreign countries could negatively impact the financial condition of LCNB's customers, which could adversely affect LCNB 's operating results and financial condition;
11.deterioration in the financial condition of the U.S. banking system may impact the valuations of investments LCNB has made in the securities of other financial institutions resulting in either actual losses or other-than-temporary impairments on such investments;
12.difficulties with technology or data security breaches, including cyberattacks, that could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others;
13.adverse weather events and natural disasters and global and/or national epidemics; and
14.government intervention in the U.S. financial system, including the effects of legislative, tax, accounting, and regulatory actions and reforms, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
Coronavirus Update/Status
The coronavirus (COVID-19) pandemic has placed significant health, economic and other major pressure throughout the communities LCNB serves, the state of Ohio, the United States and the entire world. LCNB has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers, and shareholders that continue through the date of this report, including the following:
•We addressed the safety of our 33 branches, following the guidelines of the Center for Disease Control, by temporarily closing our lobbies from March through May 2020 in an effort to encourage use of mobile banking applications and our drive-thru facilities, while allowing access to the lobbies by appointment only and only when necessary;
•We re-opened most lobbies during June and July 2020 and introduced various safety measures including the installation of clear barriers at the teller windows, placing markers on the floor to properly space customers as they wait, enhancing our cleaning procedures, and encouraging the wearing of masks;
•We hold daily executive management meetings to address issues that change rapidly;
•We have encouraged non customer service employees to work remotely from home as much as possible and have adopted technological improvements to make this possible;
•We moved our Annual Shareholders’ Meeting, held on April 21, 2020, from a physical meeting to a virtual meeting;
•We provided payment deferrals to 582 loan customers with loans totaling approximately $384 million at June 30, 2020 who were affected by COVID-19, provided such customers were not 30 days past due at December 31, 2019; and
•We chose to participate in the CARES Act Paycheck Protection Program ("PPP") that provided government guaranteed and potentially forgivable loans to applicants. The PPP was implemented by the Small Business Administration with support from the Department of the Treasury and provided small businesses with funds to pay up to eight weeks of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, and utilities. Through June 30, 2020, we were able to assist 316 small businesses and had funded $45.5 million of such loans. We believe these loans and our participation in the program is good for our customers, the employees who work for these companies, and the communities we serve.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
Acquired Credit Impaired Loans. LCNB accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be measured at their fair values at the acquisition date. Acquired loans are reviewed to determine if there is evidence of deterioration in credit quality since inception and if it is probable that LCNB will be unable to collect all amounts due under the contractual loan agreements. The analysis includes expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition. The amount in excess of the estimated future cash flows is not accreted into earnings. The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield). LCNB records these loans on the acquisition date at their fair values. Thus, an allowance for estimated future losses is not established on the acquisition date. Subsequent to the date of acquisition, expected future cash flows on loans acquired are updated and any losses or reductions in estimated cash flows which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses. An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan. Due to the number, size, and complexity of loans within the acquired loan portfolio, there is always a possibility of inherent undetected losses.

Accounting for Intangibles.  LCNB’s intangible assets at June 30, 2020 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment or sooner if circumstances indicate a possible impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

Results of Operations

Net income for the three and six months ended June 30, 2020 was $5,057,000 (total basic and diluted earnings per share of $0.39) and $10,083,000 (total basic and diluted earnings per share of $0.78), respectively. This compares to net income of $4,728,000 (total basic and diluted earnings per share of $0.36) and $9,355,000 (total basic and diluted earnings per share of $0.71) for the same three and six month periods in 2019.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
Net Interest Income

Three Months Ended June 30, 2020 vs. 2019
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2020 and 2019, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,318,753	$14,822	4.52%	$1,217,726	$14,662	4.83%
Interest-bearing demand deposits	27,486	17	0.25%	11,545	76	2.64%
Interest-bearing time deposits	—	—	—%	602	3	2.00%
Federal Reserve Bank stock	4,652	140	12.10%	4,652	140	12.07%
Federal Home Loan Bank stock	5,203	32	2.47%	5,175	66	5.12%
Investment securities:
Equity securities	4,206	25	2.39%	4,292	31	2.90%
Debt securities, taxable	131,018	667	2.05%	161,302	933	2.32%
Debt securities, non-taxable (2)	37,292	322	3.47%	73,931	528	2.86%
Total earnings assets	1,528,610	16,025	4.22%	1,479,225	16,439	4.46%
Non-earning assets	180,691			162,508
Allowance for loan losses	(4,998)			(4,088)
Total assets	$1,704,303			$1,637,645

Savings deposits	$703,889	307	0.18%	$685,229	601	0.35%
IRA and time certificates	305,284	1,425	1.88%	331,214	1,863	2.26%
Short-term borrowings	82	—	—%	243	2	3.30%
Long-term debt	34,964	227	2.61%	42,567	272	2.56%
Total interest-bearing liabilities	1,044,219	1,959	0.75%	1,059,253	2,738	1.04%
Demand deposits	402,909			336,006
Other liabilities	21,588			18,183
Capital	235,587			224,203
Total liabilities and capital	$1,704,303			$1,637,645
Net interest rate spread (3)			3.47%			3.42%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$14,066	3.70%		$13,701	3.72%
Ratio of interest-earning assets to interest-bearing liabilities	146.39%			139.65%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2020 as compared to the same period in 2019.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2020 vs. 2019 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,172	(1,012)	160
Interest-bearing demand deposits	48	(107)	(59)
Interest-bearing time deposits	(3)	—	(3)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	(34)	(34)
Investment securities:
Equity securities	(1)	(5)	(6)
Debt securities, taxable	(162)	(104)	(266)
Debt securities, non-taxable	(300)	94	(206)
Total interest income	754	(1,168)	(414)

Interest-bearing Liabilities:
Savings deposits	16	(310)	(294)
IRA and time certificates	(138)	(300)	(438)
Short-term borrowings	(1)	(1)	(2)
Long-term debt	(49)	4	(45)
Total interest expense	(172)	(607)	(779)
Net interest income	$926	(561)	365

Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2020 totaled $14,066,000, an increase of $365,000 from the comparable period in 2019.  Total interest income decreased $414,000 and total interest expense decreased $779,000.

The $414,000 decrease in total interest income was due primarily to a $472,000 total decrease in interest income from taxable and non-taxable debt securities, partially offset by a $160,000 increase in loan interest income. The decrease in interest income from taxable and non-taxable debt securities was due to a $66.9 million decrease in average debt securities. Decreases in debt securities were invested in the loan portfolio and were also used to enhance liquidity. The increase in loan interest income was primarily due to a $101.0 million increase in the average balance of LCNB's loan portfolio, largely offset by a 31 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans.

The $779,000 decrease in total interest expense was due to a $294,000 decrease in interest expense for savings deposits and a $438,000 decrease in interest expense for IRA and time certificates. Interest expense for savings deposits decreased primarily due to a 17 basis point market-driven decrease in the average rate paid for these deposits, slightly offset by a $18.7 million increase in the average balance of these deposits. Interest expense for IRA and time certificates decreased primarily due to a 38 basis point decrease in the average rate paid for these deposits and secondarily to a $25.9 million decrease in the average balance of these deposits. Interest expense for long-term debt decreased due to a $7.6 million decrease in average debt outstanding, slightly offset by a 5 basis point increase in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
Six Months Ended June 30, 2020 vs. 2019
The following table presents, for the six months ended June 30, 2020 and 2019, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,285,654	$30,049	4.70%	$1,213,292	$29,200	4.85%
Interest-bearing demand deposits	16,483	48	0.59%	8,661	127	2.96%
Interest-bearing time deposits	—	—	—%	781	8	2.07%
Federal Reserve Bank stock	4,652	140	6.05%	4,652	140	6.07%
Federal Home Loan Bank stock	5,203	65	2.51%	5,011	139	5.59%
Investment securities:
Equity securities	4,260	55	2.60%	4,256	64	3.03%
Debt securities, taxable	138,986	1,617	2.34%	156,494	1,802	2.32%
Debt securities, non-taxable (2)	40,541	682	3.38%	86,778	1,216	2.83%
Total earnings assets	1,495,779	32,656	4.39%	1,479,925	32,696	4.46%
Non-earning assets	180,083			160,527
Allowance for loan losses	(4,468)			(4,081)
Total assets	$1,671,394			$1,636,371

Savings deposits	$691,490	793	0.23%	$692,926	1,262	0.37%
IRA and time certificates	312,968	3,056	1.96%	320,998	3,488	2.19%
Short-term borrowings	749	7	1.88%	11,675	221	3.82%
Long-term debt	36,644	481	2.64%	43,616	489	2.26%
Total interest-bearing liabilities	1,041,851	4,337	0.84%	1,069,215	5,460	1.03%
Demand deposits	374,968			329,118
Other liabilities	21,253			15,194
Capital	233,322			222,844
Total liabilities and capital	$1,671,394			$1,636,371
Net interest rate spread (3)			3.55%			3.43%
Net interest income and net interest margin on a taxable-equivalent basis (4)		$28,319	3.81%		$27,236	3.71%
Ratio of interest-earning assets to interest-bearing liabilities	143.57%			138.41%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2020 as compared to the same period in 2019.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended June 30, 2020 vs. 2019 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,708	(859)	849
Interest-bearing demand deposits	66	(145)	(79)
Interest-bearing time deposits	(8)	—	(8)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	5	(79)	(74)
Investment securities:
Equity securities	—	(9)	(9)
Debt securities, taxable	(204)	19	(185)
Debt securities, non-taxable	(742)	208	(534)
Total interest income	825	(865)	(40)

Interest-bearing Liabilities:
Savings deposits	(3)	(466)	(469)
IRA and time certificates	(86)	(346)	(432)
Short-term borrowings	(139)	(75)	(214)
Long-term debt	(85)	77	(8)
interest income from non-taxable debt securities	(313)	(810)	(1,123)
Net interest income	$1,138	(55)	1,083

Net interest income on a fully taxable-equivalent basis for the six months ended June 30, 2020 totaled $28,319,000, an increase of $1,083,000 from the comparable period in 2019.  Total interest income decreased $40,000 and total interest expense decreased $1,123,000.

The $40,000 decrease in total interest income was due primarily to a $719,000 total decrease in interest income from taxable and non-taxable debt securities and several smaller decreases in other line items, largely offset by an $849,000 increase in loan interest income. The decrease in interest income from taxable and non-taxable debt securities was due to a $63.7 million decrease in average debt securities, partially offset by a 55 basis point increase in the average rate earned on non-taxable debt securities. Decreases in debt securities were invested in the loan portfolio and used to pay down short-term borrowings and long-term debt. The increase in loan interest income was caused by a $72.4 million increase in the average balance of LCNB's loan portfolio, partially offset by a 15 basis point decrease in the average rate earned on loans.

The $1,123,000 decrease in total interest expense was due to a $469,000 decrease in interest expense for savings deposits, a $432,000 decrease in interest expense for IRA and time certificates, and a $214,000 decrease in interest expense for short-term borrowings. Interest expense for savings deposits and IRA and time certificates decreased primarily due to, respectively, a 14 basis point and a 13 basis point market-driven decrease in the average rates paid for these deposits and secondarily to a $9.5 million total decrease in the average balance of these deposits. Interest expense for short-term borrowings decreased due to a $10.9 million decrease in average debt outstanding and to a 194 basis point decrease in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for loan losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, and current economic conditions that may affect borrowers' ability to pay.  The provision for loan losses for the three months ended June 30, 2020 was $38,000 less than the comparable period in 2019 and the six month period was $1,240,000 greater than the comparable period in 2019. Approximately 69% of the increase in the provision for the six month period was due to an adjustment to the allowance for potential impacts from the economic recession caused by the COVID-19 pandemic. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three and six months ended June 30, 2020 were, respectively, $8,000 and $210,000, as compared to net charge-offs of $68,000 for the three month period and a net recovery of $117,000 for the six month period in 2019.

Non-Interest Income

A comparison of non-interest income for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Difference	2020	2019	Difference
Fiduciary income	$1,201	1,058	143	$2,304	2,092	212
Service charges and fees on deposit accounts	1,237	1,497	(260)	2,532	2,805	(273)
Net gains (losses) from sales of debt securities, available-for-sale	—	1	(1)	221	(17)	238
Bank owned life insurance income	287	183	104	888	365	523
Gains from sales of loans	317	64	253	437	93	344
Other operating income	277	195	82	776	432	344
Total non-interest income	$3,319	2,998	321	$7,158	5,770	1,388

Reasons for changes include:
•Fiduciary income increased primarily due to growth in the market value of assets serviced.
•Service charges and fees on deposit accounts decreased primarily due to decreases in overdraft fees and fee income recognized on Insured Cash Sweep ("ICS") deposit products, partially offset by increases in check card income.
•Net gains (losses) from sales of available-for-sale debt securities for the six month period increased due to market valuations at the times of sales, as the volume of debt securities sold during the 2020 period was less than that for the 2019 period.
•Bank owned life insurance income increased due to $12.0 million of new policies purchased at the beginning of the third quarter 2019 and to a mortality benefit recognized during the first quarter 2020.
•Gains from sales of loans increased primarily due to a greater volume of sales.
•Other operating income increased during the six month period primarily due to net gains realized from the sale of equity security investments.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
Non-Interest Expense

A comparison of non-interest expense for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Difference	2020	2019	Difference
Salaries and employee benefits	$6,648	$6,243	$405	$13,416	12,405	1,011
Equipment expenses	289	278	11	576	544	32
Occupancy expense, net	723	744	(21)	1,405	1,507	(102)
State financial institutions tax	420	436	(16)	856	874	(18)
Marketing	258	297	(39)	435	599	(164)
Amortization of intangibles	260	260	—	520	517	3
FDIC insurance premiums	31	112	(81)	30	238	(208)
Contracted services	475	475	—	877	939	(62)
Other real estate owned	1	48	(47)	(9)	51	(60)
Merger-related expenses	—	20	(20)	—	87	(87)
Other non-interest expense	2,011	1,920	91	4,082	3,772	310
Total non-interest expense	$11,116	$10,833	$283	$22,188	21,533	655
Reasons for changes include:
•Salaries and employee benefits increased 6.5% and 8.1% for the respective three and six month periods primarily due to salary and wage increases and newly hired employees, including additional business development positions. An increase in health insurance costs also contributed to the increase in salaries and employee benefits.
•Marketing decreased primarily due to a realignment of the marketing strategy within LCNB.
•FDIC insurance premiums for the 2020 period reflects Small Bank Assessment Credits received from the FDIC because the Deposit Insurance Fund was above the mandated 1.35% level. LCNB has received the full amount of the credit and anticipates quarterly premium payments will return to normal levels in future quarters.

Income Taxes

LCNB's effective tax rate for the three and six months ended June 30, 2020 was 18.2% and 15.7%, respectively, compared to 17.1% and 17.0% for the respective three and six months ended June 30, 2019.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. A one-time tax benefit recognized as a result of certain provisions in the Coronavirus Aid, Relief, & Economic Security ("CARES") Act passed by Congress and signed by President Trump during the first quarter 2020 also contributed to the difference during the 2020 six month period.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
Financial Condition

A comparison of balance sheet line items at June 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

	June 30, 2020	December 31, 2019	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$42,736	$20,765	$21,971	105.81%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,163	2,312	(149)	(6.44)%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	153,529	178,000	(24,471)	(13.75)%
Debt securities, held-to-maturity, at cost	27,237	27,525	(288)	(1.05)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	5,203	5,203	—	—%
Loans, net	1,330,422	1,239,406	91,016	7.34%
Premises and equipment, net	35,383	34,787	596	1.71%
Operating lease right-of-use assets	5,532	5,444	88	1.62%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	3,558	4,006	(448)	(11.18)%
Bank owned life insurance	41,596	41,667	(71)	(0.17)%
Interest receivable	8,215	3,926	4,289	109.25%
Other assets	13,786	10,295	3,491	33.91%
Total assets	$1,735,332	$1,639,308	$96,024	5.86%

LIABILITIES:
Deposits:
Non-interest-bearing	$431,697	$354,391	$77,306	21.81%
Interest-bearing	1,007,224	993,889	13,335	1.34%
Total deposits	1,438,921	1,348,280	90,641	6.72%
Long-term debt	33,998	40,994	(6,996)	(17.07)%
Operating leases liability	5,558	5,446	112	2.06%
Accrued interest and other liabilities	19,808	16,540	3,268	19.76%
Total liabilities	1,498,285	1,411,260	87,025	6.17%

TOTAL SHAREHOLDERS' EQUITY	237,047	228,048	8,999	3.95%
Total liabilities and shareholders' equity	$1,735,332	$1,639,308	$96,024	5.86%

Reasons for changes include:
•Debt securities, available-for-sale, decreased due to sales of securities with a total book value of $8.6 million and maturities and calls of securities totaling $39.6 million. These decreases were partially offset by purchases totaling $20.0 million and by a net increase in fair values totaling $4.0 million. The net funds received were invested in the loan portfolio, used to help pay down long-term debt, and used to increase liquidity.
•Net loans increased due to organic growth in the loan portfolio, including PPP loans with carrying value of $45.3 million at June 30, 2020. Most of the growth occurred in the commercial and industrial and commercial real estate portfolios.
•Premises and equipment, net increased due primarily to Main Office remodeling costs, partially offset by depreciation expense.
•Core deposit and other intangibles decreased due to amortization of core deposit intangibles.
•Interest-bearing deposits increased primarily due to increases in NOW and savings accounts, partially offset by decreases in IRA and time certificates.
•Long-term debt decreased due to payoffs of matured debt. There were no new borrowings during 2020.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
•Total shareholders' equity increased primarily due to earnings retained during the first six months of 2020 and to a $3.1 million increase in accumulated other comprehensive income, net of taxes caused by market-driven increases in the fair value of LCNB's debt security investments. These increases were partially offset by dividends paid to shareholders.

LCNB performs an impairment test of the carrying value of goodwill annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Impairment indicators that may be considered include the condition of the economy and banking industry; estimated future cash flows; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of LCNB’s stock and other relevant events. These and other factors could lead to a conclusion that goodwill is impaired, which would require LCNB to write off the difference between the estimated fair value of the company and the carrying value. Given the current economic environment resulting from the COVID-19 pandemic, the probability of such impairments has increased. Accordingly, an interim impairment test was conducted as of June 30, 2020. At the conclusion of the assessment, management determined that fair value exceeded carrying value and that an impairment charge is not necessary at this time. Management will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

0
On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. It may be used beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the June 30, 2020 regulatory capital calculations.

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Regulatory Capital:
Shareholders' equity	$233,312	$222,065
Goodwill and other intangibles	(62,224)	(62,744)
Accumulated other comprehensive (income) loss	(3,868)	(673)
Tier 1 risk-based capital	167,220	158,648
Eligible allowance for loan losses	5,016	4,045
Total risk-based capital	$172,236	$162,693
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.13%	12.21%
Tier 1 Capital to risk-weighted assets	12.13%	12.21%
Total Capital to risk-weighted assets	12.49%	12.52%
Leverage	10.23%	10.06%

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

Total remaining borrowing capacity with the Federal Home Loan Bank at June 30, 2020 was approximately $70.6 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its borrowing capacity by purchasing additional FHLB stock. In addition, additional borrowings of approximately $55.0 million were available through the line of credit arrangements at June 30, 2020.

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

0
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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2020 IRSA indicates that an increase in interest rates will have a positive effect on NII and a 100 basis point decrease in interest rates will also have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$65,224	4,049	6.62%
Up 300	64,201	3,026	4.95%
Up 200	63,187	2,012	3.29%
Up 100	62,135	960	1.57%
Base	61,175	—	—%
Down 100	60,777	(398)	(0.65)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2020 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a 100 basis point decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$202,127	(32,134)	(13.72)%
Up 300	210,061	(24,200)	(10.33)%
Up 200	217,967	(16,294)	(6.96)%
Up 100	225,521	(8,740)	(3.73)%
Base	234,261	—	—%
Down 100	277,142	42,881	18.30%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2020, LCNB's disclosure controls and procedures were effective.

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

The ultimate long-term impact on LCNB's business and financial results from the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have already disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance.

Ohio Governor Mike DeWine issued a Stay-at-Home Order, effective 11:59 p.m. on March 23, 2020, in the interest of protecting the state's citizens and ordered non-essential businesses to close. After several extensions, the Stay-at-Home Order lapsed on May 29, 2020 and was replaced with an Urgent Health Advisory. Banks were a designated essential business and LCNB continued operations. As a result of the Stay-at-Home Order and the Urgent Health Advisory, many of LCNB's commercial borrowers were required to cease or curtail operations or may be facing operational issues, such as supply chain disruptions and decreased sales.   Some businesses may not be able to survive.  Many home mortgage and consumer borrowers were suddenly unemployed or working reduced hours. LCNB has made and expects that it will need to continue to make short-term modifications to a number of loans to help borrowers through this period, but the eventual number of modifications that will be required or their impact on LCNB's financial results cannot be estimated at this time.  Likewise, the pandemic’s effect on LCNB’s allowance for loan losses and provision for loan losses cannot be estimated at this time.

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

Economic turmoil associated with the pandemic has had wide-ranging and severe impacts upon financial markets, including stock and bond markets. Fees for trust and brokerage accounts serviced for clients is predominantly based on the market value of such funds. A general decline in market valuations will decrease the fees LCNB collects for servicing these accounts. In addition, LCNB's investments in equity securities are carried at fair value, with changes in fair value recognized in other operating income in the consolidated statements of income. Debt securities classified as "available-for-sale" are carried at fair value, with changes in fair value recorded in other comprehensive income, a separate component of shareholders' equity. Future pandemic effects on trust and brokerage accounts, LCNB's equity and debt investments, and the resulting effects on LCNB's income and equity cannot be estimated at this time.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the U.S. economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity, and capital levels.

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

There were no repurchases under the Program during the three and six months ended June 30, 2020. A maximum number of 100,000 shares may yet be purchased under the Program.

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

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Extensible Business Reporting Language: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 5, 2020	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

August 5, 2020	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer