Form 10-Q
period 2020-09-30
LCNB CORP
filed 2020-11-09
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Large accelerated filer ☐                            Accelerated filer ☐
Non-accelerated filer ☒                             Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of November 6, 2020 was 12,878,670 shares.

LCNB CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Cash and due from banks	$16,151	17,019
Interest-bearing demand deposits	8,334	3,746
Total cash and cash equivalents	24,485	20,765
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,213	2,312
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	157,936	178,000
Debt securities, held-to-maturity, at cost	26,941	27,525
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	5,203	5,203
Loans, net	1,334,186	1,239,406
Premises and equipment, net	35,309	34,787
Operating lease right-of-use assets	5,729	5,444
Goodwill	59,221	59,221
Core deposit and other intangibles, net	3,539	4,006
Bank owned life insurance	41,871	41,667
Interest receivable	9,559	3,926
Other assets	12,672	10,295
TOTAL ASSETS	$1,725,615	1,639,308

LIABILITIES:
Deposits:
Noninterest-bearing	$426,989	354,391
Interest-bearing	1,003,405	993,889
Total deposits	1,430,394	1,348,280
Long-term debt	31,999	40,994
Operating lease liabilities	5,790	5,446
Accrued interest and other liabilities	18,847	16,540
TOTAL LIABILITIES	1,487,030	1,411,260

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,157,303 and 14,111,810 shares at September 30, 2020 and December 31, 2019, respectively; outstanding 12,926,686 and 12,936,783 shares at September 30, 2020 and December 31, 2019, respectively	142,310	141,791
Retained earnings	111,760	104,431
Treasury shares at cost, 1,230,617 and 1,175,027 shares at September 30, 2020 and December 31, 2019, respectively	(19,639)	(18,847)
Accumulated other comprehensive income, net of taxes	4,154	673
TOTAL SHAREHOLDERS' EQUITY	238,585	228,048
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,725,615	1,639,308

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

The consolidated condensed balance sheet as of December 31, 2019 has been derived from the audited consolidated balance sheet as of that date.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans	$14,379	14,872	$44,428	44,072
Dividends on equity securities:
With a readily determinable fair value	13	15	40	47
Without a readily determinable fair value	5	16	33	48
Interest on debt securities:
Taxable	633	918	2,250	2,720
Non-taxable	249	379	788	1,340
Interest on interest-bearing time deposits	—	3	—	11
Other investments	43	126	296	532
TOTAL INTEREST INCOME	15,322	16,329	47,835	48,770

INTEREST EXPENSE:
Interest on deposits	1,567	2,475	5,416	7,225
Interest on short-term borrowings	—	3	7	224
Interest on long-term debt	226	273	707	762
TOTAL INTEREST EXPENSE	1,793	2,751	6,130	8,211
NET INTEREST INCOME	13,529	13,578	41,705	40,559
PROVISION FOR LOAN LOSSES	976	264	2,165	213
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,553	13,314	39,540	40,346

NON-INTEREST INCOME:
Fiduciary income	1,275	1,123	3,579	3,215
Service charges and fees on deposit accounts	1,506	1,616	4,038	4,421
Net gains (losses) from sales of debt securities, available-for-sale	—	(20)	221	(37)
Bank owned life insurance income	275	289	1,163	654
Gains from sales of loans	999	114	1,436	207
Other operating income	223	234	999	666
TOTAL NON-INTEREST INCOME	4,278	3,356	11,436	9,126

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,863	6,403	20,279	18,808
Equipment expenses	341	322	917	866
Occupancy expense, net	740	751	2,145	2,258
State financial institutions tax	424	433	1,280	1,307
Marketing	471	410	906	1,009
Amortization of intangibles	263	263	783	780
FDIC insurance premiums (credit), net	112	(13)	142	225
Contracted services	435	455	1,312	1,394
Other real estate owned	2	1	(7)	52
Merger-related expenses	—	27	—	114
Other non-interest expense	2,002	1,930	6,084	5,702
TOTAL NON-INTEREST EXPENSE	11,653	10,982	33,841	32,515
INCOME BEFORE INCOME TAXES	5,178	5,688	17,135	16,957
PROVISION FOR INCOME TAXES	928	961	2,802	2,875
NET INCOME	$4,250	4,727	$14,333	14,082

Dividends declared per common share	$0.18	0.17	$0.54	0.51
Earnings per common share:
Basic	$0.33	0.36	$1.11	1.07
Diluted	0.33	0.36	1.11	1.07
Weighted average common shares outstanding:
Basic	12,937,865	12,932,950	12,934,987	13,135,134
Diluted	12,937,901	12,937,145	12,935,388	13,139,100

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$4,250	4,727	$14,333	14,082
Other comprehensive income:
Net unrealized gains on available-for-sale debt securities (net of taxes of $76 and $221 for the three months ended September 30, 2020 and 2019, respectively, and $972 and $1,457 for the nine months ended September 30, 2020 and 2019, respectively)	286	829	3,655	5,482
Reclassification adjustment for net realized (gains) losses on sales of available-for-sale debt securities included in net income (net of taxes of $- and $4 for the three months ended September 30, 2020 and 2019, respectively, and $46 and $8 for the nine months ended September 30, 2020 and 2019, respectively)	—	16	(175)	29
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $- and $- for the three and nine months ended September 30, 2020, respectively)	—	—	1	—
Other comprehensive income, net of tax	286	845	3,481	5,511
TOTAL COMPREHENSIVE INCOME	$4,536	5,572	$17,814	19,593

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three Months Ended September 30, 2020
Balance at June 30, 2020	12,975,879	$142,181	109,845	(18,847)	3,868	237,047
Net income			4,250			4,250
Other comprehensive income, net of taxes					286	286
Dividend Reinvestment and Stock Purchase Plan	6,397	94				94
Repurchase of common stock	(55,590)			(792)		(792)
Compensation expense relating to restricted stock	—	35				35
Common stock dividends, $0.18 per share			(2,335)			(2,335)
Balance at September 30, 2020	12,926,686	$142,310	111,760	(19,639)	4,154	238,585

Nine Months Ended September 30, 2020
Balance at December 31, 2019	12,936,783	$141,791	104,431	(18,847)	673	228,048
Net income			14,333			14,333
Other comprehensive income, net of taxes					3,481	3,481
Dividend Reinvestment and Stock Purchase Plan	20,239	302				302
Repurchase of common stock	(55,590)			(792)		(792)
Exercise of stock options	9,593	115				115
Compensation expense relating to restricted stock	15,661	102				102
Common stock dividends, $0.54 per share			(7,004)			(7,004)
Balance at September 30, 2020	12,926,686	$142,310	111,760	(19,639)	4,154	238,585

Three Months Ended September 30, 2019
Balance at June 30, 2019	12,978,554	$141,479	99,400	(17,854)	(53)	222,972
Net income			4,727			4,727
Other comprehensive income, net of taxes					845	845
Dividend Reinvestment and Stock Purchase Plan	6,824	118				118
Repurchase of common stock	(57,915)			(993)		(993)
Compensation expense relating to restricted stock	—	21				21
Common stock dividends, $0.17 per share			(2,198)			(2,198)
Balance at September 30, 2019	12,927,463	$141,618	101,929	(18,847)	792	225,492

Nine Months Ended September 30, 2019
Balance at December 31, 2018	13,295,276	$141,170	94,547	(12,013)	(4,719)	218,985
Net income			14,082			14,082
Other comprehensive income, net of taxes					5,511	5,511
Dividend Reinvestment and Stock Purchase Plan	19,683	336				336
Repurchase of common stock	(400,000)			(6,834)		(6,834)
Compensation expense relating to restricted stock	12,504	112				112
Common stock dividends, $0.51 per share			(6,700)			(6,700)
Balance at September 30, 2019	12,927,463	$141,618	101,929	(18,847)	792	225,492

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,333	14,082
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,960	2,438
Provision for loan losses	2,165	213
Deferred income tax provision (benefit)	(19)	225
Increase in cash surrender value of bank owned life insurance	(846)	(654)
Bank owned life insurance mortality benefits in excess of cash surrender value	(317)	—
Realized gain from equity securities	(504)	(207)
Realized (gain) loss from sales of debt securities, available-for-sale	(221)	37
Realized gain from sales of premises and equipment	(62)	(1)
Realized (gain) loss from sales and impairment of other real estate owned and repossessed assets	(11)	47
Origination of mortgage loans for sale	(42,208)	(10,449)
Realized gains from sales of loans	(1,436)	(207)
Proceeds from sales of mortgage loans	43,175	10,561
Compensation expense related to restricted stock	102	112
Changes in:
Accrued income receivable	(5,783)	(752)
Other assets	(2,421)	(1,839)
Other liabilities	1,401	1,243
TOTAL ADJUSTMENTS	(5,025)	767
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	9,308	14,849
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	967	380
Proceeds from sales of debt securities, available-for-sale	8,786	75,407
Proceeds from maturities and calls of debt securities:
Available-for-sale	48,572	16,012
Held-to-maturity	2,069	2,542
Purchases of equity securities	(364)	(360)
Purchases of debt securities:
Available-for-sale	(33,426)	(38,114)
Held-to-maturity	(1,485)	(6,852)
Proceeds from maturities of interest-bearing time deposits	—	747
Proceeds from redemption of Federal Reserve Bank stock	—	1
Purchase of Federal Home Loan Bank stock	—	(358)
Net increase in loans	(95,858)	(26,753)
Purchase of bank owned life insurance	—	(12,000)
Proceeds from bank owned life insurance mortality benefits	958	—
Proceeds from sale of other real estate owned and repossessed assets	208	—
Purchases of premises and equipment	(2,169)	(2,701)
Proceeds from sale of premises and equipment	419	5
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(71,323)	7,956
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	82,114	54,464
Net decrease in short-term borrowings	—	(56,230)
Principal payments on long-term debt	(9,000)	(5,055)
Proceeds from issuance of common stock	45	58
Repurchase of common stock	(792)	(6,834)
Proceeds from exercise of stock options	115	—
Cash dividends paid on common stock	(6,747)	(6,422)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	65,735	(20,019)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,720	2,786
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,765	20,040
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,485	22,826

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	6,315	7,896
Income taxes paid	2,225	1,901
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned and repossessed assets	—	17

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of consolidated operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 10-01.

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

Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2019 Annual Report on Form 10-K filed with the SEC.

Accounting Changes

Financial Accounting Standards Board ("FASB) Accounting Standards Update ("ASU") No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment"
ASU No. 2017-04 was issued in January 2017 and was adopted by LCNB as of January 1, 2020. It applies to public and other entities that have goodwill reported in their financial statements. To simplify the subsequent measurement of goodwill, this ASU eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Adoption of ASU No. 2017-04 did not have a material impact on LCNB's results of consolidated operations or financial position.

ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement"
ASU No. 2018-13 was issued in August 2018 and was adopted by LCNB as of January 1, 2020. It applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update modify fair value disclosure requirements, including the deletion, modification, and addition of certain targeted disclosures. Adoption of ASU No. 2018-13 did not have a material impact on LCNB's results of consolidated operations or financial position.

LCNB CORP. AND SUBSIDIARIES
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,269	130	—	2,399
U.S. Agency notes	28,328	940	—	29,268
Corporate bonds	700	—	15	685
U.S. Agency mortgage-backed securities	86,497	3,166	3	89,660
Municipal securities:
Non-taxable	12,823	272	12	13,083
Taxable	21,826	1,015	—	22,841
	$152,443	5,523	30	157,936

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$23,436	447	—	23,883
Taxable	3,505	1	112	3,394
	$26,941	448	112	27,277

December 31, 2019
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,273	36	—	2,309
U.S. Agency notes	48,745	273	34	48,984
U.S. Agency mortgage-backed securities	83,977	672	243	84,406
Municipal securities:
Non-taxable	22,174	161	14	22,321
Taxable	19,746	269	35	19,980
	$176,915	1,411	326	178,000

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$24,300	343	5	24,638
Taxable	3,225	25	—	3,250
	$27,525	368	5	27,888

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at September 30, 2020 and December 31, 2019, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Available-for-Sale:
Corporate bonds	$685	15	—	—
U.S. Agency mortgage-backed securities	1,047	3	—	—
Municipal securities:
Non-taxable	762	12	—	—
	$2,494	30	—	—

Held-to-Maturity:
Municipal securities:
Non-taxable	$1,915	—	—	—
Taxable	3,113	112	—	—
	$5,028	112	—	—

December 31, 2019
Available-for-Sale:
U.S. Agency notes	$3,586	11	11,939	23
U.S. Agency mortgage-backed securities	10,555	10	19,233	233
Municipal securities:
Non-taxable	2,631	2	1,257	12
Taxable	5,067	35	450	—
	$21,839	58	32,879	268

Held-to-Maturity:
Municipal securities:
Non-taxable	$54	—	2,660	5
	$54	—	2,660	5

Management has determined that the unrealized losses at September 30, 2020 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Contractual maturities of debt securities at September 30, 2020 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,287	10,327	2,220	2,227
Due from one to five years	33,261	34,293	7,223	7,268
Due from five to ten years	21,669	22,939	2,090	2,109
Due after ten years	729	717	15,408	15,673
	65,946	68,276	26,941	27,277
U.S. Agency mortgage-backed securities	86,497	89,660	—	—
	$152,443	157,936	26,941	27,277

Debt securities with a market value of $135,819,000 and $123,009,000 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities, available-for-sale, for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$—	25,105	8,786	75,407
Gross realized gains	—	84	221	212
Gross realized losses	—	104	—	249

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at September 30, 2020 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,390	1,393	1,371	1,345
Equity securities	778	820	741	967
Total equity securities with a readily determinable fair value	$2,168	2,213	2,112	2,312

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains recognized	$51	60	504	207
Less net realized gains on equity securities sold	99	23	658	17
Net unrealized gains (losses) recognized and still held at period end	$(48)	37	(154)	190

Note 3 - Loans

Major classifications of loans at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Commercial and industrial	$124,628	78,306
Commercial, secured by real estate	843,943	804,953
Residential real estate	327,689	322,533
Consumer	36,504	25,232
Agricultural	8,920	11,509
Other loans, including deposit overdrafts	403	1,193
Loans, gross	1,342,087	1,243,726
Deferred origination fees, net	(1,927)	(275)
Loans, net of deferred origination fees	1,340,160	1,243,451
Less allowance for loan losses	5,974	4,045
Loans, net	$1,334,186	1,239,406

Non-accrual, past-due, and accruing restructured loans as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Non-accrual loans:
Commercial and industrial	$444	—
Commercial, secured by real estate	2,621	2,467
Residential real estate	1,045	743
Total non-accrual loans	4,110	3,210
Past-due 90 days or more and still accruing	94	—
Total non-accrual and past-due 90 days or more and still accruing	4,204	3,210
Accruing restructured loans	3,700	6,609
Total	$7,904	9,819

.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2020
Balance, beginning of period	$691	3,465	697	133	26	4	5,016
Provision (credit) charged to expenses	114	466	353	32	(1)	12	976
Losses charged off	—	—	(3)	(5)	—	(30)	(38)
Recoveries	—	—	1	3	—	16	20
Balance, end of period	$805	3,931	1,048	163	25	2	5,974

Nine Months Ended September 30, 2020
Balance, beginning of year	$456	2,924	528	99	34	4	4,045
Provision (credit) charged to expenses	345	1,277	452	63	(9)	37	2,165
Losses charged off	(14)	(270)	(6)	(20)	—	(93)	(403)
Recoveries	18	—	74	21	—	54	167
Balance, end of period	$805	3,931	1,048	163	25	2	5,974

Three Months Ended September 30, 2019
Balance, beginning of period	$497	2,720	773	81	38	3	4,112
Provision (credit) charged to expenses	(50)	372	(101)	10	1	32	264
Losses charged off	(47)	—	(204)	(5)	—	(52)	(308)
Recoveries	—	—	73	4	—	22	99
Balance, end of period	$400	3,092	541	90	39	5	4,167

Nine Months Ended September 30, 2019
Balance, beginning of year	$400	2,745	767	87	46	1	4,046
Provision (credit) charged to expenses	47	298	(189)	(12)	(7)	76	213
Losses charged off	(47)	(7)	(272)	(15)	—	(126)	(467)
Recoveries	—	56	235	30	—	54	375
Balance, end of period	$400	3,092	541	90	39	5	4,167

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
September 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$9	83	102	—	—	—	194
Collectively evaluated for impairment	796	3,848	946	163	25	2	5,780
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$805	3,931	1,048	163	25	2	5,974

Loans:
Individually evaluated for impairment	$647	5,274	1,421	8	—	—	7,350
Collectively evaluated for impairment	121,863	835,528	324,335	36,640	8,938	173	1,327,477
Acquired credit impaired loans	675	2,104	2,324	—	—	230	5,333
Balance, end of period	$123,185	842,906	328,080	36,648	8,938	403	1,340,160

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$6	272	17	—	—	—	295
Collectively evaluated for impairment	450	2,652	511	99	34	4	3,750
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$456	2,924	528	99	34	4	4,045

Loans:
Individually evaluated for impairment	$230	7,432	949	27	—	—	8,638
Collectively evaluated for impairment	77,430	793,191	319,188	25,328	11,523	930	1,227,590
Acquired credit impaired loans	711	3,531	2,718	—	—	263	7,223
Balance, end of period	$78,371	804,154	322,855	25,355	11,523	1,193	1,243,451

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

This category includes Paycheck Protection Program ("PPP") loans that were authorized under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP was implemented by the Small Business Administration ("SBA") with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, and utilities. PPP loans made by LCNB have a maturity of two years and an interest rate of 1%. In addition, the SBA pays originating lenders processing fees based on the size of the loan, ranging from 1% to 5% of the loan amount. A borrower who meets certain requirements can request loan forgiveness from the SBA. If loan forgiveness is granted, the SBA will forward the forgiveness amount to the lender.

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

A breakdown of the loan portfolio by credit quality indicators at September 30, 2020 and December 31, 2019 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2020
Commercial & industrial	$122,186	—	999	—	123,185
Commercial, secured by real estate	821,099	9,333	12,474	—	842,906
Residential real estate	322,572	2,079	3,429	—	328,080
Consumer	36,646	—	2	—	36,648
Agricultural	8,925	—	13	—	8,938
Other	403	—	—	—	403
Total	$1,311,831	11,412	16,917	—	1,340,160

December 31, 2019
Commercial & industrial	$76,236	233	1,902	—	78,371
Commercial, secured by real estate	789,319	3,007	11,828	—	804,154
Residential real estate	319,075	267	3,513	—	322,855
Consumer	25,342	—	13	—	25,355
Agricultural	11,523	—	—	—	11,523
Other	1,193	—	—	—	1,193
Total	$1,222,688	3,507	17,256	—	1,243,451

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at September 30, 2020 and December 31, 2019 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
September 30, 2020
Commercial & industrial	$—	76	—	76	123,109	123,185	—
Commercial, secured by real estate	—	224	1,584	1,808	841,098	842,906	—
Residential real estate	343	534	1,055	1,932	326,148	328,080	94
Consumer	7	9	—	16	36,632	36,648	—
Agricultural	—	—	—	—	8,938	8,938	—
Other	55	—	—	55	348	403	—
Total	$405	843	2,639	3,887	1,336,273	1,340,160	94

December 31, 2019
Commercial & industrial	$283	—	—	283	78,088	78,371	—
Commercial, secured by real estate	339	—	1,171	1,510	802,644	804,154	—
Residential real estate	1,573	260	423	2,256	320,599	322,855	—
Consumer	27	9	—	36	25,319	25,355	—
Agricultural	—	—	—	—	11,523	11,523	—
Other	930	—	—	930	263	1,193	—
Total	$3,152	269	1,594	5,015	1,238,436	1,243,451	—

Impaired loans, including acquired credit impaired loans, at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$1,119	1,449	—	711	1,253	—
Commercial, secured by real estate	6,209	6,859	—	8,625	9,373	—
Residential real estate	2,740	3,185	—	3,118	3,651	—
Consumer	6	6	—	10	10	—
Agricultural	—	—	—	—	—	—
Other	230	348	—	263	392	—
Total	$10,304	11,847	—	12,727	14,679	—

With an allowance recorded:
Commercial & industrial	$203	208	9	230	235	6
Commercial, secured by real estate	1,169	1,384	83	2,338	2,485	272
Residential real estate	1,005	1,006	102	549	549	17
Consumer	2	2	—	17	17	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$2,379	2,600	194	3,134	3,286	295

Total:
Commercial & industrial	$1,322	1,657	9	941	1,488	6
Commercial, secured by real estate	7,378	8,243	83	10,963	11,858	272
Residential real estate	3,745	4,191	102	3,667	4,200	17
Consumer	8	8	—	27	27	—
Agricultural	—	—	—	—	—	—
Other	230	348	—	263	392	—
Total	$12,683	14,447	194	15,861	17,965	295

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$1,192	25	960	11
Commercial, secured by real estate	6,258	61	11,409	290
Residential real estate	2,862	68	3,600	51
Consumer	7	—	12	—
Agricultural	—	—	—	—
Other	227	6	304	8
Total	$10,546	160	16,285	360

With an allowance recorded:
Commercial & industrial	$207	2	244	4
Commercial, secured by real estate	1,174	2	2,514	13
Residential real estate	827	4	741	12
Consumer	2	—	19	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$2,210	8	3,518	29

Total:
Commercial & industrial	$1,399	27	1,204	15
Commercial, secured by real estate	7,432	63	13,923	303
Residential real estate	3,689	72	4,341	63
Consumer	9	—	31	—
Agricultural	—	—	—	—
Other	227	6	304	8
Total	$12,756	168	19,803	389

Nine Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$1,240	314	866	20
Commercial, secured by real estate	7,343	609	13,891	787
Residential real estate	3,057	217	3,724	161
Consumer	11	1	12	1
Agricultural	—	—	—	—
Other	247	21	322	26
Total	$11,898	1,162	18,815	995

With an allowance recorded:
Commercial & industrial	$216	10	253	11
Commercial, secured by real estate	1,190	6	2,563	47
Residential real estate	522	28	725	34
Consumer	4	—	21	1
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,932	44	3,562	93

Total:
Commercial & industrial	$1,456	324	1,119	31
Commercial, secured by real estate	8,533	615	16,454	834
Residential real estate	3,579	245	4,449	195
Consumer	15	1	33	2
Agricultural	—	—	—	—
Other	247	21	322	26
Total	$13,830	1,206	22,377	1,088

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Of the interest income recognized on impaired loans during the nine months ended September 30, 2020 and 2019, approximately $25,000 and $47,000, respectively, were recognized on a cash basis.

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

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	2020			2019
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended September 30,
Commercial and industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	1	14	14	1	66	66
Consumer	—	—	—	—	—	—
Total	1	$14	14	1	$66	66

Nine Months Ended September 30,
Commercial and industrial	1	$4	$5	—	$—	$—
Commercial, secured by real estate	—	—	—	2	258	258
Residential real estate	1	14	14	3	120	120
Consumer	—	—	—	—	—	—
Total	2	$18	$19	5	$378	$378

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the nine months ended September 30, 2020. One troubled debt restructuring with a balance of $22,000 defaulted within twelve months of the restructuring date during the third quarter 2019.

Information concerning loans that were modified during the nine months ended September 30, 2020 and 2019 and that were determined to be troubled debt restructurings follows (in thousands):

	2020	2019
Impaired loans without a valuation allowance	$5	282
Impaired loans with a valuation allowance	14	96

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that, for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

As of September 30, 2020, no loans had been modified under the provisions of Section 4013. From the beginning of the pandemic through September 30, 2020, deferments were granted to loans totaling approximately $407.4 million using the guidance provided in the revised interagency statement. Most of these loans have returned to full payment status. The unpaid principal balance of modified loans with active deferrals totaled $29.4 million at September 30, 2020.

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at September 30, 2020 and December 31, 2019 were approximately $120,546,000 and $93,596,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at September 30, 2020 was $36,000.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides at September 30, 2020 and December 31, 2019 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2020	December 31, 2019
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$2	5
Commercial, secured by real estate	—	792
Residential real estate	453	551
Other loans, including deposit overdrafts	—	—
Loans, gross	455	1,348
Less allowance for loan losses	—	—
Loans, net	$455	1,348

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$547	423
Commercial, secured by real estate	622	815
Residential real estate	606	685
Other loans, including deposit overdrafts	230	263
Loans, gross	2,005	2,186
Less allowance for loan losses	—	—
Loans, net	$2,005	2,186

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	802	1,219
Residential real estate	87	100
Other loans, including deposit overdrafts	—	—
Loans, gross	889	1,319
Less allowance for loan losses	—	—
Loans, net	$889	1,319

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$126	283
Commercial, secured by real estate	680	705
Residential real estate	1,178	1,382
Other loans, including deposit overdrafts	—	—
Loans, gross	1,984	2,370
Less allowance for loan losses	—	—
Loans, net	$1,984	2,370

Total
Commercial & industrial	$675	711
Commercial, secured by real estate	2,104	3,531
Residential real estate	2,324	2,718
Other loans, including deposit overdrafts	230	263
Loans, gross	5,333	7,223
Less allowance for loan losses	—	—
Loans, net	$5,333	7,223

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Outstanding balance	$6,590	9,139
Carrying amount	5,333	7,223

Activity during the three and nine months ended September 30, 2020 and 2019 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accretable discount at beginning of period	$204	626	480	743
Reclassification from nonaccretable discount to accretable discount	6	136	368	195
Disposals	—	—	—	1
Accretion	(27)	(131)	(665)	(308)
Accretable discount at end of period	$183	631	183	631

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Affordable housing tax credit investment	$10,000	7,000
Less amortization	1,203	810
Net affordable housing tax credit investment	$8,797	6,190

Unfunded commitment	$6,864	4,596

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 10.25 years.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Affordable Housing Tax Credit Limited Partnership (continued)
The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tax credits and other tax benefits recognized	$264	94	802	262
Tax credit amortization expense included in provision for income taxes	130	33	393	124

Note 6 – Borrowings

Borrowings at September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	Rate	Amount	Rate
FHLB long-term advances	$31,999	2.75%	$40,994	2.55%
	$31,999	2.75%	$40,994	2.55%

All advances from the Federal Home Loan Bank ("FHLB") of Cincinnati, both long-term and short-term, are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $290 million and $283 million at September 30, 2020 and December 31, 2019, respectively.  Additionally, LCNB is required to hold minimum levels of FHLB stock, based on the outstanding borrowings. Total remaining borrowing capacity at September 30, 2020 was approximately $167.5 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its remaining borrowing capacity by purchasing additional FHLB stock.

Note 7 - Leases

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and nine months ended September 30, 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$168	140	469	420
Short-term lease expense	12	11	39	37
Variable lease expense	1	3	8	8
Other	1	1	7	4
Total lease expense	$182	155	523	469

Other information related to leases at September 30, 2020 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$420
Right-of-use assets obtained in exchange for new operating lease liabilities	$653
Weighted average remaining lease term in years for operating leases	36.2
Weighted average discount rate for operating leases	3.57%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(1.0)%	(1.3)%	(0.9)%	(1.6)%
Tax exempt income on bank owned life insurance	(1.1)%	(1.1)%	(1.4)%	(0.8)%
Captive insurance premium income	(0.7)%	(0.7)%	(0.8)%	(0.8)%
Tax benefit from certain provisions of the CARES Act	—%	—%	(1.1)%	—%
Other, net	(0.3)%	(1.0)%	(0.4)%	(0.8)%
Effective tax rate	17.9%	16.9%	16.4%	17.0%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Commitments to extend credit:
Commercial loans	$27,406	50,235
Other loans
Fixed rate	16,862	4,431
Adjustable rate	2,060	1,199
Unused lines of credit:
Fixed rate	25,642	28,796
Adjustable rate	147,569	174,577
Unused overdraft protection amounts on demand and NOW accounts	16,466	16,304
Standby letters of credit	243	883
Total commitments	$236,248	276,425

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2020 totaled approximately $963,000.

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

Note 10 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Unrealized Gains on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2020
Balance at beginning of period	$4,051	(183)	3,868	857	(184)	673
Before reclassifications	286	—	286	3,655	1	3,656
Reclassifications	—	—	—	(175)	—	(175)
Balance at end of period	$4,337	(183)	4,154	4,337	(183)	4,154

2019
Balance at beginning of period	$35	(88)	(53)	(4,631)	(88)	(4,719)
Before reclassifications	829	—	829	5,482	—	5,482
Reclassifications	16	—	16	29	—	29
Balance at end of period	$880	(88)	792	880	(88)	792

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Accumulated Other Comprehensive Income (Loss), continued

Reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2020 and 2019 and the affected line items in the consolidated condensed statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2020	2019	2020	2019
Realized gains (losses) from sales of debt securities, available-for-sale	$—	(20)	221	(37)	Net gains (losses) from sales of debt securities, available-for-sale
Income tax expense (benefit)	—	(4)	46	(8)	Provision for income taxes
Reclassification adjustment, net of taxes	$—	(16)	175	(29)

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month period ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Qualified noncontributory defined benefit retirement plan	$273	215	814	730
401(k) plan	140	131	452	395

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans (continued)

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2020 and 2019 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$—	—	—	—
Interest cost	17	20	49	57
Amortization of unrecognized net loss	—	—	—	—
Net periodic pension cost	$17	20	49	57

Amounts recognized in accumulated other comprehensive income, net of tax, at September 30, 2020 and December 31, 2019 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30, 2020	December 31, 2019
Net actuarial loss	$184	184
Past service cost	—	—
Total recognized, net of tax	$184	184

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

LCNB has not granted stock option awards since 2012. Options granted to date under the 2002 Plan vest ratably over a five-year period and expire ten years after the date of grant. Stock options outstanding at September 30, 2020 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.00 - $12.99	311	$12.60	1.4	311	$12.60	1.4

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
The following table summarizes stock option activity for the periods indicated:

	Nine Months Ended September 30,
	2020			2019
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	9,904	$11.96		13,278	$11.98
Granted	—	—		—	—
Exercised	(9,593)	11.94		—	—
Expired	—	—		—	—
Outstanding, September 30,	311	12.60	—	13,278	11.98	76
Exercisable, September 30,	311	12.60	—	13,278	11.98	76
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Intrinsic value of options exercised	$46	—
Cash received from options exercised	115	—
Tax benefit realized from options exercised	5	—

No compensation costs related to option awards were recognized during 2020 or 2019.

Restricted stock awards granted under the 2015 Plan were as follows:

	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	17,752	$18.03	16,958	$18.94
Granted	19,211	16.87	12,504	16.95
Vested	(3,818)	18.45	(10,711)	18.44
Forfeited	(3,550)	16.90	—	—
Outstanding, September 30,	29,595	$17.37	18,751	$17.90

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock expense	$34	21	102	112
Tax effect	7	5	21	24

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
Unrecognized compensation expense for restricted stock awards was $445,000 at September 30, 2020 and is expected to be recognized over a period of 4.4 years.

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

Earnings per share for the three and nine months ended September 30, 2020 and 2019 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$4,250	4,727	14,333	14,082
Less allocation of earnings and dividends to participating securities	10	7	33	24
Net income allocated to common shareholders	$4,240	4,720	14,300	14,058

Weighted average common shares outstanding, gross	12,967,460	12,951,701	12,964,582	13,157,538
Less average participating securities	29,595	18,751	29,595	22,404
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	12,937,865	12,932,950	12,934,987	13,135,134
Add dilutive effect of:
Stock options	36	4,195	401	3,966
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	12,937,901	12,937,145	12,935,388	13,139,100

Earnings per common share:
Basic	$0.33	0.36	1.11	1.07
Diluted	0.33	0.36	1.11	1.07

There were no anti-dilutive stock options outstanding at September 30, 2020 or 2019.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$820	820	—	—
Mutual funds	42	42	—	—
Mutual funds measured at net asset value	1,351	1,351	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,399	2,399	—	—
U.S. Agency notes	29,268	—	29,268	—
Corporate bonds	685	—	685	—
U.S. Agency mortgage-backed securities	89,660	—	89,660	—
Municipal securities:
Non-taxable	13,083	—	13,083	—
Taxable	22,841	—	22,841	—
Total recurring fair value measurements	$160,149	4,612	155,537	—

Nonrecurring fair value measurements:
Impaired loans	$2,186	—	—	2,186
Total nonrecurring fair value measurements	$2,186	—	—	2,186

December 31, 2019
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$967	967	—	—
Mutual funds	45	45	—	—
Mutual funds measured at net asset value	1,300	1,300	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,309	2,309	—	—
U.S. Agency notes	48,984	—	48,984	—
U.S. Agency mortgage-backed securities	84,406	—	84,406	—
Municipal securities:
Non-taxable	22,321	—	22,321	—
Taxable	19,980	—	19,980	—
Total recurring fair value measurements	$180,312	4,621	175,691	—

Nonrecurring fair value measurements:
Impaired loans	$2,840	—	—	2,840
Other real estate owned and repossessed assets	197	—	—	197
Total nonrecurring fair value measurements	$3,037	—	—	3,037

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2020 and December 31, 2019 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
September 30, 2020
Impaired loans	$1,591	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	595	Discounted cash flows	Discount rate	8.25%	4.50%	6.61%

December 31, 2019
Impaired loans	$1,931	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	909	Discounted cash flows	Discount rate	8.25%	4.50%	6.83%
Other real estate owned	197	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
Carrying amounts and estimated fair values of financial instruments as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
FINANCIAL ASSETS:
Cash and cash equivalents	$24,485	24,485	24,485	—	—
Debt securities, held-to-maturity	26,941	27,277	—	—	27,277
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,334,186	1,286,554	—	—	1,286,554
Accrued interest receivable	9,559	9,559	—	9,559	—

FINANCIAL LIABILITIES:
Deposits	1,430,394	1,433,857	1,162,096	271,761	—
Long-term debt	31,999	32,727	—	32,727	—
Accrued interest payable	514	514	—	514	—

December 31, 2019
FINANCIAL ASSETS:
Cash and cash equivalents	$20,765	20,765	20,765	—	—
Debt securities, held-to-maturity	27,525	27,888	—	—	27,888
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,239,406	1,252,156	—	—	1,252,156
Accrued interest receivable	3,911	3,911	—	3,911	—

FINANCIAL LIABILITIES:
Deposits	1,348,280	1,352,061	1,004,057	348,004	—
Long-term debt	40,994	41,487	—	41,487	—
Accrued interest payable	705	705	—	705	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at September 30, 2020 and December 31, 2019.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 – Recent Accounting Pronouncements

From time to time the FASB issues an ASU to communicate changes to U.S. generally accepted accounting principles. The following information provides brief summaries of newly issued but not yet effective ASUs that could have an effect on LCNB’s financial position or results of consolidated operations:

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

LCNB has created a cross-functional CECL Committee, which reports to the Audit Committee, composed of members from the lending, trust, and finance departments. The CECL Committee has selected a vendor to assist in implementation of and ongoing compliance with the new requirements. It has completed analyzing its data collection efforts, selected a calculation model, and is currently analyzing its pool segmentation and reporting mechanisms for adoption of the new methodology. While the committee and management expect that the implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, they are continuing to evaluate the potential impact on LCNB's results of consolidated operations and financial position. The financial statement impact of this new standard cannot be reasonably estimated at this time.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 – Recent Accounting Pronouncements (continued)
ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans"
ASU No. 2018-14 was issued in August 2018. The amendments in this update modify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including the deletion, modification, and addition of certain targeted disclosures. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020. Early adoption is permitted. The amendments are to be applied on a retrospective basis to all periods presented upon adoption. Adoption of ASU No. 2018-14 will not have a material impact on LCNB's results of consolidated operations or financial position.

ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"
ASU No. 2019-12 was issued in December 2019 and simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends certain other guidance. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Adoption of ASU No. 2019-12 is not expected to have a material impact on LCNB's results of consoloidated operations or financial position.

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

The coronavirus (COVID-19) pandemic has created unprecedented challenges throughout the communities LCNB serves, the state of Ohio, the United States and the entire world. LCNB has implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers, and shareholders that continue through the date of this report, including the following:
•We addressed the safety of our 33 branches, following the guidelines of the Center for Disease Control, by temporarily closing our lobbies from March through May 2020 in an effort to encourage use of mobile banking applications and our drive-thru facilities, while allowing access to the lobbies by appointment only and only when necessary;
•We re-opened most lobbies during June and July 2020 and introduced various safety measures including the installation of clear barriers at the teller windows, placing markers on the floor to properly space customers as they wait, enhancing our cleaning procedures, and requiring the wearing of masks;
•We hold frequent executive management meetings to address issues that change rapidly;
•We have encouraged non customer service employees to work remotely from home as much as possible and have adopted technological improvements to make this possible;
•We moved our Annual Shareholders’ Meeting, held on April 21, 2020, from a physical meeting to a virtual meeting;
•We provided COVID-19 related payment deferrals to 596 loan customers with aggregate loan balances at the various times of deferral totaling approximately $407.4 million; and
•We chose to participate in the CARES Act Paycheck Protection Program ("PPP") that provided government guaranteed and potentially forgivable loans to applicants. The PPP was implemented by the Small Business Administration with support from the Department of the Treasury and provided small businesses with funds to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, and utilities. Through September 30, 2020, we were able to assist 316 small businesses and had funded $45.5 million of such loans. We believe these loans and our participation in the program is good for our customers, the employees who work for these companies, and the communities we serve.

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

Accounting for Intangibles.  LCNB’s intangible assets at September 30, 2020 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment or sooner if circumstances indicate a possible impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

Results of Operations

Net income for the three and nine months ended September 30, 2020 was $4,250,000 (total basic and diluted earnings per share of $0.33) and $14,333,000 (total basic and diluted earnings per share of $1.11), respectively. This compares to net income of $4,727,000 (total basic and diluted earnings per share of $0.36) and $14,082,000 (total basic and diluted earnings per share of $1.07) for the same three and nine month periods in 2019.

Increases in the provision for loan losses, partially due to adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic, negatively affected earnings during the 2020 periods. The provision for the three and nine months ended September 30, 2020 was $976,000 and $2,165,000, respectively, compared to $264,000 and $213,000 for the same three and nine month periods in 2019.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended September 30, 2020 vs. September 30, 2019
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2020 and September 30, 2019, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,339,608	14,379	4.27%	$1,227,806	14,872	4.81%
Interest-bearing demand deposits	21,490	17	0.31%	8,737	68	3.09%
Interest-bearing time deposits	—	—	—%	268	3	4.44%
Federal Reserve Bank stock	4,652	—	—%	4,652	—	—%
Federal Home Loan Bank stock	5,203	26	1.99%	5,203	58	4.42%
Investment securities:
Equity securities	4,329	18	1.65%	4,343	31	2.83%
Debt securities, taxable	146,847	633	1.71%	163,385	918	2.23%
Debt securities, non-taxable (2)	36,757	315	3.41%	65,702	480	2.90%
Total earnings assets	1,558,886	15,388	3.93%	1,480,096	16,430	4.40%
Non-earning assets	188,362			177,924
Allowance for loan losses	(5,250)			(3,986)
Total assets	$1,741,998			$1,654,034

Savings deposits	$730,858	348	0.19%	$695,449	651	0.37%
IRA and time certificates	281,586	1,219	1.72%	336,678	1,824	2.15%
Short-term borrowings	—	—	—%	468	3	2.54%
Long-term debt	33,020	226	2.72%	41,988	273	2.58%
Total interest-bearing liabilities	1,045,464	1,793	0.68%	1,074,583	2,751	1.02%
Demand deposits	433,129			333,575
Other liabilities	24,415			20,660
Capital	238,990			225,216
Total liabilities and capital	$1,741,998			$1,654,034
Net interest rate spread (3)			3.25%			3.38%
Net interest income and net interest margin on a taxable-equivalent basis (4)		13,595	3.47%		13,679	3.67%
Ratio of interest-earning assets to interest-bearing liabilities	149.11%			137.74%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2020 as compared to the same period in 2019.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2020 vs. 2019 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,286	(1,779)	(493)
Interest-bearing demand deposits	44	(95)	(51)
Interest-bearing time deposits	(3)	—	(3)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	(32)	(32)
Investment securities:
Equity securities	—	(13)	(13)
Debt securities, taxable	(86)	(199)	(285)
Debt securities, non-taxable	(238)	73	(165)
Total interest income	1,003	(2,045)	(1,042)

Interest-bearing Liabilities:
Savings deposits	32	(335)	(303)
IRA and time certificates	(272)	(333)	(605)
Short-term borrowings	(3)	—	(3)
Long-term debt	(61)	14	(47)
Total interest expense	(304)	(654)	(958)
Net interest income	$1,307	(1,391)	(84)

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2020 totaled $13,595,000, a decrease of $84,000 from the comparable period in 2019.  Total interest income decreased $1,042,000, substantially offset by a $958,000 decrease in total interest expense.

The $1,042,000 decrease in total interest income was due primarily to a $493,000 decrease in loan interest income and a $450,000 total decrease in interest income from taxable and non-taxable debt securities. The decrease in loan interest income was primarily due to a 54 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans, partially offset by a $111.8 million increase in the average balance of LCNB's loan portfolio. The decrease in interest income from taxable and non-taxable debt securities was due to a $45.5 million combined decrease in average debt securities and to a 52 basis point decrease in the average rate earned on taxable debt securities. Decreases in debt securities were invested in the loan portfolio and were also used to enhance liquidity.

The $958,000 decrease in total interest expense was due to a $303,000 decrease in interest expense for savings deposits and a $605,000 decrease in interest expense for IRA and time certificates. Interest expense for savings deposits decreased primarily due to an 18 basis point market-driven decrease in the average rate paid for these deposits, slightly offset by a $35.4 million increase in the average balance of these deposits. Interest expense for IRA and time certificates decreased primarily due to a 43 basis point decrease in the average rate paid for these deposits and secondarily to a $55.1 million decrease in the average balance of these deposits. Interest expense for long-term debt decreased due to a $9.0 million decrease in average debt outstanding, slightly offset by a 14 basis point increase in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Nine Months Ended September 30, 2020 vs. September 30, 2019
The following table presents, for the nine months ended September 30, 2020 and September 30, 2019, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,303,770	44,428	4.55%	$1,218,183	44,072	4.84%
Interest-bearing demand deposits	18,164	65	0.48%	8,687	195	3.00%
Interest-bearing time deposits	—	—	—%	608	11	2.42%
Federal Reserve Bank stock	4,652	140	4.02%	4,652	140	4.02%
Federal Home Loan Bank stock	5,203	91	2.34%	5,076	197	5.19%
Investment securities:
Equity securities	4,283	73	2.28%	4,285	95	2.96%
Debt securities, taxable	141,625	2,250	2.12%	158,816	2,720	2.29%
Debt securities, non-taxable (2)	39,270	997	3.39%	79,676	1,696	2.85%
Total earnings assets	1,516,967	48,044	4.23%	1,479,983	49,126	4.44%
Non-earning assets	182,866			166,252
Allowance for loan losses	(4,730)			(4,049)
Total assets	$1,695,103			$1,642,186

Savings deposits	$704,708	1,141	0.22%	$693,776	1,913	0.37%
IRA and time certificates	302,431	4,275	1.89%	326,282	5,312	2.18%
Short-term borrowings	497	7	1.88%	7,898	224	3.79%
Long-term debt	35,427	707	2.67%	43,067	762	2.37%
Total interest-bearing liabilities	1,043,063	6,130	0.79%	1,071,023	8,211	1.03%
Demand deposits	394,497			330,620
Other liabilities	22,318			16,899
Capital	235,225			223,644
Total liabilities and capital	$1,695,103			$1,642,186
Net interest rate spread (3)			3.44%			3.41%
Net interest income and net interest margin on a taxable-equivalent basis (4)		41,914	3.69%		40,915	3.70%
Ratio of interest-earning assets to interest-bearing liabilities	145.43%			138.18%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2020 as compared to the same period in 2019.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended September 30, 2020 vs. 2019 Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$2,998	(2,642)	356
Federal funds sold	—	—	—
Interest-bearing demand deposits	112	(242)	(130)
Interest-bearing time deposits	(11)	—	(11)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	5	(111)	(106)
Investment securities:
Equity securities	—	(22)	(22)
Debt securities, taxable	(282)	(188)	(470)
Debt securities, non-taxable	(980)	281	(699)
Total interest income	1,842	(2,924)	(1,082)

Interest-bearing Liabilities:
Savings deposits	30	(802)	(772)
IRA and time certificates	(370)	(667)	(1,037)
Short-term borrowings	(141)	(76)	(217)
Long-term debt	(145)	90	(55)
interest income from non-taxable debt securities	(626)	(1,455)	(2,081)
Net interest income	$2,468	(1,469)	999

Net interest income on a fully taxable-equivalent basis for the nine months ended September 30, 2020 totaled $41,914,000, an increase of $999,000 from the comparable period in 2019.  Total interest income decreased $1,082,000 and total interest expense decreased $2,081,000.

The $1,082,000 decrease in total interest income was due primarily to a $1,169,000 total decrease in interest income from taxable and non-taxable debt securities and several smaller decreases in other line items, partially offset by a $356,000 increase in loan interest income. The decrease in interest income from taxable and non-taxable debt securities was due to a $57.6 million combined decrease in average debt securities, partially offset by a 54 basis point increase in the average rate earned on non-taxable debt securities. Decreases in debt securities were invested in the loan portfolio and used to pay down short-term borrowings and long-term debt. The increase in loan interest income was caused by a $85.6 million increase in the average balance of LCNB's loan portfolio, partially offset by a 29 basis point decrease in the average rate earned on loans.

The $2,081,000 decrease in total interest expense was due to a $772,000 decrease in interest expense for savings deposits, a $1,037,000 decrease in interest expense for IRA and time certificates, and a $217,000 decrease in interest expense for short-term borrowings. Interest expense for savings deposits and IRA and time certificates decreased primarily due to, respectively, a 15 basis point and a 29 basis point market-driven decrease in the average rates paid for these deposits and secondarily to a $23.9 million total decrease in the average balance of IRA and time certificates. Interest expense for short-term borrowings decreased due to a $7.4 million decrease in average debt outstanding and to a 191 basis point decrease in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. For analysis purposes, the loan portfolio is separated into pools of similar loans. These pools include commercial and industrial loans, owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, real estate loans secured by farms, real estate loans secured by multi-family dwellings, residential real estate loans secured by senior liens on 1-4 family dwellings, residential real estate loans secured by junior liens on 1-4 family dwellings, home equity line of credit loans, consumer loans, loans for agricultural purposes not secured by real estate, construction loans secured by 1-4 family dwellings, construction loans secured by other real estate, and several smaller classifications. Within each pool of loans, LCNB examines a variety of factors to determine the adequacy of the allowance for loan losses, including historic charge-off percentages, overall pool quality, a review of specific problem loans, current economic trends and conditions that may affect borrowers' ability to pay, and the nature, volume, and consistency of the loan pool.

The provision for loan losses for the three and nine months ended September 30, 2020 was, respectively, $712,000 and $1,952,000 greater than the comparable periods in 2019. The 2020 periods included qualitative adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three and nine months ended September 30, 2020 were, respectively, $18,000 and $236,000, as compared to respective net charge-offs of $209,000 and $92,000 for the same three and nine month periods in 2019.

Non-Interest Income

A comparison of non-interest income for the three and nine months ended September 30, 2020 and September 30, 2019 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Difference	2020	2019	Difference
Fiduciary income	$1,275	1,123	152	3,579	3,215	364
Service charges and fees on deposit accounts	1,506	1,616	(110)	4,038	4,421	(383)
Net gains (losses) from sales of debt securities, available-for-sale	—	(20)	20	221	(37)	258
Bank owned life insurance income	275	289	(14)	1,163	654	509
Gains from sales of loans	999	114	885	1,436	207	1,229
Other operating income	223	234	(11)	999	666	333
Total non-interest income	$4,278	3,356	922	11,436	9,126	2,310

Reasons for changes include:
•Fiduciary income increased primarily due to growth in the market value of assets serviced.
•Service charges and fees on deposit accounts decreased primarily due to decreases in overdraft fees and fee income recognized on Insured Cash Sweep ("ICS") deposit products, partially offset by increases in check card income.
•Net gains (losses) from sales of available-for-sale debt securities for the nine month period increased due to market valuations at the times of sales, as the volume of debt securities sold during the 2020 period was less than that for the 2019 period.
•Bank owned life insurance income increased during the nine month period due to $12.0 million of new policies purchased at the beginning of the third quarter 2019 and to a mortality benefit recognized during the first quarter 2020.
•Gains from sales of loans increased primarily due to a greater volume of residential real estate loan sales; approximately $42.2 million of loans were sold during the nine months ended September 30, 2020 compared to $10.4 million of loan sales during the same period in 2019.
•Other operating income increased during the nine month period primarily due to net gains realized from the sale of equity security investments, partially offset by unrealized net losses from equity securities held in the portfolio.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Interest Expense

A comparison of non-interest expense for the three and nine months ended September 30, 2020 and September 30, 2019 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Difference	2020	2019	Difference
Salaries and employee benefits	$6,863	6,403	460	20,279	18,808	1,471
Equipment expenses	341	322	19	917	866	51
Occupancy expense, net	740	751	(11)	2,145	2,258	(113)
State financial institutions tax	424	433	(9)	1,280	1,307	(27)
Marketing	471	410	61	906	1,009	(103)
Amortization of intangibles	263	263	—	783	780	3
FDIC insurance premiums	112	(13)	125	142	225	(83)
Contracted services	435	455	(20)	1,312	1,394	(82)
Other real estate owned	2	1	1	(7)	52	(59)
Merger-related expenses	—	27	(27)	—	114	(114)
Other non-interest expense	2,002	1,930	72	6,084	5,702	382
Total non-interest expense	$11,653	10,982	671	33,841	32,515	1,326

Reasons for changes include:
•Salaries and employee benefits increased 7.2% and 7.8% for the respective three and nine month periods primarily due to salary and wage increases and newly hired employees, including additional business development positions. An increase in health insurance costs also contributed to the increase in salaries and employee benefits.
•Occupancy expense decreased during the nine month period primarily due to decreases in facility repair and maintenance costs.
•Marketing decreased during the nine month period primarily due to a realignment of LCNB's marketing strategy.
•FDIC insurance premiums for the nine month period of 2020 reflects Small Bank Assessment Credits received from the FDIC during the first and second quarters 2020 because the Deposit Insurance Fund was above the mandated 1.35% level. LCNB has received the full amount of the credit during the first two quarters of 2020 and the third quarter premium payment was at its normal level.
•Other non-interest expense increased partially due to a strategic decision to outsource LCNB's ATM operations to a third-party vendor, relieving LCNB branch personnel from various ATM maintenance responsibilities
.
Income Taxes

LCNB's effective tax rate for the three and nine months ended September 30, 2020 was 17.9% and 16.4%, respectively, compared to 16.9% and 17.0% for the respective three and nine months ended September 30, 2019.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. A one-time tax benefit recognized as a result of certain provisions in the Coronavirus Aid, Relief, & Economic Security ("CARES") Act passed by Congress and signed by President Trump during the first quarter 2020 also contributed to the difference during the 2020 nine month period.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition

A comparison of balance sheet line items at September 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

	September 30, 2020	December 31, 2019	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$24,485	20,765	3,720	17.91%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,213	2,312	(99)	(4.28)%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	157,936	178,000	(20,064)	(11.27)%
Debt securities, held-to-maturity, at cost	26,941	27,525	(584)	(2.12)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	5,203	5,203	—	—%
Loans, net	1,334,186	1,239,406	94,780	7.65%
Premises and equipment, net	35,309	34,787	522	1.50%
Operating lease right-of-use assets	5,729	5,444	285	5.24%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	3,539	4,006	(467)	(11.66)%
Bank owned life insurance	41,871	41,667	204	0.49%
Interest receivable	9,559	3,926	5,633	143.48%
Other assets	12,672	10,295	2,377	23.09%
Total assets	$1,725,615	1,639,308	86,307	5.26%

LIABILITIES:
Deposits:
Non-interest-bearing	$426,989	354,391	72,598	20.49%
Interest-bearing	1,003,405	993,889	9,516	0.96%
Total deposits	1,430,394	1,348,280	82,114	6.09%
Long-term debt	31,999	40,994	(8,995)	(21.94)%
Operating lease liabilities	5,790	5,446	344	6.32%
Accrued interest and other liabilities	18,847	16,540	2,307	13.95%
Total liabilities	1,487,030	1,411,260	75,770	5.37%

TOTAL SHAREHOLDERS' EQUITY	238,585	228,048	10,537	4.62%
Total liabilities and shareholders' equity	$1,725,615	1,639,308	86,307	5.26%

Reasons for changes include:
•Debt securities, available-for-sale, decreased due to sales of securities with a total book value of $8.6 million and maturities and calls of securities totaling $48.6 million. These decreases were partially offset by purchases totaling $33.4 million and by a net increase in fair values totaling $4.4 million. The net funds received were invested in the loan portfolio, used to help pay down long-term debt, and used to increase liquidity.
•Net loans increased due to organic growth in the loan portfolio, including PPP loans with carrying value of $45.3 million at September 30, 2020. Most of the growth occurred in the commercial and industrial and commercial real estate portfolios.
•Premises and equipment, net increased due primarily to Main Office remodeling costs, partially offset by depreciation expense.
•Operating lease right-of-use assets and operating lease liabilities increased due to the replacement of previously owned ATMs with outsourced ATMs.
•Core deposit and other intangibles decreased due to amortization of core deposit intangibles.
•Interest receivable increased primarily due to interest accrued on COVID-19 related loan payment deferrals.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Other assets increased primarily due to a $3.0 million affordable housing tax credit investment made during the second quarter 2020.
•Non-interest-bearing deposits and interest-bearing deposits have grown substantially since the start of the COVID-19 pandemic. Management believes the growth reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits and NOW and savings accounts have grown, while balances in IRA and time deposits have decreased.
•Long-term debt decreased due to payoffs of matured debt. There were no new borrowings during 2020.
•Accrued interest and other liabilities increased primarily due to payables connected with the $3.0 million affordable housing tax credit investment mentioned above.
•Total shareholders' equity increased primarily due to earnings retained during the first nine months of 2020 and to a $3.5 million increase in accumulated other comprehensive income, net of taxes caused by market-driven increases in the fair value of LCNB's debt security investments. These increases were partially offset by dividends paid to shareholders.

Goodwill

LCNB performs an impairment test of the carrying value of goodwill annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Impairment indicators that may be considered include the condition of the economy and banking industry; estimated future cash flows; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of LCNB’s stock and other relevant events. These and other factors could lead to a conclusion that goodwill is impaired, which would require LCNB to write off the difference between the estimated fair value of the company and the carrying value. Given the current economic environment resulting from the COVID-19 pandemic, the probability of such impairments has increased. Specifically, the market price of LCNB's common stock decreased, similar to decreases experienced by other financial institutions. Accordingly, an interim impairment test was conducted as of June 30, 2020. At the conclusion of the assessment, management determined that fair value exceeded carrying value and that an impairment charge was not necessary at that time. After reviewing developments during the third quarter 2020, management determined that an impairment test was not necessary at September 30, 2020. Management will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

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

In addition to the minimum a financial institution needs to maintain a Capital Conservation Buffer composed of Common Equity Tier 1 Capital of at least 2.5% above its minimum risk-weighted capital requirements to avoid limitations on its ability to make capital distributions, including dividend payments to shareholders and certain discretionary bonus payments to executive officers. A financial institution with a buffer below 2.5% is subject to increasingly stringent limitations on capital distributions as the buffer approaches zero.

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

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. It may be used beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the September 30, 2020 regulatory capital calculations.

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Regulatory Capital:
Shareholders' equity	$235,371	222,065
Goodwill and other intangibles	(61,961)	(62,744)
Accumulated other comprehensive (income) loss	(4,155)	(673)
Tier 1 risk-based capital	169,255	158,648
Eligible allowance for loan losses	5,974	4,045
Total risk-based capital	$175,229	162,693
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.28%	12.21%
Tier 1 Capital to risk-weighted assets	12.28%	12.21%
Total Capital to risk-weighted assets	12.72%	12.52%
Leverage	10.12%	10.06%

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

Total remaining borrowing capacity with the Federal Home Loan Bank at September 30, 2020 was approximately $167.5 million. One of the factors limiting remaining borrowing capacity is ownership of FHLB stock. LCNB could increase its borrowing capacity by purchasing additional FHLB stock. In addition, additional borrowings of approximately $55.0 million were available through the line of credit arrangements at September 30, 2020.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
On April 9, 2020, the Federal Reserve established the Paycheck Protection Program Liquidity Facility ("PPPLF") to bolster the effectiveness of the Small Business Administration’s Paycheck Protection Program ("PPP"). The PPPLF will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. LCNB management has decided not to currently use the PPPLF as a source of liquidity, as other sources of liquidity are believed to be adequate at this time.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2020 IRSA indicates that an increase in interest rates of 200 basis points or more will have a positive effect on NII and a 100 basis point decrease or decrease in interest rates will have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$61,192	3,195	5.51%
Up 300	60,092	2,095	3.61%
Up 200	59,002	1,005	1.73%
Up 100	57,877	(120)	(0.21)%
Base	57,997	—	—%
Down 100	56,277	(1,720)	(2.97)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2020 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a 100 basis point decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$197,998	(31,180)	(13.61)%
Up 300	206,277	(22,901)	(9.99)%
Up 200	213,969	(15,209)	(6.64)%
Up 100	220,726	(8,452)	(3.69)%
Base	229,178	—	—%
Down 100	271,658	42,480	18.54%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2020, LCNB's disclosure controls and procedures were effective.

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

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public have taken and are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of or restrictions on the operations of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance.

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

On August 24, 2020, LCNB's Board of Directors authorized a share repurchase program (the “Program”). Under the terms of the Program, LCNB is authorized to repurchase up to 645,000 of its outstanding common shares. The Program is authorized to last no longer than five years. The Program replaced and superseded LCNB’s prior share repurchase program, which was adopted in April 2019.

Under the Program, LCNB may purchase common shares through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at LCNB's discretion. Factors include, but are not limited to, share price, trading volume, and general market conditions, along with LCNB’s general business conditions. The Program may be suspended or discontinued at any time and does not obligate LCNB to acquire any specific number of its common shares.

As part of the Program, LCNB entered into a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The 10b5-1 trading plan permits common shares to be repurchased at times that LCNB might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan is administered by an independent broker and is subject to price, market volume, and timing restrictions.

The following table sets forth information relating to repurchases made under the Program during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 2020	7,980	$14.83	7,980	637,020
September 2020	47,610	$14.13	47,610	589,410

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Extensible Business Reporting Language: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 9, 2020	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

November 9, 2020	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer