Form 10-K
period 2020-12-31
LCNB CORP
filed 2021-03-10
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☒ Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer ☒                    Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes         ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2020, determined using a per share closing price on that date of $15.96 as quoted on the NASDAQ Capital Market, was $195,144,851.

As of March 9, 2021, 12,814,987 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 20, 2021, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2020 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2020

LCNB CORP. AND SUBSIDIARIES

PART I

Glossary of Abbreviations and Acronyms

ASC            Accounting Standards Codification
ASU            Accounting Standards Update
Bank            LCNB National Bank
BNB            BNB Bancorp, Inc.
Brookville National    Brookville National Bank
BSA            Bank Secrecy Act
CARES Act        Coronavirus Aid, Relief, and Economic Security Act
CEO            Chief Executive Officer
CFO    `        Chief Financial Officer
CFPB            Consumer Financial Protection Bureau
Citizens National        Citizens National Bank
CFB            Columbus First Bancorp, Inc.
Columbus First        Columbus First Bank
Company        LCNB Corp. and its consolidated subsidiaries as a whole
CRA            Community Reinvestment Act of 1977
DEI            Diversity, Equity, and Inclusion
DIF            Deposit Insurance Fund
Dodd-Frank Act        Dodd-Frank Wall Street Reform and Consumer Protection Act
Eaton National        Eaton National Bank & Trust Co.
FASB            Financial Accounting Standards Board
FDIC            Federal Deposit Insurance Corporation
FHLB            Federal Home Loan Bank
First Capital        First Capital Bancshares, Inc.
ICS            Insured Cash Sweep
LCNB            LCNB Corp. and its consolidated subsidiaries as a whole
OCC            Office of the Comptroller of the Currency
PPP            Paycheck Protection Program
PPPLF            Paycheck Protection Program Liquidity Facility
SBA            Small Business Administration
SEC            Securities and Exchange Commission
SVP            Senior Vice President

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

LCNB CORP. AND SUBSIDIARIES

2.the significant risks and uncertainties for LCNB's business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios and other regulatory requirements, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its influence on financial markets, the effectiveness of LCNB's work from home arrangements and staffing levels in operational facilities, the impact of market participants on which LCNB relies, and actions taken by governmental authorities and other third parties in response to the pandemic;
3.the disruption of global, national, state, and local economies associated with the COVID-19 pandemic, which could effect LCNB's liquidity and capital positions, impair the ability of our borrowers to repay outstanding loans, impair collateral values, and further increase the allowance for credit losses;
4.LCNB’s ability to integrate recent and any future acquisitions may be unsuccessful, or may be more difficult, time-consuming, or costly than expected;
5.LCNB may incur increased loan charge-offs in the future;
6.LCNB may face competitive loss of customers;
7.changes in the interest rate environment may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;
8.changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;
9.changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;
10.LCNB may experience difficulties growing loan and deposit balances;
11.United States trade relations with foreign countries could negatively impact the financial condition of LCNB's customers, which could adversely affect LCNB 's operating results and financial condition;
12.deterioration in the financial condition of the U.S. banking system may impact the valuations of investments LCNB has made in the securities of other financial institutions resulting in either actual losses or other than temporary impairments on such investments;
13.difficulties with technology or data security breaches, including cyberattacks, that could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others;
14.adverse weather events and natural disasters and global and/or national epidemics; and
15.government intervention in the U.S. financial system, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the CARES Act, the Dodd-Frank Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act.

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

DESCRIPTION OF LCNB'S BUSINESS

General Description

LCNB Corp., an Ohio corporation formed in December 1998, is a financial holding company headquartered in Lebanon, Ohio.  Substantially all of the assets, liabilities and operations of LCNB Corp. are attributable to its wholly-owned subsidiary, LCNB National Bank.  LCNB Risk Management, Inc., a captive insurance agency, was incorporated in Nevada by LCNB Corp. during the second quarter 2017. The predecessor of LCNB Corp., the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly-owned subsidiary of LCNB Corp.

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

LCNB CORP. AND SUBSIDIARIES

The Wealth Management Division of the Bank provides complete trust administration, estate settlement, and fiduciary services and also offers investment management of trusts, agency accounts, individual retirement accounts, and foundations/endowments.

Security brokerage services are offered by the Bank through arrangements with LPL Financial LLC, a registered broker/dealer.  Licensed brokers offer a full range of investment services and products, including financial needs analysis, mutual funds, securities trading, annuities, and life insurance.

Other services offered include safe deposit boxes, night depositories, cashier's checks, bank-by-mail, ATMs, cash and transaction services, debit cards, wire transfers, electronic funds transfer, utility bill collections, notary public service, cash management services, 24-hour telephone banking, PC Internet banking, mobile banking, and other services tailored for both individuals and businesses.

The Bank is not dependent upon any one significant customer or specific industry.  Business is not seasonal to any material degree.

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Primary Market Area

The Bank considers its primary market area to consist of counties where it has a physical presence and neighboring counties, which includes Southwestern and South Central Ohio. At December 31, 2020, the Bank had:
•33 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Fayette, Franklin, Hamilton, Montgomery, Preble, and Ross Counties, Ohio,
•an Operations Center in Warren County, Ohio,
•and 36 ATMs.

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

LCNB CORP. AND SUBSIDIARIES

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies, financial holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the DIF of the FDIC. The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiaries.

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

The Bank is subject to the provisions of the National Bank Act.  The Bank is subject to primary supervision, regulation and examination by the OCC. The Bank is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the FDIC.

Banking Operations.

LCNB Corp. and the Bank are subject to an extensive array of banking laws and regulations that are intended primarily for the protection of the Bank’s customers and depositors.  These laws and regulations govern such areas as permissible activities, loans and investments, and rates of interest that can be charged on loans and reserves.  LCNB Corp. and the Bank also are subject to general U.S. federal laws and regulations and to the laws and regulations of the State of Ohio.  Set forth below are brief descriptions of selected laws and regulations applicable to LCNB Corp. and the Bank.

LCNB CORP. AND SUBSIDIARIES

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

Deposit Insurance Coverage and Assessments

The Bank is FDIC insured. Through the DIF, the FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions up to applicable limits (currently $250,000 per depositor).

The Bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Through December 31, 2020, the assessment rate for the Bank was at the lowest risk-based premium available, which was 3.00% of the assessment base per annum. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past.

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

The Dodd-Frank Act required the FDIC to offset the effect of increasing the reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion, such as the Bank. In September 2018, the reserve ratio reached 1.36% at which time banks with assets of less than $10 billion were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. The Bank’s assessment credit totaled $413,000 of which $223,000 was applied against the September 30, 2019 and December 31, 2019 assessment invoices and $190,000 was applied against the March 31, 2020 and June 30, 2020 assessment invoices.

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

LCNB CORP. AND SUBSIDIARIES

Dividends

LCNB Corp. is a legal entity separate and distinct from the Bank. LCNB Corp. receives most of its revenue from dividends paid to it by the Bank. Described below are some of the laws and regulations that apply when either LCNB Corp. or the Bank pay or paid dividends.

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

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) tier 2 capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Rules’ specific requirements. LCNB Corp. does not have any non-cumulative perpetual preferred stock or subordinated notes.

LCNB CORP. AND SUBSIDIARIES

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

As of December 31, 2020, LCNB had a total risk-based capital ratio of 12.48%, a tier 1 capital to risk-weighted asset ratio of 12.48%, a CET1 to risk-weighted assets ratio of 12.91% and a leverage ratio of 10.06%. These regulatory capital ratios were calculated under the Basel III Rules.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets, and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. LCNB Corp. and the Bank have not opted to use the community bank leverage ratio framework, but may make such an election in the future.

Prompt Corrective Action

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

Under current regulations, the Bank was “well capitalized” as of December 31, 2020.

LCNB CORP. AND SUBSIDIARIES

Community Reinvestment Act of 1977

The CRA subjects a bank to regulatory assessment to determine if the institution meets the credit needs of its entire community, including low-and moderate-income neighborhoods served by the bank, and to take that determination into account in its evaluation of any application made by such bank for, among other things, approval of the acquisition or establishment of a branch or other depository facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution’s record of meeting the credit needs of its entire community and assigns a rating. These ratings are “Outstanding,” “Satisfactory,” “Needs Improvement,” and “Substantial Non-Compliance.” Institutions with ratings lower than “Satisfactory” may be restricted from engaging in the aforementioned activities. Management believes the Bank has taken and takes significant actions to comply with the CRA and it received a “Satisfactory” rating in its most recent review by federal regulators with respect to its compliance with the CRA.

BSA and AML

Under the BSA, financial institutions are required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion, or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an “anti-money laundering” law (“AML”). Several AML acts, including provisions in Title III of the USA PATRIOT Act of 2001, have been enacted to amend the BSA. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers.

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

LCNB CORP. AND SUBSIDIARIES

Consumer Financial Protection Bureau

The Dodd-Frank Act created an independent federal agency called the Consumer Financial Protection Bureau, which is granted broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits the state attorney general to enforce compliance with both the state and federal laws and regulations.

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

LCNB CORP. AND SUBSIDIARIES

Dodd-Frank Act and Regulatory Relief Act

The Dodd-Frank Act, which was enacted in July 2010, effected a fundamental restructuring of federal banking regulation. In addition to those provisions discussed above, among the Dodd-Frank Act provisions that have affected LCNB are the following:
•creation of a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms;
•elimination of the federal statutory prohibition against the payment of interest on business checking accounts;
•prohibition on state-chartered banks engaging in derivatives transactions unless the loans to one borrower of the state in which the bank is chartered takes into consideration credit exposure to derivative transactions. For this purpose, derivative transactions include any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodity securities, currencies, interest or other rates, indices, or other assets;
•requirement that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction and 5 basis points multiplied by the value of the transaction. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks; and
•restrictions under the Volcker Rule of the Company’s ability to engage in proprietary trading and to invest in, sponsor and engage in certain types of transactions with certain private funds. The Company had until July 15, 2015 to fully conform to the Volcker Rule's restrictions.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act") was signed into law on May 24, 2018. The Regulatory Relief Act scales back certain aspects of the Dodd-Frank Act and provides other regulatory relief for financial institutions. Certain provisions affecting LCNB include:
•Simplifying regulatory capital requirements by providing that banks with less than $10 billion in total consolidated assets that meet a to-be-developed community bank leverage ratio of tangible equity to average consolidated assets between eight and ten percent will be deemed to be in compliance with risk-based capital and leverage requirements.
•Changing how federal financial institution regulators classify certain municipal securities assets under the liquidity coverage ratio rule;
•Exempting certain reciprocal deposits from treatment as brokered deposits under the FDIC's brokered deposits rule;
•Exempting banks with less than $10 billion in total consolidated assets from certain provisions under the Volcker Rule; and
•Authorizing new banking procedures to better facilitate online transactions.

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

LCNB CORP. AND SUBSIDIARIES

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

Human Capital

As of December 31, 2020, LCNB employed 331 full-time equivalent employees working throughout the ten Ohio counties in which LCNB operates. LCNB considers these individuals the most important influence contributing to the Bank’s success and is committed to investing in their ongoing growth and development.

LCNB places a high priority on training and development and has enjoyed a long history of promoting from within the organization. Through a blend of strong internal talent and diverse new talent, the Bank has been able to successfully navigate the ongoing challenges related to talent depth and the need to obtain or enhance specific skill sets as it grows and develops new products and services. LCNB continues to look at innovative, cost effective, and efficient ways to educate and develop its employees.

LCNB places a high priority on overall employee well-being and satisfaction, providing employees with compensation and benefits that are competitive with those provided by other financial institutions and major employers within LCNB's market area. In addition to traditional benefits, which include health, dental, life, vision, and long-term disability insurance, LCNB offers other voluntary coverages. Some of these benefits are paid for by the Bank, others are shared cost, and some are employee-paid. Additional benefits include a matching 401-K plan, as well as performance bonus and tuition reimbursement plans.

LCNB has an active Wellness Committee that assists in the well-being of all employees. The committee promotes activities, education, and consultation that improve the health and lives of employees and their families. While this initiative is important every year, it was extremely important in 2020 as we went through and continue to go through the COVID-19 pandemic period. In addition to these efforts, LCNB also offers a no-cost Employee Assistance Program (EAP) benefit for both full-time and part-time employees and members of their households. These confidential services continue to be promoted and utilized.

Fostering a culture of open and transparent communication is always extremely important, however enhancing this area was and is critical for employment comfort and engagement. In 2020, the Bank began quarterly Town Hall meetings with all employees. In addition, senior management provides weekly informational updates through email to all employees, offering to participate in departmental or branch staff meetings. Both the quarterly Town Hall meetings and the employee updates will continue in 2021.

LCNB supports a welcoming environment that celebrates diversity, equity, and inclusion for all. Its employee-based DEI Committee is working to expand education and sharing experiences; acknowledge, celebrate, and encourage diverse recruitment efforts, backgrounds, and lifestyles; and communicate and share LCNB's commitment to diversity, equity and inclusion. LCNB has partnered with a third party to facilitate progress within the DEI Committee. Past efforts include an employee survey and unconscious bias education for officers and managers.

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

LCNB CORP. AND SUBSIDIARIES

Investment Portfolio

The following table presents the carrying values of securities for the years indicated:

	At December 31,
	2020	2019	2018
	(In thousands)
Debt securities available-for-sale:
U.S. Treasury notes	$2,388	2,309	2,235
U.S. Agency notes	67,900	48,984	78,340
U.S. Agency mortgage-backed securities	91,634	84,406	55,610
Corporate securities	1,179	—	—
Municipal securities	46,370	42,301	102,236
Total debt securities available-for-sale	209,471	178,000	238,421

Debt securities held-to-maturity:
Municipal securities	24,810	27,525	29,721

Equity securities with a readily determinable fair value:
Mutual funds	1,402	1,345	1,559
Equity securities	987	967	519
Equity securities without a readily determinable fair value:
Mutual funds	2,000	2,000	2,000
Equity securities	99	99	99
Federal Reserve Bank stock	4,652	4,652	4,653
Federal Home Loan Bank stock	5,203	5,203	4,845
Total securities	$248,624	219,791	281,817

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of securities at December 31, 2020, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$—	—	—%	$—	—	—%
One to five years	2,268	2,388	2.07%	—	—	—%
Five to ten years	—	—	—%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	2,268	2,388	2.07%	—	—	—%

U.S. Agency notes:
Within one year	—	—	—%	—	—	—%
One to five years	28,703	29,049	0.88%	—	—	—%
Five to ten years	38,280	38,851	1.11%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	66,983	67,900	1.01%	—	—	—%

Corporate bonds:
Within one year	—	—	—%	—	—	—%
One to five years	—	—	—%	—	—	—%
Five to ten years	1,200	1,179	4.29%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total corporate bonds	1,200	1,179	4.29%	—	—	—%

Municipal securities (1):
Within one year	3,795	3,846	2.56%	2,135	2,144	2.06%
One to five years	16,728	17,401	2.56%	5,676	5,758	2.40%
Five to ten years	23,808	24,387	1.73%	2,055	2,097	3.66%
After ten years	729	736	3.77%	14,944	14,961	5.05%
Total Municipal securities	45,060	46,370	2.14%	24,810	24,960	4.07%

U.S. Agency mortgage-backed securities	88,455	91,634	1.87%	—	—	—%

Totals	$203,966	209,471	1.66%	24,810	24,960	4.07%

(1) Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 21.0% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2020.

LCNB CORP. AND SUBSIDIARIES

Loan Portfolio

Administration of the lending function is the responsibility of the Chief Lending Officer and certain senior portfolio lenders. Lenders perform their duties subject to oversight and policy direction from the Board of Directors and the Loan Committee. The Loan Committee consists of LCNB’s Chief Executive Officer, Chief Financial Officer, Chief Trust Officer, Chief Lending Officer, Chief Credit Officer, Loan Operations Officer, credit analysts, and the officers in charge of the commercial and retail loan portfolios.

All commercial loan officers are authorized to accept loan applications and have various, designated lending limits for the approval of loans.  A loan application for an amount outside a particular officer's lending limit needs to be approved by an officer or officers with a board designated lending limit sufficient for that loan.  Board approval is required on any loan with critical policy exceptions or that will exceed designated lending limits for specified loan officers or committees.

Interest rates charged by the Bank vary with degree of risk, type of loan, amount, complexity, repricing frequency and other relevant factors associated with the loan.

The following table summarizes the distribution of the loan portfolio for the years indicated:

	At December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial and industrial	$100,254	7.7%	$78,306	6.3%	$77,740	6.5%	$36,057	4.2%	$41,878	5.1%
Commercial, secured by real estate	843,230	64.9%	804,953	64.7%	740,647	61.8%	527,947	62.2%	477,275	58.2%
Residential real estate	309,692	23.8%	322,533	26.0%	349,127	29.1%	251,582	29.6%	265,788	32.5%
Consumer	36,917	2.8%	25,232	2.0%	17,283	1.5%	17,450	2.1%	19,173	2.3%
Agricultural	10,100	0.8%	11,509	0.9%	13,297	1.1%	15,194	1.8%	14,802	1.8%
Other loans, including deposit overdrafts	363	—%	1,193	0.1%	450	—%	539	0.1%	633	0.1%
	1,300,556	100.0%	1,243,726	100.0%	1,198,544	100.0%	848,769	100.0%	819,549	100.0%
Deferred origination costs (fees), net	(1,135)		(275)		79		291		254
Total loans	1,299,421		1,243,451		1,198,623		849,060		819,803
Less allowance for loan losses	5,728		4,045		4,046		3,403		3,575
Loans, net	$1,293,693		$1,239,406		$1,194,577		$845,657		$816,228

As of December 31, 2020, 2019, and 2018, there were no concentrations of loans exceeding 10% of total loans that are not already disclosed as a category of loans in the above table, except for loans secured by multifamily properties. Loans secured by multifamily properties, which are included in the commercial, secured by real estate category in the above table, totaled $156,191,000, or 12.0% of total loans, at December 31, 2020, $156,277,000, or 12.6% of total loans, at December 31, 2019, and $129,266,000, or 10.8% of total loans, at December 31, 2018.

LCNB CORP. AND SUBSIDIARIES

The following table summarizes the commercial and agricultural loan maturities and sensitivities to interest rate change at December 31, 2020:

(In thousands)
Maturing in one year or less	$48,315
Maturing after one year, but within five years	151,043
Maturing beyond five years	754,226
Total commercial and agricultural loans	$953,584

Loans maturing beyond one year:
Fixed rate	$352,187
Variable rate	553,082
Total	$905,269

Risk Elements

The following table summarizes non-accrual, past-due, and accruing restructured loans for the dates indicated:

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans	$3,718	3,210	2,951	2,965	5,725
Past-due 90 days or more and still accruing	—	—	149	—	23
Accruing restructured loans	5,176	6,609	10,516	10,469	11,731
Total	$8,894	9,819	13,616	13,434	17,479
Percent to total loans	0.68%	0.79%	1.14%	1.58%	2.13%

LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

At December 31, 2020, there were no material additional loans not classified as acquired credit impaired or already disclosed as non-accrual, accruing restructured, or accruing past due 90 days or more where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Summary of Loan Loss Experience

The table summarizing the activity related to the allowance for loan losses is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LCNB CORP. AND SUBSIDIARIES

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$816	7.7%	$456	6.3%	$400	6.5%	$378	4.2%	$350	5.1%
Commercial, secured by real estate	3,903	64.9%	2,924	64.7%	2,745	61.8%	2,178	62.2%	2,179	58.2%
Residential real estate	837	23.8%	528	26.0%	767	29.1%	717	29.6%	885	32.5%
Consumer	153	2.8%	99	2.0%	87	1.5%	76	2.1%	96	2.3%
Agricultural	28	0.8%	34	0.9%	46	1.1%	53	1.8%	60	1.8%
Other loans, including deposit overdrafts	(9)	—%	4	0.1%	1	—%	1	0.1%	5	0.1%
Total	$5,728	100.0%	$4,045	100.0%	$4,046	100.0%	$3,403	100.0%	$3,575	100.0%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the contractual maturity of time deposits of $100,000 or more at December 31, 2020:

(In thousands)
Maturity within 3 months	$28,500
After 3 but within 6 months	17,694
After 6 but within 12 months	30,808
After 12 months	36,365
$113,367

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

Risks Related to Economic and Market Conditions

The ultimate long-term impact on LCNB's business and financial results from the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public have taken and are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of or restrictions on the operations of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the U.S. economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the emergence of new strains of the virus that cause COVID-19 and their effects on the population, the scale of distribution and public acceptance of vaccines for COVID-19 and whether these vaccines will be effective against any new strains that may emerge, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity, and capital levels.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, may affect us, including requiring us to record additional loan loss provision or to charge off loans.
LCNB’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond LCNB’s control, especially in light of COVID-19, may affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans, and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world affect the economy and stock prices in the United States, which can affect LCNB’s earnings and capital and the ability of its customers to repay loans. Due to LCNB’s volume of real estate loans, declining real estate values could affect the value of property used as collateral as well as LCNB’s ability to sell the collateral upon foreclosure.

If the strength of the United States economy in general and the strength of the local economies in which LCNB conducts operations decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on the loan portfolio and allowance for credit losses. These factors could also result in higher delinquencies and greater charge-offs in future periods, which would materially affect LCNB's financial condition and results of operations.

There is no assurance that LCNB's non-impaired loans will not become impaired or that impaired loans will not suffer further deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may result in increased charge-offs and, consequently, reduce net income. These fluctuations are not predictable, cannot be controlled, and may have a material impact on LCNB's operations and financial condition even if other favorable events occur.

LCNB CORP. AND SUBSIDIARIES

Declining values of real estate, increases in unemployment, insurance market disruptions, and the related effects on local economies may increase LCNB's credit losses, which would negatively affect financial results.
LCNB offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many loans are secured by real estate (both residential and commercial) within LCNB's market area. A major change in the real estate market, such as deterioration in the value of collateral or in the local or national economy, could affect customers’ ability to pay these loans, which in turn could impact LCNB's results of operations and financial condition. Additionally, increases in unemployment also may affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment, may result in loan defaults and foreclosures and may impair the value of loan collateral. This is especially relevant in light of COVID-19's impact on national and local economies. Loan defaults and foreclosures are unavoidable in the banking industry and management tries to limit exposure to this risk by monitoring carefully LCNB's extensions of credit. LCNB cannot fully eliminate credit risk and, as a result, credit losses may increase in the future.

Risks Related to LCNB's Operations
LCNB’s loan portfolio includes a substantial amount of commercial and industrial loans and commercial real estate loans, which may have more risks than residential or consumer loans.
LCNB’s commercial and industrial and commercial real estate loans comprise a substantial portion of its total loan portfolio. These loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than home equity, residential mortgage, or consumer loans. The potential for increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans, the size of loan balances, the effects of general economic conditions on businesses and loans secured by income-producing properties, and the continual evaluation and monitoring of these types of loans.

The repayment of loans secured by commercial real estate is often dependent upon the successful operation, development, or sale of the related real estate or commercial business and may, therefore, be subject to adverse conditions in the real estate market or economy. If the cash flow from operations is reduced, the borrower’s ability to repay the loan may be impaired. In such cases, LCNB may take actions to protect its financial interest in the loan.  Such actions may include foreclosure on the real estate securing the loan, taking possession of other collateral that may have been pledged as security for the loan, or modifying the terms of the loan.  If foreclosed on, commercial real estate is often unique and may be difficult to liquidate.

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

Risk factors related to LCNB’s Wealth Management business.

Competition for wealth management business is intense.  Competitors include other commercial bank and trust companies, brokerage firms, investment advisory firms, mutual fund companies, accountants, and attorneys.

LCNB’s Wealth Management business is directly affected by conditions in the debt and equity securities markets.  The debt and equity securities markets are affected by, among other factors, domestic and foreign economic conditions and the monetary and fiscal policies of the United States government, all of which are beyond LCNB’s control.  Changes in economic conditions may directly affect the economic performance of the trust accounts in which clients’ assets are invested.  A decline in the fair value of the trust accounts caused by a decline in general economic conditions directly affects LCNB’s trust fee income because such fees are primarily based on the fair value of the trust accounts.  In addition, a sustained decrease in the performance of the trust accounts or a lack of sustained growth may encourage clients to seek alternative investment options.

The management of trust accounts is subject to the risk of mistaken distributions, poor investment choices, and miscellaneous other incorrect decisions.  Such mistakes may give rise to surcharge actions by beneficiaries, with damages substantially in excess of the fees earned from management of the accounts.

General Risk Factors

Failure to meet regulatory capital requirements could adversely affect LCNB’s business.
The Bank is subject to regulations requiring it to satisfy minimum capital requirements, see Note 1 - Regulatory Matters of the consolidated financial statements for more information. While management expects that LCNB's capital ratios under Basel III will continue to exceed well capitalized minimum capital requirements, there can be no assurance that such will be the case. If LCNB is unable to meet or exceed applicable minimum capital requirements, it may become subject to supervisory actions including, but not limited to, requirements to raise additional capital or dispose of assets, the loss of its financial holding company status, limitations on its ability to engage in new acquisitions or new activities, or other informal or formal regulatory enforcement actions.

LCNB CORP. AND SUBSIDIARIES

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

Banking competition is intense.
LCNB faces strong competition for deposits, loans, trust accounts, and other services from other banks, savings banks, credit unions, mortgage brokers, and other financial institutions located in its markets.  Many of LCNB’s competitors include major financial institutions that have been in business for many years and have established customer bases, numerous branches, substantially higher regulatory lending limits, and the ability to mount extensive promotional and advertising campaigns. In addition, credit unions are growing larger due to more flexible membership requirement regulations and are offering more financial services than they legally could in the past.

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

If LCNB is unable to attract and retain loan, deposit, brokerage, and Wealth Management customers, its growth and profitability levels may be negatively impacted.

LCNB CORP. AND SUBSIDIARIES

Economic conditions in LCNB's market areas could adversely affect its financial condition and results of operations.
LCNB conducts its operations from offices that are located in nine Southwestern Ohio counties and in Franklin County, Ohio, from which substantially all of its customer base is drawn. Because of this geographic concentration of operations and customer base, LCNB's financial performance is heavily influenced by economic conditions in these areas. Any material deterioration in economic conditions in these markets could have material direct or indirect adverse impacts on LCNB's customers and on LCNB. Such deterioration could increase the number of customers experiencing financial distress, negatively impacting their ability to obtain new loans or to repay existing loans. As a result, LCNB may experience increases in the levels of impaired loans, increased charge-offs, and increased provisions for loan losses. Deteriorating economic conditions may also affect the ability of depositors to maintain or add to deposit balances and may affect the demand for loans, Wealth Management, brokerage, and other products and services offered by LCNB. Such losses and decreased demand could have material adverse effects on LCNB's financial position, results of operations, and cash flows.

New lines of business or new products and services may subject LCNB to additional risks.
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
Deposits of LCNB are insured up to statutory limits by the FDIC and, accordingly, LCNB and other banks and financial institutions pay quarterly premiums to the FDIC to maintain the DIF. The likelihood and extent of future rate increases are indeterminable.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

LCNB owns its main office in Lebanon, Ohio, which is approximately 28,000 square feet and houses its executive, wealth management, and certain administrative personnel. LCNB owns an additional 24 branch locations and leases an additional eight branch locations, pursuant to operating leases. The Oxford, Ohio location has excess space, which is currently being leased to a third party. An operations center in Lebanon, Ohio is currently being leased from the Warren County Port Authority. Upon expiration of the lease in 2027, LCNB has the option to purchase the property for $1.00. Management believes that LCNB's banking and other offices are in good condition and suitable to its needs.

All of LCNB's ATMs were replaced during 2020 using a lease/outsourcing arrangement with a third party vendor.

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

Not Applicable.

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

LCNB had approximately 961 registered holders of its common stock as of December 31, 2020.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market® exchange under the symbol “LCNB.”

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

The following table sets forth information relating to purchases made under the Program during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2020	37,884	$14.0814	37,884	551,526
November 2020	20,605	$14.6291	20,605	530,921
December 2020	16,473	$14.8922	16,473	514,448

LCNB CORP. AND SUBSIDIARIES

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite, the SNL Midwest OTC-BB and Pink Sheet Banks, and the SNL Midwest Bank indexes.  This graph covers the period from December 31, 2015 through December 31, 2020.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2015 in LCNB common stock, the NASDAQ Composite, and the SNL Midwest Bank Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
LCNB Corp.	$100.00	147.35	133.73	102.64	136.12	108.63
NASDAQ Composite Index	$100.00	108.87	141.13	137.12	187.44	271.64
SNL Midwest Bank index	$100.00	133.61	143.58	122.61	159.51	136.96

Source: S&P Global Market Intelligence
© 2021

LCNB CORP. AND SUBSIDIARIES

Item 6.  Selected Financial Data
The following represents selected consolidated financial data of LCNB for the years ended December 31, 2016 through 2020 and are derived from LCNB's consolidated financial statements.  Certain prior year data presented in this table have been reclassified to conform with the current year presentation.  This data should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk included in Items 7 and 7A, respectively, of this Form 10-K, and are qualified in their entirety thereby and by other detailed information elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Income Statement:
Interest income	$63,780	65,194	54,594	44,463	43,750
Interest expense	7,562	10,788	6,425	3,599	3,504
Net interest income	56,218	54,406	48,169	40,864	40,246
Provision for loan losses	2,014	207	923	215	913
Net interest income after provision for loan losses	54,204	54,199	47,246	40,649	39,333
Non-interest income	15,741	12,348	11,050	10,458	10,853
Non-interest expenses	45,785	43,522	40,502	33,863	33,261
Income before income taxes	24,160	23,025	17,794	17,244	16,925
Provision for income taxes	4,085	4,113	2,949	4,272	4,443
Net income	$20,075	18,912	14,845	12,972	12,482

Dividends per common share	$0.73	0.69	0.65	0.64	0.64

Earnings per common share:
Basic	1.55	1.44	1.24	1.30	1.26
Diluted	1.55	1.44	1.24	1.29	1.25

Balance Sheet:
Securities	$248,624	219,791	282,813	317,413	368,032
Loans, net	1,293,693	1,239,406	1,194,577	845,657	816,228
Total assets	1,745,884	1,639,308	1,636,927	1,295,638	1,306,799
Total deposits	1,455,423	1,348,280	1,300,919	1,085,821	1,110,905
Short-term borrowings	—	—	56,230	47,000	42,040
Long-term debt	22,000	40,994	47,032	303	598
Total shareholders' equity	240,825	228,048	218,985	150,271	142,944

Selected Financial Ratios and Other Data:
Return on average assets	1.18%	1.15%	1.00%	0.99%	0.96%
Return on average equity	8.49%	8.42%	7.90%	8.74%	8.60%
Equity-to-assets ratio	13.79%	13.91%	13.38%	11.60%	10.94%
Dividend payout ratio	47.10%	47.92%	52.42%	49.23%	50.79%
Net interest margin, fully taxable equivalent	3.70%	3.71%	3.63%	3.58%	3.51%

CFB merged with and into LCNB as of the close of business on May 31, 2018. As of the date of the merger, LCNB recorded additional loans of $284.0 million, additional deposits of $244.4 million, and additional long-term debt of $22.9 million.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the consolidated financial statements and related notes contained in the 2020 Annual Report to Shareholders.

Overview

Net income for 2020 was $20,075,000 (basic and diluted earnings per share of $1.55), compared to $18,912,000 (basic and diluted earnings per share of $1.44) in 2019 and $14,845,000 (basic and diluted earnings per share of $1.24) in 2018 .

The following items significantly affected earnings for the years indicated:
•The provision for loan losses for 2020 was $2,014,000, compared to $207,000 for 2019 and $923,000 for 2018, partially due to adjustments for potential impacts from the economic recession caused by the COVID-19 pandemic;
•CFB merged with and into LCNB Corp. on May 31, 2018;
•Expenses related to the merger with CFB totaled $2,123,000 during 2018; and
•Other non-interest expense for 2018 included $575,000 in net losses from sales of fixed assets, primarily due to losses incurred in the sale of two office buildings.

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
•As the pandemic worsened in the fourth quarter, we once again made our office lobbies available by appointment only, beginning November 27, 2020 and lasting through January 31, 2021.
•We hold frequent executive management meetings to address issues that change rapidly;
•We have encouraged non-customer service employees to work remotely from home as much as possible and have adopted technological improvements to make this possible;
•We moved our Annual Shareholders’ Meeting, held on April 21, 2020, from a physical meeting to a virtual meeting and the 2021 Annual Shareholders' Meeting to be held on April 20, 2021 will also be virtual;
•We provided COVID-19 related payment deferrals, primarily agreements to accept interest only payments for a period of time or agreements to defer principal and interest payments for a period of time, on 607 loans with balances as follows (in thousands)

	At Time of Deferral	At December 31, 2020
Commercial and industrial	$33,683	—
Commercial, secured by real estate	337,263	20,231
Residential real estate	48,903	324
Consumer	868	21
	$420,717	20,576

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•We chose to participate in the CARES Act Paycheck Protection Program ("PPP") that provided government guaranteed and potentially forgivable loans to applicants. The PPP was implemented by the Small Business Administration with support from the Department of the Treasury and provided small businesses with funds to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, and utilities. All PPP loans originated by LCNB during 2020 were closed during April and May 2020 and we were able to assist 316 small businesses with $45.5 million of such loans. Remaining outstanding at December 31, 2020 was $21.1 million and unrecognized fees at that date totaled $747,000. We believe these loans and our participation in the program is good for our customers, the employees who work for these companies, and the communities we serve.

The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, which was signed into law on December 27, 2020, extends the authority to make PPP loans through March 31, 2021 and LCNB is participating in this new round.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2020			2019			2018
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$1,306,314	$59,267	4.54%	$1,221,375	$59,009	4.83%	$1,038,159	$47,489	4.57%
Interest-bearing demand deposits	20,808	83	0.40%	8,389	241	2.87%	5,164	136	2.63%
Interest-bearing time deposits	—	—	—%	488	11	2.25%	4,008	58	1.45%
Federal Reserve Bank stock	4,652	279	6.00%	4,652	279	6.00%	3,268	196	6.00%
Federal Home Loan Bank stock	5,203	117	2.25%	5,108	249	4.87%	4,346	259	5.96%
Investment securities:
Equity securities	4,303	91	2.11%	4,310	127	2.95%	3,782	104	2.75%
Debt securities, taxable	148,415	2,916	1.96%	159,377	3,601	2.26%	165,300	3,666	2.22%
Debt securities, non-taxable (2)	38,439	1,300	3.38%	73,634	2,123	2.88%	123,135	3,400	2.76%
Total earning assets	1,528,134	64,053	4.19%	1,477,333	65,640	4.44%	1,347,162	55,308	4.11%
Non-earning assets	183,819			169,314			145,601
Allowance for loan losses	(5,029)			(4,056)			(3,822)
Total assets	$1,706,924			$1,642,591			$1,488,941

Savings deposits	$715,357	1,433	0.20%	$687,458	2,446	0.36%	$689,322	1,332	0.19%
IRA and time certificates	289,775	5,201	1.79%	327,321	7,080	2.16%	253,524	4,421	1.74%
Short-term borrowings	372	7	1.88%	6,064	227	3.74%	13,967	311	2.23%
Long-term debt	34,265	921	2.69%	42,733	1,035	2.42%	16,789	361	2.15%
Total interest-bearing liabilities	1,039,769	7,562	0.73%	1,063,576	10,788	1.01%	973,602	6,425	0.66%
Demand deposits	407,961			336,257			315,229
Other liabilities	22,798			18,119			12,195
Capital	236,396			224,639			187,915
Total liabilities and capital	$1,706,924			$1,642,591			$1,488,941
Net interest rate spread (3)			3.46%			3.43%			3.45%
Net interest income and net interest margin on a tax equivalent basis (4)		$56,491	3.70%		$54,852	3.71%		$48,883	3.63%
Ratio of interest-earning assets to interest-bearing liabilities	146.97%			138.90%			138.37%
(1)Includes non-accrual loans if any.
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

	For the years ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$3,970	(3,712)	258	8,738	2,782	11,520
Interest-bearing demand deposits	163	(321)	(158)	92	13	105
Interest-bearing time deposits	(11)	—	(11)	(68)	21	(47)
Federal Reserve Bank stock	—	—	—	83	—	83
Federal Home Loan Bank stock	5	(137)	(132)	41	(51)	(10)
Investment securities:
Equity securities	—	(36)	(36)	15	8	23
Debt securities, taxable	(237)	(448)	(685)	(133)	68	(65)
Debt securities, non-taxable (2)	(1,144)	321	(823)	(1,421)	144	(1,277)
Total interest income	2,746	(4,333)	(1,587)	7,347	2,985	10,332
Interest expense attributable to:
Savings deposits	96	(1,109)	(1,013)	(4)	1,118	1,114
IRA and time certificates	(756)	(1,123)	(1,879)	1,456	1,203	2,659
Short-term borrowings	(144)	(76)	(220)	(230)	146	(84)
Long-term debt	(220)	106	(114)	623	51	674
Total interest expense	(1,024)	(2,202)	(3,226)	1,845	2,518	4,363
Net interest income	$3,770	(2,131)	1,639	5,502	467	5,969
(1)Non-accrual loans, if any, are included in average loan balances.
(2)Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21%.

2020 vs. 2019.  Net interest income on a fully tax-equivalent basis for 2020 totaled $56,491,000, an increase of $1,639,000 from 2019.  The increase resulted from a decrease in total interest expense of $3,226,000, partially offset by a decrease in total taxable-equivalent interest income of $1,587,000.

The decrease in total interest income was due primarily to a $685,000 decrease in interest income from taxable debt securities and an $823,000 decrease from taxable-equivalent interest income from non-taxable debt securities. Interest income from taxable debt securities decreased due to an $11.0 million decrease in average securities and to a 30 basis point decrease in the average rate earned on these securities. Interest income from non-taxable debt securities decreased due to a $35.2 million decrease in average securities, partially offset by a 50 basis point increase in the average rate earned on these securities. The decreases in debt securities were invested in the loan portfolio and used to pay down short-term borrowings and long-term debt.
Loan interest income increased by $258,000 due to an $84.9 million increase in average loans, largely offset by a 29 basis point decrease in the average rate earned on loans.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was primarily due to a $1,013,000 decrease in interest paid on savings deposits and a $1,879,000 decrease in interest paid on IRA and time certificates. Interest paid on savings deposits decreased primarily due to a 16 basis point decrease in the average rate paid, slightly offset by a $27.9 million increase in average deposit balances. Interest paid on IRA and time certificates decreased due to a 37 basis point decrease in the average rate paid and to a $37.5 million decrease in average deposit balances. Decreases in average rates paid for savings deposits and IRA and time certificates were primarily due to decreases in market rates.

2019 vs. 2018.  Net interest income on a fully tax-equivalent basis for 2019 totaled $54,852,000, an increase of $5,969,000 from 2018.  The increase resulted from an increase in total taxable-equivalent interest income of $10,332,000, partially offset by an increase in total interest expense of $4,363,000.

The increase in total interest income was due primarily to a $11,520,000 increase in loan interest income caused by a $183.2 million increase in average loans and secondarily to a 26 basis point increase in the average rate earned on loans. Loans obtained through the merger with CFB were a significant component of the increase in average loans. Partially offsetting the increase in loan interest income was a $1,277,000 decrease in taxable-equivalent interest income from non-taxable debt securities. Interest income from non-taxable investment securities decreased due to a $49.5 million decrease in average non-taxable debt securities, slightly offset by a 12 basis point increase in the average rate earned on these securities. The decrease in non-taxable debt securities were invested in the loan portfolio and used to pay down short-term borrowings.

The increase in total interest expense was primarily due to a $1,114,000 increase in interest paid on savings deposits, a $2,659,000 increase in interest paid on IRA and time certificates, and a $674,000 increase in interest paid on long-term debt. Interest paid on savings deposits increased primarily due to a 17 basis point increase in the average rate paid. Interest paid on IRA and time certificates increased due to a $73.8 million increase in the average balance and to a 42 basis point increase in the average rate paid. Increases in average rates paid for savings deposits and IRA and time certificates were primarily due to increases in market rates. Deposits obtained through the merger with CFB were a significant component of the increases in savings deposits and IRA and time certificates. Interest paid on long-term debt increased primarily due to a $25.9 million increase in the average balance and secondarily to a 27 basis point increase in the average rate paid. The average balance on long-term debt increased due to $25.0 million in new borrowings obtained in December 2018 and to borrowings obtained through the merger with CFB, partially offset by borrowings that matured.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provisions and Allowance for Loan Losses

The following table presents the total loan loss provision and the other changes in the allowance for loan losses for the years 2016 through 2020:

	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance – Beginning of year	$4,045	4,046	3,403	3,575	3,129

Loans charged off:
Commercial and industrial	13	47	—	—	234
Commercial, secured by real estate	353	143	145	462	185
Residential real estate	5	272	234	225	127
Consumer	30	24	135	90	85
Agricultural	—	—	—	—	—
Other loans, including deposit overdrafts	140	181	179	138	119
Total loans charged off	541	667	693	915	750

Recoveries:
Commercial and industrial	31	—	1	99	26
Commercial, secured by real estate	—	56	239	113	98
Residential real estate	75	297	71	140	52
Consumer	22	32	13	114	53
Agricultural	—	—	—	—	—
Other loans, including deposit overdrafts	82	74	89	62	54
Total recoveries	210	459	413	528	283
Net charge offs	331	208	280	387	467

Provision charged to operations	2,014	207	923	215	913
Balance - End of year	$5,728	4,045	4,046	3,403	3,575

Ratio of net charge-offs during the period to average loans outstanding	0.03%	0.02%	0.03%	0.05%	0.06%

Ratio of allowance for loan losses to total loans at year-end	0.44%	0.33%	0.34%	0.40%	0.44%

Charge-offs and recoveries classified as “Other” include charge-offs and recoveries on checking and NOW account overdrafts.  LCNB charges off such overdrafts when considered uncollectible, but no later than 60 days from the date first overdrawn.

LCNB continuously reviews the loan portfolio for credit risk through the use of its lending and loan review functions.  Independent loan reviews analyze specific loans, providing validation that credit risks are appropriately identified, graded, and reported to the Loan Committee, Board of Directors, and the Audit Committee of the Board of Directors. New credits meeting specific criteria are analyzed prior to origination and are reviewed by the Loan Committee, the Loan Committee of the Board of Directors, and the Board of Directors.

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

The provision for loan losses for 2020 was $2,014,000, compared to $207,000 for 2019 and $923,000 for 2018. The 2020 period included qualitative adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Non-Interest Income

A comparison of non-interest income for 2020, 2019, and 2018 is as follows:

				Increase (Decrease)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In thousands)
Fiduciary income	$5,009	4,354	3,958	655	396
Service charges and fees on deposit accounts	5,482	5,875	5,590	(393)	285
Net gains (losses) on sales of securities	221	(41)	(8)	262	(33)
Bank owned life insurance income	1,441	943	738	498	205
Net gains from sales of loans	2,297	328	223	1,969	105
Other operating income	1,291	889	549	402	340
Total non-interest income	$15,741	12,348	11,050	3,393	1,298

Reasons for changes include:
•Fiduciary income increased during 2020 and 2019 due to increases in the fair value of trust and brokerage assets managed.
•Service charges and fees on deposit accounts decreased during 2020 primarily due to decreases in fee income recognized on the ICS deposit program, overdraft fees, and smaller decreases in other fee accounts, partially offset by an increase in fees received from debit card usage. Service charges and fees increased during 2019 due to fee income recognized on the ICS deposit program, fees received from debit card usage, and incentive income received on co-branded Mastercards. These increases were partially offset by decreases in service charges on deposit accounts, ATM surcharge fees, and overdraft fees.
•Net gains (losses) on sales of securities were greater during 2020 as compared to 2019 and 2018 primarily due to market pricing at the times of the sales. The book value of sales for 2020, 2019, and 2018 were, respectively, $8.6 million, $84.6 million, and $8.6 million.
•Bank owned life insurance income was greater in 2020 partially due to $12.0 million of new policies purchased at the beginning of the third quarter 2019 and partially due to a mortality benefit received during the first quarter 2020. Income increased during 2019 primarily due to the new policies previously mentioned.
•Net gains from sales of loans was greater during 2020 as compared to 2019 and 2018 primarily due to the volume of loans sold.
•Other operating income increased in 2020 primarily due to gains recognized on the sale of equity securities, partially offset by decreases in the fair value of equity security investments. Other operating income increased in 2019 primarily due to increases in the fair value of equity security investments.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for 2020, 2019, and 2018 is as follows:

				Increase (Decrease)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In thousands)
Salaries and employee benefits	$27,178	25,320	21,279	1,858	4,041
Equipment expenses	1,377	1,209	1,138	168	71
Occupancy expense, net	2,875	2,961	2,861	(86)	100
State financial institutions tax	1,708	1,669	1,197	39	472
Marketing	1,254	1,319	1,119	(65)	200
Amortization of intangibles	1,046	1,043	922	3	121
FDIC premiums	256	225	419	31	(194)
ATM expense	1,028	580	580	448	—
Computer maintenance and supplies	1,107	1,094	990	13	104
Telephone expense	706	707	649	(1)	58
Contracted services	1,821	1,865	1,547	(44)	318
Merger-related expenses	—	114	2,123	(114)	(2,009)
Other non-interest expense	5,429	5,416	5,678	13	(262)
Total non-interest expense	$45,785	43,522	40,502	2,263	3,020

Reasons for changes include:
•Salaries and employee benefits were 7.3% greater in 2020 than in 2019 and 19.0% greater in 2019 than in 2018. The increases for both years were primarily due to salary and wage increases, incentive payment increases, and newly hired employees, including additional business development positions. Increases in health insurance costs also contributed to the increases for both years.
•Equipment expenses increased during 2020 primarily due to increased depreciation charges for furniture and equipment and increased equipment rental costs. During 2020, LCNB replaced ATMs that it had previously owned with new ATMs obtained through an outsourcing arrangement.
•Occupancy expense decreased during 2020 primarily due to decreased costs for facility maintenance and repairs and smaller decreases in utility costs and depreciation charges for bank premises, partially offset by higher janitorial costs. Occupancy expense for 2019 increased primarily due to increased branch rental expense and increased charges for maintenance and repairs. The increase in branch rental expense primarily reflects rent paid for the new Worthington Office, previously the CFB Office.
•State financial institutions tax expense increased in 2019 due to a larger capital base (Ohio financial institutions tax is based on capital, not income), largely due to stock issued to CFB stockholders during 2018 as merger consideration.
•Marketing expense increased in 2019 primarily due to promotion costs for new checking products introduced in 2018, increased marketing activities in the Columbus area, and expanded use of television, radio, and digital media.
•FDIC premiums were lower in 2020 and 2019 as compared to 2018 due to small bank assessment credits received from the FDIC during 2020 and 2019 because the DIF was above the mandated level of 1.35%. LCNB has received the full amount of the credit and quarterly premium payments have returned to their normal amounts.
•ATM expense increased during 2020 partially due to a strategic decision to outsource LCNB's ATM operations to a third-party vendor, relieving LCNB branch personnel from various ATM maintenance responsibilities.
•Computer maintenance and supplies increased in 2019 due to increased technology and software related expenditures designed to offer technological convenience to customers, to protect the integrity of LCNB's data systems and software, and to protect the confidentiality of customer information.
•Contracted services increased in 2019 due to additional fees paid for loan and deposit system upgrades and improvements and to general price increases on other contracted services.
•Merger-related expenses for 2019 and 2018 were due to the acquisition of CFB and were primarily comprised of various professional fees, costs to prepare and distribute the proxy statement/prospectus, and costs to merge CFB's data system into LCNB's system.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•Other non-interest expense for 2018 included $575,000 in net losses from sales of fixed assets, primarily due to the sale of two office buildings.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2020, 2019, and 2018 were 16.9%, 17.9%, and 16.6%, respectively.  The difference between the statutory rate of 21% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. A one-time tax benefit recognized as a result of certain provisions in the CARES Act also contributed to the difference during 2020.

Financial Condition

A comparison of balance sheet line items at December 31, 2020 and 2019 is as follows (in thousands):

	December 31, 2020	December 31, 2019	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	31,730	20,765	10,965	52.81%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,389	2,312	77	3.33%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	209,471	178,000	31,471	17.68%
Debt securities, held-to-maturity, at cost	24,810	27,525	(2,715)	(9.86)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	5,203	5,203	—	—%
Loans, net	1,293,693	1,239,406	54,287	4.38%
Premises and equipment, net	35,376	34,787	589	1.69%
Operating lease right-of-use assets	6,274	5,444	830	15.25%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles, net	3,453	4,006	(553)	(13.80)%
Bank owned life insurance	42,149	41,667	482	1.16%
Interest receivable	8,337	3,926	4,411	112.35%
Other assets, net	17,027	10,295	6,732	65.39%
Total assets	1,745,884	1,639,308	106,576	6.50%

LIABILITIES:
Deposits:
Non-interest-bearing	455,073	354,391	100,682	28.41%
Interest-bearing	1,000,350	993,889	6,461	0.65%
Total deposits	1,455,423	1,348,280	107,143	7.95%
Long-term debt	22,000	40,994	(18,994)	(46.33)%
Operating leases liability	6,371	5,446	925	16.98%
Accrued interest and other liabilities	21,265	16,540	4,725	28.57%
Total liabilities	1,505,059	1,411,260	93,799	6.65%

TOTAL SHAREHOLDERS' EQUITY	240,825	228,048	12,777	5.60%
Total liabilities and shareholders' equity	1,745,884	1,639,308	106,576	6.50%

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Reasons for changes include:
•Debt securities, available-for-sale, increased due to purchase of new securities totaling $102.9 million and by a net increase in fair values totaling $4.4 million. These increases were partially offset by sales of securities with a total book value of $8.6 million and maturities and calls of securities totaling $66.2 million.
•Net loans increased due to organic growth in the loan portfolio, including PPP loans with a carrying value of $21.1 million at December 31, 2020. Most of the growth occurred in the commercial and industrial and commercial real estate portfolios.
•Premises and equipment, net increased primarily due to Main Office remodeling costs and construction costs for a new Union Village Office, partially offset by depreciation expense.
•Operating lease right-of-use assets and operating lease liabilities increased due to the replacement of previously owned ATMs with outsourced ATMs.
•Core deposit and other intangibles decreased due to amortization of core deposit intangibles.
•Interest receivable increased primarily due to interest accrued on COVID-19 related loan payment deferrals.
•Other assets increased primarily due to additional investments in affordable housing tax credit funds totaling $5.0 million.
•Non-interest-bearing deposits and interest-bearing deposits have grown substantially since the start of the COVID-19 pandemic. Management believes the growth reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits and NOW and savings accounts have grown, while balances in IRA and time deposits have decreased. These increases were partially offset by a decline in ICS reciprocal accounts deposited with LCNB. The reciprocal deposits were allowed to decrease because management utilized other sources of liquidity.
•Long-term debt decreased due to payoffs of matured debt. There were no new borrowings during 2020.
•Accrued interest and other liabilities increased primarily due to payables connected with the $5.0 million in new affordable housing tax credit investments mentioned above.
•Total shareholders' equity increased primarily due to earnings retained during 2020 and to a $3.5 million increase in accumulated other comprehensive income, net of taxes caused by market-driven increases in the fair value of LCNB's debt security investments. These increases were partially offset by common stock repurchased and dividends paid to shareholders.

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

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, short-term line of credit arrangements totaling $55.0 million with two correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios.

Total remaining borrowing capacity with the Federal Home Loan Bank at December 31, 2020 was approximately $178.3 million. Additional borrowings of approximately $55.0 million were available through the line of credit arrangements at year-end.

On April 9, 2020, the Federal Reserve established the PPPLF to bolster the effectiveness of the PPP. The PPPLF will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. LCNB management has decided not to currently use the PPPLF as a source of liquidity, as other sources of liquidity are believed to be adequate at this time.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commitments to extend credit at December 31, 2020 totaled $217.6 million, including standby letters of credit totaling $243,000, and are more fully described in Note 13 - Commitments and Contingent Liabilities to LCNB's consolidated financial statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides information concerning LCNB's contractual obligations at December 31, 2020:

		Payments due by period
	Total	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$22,000	12,000	10,000	—	—
Operating lease obligations	12,504	686	1,073	875	9,870
Estimated pension plan contribution for 2021	248	248	—	—	—
Funding commitments for affordable housing tax credit limited partnerships	8,237	2,726	4,003	754	754
Estimated capital expenditure obligations	966	966	—	—	—
Certificates of deposit:
$100,000 and over	113,367	77,002	31,086	3,193	2,086
Other time certificates	129,303	74,981	42,137	8,936	3,249
Total	$286,625	168,609	88,299	13,758	15,959

The following table provides information concerning LCNB's commitments at December 31, 2020:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$43,635	43,635	—	—	—
Unused lines of credit	173,749	82,933	43,993	15,186	31,637
Standby letters of credit	243	243	—	—	—
Total	$217,627	126,811	43,993	15,186	31,637

Capital Resources

LCNB and the Bank are required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. Information summarizing the regulatory capital of the Bank at December 31, 2020 and 2019 and corresponding regulatory minimum requirements is included in Note 14 - Regulatory Matters of the consolidated financial statements.

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

Critical Accounting Policies

The accounting policies of LCNB conform to U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare LCNB’s financial statements and related disclosures may also change. The most significant accounting policies followed by LCNB are presented in Note One of the Notes to Consolidated Financial Statements included herein. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the items described below to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2020 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National and CFB.

Goodwill is not subject to amortization, but is reviewed annually for impairment.   A review for impairment may be conducted more frequently than annually if circumstances indicate a possible impairment. Impairment indicators that may be considered include the condition of the economy and banking industry; estimated future cash flows; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of LCNB’s stock; and other relevant events. These and other factors could lead to a conclusion that goodwill is impaired, which would require LCNB to write off the difference between the estimated fair value of the Company and the carrying value.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2020 IRSA indicates that an increase in interest rates at all shock levels will have a positive effect on net interest income and a 100 basis point decrease in interest rates will have a negative effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 400	$60,422	3,320	5.81%
Up 300	59,312	2,210	3.87%
Up 200	58,215	1,113	1.95%
Up 100	57,110	8	0.01%
Base	57,102	—	—%
Down 100	55,437	(1,665)	(2.92)%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2020 EVE analysis indicates that an increase in interest rates would have a negative effect on the EVE for all shock levels and a 100 basis point decrease in interest rates would have a positive effect.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 400	$194,790	(36,943)	(15.94)%
Up 300	204,177	(27,556)	(11.89)%
Up 200	213,030	(18,703)	(8.07)%
Up 100	220,971	(10,762)	(4.64)%
Base	231,733	—	—%
Down 100	275,754	44,021	19.00%

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

LCNB CORP. AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
LCNB Corp.
Lebanon, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LCNB Corp. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

LCNB CORP. AND SUBSIDIARIES

Allowance for Loan Losses
As described in Note 3 to the consolidated financial statements, the Company’s consolidated allowance for loan losses (ALL) was $5.7 million at December 31, 2020. The Company also describes in Note 1 of the consolidated financial statements the "Allowance for Loan Losses" accounting policy around this estimate. The ALL is an estimate of losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Current methodology used by management to estimate the allowance for loan losses takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, historic categorical trends, current delinquency levels as related to historical levels, portfolio growth rates, changes in composition of the portfolio, the current economic environment, as well as current allowance adequacy in relation to the portfolio. The Company considers all of these factors prior to making any adjustments to the allowance due to the subjectivity and imprecision involved in allocation methodology. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The primary reason for our determination that the allowance for loan losses is a critical audit matter is that auditing the estimated allowance for loan losses involved significant judgment and complex review. There is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management's assessment of economic conditions and other environmental factors including the impact of the COVID-19 pandemic on the loan portfolio, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:
•Testing the clerical and computational accuracy of the formulas and information utilized within the ALL model.
•Computing an independent calculation of an acceptable range and comparing it to the Company's estimate.
•Evaluating the qualitative and environmental adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.
•Evaluating the relevance and reliability of data and assumptions.
•Testing of the loan review function and the accuracy of loan grades determined. Specifically, evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.
•Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.
•Evaluating credit quality indicators such as trends in delinquencies, nonaccruals, and charge-offs.
•Evaluating the accuracy and completeness of disclosures in the consolidated financial statements.

Goodwill Impairment Analysis
The Company’s goodwill totaled $59.2 million at December 31, 2020. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at the reporting segment level on an annual basis, or sooner if a goodwill impairment indicator is identified. Because of the volatile market conditions, the Company utilized a third-party valuation specialist in a quantitative assessment during the second quarter of 2020. Additionally, the Company performed qualitative assessments as of March 31, 2020, September 30, 2020 and December 31, 2020. Based on these assessments, it was determined that the Company’s reporting unit’s fair value exceeded its carrying value and no goodwill impairment was recorded.

LCNB CORP. AND SUBSIDIARIES

We identified the valuation of goodwill as a critical audit matter due to the subjective nature of the assumptions used to estimate the reporting unit’s fair value. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the Company's forecasted cash flows, capitalization rate and terminal value, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

Our audit procedures related to goodwill impairment analysis included:

•Testing the estimated fair value of the Company's reporting unit, with the support of our internal valuation specialists, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis.
•Testing the accuracy of the underlying data used by the Company in its analysis.
•Comparing the significant assumptions used by management to current industry and economic trends.
•Performing sensitivity analyses of significant assumptions to evaluate changes in the fair value estimate of the reporting unit resulting from changes in the assumptions.
•Testing management's reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

/s/ BKD, LLP
BKD, LLP

We have served as the Company's auditor since 2014.

Cincinnati, Ohio
March 10, 2021

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2020	2019
ASSETS:
Cash and due from banks	$17,383	17,019
Interest-bearing demand deposits	14,347	3,746
Total cash and cash equivalents	31,730	20,765

Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,389	2,312
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	209,471	178,000
Debt securities, held-to-maturity, at cost	24,810	27,525
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	5,203	5,203
Loans, net	1,293,693	1,239,406
Premises and equipment, net	35,376	34,787
Operating lease right-of-use assets	6,274	5,444
Goodwill	59,221	59,221
Core deposit and other intangibles, net	3,453	4,006
Bank owned life insurance	42,149	41,667
Interest receivable	8,337	3,926
Other assets, net	17,027	10,295
TOTAL ASSETS	$1,745,884	1,639,308

LIABILITIES:
Deposits:
Non-interest-bearing	$455,073	354,391
Interest-bearing	1,000,350	993,889
Total deposits	1,455,423	1,348,280
Long-term debt	22,000	40,994
Operating lease liabilities	6,371	5,446
Accrued interest and other liabilities	21,265	16,540
TOTAL LIABILITIES	1,505,059	1,411,260

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value; authorized 19,000,000 shares at December 31, 2020 and 2019; issued 14,163,904 and 14,111,810 shares at December 31, 2020 and 2019, respectively; outstanding 12,858,325 and 12,936,783 at December 31, 2020 and 2019,respectively	142,443	141,791
Retained earnings	115,058	104,431
Treasury shares at cost, 1,305,579 and 1,175,027 shares at December 31, 2020 and 2019, respectively	(20,719)	(18,847)
Accumulated other comprehensive income, net of taxes	4,043	673
TOTAL SHAREHOLDERS' EQUITY	240,825	228,048

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,745,884	1,639,308

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2020	2019	2018
INTEREST INCOME:
Interest and fees on loans	$59,267	59,009	47,489
Dividends on equity securities:
With a readily determinable fair value	54	62	65
Without a readily determinable fair value	37	65	39
Interest on debt securities:
Taxable	2,916	3,601	3,666
Non-taxable	1,027	1,677	2,686
Interest on interest-bearing time deposits	—	11	58
Other investments	479	769	591
TOTAL INTEREST INCOME	63,780	65,194	54,594

INTEREST EXPENSE:
Interest on deposits	6,634	9,526	5,753
Interest on short-term borrowings	7	227	311
Interest on long-term debt	921	1,035	361
TOTAL INTEREST EXPENSE	7,562	10,788	6,425
NET INTEREST INCOME	56,218	54,406	48,169
PROVISION FOR LOAN LOSSES	2,014	207	923
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	54,204	54,199	47,246

NON-INTEREST INCOME:
Fiduciary income	5,009	4,354	3,958
Service charges and fees on deposit accounts	5,482	5,875	5,590
Net gains (losses) on sales of debt securities	221	(41)	(8)
Bank owned life insurance income	1,441	943	738
Net gains from sales of loans	2,297	328	223
Other operating income	1,291	889	549
TOTAL NON-INTEREST INCOME	15,741	12,348	11,050

NON-INTEREST EXPENSE:
Salaries and employee benefits	27,178	25,320	21,279
Equipment expenses	1,377	1,209	1,138
Occupancy expense, net	2,875	2,961	2,861
State financial institutions tax	1,708	1,669	1,197
Marketing	1,254	1,319	1,119
Amortization of intangibles	1,046	1,043	922
FDIC insurance premiums, net	256	225	419
ATM expense	1,028	580	580
Computer maintenance and supplies	1,107	1,094	990
Telephone expense	706	707	649
Contracted services	1,821	1,865	1,547
Merger-related expenses	—	114	2,123
Other non-interest expense	5,429	5,416	5,678
TOTAL NON-INTEREST EXPENSE	45,785	43,522	40,502

INCOME BEFORE INCOME TAXES	24,160	23,025	17,794
PROVISION FOR INCOME TAXES	4,085	4,113	2,949
NET INCOME	$20,075	18,912	14,845

Earnings per common share:
Basic	$1.55	1.44	1.24
Diluted	1.55	1.44	1.24
Weighted average common shares outstanding:
Basic	12,914,277	13,078,920	11,935,350
Diluted	12,914,584	13,082,893	11,942,253

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2020	2019	2018
Net income	$20,075	18,912	14,845

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $975, $1,450, and $(516) for 2020, 2019, and 2018, respectively)	3,666	5,456	(1,939)

Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $46, $(9), and $(2) for 2020, 2019 and 2018, respectively)	(175)	32	6

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of taxes of $(33), $(26), and $21 for 2020, 2019, and 2018, respectively)	(121)	(96)	81

Other comprehensive income (loss)	3,370	5,392	(1,852)

TOTAL COMPREHENSIVE INCOME	$23,445	24,304	12,993

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$4,349	857	(4,631)
Net unfunded liability for nonqualified pension plan	(306)	(184)	(88)
Balance at year-end	$4,043	673	(4,719)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2017	10,023,059	$76,977	87,301	(11,665)	(2,342)	150,271
Cumulative effect of changes in accounting principles (1)	—	—	525	—	(525)	—
Balance at December 31, 2017, as adjusted	10,023,059	76,977	87,826	(11,665)	(2,867)	150,271
Net income	—	—	14,845	—	—	14,845
Other comprehensive loss, net of taxes	—	—	—	—	(1,852)	(1,852)
Dividend Reinvestment and Stock Purchase Plan	22,936	416	—	—	—	416
Stock issued for acquisition of Columbus First Bancorp, Inc.	3,253,060	63,598	—	—	—	63,598
Exercise of stock options	6,987	72	—	—	—	72
Repurchase of common stock	(21,400)	—	—	(348)	—	(348)
Compensation expense relating to restricted stock	10,634	107	—	—	—	107
Common stock dividends, $0.65 per share	—	—	(8,124)	—	—	(8,124)
Balance, December 31, 2018	13,295,276	141,170	94,547	(12,013)	(4,719)	218,985

Net income	—	—	18,912	—	—	18,912
Other comprehensive income, net of taxes	—	—	—	—	5,392	5,392
Dividend Reinvestment and Stock Purchase Plan	25,629	446	—	—	—	446
Exercise of stock options	3,374	41	—	—	—	41
Repurchase of common stock	(400,000)	—	—	(6,834)	—	(6,834)
Compensation expense relating to restricted stock	12,504	134	—	—	—	134
Common stock dividends, $0.69 per share	—	—	(9,028)	—	—	(9,028)
Balance, December 31, 2019	12,936,783	141,791	104,431	(18,847)	673	228,048

Net income	—	—	20,075	—	—	20,075
Other comprehensive income, net of taxes	—	—	—	—	3,370	3,370
Dividend Reinvestment and Stock Purchase Plan	26,840	401	—	—	—	401
Exercise of stock options	9,593	114	—	—	—	114
Repurchase of common stock	(130,552)	—	—	(1,872)	—	(1,872)
Compensation expense relating to restricted stock	15,661	137	—	—	—	137
Common stock dividends, $0.73 per share	—	—	(9,448)	—	—	(9,448)
Balance, December 31, 2020	12,858,325	$142,443	115,058	(20,719)	4,043	240,825

(1) Represents the impact of adopting Accounting Standards Update No. 2018-02 and No. 2016-01. See Note 1 of the consolidated financial statements for more information.

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,075	18,912	14,845
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,234	3,244	4,073
Provision for loan losses	2,014	207	923
Deferred income tax provision	134	419	228
Increase in cash surrender value of bank owned life insurance	(1,124)	(943)	(738)
Bank owned life insurance death benefits in excess of cash surrender value	(317)	—	—
Realized (gain) loss from equity securities	(675)	(264)	73
Realized (gain) loss from sales of debt securities available-for-sale	(221)	41	8
Realized (gain) loss from sale of premises and equipment	(53)	(1)	575
Realized (gain) loss from sale and impairment of other real estate owned and repossessed assets	(11)	44	14
Origination of mortgage loans for sale	(65,890)	(16,418)	(8,924)
Realized gains from sales of loans	(2,297)	(328)	(223)
Proceeds from sales of loans	67,467	16,590	9,033
Compensation expense related to restricted stock	137	134	107
Changes in:
Accrued income receivable	(4,573)	230	215
Other assets	(6,795)	(1,373)	(1,811)
Other liabilities	3,573	1,474	1,344
TOTAL ADJUSTMENTS	(6,397)	3,056	4,897
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	13,678	21,968	19,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	967	398	127
Proceeds from sales of debt securities available-for-sale	8,786	84,521	8,545
Proceeds from maturities and calls of debt securities:
Available-for-sale	66,170	28,942	24,249
Held-to-maturity	5,297	10,766	6,281
Purchases of equity securities	(369)	(367)	(1,118)
Purchases of debt securities:
Available-for-sale	(102,920)	(47,270)	—
Held-to-maturity	(2,582)	(8,570)	(3,431)
Proceeds from maturities of interest-bearing time deposits	—	996	9,354
Proceeds from redemption of Federal Reserve Bank stock	—	1	—
Purchase of Federal Reserve Bank stock	—	—	(1,921)
Purchase of Federal Home Loan Bank stock	—	(358)	—
Net increase in loans	(54,196)	(44,093)	(65,842)
Purchase of bank owned life insurance	—	(12,000)	—
Proceeds from bank owned life insurance mortality benefits	958	—	—
Proceeds from sales of other real estate owned and repossessed assets	208	19	21
Purchases of premises and equipment	(2,791)	(3,934)	(600)
Proceeds from sales of premises and equipment	421	5	651
Net cash received from acquisition of Columbus First Bancorp, Inc.	—	—	12,896
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(80,051)	9,056	(10,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	107,143	47,361	(29,332)
Net decrease in short-term borrowings	—	(56,230)	(770)
Proceeds from long-term debt	—	—	31,000
Principal payments on long-term debt	(19,000)	(6,055)	(7,214)
Proceeds from issuance of common stock	54	76	65
Repurchase of common stock	(1,872)	(6,834)	(348)
Proceeds from exercise of stock options	114	41	72
Cash dividends paid on common stock	(9,101)	(8,658)	(7,773)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	77,338	(30,299)	(14,300)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,965	725	(5,346)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,765	20,040	25,386
CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,730	20,765	20,040

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31,
(Dollars in thousands)

	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$7,809	10,480	5,908
Income taxes	3,811	3,471	1,950

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	—	17	244
Right-of-use assets obtained in exchange for lease obligations	1,388	5,775	—
 The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company" or “LCNB”), an Ohio corporation formed in December 1998, is a financial holding company whose principal activity is the ownership of LCNB National Bank (the "Bank").  The Bank was founded in 1877 and provides full banking services, including Wealth Management and Investment services, to customers primarily in Southwestern Ohio and Franklin County Ohio and contiguous areas.

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

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Declines in the fair value of debt securities below their cost that are deemed to be other-than-temporarily impaired, and for which the Company does not intend to sell the securities and it is not more likely than not that the securities will be sold before the anticipated recovery of the impairment, are separated into losses related to credit factors and losses related to other factors.  The losses related to credit factors are recognized in earnings and losses related to other factors are recognized in other comprehensive income.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management determined that no such impairment adjustment was required to be made in the Company's Consolidated Statements of Income as of December 31, 2020, 2019, and 2018.

Equity securities are measured at fair value with changes in fair value recognized in net income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)
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

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.  The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses.

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
December 31, 2020
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

LEASES
FASB Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," was adopted by LCNB as of January 1, 2019. It requires a lessee to recognize in the statement of financial position a liability to make lease payments ("the lease liability") and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A lessee shall classify a lease as a finance lease if it meets any of five designated criteria. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease. All leases entered into by LCNB through December 31, 2020 are classified as operating leases. Lessees shall recognize a single lease cost on a straight-line basis over the lease term for operating leases. LCNB has adopted an accounting policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. Lease expense for such leases will generally be recognized on a straight-line basis over the lease term.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.  Goodwill is not amortized, but is instead subject to an annual review for impairment. A review for impairment may be conducted more frequently than annually if circumstances indicate a possible impairment. Impairment indicators that may be considered include the condition of the economy and banking industry; estimated future cash flows; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of LCNB’s stock, and other relevant events. These and other factors could lead to a conclusion that goodwill is impaired, which would require LCNB to write off the difference between the estimated fair value of the company and the carrying value.

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

AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP
LCNB has elected to account for its investment in an affordable housing tax credit limited partnership using the proportional amortization method described in "ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (A Consensus of the FASB Emerging Issues Task Force)." Under the proportional amortization method, an investor amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The investment in the limited partnership is included in other assets and the unfunded amount is included in accrued interest and other liabilities in LCNB's Consolidated Balance Sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
•Level 2 – inputs other than quoted prices included within level 1 that are observable for the asset or liability either directly or indirectly; and
•Level 3 - inputs that are unobservable for the asset or liability.

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items, including loans and debt securities, at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company did not select any financial instruments for the fair value election in 2020 or 2019.

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

REVENUE RECOGNITION
FASB ASC No. 606, "Revenue from Contracts with Customers" ("ASC No. 606") provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC No. 606. The adoption of ASC No. 606 did not result in a change to the accounting for any of LCNB's revenue streams that are within the scope of the amendments. Revenue-generating activities that are within the scope of ASC 606 and that are presented as non-interest income in LCNB's Consolidated Statements of Income include:
•Fiduciary income - this includes periodic fees due from Wealth Management and Investment Services customers for managing the customers' financial assets. Fees are generally charged on a quarterly or annual basis and are recognized ratably throughout the period, as the services are provided on an ongoing basis.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•Service charges and fees on deposit accounts - these include general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer, or overdraft activities. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract"
ASU No. 2018-15 was issued in August 2018 and was adopted by LCNB on January 1, 2020. It applies to entities that are a customer in a hosting arrangement, as defined, that is accounted for as a service contract. The amendments in this update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Capitalized implementation costs are to be expensed over the term of the hosting arrangement. Adoption of ASU No. 2018-15 did not have a material impact on LCNB's results of consolidated operations or financial position.

ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting"
ASU No. 2020-04 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. LCNB does not expect the guidance in ASU No. 2020-04 will have a material impact on its results of consolidated operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE
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
December 31, 2020
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LCNB has created a cross-functional CECL Committee, which reports to the Audit Committee, composed of members from the lending, Wealth Management, and finance departments. During 2017, the CECL Committee selected a vendor to assist in implementation of and ongoing compliance with the new requirements. It has completed analyzing its data collection efforts, selected a calculation model, analyzed its pool segmentation and reporting mechanisms, and has recently finished back testing in preparation for adoption of the new methodology. While the committee and management expect that the implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, they are continuing to evaluate the potential impact on LCNB's results of operations and financial position. The financial statement impact of this new standard cannot be reasonably estimated at this time.

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

ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"
ASU No. 2019-12 was issued in December 2019 and simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends certain other guidance. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Adoption of ASU No. 2019-12 is not expected to have a material impact on LCNB's results of consolidated operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of equity and debt securities at December 31 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2020
Debt Securities Available-for-Sale:
U.S. Treasury notes	$2,268	120	—	2,388
U.S. Agency notes	66,983	950	33	67,900
Corporate Bonds	1,200	—	21	1,179
U.S. Agency mortgage-backed securities	88,455	3,180	1	91,634
Municipal securities:
Non-taxable	12,651	282	—	12,933
Taxable	32,409	1,031	3	33,437
	$203,966	5,563	58	209,471

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$21,408	181	—	21,589
Taxable	3,402	6	37	3,371
	$24,810	187	37	24,960

2019
Debt Securities Available-for-Sale:
U.S. Treasury notes	$2,273	36	—	2,309
U.S. Agency notes	48,745	273	34	48,984
U.S. Agency mortgage-backed securities	83,977	672	243	84,406
Municipal securities:
Non-taxable	22,174	161	14	22,321
Taxable	19,746	269	35	19,980
	$176,915	1,411	326	178,000

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$24,300	343	5	24,638
Taxable	3,225	25	—	3,250
	$27,525	368	5	27,888

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 2 - INVESTMENT SECURITIES (Continued)
Information concerning debt securities with gross unrealized losses at December 31, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2020
Available-for-Sale:
U.S. Agency notes	$10,674	33	—	—
Corporate Bonds	679	21	—	—
U.S. Agency mortgage-backed securities	290	1	—	—
Municipal securities:
Non-taxable	38	—	—	—
Taxable	3,063	3	—	—
	$14,744	58	—	—

Held-to-Maturity:
Municipal securities:
Non-taxable	$1	—	—	—
Taxable	3,113	37	—	—
	$3,114	37	—	—

2019
Available-for-Sale:
U.S. Agency notes	$3,586	11	11,939	23
U.S. Agency mortgage-backed securities	10,555	10	19,233	233
Municipal securities:
Non-taxable	2,631	2	1,257	12
Taxable	5,067	35	450	—
	$21,839	58	32,879	268

Held-to-Maturity:
Municipal securities:
Non-taxable	$54	—	2,660	5
Taxable	—	—	—	—
	$54	—	2,660	5

Management has determined that the unrealized losses at December 31, 2020 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 2 - INVESTMENT SECURITIES (Continued)
Contractual maturities of debt securities at December 31, 2020 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,795	3,846	2,135	2,144
Due from one to five years	47,699	48,838	5,676	5,758
Due from five to ten years	63,288	64,417	2,055	2,097
Due after ten years	729	736	14,944	14,961
	115,511	117,837	24,810	24,960
U.S. Agency mortgage-backed securities	88,455	91,634	—	—
	$203,966	209,471	24,810	24,960

Debt securities with a market value of $118,599,000 and $123,009,000 at December 31, 2020 and 2019, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of debt securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2020	2019	2018
Proceeds from sales	$8,786	84,521	8,545
Gross realized gains	221	228	21
Gross realized losses	—	269	29

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the Consolidated Statements of Income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at December 31, 2020 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at December 31 are summarized as follows (in thousands):

	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,395	1,402	1,371	1,345
Equity securities	778	987	741	967
Total equity securities with a readily determinable fair value	$2,173	2,389	2,112	2,312

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the years ended December 31 was as follows (in thousands):

	2020	2019
Net gains recognized	$675	264
Less net realized gains on equity securities sold	658	21
Unrealized gains recognized and still held at period end	$17	243

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 3 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2020	2019
Commercial and industrial	$100,254	78,306
Commercial, secured by real estate	843,230	804,953
Residential real estate	309,692	322,533
Consumer	36,917	25,232
Agricultural	10,100	11,509
Other loans, including deposit overdrafts	363	1,193
	1,300,556	1,243,726
Deferred origination fees, net	(1,135)	(275)
	1,299,421	1,243,451
Less allowance for loan losses	5,728	4,045
Loans-net	$1,293,693	1,239,406

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (dollars in thousands):

	2020	2019
Non-accrual loans:
Commercial and industrial	$—	—
Commercial, secured by real estate	2,458	2,467
Residential real estate	1,260	743
Agricultural	—	—
Total non-accrual loans	3,718	3,210
Past-due 90 days or more and still accruing	—	—
Total non-accrual and past-due 90 days or more and still accruing	3,718	3,210
Accruing restructured loans	5,176	6,609
Total	$8,894	9,819

Percentage of total non-accrual and past-due 90 days or more and still accruing to total loans	0.29%	0.26%

Percentage of total non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	0.68%	0.79%

Interest income that would have been recorded during 2020 and 2019 if loans on non-accrual status at December 31, 2020 and 2019 had been current and in accordance with their original terms was approximately $134,000 and $75,000, respectively.

LCNB is not committed to lend additional funds to debtors whose loans have been modified to provide a reduction or deferral of principal or interest because of deterioration in the financial position of the borrower.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 3 - LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2020
Allowance for loan losses:
Balance, beginning of year	$456	2,924	528	99	34	4	4,045
Provision charged to expenses	342	1,332	239	62	(6)	45	2,014
Losses charged off	(13)	(353)	(5)	(30)	—	(140)	(541)
Recoveries	31	—	75	22	—	82	210
Balance, end of year	$816	3,903	837	153	28	(9)	5,728

Individually evaluated for impairment	$8	17	27	—	—	—	52
Collectively evaluated for impairment	808	3,886	810	153	28	(9)	5,676
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$816	3,903	837	153	28	(9)	5,728

Loans:
Individually evaluated for impairment	$194	6,613	1,641	5	—	—	8,453
Collectively evaluated for impairment	99,040	833,548	306,138	37,047	10,116	179	1,286,068
Acquired credit impaired loans	362	2,048	2,306	—	—	184	4,900
Balance, end of year	$99,596	842,209	310,085	37,052	10,116	363	1,299,421

2019
Allowance for loan losses:
Balance, beginning of year	$400	2,745	767	87	46	1	4,046
Provision charged to expenses	103	266	(264)	4	(12)	110	207
Losses charged off	(47)	(143)	(272)	(24)	—	(181)	(667)
Recoveries	—	56	297	32	—	74	459
Balance, end of year	$456	2,924	528	99	34	4	4,045

Individually evaluated for impairment	$6	272	17	—	—	—	295
Collectively evaluated for impairment	450	2,652	511	99	34	4	3,750
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$456	2,924	528	99	34	4	4,045

Loans:
Individually evaluated for impairment	$230	7,432	949	27	—	—	8,638
Collectively evaluated for impairment	77,430	793,191	319,188	25,328	11,523	930	1,227,590
Acquired credit impaired loans	711	3,531	2,718	—	—	263	7,223
Balance, end of year	$78,371	804,154	322,855	25,355	11,523	1,193	1,243,451

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

This category includes PPP loans that were authorized under the CARES Act. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, and utilities. PPP loans made by LCNB have a maturity of two years and an interest rate of 1%. In addition, the SBA pays originating lenders processing fees based on the size of the loan, ranging from 1% to 5% of the loan amount. A borrower who meets certain requirements can request loan forgiveness from the SBA. If loan forgiveness is granted, the SBA will forward the forgiveness amount to the lender.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 3 - LOANS (Continued)

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

Consumer loans generally have higher interest rates and can pose additional risks of collectability and loss when compared to certain other types of loans. Collateral, if present, is generally subject to damage, wear, and depreciation.  The borrower’s credit and ability to repay are of primary importance in the underwriting of consumer loans.

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

•Other Assets Especially Mentioned (OAEM) - loans in this category are currently protected but are potentially weak.  These loans constitute a risk but not to the point of justifying a classification of substandard.  The credit risk may be relatively minor yet constitute an undue risk in light of the circumstances surrounding a specific asset.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 3 - LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
2020
Commercial & industrial	$97,391	—	2,205	—	99,596
Commercial, secured by real estate	811,558	9,279	21,372	—	842,209
Residential real estate	306,092	1,005	2,988	—	310,085
Consumer	37,050	—	2	—	37,052
Agricultural	10,116	—	—	—	10,116
Other	363	—	—	—	363
Total	$1,262,570	10,284	26,567	—	1,299,421

2019
Commercial & industrial	$76,236	233	1,902	—	78,371
Commercial, secured by real estate	789,319	3,007	11,828	—	804,154
Residential real estate	319,075	267	3,513	—	322,855
Consumer	25,342	—	13	—	25,355
Agricultural	11,523	—	—	—	11,523
Other	1,193	—	—	—	1,193
Total	$1,222,688	3,507	17,256	—	1,243,451

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 3 - LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
2020
Commercial & industrial	$—	—	—	—	99,596	99,596	—
Commercial, secured by real estate	16	—	1,476	1,492	840,717	842,209	—
Residential real estate	497	219	675	1,391	308,694	310,085	—
Consumer	4	1	—	5	37,047	37,052	—
Agricultural	—	—	—	—	10,116	10,116	—
Other	60	—	—	60	303	363	—
Total	$577	220	2,151	2,948	1,296,473	1,299,421	—

2019
Commercial & industrial	$283	—	—	283	78,088	78,371	—
Commercial, secured by real estate	339	—	1,171	1,510	802,644	804,154	—
Residential real estate	1,573	260	423	2,256	320,599	322,855	—
Consumer	27	9	—	36	25,319	25,355	—
Agricultural	—	—	—	—	11,523	11,523	—
Other	930	—	—	930	263	1,193	—
Total	$3,152	269	1,594	5,015	1,238,436	1,243,451	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 3 - LOANS (Continued)

Impaired loans, including acquired credit impaired loans, for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2020
With no related allowance recorded:
Commercial & industrial	$362	646	—	1,044	335
Commercial, secured by real estate	6,050	6,735	—	7,070	731
Residential real estate	3,261	3,695	—	3,290	316
Consumer	4	4	—	10	1
Agricultural	—	—	—	—	—
Other	184	297	—	234	36
Total	$9,861	11,377	—	11,648	1,419

With an allowance recorded:
Commercial & industrial	$194	199	8	212	12
Commercial, secured by real estate	2,611	2,908	17	1,517	18
Residential real estate	686	687	27	404	18
Consumer	1	1	—	3	—
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$3,492	3,795	52	2,136	48

Total:
Commercial & industrial	$556	845	8	1,256	347
Commercial, secured by real estate	8,661	9,643	17	8,587	749
Residential real estate	3,947	4,382	27	3,694	334
Consumer	5	5	—	13	1
Agricultural	—	—	—	—	—
Other	184	297	—	234	36
Total	$13,353	15,172	52	13,784	1,467

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 3 - LOANS (Continued)

	Average Recorded Investment	Interest Income Recognized
2018
With no related allowance recorded:
Commercial & industrial	$945	71
Commercial, secured by real estate	17,353	1,136
Residential real estate	3,580	258
Consumer	32	3
Agricultural	177	—
Other	379	41
Total	$22,466	1,509

With an allowance recorded:
Commercial & industrial	$279	17
Commercial, secured by real estate	153	11
Residential real estate	583	37
Consumer	24	1
Agricultural	—	—
Other	—	—
Total	$1,039	66

Total:
Commercial & industrial	$1,224	88
Commercial, secured by real estate	17,506	1,147
Residential real estate	4,163	295
Consumer	56	4
Agricultural	177	—
Other	379	41
Total	$23,505	1,575

Of the interest income recognized on impaired loans during 2020, 2019, and 2018, approximately $34,000, $42,000, and $89,000, respectively, were recognized on a cash basis. The Company continued to accrue interest on certain loans classified as impaired during 2020, 2019, and 2018 because they were restructured or considered well secured and in the process of collection.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 3 - LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2020			2019
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	1	$5	$4	—	$—	$—
Commercial, secured by real estate	1	1,525	1,525	2	258	258
Residential real estate	1	14	14	3	120	120
Consumer	—	—	—	—	—	—
Totals	3	$1,544	$1,543	5	$378	$378

Post-modification balances of newly restructured troubled debt by type of modification for the years ended December 31 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
2020
Commercial & industrial	$—	—	—	—	4	4
Commercial, secured by real estate	—	—	—	—	1,525	1,525
Residential real estate	—	—	—	—	14	14
Consumer	—	—	—	—	—	—
Total	$—	—	—	—	1,543	1,543

2019
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	258	258
Residential real estate	120	—	—	—	—	120
Consumer	—	—	—	—	—	—
Total	$120	—	—	—	258	378

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the years ended December 31, 2020, 2019, or 2018.

All troubled debt restructurings are considered impaired loans. The allowance for loan loss on such restructured loans is based on the present value of future expected cash flows.

Information concerning the post-modification balances of loans that were modified during the year ended December 31 and that were determined to be troubled debt restructurings follows (in thousands):

	2020	2019
Impaired loans without a valuation allowance at the end of the period	4	252
Impaired loans with a valuation allowance at the end of the period	1,539	89

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 3 - LOANS (Continued)

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under FASB ASC Subtopic 310-40 in certain circumstances (“Section 4013”). To be eligible under Section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.

In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the FASB, confirmed that, for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

As of December 31, 2020, seven loans with a carrying value totaling $19.0 million that had been modified under the provisions of Section 4013 were outstanding. From the beginning of the pandemic through December 31, 2020, deferments were granted to 600 loans totaling approximately $401.7 million using the guidance provided in the revised interagency statement. Most of these loans have returned to full payment status. At December 31, 2020, three loans with a carrying value of $1.6 million that had been modified under the provisions of the revised interagency statement remained outstanding.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying Consolidated Balance Sheets.  The unpaid principal balances of those loans at December 31, 2020 and 2019 were approximately $137,188,000 and $93,596,000, respectively.

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

	2020	2019	2018
Balance, beginning of year	$483	475	396
Amount obtained through a merger	—	—	91
Amount capitalized to mortgage servicing rights	719	156	113
Amortization of mortgage servicing rights	(226)	(148)	(125)
Balance, end of year	$976	483	475

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
December 31, 2020
(Continued)

NOTE 4 - ACQUIRED CREDIT IMPAIRED LOANS (continued)
The following table provides, as of December 31, the major classifications of loans acquired that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	2020	2019
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$1	5
Commercial, secured by real estate	—	792
Residential real estate	449	551
Other loans, including deposit overdrafts	—	—
Total	$450	1,348

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$249	423
Commercial, secured by real estate	601	815
Residential real estate	595	685
Other loans, including deposit overdrafts	184	263
Total	$1,629	2,186

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	780	1,219
Residential real estate	85	100
Other loans, including deposit overdrafts	—	—
Total	$865	1,319

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$112	283
Commercial, secured by real estate	667	705
Residential real estate	1,177	1,382
Other loans, including deposit overdrafts	—	—
Total	$1,956	2,370

Total
Commercial & industrial	$362	711
Commercial, secured by real estate	2,048	3,531
Residential real estate	2,306	2,718
Other loans, including deposit overdrafts	184	263
Total	$4,900	7,223

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at December 31 (in thousands):

	2020	2019
Outstanding balance	$6,128	9,139
Carrying amount	4,900	7,223

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 4 - ACQUIRED CREDIT IMPAIRED LOANS (continued)
Activity during 2020 and 2019 for the accretable discount related to acquired impaired loans is as follows (in thousands):

	2020	2019
Accretable discount, beginning of year	$480	743
Reclass from nonaccretable discount to accretable discount	401	243
Disposals	—	1
Less accretion	(699)	(507)
Accretable discount, end of year	$182	480

NOTE 5 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in other assets in the Consolidated Balance Sheets.  Changes in other real estate owned were as follows (in thousands):

	2020	2019
Balance, beginning of year	$197	244
Reductions due to sales	(197)	—
Reductions due to valuation write downs	—	(47)
Balance, end of year	$—	197

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at December 31, 2020 was $62,000.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2020	2019
Land	$7,933	8,000
Buildings	30,789	31,007
Equipment	16,431	16,885
Construction in progress	4,421	2,976
Total	59,574	58,868
Less accumulated depreciation	24,198	24,081
Premises and equipment, net	$35,376	34,787

Depreciation charged to expense was $1,834,000 in 2020, $1,770,000 in 2019, and $1,776,000 in 2018.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 7 - LEASES

LCNB has capitalized operating leases for its Otterbein, Fairfield, Barron Street, and Worthington offices, for the land at its Oxford and Oakwood offices, for certain office equipment, and for its ATMs. The Oakwood lease has a remaining term of seventeen years with options to renew for six additional periods of five years each. The Oxford lease has a remaining term of forty-one years with no renewal options. The other leases have remaining terms of less than one year up to six years, some of which contain options to renew the leases for additional five-year periods.

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

Lease expenses for offices are included in the Consolidated Statements of Income in occupancy expense, net and lease expenses for equipment and ATMs are included in equipment expenses. Components of lease expense for the years ended December 31 are as follows (in thousands):

	2020	2019
Operating lease expense	$666	561
Short-term lease expense	48	49
Variable lease expense	10	10
Other	7	7
Total lease expense	$731	627

Other information related to leases at December 31, 2020 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$588
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,388
Weighted average remaining lease term in years for operating leases	33.1
Weighted average discount rate for operating leases	3.43%

Future payments due under operating leases as of December 31, 2020 are as follows (in thousands):

2021	$686
2022	548
2023	525
2024	527
2025	348
Thereafter	9,870
12,504
Less effects of discounting	6,133
Operating lease liabilities recognized	$6,371

Rental expense for all leased branches and equipment was approximately $731,000 in 2020, $627,000 in 2019, and $519,000 in 2018.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Balance, beginning of year	$59,221	59,221
Additions from acquisitions	—	—
Balance, end of year	$59,221	59,221

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

Other intangible assets in the Consolidated Balance Sheets at December 31 were as follows (in thousands):

	2020			2019
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$8,544	6,067	2,477	8,544	5,021	3,523
Mortgage servicing rights	1,938	962	976	1,237	754	483
Total	$10,482	7,029	3,453	9,781	5,775	4,006

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2020 is as follows (in thousands):

2021	$1,211
2022	618
2023	561
2024	436
2025	234

NOTE 9 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIPS

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 9 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIPS (continued)
The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2020	2019
Affordable housing tax credit investment	$12,000	7,000
Less amortization	1,320	810
Net affordable housing tax credit investment	$10,680	6,190

Unfunded commitment	$8,237	4,596

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the Consolidated Balance Sheets.

LCNB expects to fund the unfunded commitment over fourteen years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2020	2019	2018
Tax credits and other tax benefits recognized	$612	387	267
Tax credit amortization expense included in provision for income taxes	510	318	261

NOTE 10 - TIME DEPOSITS

Contractual maturities of time deposits at December 31, 2020 were as follows (in thousands):

2021	$151,983
2022	38,534
2023	34,689
2024	3,573
2025	8,556
Thereafter	5,335
$242,670

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2020 and 2019 was $35,584,000 and $52,832,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 11 - BORROWINGS

Funds borrowed from the FHLB at December 31 by year of maturity were as follows (dollars in thousands):

	2020		2019
	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
Maturing within one year	12,000	2.42%	18,998	2.40%
Maturing one year through two years	5,000	2.97%	11,996	2.42%
Maturing two years through three years	5,000	3.02%	5,000	2.97%
Maturing three years through four years	—	—%	5,000	3.02%
Maturing four years through five years	—	—%	—	—%
Total	$22,000	2.68%	$40,994	2.55%

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $276 million and $283 million at December 31, 2020 and 2019, respectively.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2020 was approximately $178.3 million.

At December 31, 2020, the Company had short-term borrowing arrangements with two financial institutions and the FHLB of Cincinnati.  The first arrangement is a short-term line of credit for a maximum amount of $25 million at the interest rate in effect at the time of the borrowing.  The second arrangement is a short-term line of credit for a maximum amount of $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. There were no outstanding short-term borrowings as of December 31, 2020 or 2019.

Under the terms of a REPO Based Advance program with the FHLB, the Company can borrow up to $81.7 million in short-term advances, subject to total remaining borrowing capacity limitations. The Company can select terms ranging from one day to one year. The interest rate is the published rate in effect at the time of the advance. This agreement expired on February 12, 2021 and was renewed for another year.

NOTE 12 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2020	2019	2018
Income taxes currently payable	$3,951	3,694	2,721
Deferred income tax provision	134	419	228
Provision for income taxes	$4,085	4,113	2,949

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 12 - INCOME TAXES (continued)

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from -
Tax exempt interest	(0.9)%	(1.4)%	(3.1)%
Tax exempt income on bank owned life insurance	(1.3)%	(0.9)%	(0.9)%
Captive insurance premium income	(0.8)%	(0.8)%	(0.9)%
Tax benefit from certain provisions of the CARES Act	(0.8)%	—%	—%
Other – net	(0.3)%	—%	0.5%
Effective tax rate	16.9%	17.9%	16.6%

Deferred tax assets and liabilities, included in the Consolidated Balance Sheets with accrued interest and other liabilities in 2020 and 2019, consist of the following at December 31 (in thousands):

	2020	2019
Deferred tax assets:
Allowance for loan losses	$1,203	849
Fair value adjustment on loans acquired from mergers	196	451
Write-down of other real estate owned	—	10
Deferred compensation	667	706
Minimum pension liability	81	49
Operating lease right-of-use assets	1,394	1,199
Other	189	313
	3,730	3,577
Deferred tax liabilities:
Depreciation of premises and equipment	(1,673)	(1,621)
Net unrealized gains on investment securities available-for-sale	(1,156)	(228)
Amortization of intangibles	(1,512)	(1,537)
Prepaid expenses	(283)	(246)
FHLB stock dividends	(216)	(216)
Operating lease liabilities	(1,338)	(1,144)
Fair value adjustment on securities acquired from mergers	—	(3)
	(6,178)	(4,995)
Net deferred tax liabilities	$(2,448)	(1,418)

As of December 31, 2020 and 2019 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the Consolidated Statements of Income for the three-year period ended December 31, 2020.

The Company is no longer subject to examination by federal tax authorities for years before 2017.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2020	2019
Commitments to extend credit:
Commercial loans	$24,581	50,235
Other loans:
Fixed rate	14,668	4,431
Adjustable rate	4,386	1,199
Unused lines of credit:
Fixed rate	24,205	28,796
Adjustable rate	133,073	174,577
Unused overdraft protection amounts on demand and NOW accounts	16,471	16,304
Standby letters of credit	243	883
	$217,627	276,425

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

Capital expenditures include: the construction or acquisition of new office buildings; improvements to LCNB's offices; purchases of furniture and equipment; and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of December 31, 2020 totaled approximately $966,000.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 14 - REGULATORY MATTERS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2020 and 2019, the Bank maintained average reserve balances of $20,907,000 and $8,518,000, respectively.  The reserve balances at December 31, 2020 and 2019 were $16,153,000 and $5,927,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2021, the restrictions generally limit dividends to the aggregate of net income for the year 2021 plus the net earnings retained for 2020 and 2019.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2020, approximately $9,935,000 of the Bank’s earnings retained was available for dividends in 2021 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

In addition to the minimum capital requirements, a financial institution needs to maintain a Capital Conservation Buffer composed of Common Equity Tier 1 Capital of at least 2.5% above its minimum risk-weighted capital requirements to avoid limitations on its ability to make capital distributions, including dividend payments to shareholders and certain discretionary bonus payments to executive officers. A financial institution with a buffer below 2.5% will be subject to increasingly stringent limitations on capital distributions as the buffer approaches zero.

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

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. It could be used beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the December 31, 2020 regulatory capital calculations.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 14 - REGULATORY MATTERS (continued)

A summary of the regulatory capital of the Bank at December 31 follows (dollars in thousands):

	2020	2019
Regulatory Capital:
Shareholders' equity	$234,092	222,065
Goodwill and other intangible assets	(61,698)	(62,744)
Accumulated other comprehensive (income) loss	(4,043)	(673)
Tier 1 risk-based capital	168,351	158,648
Eligible allowance for loan losses	5,728	4,045
Total risk-based capital	$174,079	162,693
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.48%	12.21%
Tier 1 capital to risk-weighted assets	12.48%	12.21%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	12.91%	12.52%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	10.06%	10.06%

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income for 2020 and 2019 were as follows (in thousands):

	2020			2019
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Balance at beginning of year	$857	(184)	673	(4,631)	(88)	(4,719)
Before reclassifications	3,666	(121)	3,545	5,456	(96)	5,360
Reclassifications	(175)	—	(175)	32	—	32
Balance at end of year	$4,348	(305)	4,043	857	(184)	673

Reclassifications out of accumulated other comprehensive income during 2020 and 2019 and the affected line items in the Consolidated Statements of Income were as follows (in thousands):

	2020	2019	Affected Line Item in the Consolidated Statements of Income
Net gains (losses) on sales of debt securities	$221	(41)	Net gains (losses) on sales of debt securities
Less provision (benefit) for income taxes	46	(9)	Provision for income taxes
Reclassification adjustment, net of taxes	$175	(32)

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

The plan is at least 80% funded as of July 1, 2020 and 2019.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan. The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the Consolidated Statements of Income for the years ended December 31 were as follows (in thousands):

	2020	2019	2018
Qualified noncontributory defined benefit retirement plan	$1,111	1,039	1,048
401(k) plan	590	524	457

The Company expects a minimum contribution of $248,000 to the qualified noncontributory defined benefit retirement plan in 2021.

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2020 and 2019, the amount of the liability for this plan was, respectively, $182,000 and $69,000, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2020 and 2019 was $3,176,000 and $3,362,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 16 - RETIREMENT PLANS (continued)

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2020 and 2019 is $901,000 and $998,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.2% in 2020 and 5.2% in 2019. There were no service costs associated with the plans for 2020, 2019, or 2018.  Interest costs were $48,000, $52,000, and $59,000 for 2020, 2019, and 2018, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2020	2019	2018
Service cost	$—	—	—
Interest cost	63	77	69
Amortization of unrecognized (gain) loss	2	—	16
Net periodic pension cost	$65	77	85

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2020	2019	2018
Projected benefit obligation at beginning of year	$2,045	1,900	1,971
Service cost	—	—	—
Interest cost	63	77	69
Actuarial (gain) or loss	155	122	(86)
Benefits paid	(139)	(54)	(54)
Projected benefit obligation at end of year	$2,124	2,045	1,900

Amounts recognized in other liabilities in the Consolidated Balance Sheets for the nonqualified defined benefit retirement plan at December 31, 2020 and 2019 were $2,124,000 and $2,045,000, respectively.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2020 and 2019 was $2,124,000 and $2,045,000, respectively.

Amounts recognized in accumulated other comprehensive income, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2020	2019	2018
Net actuarial loss	$122	184	88

The estimated unrecognized net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2021 for the nonqualified defined benefit retirement plan is $9,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 16 - RETIREMENT PLANS (continued)

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2020	2019	2018
Benefit obligation:
Discount rate	2.52%	3.22%	4.22%
Salary increase rate	—%	—%	2.00%

Net periodic pension cost:
Discount rate	3.22%	4.22%	3.60%
Salary increase rate	—%	2.00%	2.00%
Amortization period in years	21.24	1.00	1.00

The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2021.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2020 are (in thousands):

2021	$144
2022	144
2023	144
2024	143
2025	143
2026-2030	682

NOTE 17 - STOCK-BASED COMPENSATION

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

LCNB has not granted stock options since 2012. Option awards granted to date under the 2002 Plan vest ratably over a five year period and expire ten years after the date of grant. Stock options outstanding at December 31, 2020 were as follows:

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$11.00- 12.99	311	12.60	1.1	311	12.60	1.1

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 17 - STOCK-BASED COMPENSATION (continued)

The following table summarizes stock option activity for the years indicated:

	2020			2019			2018
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at January 1,	9,904	11.96		13,278	$11.98		20,265	$11.42
Exercised	(9,593)	11.94		(3,374)	12.05		(6,987)	10.34
Expired	—	—		—	—		—	—
Outstanding at December 31,	311	12.60	$—	9,904	11.96	$73	13,278	11.98	$42
Exercisable at December 31,	311	12.60	—	9,904	11.96	73	13,278	11.98	42
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the years indicated (in thousands):

	2020	2019	2018
Intrinsic value of options exercised	$46	20	50
Cash received from options exercised	114	41	72
Tax benefit realized from options exercised	5	3	7

Compensation costs related to option awards were recognized in full during the first quarter 2017.

Restricted stock awards granted under the 2015 Plan were as follows:

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	17,752	$18.03	16,958	$18.94	8,817	$16.44
Granted	19,211	16.87	12,504	16.95	10,634	19.20
Vested	(4,817)	17.83	(11,710)	18.19	(2,493)	17.38
Forfeited	(3,550)	16.90	—	—	—	—
Outstanding at December 31,	28,596	$17.42	17,752	$18.03	16,958	$18.94

Total expense related to restricted stock awards included in salaries and wages in the Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018 was $137,000, $134,000, and $107,000 respectively. The related tax benefit for the years ended December 31, 2020, 2019, and 2018 was $29,000, $28,000, and $23,000, respectively. Unrecognized compensation expense for restricted stock awards was $410,000 at December 31, 2020 and is expected to be recognized over a period of 4.2 years.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 18 - EARNINGS PER SHARE

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

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2020	2019	2018
Net income	$20,075	18,912	14,845
Less allocation of earnings and dividends to participating securities	45	31	18
Net income allocated to common shareholders	$20,030	18,881	14,827

Weighted average common shares outstanding, gross	12,943,622	13,100,161	11,950,360
Less average participating securities	29,345	21,241	15,010
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	12,914,277	13,078,920	11,935,350
Add dilutive effect of:
Stock options	307	3,973	6,903
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	12,914,584	13,082,893	11,942,253

Earnings per common share:
Basic	$1.55	1.44	1.24
Diluted	1.55	1.44	1.24

There were no anti-dilutive stock options outstanding at December 31, 2020 or 2019.

NOTE 19 - RELATED PARTY TRANSACTIONS

LCNB has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2020	2019
Beginning balance	$2,380	2,438
New loans and advances	1,139	609
Reductions	(590)	(667)
Ending Balance	$2,929	2,380
Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2020 and 2019 amounted to $3,526,000 and $3,168,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2020
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$987	987		—
Mutual funds	50	50	—	—
Mutual funds measured at net asset value	1,352	1,352	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,388	2,388	—	—
U.S. Agency notes	67,900	—	67,900	—
Corporate bonds	1,179	—	1,179	—
U.S. Agency mortgage-backed securities	91,634	—	91,634	—
Municipal securities:
Non-taxable	12,933	—	12,933	—
Taxable	33,437	—	33,437	—
Total recurring fair value measurements	$211,860	4,777	207,083	—

Nonrecurring fair value measurements:
Impaired loans	$3,439	—	—	3,439
Total nonrecurring fair value measurements	$3,439	—	—	3,439

2019
Recurring fair value measurement:
Equity securities with a readily determinable fair value:
Equity securities	$967	967	—	—
Mutual funds	45	45	—	—
Mutual funds measured at net asset value	1,300	1,300	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,309	2,309	—	—
U.S. Agency notes	48,984	—	48,984	—
U.S. Agency mortgage-backed securities	84,406	—	84,406	—
Municipal securities:
Non-taxable	22,321	—	22,321	—
Taxable	19,980	—	19,980	—
Total recurring fair value measurements	$180,312	4,621	175,691	—

Nonrecurring fair value measurements:
Impaired loans	$2,840	—	—	2,840
Other real estate owned and repossessed assets	197	—	—	197
Total nonrecurring fair value measurements	$3,037	—	—	3,037

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2020 and 2019 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2020
Impaired loans	$1,352	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	2,087	Discounted cash flows	Discount rate	8.25%	4.00%	4.74%

2019
Impaired loans	$1,931	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	909	Discounted cash flows	Discount rate	8.25%	4.50%	6.83%
Other real estate owned	197	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2020
FINANCIAL ASSETS:
Cash and cash equivalents	$31,730	31,730	31,730	—	—
Debt securities, held-to-maturity	24,810	24,960	—	—	24,960
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,293,693	1,252,642	—	—	1,252,642
Accrued interest receivable	8,337	8,337	—	8,337	—

FINANCIAL LIABILITIES:
Deposits	1,455,423	1,458,413	1,212,903	245,510	—
Long-term debt	22,000	22,595	—	22,595	—
Accrued interest payable	452	452	—	452	—

2019
FINANCIAL ASSETS:
Cash and cash equivalents	$20,765	20,765	20,765	—	—
Debt securities, held-to-maturity	27,525	27,888	—	—	27,888
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,239,406	1,252,156	—	—	1,252,156
Accrued interest receivable	3,911	3,911	—	3,911	—

FINANCIAL LIABILITIES:
Deposits	1,348,280	1,352,061	1,024,162	327,899	—
Long-term debt	40,994	41,487	—	41,487	—
Accrued interest payable	705	705	—	705	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at December 31, 2020 and 2019.

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
December 31, 2020
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 21 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain quarterly results for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	Sep. 30	Dec. 31
2020
Interest income	$16,556	15,957	15,322	15,945
Interest expense	2,378	1,959	1,793	1,432
Net interest income	14,178	13,998	13,529	14,513
Provision for loan losses	1,173	16	976	(151)
Net interest income after provision	13,005	13,982	12,553	14,664
Total non-interest income	3,839	3,319	4,278	4,305
Total non-interest expenses	11,072	11,116	11,653	11,944
Income before income taxes	5,772	6,185	5,178	7,025
Provision for income taxes	746	1,128	928	1,283
Net income	$5,026	5,057	4,250	5,742

Earnings per common share:
Basic	$0.39	0.39	0.33	0.44
Diluted	0.39	0.39	0.33	0.44

2019
Interest income	$16,113	16,328	16,329	16,424
Interest expense	2,722	2,738	2,751	2,577
Net interest income	13,391	13,590	13,578	13,847
Provision for loan losses	(105)	54	264	(6)
Net interest income after provision	13,496	13,536	13,314	13,853
Total non-interest income	2,772	2,998	3,356	3,222
Total non-interest expenses	10,700	10,833	10,982	11,007
Income before income taxes	5,568	5,701	5,688	6,068
Provision for income taxes	941	973	961	1,238
Net income	$4,627	4,728	4,727	4,830

Earnings per common share:
Basic	$0.35	0.36	0.36	0.37
Diluted	0.35	0.36	0.36	0.37

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., parent company only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2020	2019
Assets:
Cash on deposit with subsidiary	$3,648	3,252
Cash on deposit with unrelated depository institution	175	23
Equity securities, at fair value	1,001	971
Investment in subsidiaries	235,857	223,735
Other assets	164	84
Total assets	$240,845	228,065

Liabilities	$20	17

Shareholders' equity	240,825	228,048
Total liabilities and shareholders' equity	$240,845	228,065

Condensed Statements of Income
Year ended December 31,	2020	2019	2018
Income:
Dividends from subsidiaries	$12,070	18,300	10,383
Interest and dividends	29	31	35
Other income	147	215	(66)
Total income	12,246	18,546	10,352

Total expenses	1,326	1,369	1,668

Income before income tax expense/benefit and equity in undistributed income of subsidiaries	10,920	17,177	8,684
Income tax benefit	404	222	341
Equity in undistributed income of subsidiaries	8,751	1,513	5,820
Net income	$20,075	18,912	14,845

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Continued)
NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income	$20,075	18,912	14,845
Adjustments for non-cash items -
Increase in undistributed income of subsidiaries	(8,751)	(1,513)	(5,820)
Other, net	(89)	476	(383)
Net cash flows provided by operating activities	11,235	17,875	8,642

Cash flows from investing activities:
Purchases of equity securities	(346)	(337)	(90)
Proceeds from sales of equity securities	463	397	107
Cash paid for business acquisition, net of cash received	—	—	(268)
Net cash flows provided by (used in) investing activities	117	60	(251)

Cash flows from financing activities:
Proceeds from issuance of common stock	401	446	416
Payments to repurchase common stock	(1,872)	(6,834)	(348)
Cash dividends paid on common stock	(9,448)	(9,028)	(8,124)
Other	115	41	72
Net cash flows used in financing activities	(10,804)	(15,375)	(7,984)
Net change in cash	548	2,560	407
Cash at beginning of year	3,275	715	308
Cash at end of year	$3,823	3,275	715

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

Internal Control Over Financial Reporting

LCNB is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. Management of LCNB and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f.  LCNB’s internal control over financial reporting is a process designed under the supervision of LCNB’s Chief Executive Officer and the Chief Financial Officer. The purpose is to provide reasonable assurance to the Board of Directors regarding the reliability of financial reporting and the preparation of LCNB’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed LCNB’s internal controls as of December 31, 2020, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, LCNB’s internal control over financial reporting met the criteria.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2020, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None.

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement (the “Proxy Statement”) included in the Notice of Annual Meeting of Shareholders to be held April 20, 2021, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2020, are incorporated by reference into Part III.

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

LCNB CORP. AND SUBSIDIARIES

The following table shows information relating to stock options outstanding under the 2002 Plan and 2015 Plan at December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2002 Plan	311	$12.60	—
2015 Plan	—	—	387,586
Equity compensation plans not approved by security holders	—	—	—
Total	311	$12.60	387,586

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Proxy Statement under the captions "Election of Directors," "Directors and Executive Officers," "Board of Directors Meetings and Committees," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information contained in the Proxy Statement under the captions "Independent Registered Accounting Firm" and "Board of Directors Meetings and Committees" is incorporated herein by reference.

LCNB CORP. AND SUBSIDIARIES

PART IV
Item 15.  Exhibit and Financial Statement Schedules

(a)1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018.
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules – None

3.	Exhibits required by Item 601 Regulation S-K.

LCNB CORP. AND SUBSIDIARIES

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

3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
4.1	Description of Registrant's Securities - Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2019, Exhibit 4.1.
10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292).
10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.5	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.7	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.
14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2018, Exhibit 14.1.

(a) Exhibit No.	Exhibit Description
21	LCNB Corp. subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Eric J. Meilstrup
Eric J. Meilstrup, President & Chief Executive Officer
March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Eric J. Meilstrup	/s/ Craig M. Johnson
Eric J. Meilstrup, President, Chief Executive	Craig M. Johnson, Director
Officer & Director	March 10, 2021
(Principal Executive Officer)
March 10, 2021
/s/ Michael J Johrendt
/s/ Robert C. Haines II	Michael J. Johrendt, Director
Robert C. Haines II, Executive Vice President	March 10, 2021
& Chief Financial Officer
(Principal Financial and Accounting Officer)
March 10, 2021	/s/ William H. Kaufman
William H. Kaufman, Director
March 10, 2021
/s/ Spencer S. Cropper
Spencer S. Cropper
Chairman of the Board of Directors	/s/ John H. Kochensparger III
March 10, 2021	John H. Kochensparger III, Director
March 10, 2021

/s/ Mary E. Bradford
Mary E Bradford, Director	/s/ Anne E. Krehbiel
March 10, 2021	Anne E. Krehbiel, Director
March 10, 2021

/s/ Steve P. Foster
Steve P. Foster, Director	/s/ Stephen P. Wilson
March 10, 2021	Stephen P. Wilson, Director
March 10, 2021

/s/ William G. Huddle
William G. Huddle, Director
March 10, 2021