Form 10-Q
period 2021-03-31
LCNB CORP
filed 2021-05-05
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 4, 2021 was 12,969,213 shares.

LCNB CORP. AND SUBSIDIARIES

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
Economic Aid Act    Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
FASB            Financial Accounting Standards Board
FDIC            Federal Deposit Insurance Corporation
FHLB            Federal Home Loan Bank
First Capital        First Capital Bancshares, Inc.
ICS            Insured Cash Sweep
LCNB            LCNB Corp. and its consolidated subsidiaries as a whole
LIHTC            Low Income Housing Tax Credit
OCC            Office of the Comptroller of the Currency
PPP            Paycheck Protection Program
PPPLF            Paycheck Protection Program Liquidity Facility
SBA            Small Business Administration
SEC            Securities and Exchange Commission
SVP            Senior Vice President

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Cash and due from banks	$18,201	17,383
Interest-bearing demand deposits	22,943	14,347
Total cash and cash equivalents	41,144	31,730
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,506	2,389
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	237,619	209,471
Debt securities, held-to-maturity, at cost	24,695	24,810
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	5,203	5,203
Loans, net	1,329,422	1,293,693
Premises and equipment, net	35,243	35,376
Operating lease right-of-use assets	6,865	6,274
Goodwill	59,221	59,221
Core deposit and other intangibles, net	3,108	3,453
Bank owned life insurance	42,416	42,149
Interest receivable	8,665	8,337
Other assets	15,463	17,027
TOTAL ASSETS	$1,818,321	1,745,884

LIABILITIES:
Deposits:
Noninterest-bearing	$475,127	455,073
Interest-bearing	1,061,989	1,000,350
Total deposits	1,537,116	1,455,423
Long-term debt	17,000	22,000
Operating lease liabilities	6,998	6,371
Accrued interest and other liabilities	17,961	21,265
TOTAL LIABILITIES	1,579,075	1,505,059

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,196,008 and 14,163,904 shares at March 31, 2021 and December 31, 2020, respectively; outstanding 12,820,108 and 12,858,325 shares at March 31, 2021 and December 31, 2020, respectively	142,639	142,443
Retained earnings	117,863	115,058
Treasury shares at cost, 1,375,900 and 1,305,579 shares at March 31, 2021 and December 31, 2020, respectively	(21,859)	(20,719)
Accumulated other comprehensive income, net of taxes	603	4,043
TOTAL SHAREHOLDERS' EQUITY	239,246	240,825
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,818,321	1,745,884

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
INTEREST INCOME:
Interest and fees on loans	$14,535	15,227
Dividends on equity securities:
With a readily determinable fair value	13	14
Without a readily determinable fair value	6	16
Interest on debt securities:
Taxable	718	950
Non-taxable	224	285
Other investments	39	64
TOTAL INTEREST INCOME	15,535	16,556

INTEREST EXPENSE:
Interest on deposits	1,028	2,117
Interest on short-term borrowings	1	7
Interest on long-term debt	134	254
TOTAL INTEREST EXPENSE	1,163	2,378
NET INTEREST INCOME	14,372	14,178
(CREDIT) PROVISION FOR LOAN LOSSES	(52)	1,173
NET INTEREST INCOME AFTER (CREDIT) PROVISION FOR LOAN LOSSES	14,424	13,005

NON-INTEREST INCOME:
Fiduciary income	1,529	1,103
Service charges and fees on deposit accounts	1,366	1,295
Net gains from sales of debt securities, available-for-sale	—	221
Bank owned life insurance income	267	601
Gains from sales of loans	43	120
Other operating income	260	499
TOTAL NON-INTEREST INCOME	3,465	3,839

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,433	6,768
Equipment expenses	368	287
Occupancy expense, net	794	682
State financial institutions tax	444	436
Marketing	268	177
Amortization of intangibles	257	260
FDIC insurance premiums (credit), net	113	(1)
Contracted services	540	402
Other non-interest expense	2,275	2,061
TOTAL NON-INTEREST EXPENSE	11,492	11,072
INCOME BEFORE INCOME TAXES	6,397	5,772
PROVISION FOR INCOME TAXES	1,157	746
NET INCOME	$5,240	5,026

Dividends declared per common share	$0.19	0.18
Earnings per common share:
Basic	$0.41	0.39
Diluted	0.41	0.39
Weighted average common shares outstanding:
Basic	12,794,824	12,926,077
Diluted	12,794,852	12,927,666

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$5,240	5,026
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale debt securities (net of taxes of $915 and $(706) for the three months ended March 31, 2021 and 2020, respectively)	(3,441)	2,658
Reclassification adjustment for net realized gains on sales of available-for-sale debt securities included in net income (net of taxes of $46 for the three months ended March 31, 2020)	—	(175)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost (net of taxes of $— for the three months ended March 31, 2021)	1	—
Other comprehensive (loss) income, net of tax	(3,440)	2,483
TOTAL COMPREHENSIVE INCOME	$1,800	7,509

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Three Months Ended March 31, 2021
Balance at December 31, 2020	12,858,325	$142,443	115,058	(20,719)	4,043	240,825
Net income			5,240			5,240
Other comprehensive loss, net of taxes					(3,440)	(3,440)
Dividend Reinvestment and Stock Purchase Plan	5,472	99				99
Repurchase of common stock	(70,321)			(1,140)		(1,140)
Exercise of stock options	311	4				4
Compensation expense relating to restricted stock	26,321	93				93
Common stock dividends, $0.19 per share			(2,435)			(2,435)
Balance at March 31, 2021	12,820,108	$142,639	117,863	(21,859)	603	239,246

Three Months Ended March 31, 2020
Balance at December 31, 2019	12,936,783	$141,791	104,431	(18,847)	673	228,048
Net income			5,026			5,026
Other comprehensive income, net of taxes					2,483	2,483
Dividend Reinvestment and Stock Purchase Plan	7,039	107				107
Exercise of stock options	9,593	115				115
Compensation expense relating to restricted stock	15,661	33				33
Common stock dividends, $0.18 per share			(2,334)			(2,334)
Balance at March 31, 2020	12,969,076	$142,046	107,123	(18,847)	3,156	233,478

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,240	5,026
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	308	248
Provision (credit) for loan losses	(52)	1,173
Deferred income tax provision (benefit)	74	28
Increase in cash surrender value of bank owned life insurance	(267)	(284)
Bank owned life insurance mortality benefits in excess of cash surrender value	—	(316)
Gain from equity securities	(112)	(333)
Realized gain from sales of debt securities, available-for-sale	—	(221)
Realized gain from sales of premises and equipment	(5)	(1)
Realized gain from sales and impairment of other real estate owned and repossessed assets	—	(11)
Origination of mortgage loans for sale	(1,354)	(4,890)
Realized gains from sales of loans	(43)	(120)
Proceeds from sales of mortgage loans	1,381	4,964
Compensation expense related to restricted stock	93	33
Changes in:
Accrued interest receivable	(328)	(544)
Other assets	1,565	(1,494)
Other liabilities	(2,461)	(1,953)
TOTAL ADJUSTMENTS	(1,201)	(3,721)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	4,039	1,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	646
Proceeds from sales of debt securities, available-for-sale	—	8,786
Proceeds from maturities and calls of debt securities:
Available-for-sale	7,833	31,022
Held-to-maturity	115	111
Purchases of equity securities	(5)	(37)
Purchases of debt securities:
Available-for-sale	(40,759)	—
Held-to-maturity	—	(280)
Net increase in loans	(34,733)	(28,523)
Proceeds from bank owned life insurance mortality benefits	—	958
Proceeds from sale of other real estate owned and repossessed assets	—	208
Purchases of premises and equipment	(302)	(647)
Proceeds from sale of premises and equipment	5	1
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(67,846)	12,245
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	81,693	(2,408)
Principal payments on long-term debt	(5,000)	(5,001)
Proceeds from issuance of common stock	8	21
Repurchase of common stock	(1,140)	—
Proceeds from exercise of stock options	4	115
Cash dividends paid on common stock	(2,344)	(2,247)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	73,221	(9,520)
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,414	4,030
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,730	20,765
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,144	24,795

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	1,265	2,418

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Right-of-use assets obtained in exchange for lease obligations	801	—

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Basis of Presentation
The accompanying unaudited interim consolidated condensed financial statements include LCNB Corp. and its wholly-owned subsidiaries: LCNB National Bank and LCNB Risk Management, Inc., its captive insurance company. All material intercompany transactions and balances are eliminated in consolidation.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the rules and regulations of the SEC.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of consolidated operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 10-01.

The consolidated condensed balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of that date.

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

Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2020 Annual Report on Form 10-K filed with the SEC.

Accounting Changes
Financial Accounting Standards (“FASB”) Accounting Standards Update (“ASU”) No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting"
ASU No. 2020-04 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. LCNB does not expect the guidance in ASU No. 2020-04 will have a material impact on its results of consolidated operations or financial position.

ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans"
ASU No. 2018-14 was issued in August 2018 and was adopted by LCNB on January 1, 2021. The amendments in this update modify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including the deletion, modification, and addition of certain targeted disclosures. The amendments are to be applied on a retrospective basis to all periods presented upon adoption. Adoption of ASU No. 2018-14 did not have a material impact on LCNB's results of consolidated operations or financial position.

ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"
ASU No. 2019-12 was issued in December 2019 and adopted by LCNB on January 1, 2021. It simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends certain other guidance. Adoption of ASU No. 2019-12 did not have a material impact on LCNB's results of consolidated operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$16,186	108	78	16,216
U.S. Agency notes	75,912	597	1,372	75,137
Corporate bonds	1,900	7	14	1,893
U.S. Agency mortgage-backed securities	95,089	2,244	730	96,603
Municipal securities:
Non-taxable	12,263	202	32	12,433
Taxable	35,120	775	558	35,337
	$236,470	3,933	2,784	237,619

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$21,293	169	—	21,462
Taxable	3,402	6	42	3,366
	$24,695	175	42	24,828

December 31, 2020
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,268	120	—	2,388
U.S. Agency notes	66,983	950	33	67,900
Corporate Bonds	1,200	—	21	1,179
U.S. Agency mortgage-backed securities	88,455	3,180	1	91,634
Municipal securities:
Non-taxable	12,651	282	—	12,933
Taxable	32,409	1,031	3	33,437
	$203,966	5,563	58	209,471

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$21,408	181	—	21,589
Taxable	3,402	6	37	3,371
	$24,810	187	37	24,960

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at March 31, 2021 and December 31, 2020, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
Available-for-Sale:
U.S. Treasury notes	$8,924	78	—	—
U.S. Agency notes	52,785	1,372	—	—
Corporate bonds	1,186	14	—	—
U.S. Agency mortgage-backed securities	41,801	730	—	—
Municipal securities:
Non-taxable	1,758	32	—	—
Taxable	18,537	558	—	—
	$124,991	2,784	—	—

Held-to-Maturity:
Municipal securities:
Non-taxable	$—	—	—	—
Taxable	3,108	42	—	—
	$3,108	42	—	—

December 31, 2020
Available-for-Sale:
U.S. Treasury notes	$—	—	—	—
U.S. Agency notes	10,674	33	—	—
Corporate Bonds	679	21	—	—
U.S. Agency mortgage-backed securities	290	1	—	—
Municipal securities:
Non-taxable	38	—	—	—
Taxable	3,063	3	—	—
	$14,744	58	—	—

Held-to-Maturity:
Municipal securities:
Non-taxable	$1	—	—
Taxable	3,113	37	—	—
	$3,114	37	—	—

Management has determined that the unrealized losses at March 31, 2021 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Contractual maturities of debt securities at March 31, 2021 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$8,811	8,932	2,116	2,122
Due from one to five years	42,243	42,853	5,676	5,739
Due from five to ten years	89,298	88,238	2,055	2,089
Due after ten years	1,029	993	14,848	14,878
	141,381	141,016	24,695	24,828
U.S. Agency mortgage-backed securities	95,089	96,603	—	—
	$236,470	237,619	24,695	24,828

Debt securities with a market value of $192,973,000 and $118,599,000 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities, available-for-sale, for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Proceeds from sales	$—	8,786
Gross realized gains	—	221
Gross realized losses	—	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at March 31, 2021 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,399	1,385	1,395	1,402
Equity securities	778	1,121	778	987
Total equity securities with a readily determinable fair value	$2,177	2,506	2,173	2,389

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net gains recognized	$112	333
Less net realized gains on equity securities sold	—	559
Net unrealized gains (losses) recognized and still held at period end	$112	(226)

Note 3 - Loans

Major classifications of loans at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Commercial & industrial	$107,630	100,254
Commercial, secured by real estate	855,894	843,230
Residential real estate	328,265	309,692
Consumer	35,799	36,917
Agricultural	8,698	10,100
Other loans, including deposit overdrafts	346	363
Loans, gross	1,336,632	1,300,556
Deferred origination fees, net	(1,531)	(1,135)
Loans, net of deferred origination fees	1,335,101	1,299,421
Less allowance for loan losses	5,679	5,728
Loans, net	$1,329,422	1,293,693

Non-accrual, past-due, and accruing restructured loans as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Non-accrual loans:
Commercial, secured by real estate	$2,113	2,458
Residential real estate	1,252	1,260
Total non-accrual loans	3,365	3,718
Past-due 90 days or more and still accruing	—	—
Total non-accrual and past-due 90 days or more and still accruing	3,365	3,718
Accruing restructured loans	4,992	5,176
Total	$8,357	8,894

.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2021
Balance, beginning of year	$816	3,903	837	153	28	(9)	5,728
Provision (credit) charged to expenses	141	(267)	71	(20)	11	12	(52)
Losses charged off	—	(2)	(16)	(3)	—	(21)	(42)
Recoveries	—	—	27	1	—	17	45
Balance, end of period	$957	3,634	919	131	39	(1)	5,679

Three Months Ended March 31, 2020
Balance, beginning of year	$456	2,924	528	99	34	4	4,045
Provision (credit) charged to expenses	159	920	31	41	5	17	1,173
Losses charged off	—	(270)	(3)	(12)		(36)	(321)
Recoveries	18	—	73	1		19	111
Balance, end of period	$633	3,574	629	129	39	4	5,008

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
March 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$8	8	11	—	—	—	27
Collectively evaluated for impairment	949	3,626	908	131	39	(1)	5,652
Acquired credit impaired loans	—	—	—	—	—		—
Balance, end of period	$957	3,634	919	131	39	(1)	5,679

Loans:
Individually evaluated for impairment	$184	6,089	1,606	2	—	—	7,881
Collectively evaluated for impairment	106,449	846,583	325,247	35,922	8,644	147	1,322,992
Acquired credit impaired loans	107	1,999	1,923	—	—	199	4,228
Balance, end of period	$106,740	854,671	328,776	35,924	8,644	346	1,335,101

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$8	17	27	—	—	—	52
Collectively evaluated for impairment	808	3,886	810	153	28	(9)	5,676
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$816	3,903	837	153	28	(9)	5,728

Loans:
Individually evaluated for impairment	$194	6,613	1,641	5	—	—	8,453
Collectively evaluated for impairment	99,040	833,548	306,138	37,047	10,116	179	1,286,068
Acquired credit impaired loans	362	2,048	2,306	—	—	184	4,900
Balance, end of period	$99,596	842,209	310,085	37,052	10,116	363	1,299,421

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The risk characteristics of LCNB's material loan portfolio segments were as follows:

Commercial & Industrial Loans. LCNB’s commercial & industrial loan portfolio consists of loans for various purposes, including loans to fund working capital requirements (such as inventory and receivables financing) and purchases of machinery and equipment.  LCNB offers a variety of commercial & industrial loan arrangements, including term loans, balloon loans, and lines of credit.  Commercial & industrial loans can have a fixed or variable rate, with maturities ranging from one to ten years.  Commercial & industrial loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. Commercial & industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business.  Collateral, when obtained, may include liens on furniture, fixtures, equipment, inventory, receivables, or other assets.  As a result, such loans involve complexities, variables, and risks that require thorough underwriting and more robust servicing than other types of loans.

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Eligible borrowers can apply for a First Draw or a Second Draw PPP Loan. PPP loans made by LCNB have a maturity of two years if issued prior to June 5, 2020 and five years if issued after June 5, 2020. The loans have an interest rate of 1%. In addition, the SBA pays originating lenders processing fees based on the size of the loan. A borrower who meets certain requirements can request loan forgiveness from the SBA. If loan forgiveness is granted, the SBA will forward the forgiveness amount to the lender. LCNB originated 316 PPP loans with original balances totaling $45.5 million during 2020 and originated an additional 345 loans with original balances totaling $23.6 million during the first quarter 2021. The outstanding balance at March 31, 2021 was $33.3 million.

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

A breakdown of the loan portfolio by credit quality indicators at March 31, 2021 and December 31, 2020 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2021
Commercial & industrial	$105,070	—	1,670	—	106,740
Commercial, secured by real estate	826,296	8,999	19,376	—	854,671
Residential real estate	325,284	597	2,895	—	328,776
Consumer	35,924	—	—	—	35,924
Agricultural	8,644	—	—	—	8,644
Other	346	—	—	—	346
Total	$1,301,564	9,596	23,941	—	1,335,101

December 31, 2020
Commercial & industrial	$97,391	—	2,205	—	99,596
Commercial, secured by real estate	811,558	9,279	21,372	—	842,209
Residential real estate	306,092	1,005	2,988	—	310,085
Consumer	37,050	—	2	—	37,052
Agricultural	10,116	—	—	—	10,116
Other	363	—	—	—	363
Total	$1,262,570	10,284	26,567	—	1,299,421

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at March 31, 2021 and December 31, 2020 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
March 31, 2021
Commercial & industrial	$—	—	—	—	106,740	106,740	—
Commercial, secured by real estate	834	—	901	1,735	852,936	854,671	—
Residential real estate	586	—	532	1,118	327,658	328,776
Consumer	3	—	—	3	35,921	35,924	—
Agricultural	—	—	—	—	8,644	8,644	—
Other	28	—	—	28	318	346	—
Total	$1,451	—	1,433	2,884	1,332,217	1,335,101	—

December 31, 2020
Commercial & industrial	$—	—	—	—	99,596	99,596	—
Commercial, secured by real estate	16	—	1,476	1,492	840,717	842,209	—
Residential real estate	497	219	675	1,391	308,694	310,085	—
Consumer	4	1	—	5	37,047	37,052	—
Agricultural	—	—	—	—	10,116	10,116	—
Other	60	—	—	60	303	363	—
Total	$577	220	2,151	2,948	1,296,473	1,299,421	—

Impaired loans, including acquired credit impaired loans, at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$107	373		362	646
Commercial, secured by real estate	6,471	7,476		6,050	6,735
Residential real estate	3,225	3,658		3,261	3,695
Consumer	2	2		4	4
Agricultural	—	—		—	—
Other	199	297		184	297
Total	$10,004	11,806		9,861	11,377

With an allowance recorded:
Commercial & industrial	$184	190	8	194	199	8
Commercial, secured by real estate	1,617	1,617	8	2,611	2,908	17
Residential real estate	304	304	11	686	687	27
Consumer	—	—	—	1	1	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$2,105	2,111	27	3,492	3,795	52

Total:
Commercial & industrial	$291	563	8	556	845	8
Commercial, secured by real estate	8,088	9,093	8	8,661	9,643	17
Residential real estate	3,529	3,962	11	3,947	4,382	27
Consumer	2	2	—	5	5	—
Agricultural	—	—	—	—	—	—
Other	199	297	—	184	297	—
Total	$12,109	13,917	27	13,353	15,172	52

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three months ended March 31, 2021 and 2020 (in thousands):

	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31,
With no related allowance recorded:
Commercial & industrial	$235	25	637	264
Commercial, secured by real estate	6,794	119	9,823	344
Residential real estate	3,448	66	3,289	92
Consumer	4	—	18	—
Agricultural	—	—	—	—
Other	191	15	266	7
Total	$10,672	225	14,033	707

With an allowance recorded:
Commercial & industrial	$189	3	839	10
Commercial, secured by real estate	1,617	17	95	2
Residential real estate	307	4	339	5
Consumer	—	—	5	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$2,113	24	1,278	17

Total:
Commercial & industrial	$424	28	1,476	274
Commercial, secured by real estate	8,411	136	9,918	346
Residential real estate	3,755	70	3,628	97
Consumer	4	—	23	—
Agricultural	—	—	—	—
Other	191	15	266	7
Total	$12,785	249	15,311	724

Of the interest income recognized on impaired loans during the three months ended March 31, 2021 and 2020, approximately $0 and $10,000, respectively, were recognized on a cash basis.

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

Loan modifications that were classified as TDRs during the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	2021			2020
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended March 31,
Commercial & industrial	—	$—	$—	1	$4	$5
Residential real estate	1	21	21	—	—	—
Total	1	$21	$21	1	$4	$5

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Post-modification balances, as of the dates of modification, of newly restructured troubled debt by type of modification for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
Three Months Ended March 31, 2021
Residential real estate	$—	—	—	—	21	21
Total	$—	—	—	—	21	21

Three Months Ended March 31, 2020
Commercial & industrial	$—	—	—	—	5	5
Total	$—	—	—	—	5	5

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the three months ended March 31, 2021 and 2020.

All troubled debt restructurings are considered impaired loans. The allowance for loan losses on such restructured loans is based on the present value of future expected cash flows.

Information concerning loans that were modified during the three months ended March 31, 2021 and 2020 and that were determined to be troubled debt restructurings follows (in thousands):

	2021	2020
Impaired loans without a valuation allowance	$21	5
Impaired loans with a valuation allowance	—	—

The CARES Act includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“Section 4013”). To be eligible under Section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The Consolidated Appropriations Act, 2021 was signed into law on December 20, 2020 and, among other provisions, extended the provisions in Section 4013 to January 1, 2022.

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

The carrying value of loans that remain on modified terms under the guidance of Section 4013 totaled $18,857,000 and $19,023,000 at March 31, 2021 and December 31, 2020, respectively. The carrying value of loans that remain on modified terms under the guidance of the revised interagency statement totaled $781,000 and $1,553,000 at March 31, 2021 and December 31, 2020, respectively.

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at March 31, 2021 and December 31, 2020 were approximately $127,290,000 and $137,188,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at March 31, 2021 was $481,000.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides at March 31, 2021 and December 31, 2020 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2021	December 31, 2020
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$—	1
Commercial, secured by real estate	—	—
Residential real estate	442	449
Other loans, including deposit overdrafts	—	—
Loans, gross	442	450
Less allowance for loan losses	—	—
Loans, net	$442	450

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$—	249
Commercial, secured by real estate	587	601
Residential real estate	540	595
Other loans, including deposit overdrafts	199	184
Loans, gross	1,326	1,629
Less allowance for loan losses	—	—
Loans, net	$1,326	1,629

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	758	780
Residential real estate	83	85
Other loans, including deposit overdrafts	—	—
Loans, gross	841	865
Less allowance for loan losses	—	—
Loans, net	$841	865

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$107	112
Commercial, secured by real estate	654	667
Residential real estate	858	1,177
Other loans, including deposit overdrafts	—	—
Loans, gross	1,619	1,956
Less allowance for loan losses	—	—
Loans, net	$1,619	1,956

Total
Commercial & industrial	$107	362
Commercial, secured by real estate	1,999	2,048
Residential real estate	1,923	2,306
Other loans, including deposit overdrafts	199	184
Loans, gross	4,228	4,900
Less allowance for loan losses	—	—
Loans, net	$4,228	4,900

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Outstanding balance	$5,386	6,128
Carrying amount	4,228	4,900

Activity during the three months ended March 31, 2021 and 2020 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Accretable discount at beginning of period	$182	480
Reclassification from nonaccretable discount to accretable discount	12	333
Accretion	(71)	(495)
Accretable discount at end of period	$123	318

Note 5 - Affordable Housing Tax Credit Limited Partnership

LCNB is a limited partner in limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of the investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants.

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Affordable housing tax credit investment	$11,950	12,000
Less amortization	1,538	1,320
Net affordable housing tax credit investment	$10,412	10,680

Unfunded commitment	$8,187	8,237

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 14 years.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Affordable Housing Tax Credit Limited Partnership (continued)
The following table presents other information relating to LCNB's affordable housing tax credit investments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Tax credits and other tax benefits recognized	$260	159
Tax credit amortization expense included in provision for income taxes	217	126

Note 6 – Borrowings

Borrowings at March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
FHLB long-term advances	$17,000	2.81%	$22,000	2.68%
	$17,000	2.81%	$22,000	2.68%
All advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $296 million and $276 million at March 31, 2021 and December 31, 2020, respectively.  Total remaining borrowing capacity at March 31, 2021 was approximately $172.6 million.

Note 7 - Leases

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three months ended March 31, 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$215	153
Short-term lease expense	14	12
Variable lease expense	1	3
Other	3	1
Total lease expense	$233	169

Other information related to leases at March 31, 2021 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$181
Right-of-use assets obtained in exchange for new operating lease liabilities	$801
Weighted average remaining lease term in years for operating leases	31.6
Weighted average discount rate for operating leases	3.35%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended March 31,
	2021	2020
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.7)%	(1.0)%
Tax exempt income on bank owned life insurance	(0.9)%	(2.2)%
Captive insurance premium income	(0.7)%	(0.8)%
Tax benefit from certain provisions of the CARES Act	—%	(3.4)%
Other, net	(0.6)%	(0.7)%
Effective tax rate	18.1%	12.9%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Commitments to extend credit:
Commercial loans	$101,614	24,581
Other loans
Fixed rate	14,534	14,668
Adjustable rate	3,743	4,386
Unused lines of credit:
Fixed rate	28,440	24,205
Adjustable rate	134,773	133,073
Unused overdraft protection amounts on demand and NOW accounts	16,549	16,471
Standby letters of credit	55	243
Total commitments	$299,708	217,627

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2021 totaled approximately $1,840,000.

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

Note 10 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2021
Balance at beginning of period	$4,349	(306)	4,043
Before reclassifications	(3,441)	1	(3,440)
Reclassifications	—	—	—
Balance at end of period	$908	(305)	603

2020
Balance at beginning of period	$857	(184)	673
Before reclassifications	2,658	—	2,658
Reclassifications	(175)	—	(175)
Balance at end of period	$3,340	(184)	3,156

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Accumulated Other Comprehensive Income (Loss), continued

Reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2021 and 2020 and the affected line items in the consolidated condensed statements of income were as follows (in thousands):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
	2021	2020
Realized gains from sales of debt securities, available-for-sale	$—	221	Net gains from sales of debt securities, available-for-sale
Income tax expense		46	Provision for income taxes
Reclassification adjustment, net of taxes	$—	175

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three-month period ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Qualified noncontributory defined benefit retirement plan	$279	270
401(k) plan	160	165

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest cost	$13	16
Amortization of unrecognized net loss	2	—
Net periodic pension cost	$15	16

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans (continued)

Amounts recognized in accumulated other comprehensive income, net of tax, at March 31, 2021 and December 31, 2020 for the nonqualified defined benefit retirement plan consists of (in thousands):

	March 31, 2021	December 31, 2020
Net actuarial loss	$304	306
Past service cost	—	—
Total recognized, net of tax	$304	306

Note 12 – Stock Based Compensation

LCNB established an Ownership Incentive Plan (the "2002 Plan") during 2002 that allowed for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards were made in the form of stock options, share awards, and/or appreciation rights.  The 2002 Plan provided for the issuance of up to 200,000 shares of common stock. Options granted under the 2002 Plan vested ratably over a five-year period and expired ten years after the date of grant. The 2002 Plan expired on April 16, 2012. Any outstanding unexercised options, however, continued to be exercisable in accordance with their terms.

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

LCNB has not granted stock option awards since 2012.

The following table summarizes stock option activity for the periods indicated:

	Three Months Ended March 31,
	2021			2020
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	311	$12.60		9,904	$11.96
Granted	—	—		—	—
Exercised	(311)	12.60		(9,593)	11.94
Expired	—	—		—	—
Outstanding, March 31,	—	—	—	311	12.60	—
Exercisable, March 31,	—	—	—	311	12.60	—
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Intrinsic value of options exercised	$1	46
Cash received from options exercised	4	115
Tax benefit realized from options exercised	—	5

Restricted stock awards granted under the 2015 Plan were as follows:

	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	28,596	$17.42	17,752	$18.03
Granted	26,321	16.85	19,211	16.87
Vested	(8,817)	17.55	(3,818)	18.45
Forfeited	(122)	16.87	(3,550)	16.90
Outstanding, March 31,	45,978	$17.07	29,595	$17.37

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Restricted stock expense	$93	33
Tax effect	20	7

Unrecognized compensation expense for restricted stock awards was $761,000 at March 31, 2021 and is expected to be recognized over a period of 4.9 years.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Earnings per Common Share (continued)

Earnings per share for the three months ended March 31, 2021 and 2020 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net income	$5,240	5,026
Less allocation of earnings and dividends to participating securities	18	11
Net income allocated to common shareholders	$5,222	5,015

Weighted average common shares outstanding, gross	12,840,782	12,955,672
Less average participating securities	45,958	29,595
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	12,794,824	12,926,077
Add dilutive effect of:
Stock options	28	1,589
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	12,794,852	12,927,666

Earnings per common share:
Basic	$0.41	0.39
Diluted	0.41	0.39

There were no anti-dilutive stock options outstanding at March 31, 2021 or 2020.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,121	1,121	—	—
Mutual funds	52	52	—	—
Mutual funds measured at net asset value	1,333	1,333	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	16,216	16,216	—	—
U.S. Agency notes	75,137	—	75,137	—
Corporate bonds	1,893	—	1,893	—
U.S. Agency mortgage-backed securities	96,603	—	96,603	—
Municipal securities:
Non-taxable	12,433	—	12,433	—
Taxable	35,337	—	35,337	—
Total recurring fair value measurements	$240,125	18,722	221,403	—

Nonrecurring fair value measurements:
Impaired loans	$2,078	—	—	2,078
Total nonrecurring fair value measurements	$2,078	—	—	2,078

December 31, 2020
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$987	987	—	—
Mutual funds	50	50	—	—
Mutual funds measured at net asset value	1,352	1,352	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,388	2,388	—	—
U.S. Agency notes	67,900	—	67,900	—
Corporate bonds	1,179	—	1,179	—
U.S. Agency mortgage-backed securities	91,634	—	91,634	—
Municipal securities:
Non-taxable	12,933	—	12,933	—
Taxable	33,437	—	33,437	—
Total recurring fair value measurements	$211,860	4,777	207,083	—

Nonrecurring fair value measurements:
Impaired loans	$3,439	—	—	3,439
Total nonrecurring fair value measurements	$3,439	—	—	3,439

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2021 and December 31, 2020 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
March 31, 2021
Impaired loans	$2,078	Discounted cash flows	Discount rate	8.25%	4.00%	4.72%

December 31, 2020
Impaired loans	$1,352	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	2,087	Discounted cash flows	Discount rate	8.25%	4.00%	4.74%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
Carrying amounts and estimated fair values of financial instruments as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
FINANCIAL ASSETS:
Cash and cash equivalents	$41,144	41,144	41,144	—	—
Debt securities, held-to-maturity	24,695	24,828	—	—	24,828
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,329,422	1,281,697	—	—	1,281,697
Accrued interest receivable	8,665	8,665	—	8,665	—

FINANCIAL LIABILITIES:
Deposits	1,537,116	1,539,552	1,311,915	227,637	—
Long-term debt	17,000	17,510	—	17,510	—
Accrued interest payable	349	349	—	349	—

December 31, 2020
FINANCIAL ASSETS:
Cash and cash equivalents	$31,730	31,730	31,730	—	—
Debt securities, held-to-maturity	24,810	24,960	—	—	24,960
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,293,693	1,252,642	—	—	1,252,642
Accrued interest receivable	8,337	8,337	—	8,337	—

FINANCIAL LIABILITIES:
Deposits	1,455,423	1,458,413	1,212,903	245,510	—
Long-term debt	22,000	22,595	—	22,595	—
Accrued interest payable	452	452	—	452	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at March 31, 2021 and December 31, 2020.

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

LCNB has created a cross-functional CECL Committee, which reports to the Audit Committee, composed of members from the lending, Wealth Management, and finance departments. During 2017, the CECL Committee selected a vendor to assist in implementation of and ongoing compliance with the new requirements. It has completed analyzing its data collection efforts, selected a calculation model, analyzed its pool segmentation and reporting mechanisms, and has finished back testing in preparation for adoption of the new methodology. While the committee and management expect that the implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, they are continuing to evaluate the potential impact on LCNB's results of consolidated operations and financial position. The consolidated financial statement impact of this new standard cannot be reasonably estimated at this time.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions. Please refer to LCNB’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as its other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

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
3.the disruption of global, national, state, and local economies associated with the COVID-19 pandemic, which could affect LCNB's liquidity and capital positions, impair the ability of our borrowers to repay outstanding loans, impair collateral values, and further increase the allowance for credit losses;
4.LCNB’s ability to integrate recent and any future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
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
14.adverse weather events and natural disasters and global and/or national epidemics; and
15.government intervention in the U.S. financial system, including the effects of legislative, tax, accounting, and regulatory actions and reforms, including the CARES Act, the Dodd-Frank Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, and the Tax Cuts and Jobs Act.

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

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public have taken and are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of or restrictions on the operations of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. While vaccination efforts are underway, the pandemic has not yet been contained and economic activity has not yet returned to pre-pandemic levels.

On April 8, 2021, the Ohio Department of Health director signed an Amended Order for Social Distancing, Facial Coverings and Non-Congregating (the "Amended Order"). The Amended Order encourages Ohio residents to continue wearing masks in public, to wash their hands as frequently as possible or use hand sanitizer, to maintain social distancing when possible, and to avoid large gatherings. Businesses are required to post clearly visible signage at building entrances requiring all persons entering to wear facial coverings, have hand sanitizer available at entrances and throughout their facilities, maintain appropriate distancing in que lines through the use of signage or tape or other means, and routinely disinfect high-contact surfaces such as desks, workstations, restrooms, and equipment. The Amended Order remains in force until rescinded or modified by the Ohio Department of Health.

Because of the economic disruption caused by the pandemic, LCNB has provided COVID-19 related payment deferrals, primarily agreements to accept interest only payments for a period of time or agreements to defer principal and interest payments for a period of time, on a number of loans. Loans still on deferral at March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021	December 31, 2020
Commercial, secured by real estate	$19,611	20,231
Residential real estate	27	324
Consumer	—	21
	$19,682	20,576

LCNB participated in the CARES Act PPP that provided government guaranteed and potentially forgivable loans to applicants. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses with funds to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Outstanding PPP loans at March 31, 2021 and December 31, 2020 totaled $33,263,000 and $21,088,000, respectively and unrecognized fees at those dates totaled $1,044,000 and $747,000, respectively.

LCNB continues to closely monitor the COVID-19 pandemic and expects to make future changes to respond to the pandemic as this situation continues to evolve.

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

Accounting for Intangibles.  LCNB’s intangible assets at March 31, 2021 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment or sooner if circumstances indicate a possible impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

Results of Operations

Net income for the three months ended March 31, 2021 was $5,240,000 (total basic and diluted earnings per share of $0.41). This compares to net income of $5,026,000 (total basic and diluted earnings per share of $0.39) for the same three month period in 2020.

Increases in the provision for loan losses, partially due to adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic, negatively affected earnings during the 2020 period. LCNB recorded a $52,000 credit for loan losses for the 2021 period, compared to a provision of $1,173,000 for the first quarter 2020.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended March 31, 2021 vs. March 31, 2020
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2021 and March 31, 2020, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,313,803	14,535	4.49%	$1,252,554	15,227	4.89%
Interest-bearing demand deposits	15,632	13	0.34%	5,480	31	2.28%
Federal Reserve Bank stock	4,652	—	—%	4,652	—	—%
Federal Home Loan Bank stock	5,203	26	2.03%	5,203	33	2.55%
Investment securities:
Equity securities	4,500	19	1.71%	4,313	30	2.80%
Debt securities, taxable	211,618	718	1.38%	146,954	950	2.60%
Debt securities, non-taxable (2)	34,174	284	3.37%	43,790	361	3.32%
Total earnings assets	1,589,582	15,595	3.98%	1,462,946	16,632	4.57%
Non-earning assets	191,287			179,478
Allowance for loan losses	(5,715)			(3,938)
Total assets	$1,775,154			$1,638,486

Savings deposits	$795,026	280	0.14%	$679,092	486	0.29%
IRA and time certificates	234,134	748	1.30%	320,651	1,631	2.05%
Short-term borrowings	342	1	1.19%	1,415	7	1.99%
Long-term debt	19,689	134	2.76%	38,325	254	2.67%
Total interest-bearing liabilities	1,049,191	1,163	0.45%	1,039,483	2,378	0.92%
Demand deposits	458,996			347,027
Other liabilities	25,450			20,918
Capital	241,517			231,058
Total liabilities and capital	$1,775,154			$1,638,486
Net interest rate spread (3)			3.53%			3.65%
Net interest income and net interest margin on a taxable-equivalent basis (4)		14,432	3.68%		14,254	3.92%
Ratio of interest-earning assets to interest-bearing liabilities	151.51%			140.74%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2021 as compared to the same period in 2020.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2021 vs. 2020
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$721	(1,413)	(692)
Interest-bearing demand deposits	24	(42)	(18)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	(7)	(7)
Investment securities:
Equity securities	1	(12)	(11)
Debt securities, taxable	323	(555)	(232)
Debt securities, non-taxable	(80)	3	(77)
Total interest income	989	(2,026)	(1,037)

Interest-bearing Liabilities:
Savings deposits	72	(278)	(206)
IRA and time certificates	(371)	(512)	(883)
Short-term borrowings	(4)	(2)	(6)
Long-term debt	(127)	7	(120)
Total interest expense	(430)	(785)	(1,215)
Net interest income	$1,419	(1,241)	178

Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2021 totaled $14,432,000, an increase of $178,000 from the comparable period in 2020.  Total interest expense decreased $1,215,000, partially offset by a $1,037,000 decrease in total interest income.

The $1,037,000 decrease in total interest income was due primarily to a $692,000 decrease in loan interest income and a $309,000 total decrease in interest income from taxable and non-taxable debt securities. The decrease in loan interest income was primarily due to a 40 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans, partially offset by a $61.2 million increase in the average balance of LCNB's loan portfolio. The decrease in interest income from taxable debt securities was due to a 122 basis point decrease in the average rate earned on these securities, partially offset by a $64.7 million increase in average securities. The decrease in non-taxable debt securities was due to a $9.6 million decrease in average securities, partially offset by a 5 basis point increase in the average rate earned on these securities. The net decrease in the average balance of taxable debt securities was invested in the loan portfolio and was also used to enhance liquidity. The decrease in average rates was due to market conditions.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The $1,215,000 decrease in total interest expense was due to a $206,000 decrease in interest expense for savings deposits, an $883,000 decrease in interest expense for IRA and time certificates, and a $120,000 decrease in interest expense for long-term debt. Interest expense for savings deposits decreased primarily due to a 15 basis point market-driven decrease in the average rate paid for these deposits, partially offset by a $115.9 million increase in the average balance of these deposits. Interest expense for IRA and time certificates decreased primarily due to a 75 basis point decrease in the average rate paid for these deposits and secondarily to an $86.5 million decrease in the average balance of these deposits. Interest expense for long-term debt decreased due to an $18.6 million decrease in average debt outstanding, slightly offset by a 9 basis point increase in the average rate paid.

Provision and Allowance For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. For analysis purposes, the loan portfolio is separated into pools of similar loans. These pools include commercial & industrial loans, owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, real estate loans secured by farms, real estate loans secured by multi-family dwellings, residential real estate loans secured by senior liens on 1-4 family dwellings, residential real estate loans secured by junior liens on 1-4 family dwellings, home equity line of credit loans, consumer loans, loans for agricultural purposes not secured by real estate, construction loans secured by 1-4 family dwellings, construction loans secured by other real estate, and several smaller classifications. Within each pool of loans, LCNB examines a variety of factors to determine the adequacy of the allowance for loan losses, including historic charge-off percentages, overall pool quality, a review of specific problem loans, current economic trends and conditions that may affect borrowers' ability to pay, and the nature, volume, and consistency of the loan pool.

The provision for loan losses for the three months ended March 31, 2021 was $1,225,000 less than the comparable period in 2020. The 2020 period included qualitative adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net recoveries for the three months ended March 31, 2021 were $3,000, as compared to net charge-offs of $210,000 for the same three-month period in 2020.

Non-Interest Income

A comparison of non-interest income for the three months ended March 31, 2021 and March 31, 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Difference
Fiduciary income	$1,529	1,103	426
Service charges and fees on deposit accounts	1,366	1,295	71
Net gains from sales of debt securities, available-for-sale	—	221	(221)
Bank owned life insurance income	267	601	(334)
Gains from sales of loans	43	120	(77)
Other operating income	260	499	(239)
Total non-interest income	$3,465	3,839	(374)

Reasons for changes include:
•Fiduciary income increased primarily due to growth in the market value of assets serviced.
•Service charges and fees on deposit accounts increased primarily due to increases in check card income, partially offset by decreases in overdraft fees and fee income recognized on Insured Cash Sweep ("ICS") deposit products.
•Net gains from sales of debt securities, available-for-sale, decreased due to the absence of security sales during the 2021 period.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Bank owned life insurance income for the three months ended March 31, 2020 included a mortality benefit, while no mortality benefits were recognized during the 2021 period.
•Gains from sales of loans decreased primarily due to a lower volume of residential real estate loan sales.
•Other operating income decreased primarily due to the absence of net gains realized from the sale of equity security investments during the 2021 period, partially offset by an increase in unrealized net gains from equity securities held in the portfolio.

Non-Interest Expense

A comparison of non-interest expense for the three months ended March 31, 2021 and March 31, 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Difference
Salaries and employee benefits	$6,433	6,768	(335)
Equipment expenses	368	287	81
Occupancy expense, net	794	682	112
State financial institutions tax	444	436	8
Marketing	268	177	91
Amortization of intangibles	257	260	(3)
FDIC insurance premiums (credit), net	113	(1)	114
Contracted services	540	402	138
Other non-interest expense	2,275	2,061	214
Total non-interest expense	$11,492	11,072	420

Reasons for changes include:
•Salaries and employee benefits decreased primarily due to an increase in salaries and benefits allocated to deferred costs on loans, reflecting a greater volume of originations during the 2021 period. The 2021 period included PPP loans, which were not a factor in the 2020 period.
•Equipment expenses increased primarily due to increased equipment rental costs and increased depreciation charges for furniture and equipment. During 2020, LCNB gradually replaced ATMs that it had previously owned with new ATMs obtained through an outsourcing arrangement.
•Occupancy expense increased primarily due to increased janitorial and cleaning costs and to increases in facility repair and maintenance costs.
•Marketing increased primarily due to expanded use of television, radio, and digital media.
•FDIC insurance premiums increased in 2021 because LCNB received small bank assessment credits from the FDIC during the first and second quarters 2020. LCNB received the full amount of the credit during the first two quarters of 2020 and premium payments returned to their normal levels thereafter.
•Contracted services increased due to increased usage of technology services and to price increases in general.
•Other non-interest expense increased partially due to a strategic decision to outsource LCNB's ATM operations to a third-party vendor during 2020, relieving LCNB branch personnel from various ATM maintenance responsibilities.
.
Income Taxes

LCNB's effective tax rate for the three months ended March 31, 2021 was 18.1%, compared to 12.9% for the three months ended March 31, 2020.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. A one-time tax benefit recognized as a result of certain provisions in the CARES Act passed by Congress and signed by President Trump during the first quarter 2020 also contributed to the difference during the 2020 period.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition

A comparison of balance sheet line items at March 31, 2021 and December 31, 2020 is as follows (dollars in thousands):

	March 31, 2021	December 31, 2020	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$41,144	31,730	9,414	29.67%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,506	2,389	117	4.90%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	237,619	209,471	28,148	13.44%
Debt securities, held-to-maturity, at cost	24,695	24,810	(115)	(0.46)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	5,203	5,203	—	—%
Loans, net	1,329,422	1,293,693	35,729	2.76%
Premises and equipment, net	35,243	35,376	(133)	(0.38)%
Operating lease right-of-use assets	6,865	6,274	591	9.42%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	3,108	3,453	(345)	(9.99)%
Bank owned life insurance	42,416	42,149	267	0.63%
Interest receivable	8,665	8,337	328	3.93%
Other assets	15,463	17,027	(1,564)	(9.19)%
Total assets	$1,818,321	1,745,884	72,437	4.15%

LIABILITIES:
Deposits:
Non-interest-bearing	$475,127	455,073	20,054	4.41%
Interest-bearing	1,061,989	1,000,350	61,639	6.16%
Total deposits	1,537,116	1,455,423	81,693	5.61%
Long-term debt	17,000	22,000	(5,000)	(22.73)%
Operating lease liabilities	6,998	6,371	627	9.84%
Accrued interest and other liabilities	17,961	21,265	(3,304)	(15.54)%
Total liabilities	1,579,075	1,505,059	74,016	4.92%

TOTAL SHAREHOLDERS' EQUITY	239,246	240,825	(1,579)	(0.66)%
Total liabilities and shareholders' equity	$1,818,321	1,745,884	72,437	4.15%

Reasons for changes include:
•Debt securities, available-for-sale, increased due to purchases of additional securities totaling $40.8 million, partially offset by maturities and calls of securities totaling $7.8 million. No securities were sold during the first quarter 2021.
•Net loans increased due to organic growth in the loan portfolio, including a net increase in PPP loans of $12.2 million. Most of the growth occurred in the commercial & industrial, commercial real estate, and residential real estate portfolios.
•Operating lease right-of-use assets and operating lease liabilities increased due to a new lease for the Union Village office and the renewal of a postage machine lease.
•Core deposit and other intangibles decreased due to amortization of core deposit intangibles and mortgage servicing rights.
•Interest receivable increased primarily due to an increase in accrued interest on debt securities, partially due to the increase in debt securities and partially due to timing of interest payment receipts. This increase was partially offset by a decrease in accrued interest on COVID-19 related loan payment deferrals.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Non-interest-bearing deposits and interest-bearing deposits have grown substantially since the start of the COVID-19 pandemic and this trend continued during the first quarter 2021. Management believes the growth reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits and NOW and savings accounts have grown, while balances in IRA and time deposits have decreased.
•Long-term debt decreased due to payoffs of matured debt. There were no new borrowings during 2021.
•Total shareholders' equity decreased primarily due to a $3.4 million decrease in accumulated other comprehensive income, net of taxes caused by market-driven decreases in the fair value of LCNB's debt security investments, dividends paid to shareholders, and treasury shares purchased. These decreases were partially offset by earnings retained during the first three months of 2021.

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

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Its use was permitted beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the March 31, 2021 regulatory capital calculations.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Regulatory Capital:
Shareholders' equity	$234,430	234,092
Goodwill and other intangibles	(61,441)	(61,698)
Accumulated other comprehensive (income) loss	(603)	(4,043)
Tier 1 risk-based capital	172,386	168,351
Eligible allowance for loan losses	5,679	5,728
Total risk-based capital	$178,065	174,079
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.48%	12.48%
Tier 1 Capital to risk-weighted assets	12.48%	12.48%
Total Capital to risk-weighted assets	12.89%	12.91%
Leverage	10.11%	10.06%

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

Total remaining borrowing capacity with the Federal Home Loan Bank at March 31, 2021 was approximately $172.6 million. In addition, additional borrowings of approximately $55.0 million were available through the line of credit arrangements at March 31, 2021.

On April 9, 2020, the Federal Reserve established the PPPLF to bolster the effectiveness of the SBA’s PPP. The PPPLF will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. LCNB management has decided not to currently use the PPPLF as a source of liquidity, as other sources of liquidity are believed to be adequate at this time.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment. The base projection uses a current interest rate scenario.  As shown below, the March 31, 2021 IRSA indicates that an increase in interest rates of 200 basis points or more will have a positive effect on NII and a 100 basis point increase or decrease in interest rates will have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$66,189	2,436	3.82%
Up 300	65,300	1,547	2.43%
Up 200	64,423	670	1.05%
Up 100	63,562	(191)	(0.30)%
Base	63,753	—	—%
Down 100	62,201	(1,552)	(2.43)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2021 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a 100 basis point decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for the upward rate assumptions are within LCNB's acceptable ranges. The changes in EVE for the down 100 basis points rate assumption is slightly outside the acceptable range of 20%.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$178,698	(47,877)	(21.13)%
Up 300	189,273	(37,302)	(16.46)%
Up 200	199,598	(26,977)	(11.91)%
Up 100	209,872	(16,703)	(7.37)%
Base	226,575	—	—%
Down 100	275,007	48,432	21.38%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2021, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

LCNB CORP. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings
Except for routine litigation incidental to its business, LCNB is not a party to any material pending legal proceedings and none of its property is the subject of any material proceedings.

Item 1A.	Risk Factors
There have been no material changes in the risk factors previously disclosed in the December 31, 2020 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

On August 24, 2020, LCNB's Board of Directors authorized a share repurchase program (the "Program"). Under the terms of the Program, LCNB is authorized to repurchase up to 645,000 of its outstanding common shares. The Program is authorized to last no longer than five years. The Program replaced and superseded LCNB’s prior share repurchase program, which was adopted in April 2019.

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

The following table sets forth information relating to repurchases made under the Program during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	14,532	$14.85	14,532	499,916
February 2021	53,382	$16.54	53,382	446,534
March 2021	2,407	$16.98	2,407	444,127

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 5, 2021	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

May 5, 2021	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer