Form 10-Q
period 2021-06-30
LCNB CORP
filed 2021-08-04
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 3, 2021 was 12,500,367 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
BSA	Bank Secrecy Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
Company	LCNB Corp. and its consolidated subsidiaries as a whole
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
GAAP	Generally Accepted Accounting Principles
ICS	Insured Cash Sweep
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LIHTC	Low Income Housing Tax Credit
OCC	Office of the Comptroller of the Currency
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SVP	Senior Vice President

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Cash and due from banks	$18,411	17,383
Interest-bearing demand deposits	4,498	14,347
Total cash and cash equivalents	22,909	31,730
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,488	2,389
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	310,515	209,471
Debt securities, held-to-maturity, at cost	24,242	24,810
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	5,203	5,203
Loans, net	1,312,113	1,293,693
Premises and equipment, net	35,356	35,376
Operating lease right-of-use assets	6,730	6,274
Goodwill	59,221	59,221
Core deposit and other intangibles, net	2,853	3,453
Bank owned life insurance	42,685	42,149
Interest receivable	8,395	8,337
Other assets	17,209	17,027
TOTAL ASSETS	$1,856,670	1,745,884

LIABILITIES:
Deposits:
Noninterest-bearing	$472,830	455,073
Interest-bearing	1,104,515	1,000,350
Total deposits	1,577,345	1,455,423
Short-term borrowings	—	—
Long-term debt	15,000	22,000
Operating lease liabilities	6,846	6,371
Accrued interest and other liabilities	17,527	21,265
TOTAL LIABILITIES	1,616,718	1,505,059

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,201,728 and 14,163,904 shares at June 30, 2021 and December 31, 2020, respectively; outstanding 12,634,845 and 12,858,325 shares at June 30, 2021 and December 31, 2020, respectively	142,791	142,443
Retained earnings	120,720	115,058
Treasury shares at cost, 1,566,883 and 1,305,579 shares at June 30, 2021 and December 31, 2020, respectively	(25,122)	(20,719)
Accumulated other comprehensive income, net of taxes	1,563	4,043
TOTAL SHAREHOLDERS' EQUITY	239,952	240,825
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,856,670	1,745,884

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$14,108	14,822	28,643	30,049
Dividends on equity securities:
With a readily determinable fair value	13	13	26	27
Without a readily determinable fair value	5	12	11	28
Interest on debt securities:
Taxable	905	667	1,623	1,617
Non-taxable	218	254	442	539
Other investments	180	189	219	253
TOTAL INTEREST INCOME	15,429	15,957	30,964	32,513

INTEREST EXPENSE:
Interest on deposits	945	1,732	1,973	3,849
Interest on short-term borrowings	1	—	2	7
Interest on long-term debt	114	227	248	481
TOTAL INTEREST EXPENSE	1,060	1,959	2,223	4,337
NET INTEREST INCOME	14,369	13,998	28,741	28,176
(CREDIT) PROVISION FOR LOAN LOSSES	(15)	16	(67)	1,189
NET INTEREST INCOME AFTER (CREDIT) PROVISION FOR LOAN LOSSES	14,384	13,982	28,808	26,987

NON-INTEREST INCOME:
Fiduciary income	1,735	1,201	3,264	2,304
Service charges and fees on deposit accounts	1,519	1,237	2,885	2,532
Net gains from sales of debt securities, available-for-sale	—	—	—	221
Bank owned life insurance income	269	287	536	888
Gains from sales of loans	151	317	194	437
Other operating income	640	277	900	776
TOTAL NON-INTEREST INCOME	4,314	3,319	7,779	7,158

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,111	6,648	13,544	13,416
Equipment expenses	443	289	811	576
Occupancy expense, net	729	723	1,523	1,405
State financial institutions tax	437	420	881	856
Marketing	357	258	625	435
Amortization of intangibles	260	260	517	520
FDIC insurance premiums, net	123	31	236	30
Contracted services	623	475	1,163	877
Other non-interest expense	2,125	2,012	4,400	4,073
TOTAL NON-INTEREST EXPENSE	12,208	11,116	23,700	22,188
INCOME BEFORE INCOME TAXES	6,490	6,185	12,887	11,957
PROVISION FOR INCOME TAXES	1,200	1,128	2,357	1,874
NET INCOME	$5,290	5,057	10,530	10,083

Dividends declared per common share	$0.19	0.18	0.38	0.36
Earnings per common share:
Basic	$0.41	0.39	0.82	0.78
Diluted	0.41	0.39	0.82	0.78
Weighted average common shares outstanding:
Basic	12,743,726	12,940,975	12,769,131	12,933,528
Diluted	12,743,726	12,941,001	12,769,146	12,934,158

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,290	5,057	10,530	10,083
Other comprehensive income (loss):
Net unrealized (losses) gains on available-for-sale debt securities (net of taxes of $255 and $190 for the three months ended June 30, 2021 and 2020, respectively, and $(660) and $896 for the six months ended June 30, 2021 and 2020, respectively)	958	711	(2,483)	3,369
Reclassification adjustment for net realized gains on sales of available-for-sale debt securities included in net income (net of taxes of $46 for the six months ended June 30, 2020)	—	—	—	(175)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost (net of taxes of $1 and $1 for the three and six months ended June 30, 2021)	2	1	3	1
Other comprehensive (loss) income, net of tax	960	712	(2,480)	3,195
TOTAL COMPREHENSIVE INCOME	$6,250	5,769	8,050	13,278

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Three Months Ended June 30, 2021
Balance at March 31, 2021	12,820,108	$142,639	117,863	(21,859)	603	239,246
Net income			5,290			5,290
Other comprehensive income, net of taxes					960	960
Dividend Reinvestment and Stock Purchase Plan	5,720	100				100
Repurchase of common stock	(190,983)			(3,263)		(3,263)
Compensation expense relating to restricted stock	—	52				52
Common stock dividends, $0.19 per share			(2,433)			(2,433)
Balance at June 30, 2021	12,634,845	$142,791	120,720	(25,122)	1,563	239,952

Six Months Ended June 30, 2021
Balance at December 31, 2020	12,858,325	$142,443	115,058	(20,719)	4,043	240,825
Net income			10,530			10,530
Other comprehensive loss, net of taxes					(2,480)	(2,480)
Dividend Reinvestment and Stock Purchase Plan	11,192	199				199
Repurchase of common stock	(261,304)			(4,403)		(4,403)
Exercise of stock options	311	4				4
Compensation expense relating to restricted stock	26,321	145				145
Common stock dividends, $0.38 per share			(4,868)			(4,868)
Balance at June 30, 2021	12,634,845	$142,791	120,720	(25,122)	1,563	239,952

Three Months Ended June 30, 2020
Balance at March 31, 2020	12,969,076	$142,046	107,123	(18,847)	3,156	233,478
Net income			5,057			5,057
Other comprehensive income, net of taxes					712	712
Dividend Reinvestment and Stock Purchase Plan	6,803	101				101
Compensation expense relating to restricted stock	—	34				34
Common stock dividends, $0.18 per share			(2,335)			(2,335)
Balance at June 30, 2020	12,975,879	$142,181	109,845	(18,847)	3,868	237,047

Six Months Ended June 30, 2020
Balance at December 31, 2019	12,936,783	$141,791	104,431	(18,847)	673	228,048
Net income			10,083			10,083
Other comprehensive income, net of taxes					3,195	3,195
Dividend Reinvestment and Stock Purchase Plan	13,842	208				208
Exercise of stock options	9,593	115				115
Compensation expense relating to restricted stock	15,661	67				67
Common stock dividends, $0.36 per share			(4,669)			(4,669)
Balance at June 30, 2020	12,975,879	$142,181	109,845	(18,847)	3,868	237,047

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,530	10,083
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	989	936
Provision (credit) for loan losses	(67)	1,189
Deferred income tax provision	356	126
Increase in cash surrender value of bank owned life insurance	(536)	(571)
Bank owned life insurance mortality benefits in excess of cash surrender value	—	(317)
Gain from equity securities	(90)	(453)
Realized gain from sales of debt securities, available-for-sale	—	(221)
Realized gain from sales of premises and equipment	(5)	(50)
Realized gain from sales and impairment of other real estate owned and repossessed assets	—	(11)
Origination of mortgage loans for sale	(7,591)	(16,551)
Realized gains from sales of loans	(194)	(437)
Proceeds from sales of mortgage loans	7,690	16,821
Compensation expense related to restricted stock	145	67
Changes in:
Accrued interest receivable	(58)	(4,444)
Other assets	(180)	(3,529)
Other liabilities	(3,431)	2,293
TOTAL ADJUSTMENTS	(2,972)	(5,152)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	7,558	4,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	646
Proceeds from sales of debt securities, available-for-sale	—	8,786
Proceeds from maturities and calls of debt securities:
Available-for-sale	16,592	39,560
Held-to-maturity	1,508	1,773
Purchases of equity securities	(9)	(44)
Purchases of debt securities:
Available-for-sale	(121,604)	(20,002)
Held-to-maturity	(940)	(1,485)
Net increase in loans	(16,855)	(91,276)
Proceeds from bank owned life insurance mortality benefits	—	958
Proceeds from sale of other real estate owned and repossessed assets	—	208
Purchases of premises and equipment	(930)	(1,604)
Proceeds from sale of premises and equipment	5	225
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(122,233)	(62,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	121,922	90,641
Principal payments on long-term debt	(7,000)	(7,000)
Proceeds from issuance of common stock	16	36
Repurchase of common stock	(4,403)	—
Proceeds from exercise of stock options	4	115
Cash dividends paid on common stock	(4,685)	(4,497)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	105,854	79,295
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,821)	21,971
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,730	20,765
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,909	42,736

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	2,365	4,466
Income taxes paid	2,290	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Right-of-use assets obtained in exchange for lease obligations	801	—

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of consolidated operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 8-03.

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

Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2020 Annual Report on Form 10-K filed with the SEC.

Accounting Changes
Financial Accounting Standards (“FASB”) Accounting Standards Update (“ASU”) No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting"
ASU No. 2020-04 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. LCNB does not expect the guidance in ASU No. 2020-04 will have a material impact on its results of consolidated operations or financial position.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2021
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$64,317	255	78	64,494
U.S. Agency notes	95,830	587	928	95,489
Corporate bonds	1,900	7	14	1,893
U.S. Agency mortgage-backed securities	98,358	2,123	388	100,093
Municipal securities:
Non-taxable	11,725	188	14	11,899
Taxable	36,023	828	204	36,647
	$308,153	3,988	1,626	310,515

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$20,840	125	—	20,965
Taxable	3,402	22	—	3,424
	$24,242	147	—	24,389

December 31, 2020
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,268	120	—	2,388
U.S. Agency notes	66,983	950	33	67,900
Corporate Bonds	1,200	—	21	1,179
U.S. Agency mortgage-backed securities	88,455	3,180	1	91,634
Municipal securities:
Non-taxable	12,651	282	—	12,933
Taxable	32,409	1,031	3	33,437
	$203,966	5,563	58	209,471

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$21,408	181	—	21,589
Taxable	3,402	6	37	3,371
	$24,810	187	37	24,960

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at June 30, 2021 and December 31, 2020, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
Available-for-Sale:
U.S. Treasury notes	$29,734	78	—	—
U.S. Agency notes	68,180	928	—	—
Corporate bonds	1,186	14	—	—
U.S. Agency mortgage-backed securities	32,947	388	—	—
Municipal securities:
Non-taxable	1,741	14	—	—
Taxable	13,488	204	—	—
	$147,276	1,626	—	—

December 31, 2020
Available-for-Sale:
U.S. Treasury notes	$—	—	—	—
U.S. Agency notes	10,674	33	—	—
Corporate Bonds	679	21	—	—
U.S. Agency mortgage-backed securities	290	1	—	—
Municipal securities:
Non-taxable	38	—	—	—
Taxable	3,063	3	—	—
	$14,744	58	—	—

Held-to-Maturity:
Municipal securities:
Non-taxable	$1	—	—
Taxable	3,113	37	—	—
	$3,114	37	—	—

Management has determined that the unrealized losses at June 30, 2021 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Contractual maturities of debt securities at June 30, 2021 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$7,476	7,563	1,830	1,837
Due from one to five years	87,421	88,315	5,641	5,688
Due from five to ten years	113,868	113,528	2,038	2,066
Due after ten years	1,030	1,016	14,733	14,798
	209,795	210,422	24,242	24,389
U.S. Agency mortgage-backed securities	98,358	100,093	—	—
	$308,153	310,515	24,242	24,389

Debt securities with a market value of $142,938,000 and $118,599,000 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities, available-for-sale, for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$—	—	—	8,786
Gross realized gains	—	—	—	221
Gross realized losses	—	—	—	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at June 30, 2021 on its investments in equity securities without a readily determinable fair value.

The cost and estimated fair value of equity securities with a readily determinable fair value at June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$1,403	1,394	1,395	1,402
Equity securities	778	1,094	778	987
Total equity securities with a readily determinable fair value	$2,181	2,488	2,173	2,389

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains (losses) recognized	$(22)	120	90	453
Less net realized gains on equity securities sold	—	—	—	559
Net unrealized gains (losses) recognized and still held at period end	$(22)	120	90	(106)

Note 3 - Loans

Major classifications of loans at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Commercial & industrial	$97,240	100,254
Commercial, secured by real estate	836,085	843,230
Residential real estate	341,447	309,692
Consumer	35,257	36,917
Agricultural	8,765	10,100
Other loans, including deposit overdrafts	369	363
Loans, gross	1,319,163	1,300,556
Deferred origination fees, net	(1,398)	(1,135)
Loans, net of deferred origination fees	1,317,765	1,299,421
Less allowance for loan losses	5,652	5,728
Loans, net	$1,312,113	1,293,693

Non-accrual, past-due, and accruing restructured loans as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Non-accrual loans:
Commercial, secured by real estate	$2,092	2,458
Residential real estate	1,246	1,260
Total non-accrual loans	3,338	3,718
Past-due 90 days or more and still accruing	—	—
Total non-accrual and past-due 90 days or more and still accruing	3,338	3,718
Accruing restructured loans	2,964	5,176
Total	$6,302	8,894

.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended June 30, 2021
Balance, beginning of period	$957	3,634	919	131	39	(1)	5,679
Provision (credit) charged to expenses	86	109	(223)	(8)	(2)	23	(15)
Losses charged off	—	—	—	(2)	—	(22)	(24)
Recoveries	—	—	1	1	—	10	12
Balance, end of period	$1,043	3,743	697	122	37	10	5,652

Six Months Ended June 30, 2021
Balance, beginning of year	$816	3,903	837	153	28	(9)	5,728
Provision (credit) charged to expenses	227	(158)	(152)	(28)	9	35	(67)
Losses charged off	—	(2)	(16)	(5)	—	(43)	(66)
Recoveries	—	—	28	2	—	27	57
Balance, end of period	$1,043	3,743	697	122	37	10	5,652

Three Months Ended June 30, 2020
Balance, beginning of period	$633	3,574	629	129	39	4	5,008
Provision (credit) charged to expenses	72	(109)	68	(10)	(13)	8	16
Losses charged off	(14)	—	—	(3)	—	(27)	(44)
Recoveries	—	—	—	17	—	19	36
Balance, end of period	$691	3,465	697	133	26	4	5,016

Six Months Ended June 30, 2020
Balance, beginning of year	$456	2,924	528	99	34	4	4,045
Provision (credit) charged to expenses	231	811	99	31	(8)	25	1,189
Losses charged off	(14)	(270)	(3)	(15)	—	(63)	(365)
Recoveries	18	—	73	18	—	38	147
Balance, end of period	$691	3,465	697	133	26	4	5,016

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
June 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$8	14	10	—	—	—	32
Collectively evaluated for impairment	1,035	3,729	687	122	37	10	5,620
Acquired credit impaired loans	—	—	—	—	—		—
Balance, end of period	$1,043	3,743	697	122	37	10	5,652

Loans:
Individually evaluated for impairment	$175	4,137	1,538	—	—	—	5,850
Collectively evaluated for impairment	95,838	828,736	339,243	35,371	8,730	206	1,308,124
Acquired credit impaired loans	426	1,950	1,252	—	—	163	3,791
Balance, end of period	$96,439	834,823	342,033	35,371	8,730	369	1,317,765

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$8	17	27	—	—	—	52
Collectively evaluated for impairment	808	3,886	810	153	28	(9)	5,676
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$816	3,903	837	153	28	(9)	5,728

Loans:
Individually evaluated for impairment	$194	6,613	1,641	5	—	—	8,453
Collectively evaluated for impairment	99,040	833,548	306,138	37,047	10,116	179	1,286,068
Acquired credit impaired loans	362	2,048	2,306	—	—	184	4,900
Balance, end of period	$99,596	842,209	310,085	37,052	10,116	363	1,299,421

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

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Eligible borrowers can apply for a First Draw or a Second Draw PPP Loan. PPP loans made by LCNB have a maturity of two years if issued prior to June 5, 2020 and five years if issued on or after June 5, 2020. The loans have an interest rate of 1%. In addition, the SBA pays originating lenders processing fees based on the size of the loan. A borrower who meets certain requirements can request loan forgiveness from the SBA. If loan forgiveness is granted, the SBA will forward the forgiveness amount to the lender. LCNB originated 316 PPP loans with original balances totaling $45.5 million during 2020 and originated an additional 358 loans with original balances totaling $38.3 million during the first half of 2021. The outstanding balance at June 30, 2021 was $23.8 million.

Commercial, Secured by Real Estate Loans.  Commercial real estate loans include loans secured by a variety of commercial, retail, and office buildings, religious facilities, hotels, multifamily (more than four-family) residential properties, construction and land development loans, and other land loans. Mortgage loans secured by owner-occupied agricultural property are included in this category.  Commercial real estate loan products generally amortize over five to twenty-five years and are payable in monthly principal and interest installments.  Some have balloon payments due within one to ten years after the origination date.  The majority have adjustable interest rates with adjustment periods ranging from one to ten years, some of which are subject to established “floor” interest rates.

Commercial real estate loans are underwritten based on the ability of the property, in the case of income producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon global debt service, collateral value, financial strength and liquidity of any and all guarantors, and other factors. Commercial real estate loans are generally originated with a 75% to 85% maximum loan to appraised value ratio, depending upon borrower occupancy.

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one to four-family residential properties.  Home equity lines of credit are included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year or less draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable rate mortgage loans.  Adjustable rate loans are available with adjustment periods ranging between one to fifteen years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  Home equity lines of credit have a variable rate based on the Wall Street Journal prime rate plus a margin.

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

A breakdown of the loan portfolio by credit quality indicators at June 30, 2021 and December 31, 2020 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2021
Commercial & industrial	$96,218	—	221	—	96,439
Commercial, secured by real estate	797,440	17,079	20,304	—	834,823
Residential real estate	339,331	—	2,702	—	342,033
Consumer	35,371	—	—	—	35,371
Agricultural	8,730	—	—	—	8,730
Other	369	—	—	—	369
Total	$1,277,459	17,079	23,227	—	1,317,765

December 31, 2020
Commercial & industrial	$97,391	—	2,205	—	99,596
Commercial, secured by real estate	811,558	9,279	21,372	—	842,209
Residential real estate	306,092	1,005	2,988	—	310,085
Consumer	37,050	—	2	—	37,052
Agricultural	10,116	—	—	—	10,116
Other	363	—	—	—	363
Total	$1,262,570	10,284	26,567	—	1,299,421

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at June 30, 2021 and December 31, 2020 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
June 30, 2021
Commercial & industrial	$—	—	—	—	96,439	96,439	—
Commercial, secured by real estate	—	—	895	895	833,928	834,823	—
Residential real estate	6	13	454	473	341,560	342,033
Consumer	4	—	—	4	35,367	35,371	—
Agricultural	—	—	—	—	8,730	8,730	—
Other	87	—	—	87	282	369	—
Total	$97	13	1,349	1,459	1,316,306	1,317,765	—

December 31, 2020
Commercial & industrial	$—	—	—	—	99,596	99,596	—
Commercial, secured by real estate	16	—	1,476	1,492	840,717	842,209	—
Residential real estate	497	219	675	1,391	308,694	310,085	—
Consumer	4	1	—	5	37,047	37,052	—
Agricultural	—	—	—	—	10,116	10,116	—
Other	60	—	—	60	303	363	—
Total	$577	220	2,151	2,948	1,296,473	1,299,421	—

Impaired loans, including acquired credit impaired loans, at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$426	679		362	646
Commercial, secured by real estate	5,413	6,407		6,050	6,735
Residential real estate	2,542	2,949		3,261	3,695
Consumer	—	—		4	4
Agricultural	—	—		—	—
Other	163	253		184	297
Total	$8,544	10,288		9,861	11,377

With an allowance recorded:
Commercial & industrial	$175	180	8	194	199	8
Commercial, secured by real estate	674	675	14	2,611	2,908	17
Residential real estate	248	248	10	686	687	27
Consumer	—	—	—	1	1	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$1,097	1,103	32	3,492	3,795	52

Total:
Commercial & industrial	$601	859	8	556	845	8
Commercial, secured by real estate	6,087	7,082	14	8,661	9,643	17
Residential real estate	2,790	3,197	10	3,947	4,382	27
Consumer	—	—	—	5	5	—
Agricultural	—	—	—	—	—	—
Other	163	253	—	184	297	—
Total	$9,641	11,391	32	13,353	15,172	52

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$267	19	1,219	18
Commercial, secured by real estate	6,406	76	5,981	196
Residential real estate	2,909	70	3,026	56
Consumer	—	—	8	—
Agricultural	—	—	—	—
Other	181	16	247	7
Total	$9,763	181	10,481	277

With an allowance recorded:
Commercial & industrial	$180	2	216	5
Commercial, secured by real estate	677	8	1,786	11
Residential real estate	251	4	323	5
Consumer	—	—	3	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,108	14	2,328	21

Total:
Commercial & industrial	$447	21	1,435	23
Commercial, secured by real estate	7,083	84	7,767	207
Residential real estate	3,160	74	3,349	61
Consumer	—	—	11	—
Agricultural	—	—	—	—
Other	181	16	247	7
Total	$10,871	195	12,809	298

Six Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$299	44	1,227	289
Commercial, secured by real estate	7,061	201	7,172	530
Residential real estate	3,180	136	3,162	149
Consumer	2	—	14	1
Agricultural	—	—	—	—
Other	182	30	252	15
Total	$10,724	411	11,827	984

With an allowance recorded:
Commercial & industrial	$184	5	221	8
Commercial, secured by real estate	680	19	1,799	21
Residential real estate	254	8	327	10
Consumer	—	—	4	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,118	32	2,351	39

Total:
Commercial & industrial	$483	49	1,448	297
Commercial, secured by real estate	7,741	220	8,971	551
Residential real estate	3,434	144	3,489	159
Consumer	2	—	18	1
Agricultural	—	—	—	—
Other	182	30	252	15
Total	$11,842	443	14,178	1,023

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Of the interest income recognized on impaired loans during the six months ended June 30, 2021 and 2020, approximately $0 and $10,000, respectively, were recognized on a cash basis.

From time to time, the terms of certain loans are modified as troubled debt restructurings ("TDRs") where concessions are granted to borrowers experiencing financial difficulties. Each modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower's ability to pay the debt as modified. The modification of the terms of such loans may have included one, or a combination of, the following: a temporary or permanent reduction of the stated interest rate of the loan, an increase in the stated rate of interest lower than the current market rate for new debt with similar risk, forgiveness of principal, an extension of the maturity date, or a change in the payment terms.

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	2021			2020
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended June 30,
Commercial and industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	1	27	31	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$27	31	—	$—	—

Six Months Ended June 30,
Commercial & industrial	—	$—	$—	1	$4	$5
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	2	48	52	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$48	$52	1	$4	$5

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the six months ended June 30, 2021 and 2020.

All troubled debt restructurings are considered impaired loans. The allowance for loan losses on such restructured loans is based on the present value of future expected cash flows.

Information concerning loans that were modified during the six months ended June 30, 2021 and 2020 and that were determined to be troubled debt restructurings follows (in thousands):

	2021	2020
Impaired loans without a valuation allowance	$48	3
Impaired loans with a valuation allowance	—	—

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

The carrying value of loans that remain on modified terms under the guidance of Section 4013 totaled $10,404,000 and $19,023,000 at June 30, 2021 and December 31, 2020, respectively. No loans remain on modified terms under the guidance of the revised interagency statement at June 30, 2021 and such loans totaled $1,553,000 at December 31, 2020.

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at June 30, 2021 and December 31, 2020 were approximately $126,924,000 and $137,188,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at June 30, 2021 was $454,000.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides at June 30, 2021 and December 31, 2020 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2021	December 31, 2020
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$1	1
Commercial, secured by real estate	—	—
Residential real estate	412	449
Other loans, including deposit overdrafts	—	—
Loans, gross	413	450
Less allowance for loan losses	—	—
Loans, net	$413	450

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$324	249
Commercial, secured by real estate	571	601
Residential real estate	530	595
Other loans, including deposit overdrafts	163	184
Loans, gross	1,588	1,629
Less allowance for loan losses	—	—
Loans, net	$1,588	1,629

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	738	780
Residential real estate	52	85
Other loans, including deposit overdrafts	—	—
Loans, gross	790	865
Less allowance for loan losses	—	—
Loans, net	$790	865

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$101	112
Commercial, secured by real estate	641	667
Residential real estate	258	1,177
Other loans, including deposit overdrafts	—	—
Loans, gross	1,000	1,956
Less allowance for loan losses	—	—
Loans, net	$1,000	1,956

Total
Commercial & industrial	$426	362
Commercial, secured by real estate	1,950	2,048
Residential real estate	1,252	2,306
Other loans, including deposit overdrafts	163	184
Loans, gross	3,791	4,900
Less allowance for loan losses	—	—
Loans, net	$3,791	4,900

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Outstanding balance	$4,883	6,128
Carrying amount	3,791	4,900

Activity during the three and six months ended June 30, 2021 and 2020 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accretable discount at beginning of period	$123	318	182	480
Reclassification from nonaccretable discount to accretable discount	31	29	43	362
Accretion	(70)	(143)	(141)	(638)
Accretable discount at end of period	$84	204	84	204

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Affordable housing tax credit investment	$11,950	12,000
Less amortization	1,752	1,320
Net affordable housing tax credit investment	$10,198	10,680

Unfunded commitment	$6,964	8,237

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 13.5 years.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Affordable Housing Tax Credit Limited Partnership (continued)
The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tax credits and other tax benefits recognized	$260	379	520	538
Tax credit amortization expense included in provision for income taxes	215	137	432	263

Note 6 – Borrowings

Borrowings at June 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
FHLB long-term advances	15,000	2.98%	22,000	2.68%
All advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $310 million and $276 million at June 30, 2021 and December 31, 2020, respectively.  Total remaining borrowing capacity at June 30, 2021 was approximately $212.1 million.

Note 7 - Leases

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and six months ended June 30, 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$212	148	427	301
Short-term lease expense	11	15	25	27
Variable lease expense	1	4	2	7
Other	3	5	6	6
Total lease expense	$227	172	460	341

Other information related to leases at June 30, 2021 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$408
Right-of-use assets obtained in exchange for new operating lease liabilities	$801
Weighted average remaining lease term in years for operating leases	32.0
Weighted average discount rate for operating leases	3.36%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.7)%	(0.8)%	(0.7)%	(0.9)%
Tax exempt income on bank owned life insurance	(0.9)%	(1.0)%	(0.9)%	(1.6)%
Captive insurance premium income	(0.8)%	(0.7)%	(0.7)%	(0.7)%
Tax benefit from certain provisions of the CARES Act	—%	—%	—%	(1.6)%
Other, net	(0.1)%	(0.3)%	(0.4)%	(0.5)%
Effective tax rate	18.5%	18.2%	18.3%	15.7%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Commitments to extend credit:
Commercial loans	$34,781	24,581
Other loans
Fixed rate	7,922	14,668
Adjustable rate	2,816	4,386
Unused lines of credit:
Fixed rate	52,047	24,205
Adjustable rate	152,405	133,073
Unused overdraft protection amounts on demand and NOW accounts	16,686	16,471
Standby letters of credit	55	243
Total commitments	$266,712	217,627

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2021 totaled approximately $1,726,000.

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

Note 10 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Unrealized Gains on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2021
Balance at beginning of period	$908	(305)	603	4,349	(306)	4,043
Before reclassifications	958	2	960	(2,483)	3	(2,480)
Reclassifications	—	—	—	—	—	—
Balance at end of period	$1,866	(303)	1,563	1,866	(303)	1,563

2020
Balance at beginning of period	$3,340	(184)	3,156	857	(184)	673
Before reclassifications	711	1	712	3,369	1	3,370
Reclassifications	—	—	—	(175)	—	(175)
Balance at end of period	$4,051	(183)	3,868	4,051	(183)	3,868

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Accumulated Other Comprehensive Income (Loss), continued

Reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2021 and 2020 and the affected line items in the consolidated condensed statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2021	2020	2021	2020
Realized gains from sales of debt securities, available-for-sale	$—	—	—	221	Net gains from sales of debt securities, available-for-sale
Income tax expense	—	—	—	46	Provision for income taxes
Reclassification adjustment, net of taxes	$—	—	—	175

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month period ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Qualified noncontributory defined benefit retirement plan	$282	271	561	541
401(k) plan	152	147	312	312

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$13	16	26	32
Amortization of unrecognized net loss	2	—	4	—
Net periodic pension cost	$15	16	30	32

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans (continued)

Amounts recognized in accumulated other comprehensive income, net of tax, at June 30, 2021 and December 31, 2020 for the nonqualified defined benefit retirement plan consists of (in thousands):

	June 30, 2021	December 31, 2020
Net actuarial loss	$303	306
Past service cost	—	—
Total recognized, net of tax	$303	306

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

LCNB has not granted stock option awards since 2012.

The following table summarizes stock option activity for the periods indicated:

	Six Months Ended June 30,
	2021			2020
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	311	$12.60		9,904	$11.96
Granted	—	—		—	—
Exercised	(311)	12.60		(9,593)	11.94
Expired	—	—		—	—
Outstanding, June 30,	—	—	$—	311	12.60	$1
Exercisable, June 30,	—	—	$—	311	12.60	$1
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Intrinsic value of options exercised	$1	46
Cash received from options exercised	4	115
Tax benefit realized from options exercised	—	5

Restricted stock awards granted under the 2015 Plan were as follows:

	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	28,596	$17.42	17,752	$18.03
Granted	26,321	16.85	19,211	16.87
Vested	(8,817)	17.55	(3,818)	18.45
Forfeited	(122)	16.87	(3,550)	16.90
Outstanding, June 30,	45,978	$17.07	29,595	$17.37

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock expense	$52	35	145	68
Tax effect	10	7	30	14

Unrecognized compensation expense for restricted stock awards was $709,000 at June 30, 2021 and is expected to be recognized over a period of 4.7 years.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Earnings per Common Share (continued)

Earnings per share for the three and six months ended June 30, 2021 and 2020 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,290	5,057	10,530	10,083
Less allocation of earnings and dividends to participating securities	19	12	38	23
Net income allocated to common shareholders	$5,271	5,045	10,492	10,060

Weighted average common shares outstanding, gross	12,789,684	12,970,570	12,815,089	12,963,123
Less average participating securities	45,958	29,595	45,958	29,595
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	12,743,726	12,940,975	12,769,131	12,933,528
Add dilutive effect of:
Stock options	—	26	15	630
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	12,743,726	12,941,001	12,769,146	12,934,158

Earnings per common share:
Basic	$0.41	0.39	0.82	0.78
Diluted	0.41	0.39	0.82	0.78

There were no anti-dilutive stock options outstanding at June 30, 2021 or 2020.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,094	1,094	—	—
Mutual funds	54	54	—	—
Mutual funds measured at net asset value	1,340	1,340	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	64,494	64,494	—	—
U.S. Agency notes	95,489	—	95,489	—
Corporate bonds	1,893	—	1,893	—
U.S. Agency mortgage-backed securities	100,093	—	100,093	—
Municipal securities:
Non-taxable	11,899	—	11,899	—
Taxable	36,647	—	36,647	—
Total recurring fair value measurements	$313,003	66,982	246,021	—

Nonrecurring fair value measurements:
Impaired loans	$1,065	—	—	1,065
Total nonrecurring fair value measurements	$1,065	—	—	1,065

December 31, 2020
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$987	987	—	—
Mutual funds	50	50	—	—
Mutual funds measured at net asset value	1,352	1,352	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,388	2,388	—	—
U.S. Agency notes	67,900	—	67,900	—
Corporate bonds	1,179	—	1,179	—
U.S. Agency mortgage-backed securities	91,634	—	91,634	—
Municipal securities:
Non-taxable	12,933	—	12,933	—
Taxable	33,437	—	33,437	—
Total recurring fair value measurements	$211,860	4,777	207,083	—

Nonrecurring fair value measurements:
Impaired loans	$3,439	—	—	3,439
Total nonrecurring fair value measurements	$3,439	—	—	3,439

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2021 and December 31, 2020 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
June 30, 2021
Impaired loans	1,065	Discounted cash flows	Discount rate	8.25%	4.00%	6.12%

December 31, 2020
Impaired loans	$1,352	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	2,087	Discounted cash flows	Discount rate	8.25%	4.00%	4.74%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
Carrying amounts and estimated fair values of financial instruments as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
FINANCIAL ASSETS:
Cash and cash equivalents	$22,909	22,909	22,909	—	—
Debt securities, held-to-maturity	24,242	24,389	—	—	24,389
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,312,113	1,272,961	—	—	1,272,961
Accrued interest receivable	8,395	8,395	—	8,395	—

FINANCIAL LIABILITIES:
Deposits	1,577,345	1,579,285	1,362,599	216,686	—
Long-term debt	15,000	15,437	—	15,437	—
Accrued interest payable	311	311	—	311	—

December 31, 2020
FINANCIAL ASSETS:
Cash and cash equivalents	$31,730	31,730	31,730	—	—
Debt securities, held-to-maturity	24,810	24,960	—	—	24,960
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,293,693	1,252,642	—	—	1,252,642
Accrued interest receivable	8,337	8,337	—	8,337	—

FINANCIAL LIABILITIES:
Deposits	1,455,423	1,458,413	1,212,903	245,510	—
Long-term debt	22,000	22,595	—	22,595	—
Accrued interest payable	452	452	—	452	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at June 30, 2021 and December 31, 2020.

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
4.LCNB’s ability to integrate future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
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

On May 12, 2021, Governor Mike DeWine announced that the vast majority of Ohio Department of Health orders related to COVID-19 would be rescinded on June 2, 2021. Measures that have been removed include facial covering protocols, social distancing guidelines, and capacity restrictions for indoor and outdoor events. Businesses can choose to continue facial mask and social distancing protocols in their facilities. In response, LCNB management rescinded requirements to wear facial masks and practice social distancing, effective June 2, 2021. Employees and customers who wish to continue wearing facial masks may continue to do so. Plexiglass barriers at teller stations will remain until and if management decides to remove them. Further, on June 17, 2021, Governor DeWine announced that Ohio's State of Emergency caused by the COVID-19 pandemic would be lifted, effective the next day. The National Emergency Declaration remains in force, as does the National Public Health Emergency Declaration.
Because of the economic disruption caused by the pandemic, LCNB has provided COVID-19 related payment deferrals, primarily agreements to accept interest only payments for a period of time or agreements to defer principal and interest payments for a period of time, on a number of loans. Loans still on deferral at June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021	December 31, 2020
Commercial, secured by real estate	$10,404	20,231
Residential real estate	—	324
Consumer	—	21
	$10,404	20,576

LCNB participated in the CARES Act PPP that provided government guaranteed and potentially forgivable loans to applicants. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses with funds to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Outstanding PPP loans at June 30, 2021 and December 31, 2020 totaled $23,824,000 and $21,088,000, respectively, and unrecognized fees at those dates totaled $926,000 and $747,000, respectively.

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

Accounting for Intangibles.  LCNB’s intangible assets at June 30, 2021 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment or sooner if circumstances indicate a possible impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

Results of Operations

Net income for the three and six months ended June 30, 2021 was $5,290,000 (total basic and diluted earnings per share of $0.41) and $10,530,000 (total basic and diluted earnings per share of $0.82), respectively. This compares to net income of $5,057,000 (total basic and diluted earnings per share of $0.39) and $10,083,000 (total basic and diluted earnings per share of $0.78) for the same three and six month periods in 2020.

Net interest income for the three months ended June 30, 2021, was $14,369,000, compared to $13,998,000 for the comparable period in 2020. Net interest income for the six-month period ended June 30, 2021, increased $565,000 to $28,741,000, as compared to $28,176,000 in the same period last year. Favorably contributing to the variances for both the three- and six-month periods were fees recognized from PPP loans and market driven decreases in the average rates paid on deposits, aided by a shift from higher cost certificates of deposit to lower cost demand and savings products.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Increases in the provision for loan losses, partially due to adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic, negatively affected earnings during the 2020 period. LCNB recorded loan loss credits of $15,000 and $67,000 for the three and six month months ended June 30, 2021, respectively. This compares to respective provisions of $16,000 and $1,189,000 for the same three and six month periods in 2020.

Non-interest income for the three months ended June 30, 2021, increased $995,000 or by 30.0% to $4,314,000, compared to $3,319,000 for the same period last year. For the six months ended June 30, 2021, non-interest income increased $621,000 or by 8.7% to $7,779,000, compared to $7,158,000 for the same period last year. The primary drivers of the second quarter and first half year-over-year increases in non-interest income were increased fiduciary income, deposit service charges, and a one-
time refund for the Company’s Ohio Financial Institution taxes, which was included in other operating income.

Non-interest expense for the three months ended June 30, 2021, was $1,092,000 greater than the comparable period in 2020 primarily due to increases in salaries and employee benefits, equipment, marketing, FDIC insurance, contracted services, and other non-interest expenses. For the first half ended June 30, 2021, non-interest expense increased $1,512,000 from the comparable period in 2020.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended June 30, 2021 vs. June 30, 2020
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2021 and June 30, 2020, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,328,760	14,108	4.31%	$1,318,753	14,822	4.52%
Interest-bearing demand deposits	24,770	14	0.23%	27,486	17	0.25%
Federal Reserve Bank stock	4,652	140	12.21%	4,652	140	12.10%
Federal Home Loan Bank stock	5,203	26	2.03%	5,203	32	2.47%
Investment securities:
Equity securities	4,619	18	1.58%	4,206	25	2.39%
Debt securities, taxable	264,908	905	1.39%	131,018	667	2.05%
Debt securities, non-taxable (2)	33,214	276	3.37%	37,292	322	3.47%
Total earnings assets	1,666,126	15,487	3.77%	1,528,610	16,025	4.22%
Non-earning assets	191,587			180,691
Allowance for loan losses	(5,678)			(4,998)
Total assets	$1,852,035			$1,704,303

Savings deposits	$866,922	301	0.14%	$703,889	307	0.14%
IRA and time certificates	219,625	644	1.19%	305,284	1,425	1.88%
Short-term borrowings	716	1	0.57%	82	—	—%
Long-term debt	15,571	114	2.97%	34,964	227	2.61%
Total interest-bearing liabilities	1,102,834	1,060	0.39%	1,044,219	1,959	0.75%
Demand deposits	483,523			402,909
Other liabilities	24,027			21,588
Capital	241,651			235,587
Total liabilities and capital	$1,852,035			$1,704,303
Net interest rate spread (3)			3.38%			3.47%
Net interest income and net interest margin on a taxable-equivalent basis (4)		14,427	3.51%		14,066	3.70%
Ratio of interest-earning assets to interest-bearing liabilities	151.08%			146.39%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2021 as compared to the same period in 2020.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2021 vs. 2020
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$112	(826)	(714)
Interest-bearing demand deposits	(2)	(1)	(3)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	(6)	(6)
Investment securities:
Equity securities	2	(9)	(7)
Debt securities, taxable	512	(274)	238
Debt securities, non-taxable	(34)	(12)	(46)
Total interest income	590	(1,128)	(538)

Interest-bearing Liabilities:
Savings deposits	63	(69)	(6)
IRA and time certificates	(336)	(445)	(781)
Short-term borrowings	—	1	1
Long-term debt	(139)	26	(113)
Total interest expense	(412)	(487)	(899)
Net interest income	$1,002	(641)	361

Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2021 totaled $14,427,000, an increase of $361,000 from the comparable period in 2020.  Total interest expense decreased $899,000, which was partially offset by a $538,000 decrease in total interest income.

The $538,000 decrease in total interest income was due primarily to a $714,000 decrease in loan interest income, which was partially offset by a $238,000 increase in interest income from taxable debt securities. The decrease in loan interest income was primarily due to a 21 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans, which was partially offset by a $10.0 million increase in the average balance of LCNB's loan portfolio. Loan interest income for the second quarter 2021 included $401,000 of PPP loan fees recognized. The increase in interest income from taxable debt securities was due to a $133.9 million increase in average securities, which was partially offset by a 66 basis point decrease in the average rate earned on these securities. The decrease in average rates was primarily due to market conditions.

The $899,000 decrease in total interest expense was due to a $781,000 decrease in interest expense for IRA and time certificates and a $113,000 decrease in interest expense for long-term debt. Interest expense for IRA and time certificates decreased primarily due to a 69 basis point decrease in the average rate paid for these deposits and secondarily to an $85.7 million decrease in the average balance of these deposits. Interest expense for long-term debt decreased due to a $19.4 million decrease in average debt outstanding, slightly offset by a 36 basis point increase in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Six Months Ended June 30, 2021 vs. June 30, 2020
The following table presents, for the six months ended June 30, 2021 and June 30, 2020, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,321,323	28,643	4.37%	$1,285,654	30,049	4.70%
Interest-bearing demand deposits	20,226	27	0.27%	16,483	48	0.59%
Federal Reserve Bank stock	4,652	140	6.07%	4,652	140	6.05%
Federal Home Loan Bank stock	5,203	52	2.02%	5,203	65	2.51%
Investment securities:
Equity securities	4,560	37	1.64%	4,260	55	2.60%
Debt securities, taxable	238,411	1,623	1.37%	138,986	1,617	2.34%
Debt securities, non-taxable (2)	33,691	559	3.35%	40,541	682	3.38%
Total earnings assets	1,628,066	31,081	3.85%	1,495,779	32,656	4.39%
Non-earning assets	191,517			180,083
Allowance for loan losses	(5,696)			(4,468)
Total assets	$1,813,887			$1,671,394

Savings deposits	$831,172	581	0.14%	$691,490	793	0.23%
IRA and time certificates	226,840	1,392	1.24%	312,968	3,056	1.96%
Short-term borrowings	530	2	0.76%	749	7	1.88%
Long-term debt	17,619	248	2.84%	36,644	481	2.64%
Total interest-bearing liabilities	1,076,161	2,223	0.42%	1,041,851	4,337	0.84%
Demand deposits	471,327			374,968
Other liabilities	24,814			21,253
Capital	241,585			233,322
Total liabilities and capital	$1,813,887			$1,671,394
Net interest rate spread (3)			3.43%			3.55%
Net interest income and net interest margin on a taxable-equivalent basis (4)		28,858	3.57%		28,319	3.81%
Ratio of interest-earning assets to interest-bearing liabilities	151.28%			143.57%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2021 as compared to the same period in 2020.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended June 30, 2021 vs. 2020
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$817	(2,223)	(1,406)
Interest-bearing demand deposits	9	(30)	(21)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	(13)	(13)
Investment securities:
Equity securities	4	(22)	(18)
Debt securities, taxable	853	(847)	6
Debt securities, non-taxable	(114)	(9)	(123)
Total interest income	1,569	(3,144)	(1,575)

Interest-bearing Liabilities:
Savings deposits	139	(351)	(212)
IRA and time certificates	(708)	(956)	(1,664)
Short-term borrowings	(2)	(3)	(5)
Long-term debt	(266)	33	(233)
Total interest expense	(837)	(1,277)	(2,114)
Net interest income	$2,406	(1,867)	539

Net interest income on a fully taxable-equivalent basis for the six months ended June 30, 2021 totaled $28,858,000, an increase of $539,000 from the comparable period in 2020.  Total interest expense decreased $2,114,000, which was partially offset by a $1,575,000 decrease in total interest income.

The $1,575,000 decrease in total interest income was due primarily to a $1,406,000 decrease in loan interest income. The decrease in loan interest income was primarily due to a 33 basis point decrease in the average rate earned on loans, which was partially offset by a $35.7 million increase in the average balance of LCNB's loan portfolio. The decrease in average rates was due primarily to market conditions. Loan interest income for the first half of 2021 included $916,000 of PPP loan fees recognized.

The $2,114,000 decrease in total interest expense was primarily due to a $1,664,000 decrease in interest expense for IRA and time certificates. Interest expense for IRA and time certificates decreased primarily due to a 72 basis point decrease in the average rate paid for these deposits and secondarily to an $86.1 million decrease in the average balance of these deposits.

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

The credit for loan losses for the three and six months ended June 30, 2021 was respectively $15,000 and $67,000, compared to provisions of $16,000 and $1,189,000 for the same periods in 2020. The 2020 first quarter period included qualitative adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three and six months ended June 30, 2021 were $12,000 and $9,000, respectively, as compared to net charge-offs of $8,000 and $218,000 for the same three and six-month periods in 2020.

Non-Interest Income

A comparison of non-interest income for the three and six months ended June 30, 2021 and June 30, 2020 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Difference	2021	2020	Difference
Fiduciary income	$1,735	1,201	534	3,264	2,304	960
Service charges and fees on deposit accounts	1,519	1,237	282	2,885	2,532	353
Net gains from sales of debt securities, available-for-sale	—	—	—	—	221	(221)
Bank owned life insurance income	269	287	(18)	536	888	(352)
Gains from sales of loans	151	317	(166)	194	437	(243)
Other operating income	640	277	363	900	776	124
Total non-interest income	$4,314	3,319	995	7,779	7,158	621

Reasons for changes include:
•Fiduciary income increased primarily due to growth in the market value of assets serviced.
•Service charges and fees on deposit accounts for the three month period increased primarily due to increases in check card income and overdraft fees. Service charges and fees on deposit accounts for the six month period increased primarily due to increases in check card income, which was partially offset by decreases in overdraft fees and fee income recognized on Insured Cash Sweep ("ICS") deposit products.
•Net gains from sales of debt securities, available-for-sale, decreased due to the absence of security sales during the 2021 period.
•Bank owned life insurance income for the six months ended June 30, 2020 included a mortality benefit, while no mortality benefits were recognized during the 2021 period.
•Gains from sales of loans decreased primarily due to a lower volume of residential real estate loan sales.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Other operating income increased due to a state tax refund of $508,000 recognized during the second quarter 2021, which was partially offset by decreases in realized and unrealized net gains or losses recognized on equity security investments.

Non-Interest Expense

A comparison of non-interest expense for the three and six months ended June 30, 2021 and June 30, 2020 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Difference	2021	2020	Difference
Salaries and employee benefits	$7,111	6,648	463	13,544	13,416	128
Equipment expenses	443	289	154	811	576	235
Occupancy expense, net	729	723	6	1,523	1,405	118
State financial institutions tax	437	420	17	881	856	25
Marketing	357	258	99	625	435	190
Amortization of intangibles	260	260	—	517	520	(3)
FDIC insurance premiums, net	123	31	92	236	30	206
Contracted services	623	475	148	1,163	877	286
Other non-interest expense	2,125	2,012	113	4,400	4,073	327
Total non-interest expense	$12,208	11,116	1,092	23,700	22,188	1,512

Reasons for changes include:
•Salaries and employee benefits increased primarily due to increased health care costs, increased bonus expense accruals, and to a decrease in salaries and benefits netted against deferred costs on loans, reflecting a lower volume of originations during the 2021 period.
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
•FDIC insurance premiums increased in 2021 because LCNB received small bank assessment credits from the FDIC during the first and second quarters 2020. Premium payments returned to their normal levels after the second quarter 2020.
•Contracted services increased due to employee recruitment services paid during the second quarter 2021, increased usage of technology services, and to price increases in general.
•Other non-interest expense increased partially due to a strategic decision to outsource LCNB's ATM operations to a third-party vendor during 2020, relieving LCNB branch personnel from various ATM maintenance responsibilities.

Income Taxes

LCNB's effective tax rate for the three and six months ended June 30, 2021 was 18.5% and 18.2%, respectively, compared to 18.3% and 15.7% for the three and six months ended June 30, 2020.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. A one-time tax benefit recognized as a result of certain provisions in the CARES Act passed by Congress and signed by President Trump during the first quarter 2020 also contributed to the effective tax rate for the six months ended June 30, 2020.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition

A comparison of balance sheet line items at June 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

	June 30, 2021	December 31, 2020	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$22,909	31,730	(8,821)	(27.80)%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,488	2,389	99	4.14%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	310,515	209,471	101,044	48.24%
Debt securities, held-to-maturity, at cost	24,242	24,810	(568)	(2.29)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	5,203	5,203	—	—%
Loans, net	1,312,113	1,293,693	18,420	1.42%
Premises and equipment, net	35,356	35,376	(20)	(0.06)%
Operating lease right-of-use assets	6,730	6,274	456	7.27%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	2,853	3,453	(600)	(17.38)%
Bank owned life insurance	42,685	42,149	536	1.27%
Interest receivable	8,395	8,337	58	0.70%
Other assets	17,209	17,027	182	1.07%
Total assets	$1,856,670	1,745,884	110,786	6.35%

LIABILITIES:
Deposits:
Non-interest-bearing	$472,830	455,073	17,757	3.90%
Interest-bearing	1,104,515	1,000,350	104,165	10.41%
Total deposits	1,577,345	1,455,423	121,922	8.38%
Short-term borrowings	—	—	—	—%
Long-term debt	15,000	22,000	(7,000)	(31.82)%
Operating lease liabilities	6,846	6,371	475	7.46%
Accrued interest and other liabilities	17,527	21,265	(3,738)	(17.58)%
Total liabilities	1,616,718	1,505,059	111,659	7.42%

TOTAL SHAREHOLDERS' EQUITY	239,952	240,825	(873)	(0.36)%
Total liabilities and shareholders' equity	$1,856,670	1,745,884	110,786	6.35%

Reasons for changes include:
•Debt securities, available-for-sale, increased due to purchases of additional securities totaling $121.6 million, which was partially offset by maturities and calls of securities totaling $16.6 million.
•Net loans increased due to organic growth in the loan portfolio, including a net increase in PPP loans of $2.7 million. Most of the growth occurred in the commercial real estate and residential real estate portfolios.
•Operating lease right-of-use assets and operating lease liabilities increased due to a new lease for the Union Village office and the renewal of a postage machine lease.
•Core deposit and other intangibles decreased due to amortization of core deposit intangibles and mortgage servicing rights.
•Non-interest-bearing deposits and interest-bearing deposits have grown substantially since the start of the COVID-19 pandemic and this trend continued during the first half of 2021. Management believes the growth reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits and NOW and savings accounts have grown, while balances in IRA and time deposits have decreased.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Long-term debt decreased due to payoffs of matured debt.
•Accrued interest and other liabilities decreased due to reductions in several liability categories. Accrued bonuses decreased because annual bonus payments are made in January. The liability for affordable housing tax credit limited partnership investments decreased as funding payments were made to the partnerships (see note 5 for more information on these investments). A decrease in deferred federal income taxes payable due to movements in the fair value of debt security investments also contributed to the overall decrease.
•Total shareholders' equity decreased primarily due to a decrease in accumulated other comprehensive income, net of taxes caused by market-driven decreases in the fair value of LCNB's debt security investments, dividends paid to shareholders, and treasury shares purchased. These decreases were partially offset by earnings retained during the first six months of 2021.

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

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Its use was permitted beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the June 30, 2021 regulatory capital calculations.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Regulatory Capital:
Shareholders' equity	$235,778	234,092
Goodwill and other intangibles	(61,181)	(61,698)
Accumulated other comprehensive (income) loss	(1,563)	(4,043)
Tier 1 risk-based capital	173,034	168,351
Eligible allowance for loan losses	5,652	5,728
Total risk-based capital	$178,686	174,079
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.68%	12.48%
Tier 1 Capital to risk-weighted assets	12.68%	12.48%
Total Capital to risk-weighted assets	13.10%	12.91%
Leverage	9.69%	10.06%

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

Total remaining borrowing capacity with the Federal Home Loan Bank at June 30, 2021 was approximately $212.1 million. In addition, additional borrowings of approximately $55.0 million were available through the line of credit arrangements at June 30, 2021.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment. The base projection uses a current interest rate scenario.  As shown below, the June 30, 2021 IRSA indicates that an increase in interest rates of 200 basis points or more will have a positive effect on NII and a 100 basis point increase or decrease in interest rates will have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$60,629	2,215	3.79%
Up 300	59,678	1,264	2.16%
Up 200	58,750	336	0.58%
Up 100	57,847	(567)	(0.97)%
Base	58,414	—	—%
Down 100	56,433	(1,981)	(3.39)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2021 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a 100 basis point decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$171,097	(39,903)	(18.91)%
Up 300	182,383	(28,617)	(13.56)%
Up 200	193,211	(17,789)	(8.43)%
Up 100	204,479	(6,521)	(3.09)%
Base	211,000	—	—%
Down 100	243,795	32,795	15.54%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2021, LCNB's disclosure controls and procedures were effective.

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

The following table sets forth information relating to repurchases made under the Program during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	—	$—	—	444,127
May 2021	18,429	$17.31	18,429	425,698
June 2021	172,554	$17.06	172,554	253,144

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 4, 2021	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

August 4, 2021	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer