Form 10-Q
period 2021-09-30
LCNB CORP
filed 2021-11-03
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of November 2, 2021 was 14,208,222 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
BSA	Bank Secrecy Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
Company	LCNB Corp. and its consolidated subsidiaries as a whole
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
GAAP	Generally Accepted Accounting Principles
ICS	Insured Cash Sweep
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LIHTC	Low Income Housing Tax Credit
OCC	Office of the Comptroller of the Currency
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SVP	Senior Vice President

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Cash and due from banks	$20,796	17,383
Interest-bearing demand deposits	3,056	14,347
Total cash and cash equivalents	23,852	31,730
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,478	2,389
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	313,214	209,471
Debt securities, held-to-maturity, at cost	24,420	24,810
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	5,203	5,203
Loans, net	1,334,331	1,293,693
Premises and equipment, net	35,154	35,376
Operating lease right-of-use assets	6,608	6,274
Goodwill	59,221	59,221
Core deposit and other intangibles, net	2,671	3,453
Bank owned life insurance	42,954	42,149
Interest receivable	8,624	8,337
Other assets, net	18,771	17,027
TOTAL ASSETS	$1,884,252	1,745,884

LIABILITIES:
Deposits:
Noninterest-bearing	$483,920	455,073
Interest-bearing	1,119,283	1,000,350
Total deposits	1,603,203	1,455,423
Long-term debt	15,000	22,000
Operating lease liabilities	6,693	6,371
Accrued interest and other liabilities	20,937	21,265
TOTAL LIABILITIES	1,645,833	1,505,059

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,206,979 and 14,163,904 shares at September 30, 2021 and December 31, 2020, respectively; outstanding 12,433,328 and 12,858,325 shares at September 30, 2021 and December 31, 2020, respectively	142,946	142,443
Retained earnings	123,167	115,058
Treasury shares at cost, 1,773,651 and 1,305,579 shares at September 30, 2021 and December 31, 2020, respectively	(28,590)	(20,719)
Accumulated other comprehensive income, net of taxes	896	4,043
TOTAL SHAREHOLDERS' EQUITY	238,419	240,825
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,884,252	1,745,884

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$13,729	14,379	42,372	44,428
Dividends on equity securities:
With a readily determinable fair value	12	13	38	40
Without a readily determinable fair value	5	5	16	33
Interest on debt securities:
Taxable	1,027	633	2,650	2,250
Non-taxable	214	249	656	788
Other investments	37	43	256	296
TOTAL INTEREST INCOME	15,024	15,322	45,988	47,835

INTEREST EXPENSE:
Interest on deposits	836	1,567	2,809	5,416
Interest on short-term borrowings	2	—	4	7
Interest on long-term debt	113	226	361	707
TOTAL INTEREST EXPENSE	951	1,793	3,174	6,130
NET INTEREST INCOME	14,073	13,529	42,814	41,705
PROVISION FOR LOAN LOSSES	306	976	239	2,165
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,767	12,553	42,575	39,540

NON-INTEREST INCOME:
Fiduciary income	1,695	1,275	4,959	3,579
Service charges and fees on deposit accounts	1,621	1,506	4,506	4,038
Net gains from sales of debt securities, available-for-sale	—	—	—	221
Bank owned life insurance income	269	275	805	1,163
Gains from sales of loans	366	999	560	1,436
Other operating income	155	223	1,055	999
TOTAL NON-INTEREST INCOME	4,106	4,278	11,885	11,436

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,096	6,863	20,640	20,279
Equipment expenses	421	341	1,232	917
Occupancy expense, net	713	740	2,236	2,145
State financial institutions tax	437	424	1,318	1,280
Marketing	253	471	878	906
Amortization of intangibles	263	263	780	783
FDIC insurance premiums, net	129	112	365	142
Contracted services	655	435	1,818	1,312
Other non-interest expense	2,062	2,004	6,462	6,077
TOTAL NON-INTEREST EXPENSE	12,029	11,653	35,729	33,841
INCOME BEFORE INCOME TAXES	5,844	5,178	18,731	17,135
PROVISION FOR INCOME TAXES	1,027	928	3,384	2,802
NET INCOME	$4,817	4,250	15,347	14,333

Dividends declared per common share	$0.19	0.18	0.57	0.54
Earnings per common share:
Basic	$0.39	0.33	1.21	1.11
Diluted	0.39	0.33	1.21	1.11
Weighted average common shares outstanding:
Basic	12,455,276	12,937,865	12,663,368	12,934,987
Diluted	12,455,276	12,937,901	12,663,378	12,935,388

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$4,817	4,250	15,347	14,333
Other comprehensive income (loss):
Net unrealized (losses) gains on available-for-sale debt securities (net of taxes of $(178) and $76 for the three months ended September 30, 2021 and 2020, respectively, and $(838) and $972 for the nine months ended September 30, 2021 and 2020, respectively)	(669)	286	(3,152)	3,655
Reclassification adjustment for net realized gains on sales of available-for-sale debt securities included in net income (net of taxes of $46 for the nine months ended September 30, 2020)	—	—	—	(175)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost (net of taxes of $— and $1 for the three and nine months ended September 30, 2021)	2	—	5	1
Other comprehensive (loss) income, net of tax	(667)	286	(3,147)	3,481
TOTAL COMPREHENSIVE INCOME	$4,150	4,536	12,200	17,814

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Three Months Ended September 30, 2021
Balance at June 30, 2021	12,634,845	$142,791	120,720	(25,122)	1,563	239,952
Net income			4,817			4,817
Other comprehensive loss, net of taxes					(667)	(667)
Dividend Reinvestment and Stock Purchase Plan	6,007	104				104
Repurchase of common stock	(206,768)			(3,468)		(3,468)
Compensation expense relating to restricted stock	(756)	51				51
Common stock dividends, $0.19 per share			(2,370)			(2,370)
Balance at September 30, 2021	12,433,328	$142,946	123,167	(28,590)	896	238,419

Nine Months Ended September 30, 2021
Balance at December 31, 2020	12,858,325	$142,443	115,058	(20,719)	4,043	240,825
Net income			15,347			15,347
Other comprehensive loss, net of taxes					(3,147)	(3,147)
Dividend Reinvestment and Stock Purchase Plan	17,199	303				303
Repurchase of common stock	(468,072)			(7,871)		(7,871)
Exercise of stock options	311	4				4
Compensation expense relating to restricted stock	25,565	196				196
Common stock dividends, $0.57 per share			(7,238)			(7,238)
Balance at September 30, 2021	12,433,328	$142,946	123,167	(28,590)	896	238,419

Three Months Ended September 30, 2020
Balance at June 30, 2020	12,975,879	$142,181	109,845	(18,847)	3,868	237,047
Net income			4,250			4,250
Other comprehensive income, net of taxes					286	286
Dividend Reinvestment and Stock Purchase Plan	6,397	94				94
Repurchase of common stock	(55,590)			(792)		(792)
Compensation expense relating to restricted stock	—	35				35
Common stock dividends, $0.18 per share			(2,335)			(2,335)
Balance at September 30, 2020	12,926,686	$142,310	111,760	(19,639)	4,154	238,585

Nine Months Ended September 30, 2020
Balance at December 31, 2019	12,936,783	$141,791	104,431	(18,847)	673	228,048
Net income			14,333			14,333
Other comprehensive income, net of taxes					3,481	3,481
Dividend Reinvestment and Stock Purchase Plan	20,239	302				302
Repurchase of common stock	(55,590)			(792)		(792)
Exercise of stock options	9,593	115				115
Compensation expense relating to restricted stock	15,661	102				102
Common stock dividends, $0.54 per share			(7,004)			(7,004)
Balance at September 30, 2020	12,926,686	$142,310	111,760	(19,639)	4,154	238,585

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,347	14,333
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,665	1,960
Provision for loan losses	239	2,165
Deferred income tax provision (benefit)	76	(19)
Increase in cash surrender value of bank owned life insurance	(805)	(846)
Bank owned life insurance mortality benefits in excess of cash surrender value	—	(317)
Gain from equity securities	(76)	(504)
Realized gain from sales of debt securities, available-for-sale	—	(221)
Realized gain from sales of premises and equipment	(6)	(62)
Realized gain from sales and impairment of other real estate owned and repossessed assets	—	(11)
Origination of mortgage loans for sale	(21,558)	(42,208)
Realized gains from sales of loans	(560)	(1,436)
Proceeds from sales of mortgage loans	21,860	43,175
Compensation expense related to restricted stock	196	102
Changes in:
Accrued interest receivable	(287)	(5,783)
Other assets	(1,740)	(2,421)
Other liabilities	438	1,401
TOTAL ADJUSTMENTS	(558)	(5,025)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	14,789	9,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	967
Proceeds from sales of debt securities, available-for-sale	—	8,786
Proceeds from maturities and calls of debt securities:
Available-for-sale	23,464	48,572
Held-to-maturity	1,605	2,069
Purchases of equity securities	(13)	(364)
Purchases of debt securities:
Available-for-sale	(132,428)	(33,426)
Held-to-maturity	(1,215)	(1,485)
Net increase in loans	(38,861)	(95,858)
Proceeds from bank owned life insurance mortality benefits	—	958
Proceeds from sale of other real estate owned and repossessed assets	—	208
Purchases of premises and equipment	(1,203)	(2,169)
Proceeds from sale of premises and equipment	6	419
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(148,645)	(71,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	147,780	82,114
Principal payments on long-term debt	(7,000)	(9,000)
Proceeds from issuance of common stock	28	45
Repurchase of common stock	(7,871)	(792)
Proceeds from exercise of stock options	4	115
Cash dividends paid on common stock	(6,963)	(6,747)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	125,978	65,735
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,878)	3,720
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,730	20,765
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,852	24,485

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	3,336	6,315
Income taxes paid	3,190	2,225

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Right-of-use assets obtained in exchange for lease obligations	801	—

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of consolidated operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 8-03.

The consolidated condensed balance sheet as of December 31, 2020 has been derived from the audited consolidated balance sheet as of that date.

Certain prior period data presented in the consolidated financial statements have been reclassified to conform with the current year presentation.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2020 Annual Report on Form 10-K filed with the SEC.

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

Note 2 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$64,277	194	107	64,364
U.S. Agency notes	100,763	522	1,056	100,229
Corporate bonds	2,600	43	39	2,604
U.S. Agency mortgage-backed securities	96,707	1,895	488	98,114
Municipal securities:
Non-taxable	11,371	150	23	11,498
Taxable	35,981	708	284	36,405
	$311,699	3,512	1,997	313,214

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$20,743	60	—	20,803
Taxable	3,677	17	—	3,694
	$24,420	77	—	24,497

December 31, 2020
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$2,268	120	—	2,388
U.S. Agency notes	66,983	950	33	67,900
Corporate Bonds	1,200	—	21	1,179
U.S. Agency mortgage-backed securities	88,455	3,180	1	91,634
Municipal securities:
Non-taxable	12,651	282	—	12,933
Taxable	32,409	1,031	3	33,437
	$203,966	5,563	58	209,471

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$21,408	181	—	21,589
Taxable	3,402	6	37	3,371
	$24,810	187	37	24,960

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at September 30, 2021 and December 31, 2020, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
Available-for-Sale:
U.S. Treasury notes	$39,466	107	—	—
U.S. Agency notes	78,016	1,056	—	—
Corporate bonds	1,861	39	—	—
U.S. Agency mortgage-backed securities	46,042	488	—	—
Municipal securities:
Non-taxable	1,731	23	—	—
Taxable	16,681	284	—	—
	$183,797	1,997	—	—

December 31, 2020
Available-for-Sale:
U.S. Treasury notes	$—	—	—	—
U.S. Agency notes	10,674	33	—	—
Corporate Bonds	679	21	—	—
U.S. Agency mortgage-backed securities	290	1	—	—
Municipal securities:
Non-taxable	38	—	—	—
Taxable	3,063	3	—	—
	$14,744	58	—	—

Held-to-Maturity:
Municipal securities:
Non-taxable	$1	—	—
Taxable	3,113	37	—	—
	$3,114	37	—	—

Management has determined that the unrealized losses at September 30, 2021 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Contractual maturities of debt securities at September 30, 2021 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$8,437	8,491	1,830	1,834
Due from one to five years	88,754	89,421	5,641	5,668
Due from five to ten years	116,771	116,175	2,038	2,057
Due after ten years	1,030	1,013	14,911	14,938
	214,992	215,100	24,420	24,497
U.S. Agency mortgage-backed securities	96,707	98,114	—	—
	$311,699	313,214	24,420	24,497

Debt securities with a market value of $158,604,000 and $118,599,000 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Certain information concerning the sale of debt securities, available-for-sale, for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$—	—	—	8,786
Gross realized gains	—	—	—	221
Gross realized losses	—	—	—	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at September 30, 2021 on its investments in equity securities without a readily determinable fair value.

The cost and estimated fair value of equity securities with a readily determinable fair value at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$1,407	1,389	1,395	1,402
Equity securities	778	1,089	778	987
Total equity securities with a readily determinable fair value	$2,185	2,478	2,173	2,389

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains (losses) recognized	$(14)	51	76	504
Less net realized gains on equity securities sold	—	99	—	658
Net unrealized gains (losses) recognized and still held at period end	$(14)	(48)	76	(154)

Note 3 - Loans

Major classifications of loans at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Commercial & industrial	$91,246	100,254
Commercial, secured by real estate	862,202	843,230
Residential real estate	343,318	309,692
Consumer	35,349	36,917
Agricultural	8,852	10,100
Other loans, including deposit overdrafts	247	363
Loans, gross	1,341,214	1,300,556
Deferred origination fees, net	(1,055)	(1,135)
Loans, net of deferred origination fees	1,340,159	1,299,421
Less allowance for loan losses	5,828	5,728
Loans, net	$1,334,331	1,293,693

Non-accrual, past-due, and accruing restructured loans as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Non-accrual loans:
Commercial, secured by real estate	$1,963	2,458
Residential real estate	666	1,260
Total non-accrual loans	2,629	3,718
Past-due 90 days or more and still accruing	13	—
Total non-accrual and past-due 90 days or more and still accruing	2,642	3,718
Accruing restructured loans	2,692	5,176
Total	$5,334	8,894

.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2021
Balance, beginning of period	$1,043	3,743	697	122	37	10	5,652
Provision (credit) charged to expenses	(38)	368	(31)	(9)	(1)	17	306
Losses charged off	—	(110)	—	(4)	—	(32)	(146)
Recoveries	—	—	—	—	—	16	16
Balance, end of period	$1,005	4,001	666	109	36	11	5,828

Nine Months Ended September 30, 2021
Balance, beginning of year	$816	3,903	837	153	28	(9)	5,728
Provision (credit) charged to expenses	189	210	(183)	(37)	8	52	239
Losses charged off	—	(112)	(16)	(9)	—	(75)	(212)
Recoveries	—	—	28	2	—	43	73
Balance, end of period	$1,005	4,001	666	109	36	11	5,828

Three Months Ended September 30, 2020
Balance, beginning of period	$691	3,465	697	133	26	4	5,016
Provision (credit) charged to expenses	114	466	353	32	(1)	12	976
Losses charged off	—	—	(3)	(5)	—	(30)	(38)
Recoveries	—	—	1	3	—	16	20
Balance, end of period	$805	3,931	1,048	163	25	2	5,974

Nine Months Ended September 30, 2020
Balance, beginning of year	$456	2,924	528	99	34	4	4,045
Provision (credit) charged to expenses	345	1,277	452	63	(9)	37	2,165
Losses charged off	(14)	(270)	(6)	(20)	—	(93)	(403)
Recoveries	18	—	74	21	—	54	167
Balance, end of period	$805	3,931	1,048	163	25	2	5,974

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
September 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$7	14	10	—	—	—	31
Collectively evaluated for impairment	998	3,987	656	109	36	11	5,797
Acquired credit impaired loans	—	—	—	—	—		—
Balance, end of period	$1,005	4,001	666	109	36	11	5,828

Loans:
Individually evaluated for impairment	$165	3,756	949	—	—	—	4,870
Collectively evaluated for impairment	90,468	855,480	341,759	35,457	8,853	71	1,332,088
Acquired credit impaired loans	194	1,645	1,186	—	—	176	3,201
Balance, end of period	$90,827	860,881	343,894	35,457	8,853	247	1,340,159

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$8	17	27	—	—	—	52
Collectively evaluated for impairment	808	3,886	810	153	28	(9)	5,676
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$816	3,903	837	153	28	(9)	5,728

Loans:
Individually evaluated for impairment	$194	6,613	1,641	5	—	—	8,453
Collectively evaluated for impairment	99,040	833,548	306,138	37,047	10,116	179	1,286,068
Acquired credit impaired loans	362	2,048	2,306	—	—	184	4,900
Balance, end of period	$99,596	842,209	310,085	37,052	10,116	363	1,299,421

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

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Eligible borrowers could apply for a First Draw or a Second Draw PPP Loan prior to the program ending on May 31, 2021. PPP loans made by LCNB have a maturity of two years if issued prior to June 5, 2020 and five years if issued on or after June 5, 2020. The loans have an interest rate of 1%. In addition, the SBA paid originating lenders processing fees based on the size of the loan. A borrower who meets certain requirements can request loan forgiveness from the SBA. If loan forgiveness is granted, the SBA will forward the forgiveness amount to the lender. LCNB originated 316 PPP loans with original balances totaling $45.5 million during 2020 and originated an additional 358 loans with original balances totaling $38.3 million during the first half of 2021. The outstanding balance at September 30, 2021 was $13.0 million.

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

A breakdown of the loan portfolio by credit quality indicators at September 30, 2021 and December 31, 2020 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2021
Commercial & industrial	$90,667	—	160	—	90,827
Commercial, secured by real estate	810,366	19,996	30,519	—	860,881
Residential real estate	341,129	—	2,765	—	343,894
Consumer	35,457	—	—	—	35,457
Agricultural	8,853	—	—	—	8,853
Other	247	—	—	—	247
Total	$1,286,719	19,996	33,444	—	1,340,159

December 31, 2020
Commercial & industrial	$97,391	—	2,205	—	99,596
Commercial, secured by real estate	811,558	9,279	21,372	—	842,209
Residential real estate	306,092	1,005	2,988	—	310,085
Consumer	37,050	—	2	—	37,052
Agricultural	10,116	—	—	—	10,116
Other	363	—	—	—	363
Total	$1,262,570	10,284	26,567	—	1,299,421

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at September 30, 2021 and December 31, 2020 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
September 30, 2021
Commercial & industrial	$—	—	—	—	90,827	90,827	—
Commercial, secured by real estate	1,030	—	784	1,814	859,067	860,881	—
Residential real estate	87	1	591	679	343,215	343,894	13
Consumer	3	—	—	3	35,454	35,457	—
Agricultural	—	—	—	—	8,853	8,853	—
Other	71	—	—	71	176	247	—
Total	$1,191	1	1,375	2,567	1,337,592	1,340,159	13

December 31, 2020
Commercial & industrial	$—	—	—	—	99,596	99,596	—
Commercial, secured by real estate	16	—	1,476	1,492	840,717	842,209	—
Residential real estate	497	219	675	1,391	308,694	310,085	—
Consumer	4	1	—	5	37,047	37,052	—
Agricultural	—	—	—	—	10,116	10,116	—
Other	60	—	—	60	303	363	—
Total	$577	220	2,151	2,948	1,296,473	1,299,421	—

Impaired loans, including acquired credit impaired loans, at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$194	435	—	362	646	—
Commercial, secured by real estate	4,732	5,813	—	6,050	6,735	—
Residential real estate	1,892	2,272	—	3,261	3,695	—
Consumer	—	—	—	4	4	—
Agricultural	—	—	—	—	—	—
Other	176	253	—	184	297	—
Total	$6,994	8,773	—	9,861	11,377	—

With an allowance recorded:
Commercial & industrial	$165	170	7	194	199	8
Commercial, secured by real estate	669	669	14	2,611	2,908	17
Residential real estate	243	243	10	686	687	27
Consumer	—	—	—	1	1	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$1,077	1,082	31	3,492	3,795	52

Total:
Commercial & industrial	$359	605	7	556	845	8
Commercial, secured by real estate	5,401	6,482	14	8,661	9,643	17
Residential real estate	2,135	2,515	10	3,947	4,382	27
Consumer	—	—	—	5	5	—
Agricultural	—	—	—	—	—	—
Other	176	253	—	184	297	—
Total	$8,071	9,855	31	13,353	15,172	52

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$310	21	1,192	25
Commercial, secured by real estate	5,038	97	6,258	61
Residential real estate	2,072	43	2,862	68
Consumer	—	—	7	—
Agricultural	—	—	—	—
Other	169	13	227	6
Total	$7,589	174	10,546	160

With an allowance recorded:
Commercial & industrial	$170	2	207	2
Commercial, secured by real estate	671	9	1,174	2
Residential real estate	246	3	827	4
Consumer	—	—	2	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,087	14	2,210	8

Total:
Commercial & industrial	$480	23	1,399	27
Commercial, secured by real estate	5,709	106	7,432	63
Residential real estate	2,318	46	3,689	72
Consumer	—	—	9	—
Agricultural	—	—	—	—
Other	169	13	227	6
Total	$8,676	188	12,756	168

Nine Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$273	64	1,240	314
Commercial, secured by real estate	6,432	299	7,343	609
Residential real estate	2,826	179	3,057	217
Consumer	2	—	11	1
Agricultural	—	—	—	—
Other	180	44	247	21
Total	$9,713	586	11,898	1,162

With an allowance recorded:
Commercial & industrial	$179	8	216	10
Commercial, secured by real estate	677	27	1,190	6
Residential real estate	251	11	522	28
Consumer	—	—	4	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,107	46	1,932	44

Total:
Commercial & industrial	$452	72	1,456	324
Commercial, secured by real estate	7,109	326	8,533	615
Residential real estate	3,077	190	3,579	245
Consumer	2	—	15	1
Agricultural	—	—	—	—
Other	180	44	247	21
Total	$10,820	632	13,830	1,206

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Of the interest income recognized on impaired loans during the nine months ended September 30, 2021 and 2020, approximately $0 and $25,000, respectively, were recognized on a cash basis.

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

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	2021			2020
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended September 30,
Commercial and industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	1	49	49	1	14	14
Consumer	—	—	—	—	—	—
Total	1	$49	49	1	$14	14

Nine Months Ended September 30,
Commercial & industrial	—	$—	$—	1	$4	$5
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	3	97	101	1	14	14
Consumer	—	—	—	—	—	—
Total	3	$97	$101	2	$18	$19

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the nine months ended September 30, 2021 and 2020.

All troubled debt restructurings are considered impaired loans. The allowance for loan losses on such restructured loans is based on the present value of future expected cash flows.

Information concerning loans that were modified during the nine months ended September 30, 2021 and 2020 and that were determined to be troubled debt restructurings follows (in thousands):

	2021	2020
Impaired loans without a valuation allowance	$101	5
Impaired loans with a valuation allowance	—	14

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

No loans remained on modified terms under the guidance of Section 4013 at September 30, 2021 and the carrying value of such loans was $19,023,000 at December 31, 2020. No loans remained on modified terms under the guidance of the revised interagency statement at September 30, 2021 and such loans totaled $1,553,000 at December 31, 2020.

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at September 30, 2021 and December 31, 2020 were approximately $140,147,000 and $137,188,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at September 30, 2021 was $418,000.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides at September 30, 2021 and December 31, 2020 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2021	December 31, 2020
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$1	1
Commercial, secured by real estate	—	—
Residential real estate	405	449
Other loans, including deposit overdrafts	—	—
Loans, gross	406	450
Less allowance for loan losses	—	—
Loans, net	$406	450

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$98	249
Commercial, secured by real estate	317	601
Residential real estate	473	595
Other loans, including deposit overdrafts	176	184
Loans, gross	1,064	1,629
Less allowance for loan losses	—	—
Loans, net	$1,064	1,629

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	700	780
Residential real estate	51	85
Other loans, including deposit overdrafts	—	—
Loans, gross	751	865
Less allowance for loan losses	—	—
Loans, net	$751	865

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$95	112
Commercial, secured by real estate	628	667
Residential real estate	257	1,177
Other loans, including deposit overdrafts	—	—
Loans, gross	980	1,956
Less allowance for loan losses	—	—
Loans, net	$980	1,956

Total
Commercial & industrial	$194	362
Commercial, secured by real estate	1,645	2,048
Residential real estate	1,186	2,306
Other loans, including deposit overdrafts	176	184
Loans, gross	3,201	4,900
Less allowance for loan losses	—	—
Loans, net	$3,201	4,900

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 – Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Outstanding balance	$4,217	6,128
Carrying amount	3,201	4,900

Activity during the three and nine months ended September 30, 2021 and 2020 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accretable discount at beginning of period	$84	204	182	480
Reclassification from nonaccretable discount to accretable discount	22	6	65	368
Accretion	(77)	(27)	(218)	(665)
Accretable discount at end of period	$29	183	29	183

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Affordable housing tax credit investment	$14,950	12,000
Less amortization	1,950	1,320
Net affordable housing tax credit investment	$13,000	10,680

Unfunded commitment	$9,938	8,237

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 13 years.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Affordable Housing Tax Credit Limited Partnership (continued)
The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tax credits and other tax benefits recognized	$240	264	760	802
Tax credit amortization expense included in provision for income taxes	198	130	630	393

Note 6 – Borrowings

Borrowings at September 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate
FHLB long-term advances	15,000	2.98%	22,000	2.68%

All advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $311 million and $276 million at September 30, 2021 and December 31, 2020, respectively.  Total remaining borrowing capacity at September 30, 2021 was approximately $228.6 million.

Note 7 - Leases

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and nine months ended September 30, 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$208	168	635	469
Short-term lease expense	11	12	36	39
Variable lease expense	1	1	3	8
Other	2	1	8	7
Total lease expense	$222	182	682	523

Other information related to leases at September 30, 2021 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$582
Right-of-use assets obtained in exchange for new operating lease liabilities	$801
Weighted average remaining lease term in years for operating leases	32.3
Weighted average discount rate for operating leases	3.38%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.8)%	(1.0)%	(0.7)%	(0.9)%
Tax exempt income on bank owned life insurance	(1.0)%	(1.1)%	(0.9)%	(1.4)%
Captive insurance premium income	(1.0)%	(0.7)%	(0.8)%	(0.8)%
Tax benefit from certain provisions of the CARES Act	—%	—%	—%	(1.1)%
Other, net	(0.6)%	(0.3)%	(0.5)%	(0.4)%
Effective tax rate	17.6%	17.9%	18.1%	16.4%

Note 9 - Commitments and Contingent Liabilities

LCNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.  Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit is represented by the contract amount of those instruments.

The Bounce Protection product, a customer deposit overdraft program, is offered as a service and does not constitute a contract between the customer and LCNB.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Commitments to extend credit:
Commercial loans	$49,295	24,581
Other loans
Fixed rate	7,746	14,668
Adjustable rate	2,571	4,386
Unused lines of credit:
Fixed rate	48,105	24,205
Adjustable rate	144,022	133,073
Unused overdraft protection amounts on demand and NOW accounts	16,708	16,471
Standby letters of credit	5	243
Total commitments	$268,452	217,627

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2021 totaled approximately $2,307,000.

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

Note 10 – Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2021
Balance at beginning of period	$1,866	(303)	1,563	4,349	(306)	4,043
Before reclassifications	(669)	2	(667)	(3,152)	5	(3,147)
Reclassifications	—	—	—	—	—	—
Balance at end of period	$1,197	(301)	896	1,197	(301)	896

2020
Balance at beginning of period	$4,051	(183)	3,868	857	(184)	673
Before reclassifications	286	—	286	3,655	1	3,656
Reclassifications	—	—	—	(175)	—	(175)
Balance at end of period	$4,337	(183)	4,154	4,337	(183)	4,154

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Accumulated Other Comprehensive Income, continued

Reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2021 and 2020 and the affected line items in the consolidated condensed statements of income were as follows (in thousands):

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month period ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Qualified noncontributory defined benefit retirement plan	$261	273	822	814
401(k) plan	162	140	474	452

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2021 and 2020 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$13	17	39	49
Amortization of unrecognized net loss	2	—	6	—
Net periodic pension cost	$15	17	45	49

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans (continued)

Amounts recognized in accumulated other comprehensive income, net of tax, at September 30, 2021 and December 31, 2020 for the nonqualified defined benefit retirement plan consists of (in thousands):

	September 30, 2021	December 31, 2020
Net actuarial loss	$301	306
Past service cost	—	—
Total recognized, net of tax	$301	306

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

LCNB has not granted stock option awards since 2012.

The following table summarizes stock option activity for the periods indicated:

	Nine Months Ended September 30,
	2021			2020
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	311	$12.60		9,904	$11.96
Granted	—	—		—	—
Exercised	(311)	12.60		(9,593)	11.94
Expired	—	—		—	—
Outstanding, September 30,	—	—	$—	311	12.60	$—
Exercisable, September 30,	—	—	$—	311	12.60	$—
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Intrinsic value of options exercised	$1	46
Cash received from options exercised	4	115
Tax benefit realized from options exercised	—	5

Restricted stock awards granted under the 2015 Plan were as follows:

	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	28,596	$17.42	17,752	$18.03
Granted	26,321	16.85	19,211	16.87
Vested	(8,959)	17.54	(3,818)	18.45
Forfeited	(756)	16.86	(3,550)	16.90
Outstanding, September 30,	45,202	$17.08	29,595	$17.37

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock expense	$52	34	197	102
Tax effect	11	7	41	21

Unrecognized compensation expense for restricted stock awards was $657,000 at September 30, 2021 and is expected to be recognized over a period of 4.4 years.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 13 – Earnings per Common Share (continued)

Earnings per share for the three and nine months ended September 30, 2021 and 2020 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$4,817	4,250	15,347	14,333
Less allocation of earnings and dividends to participating securities	18	10	56	33
Net income allocated to common shareholders	$4,799	4,240	15,291	14,300

Weighted average common shares outstanding, gross	12,501,234	12,967,460	12,709,326	12,964,582
Less average participating securities	45,958	29,595	45,958	29,595
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	12,455,276	12,937,865	12,663,368	12,934,987
Add dilutive effect of:
Stock options	—	36	10	401
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	12,455,276	12,937,901	12,663,378	12,935,388

Earnings per common share:
Basic	$0.39	0.33	1.21	1.11
Diluted	0.39	0.33	1.21	1.11

There were no anti-dilutive stock options outstanding at September 30, 2021 or 2020.

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

•Fair values for U.S. Treasury notes are determined based on market quotations (level 1).
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,089	1,089	—	—
Mutual funds	52	52	—	—
Mutual funds measured at net asset value	1,337	1,337	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	64,364	64,364	—	—
U.S. Agency notes	100,229	—	100,229	—
Corporate bonds	2,604	—	2,604	—
U.S. Agency mortgage-backed securities	98,114	—	98,114	—
Municipal securities:
Non-taxable	11,498	—	11,498	—
Taxable	36,405	—	36,405	—
Total recurring fair value measurements	$315,692	66,842	248,850	—

Nonrecurring fair value measurements:
Impaired loans	$1,046	—	—	1,046
Total nonrecurring fair value measurements	$1,046	—	—	1,046

December 31, 2020
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$987	987	—	—
Mutual funds	50	50	—	—
Mutual funds measured at net asset value	1,352	1,352	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	2,388	2,388	—	—
U.S. Agency notes	67,900	—	67,900	—
Corporate bonds	1,179	—	1,179	—
U.S. Agency mortgage-backed securities	91,634	—	91,634	—
Municipal securities:
Non-taxable	12,933	—	12,933	—
Taxable	33,437	—	33,437	—
Total recurring fair value measurements	$211,860	4,777	207,083	—

Nonrecurring fair value measurements:
Impaired loans	$3,439	—	—	3,439
Total nonrecurring fair value measurements	$3,439	—	—	3,439

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2021 and December 31, 2020 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
September 30, 2021
Impaired loans	$1,046	Discounted cash flows	Discount rate	8.25%	4.00%	6.12%

December 31, 2020
Impaired loans	$1,352	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	2,087	Discounted cash flows	Discount rate	8.25%	4.00%	4.74%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
Carrying amounts and estimated fair values of financial instruments as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
FINANCIAL ASSETS:
Cash and cash equivalents	$23,852	23,852	23,852	—	—
Debt securities, held-to-maturity	24,420	24,497	—	—	24,497
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,334,331	1,297,274	—	—	1,297,274
Accrued interest receivable	8,624	8,624	—	8,624	—

FINANCIAL LIABILITIES:
Deposits	1,603,203	1,604,897	1,400,503	204,394	—
Long-term debt	15,000	15,363	—	15,363	—
Accrued interest payable	289	289	—	289	—

December 31, 2020
FINANCIAL ASSETS:
Cash and cash equivalents	$31,730	31,730	31,730	—	—
Debt securities, held-to-maturity	24,810	24,960	—	—	24,960
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,293,693	1,252,642	—	—	1,252,642
Accrued interest receivable	8,337	8,337	—	8,337	—

FINANCIAL LIABILITIES:
Deposits	1,455,423	1,458,413	1,212,903	245,510	—
Long-term debt	22,000	22,595	—	22,595	—
Accrued interest payable	452	452	—	452	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at September 30, 2021 and December 31, 2020.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 – Recent Accounting Pronouncements

From time to time the FASB issues an ASU to communicate changes to U.S. GAAP. The following information provides brief summaries of newly issued but not yet effective ASUs that could have an effect on LCNB’s financial position or results of consolidated operations:

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

LCNB has created a cross-functional CECL Committee, which reports to the Audit Committee, composed of members from the lending, Wealth Management, and finance departments. During 2017, the CECL Committee selected a vendor to assist in implementation of and ongoing compliance with the new requirements. It has completed analyzing its data collection efforts, selected a calculation model, analyzed its pool segmentation and reporting mechanisms, and has finished back testing in preparation for adoption of the new methodology. While the committee and management expect that implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, they continue to analyze modeling after studying the impacts that the most recent economic conditions presented due to the pandemic. As they adjust and finalize appropriate modeling, they are continuing to evaluate the modeling and it’s potential impact on LCNB's results of consolidated operations and financial position. The consolidated financial statement impact of this new standard cannot be reasonably estimated at this time; however, it is anticipated during 2022 that modeling adjustments should be complete after finalizing review of prepayment, curtailment, and forecasting assessments.

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

On May 12, 2021, Ohio Governor Mike DeWine announced that the vast majority of Ohio Department of Health orders related to COVID-19 would be rescinded on June 2, 2021. Measures that have been removed include facial covering protocols, social distancing guidelines, and capacity restrictions for indoor and outdoor events. Businesses can choose to continue facial mask and social distancing protocols in their facilities. Further, on June 17, 2021, Governor DeWine announced that Ohio's State of Emergency caused by the COVID-19 pandemic would be lifted, effective the next day. The National Emergency Declaration remains in force, as does the National Public Health Emergency Declaration.

In response, LCNB management rescinded requirements to wear facial masks and practice social distancing, effective June 2, 2021, except for branches located in areas with local mandates. Employees and customers at branches without local mandates who wish to continue wearing facial masks may continue to do so. Depending on local conditions, some branches transitioned to drive-up only operations or shortened hours for brief periods of time. Plexiglass barriers remain at teller stations and will remain until and if management decides to remove them.
Because of the economic disruption caused by the pandemic, LCNB has provided COVID-19 related payment deferrals, primarily agreements to accept interest only payments for a period of time or agreements to defer principal and interest payments for a period of time, on a number of loans. There were no loans remaining on deferral for COVID-19 reasons at September 30, 2021. Loans still on deferral at December 31, 2020 were as follows (in thousands):

December 31, 2020
Commercial, secured by real estate	20,231
Residential real estate	324
Consumer	21
20,576

LCNB participated in the CARES Act PPP that provided government guaranteed and potentially forgivable loans to applicants. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses with funds to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Outstanding PPP loans at September 30, 2021 and December 31, 2020 totaled $12,971,000 and $21,088,000, respectively, and unrecognized fees at those dates totaled $498,000 and $747,000, respectively.

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

Accounting for Intangibles.  LCNB’s intangible assets at September 30, 2021 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment or sooner if circumstances indicate a possible impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

Net income for the three and nine months ended September 30, 2021 was $4,817,000 (total basic and diluted earnings per share of $0.39) and $15,347,000 (total basic and diluted earnings per share of $1.21), respectively. This compares to net income of $4,250,000 (total basic and diluted earnings per share of $0.33) and $14,333,000 (total basic and diluted earnings per share of $1.11) for the same three and nine month periods in 2020.

Net interest income for the three and nine months ended September 30, 2021 was $14,073,000 and $42,814,000, respectively. This compares to net interest income of $13,529,000 and $41,705,000 for the same periods in 2020. Favorably contributing to the variances for both the three- and nine-month periods were fees recognized from PPP loans and market driven decreases in the average rates paid on deposits, aided by a shift from higher cost certificates of deposit to lower cost demand and savings products.

Increases in the provision for loan losses, partially due to adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic, negatively affected earnings during the 2020 period. LCNB recorded provisions of $306,000 and $239,000 for the three and nine months ended September 30, 2021, respectively. This compares to respective provisions of $976,000 and $2,165,000 for the same three and nine month periods in 2020.

Non-interest income for the three months and nine months ended September 30, 2021, was $4,106,000 and $11,885,000, respectively. This compares to $4,278,000 and $11,436,000 for the same periods last year. For the three month comparative periods, the increases in fiduciary income and deposit service charges were more than offset by decreases in gains from sales of loans. For the nine-month comparative periods, fiduciary income and deposit service charges increased and were partially offset by decreases in gains from loan sales. Non-interest income for the nine-month period also benefited from a one-time refund on LCNB’s Ohio Financial Institution tax, which was included in other operating income.

Non-interest expense for the three and nine months ended September 30, 2021, was $12,029,000 and $35,729,000, respectively. This compares to $11,653,000 and $33,841,000 for the same three and nine month periods in 2020. The 2021 periods saw increases in salaries and employee benefits, equipment, FDIC insurance premiums, contracted services, and other non-interest expenses. A decrease in marketing expenses partially offset these increases.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended September 30, 2021 vs. September 30, 2020
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2021 and September 30, 2020, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,321,629	13,729	4.12%	$1,339,608	14,379	4.27%
Interest-bearing demand deposits	10,746	11	0.41%	21,490	17	0.31%
Federal Reserve Bank stock	4,652	—	—%	4,652	—	—%
Federal Home Loan Bank stock	5,203	26	1.98%	5,203	26	1.99%
Investment securities:
Equity securities	4,588	17	1.47%	4,329	18	1.65%
Debt securities, taxable	309,136	1,027	1.32%	146,847	633	1.71%
Debt securities, non-taxable (2)	32,635	271	3.29%	36,757	315	3.41%
Total earnings assets	1,688,589	15,081	3.54%	1,558,886	15,388	3.93%
Non-earning assets	196,292			188,362
Allowance for loan losses	(5,567)			(5,250)
Total assets	$1,879,314			$1,741,998

Savings deposits	$908,670	291	0.13%	$730,858	348	0.19%
IRA and time certificates	207,010	545	1.04%	281,586	1,219	1.72%
Short-term borrowings	1,320	2	0.60%	—	—	—%
Long-term debt	15,000	113	2.99%	33,020	226	2.72%
Total interest-bearing liabilities	1,132,000	951	0.33%	1,045,464	1,793	0.68%
Demand deposits	480,093			433,129
Other liabilities	26,245			24,415
Capital	240,976			238,990
Total liabilities and capital	$1,879,314			$1,741,998
Net interest rate spread (3)			3.21%			3.25%
Net interest income and net interest margin on a taxable-equivalent basis (4)		14,130	3.32%		13,595	3.47%
Ratio of interest-earning assets to interest-bearing liabilities	149.17%			149.11%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2021 as compared to the same period in 2020.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2021 vs. 2020
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(191)	(459)	(650)
Interest-bearing demand deposits	(10)	4	(6)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	—	—
Investment securities:
Equity securities	1	(2)	(1)
Debt securities, taxable	567	(173)	394
Debt securities, non-taxable	(34)	(10)	(44)
Total interest income	333	(640)	(307)

Interest-bearing Liabilities:
Savings deposits	73	(130)	(57)
IRA and time certificates	(272)	(402)	(674)
Short-term borrowings	2	—	2
Long-term debt	(134)	21	(113)
Total interest expense	(331)	(511)	(842)
Net interest income	$664	(129)	535

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2021 totaled $14,130,000, an increase of $535,000 from the comparable period in 2020.  Total interest expense decreased $842,000, which was partially offset by a $307,000 decrease in total interest income.

The $307,000 decrease in total interest income was due primarily to a $650,000 decrease in loan interest income, which was partially offset by a $394,000 increase in interest income from taxable debt securities. The decrease in loan interest income was primarily due to a 15 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans and secondarily due to a $18.0 million decrease in the average balance of LCNB's loan portfolio. Loan interest income for the third quarter 2021 included $492,000 of PPP loan fees recognized. The increase in interest income from taxable debt securities was due to a $162.3 million increase in average securities, which was partially offset by a 39 basis point decrease in the average rate earned on these securities. The decrease in average rates for both loans and investment securities was primarily due to market conditions.

The $842,000 decrease in total interest expense was due to a $674,000 decrease in interest expense for IRA and time certificates and a $113,000 decrease in interest expense for long-term debt. Interest expense for IRA and time certificates decreased primarily due to a 68 basis point decrease in the average rate paid for these deposits and secondarily to an $74.6 million decrease in the average balance of these deposits. Management believes the decrease reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits and NOW and savings accounts have grown, while balances in IRA and time deposits have decreased. Interest expense for long-term debt decreased due to a $18.0 million decrease in average debt outstanding, slightly offset by a 27 basis point increase in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2021 vs. September 30, 2020
The following table presents, for the nine months ended September 30, 2021 and September 30, 2020, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,321,426	42,372	4.29%	$1,303,770	44,428	4.55%
Interest-bearing demand deposits	17,031	38	0.30%	18,164	65	0.48%
Federal Reserve Bank stock	4,652	140	4.02%	4,652	140	4.02%
Federal Home Loan Bank stock	5,203	78	2.00%	5,203	91	2.34%
Investment securities:
Equity securities	4,569	54	1.58%	4,283	73	2.28%
Debt securities, taxable	262,245	2,650	1.35%	141,625	2,250	2.12%
Debt securities, non-taxable (2)	33,335	830	3.33%	39,270	997	3.39%
Total earnings assets	1,648,461	46,162	3.74%	1,516,967	48,044	4.23%
Non-earning assets	193,079			182,866
Allowance for loan losses	(5,653)			(4,730)
Total assets	$1,835,887			$1,695,103

Savings deposits	$857,289	872	0.14%	$704,708	1,141	0.22%
IRA and time certificates	220,157	1,937	1.18%	302,431	4,275	1.89%
Short-term borrowings	796	4	0.67%	497	7	1.88%
Long-term debt	16,736	361	2.88%	35,427	707	2.67%
Total interest-bearing liabilities	1,094,978	3,174	0.39%	1,043,063	6,130	0.79%
Demand deposits	474,281			394,497
Other liabilities	25,249			22,318
Capital	241,379			235,225
Total liabilities and capital	$1,835,887			$1,695,103
Net interest rate spread (3)			3.35%			3.44%
Net interest income and net interest margin on a taxable-equivalent basis (4)		42,988	3.49%		41,914	3.69%
Ratio of interest-earning assets to interest-bearing liabilities	150.55%			145.43%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2021 as compared to the same period in 2020.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended September 30, 2021 vs. 2020
	Increase (decrease) due to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$595	(2,651)	(2,056)
Interest-bearing demand deposits	(4)	(23)	(27)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	(13)	(13)
Investment securities:
Equity securities	5	(24)	(19)
Debt securities, taxable	1,428	(1,028)	400
Debt securities, non-taxable	(148)	(19)	(167)
Total interest income	1,876	(3,758)	(1,882)

Interest-bearing Liabilities:
Savings deposits	213	(482)	(269)
IRA and time certificates	(979)	(1,359)	(2,338)
Short-term borrowings	3	(6)	(3)
Long-term debt	(399)	53	(346)
Total interest expense	(1,162)	(1,794)	(2,956)
Net interest income	$3,038	(1,964)	1,074

Net interest income on a fully taxable-equivalent basis for the nine months ended September 30, 2021 totaled $42,988,000, an increase of $1,074,000 from the comparable period in 2020.  Total interest expense decreased $2,956,000, which was partially offset by a $1,882,000 decrease in total interest income.

The $1,882,000 decrease in total interest income was due primarily to a $2,056,000 decrease in loan interest income, which was partially offset by a $400,000 increase in interest income from taxable debt securities. The decrease in loan interest income was primarily due to a 26 basis point decrease in the average rate earned on loans, which was partially offset by a $17.7 million increase in the average balance of LCNB's loan portfolio. Loan interest income for the first three quarters of 2021 included $1,415,000 of PPP loan fees recognized. The increase in interest income from taxable debt securities was due to a $120.6 million increase in average securities, which was largely offset by a 77 basis point decrease in the average rate earned on these securities. The decrease in average rates for both loans and investment securities was primarily due to market conditions.

The $2,956,000 decrease in total interest expense was primarily due to a $2,338,000 decrease in interest expense for IRA and time certificates. Interest expense for IRA and time certificates decreased primarily due to a 71 basis point decrease in the average rate paid for these deposits and secondarily to an $82.3 million decrease in the average balance of these deposits.

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

The provision for loan losses for the three and nine months ended September 30, 2021 was respectively $306,000 and $239,000, compared to provisions of $976,000 and $2,165,000 for the same periods in 2020. The 2020 periods included qualitative adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three and nine months ended September 30, 2021 were $130,000 and $139,000, respectively, as compared to net charge-offs of $18,000 and $236,000 for the same three and nine-month periods in 2020.

Non-Interest Income

A comparison of non-interest income for the three and nine months ended September 30, 2021 and September 30, 2020 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Difference	2021	2020	Difference
Fiduciary income	$1,695	1,275	420	4,959	3,579	1,380
Service charges and fees on deposit accounts	1,621	1,506	115	4,506	4,038	468
Net gains from sales of debt securities, available-for-sale	—	—	—	—	221	(221)
Bank owned life insurance income	269	275	(6)	805	1,163	(358)
Gains from sales of loans	366	999	(633)	560	1,436	(876)
Other operating income	155	223	(68)	1,055	999	56
Total non-interest income	$4,106	4,278	(172)	11,885	11,436	449

Reasons for changes include:
•Fiduciary income increased primarily due to growth in the market value of assets serviced.
•Service charges and fees on deposit accounts for the three month period increased primarily due to increases in check card income, overdraft fees, and Mastercard incentive income. Service charges and fees on deposit accounts for the nine month period increased primarily due to an increase in check card income, which was partially offset by a decrease in fee income recognized on Insured Cash Sweep ("ICS") deposit products due to lower volumes and a decrease in the amount of fees received due to lower market rates.
•Bank owned life insurance income for the nine months ended September 30, 2020 included a mortality benefit, while no mortality benefits were recognized during the 2021 period.
•Gains from sales of loans decreased primarily due to a lower volume of residential real estate loan sales.
•Other operating income for the three month period decreased primarily due to decreases in realized and unrealized net gains or losses recognized on equity securities. Other operating income increased for the nine month period due to a state tax refund of $508,000 recognized during the second quarter 2021, which was partially offset by decreases in realized and unrealized net gains or losses recognized on equity security investments.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three and nine months ended September 30, 2021 and September 30, 2020 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Difference	2021	2020	Difference
Salaries and employee benefits	$7,096	6,863	233	20,640	20,279	361
Equipment expenses	421	341	80	1,232	917	315
Occupancy expense, net	713	740	(27)	2,236	2,145	91
State financial institutions tax	437	424	13	1,318	1,280	38
Marketing	253	471	(218)	878	906	(28)
Amortization of intangibles	263	263	—	780	783	(3)
FDIC insurance premiums, net	129	112	17	365	142	223
Contracted services	655	435	220	1,818	1,312	506
Other non-interest expense	2,062	2,004	58	6,462	6,077	385
Total non-interest expense	$12,029	11,653	376	35,729	33,841	1,888

Reasons for changes include:
•Salaries and employee benefits increased primarily due to increased health care costs, increased bonus expense accruals, and a decrease in salaries and benefits netted against deferred costs on loans, reflecting a lower volume of originations during the 2021 period.
•Equipment expenses increased primarily due to increased equipment rental costs and increased depreciation charges for furniture and equipment. During 2020, LCNB gradually replaced ATMs that it had previously owned with new ATMs obtained through an outsourcing arrangement.
•FDIC insurance premiums increased during the nine month period in 2021 because LCNB received small bank assessment credits from the FDIC during the first and second quarters 2020. Premium payments returned to their normal levels after the second quarter 2020.
•Contracted services increased due to employee recruitment services, increased usage of technology services, and to price increases in general.
•Other non-interest expense increased partially due to a strategic decision to outsource LCNB's ATM operations to a third-party vendor during 2020, relieving LCNB branch personnel from various ATM maintenance responsibilities.

Income Taxes

LCNB's effective tax rate for the three and nine months ended September 30, 2021 was 17.6% and 18.1%, respectively, compared to 17.9% and 16.4% for the three and nine months ended September 30, 2020.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. A one-time tax benefit recognized as a result of certain provisions in the CARES Act passed by Congress and signed by President Trump during the first quarter 2020 also contributed to the effective tax rate for the nine months ended September 30, 2020.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at September 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

	September 30, 2021	December 31, 2020	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$23,852	31,730	(7,878)	(24.83)%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,478	2,389	89	3.73%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	313,214	209,471	103,743	49.53%
Debt securities, held-to-maturity, at cost	24,420	24,810	(390)	(1.57)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	5,203	5,203	—	—%
Loans, net	1,334,331	1,293,693	40,638	3.14%
Premises and equipment, net	35,154	35,376	(222)	(0.63)%
Operating lease right-of-use assets	6,608	6,274	334	5.32%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	2,671	3,453	(782)	(22.65)%
Bank owned life insurance	42,954	42,149	805	1.91%
Interest receivable	8,624	8,337	287	3.44%
Other assets	18,771	17,027	1,744	10.24%
Total assets	$1,884,252	1,745,884	138,368	7.93%

LIABILITIES:
Deposits:
Non-interest-bearing	$483,920	455,073	28,847	6.34%
Interest-bearing	1,119,283	1,000,350	118,933	11.89%
Total deposits	1,603,203	1,455,423	147,780	10.15%
Short-term borrowings	—	—	—	—%
Long-term debt	15,000	22,000	(7,000)	(31.82)%
Operating lease liabilities	6,693	6,371	322	5.05%
Accrued interest and other liabilities	20,937	21,265	(328)	(1.54)%
Total liabilities	1,645,833	1,505,059	140,774	9.35%

TOTAL SHAREHOLDERS' EQUITY	238,419	240,825	(2,406)	(1.00)%
Total liabilities and shareholders' equity	$1,884,252	1,745,884	138,368	7.93%

Reasons for changes include:
•Debt securities, available-for-sale, increased due to purchases of additional securities totaling $132.4 million, which was partially offset by maturities and calls of securities totaling $23.5 million.
•Net loans increased due to organic growth in the loan portfolio, partially offset by a net decrease in PPP loans of $8.1 million. Most of the growth occurred in the commercial real estate and residential real estate portfolios, partially offset by a decrease in the commercial and industrial loan portfolio.
•Operating lease right-of-use assets and operating lease liabilities increased due to a new lease for the Union Village branch and the renewal of a postage machine lease.
•Core deposit and other intangibles decreased due to amortization of core deposit intangibles and mortgage servicing rights.
•Other assets increased due to an additional $3.0 investment in Affordable Housing Tax Credit Limited Partnerships and increases in prepaid expenses and federal income tax receivable.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•Non-interest-bearing deposits and interest-bearing deposits have grown substantially since the start of the COVID-19 pandemic and this trend continued during the first nine months of 2021. Management believes the growth reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits and NOW and savings accounts have grown, while balances in IRA and time deposits have decreased.
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Regulatory Capital:
Shareholders' equity	$233,502	234,092
Goodwill and other intangibles	(60,918)	(61,698)
Accumulated other comprehensive (income) loss	(896)	(4,043)
Tier 1 risk-based capital	171,688	168,351
Eligible allowance for loan losses	5,828	5,728
Total risk-based capital	$177,516	174,079
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.29%	12.48%
Tier 1 Capital to risk-weighted assets	12.29%	12.48%
Total Capital to risk-weighted assets	12.71%	12.91%
Leverage	9.48%	10.06%

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Its use was permitted beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the September 30, 2021 regulatory capital calculations.

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

Total remaining borrowing capacity with the Federal Home Loan Bank at September 30, 2021 was approximately $167.5 million. In addition, additional borrowings of approximately $55.0 million were available through the line of credit arrangements at September 30, 2021.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment. The base projection uses a current interest rate scenario.  As shown below, the September 30, 2021 IRSA indicates that an increase in interest rates of 200 basis points or more will have a positive effect on NII and a 100 basis point increase or decrease in interest rates will have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$61,093	2,305	3.92%
Up 300	60,081	1,293	2.20%
Up 200	59,099	311	0.53%
Up 100	58,252	(536)	(0.91)%
Base	58,788	—	—%
Down 100	56,911	(1,877)	(3.19)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2021 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a 100 basis point decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$168,444	(36,992)	(18.01)%
Up 300	179,272	(26,164)	(12.74)%
Up 200	189,682	(15,754)	(7.67)%
Up 100	200,652	(4,784)	(2.33)%
Base	205,436	—	—%
Down 100	237,859	32,423	15.78%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2021, LCNB's disclosure controls and procedures were effective.

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

The following table sets forth information relating to repurchases made under the Program during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2021	133,517	$16.49	133,517	119,627
August 2021	29,916	$17.48	29,916	89,711
September 2021	43,335	$17.16	43,335	46,376

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 3, 2021	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

November 3, 2021	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer