Form 10-K
period 2021-12-31
LCNB CORP
filed 2022-03-10
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

None
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

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2021, determined using a per share closing price on that date of $16.37 as quoted on the NASDAQ Capital Market, was $196,713,412.

As of March 8, 2022, 11,396,323 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 26, 2022, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2021 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2021

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
4.LCNB’s ability to integrate future acquisitions may be unsuccessful, or may be more difficult, time-consuming, or costly than expected;
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
14.adverse weather events and natural disasters and global and/or national epidemics; and
15.government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the CARES Act, the Dodd-Frank Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act,and any such future regulatory actions or reforms.

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Primary Market Area

The Bank considers its primary market area to consist of counties where it has a physical presence and neighboring counties, which includes Southwestern and South Central Ohio. At December 31, 2021, the Bank had:
•32 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Fayette, Franklin, Hamilton, Montgomery, Preble, and Ross Counties, Ohio,
•an Operations Center in Warren County, Ohio,
•a vacant lot in Chillicothe, Ohio for future construction,
•and 37 ATMs.

The Colerain Office closed at the end of the business day on February 18, 2022.

Competition

The Bank faces strong competition both in making loans and attracting deposits.  The deregulation of the banking industry and the wide spread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. The Bank competes with other national and state banks, savings and loan associations, credit unions, finance companies, mortgage brokerage firms, realty companies with captive mortgage brokerage firms, mutual funds, insurance companies, brokerage and investment banking companies, Financial Technology or "FinTech" companies, and other financial intermediaries operating in its market and elsewhere, many of whom have substantially larger financial and managerial resources.

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

LCNB CORP. AND SUBSIDIARIES

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies, financial holding companies, and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the DIF of the FDIC. The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiaries.

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

The Bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Through December 31, 2021, the assessment rate for the Bank was at the lowest risk-based premium available, which was 3.00% of the assessment base per annum. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past.

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act. On April 26, 2016, the FDIC adopted a rule amending pricing for deposit insurance for institutions with less than $10 billion in assets, effective the quarter after the fund reserve ratio reached 1.15%. The fund reserve ratio reached 1.15% effective as of June 30, 2016. As a result, the Bank’s assessment rate was decreased to the rate stated above effective July 1, 2016. The Dodd-Frank Act also eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

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

See Note 14 - Regulatory Matters of the consolidated financial statements for more information concerning LCNB's compliance with regulatory capital ratios.

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

Under current regulations, the Bank was “well capitalized” as of December 31, 2021.

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

LCNB CORP. AND SUBSIDIARIES

Regulatory Reform and Legislation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of LCNB and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. LCNB and the Bank cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of LCNB and the Bank. A change in statutes, regulations, or regulatory policies applicable to LCNB and the Bank could have a material effect on LCNB’s business, financial condition, and results of operations. At this time, LCNB and the Bank do not expect material costs and effects to result from any federal, state, or local environmental laws that may be enacted.

Human Capital

As of December 31, 2021, LCNB employed 307 full-time equivalent employees working throughout the ten Ohio counties in which LCNB operates. LCNB considers these individuals the most important influence contributing to the Bank’s success and is committed to investing in their ongoing growth and development.

LCNB fosters a welcoming environment that celebrates diversity, equity, and inclusion for all. Through an ongoing partnership with the National Conference for Community and Justice of Greater Dayton, its employee-based DE&I Council is working to expand education and sharing experiences; to acknowledge, celebrate, and encourage diverse backgrounds interests, and lifestyles; to broaden recruitment efforts with a focus on growing diverse talent; and to communicate and share LCNB's overall commitment to diversity, equity and inclusion.

LCNB places a high priority on training and development and has enjoyed a long history of promoting from within the organization, as evidenced by the executive management team, which averages 21 years of tenure with LCNB. Through a blend of strong internal talent and diverse new talent, the Bank has been able to successfully navigate the ongoing challenges related to talent depth. As LCNB grows and develops new products and services, the Bank continues to seek innovative, cost effective, and efficient ways to educate and develop its employees. Through a blend of online education, interactive training sessions, and experiential learning, LCNB provides opportunities for those who desire to fine-tune existing skills as well as those who desire to prepare for the next steps along their career path.

LCNB values and invests in overall employee well-being and satisfaction, providing compensation and benefits that are competitive with those provided by other financial institutions and major employers within LCNB's market area. In addition to traditional benefits, which include health, dental, life, vision, and long-term disability insurance, LCNB offers other voluntary coverages. Some of these benefits are paid by the Bank, others are shared cost, and some are employee-paid. LCNB also provides all associates access to a personal care advocate through the LCNB Care Center. Advocates provide independent, confidential support in navigating all aspects of health care benefits. Additional benefits include a matching 401-K plan, a performance bonus plan, and tuition reimbursement plans.

LCNB has an active Wellness Committee comprised of associates from across the Bank. The committee promotes activities, education, and consultation that improve the health and lives of employees and their families. One particular offering that has been brought to the forefront and broadly promoted over the past two years is that of the no-cost Employee Assistance Program (EAP) benefits that are available to both full-time and part-time employees and members of their households. Services include 24/7 access to licensed mental health professionals, ongoing personal coaching sessions, and referrals to additional support resources based on needs. In recognition of World Mental Health Day on October 10, 2021, LCNB promoted the benefits of the EAP with a month-long awareness and educational program focused on the importance of emotional well-being and self-care. As part of evolving wellness efforts, LCNB recently introduced an interactive online Health and Wellness Portal and now offers employees access to personalized one-on-one sessions with a certified health coach, trainer, licensed dietician, or registered nurse.

LCNB CORP. AND SUBSIDIARIES

Fostering a culture of open and transparent communication is always extremely important. Enhancing this area remains critical during times of rapid change, such as the pandemic period. In 2020, the Bank began quarterly Town Hall meetings with all employees. In addition, senior management provides weekly informational updates through email to all employees and will participate in departmental or branch staff meetings upon request. Both the quarterly Town Hall meetings and the employee updates will continue in 2022.

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

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of debt securities at December 31, 2021, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations. Weighted average yield is based on amortized cost.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$—	—	—%	$—	—	—%
One to five years	29,851	29,529	0.83%	—	—	—%
Five to ten years	45,592	45,215	1.22%	—	—	—%
After ten years	—		—%	—	—	—%
Total U.S. Treasury notes	75,443	74,744	1.06%	—	—	—%

U.S. Agency notes:
Within one year	5,004	5,022	1.88%	—	—	—%
One to five years	34,678	34,001	0.84%	—	—	—%
Five to ten years	49,611	48,223	1.09%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	89,293	87,246	1.04%	—	—	—%

Corporate bonds:
Within one year	—	—	—%	—	—	—%
One to five years	—	—	—%	—	—	—%
Five to ten years	5,200	5,152	3.70%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total corporate bonds	5,200	5,152	3.70%	—	—	—%

Municipal securities, tax-exempt (1):
Within one year	929	933	3.28%	1,867	1,876	1.93%
One to five years	2,950	2,973	2.94%	4,960	4,969	2.44%
Five to ten years	4,350	4,427	2.03%	2,395	2,406	5.03%
After ten years	730	733	3.78%	10,181	10,250	4.43%
Total Municipal securities	8,959	9,066	1.84%	19,403	19,501	5.97%

Municipal securities, taxable:
Within one year	38	38	4.80%	—	—	—%
One to five years	13,301	13,678	2.23%	—	—	—%
Five to ten years	21,869	21,577	1.60%	499	498	3.00%
After ten years	—	—	—%	3,070	3,088	6.45%
Total Municipal securities	35,208	35,293	1.84%	3,569	3,586	5.97%

U.S. Agency mortgage-backed securities	96,018	96,676	1.80%	—	—	—%

Totals	$310,121	308,177	1.46%	22,972	23,087	4.10%

(1) Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 21.0% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2021.

LCNB CORP. AND SUBSIDIARIES

Loan Portfolio

The following table summarizes loan maturities and sensitivities to interest rate change at December 31, 2021 (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Totals
Maturing in one year or less	$15,589	60,321	5,699	1,516	6,263	122	89,510
Maturing after one year through five years	47,168	102,360	19,629	24,601	3,393	—	197,151
Maturing after five years through 15 years	38,501	313,362	145,629	8,174	993	—	506,659
Maturing after 15 years	340	411,636	164,149	—	—	—	576,125
Totals	$101,598	887,679	335,106	34,291	10,649	122	1,369,445

Loans maturing beyond one year:
Fixed rate	$53,065	279,297	180,635	32,760	1,790	—	547,547
Variable rate	32,944	548,061	148,772	15	2,596	—	732,388
Totals	$86,009	827,358	329,407	32,775	4,386	—	1,279,935

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2021		2020
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,095	7.4%	$816	7.7%
Commercial, secured by real estate	3,607	64.9%	3,903	64.9%
Residential real estate	665	24.4%	837	23.8%
Consumer	105	2.5%	153	2.8%
Agricultural	30	0.8%	28	0.8%
Other loans, including deposit overdrafts	4	—%	(9)	—%
Total	$5,506	100.0%	$5,728	100.0%

Ratio of the allowance for loan losses to total loans outstanding	0.40%		0.44%
Ratio of the allowance for loan losses to total non-accrual loans	371.71%		154.05%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The estimated amount of uninsured deposits including related interest accrued and unpaid was $222.2 million and $204.9 million at December 31, 2021 and 2020, respectively.

LCNB CORP. AND SUBSIDIARIES

The following table presents an estimate of the contractual maturities of time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2021:

(In thousands)
Maturity within 3 months	$9,722
After 3 but within 6 months	2,227
After 6 but within 12 months	7,601
After 12 months	4,146
$23,696

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

Risks Related to Economic and Market Conditions

The ultimate long-term impact on LCNB's business and financial results from the ongoing COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic is continuing to create extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public have taken and are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of or restrictions on the operations of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the effects of COVID-19 are still evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the U.S. economy as a whole. Any future developments will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the emergence of new strains of the virus that cause COVID-19 and their effects on the population, the scale of distribution and public acceptance of vaccines for COVID-19 and whether these vaccines will be effective against any new strains that may emerge, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, any actions taken by governmental authorities and other third parties in response to the ongoing pandemic, and the duration and impact of the recovery of both the economy and the general population from the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity, and capital levels.

Weakness in the economy and in the real estate market, including weakness specific to our geographic footprint, may affect us, including requiring us to record additional loan loss provisions or to charge off loans.
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

If the strength of the United States economy in general and the strength of the local economies in which LCNB conducts operations, which are primarily in Southwestern and South Central Ohio, decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on the loan portfolio and allowance for credit losses. These factors could also result in higher delinquencies and greater charge-offs in future periods, which would materially affect LCNB's financial condition and results of operations.

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

LCNB may have to compete to hire and retain employees.
LCNB’s success depends, in large part, on its ability to attract, retain, motivate, and develop key employees. Competition for key employees is ongoing and LCNB may not be able to attract, retain, or hire the key employees who are wanted or needed, which may also negatively impact its ability to execute identified business strategies. Because LCNB operates primarily in Southwestern and South Central Ohio, its hiring pool is also limited by those markets. Competition for key employees may require LCNB to offer higher compensation to attract or retain key employees, which may adversely affect salaries and employee benefit costs.

Various restrictions on the compensation which may be paid to certain executive officers were imposed under the Dodd-Frank Act and other legislation and regulations. In addition, LCNB’s incentive compensation structure is subject to review by regulators, who may identify deficiencies in the structure or issue additional guidance on LCNB’s compensation practices, causing LCNB to make changes that may affect its ability to offer competitive compensation to these individuals or that place it at a disadvantage to non-financial service competitors. LCNB’s ability to attract and retain talented employees may be affected by these restrictions or any new executive compensation limits or regulations.

Risk factors related to LCNB’s Wealth Management business.
LCNB's Wealth Management business is subject to intense competition, general market risk, and inherent risks to the business of managing trust accounts.
Competition for wealth management business is intense.  Competitors include other commercial bank and trust companies, brokerage firms, investment advisory firms, mutual fund companies, accountants, and attorneys.

LCNB’s Wealth Management business is directly affected by conditions in the debt and equity securities markets.  The debt and equity securities markets are affected by, among other factors, domestic and foreign economic conditions, political uncertainties, and the monetary and fiscal policies of the United States government, all of which are beyond LCNB’s control.  Changes in economic conditions may directly affect the economic performance of the trust accounts in which clients’ assets are invested.  A decline in the fair value of the trust accounts caused by a decline in general economic conditions directly affects LCNB’s trust fee income because such fees are primarily based on the fair value of the trust accounts.  In addition, a sustained decrease in the performance of the trust accounts or a lack of sustained growth may encourage clients to seek alternative investment options.

The management of trust accounts is subject to the risk of mistaken distributions, poor investment choices, and miscellaneous other incorrect decisions.  Such mistakes may give rise to surcharge actions by beneficiaries, with damages substantially in excess of the fees earned from management of the accounts.

LCNB CORP. AND SUBSIDIARIES

General Risk Factors

Failure to meet regulatory capital requirements could adversely affect LCNB’s business.
The Bank is subject to regulations requiring it to satisfy minimum capital requirements, see Note 14 - Regulatory Matters of the consolidated financial statements for more information. While management expects that LCNB's capital ratios under Basel III will continue to exceed well capitalized minimum capital requirements, there can be no assurance that such will be the case. If LCNB is unable to meet or exceed applicable minimum capital requirements, it may become subject to supervisory actions including, but not limited to, requirements to raise additional capital or dispose of assets, the loss of its financial holding company status, limitations on its ability to engage in new acquisitions or new activities, or other informal or formal regulatory enforcement actions.

Changes in economic or political conditions could adversely affect LCNB's earnings.
LCNB’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that LCNB offers, is highly dependent upon the business environment in the markets where LCNB operates and in the United States as a whole. Recessions, periods of unemployment, changes in interest rates, inflationary pressures, money supply, and other factors beyond LCNB’s control may adversely affect its asset quality, deposit levels, loan demand, and earnings. Inflationary pressures directly affect the level of interest rates earned from loans and investments and paid for deposits and borrowings. In addition, salaries and employee benefits and other non-interest expenses tend to increase during periods of inflation.

Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, increasing the risk loan defaults and losses. Because LCNB has a significant amount of commercial and residential real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. As a result, LCNB may need to increase its allowance for loan losses, negatively affecting earnings.

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

LCNB CORP. AND SUBSIDIARIES

Banking competition is intense.
The banking industry and related financial service providers operate in a highly competitive market. LCNB competes with financial service providers such as other commercial banks, savings and loan associations, credit unions, mortgage banking firms, Financial Technology or “FinTech” companies, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries.

Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Nonfinancial institution competitors may have fewer regulatory constraints and, due to technology related product delivery systems, a greater access to customers and lower cost structures.

Many of LCNB’s competitors include major financial institutions that have been in business for many years and have established customer bases, broader geographic service areas, substantially higher regulatory lending limits, and the ability to mount extensive promotional and advertising campaigns. In addition, credit unions are growing larger due to more flexible membership requirement regulations and are offering more financial services than they legally could in the past.

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

LCNB CORP. AND SUBSIDIARIES

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
Consumers may decide not to use banks to complete their financial transactions. Technology and other changes, including the emergence of Fintech Companies, are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can complete transactions, such as paying bills and/or transferring funds, directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Climate change, severe weather, natural disasters, acts of war or terrorism, epidemics and other external events could significantly impact LCNB’s business.
Climate change presents multi-faceted risks, including operational risk from the physical effects of climate events on LCNB and its customers’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, LCNB’s carbon footprint, and LCNB’s business relationships with clients who operate in carbon-intensive industries.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

LCNB owns its main office in Lebanon, Ohio, which is approximately 28,000 square feet and houses its executive, wealth management, and certain administrative personnel. LCNB owns an additional 24 branch locations and leases an additional seven branch locations, pursuant to operating leases. The Main Office and Oxford, Ohio locations have excess space that is currently being leased to third parties. An operations center in Lebanon, Ohio is currently being leased from the Warren County Port Authority. Upon expiration of the lease in 2027, LCNB has the option to purchase the property for $1.00. LCNB also owns a vacant lot in Chillicothe, Ohio. Current plans are to construct a new office which will replace the current downtown Chillicothe Office. Management believes that LCNB's banking and other offices are in good condition and suitable to its needs.

The Colerain Office closed at the end of the business day on February 18, 2022.

LCNB CORP. AND SUBSIDIARIES

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

Not Applicable.

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

LCNB had approximately 928 registered holders of its common stock as of December 31, 2021.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market® exchange under the symbol “LCNB.”

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

The 2015 Ownership Incentive Plan (the "2015 Plan") was approved by LCNB's shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of LCNB's Board of Directors ("Compensation Committee"). Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2015 Plan provides for the issuance of up to 450,000 shares of common stock. The 2015 Plan will terminate on April 28, 2025 and is subject to earlier termination by the Compensation Committee.

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

The following table sets forth information relating to purchases made under the Program during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	21,310	$17.46	21,310	25,066
November 2021	3,875	$17.40	3,875	21,191
December 2021	—	$—	—	21,191

LCNB CORP. AND SUBSIDIARIES

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite Index and the S&P U.S. BMI Banks - Midwest Region Index.  This graph covers the period from December 31, 2016 through December 31, 2021.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2016 in LCNB common stock, the NASDAQ Composite Index, and the S&P U.S. BMI Banks - Midwest Region Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
LCNB Corp.	$100.00	90.76	69.66	92.38	73.72	102.31
NASDAQ Composite Index	$100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. BMI Banks - Midwest Region Index	$100.00	107.46	91.76	119.38	102.64	135.60

Source: S&P Global Market Intelligence
© 2022

LCNB CORP. AND SUBSIDIARIES

Item 6.  [Reserved]

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following is management's discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB.  It is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the consolidated financial statements and related notes contained in the 2021 Annual Report to Shareholders.

Overview

Net income for 2021 was $20,974,000 (basic and diluted earnings per share of $1.66), compared to $20,075,000 (basic and diluted earnings per share of $1.55) in 2020 and $18,912,000 (basic and diluted earnings per share of $1.44) in 2019 .

The following items affected earnings for the years indicated:
•Net loans increased 5.4% to $1.36 billion at December 31, 2021 compared to $1.29 billion at December 31, 2020.
•Total assets increased 9.0% to $1.90 billion at December 31, 2021 compared to $1.75 billion at December 31, 2020.
•Total deposits increased 11.9% to $1.63 billion at December 31, 2021 compared to $1.46 billion at December 31, 2020.
•Wealth Management assets, which includes trust, investment, and brokerage accounts, increased 14.7% to $1.06 billion at December 31, 2021 compared to $0.92 billion at December 31, 2020.
•The credit for loan losses during 2021 was $269,000, compared to provisions for loan losses of $2,014,000 and $207,000 for 2020 and 2019, respectively. The provision for loan losses in 2020 was higher partially due to adjustments for potential impacts from the economic recession caused by the COVID-19 pandemic.
•Net gains from sales of loans totaled $852,000 in 2021, $2,297,000 in 2020, and $328,000 in 2019. Gains were higher in 2020 primarily due to the volume of loans sold.

Coronavirus Update/Status

The ongoing COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public have taken and are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of or restrictions on the operations of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. While vaccination efforts have continued since the beginning of 2021, the pandemic has not yet been contained and economic activity has not yet returned to pre-pandemic levels.

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

In response, LCNB management rescinded requirements to wear facial masks and practice social distancing, effective June 2, 2021, except for branches located in areas with local mandates. Employees and customers at branches without local mandates who wish to continue wearing facial masks may continue to do so. Depending on local conditions and employee availability, branch hours of operation and lobby usage may be adjusted for brief periods of time. Plexiglass barriers remain at teller stations and will remain until and if management decides to remove them. Remote and hybrid work arrangements remain available for certain employees and departments. Management continues to monitor LCNB's market area for areas of COVID-19 resurgence or regression and may adjust local branch or corporate operations accordingly.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Because of the economic disruption caused by the pandemic, LCNB provided COVID-19 related payment deferrals, primarily agreements to accept interest only payments for a period of time or agreements to defer principal and interest payments for a period of time, on a number of loans. There were no loans remaining on deferral for COVID-19 reasons at December 31, 2021. Loan balances at December 31, 2021, December 31, 2020, and the time of deferral were as follows (in thousands):

	At December 31, 2021	At December 31, 2020	At Time of Deferral
Commercial and industrial	$—	—	33,683
Commercial, secured by real estate	—	20,231	337,263
Residential real estate	—	324	48,903
Consumer	—	21	868
Total loans deferred	$—	20,576	420,717

LCNB participated in the CARES Act PPP that provided government guaranteed and potentially forgivable loans to applicants. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses with funds to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Outstanding PPP loans at December 31, 2021 and 2020 totaled $6,935,000 and $21,088,000, respectively, and unrecognized fees at those dates totaled $272,000 and $747,000, respectively.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2021			2020			2019
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$1,329,072	$56,142	4.22%	$1,306,314	$59,267	4.54%	$1,221,375	$59,009	4.83%
Interest-bearing demand deposits	14,876	48	0.32%	20,808	83	0.40%	8,389	241	2.87%
Interest-bearing time deposits	—	—	—%	—	—	—%	488	11	2.25%
Federal Reserve Bank stock	4,652	279	6.00%	4,652	279	6.00%	4,652	279	6.00%
Federal Home Loan Bank stock	5,203	104	2.00%	5,203	117	2.25%	5,108	249	4.87%
Investment securities:
Equity securities	4,576	72	1.57%	4,303	91	2.11%	4,310	127	2.95%
Debt securities, taxable	272,251	3,668	1.35%	148,415	2,916	1.96%	159,377	3,601	2.26%
Debt securities, non-taxable (2)	32,937	1,094	3.32%	38,439	1,300	3.38%	73,634	2,123	2.88%
Total earning assets	1,663,567	61,407	3.69%	1,528,134	64,053	4.19%	1,477,333	65,640	4.44%
Non-earning assets	193,311			183,819			169,314
Allowance for loan losses	(5,701)			(5,029)			(4,056)
Total assets	$1,851,177			$1,706,924			$1,642,591

NOW and money fund deposits	$463,636	556	0.12%	$391,490	838	0.21%	$400,094	1,825	0.46%
Savings deposits	407,298	599	0.15%	323,867	595	0.18%	287,364	621	0.22%
IRA and time certificates	214,344	2,423	1.13%	289,775	5,201	1.79%	327,321	7,080	2.16%
Short-term borrowings	821	6	0.73%	372	7	1.88%	6,064	227	3.74%
Long-term debt	16,148	469	2.90%	34,265	921	2.69%	42,733	1,035	2.42%
Total interest-bearing liabilities	1,102,247	4,053	0.37%	1,039,769	7,562	0.73%	1,063,576	10,788	1.01%
Noninterest-bearing demand deposits	482,402			407,961			336,257
Other liabilities	25,705			22,798			18,119
Capital	240,823			236,396			224,639
Total liabilities and capital	$1,851,177			$1,706,924			$1,642,591
Net interest rate spread (3)			3.32%			3.46%			3.43%
Net interest income and net interest margin on a tax equivalent basis (4)		$57,354	3.45%		$56,491	3.70%		$54,852	3.71%
Ratio of interest-earning assets to interest-bearing liabilities	150.93%			146.97%			138.90%
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

	For the years ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$1,018	(4,143)	(3,125)	3,970	(3,712)	258
Interest-bearing demand deposits	(21)	(14)	(35)	163	(321)	(158)
Interest-bearing time deposits	—	—	—	(11)	—	(11)
Federal Reserve Bank stock	—	—	—	—	—	—
Federal Home Loan Bank stock	—	(13)	(13)	5	(137)	(132)
Investment securities:
Equity securities	5	(24)	(19)	—	(36)	(36)
Debt securities, taxable	1,878	(1,126)	752	(237)	(448)	(685)
Debt securities, non-taxable (2)	(183)	(23)	(206)	(1,144)	321	(823)
Total interest income	2,697	(5,343)	(2,646)	2,746	(4,333)	(1,587)
Interest expense attributable to:
NOW and money fund deposits	134	(416)	(282)	(38)	(949)	(987)
Savings deposits	136	(132)	4	73	(99)	(26)
IRA and time certificates	(1,147)	(1,631)	(2,778)	(756)	(1,123)	(1,879)
Short-term borrowings	5	(6)	(1)	(144)	(76)	(220)
Long-term debt	(521)	69	(452)	(220)	106	(114)
Total interest expense	(1,393)	(2,116)	(3,509)	(1,085)	(2,141)	(3,226)
Net interest income	$4,090	(3,227)	863	3,831	(2,192)	1,639
(1)Non-accrual loans, if any, are included in average loan balances.
(2)Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21%.

2021 vs. 2020.  Net interest income on a fully tax-equivalent basis for 2021 totaled $57,354,000, an increase of $863,000 from 2020.  The increase resulted from a decrease in total interest expense of $3,509,000, partially offset by a decrease in total taxable-equivalent interest income of $2,646,000.

The decrease in total interest income was due primarily to a $3,125,000 decrease in interest income from loans and a $206,000 decrease in interest income from non-taxable debt securities, partially offset by a $752,000 increase in interest income from taxable debt securities. Loan interest decreased due to a 32 basis point decrease in the average rate earned, partially offset by a $22.8 million increase in average loans and by fees recognized from PPP loans of $1,655,000. Interest income from non-taxable debt securities decreased due to a $5.5 million decrease in average securities and to a 6 basis point decrease in the average rate earned on these securities. Interest income from taxable debt securities increased due to an $123.8 million increase in average securities, partially offset by a 61 basis point decrease in the average rate earned on these securities.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in total interest expense was primarily due to a $2,778,000 decrease in interest paid on IRA and time certificates, a $452,000 decrease in interest paid on long-term debt, and a $282,000 decrease in interest paid on NOW and money fund deposits. Interest paid on IRA and time certificates decreased due to a 66 basis point decrease in the average rate paid and to a $75.4 million decrease in average deposit balances. Interest paid on long-term debt decreased due to an $18.1 million decrease in average balances, partially offset by 21 basis point increase in the average rate paid. Interest paid on NOW and money fund deposits decreased due to a 9 basis point decrease in the average rate paid, partially offset by a $72.1 million increase in average balances. Decreases in average rates paid for IRA and time certificates and NOW and money fund deposits were primarily due to decreases in market rates. The increase in the average paid on long-term debt reflects the maturity of comparatively lower rate debt during the year. No new debt was obtained during 2021.

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

The decrease in total interest expense was primarily due to a $987,000 decrease in interest paid on NOW and money fund deposits and a $1,879,000 decrease in interest paid on IRA and time certificates. Interest paid on NOW and money fund deposits decreased primarily due to a 25 basis point decrease in the average rate paid and to an $8.6 million decrease in average deposit balances. Interest paid on IRA and time certificates decreased due to a 37 basis point decrease in the average rate paid and to a $37.5 million decrease in average deposit balances. Decreases in average rates paid for NOW and money fund deposits and IRA and time certificates were primarily due to decreases in market rates.

Provisions and Allowance for Loan Losses

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

The credit for loan losses for 2021 was $269,000, compared to provisions of $2,014,000 for 2020 and $207,000 for 2019. The 2020 period included qualitative adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for 2021, 2020, and 2019 is as follows:

				Increase (Decrease)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands)
Fiduciary income	$6,674	5,009	4,354	1,665	655
Service charges and fees on deposit accounts	6,036	5,482	5,875	554	(393)
Net gains (losses) on sales of securities	303	221	(41)	82	262
Bank owned life insurance income	1,074	1,441	943	(367)	498
Net gains from sales of loans	852	2,297	328	(1,445)	1,969
Other operating income	1,293	1,291	889	2	402
Total non-interest income	$16,232	15,741	12,348	491	3,393

Reasons for changes include:
•Fiduciary income increased during 2021 and 2020 due to a combination of new accounts and increases in the fair value of trust and brokerage assets managed.
•Service charges and fees on deposit accounts increased during 2021 primarily due to increases in fees received from debit card usage, partially offset by a decrease in fee income recognized on the ICS deposit program. Service charges and fees on deposit accounts decreased during 2020 primarily due to decreases in fee income recognized on the ICS deposit program, overdraft fees, and smaller decreases in other fee accounts, partially offset by an increase in fees received from debit card usage.
•Net gains (losses) on sales of securities were greater during 2021 and 2020 as compared to 2019 primarily due to market pricing at the times of the sales. The book value of sales for 2021, 2020, and 2019 were, respectively, $20.9 million, $8.6 million, and $84.6 million.
•Bank owned life insurance income was greater in 2020 partially due to $12.0 million of new policies purchased at the beginning of the third quarter 2019 and partially due to a mortality benefit received during the first quarter 2020.
•Net gains from sales of loans was greater during 2020 as compared to 2021 and 2019 primarily due to the volume of loans sold.
•Other operating income increased in 2020, as compared to 2019, primarily due to gains recognized on the sale of equity securities, partially offset by decreases in the fair value of equity security investments.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for 2021, 2020, and 2019 is as follows:

				Increase (Decrease)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(In thousands)
Salaries and employee benefits	$27,616	27,178	25,320	438	1,858
Equipment expenses	1,678	1,377	1,209	301	168
Occupancy expense, net	2,949	2,875	2,961	74	(86)
State financial institutions tax	1,758	1,708	1,669	50	39
Marketing	1,239	1,254	1,319	(15)	(65)
Amortization of intangibles	1,043	1,046	1,043	(3)	3
FDIC premiums	492	256	225	236	31
ATM expense	1,416	1,028	580	388	448
Computer maintenance and supplies	1,213	1,107	1,094	106	13
Telephone expense	420	706	707	(286)	(1)
Contracted services	2,430	1,821	1,865	609	(44)
Merger-related expenses	—	—	114	—	(114)
Other non-interest expense	5,786	5,429	5,416	357	13
Total non-interest expense	$48,040	45,785	43,522	2,255	2,263

Reasons for changes include:
•Salaries and employee benefits were 1.6% greater in 2021 than in 2020 and 7.3% greater in 2020 than in 2019. The increase in 2021 was primarily due to increased employer taxes on employee payroll and increased compensation expense recognized on restricted stock grants. The increase for 2020 was primarily due to salary and wage increases, incentive payment increases, and newly hired employees, including additional business development positions. Increases in health insurance costs also contributed to the increases for both years.
•Equipment expenses increased during 2021 and 2020 primarily due to increased depreciation charges for furniture and equipment and increased equipment rental costs. During 2020, LCNB replaced ATMs that it had previously owned with new ATMs obtained through an outsourcing arrangement.
•Occupancy expense increased during 2021 primarily due to increased costs for janitorial service, utilities, and branch rentals. The increase in branch rentals reflects a new lease for the Union Village Office. Occupancy expense decreased during 2020 primarily due to decreased costs for facility maintenance and repairs and smaller decreases in utility costs and depreciation charges for bank premises, partially offset by higher janitorial costs.
•FDIC premiums were lower in 2020 and 2019 as compared to 2021 because LCNB received small bank assessment credits from the FDIC during the first and second quarters of 2020 and the third and fourth quarters of 2019. Premium payments returned to their normal levels after the second quarter 2020.
•ATM expense increased during 2021 and 2020 partially due to a strategic decision to outsource LCNB's ATM operations to a third-party vendor, relieving LCNB branch personnel from various ATM maintenance responsibilities. The transition took place gradually during 2020 and all ATMs were outsourced during 2021.
•Computer maintenance and supplies increased in 2021 due to increased technology and software related expenditures designed to offer technological convenience to customers, to protect the integrity of LCNB's data systems and software, and to protect the confidentiality of customer information.
•Telephone expense decreased in 2021, as compared to 2020 and 2019, due to connection modifications.
•Contracted services increased in 2021, as compared to 2020 and 2019, due to additional fees paid for data services, recruitment services, and general price increases on other contracted services.
•Other non-interest expense increased in 2021, as compared to 2020 and 2019, primarily due to increased ATM maintenance costs due to the outsourcing agreement, increased costs to support LCNB's electronic banking products, increased printing and supply costs, and increased legal fees.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2021, 2020, and 2019 were 18.0%, 16.9%, and 17.9%, respectively.  The difference between the statutory rate of 21% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. A one-time tax benefit recognized as a result of certain provisions in the CARES Act also contributed to the difference during 2020.

Financial Condition

A comparison of balance sheet line items at December 31, 2021 and 2020 is as follows (in thousands):

	December 31, 2021	December 31, 2020	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$18,136	31,730	(13,594)	(42.84)%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,546	2,389	157	6.57%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	308,177	209,471	98,706	47.12%
Debt securities, held-to-maturity, at cost	22,972	24,810	(1,838)	(7.41)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	5,203	5,203	—	—%
Loans, net	1,363,939	1,293,693	70,246	5.43%
Premises and equipment, net	35,385	35,376	9	0.03%
Operating lease right-of-use assets	6,357	6,274	83	1.32%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles, net	2,473	3,453	(980)	(28.38)%
Bank owned life insurance	43,224	42,149	1,075	2.55%
Interest receivable	7,999	8,337	(338)	(4.05)%
Other assets, net	21,246	17,027	4,219	24.78%
Total assets	$1,903,629	1,745,884	157,745	9.04%

LIABILITIES:
Deposits:
Non-interest-bearing	$501,531	455,073	46,458	10.21%
Interest-bearing	1,127,288	1,000,350	126,938	12.69%
Total deposits	1,628,819	1,455,423	173,396	11.91%
Long-term debt	10,000	22,000	(12,000)	(54.55)%
Operating leases liability	6,473	6,371	102	1.60%
Accrued interest and other liabilities	19,733	21,265	(1,532)	(7.20)%
Total liabilities	1,665,025	1,505,059	159,966	10.63%

TOTAL SHAREHOLDERS' EQUITY	238,604	240,825	(2,221)	(0.92)%
Total liabilities and shareholders' equity	$1,903,629	1,745,884	157,745	9.04%

Reasons for changes include:
•Debt securities, available-for-sale, increased due to purchase of new securities totaling $161.8 million. This increase was partially offset by sales of securities with a total book value of $20.9 million, maturities and calls of securities totaling $6.7 million, principal payments on mortgage-backed securities totaling $26.4 million, and decreases in fair values totaling $7.5 million.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•Net loans increased due to organic growth in the loan portfolio. Most of the growth occurred in the commercial real estate and residential real estate loan portfolios. Growth in the commercial and industrial loan portfolio was largely offset by forgiveness payments and other paydowns received on PPP loans.
•Core deposit and other intangibles decreased due to amortization of core deposit intangibles.
•Bank owned life insurance increased due to increases in the cash values of the policies. No new policies were purchased during 2021.
•Other assets increased primarily due to an additional $3.0 investment in Affordable Housing Tax Credit Limited Partnerships, an increase in prepaid expenses, and a temporary increase in a clearing account.
•Non-interest-bearing deposits and interest-bearing deposits have grown substantially since the start of the COVID-19 pandemic. Management believes the growth reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits and NOW and savings accounts have grown, while balances in IRA and time deposits have decreased. A $77.4 million increase in ICS reciprocal accounts deposited with LCNB also contributed to the increase. The increase in deposit balances was invested in loan growth, additional debt securities purchases, and was also used to pay off maturing long-term debt.
•Long-term debt decreased due to payoffs of matured debt. There were no new borrowings during 2021.
•Accrued interest and other liabilities decreased primarily due to a $1.6.million decrease in deferred federal income taxes on debt securities, reflective of fair value decreases during the year.
•Total shareholders' equity decreased primarily due to $8.3 million of treasury stock purchases during the year and to a $5.9 million decrease in accumulated other comprehensive income, net of taxes, caused by market-driven decreases in the fair value of LCNB's debt security investments. These decreases were partially offset by earnings retained during 2021.

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

Total remaining borrowing capacity with the Federal Home Loan Bank at December 31, 2021 was approximately $186.6 million. Additional borrowings of approximately $55.0 million were available through the line of credit arrangements at year-end.

Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. LCNB experienced no liquidity or operational problems as a result of current liquidity levels. Management believes LCNB has the ability to generate and obtain adequate amounts of liquidity to meet its requirements in the short and long-term.

Commitments to extend credit at December 31, 2021 totaled $290.7 million and are more fully described in Note 13 - Commitments and Contingent Liabilities to LCNB's consolidated financial statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides information concerning LCNB's commitments at December 31, 2021:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$90,558	90,558	—	—	—
Unused lines of credit	200,112	72,632	75,652	11,085	40,743
Standby letters of credit	5	5	—	—	—
Total	$290,675	163,195	75,652	11,085	40,743

Capital Resources

The Bank is required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. Information summarizing the regulatory capital of the Bank at December 31, 2021 and 2020 and corresponding regulatory minimum requirements is included in Note 14 - Regulatory Matters of the consolidated financial statements.

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

LCNB established an Ownership Incentive Plan during 2002 that allowed for stock-based awards to eligible employees.  Under the plan, awards could be in the form of stock options, share awards, and/or appreciation rights. The plan provided for the issuance of up to 200,000 shares, as restated for a stock dividend.  The plan expired on April 16, 2012, but outstanding unexercised options continued to be exercisable in accordance with their terms and the last of the options were exercised during 2021.

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

Critical Accounting Estimates

The accounting policies of LCNB conform to U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare LCNB’s financial statements and related disclosures may also change. The most significant accounting policies followed by LCNB are presented in Note 1 of the Notes to Consolidated Financial Statements included herein. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the items described below to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2021 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National and CFB.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis (IRSA) and Economic Value of Equity (EVE) analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2021 IRSA indicates that an increase in interest rates of 200 basis points or more will have a positive effect on net interest income and a 100 basis point increase or decrease in interest rates will have a negative effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 400	$63,544	3,530	5.88%
Up 300	62,268	2,254	3.76%
Up 200	61,021	1,007	1.68%
Up 100	59,781	(233)	(0.39)%
Base	60,014	—	—%
Down 100	57,972	(2,042)	(3.40)%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2021 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE for all shock levels and a 100 basis point decrease in interest rates would have a positive effect.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 400	$165,716	(32,467)	(16.38)%
Up 300	175,900	(22,283)	(11.24)%
Up 200	185,586	(12,597)	(6.36)%
Up 100	194,887	(3,296)	(1.66)%
Base	198,183	—	—%
Down 100	234,044	35,861	18.09%

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

LCNB CORP. AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
LCNB Corp.
Lebanon, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LCNB Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

LCNB CORP. AND SUBSIDIARIES

Allowance for Loan Losses

As described in Note 3 to the consolidated financial statements, the Company’s consolidated allowance for loan losses (ALL) was $5.5 million at December 31, 2021. The Company also describes in Note 1 of the consolidated financial statements the “Allowance for Loan Losses” accounting policy around this estimate. The ALL is an estimate of losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The determination of the ALL consists of general reserves on loans collectively evaluated for impairment and specific reserves on loans individually evaluated for impairment.

Historical loss rates are analyzed by segment and applied to loans collectively evaluated. Historical loss rates are adjusted for significant qualitative factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Current methodology used by management to estimate the allowance for loan losses takes into consideration such qualitative factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, historic categorical trends, current delinquency levels as related to historical levels, portfolio growth rates, changes in composition of the portfolio, the current economic environment, as well as current allowance adequacy in relation to the portfolio. The Company considers all of these factors prior to making any adjustments to the allowance due to the subjectivity and imprecision involved in allocation methodology. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The primary reason for our determination that the allowance for loan losses is a critical audit matter is that auditing the estimated allowance for loan losses involved significant judgment and complex review. There is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management’s assessment of economic conditions and other environmental factors including the impact of the COVID-19 pandemic on the loan portfolio, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:

•Testing the clerical and computational accuracy of the formulas and information utilized within the ALL model.

•Computing an independent calculation of an acceptable range and comparing it to the Company’s estimate.

•Evaluating the qualitative and environmental adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.

•Evaluating the relevance and reliability of data and assumptions.

•Testing of the loan review function and the accuracy of how loan grades are determined. Specifically, evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.

•Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.

•Evaluating credit quality indicators such as trends in delinquencies, nonaccruals, and charge-offs.

LCNB CORP. AND SUBSIDIARIES

•Evaluating the accuracy and completeness of disclosures in the consolidated financial statements.

/s/ BKD, LLP
BKD, LLP

We have served as the Company's auditor since 2014.

Cincinnati, Ohio
March 9, 2022

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2021	2020
ASSETS:
Cash and due from banks	$16,810	17,383
Interest-bearing demand deposits	1,326	14,347
Total cash and cash equivalents	18,136	31,730

Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,546	2,389
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	308,177	209,471
Debt securities, held-to-maturity, at cost	22,972	24,810
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	5,203	5,203
Loans, net	1,363,939	1,293,693
Premises and equipment, net	35,385	35,376
Operating lease right-of-use assets	6,357	6,274
Goodwill	59,221	59,221
Core deposit and other intangibles, net	2,473	3,453
Bank owned life insurance	43,224	42,149
Interest receivable	7,999	8,337
Other assets, net	21,246	17,027
TOTAL ASSETS	$1,903,629	1,745,884

LIABILITIES:
Deposits:
Non-interest-bearing	$501,531	455,073
Interest-bearing	1,127,288	1,000,350
Total deposits	1,628,819	1,455,423
Long-term debt	10,000	22,000
Operating lease liabilities	6,473	6,371
Accrued interest and other liabilities	19,733	21,265
TOTAL LIABILITIES	1,665,025	1,505,059

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value; authorized 19,000,000 shares at December 31, 2021 and 2020; issued 14,213,792 and 14,163,904 shares at December 31, 2021 and 2020, respectively; outstanding 12,414,956 and 12,858,325 at December 31, 2021 and 2020, respectively	143,130	142,443
Retained earnings	126,312	115,058
Treasury shares at cost, 1,798,836 and 1,305,579 shares at December 31, 2021 and 2020, respectively	(29,029)	(20,719)
Accumulated other comprehensive income (loss), net of taxes	(1,809)	4,043
TOTAL SHAREHOLDERS' EQUITY	238,604	240,825

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,903,629	1,745,884

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2021	2020	2019
INTEREST INCOME:
Interest and fees on loans	$56,142	59,267	59,009
Dividends on equity securities:
With a readily determinable fair value	51	54	62
Without a readily determinable fair value	21	37	65
Interest on debt securities:
Taxable	3,668	2,916	3,601
Non-taxable	864	1,027	1,677
Interest on interest-bearing time deposits	—	—	11
Other investments	431	479	769
TOTAL INTEREST INCOME	61,177	63,780	65,194

INTEREST EXPENSE:
Interest on deposits	3,578	6,634	9,526
Interest on short-term borrowings	6	7	227
Interest on long-term debt	469	921	1,035
TOTAL INTEREST EXPENSE	4,053	7,562	10,788
NET INTEREST INCOME	57,124	56,218	54,406
PROVISION (CREDIT) FOR LOAN LOSSES	(269)	2,014	207
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	57,393	54,204	54,199

NON-INTEREST INCOME:
Fiduciary income	6,674	5,009	4,354
Service charges and fees on deposit accounts	6,036	5,482	5,875
Net gains (losses) on sales of debt securities	303	221	(41)
Bank owned life insurance income	1,074	1,441	943
Net gains from sales of loans	852	2,297	328
Other operating income	1,293	1,291	889
TOTAL NON-INTEREST INCOME	16,232	15,741	12,348

NON-INTEREST EXPENSE:
Salaries and employee benefits	27,616	27,178	25,320
Equipment expenses	1,678	1,377	1,209
Occupancy expense, net	2,949	2,875	2,961
State financial institutions tax	1,758	1,708	1,669
Marketing	1,239	1,254	1,319
Amortization of intangibles	1,043	1,046	1,043
FDIC insurance premiums, net	492	256	225
ATM expense	1,416	1,028	580
Computer maintenance and supplies	1,213	1,107	1,094
Telephone expense	420	706	707
Contracted services	2,430	1,821	1,865
Merger-related expenses	—	—	114
Other non-interest expense	5,786	5,429	5,416
TOTAL NON-INTEREST EXPENSE	48,040	45,785	43,522

INCOME BEFORE INCOME TAXES	25,585	24,160	23,025
PROVISION FOR INCOME TAXES	4,611	4,085	4,113
NET INCOME	$20,974	20,075	18,912

Earnings per common share:
Basic	$1.66	1.55	1.44
Diluted	1.66	1.55	1.44
Weighted average common shares outstanding:
Basic	12,589,605	12,914,277	13,078,920
Diluted	12,589,613	12,914,584	13,082,893
The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,
(Dollars in thousands)

	2021	2020	2019
Net income	$20,974	20,075	18,912

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $(1,501), $975, and $1,450 for 2021, 2020, and 2019, respectively)	(5,645)	3,666	5,456

Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities included in net income (net of taxes of $64, $46, and $(9) for 2021, 2020 and 2019, respectively)	(239)	(175)	32

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of taxes of $9, $(33), and $(26) for 2021, 2020, and 2019, respectively)	32	(121)	(96)

Other comprehensive income (loss)	(5,852)	3,370	5,392

TOTAL COMPREHENSIVE INCOME	$15,122	23,445	24,304

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$(1,536)	4,348	857
Net unfunded liability for nonqualified pension plan	(273)	(305)	(184)
Balance at year-end	$(1,809)	4,043	673

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	13,295,276	$141,170	94,547	(12,013)	(4,719)	218,985
Net income	—	—	18,912	—	—	18,912
Other comprehensive income, net of taxes	—	—	—	—	5,392	5,392
Dividend Reinvestment and Stock Purchase Plan	25,629	446	—	—	—	446
Exercise of stock options	3,374	41	—	—	—	41
Repurchase of common stock	(400,000)	—	—	(6,834)	—	(6,834)
Compensation expense relating to restricted stock	12,504	134	—	—	—	134
Common stock dividends, $0.69 per share	—	—	(9,028)	—	—	(9,028)
Balance, December 31, 2019	12,936,783	141,791	104,431	(18,847)	673	228,048

Net income	—	—	20,075	—	—	20,075
Other comprehensive income, net of taxes	—	—	—	—	3,370	3,370
Dividend Reinvestment and Stock Purchase Plan	26,840	401	—	—	—	401
Exercise of stock options	9,593	114	—	—	—	114
Repurchase of common stock	(130,552)	—	—	(1,872)	—	(1,872)
Compensation expense relating to restricted stock	15,661	137	—	—	—	137
Common stock dividends, $0.73 per share	—	—	(9,448)	—	—	(9,448)
Balance, December 31, 2020	12,858,325	142,443	115,058	(20,719)	4,043	240,825

Net income	—	—	20,974	—	—	20,974
Other comprehensive loss, net of taxes	—	—	—	—	(5,852)	(5,852)
Dividend Reinvestment and Stock Purchase Plan	24,012	434	—	—	—	434
Exercise of stock options	311	4	—	—	—	4
Repurchase of common stock	(493,257)	—	—	(8,310)	—	(8,310)
Compensation expense relating to restricted stock	25,565	249	—	—	—	249
Common stock dividends, $0.77 per share	—	—	(9,720)	—	—	(9,720)
Balance, December 31, 2021	12,414,956	$143,130	126,312	(29,029)	(1,809)	238,604

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,974	20,075	18,912
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,612	2,234	3,244
Provision (credit) for loan losses	(269)	2,014	207
Deferred income tax provision	294	134	419
Increase in cash surrender value of bank owned life insurance	(1,074)	(1,124)	(943)
Bank owned life insurance death benefits in excess of cash surrender value	—	(317)	—
Realized and unrealized gains from equity securities, net	(141)	(675)	(264)
Realized (gain) loss from sales of debt securities available-for-sale	(303)	(221)	41
Realized gain from sales of premises and equipment, net	(6)	(53)	(1)
Realized (gain) loss from sale and impairment of other real estate owned and repossessed assets	—	(11)	44
Origination of mortgage loans for sale	(33,824)	(65,890)	(16,418)
Realized gains from sales of loans	(852)	(2,297)	(328)
Proceeds from sales of loans	34,268	67,467	16,590
Compensation expense related to restricted stock	249	137	134
Changes in:
Accrued income receivable	338	(4,573)	230
Other assets	(4,208)	(6,795)	(1,373)
Other liabilities	(237)	3,573	1,474
TOTAL ADJUSTMENTS	(3,153)	(6,397)	3,056
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	17,821	13,678	21,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	967	398
Proceeds from sales of debt securities, available-for-sale	21,235	8,786	84,521
Proceeds from maturities and calls of debt securities:
Available-for-sale	33,093	66,170	28,942
Held-to-maturity	4,285	5,297	10,766
Purchases of equity securities	(16)	(369)	(367)
Purchases of debt securities:
Available-for-sale	(161,786)	(102,920)	(47,270)
Held-to-maturity	(2,447)	(2,582)	(8,570)
Proceeds from maturities of interest-bearing time deposits	—	—	996
Proceeds from redemption of Federal Reserve Bank stock	—	—	1
Purchase of Federal Home Loan Bank stock	—	—	(358)
Net increase in loans	(67,649)	(54,196)	(44,093)
Purchase of bank owned life insurance	—	—	(12,000)
Proceeds from bank owned life insurance mortality benefits	—	958	—
Proceeds from sales of other real estate owned and repossessed assets	—	208	19
Purchases of premises and equipment	(1,940)	(2,791)	(3,934)
Proceeds from sales of premises and equipment	6	421	5
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(175,219)	(80,051)	9,056

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	173,396	107,143	47,361
Net decrease in short-term borrowings	—	—	(56,230)
Principal payments on long-term debt	(12,000)	(19,000)	(6,055)
Proceeds from issuance of common stock	434	401	446
Repurchase of common stock	(8,310)	(1,872)	(6,834)
Proceeds from exercise of stock options	4	114	41
Cash dividends paid on common stock	(9,720)	(9,448)	(9,028)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	143,804	77,338	(30,299)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,594)	10,965	725
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,730	20,765	20,040
CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,136	31,730	20,765

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31,
(Dollars in thousands)

	2021	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$4,228	7,809	10,480
Income taxes	3,665	3,811	3,471

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	—	—	17
Right-of-use assets obtained in exchange for lease obligations	801	1,388	5,775
 The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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

Certain prior period data presented in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on net income or shareholders' equity.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates that management has determined to be critical accounting estimates are more fully described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

Declines in the fair value of debt securities below their cost that are deemed to be other-than-temporarily impaired, and for which the Company does not intend to sell the securities and it is not more likely than not that the securities will be sold before the anticipated recovery of the impairment, are separated into losses related to credit factors and losses related to other factors.  The losses related to credit factors are recognized in earnings and losses related to other factors are recognized in other comprehensive income.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management determined that no such impairment adjustment was required to be made in the Company's Consolidated Statements of Income as of December 31, 2021, 2020, and 2019.

Equity securities with a readily determinable fair value are measured at fair value with changes in fair value recognized in net income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
December 31, 2021
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

LEASES
FASB Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," requires a lessee to recognize in the statement of financial position a liability to make lease payments ("the lease liability") and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A lessee shall classify a lease as a finance lease if it meets any of five designated criteria. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease. All leases entered into by LCNB through December 31, 2021 and 2020 are classified as operating leases. Lessees shall recognize a single lease cost on a straight-line basis over the lease term for operating leases. LCNB has adopted an accounting policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. Lease expense for such leases will generally be recognized on a straight-line basis over the lease term.

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

BANK OWNED LIFE INSURANCE
The Company has purchased life insurance policies on certain officers of the Company.  The Company is the beneficiary of these policies and has recorded the estimated cash surrender value in the Consolidated Balance Sheets.  Income on the policies, based on the increase in cash surrender value and any incremental death benefits, is included in non-interest income in the Consolidated Statements of Income.

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
December 31, 2021
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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items, including loans and debt securities, at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company did not select any financial instruments for the fair value election in 2021 or 2020.

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
December 31, 2021
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
December 31, 2021
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

LCNB has created a cross-functional CECL Committee, which reports to the Audit Committee, composed of members from the lending, Wealth Management, and finance departments. During 2017, the CECL Committee selected a vendor to assist in implementation of and ongoing compliance with the new requirements. It has completed analyzing its data collection efforts, selected a calculation model, analyzed its pool segmentation and reporting mechanisms, and has finished back testing in preparation for adoption of the new methodology. While the committee and management expect that implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, they continue to analyze modeling after studying the impacts that the most recent economic conditions presented due to the pandemic. As they adjust and finalize appropriate modeling, they are continuing to evaluate the modeling and its potential impact on LCNB's results of consolidated operations and financial position. The consolidated financial statement impact of this new standard cannot be reasonably estimated at this time; however, it is anticipated during 2022 that modeling adjustments should be complete after finalizing review of prepayment, curtailment, and forecasting assessments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of equity and debt securities at December 31 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2021
Debt Securities Available-for-Sale:
U.S. Treasury notes	$75,443	57	756	74,744
U.S. Agency notes	89,293	45	2,092	87,246
Corporate Bonds	5,200	70	118	5,152
U.S. Agency mortgage-backed securities	96,018	1,350	692	96,676
Municipal securities:
Non-taxable	8,959	125	18	9,066
Taxable	35,208	531	446	35,293
	$310,121	2,178	4,122	308,177

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$19,403	98	—	19,501
Taxable	3,569	21	4	3,586
	$22,972	119	4	23,087

2020
Debt Securities Available-for-Sale:
U.S. Treasury notes	$2,268	120	—	2,388
U.S. Agency notes	66,983	950	33	67,900
Corporate Bonds	1,200	—	21	1,179
U.S. Agency mortgage-backed securities	88,455	3,180	1	91,634
Municipal securities:
Non-taxable	12,651	282	—	12,933
Taxable	32,409	1,031	3	33,437
	$203,966	5,563	58	209,471

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$21,408	181	—	21,589
Taxable	3,402	6	37	3,371
	$24,810	187	37	24,960

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 2 - INVESTMENT SECURITIES (Continued)
Information concerning debt securities with gross unrealized losses at December 31, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2021
Available-for-Sale:
U.S. Treasury notes	$66,891	756		—
U.S. Agency notes	58,648	1,257	20,289	835
Corporate Bonds	3,898	102	484	16
U.S. Agency mortgage-backed securities	49,813	692	—	—
Municipal securities:
Non-taxable	1,020	18	—	—
Taxable	18,434	322	3,535	124
	$198,704	3,147	24,308	975

Held-to-Maturity:
Municipal securities:
Non-taxable	$46	—	—	—
Taxable	271	4	—	—
	$317	4	—	—

2020
Available-for-Sale:
U.S. Agency notes	$10,674	33	—	—
Corporate Bonds	679	21	—	—
U.S. Agency mortgage-backed securities	290	1	—	—
Municipal securities:
Non-taxable	38	—	—	—
Taxable	3,063	3	—	—
	$14,744	58	—	—

Held-to-Maturity:
Municipal securities:
Non-taxable	$1	—	—	—
Taxable	3,113	37	—	—
	$3,114	37	—	—

Management has determined that the unrealized losses at December 31, 2021 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because the Company does not have the intent to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 2 - INVESTMENT SECURITIES (Continued)
Contractual maturities of debt securities at December 31, 2021 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$5,971	5,993	1,867	1,876
Due from one to five years	80,780	80,181	4,960	4,969
Due from five to ten years	126,622	124,594	2,894	2,904
Due after ten years	730	733	13,251	13,338
	214,103	211,501	22,972	23,087
U.S. Agency mortgage-backed securities	96,018	96,676	—	—
	$310,121	308,177	22,972	23,087

Debt securities with a market value of $128,426,000 and $118,599,000 at December 31, 2021 and 2020, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of debt securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2021	2020	2019
Proceeds from sales	$21,235	8,786	84,521
Gross realized gains	365	221	228
Gross realized losses	62	—	269

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the Consolidated Statements of Income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at December 31, 2021 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at December 31 are summarized as follows (in thousands):

	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,410	1,379	1,395	1,402
Equity securities	778	1,167	778	987
Total equity securities with a readily determinable fair value	$2,188	2,546	2,173	2,389

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 2 - INVESTMENT SECURITIES (Continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the years ended December 31 was as follows (in thousands):

	2021	2020
Net gains recognized	$141	675
Less net realized gains on equity securities sold	—	658
Unrealized gains recognized and still held at period end	$141	17

NOTE 3 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2021	2020
Commercial and industrial	$101,598	99,596
Commercial, secured by real estate	887,679	842,209
Residential real estate	335,106	310,085
Consumer	34,291	37,052
Agricultural	10,649	10,116
Other loans, including deposit overdrafts	122	363
	1,369,445	1,299,421
Less allowance for loan losses	5,506	5,728
Loans-net	$1,363,939	1,293,693

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $961,000 and $1,135,000 at December 31, 2021 and 2020, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 3 - LOANS (Continued)

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (dollars in thousands):

	2021	2020
Non-accrual loans:
Commercial, secured by real estate	$1,182	2,458
Residential real estate	299	1,260
Total non-accrual loans	1,481	3,718
Past-due 90 days or more and still accruing	56	—
Total non-accrual and past-due 90 days or more and still accruing	1,537	3,718
Accruing restructured loans	2,622	5,176
Total	$4,159	8,894

Ratio of total non-accrual loans to total loans	0.11%	0.29%

Ratio of total non-accrual loans, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	0.30%	0.68%

Interest income that would have been recorded during 2021 and 2020 if loans on non-accrual status at December 31, 2021 and 2020 had been current and in accordance with their original terms was approximately $31,000 and $134,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 3 - LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2021
Allowance for loan losses:
Balance, beginning of year	$816	3,903	837	153	28	(9)	5,728
Provision (credit) charged to expenses	279	(375)	(190)	(45)	2	60	(269)
Losses charged off	—	(112)	(28)	(9)	—	(105)	(254)
Recoveries	—	191	46	6	—	58	301
Balance, end of year	$1,095	3,607	665	105	30	4	5,506

Individually evaluated for impairment	$5	11	9	—	—	—	25
Collectively evaluated for impairment	1,090	3,596	656	105	30	4	5,481
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$1,095	3,607	665	105	30	4	5,506

Loans:
Individually evaluated for impairment	$155	2,945	559	—	—	—	3,659
Collectively evaluated for impairment	101,355	883,122	333,384	34,291	10,649	122	1,362,923
Acquired credit impaired loans	88	1,612	1,163	—	—	—	2,863
Balance, end of year	$101,598	887,679	335,106	34,291	10,649	122	1,369,445

Ratio of net charge-offs to average loans	—%	(0.01)%	(0.01)%	0.01%	—%	16.24%	—%

2020
Allowance for loan losses:
Balance, beginning of year	$456	2,924	528	99	34	4	4,045
Provision (credit) charged to expenses	342	1,332	239	62	(6)	45	2,014
Losses charged off	(13)	(353)	(5)	(30)	—	(140)	(541)
Recoveries	31	—	75	22	—	82	210
Balance, end of year	$816	3,903	837	153	28	(9)	5,728

Individually evaluated for impairment	$8	17	27	—	—	—	52
Collectively evaluated for impairment	808	3,886	810	153	28	(9)	5,676
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$816	3,903	837	153	28	(9)	5,728

Loans:
Individually evaluated for impairment	$194	6,613	1,641	5	—	—	8,453
Collectively evaluated for impairment	99,040	833,548	306,138	37,047	10,116	179	1,286,068
Acquired credit impaired loans	362	2,048	2,306	—	—	184	4,900
Balance, end of year	$99,596	842,209	310,085	37,052	10,116	363	1,299,421

Ratio of net charge-offs to average loans	(0.02)%	0.04%	(0.02)%	0.02%	—%	10.83%	0.03%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 3 - LOANS (Continued)

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2019
Allowance for loan losses:
Balance, beginning of year	$400	2,745	767	87	46	1	4,046
Provision (credit) charged to expenses	103	266	(264)	4	(12)	110	207
Losses charged off	(47)	(143)	(272)	(24)	—	(181)	(667)
Recoveries	—	56	297	32	—	74	459
Balance, end of year	$456	2,924	528	99	34	4	4,045

Individually evaluated for impairment	$6	272	17	—	—	—	295
Collectively evaluated for impairment	450	2,652	511	99	34	4	3,750
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$456	2,924	528	99	34	4	4,045

Ratio of net charge-offs to average loans	0.06%	0.01%	(0.01)%	(0.04)%	—%	18.57%	0.02%

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

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Eligible borrowers could apply for a First Draw or a Second Draw PPP Loan prior to the program ending on May 31, 2021. PPP loans made by LCNB have a maturity of two years if issued prior to June 5, 2020 and five years if issued on or after June 5, 2020. The loans have an interest rate of 1%. In addition, the SBA paid originating lenders processing fees based on the size of the loan. A borrower who meets certain requirements can request loan forgiveness from the SBA. If loan forgiveness is granted, the SBA will forward the forgiveness amount to the lender. LCNB originated 316 PPP loans with original balances totaling $45.5 million during 2020 and originated an additional 358 loans with original balances totaling $38.3 million during the first half of 2021. The outstanding balance at December 31, 2021 was $6.9 million.

Commercial, Secured by Real Estate Loans.  Commercial real estate loans include loans secured by a variety of commercial, retail and office buildings, religious facilities, hotels, multifamily (more than four-family) residential properties, construction and land development loans, and other land loans. Mortgage loans secured by owner-occupied agricultural property are included in this category.  Commercial real estate loan products generally amortize over five to twenty-five years and are payable in monthly principal and interest installments.  Some have balloon payments due within one to ten years after the origination date.  The majority have adjustable interest rates with adjustment periods ranging from one to ten years, some of which are subject to established “floor” interest rates.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 3 - LOANS (Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 3 - LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
2021
Commercial & industrial	$98,694	2,757	147	—	101,598
Commercial, secured by real estate	851,709	22,336	13,634	—	887,679
Residential real estate	332,962	—	2,144	—	335,106
Consumer	34,281	—	10	—	34,291
Agricultural	10,649	—	—	—	10,649
Other	122	—	—	—	122
Total	$1,328,417	25,093	15,935	—	1,369,445

2020
Commercial & industrial	$97,391	—	2,205	—	99,596
Commercial, secured by real estate	811,558	9,279	21,372	—	842,209
Residential real estate	306,092	1,005	2,988	—	310,085
Consumer	37,050	—	2	—	37,052
Agricultural	10,116	—	—	—	10,116
Other	363	—	—	—	363
Total	$1,262,570	10,284	26,567	—	1,299,421

LCNB evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 3 - LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
2021
Commercial & industrial	$—	—	—	—	101,598	101,598	—
Commercial, secured by real estate	181	—	784	965	886,714	887,679	—
Residential real estate	1,130	1	109	1,240	333,866	335,106	51
Consumer	22	5	5	32	34,259	34,291	5
Agricultural	—	—	—	—	10,649	10,649	—
Other	122	—	—	122	—	122	—
Total	$1,455	6	898	2,359	1,367,086	1,369,445	56

2020
Commercial & industrial	$—	—	—	—	99,596	99,596	—
Commercial, secured by real estate	16	—	1,476	1,492	840,717	842,209	—
Residential real estate	497	219	675	1,391	308,694	310,085	—
Consumer	4	1	—	5	37,047	37,052	—
Agricultural	—	—	—	—	10,116	10,116	—
Other	60	—	—	60	303	363	—
Total	$577	220	2,151	2,948	1,296,473	1,299,421	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 3 - LOANS (Continued)

Impaired loans, including acquired credit impaired loans, for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2021
With no related allowance recorded:
Commercial & industrial	$88	316	—	236	83
Commercial, secured by real estate	3,897	4,736	—	5,978	411
Residential real estate	1,501	1,857	—	2,553	227
Consumer	—	—	—	1	—
Agricultural	—	—	—	—	—
Other	—	—	—	144	127
Total	$5,486	6,909	—	8,912	848

With an allowance recorded:
Commercial & industrial	$155	160	5	175	10
Commercial, secured by real estate	660	660	11	674	36
Residential real estate	221	221	9	230	13
Consumer	—	—	—	—	—
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,036	1,041	25	1,079	59

Total:
Commercial & industrial	$243	476	5	411	93
Commercial, secured by real estate	4,557	5,396	11	6,652	447
Residential real estate	1,722	2,078	9	2,783	240
Consumer	—	—	—	1	—
Agricultural	—	—	—	—	—
Other	—	—	—	144	127
Total	$6,522	7,950	25	9,991	907

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 3 - LOANS (Continued)

	Average Recorded Investment	Interest Income Recognized
2019
With no related allowance recorded:
Commercial & industrial	$836	83
Commercial, secured by real estate	12,748	1,213
Residential real estate	3,704	311
Consumer	12	1
Agricultural	—	—
Other	310	35
Total	$17,610	1,643

With an allowance recorded:
Commercial & industrial	$247	15
Commercial, secured by real estate	2,513	64
Residential real estate	528	35
Consumer	20	1
Agricultural	—	—
Other	—	—
Total	$3,308	115

Total:
Commercial & industrial	$1,083	98
Commercial, secured by real estate	15,261	1,277
Residential real estate	4,232	346
Consumer	32	2
Agricultural	—	—
Other	310	35
Total	$20,918	1,758

Of the interest income recognized on impaired loans during 2021, 2020, and 2019, approximately $37,000, $34,000, and $42,000, respectively, were recognized on a cash basis. The Company continued to accrue interest on certain loans classified as impaired during 2021, 2020, and 2019 because they were restructured or considered well secured and in the process of collection.

From time to time, the terms of certain loans are modified as troubled debt restructurings ("TDRs") where concessions are granted to borrowers experiencing financial difficulties. The modification of the terms of such loans may have included one, or a combination, of the following: a temporary or permanent reduction of the stated interest rate of the loan, an increase in the stated rate of interest lower than the current market rate for new debt with similar risk, forgiveness of principal, an extension of the maturity date, or a change in the payment terms.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 3 - LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2021			2020
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	—	$—	$—	1	$5	$4
Commercial, secured by real estate	—	—	—	1	1,525	1,525
Residential real estate	3	97	101	1	14	14
Consumer	—	—	—	—	—	—
Totals	3	$97	$101	3	$1,544	$1,543

Post-modification balances of newly restructured troubled debt by type of modification for the years ended December 31 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
2021
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	32	—	—	—	69	101
Consumer	—	—	—	—	—	—
Total	$32	—	—	—	69	101

2020
Commercial & industrial	$—	—	—	—	4	4
Commercial, secured by real estate	—	—	—	—	1,525	1,525
Residential real estate	—	—	—	—	14	14
Consumer	—	—	—	—	—	—
Total	$—	—	—	—	1,543	1,543

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the years ended December 31, 2021, 2020, or 2019.

All troubled debt restructurings are considered impaired loans. The allowance for loan loss on such restructured loans is based on the present value of future expected cash flows.

Information concerning the post-modification balances of loans that were modified during the year ended December 31 and that were determined to be troubled debt restructurings follows (in thousands):

	2021	2020
Impaired loans without a valuation allowance at the end of the period	101	4
Impaired loans with a valuation allowance at the end of the period	—	1,539

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

No loans remained on modified terms under the guidance of Section 4013 at December 31, 2021 and the carrying value of such loans was $19,023,000 at December 31, 2020. No loans remained on modified terms under the guidance of the revised interagency statement at December 31, 2021 and such loans totaled $1,553,000 at December 31, 2020.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying Consolidated Balance Sheets.  The unpaid principal balances of those loans at December 31, 2021 and 2020 were approximately $149,382,000 and $137,188,000, respectively.

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

	2021	2020	2019
Balance, beginning of year	$976	483	475
Amount capitalized to mortgage servicing rights	409	719	156
Amortization of mortgage servicing rights	(346)	(226)	(148)
Balance, end of year	$1,039	976	483

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)
NOTE 4 - ACQUIRED CREDIT IMPAIRED LOANS

The following table provides, as of December 31, the major classifications of loans acquired that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	2021	2020
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$1	1
Commercial, secured by real estate	—	—
Residential real estate	398	449
Other loans, including deposit overdrafts	—	—
Total	$399	450

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$—	249
Commercial, secured by real estate	310	601
Residential real estate	463	595
Other loans, including deposit overdrafts	—	184
Total	$773	1,629

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	688	780
Residential real estate	51	85
Other loans, including deposit overdrafts	—	—
Total	$739	865

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$87	112
Commercial, secured by real estate	614	667
Residential real estate	251	1,177
Other loans, including deposit overdrafts	—	—
Total	$952	1,956

Total
Commercial & industrial	$88	362
Commercial, secured by real estate	1,612	2,048
Residential real estate	1,163	2,306
Other loans, including deposit overdrafts	—	184
Total	$2,863	4,900

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 4 - ACQUIRED CREDIT IMPAIRED LOANS (continued)
The following table provides the outstanding balance and related carrying amount for acquired impaired loans at December 31 (in thousands):

	2021	2020
Outstanding balance	$3,769	6,128
Carrying amount	2,863	4,900

Activity during 2021 and 2020 for the accretable discount related to acquired impaired loans is as follows (in thousands):

	2021	2020
Accretable discount, beginning of year	$182	480
Reclass from nonaccretable discount to accretable discount	266	401
Less accretion	(332)	(699)
Accretable discount, end of year	$116	182

NOTE 5 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in other assets in the Consolidated Balance Sheets.  Changes in other real estate owned were as follows (in thousands):

	2021	2020
Balance, beginning of year	$—	197
Reductions due to sales	—	(197)
Balance, end of year	$—	—

The total recorded investment in residential consumer mortgage loans secured by residential real estate that was in the process of foreclosure at December 31, 2021 was $58,000.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2021	2020
Land	$8,512	7,933
Buildings	31,296	30,789
Equipment	17,272	16,431
Construction in progress	4,100	4,421
Total	61,180	59,574
Less accumulated depreciation	25,795	24,198
Premises and equipment, net	$35,385	35,376

Depreciation charged to expense was $1,931,000 in 2021, $1,834,000 in 2020, and $1,770,000 in 2019.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 7 - LEASES

LCNB has capitalized operating leases for its Union Village, Barron Street, and Worthington offices, for the land at its Oxford and Oakwood offices, for certain office equipment, and for its ATMs. The Oakwood lease has a remaining term of fifteen years with options to renew for six additional periods of five years each. The Oxford lease has a remaining term of thirty-eight years with no renewal options. The other leases have remaining terms of less than one year up to nine years, some of which contain options to renew the leases for additional five years periods.

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

Lease expenses for offices are included in the Consolidated Statements of Income in occupancy expense, net and lease expenses for equipment and ATMs are included in equipment expenses. Components of lease expense for the years ended December 31 are as follows (in thousands):

	2021	2020
Operating lease expense	$840	666
Short-term lease expense	48	48
Variable lease expense	4	10
Other	10	7
Total lease expense	$902	731

Other information related to leases at December 31, 2021 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$757
Right-of-use assets obtained in exchange for new operating lease liabilities	$801
Weighted average remaining lease term in years for operating leases	32.9
Weighted average discount rate for operating leases	3.4%

Future payments due under operating leases as of December 31, 2021 are as follows (in thousands):

2022	$598
2023	574
2024	577
2025	398
2026	256
Thereafter	10,226
12,629
Less effects of discounting	6,156
Operating lease liabilities recognized	$6,473

Rental expense for all leased branches and equipment was approximately $902,000 in 2021, $731,000 in 2020, and $627,000 in 2019.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Balance, beginning of year	$59,221	59,221
Additions from acquisitions	—	—
Balance, end of year	$59,221	59,221

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

Other intangible assets in the Consolidated Balance Sheets at December 31 were as follows (in thousands):

	2021			2020
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$8,544	7,110	1,434	8,544	6,067	2,477
Mortgage servicing rights	2,323	1,284	1,039	1,938	962	976
Total	$10,867	8,394	2,473	10,482	7,029	3,453

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2021 is as follows (in thousands):

2022	$597
2023	544
2024	422
2025	222
2026	46

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

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

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2021	2020
Affordable housing tax credit investment	$14,950	12,000
Less amortization	2,126	1,320
Net affordable housing tax credit investment	$12,824	10,680

Unfunded commitment	$8,655	8,237

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the Consolidated Balance Sheets.

LCNB expects to fund the unfunded commitment over thirteen years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2021	2020	2019
Tax credits and other tax benefits recognized	$995	612	387
Tax credit amortization expense included in provision for income taxes	806	510	318
NOTE 10 - TIME DEPOSITS

Contractual maturities of time deposits at December 31, 2021 were as follows (in thousands):

2022	$121,807
2023	43,286
2024	4,484
2025	7,956
2026	9,045
Thereafter	6,864
$193,442

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2021 and 2020 was $25,123,000 and $35,584,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 11 - BORROWINGS

Funds borrowed from the FHLB at December 31 by year of maturity were as follows (dollars in thousands):

	2021		2020
	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
Maturing within one year	5,000	2.97%	12,000	2.42%
Maturing one year through two years	5,000	3.02%	5,000	2.97%
Maturing two years through three years	—	—%	5,000	3.02%
Total	$10,000	3.00%	$22,000	2.68%

All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $303 million and $276 million at December 31, 2021 and 2020, respectively.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2021 was approximately $186.6 million.

At December 31, 2021, the Company had short-term borrowing arrangements with two financial institutions and the FHLB of Cincinnati.  The first arrangement is a short-term line of credit for a maximum amount of $25 million at the interest rate in effect at the time of the borrowing.  The second arrangement is a short-term line of credit for a maximum amount of $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. There were no outstanding short-term borrowings as of December 31, 2021 or 2020.

Under the terms of a REPO Based Advance program with the FHLB, the Company can borrow up to $81.8 million in short-term advances, subject to total remaining borrowing capacity limitations. The Company can select terms ranging from one day to one year. The interest rate is the published rate in effect at the time of the advance. This agreement expired on February 11, 2022 and was renewed for another year.

NOTE 12 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2021	2020	2019
Income taxes currently payable	$4,317	3,951	3,694
Deferred income tax provision	294	134	419
Provision for income taxes	$4,611	4,085	4,113

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from -
Tax exempt interest	(0.7)%	(0.9)%	(1.4)%
Tax exempt income on bank owned life insurance	(0.9)%	(1.3)%	(0.9)%
Captive insurance premium income	(0.8)%	(0.8)%	(0.8)%
Tax benefit from certain provisions of the CARES Act	—%	(0.8)%	—%
Other – net	(0.6)%	(0.3)%	—%
Effective tax rate	18.0%	16.9%	17.9%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 12 - INCOME TAXES (continued)

Deferred tax assets and liabilities, included in the Consolidated Balance Sheets with accrued interest and other liabilities in 2021 and 2020, consist of the following at December 31 (in thousands):

	2021	2020
Deferred tax assets:
Allowance for loan losses	$1,156	1,203
Net unrealized losses on investment securities available-for-sale	408	—
Fair value adjustment on loans acquired from mergers	103	196
Deferred compensation	630	667
Minimum pension liability	73	81
Operating lease right-of-use assets	1,359	1,338
Other	96	245
	3,825	3,730
Deferred tax liabilities:
Depreciation of premises and equipment	(1,595)	(1,673)
Net unrealized gains on investment securities available-for-sale	—	(1,156)
Amortization of intangibles	(1,518)	(1,512)
Prepaid expenses	(323)	(283)
FHLB stock dividends	(216)	(216)
Operating lease liabilities	(1,359)	(1,338)
	(5,011)	(6,178)
Net deferred tax liabilities	$(1,186)	(2,448)

As of December 31, 2021 and 2020 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the Consolidated Statements of Income for the three-year period ended December 31, 2021.

The Company is no longer subject to examination by federal tax authorities for years before 2018.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2021	2020
Commitments to extend credit:
Commercial loans	$82,578	24,581
Other loans:
Fixed rate	5,196	14,668
Adjustable rate	2,784	4,386
Unused lines of credit:
Fixed rate	32,655	24,205
Adjustable rate	150,746	133,073
Unused overdraft protection amounts on demand and NOW accounts	16,711	16,471
Standby letters of credit	5	243
	$290,675	217,627

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

Capital expenditures include: the construction or acquisition of new office buildings; improvements to LCNB's offices; purchases of furniture and equipment; and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of December 31, 2021 were not material.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 14 - REGULATORY MATTERS AND IMPACT ON PAYMENT OF DIVIDENDS

The Federal Reserve Act requires depository institutions to maintain cash reserves with the Federal Reserve Bank.  In 2021 and 2020, the Bank maintained average reserve balances of $15,121,000 and $20,907,000, respectively.  The reserve balances at December 31, 2021 and 2020 were $2,482,000 and $16,153,000, respectively.

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2022, the restrictions generally limit dividends to the aggregate of net income for the year 2022 plus the net earnings retained for 2021 and 2020.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2021, approximately $16,145,000 of the Bank’s earnings retained was available for dividends in 2022 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. It could be used beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the December 31, 2021 or 2020 regulatory capital calculations.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 14 - REGULATORY MATTERS AND IMPACT ON PAYMENT OF DIVIDENDS (continued)

A summary of the regulatory capital of the Bank at December 31 follows (dollars in thousands):

	2021	2020
Regulatory Capital:
Shareholders' equity	$234,451	234,092
Goodwill and other intangible assets	(60,655)	(61,698)
Accumulated other comprehensive (income) loss	1,809	(4,043)
Tier 1 risk-based capital	175,605	168,351
Eligible allowance for loan losses	5,506	5,728
Total risk-based capital	$181,111	174,079
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.25%	12.48%
Tier 1 capital to risk-weighted assets	12.25%	12.48%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	12.64%	12.91%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	9.58%	10.06%

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) for 2021 and 2020 were as follows (in thousands):

	2021			2020
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Balance at beginning of year	$4,348	(305)	4,043	857	(184)	673
Before reclassifications	(5,645)	32	(5,613)	3,666	(121)	3,545
Reclassifications	(239)	—	(239)	(175)	—	(175)
Balance at end of year	$(1,536)	(273)	(1,809)	4,348	(305)	4,043

Reclassifications out of accumulated other comprehensive income (loss) during 2021 and 2020 and the affected line items in the Consolidated Statements of Income were as follows (in thousands):

	2021	2020	Affected Line Item in the Consolidated Statements of Income
Net gains (losses) on sales of debt securities	$303	221	Net gains (losses) on sales of debt securities
Less provision (benefit) for income taxes	64	46	Provision for income taxes
Reclassification adjustment, net of taxes	$239	175

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

The plan is at least 80% funded as of July 1, 2021 and 2020.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan. The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the Consolidated Statements of Income for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
Qualified noncontributory defined benefit retirement plan	$1,178	1,111	1,039
401(k) plan	610	590	524

The Company expects a minimum contribution of $187,000 to the qualified noncontributory defined benefit retirement plan in 2022.

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2021 and 2020, the amount of the liability for this plan was, respectively, $128,000 and $182,000, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2021 and 2020 was $3,002,000 and $3,176,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 16 - RETIREMENT PLANS (continued)

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2021 and 2020 is $798,000 and $901,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.0% in 2021 and 5.2% in 2020. There were no service costs associated with the plans for 2021, 2020, or 2019.  Interest costs were $42,000, $48,000, and $52,000 for 2021, 2020, and 2019, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2021	2020	2019
Service cost	$—	—	—
Interest cost	52	63	77
Amortization of unrecognized (gain) loss	8	2	—
Net periodic pension cost	$60	65	77

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2021	2020	2019
Projected benefit obligation at beginning of year	$2,124	2,045	1,900
Service cost	—	—	—
Interest cost	52	63	77
Actuarial (gain) or loss	(33)	155	122
Benefits paid	(144)	(139)	(54)
Projected benefit obligation at end of year	$1,999	2,124	2,045

Projected benefit obligations for the nonqualified defined benefit retirement plan are included in other liabilities in the Consolidated Balance Sheets.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2021 and 2020 was $1,999,000 and $2,124,000, respectively.

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2021	2020	2019
Net actuarial (gain) or loss	$(32)	122	184

The estimated unrecognized net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2022 for the nonqualified defined benefit retirement plan is $8,000.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 16 - RETIREMENT PLANS (continued)

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2021	2020	2019
Benefit obligation:
Discount rate	2.83%	2.52%	3.22%
Salary increase rate	—%	—%	—%

Net periodic pension cost:
Discount rate	2.52%	3.22%	4.22%
Salary increase rate	—%	—%	2.00%
Amortization period in years	20.16	21.24	1.00

The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2022.  Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2021 are (in thousands):

2022	$144
2023	144
2024	144
2025	144
2026	143
2027-2031	669

NOTE 17 - STOCK-BASED COMPENSATION

LCNB established an Ownership Incentive Plan (the "2002 Plan") during 2002 that allowed for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards were in the form of stock options, share awards, and/or appreciation rights.  The 2002 Plan provided for the issuance of up to 200,000 shares. The 2002 Plan expired on April 16, 2012. Any outstanding unexercised options, however, continued to be exercisable in accordance with their terms and the last of the options were exercised during 2021.

The 2015 Ownership Incentive Plan (the "2015 Plan") was approved by LCNB's shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of LCNB's Board of Directors ("Compensation Committee"). Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2015 Plan provides for the issuance of up to 450,000 shares of common stock. The 2015 Plan will terminate on April 28, 2025 and is subject to earlier termination by the Compensation Committee.

Stock-based awards may be in the form of treasury shares or newly issued shares.

LCNB has not granted stock options since 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 17 - STOCK-BASED COMPENSATION (continued)

The following table summarizes stock option activity for the years indicated:

	2021			2020			2019
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at January 1,	311	$12.60		9,904	$11.96		13,278	$11.98
Exercised	(311)	12.60		(9,593)	11.94		(3,374)	12.05
Expired	—	—		—	—		—	—
Outstanding at December 31,	—	$—	$—	311	$12.60	$—	9,904	$11.96	$73
Exercisable at December 31,	—	$—	$—	311	$12.60	$—	9,904	$11.96	$73
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the years indicated (in thousands):

	2021	2020	2019
Intrinsic value of options exercised	$1	46	20
Cash received from options exercised	4	114	41
Tax benefit realized from options exercised	—	5	3

Compensation costs related to option awards were recognized in full during the first quarter 2017.

Restricted stock awards granted under the 2015 Plan were as follows:

	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	28,596	$17.42	17,752	$18.03	16,958	$18.94
Granted	26,321	16.85	19,211	16.87	12,504	16.95
Vested	(9,649)	17.49	(4,817)	17.83	(11,710)	18.19
Forfeited	(756)	16.86	(3,550)	16.9	—	—
Outstanding at December 31,	44,512	$17.08	28,596	$17.42	17,752	$18.03

Total expense related to restricted stock awards included in salaries and wages in the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019 was $249,000, $137,000, and $134,000 respectively. The related tax benefit for the years ended December 31, 2021, 2020, and 2019 was $52,000, $29,000, and $28,000, respectively. Unrecognized compensation expense for restricted stock awards was $605,000 at December 31, 2021 and is expected to be recognized over a period of 4.2 years.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2021	2020	2019
Net income	$20,974	20,075	18,912
Less allocation of earnings and dividends to participating securities	75	45	31
Net income allocated to common shareholders	$20,899	20,030	18,881

Weighted average common shares outstanding, gross	12,635,013	12,943,622	13,100,161
Less average participating securities	45,408	29,345	21,241
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	12,589,605	12,914,277	13,078,920
Add dilutive effect of:
Stock options	8	307	3,973
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	12,589,613	12,914,584	13,082,893

Earnings per common share:
Basic	$1.66	1.55	1.44
Diluted	1.66	1.55	1.44

There were no anti-dilutive stock options outstanding at December 31, 2021 or 2020.

NOTE 19 - RELATED PARTY TRANSACTIONS

LCNB has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2021	2020
Beginning balance	$2,929	2,380
New loans and advances	250	1,139
Change in composition of related parties	(413)	—
Reductions	(641)	(590)
Ending Balance	$2,125	2,929
Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2021 and 2020 amounted to $3,373,000 and $3,526,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

Assets Recorded at Fair Value on a Nonrecurring Basis
Assets that may be recorded at fair value on a nonrecurring basis include impaired loans.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2021
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,167	1,167	—	—
Mutual funds	51	51	—	—
Mutual funds measured at net asset value	1,328	1,328	—	—

Debt securities available-for-sale:
U.S. Treasury notes	74,744	74,744	—	—
U.S. Agency notes	87,246	—	87,246	—
Corporate bonds	5,152	—	5,152	—
U.S. Agency mortgage-backed securities	96,676	—	96,676	—
Municipal securities:
Non-taxable	9,066	—	9,066	—
Taxable	35,293	—	35,293	—
Total recurring fair value measurements	$310,723	77,290	233,433	—

Nonrecurring fair value measurements:
Impaired loans	$1,011	—	—	1,011
Total nonrecurring fair value measurements	$1,011	—	—	1,011

2020
Recurring fair value measurement:
Equity securities with a readily determinable fair value:
Equity securities	$987	987	—	—
Mutual funds	50	50	—	—
Mutual funds measured at net asset value	1,352	1,352	—	—

Debt securities available-for-sale:
U.S. Treasury notes	2,388	2,388	—	—
U.S. Agency notes	67,900	—	67,900	—
Corporate bonds	1,179	—	1,179	—
U.S. Agency mortgage-backed securities	91,634	—	91,634	—
Municipal securities:
Non-taxable	12,933	—	12,933	—
Taxable	33,437	—	33,437	—
Total recurring fair value measurements	$211,860	4,777	207,083	—

Nonrecurring fair value measurements:
Impaired loans	$3,439	—	—	3,439
Total nonrecurring fair value measurements	$3,439	—	—	3,439

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2021 and 2020 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2021
Impaired loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	1,011	Discounted cash flows	Discount rate	8.25%	4.00%	6.07%

2020
Impaired loans	$1,352	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	2,087	Discounted cash flows	Discount rate	8.25%	4.00%	4.74%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2021
FINANCIAL ASSETS:
Cash and cash equivalents	$18,136	18,136	18,136	—	—
Debt securities, held-to-maturity	22,972	23,087	—	—	23,087
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,363,939	1,333,840	—	—	1,333,840
Accrued interest receivable	7,999	7,999	—	7,999	—

FINANCIAL LIABILITIES:
Deposits	1,628,819	1,630,158	1,435,487	194,671	—
Long-term debt	10,000	10,292	—	10,292	—
Accrued interest payable	277	277	—	277	—

2020
FINANCIAL ASSETS:
Cash and cash equivalents	$31,730	31,730	31,730	—	—
Debt securities, held-to-maturity	24,810	24,960	—	—	24,960
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,293,693	1,252,642	—	—	1,252,642
Accrued interest receivable	8,337	8,337	—	8,337	—

FINANCIAL LIABILITIES:
Deposits	1,455,423	1,458,413	1,212,903	245,510	—
Long-term debt	22,000	22,595	—	22,595	—
Accrued interest payable	452	452	—	452	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at December 31, 2021 and 2020.

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
.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., parent company only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2021	2020
Assets:
Cash on deposit with subsidiary	$657	3,648
Cash on deposit with unrelated depository institution	451	175
Equity securities, at fair value	1,156	1,001
Investment in subsidiaries	236,401	235,857
Other assets	180	164
Total assets	$238,845	240,845

Liabilities	$241	20

Shareholders' equity	238,604	240,825
Total liabilities and shareholders' equity	$238,845	240,845

Condensed Statements of Income
Year ended December 31,	2021	2020	2019
Income:
Dividends from subsidiaries	$15,820	12,070	18,300
Interest and dividends	34	29	31
Other income	155	147	215
Total income	16,009	12,246	18,546

Total expenses	1,764	1,326	1,369

Income before income tax expense/benefit and equity in undistributed income of subsidiaries	14,245	10,920	17,177
Income tax benefit	(333)	(404)	(222)
Equity in undistributed income of subsidiaries	6,396	8,751	1,513
Net income	$20,974	20,075	18,912

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Continued)
NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income	$20,974	20,075	18,912
Adjustments for non-cash items -
Increase in undistributed income of subsidiaries	(6,396)	(8,751)	(1,513)
Other, net	299	(88)	476
Net cash flows provided by operating activities	14,877	11,236	17,875

Cash flows from investing activities:
Purchases of equity securities	—	(346)	(337)
Proceeds from sales of equity securities	—	463	397
Net cash flows provided by (used in) investing activities	—	117	60

Cash flows from financing activities:
Proceeds from issuance of common stock	434	401	446
Payments to repurchase common stock	(8,310)	(1,872)	(6,834)
Cash dividends paid on common stock	(9,720)	(9,448)	(9,028)
Other	4	114	41
Net cash flows used in financing activities	(17,592)	(10,805)	(15,375)
Net change in cash	(2,715)	548	2,560
Cash at beginning of year	3,823	3,275	715
Cash at end of year	$1,108	3,823	3,275

NOTE 22 - SUBSEQUENT EVENTS
On February 8, 2022, the Board of Directors of LCNB Corp. approved, and LCNB Corp. entered into, a revolving line of credit pursuant to a Business Loan Agreement, dated February 8, 2022 (the “Business Loan Agreement”) with Bankers’ Bank (“Lender”), pursuant to which Lender agreed to lend up to $20,000,000 through a revolving line of credit (the “Line of Credit”). The Line of Credit is unsecured, has a 12 month term, and a maturity date of February 8, 2023. Amounts outstanding on the Line of Credit bear interest at a per annum rate equal to the Wall Street Journal Prime Rate minus 0.25%. There is no prepayment penalty associated with the Line of Credit.

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

Management assessed LCNB’s internal controls as of December 31, 2021, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, LCNB’s internal control over financial reporting met the criteria.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2021, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement (the “Proxy Statement”) included in the Notice of Annual Meeting of Shareholders to be held April 26, 2022, which will be filed no later than 120 days from the end of the fiscal year ended December 31, 2021, are incorporated by reference into Part III.

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

Item 11. Executive Compensation

The information contained in the Proxy Statement under the captions "Board of Directors Meetings and Committees," "Compensation Committee Interlocks and Insider Participation," "Equity Compensation Plan Information," "Compensation of Executive Officers," and "Compensation Committee Report on Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Proxy Statement under the captions "Market Price of Stock and Dividend Data" and "Voting Securities and Principal Holders" is incorporated herein by reference.

LCNB established an Ownership Incentive Plan (the "2002 Plan") during 2002 that allowed for the issuance of up to 200,000 shares of stock-based awards to eligible employees, as determined by the Board of Directors.  The awards could be in the form of stock options, share awards, and/or appreciation rights.   The 2002 Plan expired on April 16, 2012. Outstanding, unexercised options continued to be exercisable in accordance with their terms and the last of the options were exercised during 2021.

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

LCNB CORP. AND SUBSIDIARIES

The following table shows information relating to stock options outstanding under the 2002 Plan and 2015 Plan at December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2002 Plan	—	$—	—
2015 Plan	—	—	361,265
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	361,265

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 686)
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021, 2020, and 2019.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2021, 2020, and 2019.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019.
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

3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
4.1	Description of Registrant's Securities - Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2019, Exhibit 4.1.
10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292).
10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.5	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.7	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.
10.8	Form of Business Loan Agreement between LCNB Corp. and Bankers' Bank - incorporated by reference to Registrant's Current Report on Form 8-K filed on February 14, 2022, Exhibit 10.1.
14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2018, Exhibit 14.1.

21	LCNB Corp. subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Eric J. Meilstrup
Eric J. Meilstrup, President & Chief Executive Officer
March 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Eric J. Meilstrup	/s/ Robert C. Haines II
Eric J. Meilstrup, President, Chief Executive	Robert C. Haines II, Executive Vice President
Officer & Director	& Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
March 9, 2022	March 9, 2022

/s/ Spencer S. Cropper	/s/ Michael J Johrendt
Spencer S. Cropper	Michael J. Johrendt, Director
Chairman of the Board of Directors	March 9, 2022
March 9, 2022

/s/ Mary E. Bradford	/s/ William H. Kaufman
Mary E Bradford, Director	William H. Kaufman, Director
March 9, 2022	March 9, 2022

/s/ Steve P. Foster	/s/ Anne E. Krehbiel
Steve P. Foster, Director	Anne E. Krehbiel, Director
March 9, 2022	March 9, 2022

/s/ William G. Huddle	/s/ Takeitha W. Lawson
William G. Huddle, Director	Takeitha W. Lawson, Director
March 9, 2022	March 9, 2022

/s/ Craig M. Johnson	/s/ Stephen P. Wilson
Craig M. Johnson, Director	Stephen P. Wilson, Director
March 9, 2022	March 9, 2022