Form 10-Q
period 2022-03-31
LCNB CORP
filed 2022-05-11
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 10, 2022 was 11,401,677 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Company	LCNB Corp. and its consolidated subsidiaries as a whole
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
GAAP	Generally Accepted Accounting Principles
ICS	Insured Cash Sweep
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LIHTC	Low Income Housing Tax Credit
OCC	Office of the Comptroller of the Currency
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDRs	Troubled Debt Restructurings

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Cash and due from banks	$18,062	16,810
Interest-bearing demand deposits	1,879	1,326
Total cash and cash equivalents	19,941	18,136
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,424	2,546
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	293,464	308,177
Debt securities, held-to-maturity, at cost	22,873	22,972
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	5,203	5,203
Loans, net	1,373,991	1,363,939
Premises and equipment, net	34,940	35,385
Operating lease right-of-use assets	6,191	6,357
Goodwill	59,221	59,221
Core deposit and other intangibles, net	2,328	2,473
Bank owned life insurance	43,488	43,224
Interest receivable	8,364	7,999
Other assets, net	20,451	21,246
TOTAL ASSETS	$1,899,630	1,903,629

LIABILITIES:
Deposits:
Noninterest-bearing	$517,621	501,531
Interest-bearing	1,118,985	1,127,288
Total deposits	1,636,606	1,628,819
Short-term borrowings	24,746	—
Long-term debt	10,000	10,000
Operating lease liabilities	6,337	6,473
Accrued interest and other liabilities	15,066	19,733
TOTAL LIABILITIES	1,692,755	1,665,025

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,252,027 and 14,213,792 shares at March 31, 2022 and December 31, 2021, respectively; outstanding 11,401,503 and 12,414,956 shares at March 31, 2022 and December 31, 2021, respectively	143,432	143,130
Retained earnings	128,555	126,312
Treasury shares at cost, 2,850,524 and 1,798,836 shares at March 31, 2022 and December 31, 2021, respectively	(50,115)	(29,029)
Accumulated other comprehensive loss, net of taxes	(14,997)	(1,809)
TOTAL SHAREHOLDERS' EQUITY	206,875	238,604
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,899,630	1,903,629

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
INTEREST INCOME:
Interest and fees on loans	$13,786	14,535
Dividends on equity securities:
With a readily determinable fair value	12	13
Without a readily determinable fair value	5	6
Interest on debt securities:
Taxable	1,095	718
Non-taxable	189	224
Other investments	35	39
TOTAL INTEREST INCOME	15,122	15,535

INTEREST EXPENSE:
Interest on deposits	739	1,028
Interest on short-term borrowings	86	1
Interest on long-term debt	74	134
TOTAL INTEREST EXPENSE	899	1,163
NET INTEREST INCOME	14,223	14,372
PROVISION (CREDIT) FOR LOAN LOSSES	49	(52)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	14,174	14,424

NON-INTEREST INCOME:
Fiduciary income	1,695	1,529
Service charges and fees on deposit accounts	1,406	1,366
Bank owned life insurance income	265	267
Gains from sales of loans	124	43
Other operating income	60	260
TOTAL NON-INTEREST INCOME	3,550	3,465

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,215	6,433
Equipment expenses	408	368
Occupancy expense, net	775	794
State financial institutions tax	436	444
Marketing	262	268
Amortization of intangibles	140	257
FDIC insurance premiums, net	126	113
Contracted services	610	540
Other non-interest expense	2,278	2,275
TOTAL NON-INTEREST EXPENSE	12,250	11,492
INCOME BEFORE INCOME TAXES	5,474	6,397
PROVISION FOR INCOME TAXES	951	1,157
NET INCOME	$4,523	5,240

Dividends declared per common share	$0.20	0.19
Earnings per common share:
Basic	$0.38	0.41
Diluted	0.38	0.41
Weighted average common shares outstanding:
Basic	11,818,614	12,794,824
Diluted	11,818,614	12,794,852

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$4,523	5,240
Other comprehensive income (loss):
Net unrealized losses on available-for-sale debt securities (net of taxes of $(3,506) and $(915) for the three months ended March 31, 2022 and 2021, respectively)	(13,189)	(3,441)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost (net of taxes of $1 and $1 for the three months ended March 31, 2022 and 2021, respectively)	1	1
Other comprehensive loss, net of tax	(13,188)	(3,440)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(8,665)	1,800

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three Months Ended March 31, 2022
Balance at December 31, 2021	12,414,956	$143,130	126,312	(29,029)	(1,809)	238,604
Net income			4,523			4,523
Other comprehensive loss, net of taxes					(13,188)	(13,188)
Dividend Reinvestment and Stock Purchase Plan	5,681	105				105
Repurchase of common stock	(1,051,688)			(21,086)		(21,086)
Compensation expense relating to restricted stock	32,554	197				197
Common stock dividends, $0.20 per share			(2,280)			(2,280)
Balance at March 31, 2022	11,401,503	$143,432	128,555	(50,115)	(14,997)	206,875

Three Months Ended March 31, 2021
Balance at December 31, 2020	12,858,325	$142,443	115,058	(20,719)	4,043	240,825
Net income			5,240			5,240
Other comprehensive loss, net of taxes					(3,440)	(3,440)
Dividend Reinvestment and Stock Purchase Plan	5,472	99				99
Repurchase of common stock	(70,321)			(1,140)		(1,140)
Exercise of stock options	311	4				4
Compensation expense relating to restricted stock	26,321	93				93
Common stock dividends, $0.19 per share			(2,435)			(2,435)
Balance at March 31, 2021	12,820,108	$142,639	117,863	(21,859)	603	239,246

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,523	5,240
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	772	308
Provision (credit) for loan losses	49	(52)
Deferred income tax provision	93	74
Increase in cash surrender value of bank owned life insurance	(265)	(267)
(Gain) loss from equity securities	126	(112)
Realized gain from sales of premises and equipment	(12)	(5)
Origination of mortgage loans for sale	(5,159)	(1,354)
Realized gains from sales of loans	(124)	(43)
Proceeds from sales of mortgage loans	5,223	1,381
Compensation expense related to restricted stock	197	93
Changes in:
Accrued interest receivable	(365)	(328)
Other assets	3,025	1,565
Other liabilities	(3,480)	(2,461)
TOTAL ADJUSTMENTS	80	(1,201)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	4,603	4,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of debt securities:
Available-for-sale	9,801	7,833
Held-to-maturity	99	115
Purchases of equity securities	(4)	(5)
Purchases of debt securities:
Available-for-sale	(12,092)	(40,759)
Held-to-maturity	—	—
Net increase in loans	(9,827)	(34,733)
Purchases of premises and equipment	(59)	(302)
Proceeds from sale of premises and equipment	12	5
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(12,070)	(67,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,787	81,693
Net increase in short-term borrowings	24,746	—
Principal payments on long-term debt	—	(5,000)
Proceeds from issuance of common stock	105	8
Repurchase of common stock	(21,086)	(1,140)
Proceeds from exercise of stock options	—	4
Cash dividends paid on common stock	(2,280)	(2,344)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,272	73,221
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,805	9,414
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,136	31,730
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,941	41,144

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$836	1,265
Income taxes paid, net of refunds	(468)	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Right-of-use assets obtained in exchange for lease obligations	—	801

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

The consolidated condensed balance sheet as of December 31, 2021 has been derived from the audited consolidated balance sheet as of that date.

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

Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2021 Annual Report on Form 10-K filed with the SEC.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2022
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$79,477	2	4,746	74,733
U.S. Agency notes	89,282	—	6,536	82,746
Corporate bonds	6,200	44	317	5,927
U.S. Agency mortgage-backed securities	91,497	110	4,807	86,800
Municipal securities:
Non-taxable	8,496	5	228	8,273
Taxable	37,151	88	2,254	34,985
	$312,103	249	18,888	293,464

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$19,304	43	309	19,038
Taxable	3,569	—	198	3,371
	$22,873	43	507	22,409

December 31, 2021
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$75,443	57	756	74,744
U.S. Agency notes	89,293	45	2,092	87,246
Corporate Bonds	5,200	70	118	5,152
U.S. Agency mortgage-backed securities	96,018	1,350	692	96,676
Municipal securities:
Non-taxable	8,959	125	18	9,066
Taxable	35,208	531	446	35,293
	$310,121	2,178	4,122	308,177

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$19,403	98	—	19,501
Taxable	3,569	21	4	3,586
	$22,972	119	4	23,087

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at March 31, 2022 and December 31, 2021, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
Available-for-Sale:
U.S. Treasury notes	$73,736	4,746	—	—
U.S. Agency notes	35,960	2,316	46,786	4,220
Corporate bonds	4,536	264	647	53
U.S. Agency mortgage-backed securities	58,478	2,739	20,942	2,068
Municipal securities:
Non-taxable	6,088	228	—	—
Taxable	21,200	1,387	7,667	867
	$199,998	11,680	76,042	7,208

Held-to-Maturity:
Municipal securities:
Non-taxable	$7,434	309	—	—
Taxable	3,371	198	—	—
	$10,805	507	—	—

December 31, 2021
Available-for-Sale:
U.S. Treasury notes	$66,891	756	—	—
U.S. Agency notes	58,648	1,257	20,289	835
Corporate Bonds	3,898	102	484	16
U.S. Agency mortgage-backed securities	49,813	692	—	—
Municipal securities:
Non-taxable	1,020	18	—	—
Taxable	18,434	322	3,535	124
	$198,704	3,147	24,308	975

Held-to-Maturity:
Municipal securities:
Non-taxable	$46	—	—	—
Taxable	271	4	—	—
	$317	4	—	—

Management has determined that the unrealized losses at March 31, 2022 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Contractual maturities of debt securities at March 31, 2022 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$522	524	1,867	1,867
Due from one to five years	90,192	85,832	4,960	4,818
Due from five to ten years	129,163	119,631	2,894	2,785
Due after ten years	729	677	13,152	12,939
	220,606	206,664	22,873	22,409
U.S. Agency mortgage-backed securities	91,497	86,800	—	—
	$312,103	293,464	22,873	22,409

Debt securities with a market value of $140,418,000 and $128,426,000 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at March 31, 2022 on its investments in equity securities without a readily determinable fair value.

The cost and estimated fair value of equity securities with a readily determinable fair value at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$1,414	1,317	1,410	1,379
Equity securities	778	1,107	778	1,167
Total equity securities with a readily determinable fair value	$2,192	2,424	2,188	2,546

Changes in the fair value of equity securities with a readily determinable fair value for the three months ended March 31, 2022 and 2021 were due solely to changes in unrealized gains and losses.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans

Major classifications of loans at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Commercial & industrial	$105,809	101,598
Commercial, secured by real estate	904,562	887,679
Residential real estate	328,574	335,106
Consumer	32,541	34,291
Agricultural	7,990	10,649
Other loans, including deposit overdrafts	45	122
Loans, gross	1,379,521	1,369,445
Less allowance for loan losses	5,530	5,506
Loans, net	$1,373,991	1,363,939
Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $928,000 and $961,000 at March 31, 2022 and December 31, 2021, respectively.

Non-accrual, past-due, and accruing restructured loans as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Non-accrual loans:
Commercial, secured by real estate	$1,173	1,182
Residential real estate	282	299
Total non-accrual loans	1,455	1,481
Past-due 90 days or more and still accruing	—	56
Total non-accrual and past-due 90 days or more and still accruing	1,455	1,537
Accruing troubled debt restructured loans	2,280	2,622
Total	$3,735	4,159

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2022
Balance, beginning of year	$1,095	3,607	665	105	30	4	5,506
Provision (credit) charged to expenses	202	(113)	(22)	(27)	(12)	21	49
Losses charged off	—	—	(5)	(5)	—	(27)	(37)
Recoveries	—	—	1	—	—	11	12
Balance, end of period	$1,297	3,494	639	73	18	9	5,530

Three Months Ended March 31, 2021
Balance, beginning of year	$816	3,903	837	153	28	(9)	5,728
Provision (credit) charged to expenses	141	(267)	71	(20)	11	12	(52)
Losses charged off	—	(2)	(16)	(3)	—	(21)	(42)
Recoveries	—	—	27	1	—	17	45
Balance, end of period	$957	3,634	919	131	39	(1)	5,679

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
March 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$5	12	9	—	—	—	26
Collectively evaluated for impairment	1,292	3,482	630	73	18	9	5,504
Acquired credit impaired loans	—	—	—	—	—		—
Balance, end of period	$1,297	3,494	639	73	18	9	5,530

Loans:
Individually evaluated for impairment	$145	2,617	535	—	—	—	3,297
Collectively evaluated for impairment	105,585	900,396	326,901	32,541	7,990	45	1,373,458
Acquired credit impaired loans	79	1,549	1,138	—	—	—	2,766
Balance, end of period	$105,809	904,562	328,574	32,541	7,990	45	1,379,521

December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$5	11	9	—	—	—	25
Collectively evaluated for impairment	1,090	3,596	656	105	30	4	5,481
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$1,095	3,607	665	105	30	4	5,506

Loans:
Individually evaluated for impairment	$155	2,945	559	—	—	—	3,659
Collectively evaluated for impairment	101,355	883,122	333,384	34,291	10,649	122	1,362,923
Acquired credit impaired loans	88	1,612	1,163	—	—	—	2,863
Balance, end of period	$101,598	887,679	335,106	34,291	10,649	122	1,369,445

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

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Eligible borrowers could apply for a First Draw or a Second Draw PPP Loan prior to the program ending on May 31, 2021. PPP loans made by LCNB have a maturity of two years if issued prior to June 5, 2020 and five years if issued on or after June 5, 2020. The loans have an interest rate of 1%. In addition, the SBA paid originating lenders processing fees based on the size of the loan. Outstanding PPP loans at March 31, 2022 and December 31, 2021 totaled $1,415,000 and $6,935,000, respectively, and unrecognized fees at those dates totaled $66,000 and $272,000, respectively.

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

A breakdown of the loan portfolio by credit quality indicators at March 31, 2022 and December 31, 2021 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
March 31, 2022
Commercial & industrial	$102,024	3,652	133	—	105,809
Commercial, secured by real estate	877,229	17,566	9,767	—	904,562
Residential real estate	326,458	—	2,116	—	328,574
Consumer	32,541	—	—	—	32,541
Agricultural	7,990	—	—	—	7,990
Other	45	—	—	—	45
Total	$1,346,287	21,218	12,016	—	1,379,521

December 31, 2021
Commercial & industrial	$98,694	2,757	147	—	101,598
Commercial, secured by real estate	851,709	22,336	13,634	—	887,679
Residential real estate	332,962	—	2,144	—	335,106
Consumer	34,281	—	10	—	34,291
Agricultural	10,649	—	—	—	10,649
Other	122	—	—	—	122
Total	$1,328,417	25,093	15,935	—	1,369,445

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at March 31, 2022 and December 31, 2021 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
March 31, 2022
Commercial & industrial	$—	—	—	—	105,809	105,809	—
Commercial, secured by real estate	105	—	784	889	903,673	904,562	—
Residential real estate	542	—	58	600	327,974	328,574	—
Consumer	—	—	—	—	32,541	32,541	—
Agricultural	—	—	—	—	7,990	7,990	—
Other	45	—	—	45	—	45	—
Total	$692	—	842	1,534	1,377,987	1,379,521	—

December 31, 2021
Commercial & industrial	$—	—	—	—	101,598	101,598	—
Commercial, secured by real estate	181	—	784	965	886,714	887,679	—
Residential real estate	1,130	1	109	1,240	333,866	335,106	51
Consumer	22	5	5	32	34,259	34,291	5
Agricultural	—	—	—	—	10,649	10,649	—
Other	122	—	—	122	—	122	—
Total	$1,455	6	898	2,359	1,367,086	1,369,445	56

Impaired loans, including acquired credit impaired loans, at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$79	296	—	88	316	—
Commercial, secured by real estate	3,510	4,318	—	3,897	4,736	—
Residential real estate	1,457	1,807	—	1,501	1,857	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$5,046	6,421	—	5,486	6,909	—

With an allowance recorded:
Commercial & industrial	$145	150	5	155	160	5
Commercial, secured by real estate	656	656	12	660	660	11
Residential real estate	216	216	9	221	221	9
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$1,017	1,022	26	1,036	1,041	25

Total:
Commercial & industrial	$224	446	5	243	476	5
Commercial, secured by real estate	4,166	4,974	12	4,557	5,396	11
Residential real estate	1,673	2,023	9	1,722	2,078	9
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$6,063	7,443	26	6,522	7,950	25

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three months ended March 31, 2022 and 2021 (in thousands):

	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31,
With no related allowance recorded:
Commercial & industrial	$84	14	235	25
Commercial, secured by real estate	3,704	73	6,794	119
Residential real estate	1,477	29	3,448	66
Consumer	—	—	4	—
Agricultural	—	—	—	—
Other	—	—	191	15
Total	$5,265	116	10,672	225

With an allowance recorded:
Commercial & industrial	$150	2	189	3
Commercial, secured by real estate	659	9	1,617	17
Residential real estate	218	3	307	4
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,027	14	2,113	24

Total:
Commercial & industrial	$234	16	424	28
Commercial, secured by real estate	4,363	82	8,411	136
Residential real estate	1,695	32	3,755	70
Consumer	—	—	4	—
Agricultural	—	—	—	—
Other	—	—	191	15
Total	$6,292	130	12,785	249

Of the interest income recognized on impaired loans during the three months ended March 31, 2022 and 2021, none was recognized on a cash basis.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Loan modifications that were classified as TDRs during the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	2022			2021
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended March 31,
Commercial & industrial	—	$—	$—	—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	1	21	21
Consumer	—	—	—	—	—	—
Total	—	$—	$—	1	$21	$21

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructured loans for which there was a payment default within twelve months of the restructuring date during the three months ended March 31, 2022 and 2021.

All troubled debt restructurings are considered impaired loans. The allowance for loan losses on such restructured loans is based on the present value of future expected cash flows.

Information concerning loans that were modified during the three months ended March 31, 2022 and 2021 and that were determined to be troubled debt restructurings follows (in thousands):

	2022	2021
Impaired loans without a valuation allowance	$—	21
Impaired loans with a valuation allowance	—	—

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at March 31, 2022 and December 31, 2021 were approximately $152,271,000 and $149,382,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at March 31, 2022 and December 31, 2021 was $58,000 for both dates.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Acquired Credit Impaired Loans

The following table provides at March 31, 2022 and December 31, 2021 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2022	December 31, 2021
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$1	1
Commercial, secured by real estate	—	—
Residential real estate	388	398
Other loans, including deposit overdrafts	—	—
Loans, gross	389	399
Less allowance for loan losses	—	—
Loans, net	$389	399

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$—	—
Commercial, secured by real estate	284	310
Residential real estate	452	463
Other loans, including deposit overdrafts	—	—
Loans, gross	736	773
Less allowance for loan losses	—	—
Loans, net	$736	773

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	665	688
Residential real estate	50	51
Other loans, including deposit overdrafts	—	—
Loans, gross	715	739
Less allowance for loan losses	—	—
Loans, net	$715	739

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$78	87
Commercial, secured by real estate	600	614
Residential real estate	248	251
Other loans, including deposit overdrafts	—	—
Loans, gross	926	952
Less allowance for loan losses	—	—
Loans, net	$926	952

Total
Commercial & industrial	$79	88
Commercial, secured by real estate	1,549	1,612
Residential real estate	1,138	1,163
Other loans, including deposit overdrafts	—	—
Loans, gross	2,766	2,863
Less allowance for loan losses	—	—
Loans, net	$2,766	2,863

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Outstanding balance	$3,624	3,769
Carrying amount	2,766	2,863

Activity during the three months ended March 31, 2022 and 2021 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Accretable discount at beginning of period	$116	182
Reclassification from nonaccretable discount to accretable discount	17	12
Accretion	(50)	(71)
Accretable discount at end of period	$83	123

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Affordable housing tax credit investment	$14,950	14,950
Less amortization	2,423	2,126
Net affordable housing tax credit investment	$12,527	12,824

Unfunded commitment	$7,180	8,655

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over thirteen years.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Affordable Housing Tax Credit Limited Partnership (continued)
The following table presents other information relating to LCNB's affordable housing tax credit investments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Tax credits and other tax benefits recognized	$357	260
Tax credit amortization expense included in provision for income taxes	297	217

Note 6 – Borrowings

Borrowings at March 31, 2022 and December 31, 2021 were as follows (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Lines of credit	$24,746	2.62%	$—	—%
FHLB long-term advances	10,000	3.00%	10,000	3.00%
	$34,746	2.73%	$10,000	3.00%

All advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $296 million and $303 million at March 31, 2022 and December 31, 2021, respectively.  Total remaining borrowing capacity at March 31, 2022 was approximately $225.5 million.

At March 31, 2022, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $20 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. The full amount of the line of credit was outstanding at that date. This agreement expires on February 8, 2023.

At March 31, 2022, LCNB had short-term line of credit borrowing arrangements with two financial institutions. The first arrangement is a short-term line of credit for a maximum amount of $25 million at the interest rate in effect at the time of the borrowing. The second arrangement is a short-term line of credit for a maximum amount of $30 million, of which $4,746,000 was outstanding at March 31, 2022, at an interest rate equal to the lending institution’s federal funds rate plus 50 basis points.

Under the terms of a REPO Based Advance program with the FHLB of Cincinnati, LCNB can borrow up to $87.1 million in short-term advances as of March 31, 2022, subject to total remaining borrowing capacity limitations. LCNB can select terms ranging from one day to one year. The interest rate is the published rate in effect at the time of the advance. This agreement expires on February 8, 2023.

Under the terms of a Cash Management Advance program with the FHLB of Cincinnati, LCNB can borrow up to $87.1 million in short-term advances as of March 31, 2022, subject to total remaining borrowing capacity limitations. LCNB can select a variable rate of interest for up to ninety days or a fixed rate of interest for a maximum of thirty days. The interest rate is the published rate in effect at the time of the advance. This agreement expires on February 8, 2023.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 - Leases

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three months ended March 31, 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$159	215
Short-term lease expense	34	14
Variable lease expense	—	1
Other	3	3
Total lease expense	$196	233

Other information related to leases at March 31, 2022 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130
Weighted average remaining lease term in years for operating leases	33.1
Weighted average discount rate for operating leases	3.41%

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended March 31,
	2022	2021
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.7)%	(0.7)%
Tax exempt income on bank owned life insurance	(1.0)%	(0.9)%
Captive insurance premium income	(0.9)%	(0.7)%
Other, net	(1.0)%	(0.6)%
Effective tax rate	17.4%	18.1%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Commitments to extend credit:
Commercial loans	$66,854	82,578
Other loans
Fixed rate	5,959	5,196
Adjustable rate	3,563	2,784
Unused lines of credit:
Fixed rate	34,570	32,655
Adjustable rate	193,015	150,746
Unused overdraft protection amounts on demand and NOW accounts	16,654	16,711
Standby letters of credit	5	5
Total commitments	$320,620	290,675

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2022 totaled approximately $356,000.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2022
Balance at beginning of period	$(1,536)	(273)	(1,809)
Before reclassifications	(13,189)	1	(13,188)
Reclassifications	—	—	—
Balance at end of period	$(14,725)	(272)	(14,997)

2021
Balance at beginning of period	$4,349	(306)	4,043
Before reclassifications	(3,441)	1	(3,440)
Reclassifications	—	—	—
Balance at end of period	$908	(305)	603

There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2022 and 2021.

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three-month period ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Qualified noncontributory defined benefit retirement plan	$308	279
401(k) plan	180	160

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest cost	$12	13
Amortization of unrecognized net loss	2	2
Net periodic pension cost	$14	15

Amounts recognized in accumulated other comprehensive income (loss), net of tax, for the nonqualified defined benefit retirement plan for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net actuarial gain	$(1)	(2)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)

The following table summarizes stock option activity for the periods indicated:

	Three Months Ended March 31,
	2022			2021
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	—	$—		311	$12.60
Granted	—	—		—	—
Exercised	—	—		(311)	12.60
Expired	—	—		—	—
Outstanding, March 31,	—	—	$—	—	—	$—
Exercisable, March 31,	—	—	$—	—	—	$—
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Intrinsic value of options exercised	$—	1
Cash received from options exercised	—	4
Tax benefit realized from options exercised	—	—

Restricted stock awards granted under the 2015 Plan were as follows:

	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	44,512	$17.08	28,596	$17.42
Granted	32,554	19.25	26,321	16.85
Vested	(17,229)	17.98	(8,817)	17.55
Forfeited	—	—	(122)	16.87
Outstanding, March 31,	59,837	$18.00	45,978	$17.07

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted stock expense	$197	93
Tax effect	41	20

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
Unrecognized compensation expense for restricted stock awards was $1,034,000 at March 31, 2022 and is expected to be recognized over a period of 4.9 years.

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

Earnings per share for the three months ended March 31, 2022 and 2021 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$4,523	5,240
Less allocation of earnings and dividends to participating securities	24	18
Net income allocated to common shareholders	$4,499	5,222

Weighted average common shares outstanding, gross	11,878,451	12,840,782
Less average participating securities	59,837	45,958
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	11,818,614	12,794,824
Add dilutive effect of:
Stock options	—	28
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	11,818,614	12,794,852

Earnings per common share:
Basic	$0.38	0.41
Diluted	0.38	0.41

There were no anti-dilutive stock options outstanding at March 31, 2022 or 2021.

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
Equity Securities With a Readily Determinable Fair Value
Equity securities with a readily determinable fair value are reported at fair value with changes in fair value reported in other operating income in the consolidated condensed statements of income. Fair values for equity securities are determined based on market quotations (level 1). LCNB has invested in two mutual funds that are traded in active markets and their fair values are based on market quotations (level 1). Investments in another two mutual funds are measured at fair value using net asset values and are considered level 1 because the net asset values are determined and published and are the basis for current transactions.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,107	1,107	—	—
Mutual funds	47	47	—	—
Mutual funds measured at net asset value	1,270	1,270	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	74,733	74,733	—	—
U.S. Agency notes	82,746	—	82,746	—
Corporate bonds	5,927	—	5,927	—
U.S. Agency mortgage-backed securities	86,800	—	86,800	—
Municipal securities:
Non-taxable	8,273	—	8,273	—
Taxable	34,985	—	34,985	—
Total recurring fair value measurements	$295,888	77,157	218,731	—

Nonrecurring fair value measurements:
Impaired loans	$991	—	—	991
Total nonrecurring fair value measurements	$991	—	—	991

December 31, 2021
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,167	1,167	—	—
Mutual funds	51	51	—	—
Mutual funds measured at net asset value	1,328	1,328	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	74,744	74,744	—	—
U.S. Agency notes	87,246	—	87,246	—
Corporate bonds	5,152	—	5,152	—
U.S. Agency mortgage-backed securities	96,676	—	96,676	—
Municipal securities:
Non-taxable	9,066	—	9,066	—
Taxable	35,293	—	35,293	—
Total recurring fair value measurements	$310,723	77,290	233,433	—

Nonrecurring fair value measurements:
Impaired loans	$1,011	—	—	1,011
Total nonrecurring fair value measurements	$1,011	—	—	1,011

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2022 and December 31, 2021 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
March 31, 2022
Impaired loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
Impaired loans	$991	Discounted cash flows	Discount rate	8.125%	4.625%	6.07%

December 31, 2021
Impaired loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	1,011	Discounted cash flows	Discount rate	8.25%	4.00%	6.07%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
Carrying amounts and estimated fair values of financial instruments as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
FINANCIAL ASSETS:
Cash and cash equivalents	$19,941	19,941	19,941	—	—
Debt securities, held-to-maturity	22,873	22,409	—	—	22,409
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,373,991	1,299,509	—	—	1,299,509
Accrued interest receivable	8,364	8,364	—	8,364	—

FINANCIAL LIABILITIES:
Deposits	1,636,606	1,637,621	1,451,644	185,977	—
Short-term borrowings	24,746	24,746	24,746	—	—
Long-term debt	10,000	10,243	—	10,243	—
Accrued interest payable	339	339	—	339	—

December 31, 2021
FINANCIAL ASSETS:
Cash and cash equivalents	$18,136	18,136	18,136	—	—
Debt securities, held-to-maturity	22,972	23,087	—	—	23,087
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,363,939	1,333,840	—	—	1,333,840
Accrued interest receivable	7,999	7,999	—	7,999	—

FINANCIAL LIABILITIES:
Deposits	1,628,819	1,630,158	1,435,487	194,671	—
Long-term debt	10,000	10,292	—	10,292	—
Accrued interest payable	277	277	—	277	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at March 31, 2022 and December 31, 2021.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 15 – Recent Accounting Pronouncements (continued)
ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures"
ASU No. 2022-02 was issued in March 2022 and, once effective, will eliminate the accounting guidance on TDRs for creditors who have adopted ASU No. 2016-13 and provides for enhanced disclosures for certain modifications to borrowers experiencing financial difficulties. The update also amends the guidance on vintage disclosures for public business entities, as defined, to require the disclosure of current-period gross charge-offs by year of origination. For entities that have adopted ASU No. 2016-13, the update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU No. 2016-13, this update needs to be adopted at the same time that ASU No. 2016-13 is adopted. Early adoption is permitted if an entity has already adopted ASU No. 2016-13.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions. Please refer to LCNB’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as its other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

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
3.the disruption of global, national, state, and local economies associated with the COVID-19 pandemic and the Russia/Ukraine conflict, which could affect LCNB's liquidity and capital positions, impair the ability of our borrowers to repay outstanding loans, impair collateral values, and further increase the allowance for credit losses;
4.LCNB’s ability to integrate future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
5.LCNB may incur increased loan charge-offs in the future;
6.LCNB may face competitive loss of customers;
7.changes in the interest rate environment, which may include continued interest rate increases, may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;
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

The COVID-19 pandemic has continued to disrupt the global economy and the lives of individuals throughout the world. Governments, businesses, and the public have taken and are taking actions to contain the spread of COVID-19 and to mitigate its effects. While the effects of COVID-19 are not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. While vaccination efforts continue, the future affects from the pandemic, including the potential scope of recovery, are not fully known.

LCNB participated in the CARES Act PPP that provided government guaranteed and potentially forgivable loans to applicants. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses with funds to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Outstanding PPP loans at March 31, 2022 and December 31, 2021 totaled $1,415,000 and $6,935,000, respectively, and unrecognized fees at those dates totaled $66,000 and $272,000, respectively.

LCNB continues to closely monitor the COVID-19 pandemic and its impact on its business, customers, employees, vendors, and service providers and expects to make future changes to respond to the pandemic as this situation continues to evolve.

Critical Accounting Estimates

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Accounting for Intangibles.  LCNB’s intangible assets at March 31, 2022 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment or sooner if circumstances indicate a possible impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

Results of Operations

Net income for the three months ended March 31, 2022 was $4,523,000 (total basic and diluted earnings per share of $0.38). This compares to net income of $5,240,000 (total basic and diluted earnings per share of $0.41) for the same three month period in 2021.

Net interest income for the three months ended March 31, 2022 was $14,223,000, compared to $14,372,000 for the same period in 2021. The decrease was primarily due to a decrease in the average rate earned on the loan portfolio, partially offset by an increase in average loan and taxable debt security balances. A decrease in fees recognized from PPP loans contributed to the decrease in average loan rates.

An increase in the provision for loan losses negatively affected earnings during the 2022 period. LCNB recorded a provision of $49,000 for the three months ended March 31, 2022, compared to a credit of $52,000 for the same three month period in 2021.

Non-interest income for the three months ended March 31, 2022 was $3,550,000. This compares to $3,465,000 for the same period in 2021. The increase was primarily due to increases in fiduciary income, service charges and fees on deposit accounts, and gains from sales of loans. These increases were partially offset by a decrease in other operating income, primarily due to a decrease in market values for LCNB's equity investments portfolio.

Non-interest expense for the three months ended March 31, 2022 was $12,250,000, compared to $11,492,000 for the same three month period in 2021. The increase was primarily due to a an increase in salaries and employee benefits.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended March 31, 2022 vs. March 31, 2021
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2022 and March 31, 2021, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,376,926	13,786	4.06%	$1,313,803	14,535	4.49%
Interest-bearing demand deposits	9,743	9	0.37%	15,632	13	0.34%
Federal Reserve Bank stock	4,652	—	—%	4,652	—	—%
Federal Home Loan Bank stock	5,203	26	2.03%	5,203	26	2.03%
Investment securities:
Equity securities	4,611	17	1.50%	4,500	19	1.71%
Debt securities, taxable	298,152	1,095	1.49%	211,618	718	1.38%
Debt securities, non-taxable (2)	28,048	239	3.46%	34,174	284	3.37%
Total earnings assets	1,727,335	15,172	3.56%	1,589,582	15,595	3.98%
Non-earning assets	195,394			191,287
Allowance for loan losses	(5,503)			(5,715)
Total assets	$1,917,226			$1,775,154

NOW and money fund deposits	$511,250	147	0.12%	$419,832	132	0.13%
Savings deposits	444,243	147	0.13%	375,194	148	0.16%
IRA and time certificates	189,305	445	0.95%	234,134	748	1.30%
Short-term borrowings	12,503	86	2.79%	342	1	1.19%
Long-term debt	10,000	74	3.00%	19,689	134	2.76%
Total interest-bearing liabilities	1,167,301	899	0.31%	1,049,191	1,163	0.45%
Demand deposits	501,829			458,996
Other liabilities	22,371			25,450
Capital	225,725			241,517
Total liabilities and capital	$1,917,226			$1,775,154
Net interest rate spread (3)			3.25%			3.53%
Net interest income and net interest margin on a taxable-equivalent basis (4)		14,273	3.35%		14,432	3.68%
Ratio of interest-earning assets to interest-bearing liabilities	147.98%			151.51%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2022 as compared to the same period in 2021.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2022 vs. 2021
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$676	(1,425)	(749)
Interest-bearing demand deposits	(5)	1	(4)
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	—	—
Investment securities:
Equity securities	—	(2)	(2)
Debt securities, taxable	314	63	377
Debt securities, non-taxable	(52)	7	(45)
Total interest income	933	(1,356)	(423)

Interest-bearing Liabilities:
NOW and money fund deposits	27	(12)	15
Savings deposits	25	(26)	(1)
IRA and time certificates	(127)	(176)	(303)
Short-term borrowings	82	3	85
Long-term debt	(71)	11	(60)
Total interest expense	(64)	(200)	(264)
Net interest income	$997	(1,156)	(159)

Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2022 totaled $14,273,000, a decrease of $159,000 from the comparable period in 2021.  Total interest income decreased $423,000, which was partially offset by a $264,000 decrease in total interest expense.

The $423,000 decrease in total interest income was due primarily to a $749,000 decrease in loan interest income, which was partially offset by a $377,000 increase in interest income from taxable debt securities. The decrease in loan interest income was primarily due to a 43 basis point (a basis point equals 0.01%) decrease in the average rate earned on loans, partially offset by a $63.1 million increase in the average balance of LCNB's loan portfolio. Loan interest income for the first quarter 2022 included $248,000 of PPP loan fees recognized, as compared to $523,000 of PPP fees recognized during the first quarter 2021. The increase in interest income from taxable debt securities was due to an $86.5 million increase in average securities and to an 11 basis point increase in the average rate earned on these securities. The decrease in average rates for loans was primarily due to market conditions and also reflected the decrease in PPP fees recognized.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The $264,000 decrease in total interest expense was due to a $303,000 decrease in interest expense for IRA and time certificates and a $60,000 decrease in interest expense for long-term debt, partially offset by an $85,000 increase in interest expense for short-term borrowings. Interest expense for IRA and time certificates decreased due to a 34 basis point decrease in the average rate paid for these deposits and to an $44.8 million decrease in the average balance of these deposits. Management believes the decrease reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits, NOW and money fund deposits, and savings deposits have grown, while balances in IRA and time deposits have decreased. Interest expense for long-term debt decreased due to a $9.7 million decrease in average debt outstanding, slightly offset by a 24 basis point increase in the average rate paid. Interest expense for short-term borrowings increased primarily because of a $12.2 million increase in average borrowings outstanding.

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

The provision for loan losses for the three months ended March 31, 2022 was $49,000, compared to a credit of $52,000 for the same period in 2021. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three months ended March 31, 2022 were $25,000, as compared to net recoveries of $3,000 for the same three-month period in 2021.

Non-Interest Income

A comparison of non-interest income for the three months ended March 31, 2022 and March 31, 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Difference
Fiduciary income	$1,695	1,529	166
Service charges and fees on deposit accounts	1,406	1,366	40
Bank owned life insurance income	265	267	(2)
Gains from sales of loans	124	43	81
Other operating income	60	260	(200)
Total non-interest income	$3,550	3,465	85

Reasons for changes include:
•Fiduciary income increased due to a combination of new accounts and increases in the fair value of trust and brokerage assets managed.
•Gains from sales of loans increased primarily due to a higher volume of residential real estate loan sales.
•Other operating income decreased primarily due to a decrease in unrealized net gains or losses recognized on equity securities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Interest Expense

A comparison of non-interest expense for the three months ended March 31, 2022 and March 31, 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Difference
Salaries and employee benefits	$7,215	6,433	782
Equipment expenses	408	368	40
Occupancy expense, net	775	794	(19)
State financial institutions tax	436	444	(8)
Marketing	262	268	(6)
Amortization of intangibles	140	257	(117)
FDIC insurance premiums, net	126	113	13
Contracted services	610	540	70
Other non-interest expense	2,278	2,275	3
Total non-interest expense	$12,250	11,492	758

Reasons for changes include:
•Salaries and employee benefits increased primarily due to increases in salaries and wages, increased bonus expense accruals, increased compensation expense for restricted stock grants, increased FICA matching expense, and to a higher percentage of personnel expenses deferred in 2021 attributable to the high volume of PPP loans originated in that period.
•Amortization of intangibles decreased because the core deposit intangibles from the First Capital Bancshares, Inc. and Eaton National Bank & Trust Co. acquisitions amortized in full during the first quarter 2022.

Income Taxes

LCNB's effective tax rate for the three months ended March 31, 2022 was 17.4%, compared to 18.1% for the three months ended March 31, 2021.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition

A comparison of balance sheet line items at March 31, 2022 and December 31, 2021 is as follows (dollars in thousands):

	March 31, 2022	December 31, 2021	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$19,941	18,136	1,805	9.95%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,424	2,546	(122)	(4.79)%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	293,464	308,177	(14,713)	(4.77)%
Debt securities, held-to-maturity, at cost	22,873	22,972	(99)	(0.43)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	5,203	5,203	—	—%
Loans, net	1,373,991	1,363,939	10,052	0.74%
Premises and equipment, net	34,940	35,385	(445)	(1.26)%
Operating lease right-of-use assets	6,191	6,357	(166)	(2.61)%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	2,328	2,473	(145)	(5.86)%
Bank owned life insurance	43,488	43,224	264	0.61%
Interest receivable	8,364	7,999	365	4.56%
Other assets	20,451	21,246	(795)	(3.74)%
Total assets	$1,899,630	1,903,629	(3,999)	(0.21)%

LIABILITIES:
Deposits:
Non-interest-bearing	$517,621	501,531	16,090	3.21%
Interest-bearing	1,118,985	1,127,288	(8,303)	(0.74)%
Total deposits	1,636,606	1,628,819	7,787	0.48%
Short-term borrowings	24,746	—	24,746	N/A
Long-term debt	10,000	10,000	—	—%
Operating lease liabilities	6,337	6,473	(136)	(2.10)%
Accrued interest and other liabilities	15,066	19,733	(4,667)	(23.65)%
Total liabilities	1,692,755	1,665,025	27,730	1.67%

SHAREHOLDERS' EQUITY:
Common shares	143,432	143,130	302	0.21%
Retained earnings	128,555	126,312	2,243	1.78%
Treasury shares at cost	(50,115)	(29,029)	(21,086)	72.64%
Accumulated other comprehensive loss, net of taxes	(14,997)	(1,809)	(13,188)	729.02%
Total shareholders' equity	206,875	238,604	(31,729)	(13.30)%
Total liabilities and shareholders' equity	$1,899,630	1,903,629	(3,999)	(0.21)%

Reasons for changes include:
•Debt securities, available-for-sale, decreased due to maturities and calls of securities totaling $9.8 million and decreases in market value totaling $16.7 million, largely offset by purchases of additional securities totaling $12.1 million.
•Net loans increased due to organic growth in the loan portfolio. Most of the growth occurred in the commercial real estate and commercial and industrial portfolios, partially offset by decreases in the residential real estate and agricultural loan portfolios.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Non-interest-bearing deposits and interest-bearing deposits have grown substantially since the start of the COVID-19 pandemic and this trend continued during the first three months of 2022. Management believes the growth reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits and NOW and savings accounts have grown, while balances in IRA and time deposits have decreased. Interest-bearing deposits show a decrease because of a $29.5 million decrease in ICS® Demand Reciprocal deposit balances.
•Short-term borrowings increased due to a $20 million one-year revolving line of credit obtained during the first quarter 2022. The borrowing was used to finance the repurchase of 1,051,688 shares of LCNB common stock.
•Accrued interest and other liabilities decreased due to a combination of decreases in accrued bonuses caused by the payment of annual bonuses in January, a decrease in LIHTC liabilities due to funding payments made during the first quarter, and net deferred federal income taxes being categorized as an asset at March 31, 2022 vs. being categorized as a liability at December 31, 2021.
•Treasury shares increased because of the purchase referred to above.
•Accumulated other comprehensive loss, net of taxes increased because of market-driven decreases in the fair value of LCNB's debt security investments.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Regulatory Capital:
Shareholders' equity	$222,813	234,451
Goodwill and other intangibles	(60,516)	(60,655)
Accumulated other comprehensive (income) loss	14,997	1,809
Tier 1 risk-based capital	177,294	175,605
Eligible allowance for loan losses	5,530	5,506
Total risk-based capital	$182,824	181,111
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.05%	12.25%
Tier 1 Capital to risk-weighted assets	12.05%	12.25%
Total Capital to risk-weighted assets	12.42%	12.64%
Leverage	9.54%	9.58%

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Its use was permitted beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the March 31, 2022 regulatory capital calculations.

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

Total remaining borrowing capacity with the Federal Home Loan Bank at March 31, 2022 was approximately $225.5 million. In addition, additional borrowings of approximately $50.3 million were available through the line of credit arrangements at March 31, 2022.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment. The base projection uses a current interest rate scenario.  As shown below, the March 31, 2022 IRSA indicates that an increase in interest rates of 200 basis points or more will have a positive effect on NII and a 100 basis point increase or decrease in interest rates will have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$65,115	3,499	5.68%
Up 300	63,837	2,221	3.60%
Up 200	62,574	958	1.55%
Up 100	61,328	(288)	(0.47)%
Base	61,616	—	—%
Down 100	59,510	(2,106)	(3.42)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2022 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a 100 basis point decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all upward rate assumptions are within LCNB's acceptable ranges. The change in EVE for the 100 basis point downward scenario is slightly outside LCNB's acceptable range of 20%.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$140,166	(26,297)	(15.80)%
Up 300	149,004	(17,459)	(10.49)%
Up 200	157,434	(9,029)	(5.42)%
Up 100	165,473	(990)	(0.59)%
Base	166,463	—	—%
Down 100	203,646	37,183	22.34%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2022, LCNB's disclosure controls and procedures were effective.

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
Readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in LCNB's Form 10-K for the year ended December 31, 2021.

Operational risk created by the war waged on Ukraine.
On February 24, 2022, Russian forces launched a military invasion of Ukraine. In response, the United States and other European Union countries have imposed significant economic sanctions on Russia and Russia has responded with counter-sanctions. As a result, the Russian/Ukraine conflict has disrupted international commerce, exacerbated already existing supply chain disruptions, and negatively affected the global economy. While it is difficult to estimate the impact current or future disruptions could have on LCNB's business and financial position or that of its borrowers, such economic disruptions may affect the ability of borrowers to repay loans, thus increasing the risk of borrower defaults.

There is widespread concern that cyberattacks could intensify as the crisis continues and perhaps worsens, with impacts that could be both regional and global.

LCNB continues to monitor the evolving situation and its potential impact on its business, financial condition, results of operations, and cash flows.

LCNB may face risk caused by additional interest rate increases.
Interest rate increases by the Federal Reserve, such as the 50 basis point increase in the federal funds rate announced May 4, 2022, may continue throughout 2022 and into 2023. The higher borrowing cost resulting from increasing interest rates may cause financial hardship on consumers and businesses, including LCNB's borrowers, which could lead to increased loan losses, especially in fixed interest rate products. In addition, uncertainty about the timing and magnitude of future interest rate increases could reduced borrowing demand and, thus, the need for LCNB's lending services.

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

LCNB CORP. AND SUBSIDIARIES
The following table sets forth information relating to repurchases made under the Program during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2022	—	$—	—	21,191
February 1 through 28, 2022	—	$—	—	21,191
March 1 through 31, 2022	—	$—	—	21,191

The repurchase of 1,051,688 shares of common stock at $20.00 per share during the first quarter 2022 was not completed under the terms of the ongoing share repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 11, 2022	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

May 11, 2022	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

10.6	Form of Business Loan Agreement between LCNB Corp. and Bankers' Bank - incorporated by reference to Registrant's Current Report on Form 8-K filed on February 14, 2022, Exhibit 10.1.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).