Form 10-Q
period 2022-06-30
LCNB CORP
filed 2022-08-10
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 9, 2022 was 11,355,250 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Company	LCNB Corp. and its consolidated subsidiaries as a whole
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee of the Federal Reserve System
GAAP	Generally Accepted Accounting Principles
ICS	Insured Cash Sweep
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LIHTC	Low Income Housing Tax Credit
OCC	Office of the Comptroller of the Currency
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDRs	Troubled Debt Restructurings

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Cash and due from banks	$20,391	16,810
Interest-bearing demand deposits	11,424	1,326
Total cash and cash equivalents	31,815	18,136
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,250	2,546
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	301,232	308,177
Debt securities, held-to-maturity, at cost	22,516	22,972
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	5,203	5,203
Loans, net	1,367,644	1,363,939
Premises and equipment, net	34,519	35,385
Operating lease right-of-use assets	6,101	6,357
Goodwill	59,221	59,221
Core deposit and other intangibles, net	2,178	2,473
Bank owned life insurance	43,758	43,224
Interest receivable	7,448	7,999
Other assets, net	21,991	21,246
TOTAL ASSETS	$1,912,627	1,903,629

LIABILITIES:
Deposits:
Noninterest-bearing	$499,124	501,531
Interest-bearing	1,159,701	1,127,288
Total deposits	1,658,825	1,628,819
Short-term borrowings	5,000	—
Long-term debt	25,000	10,000
Operating lease liabilities	6,227	6,473
Accrued interest and other liabilities	14,615	19,733
TOTAL LIABILITIES	1,709,667	1,665,025

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,258,074 and 14,213,792 shares at June 30, 2022 and December 31, 2021, respectively; outstanding 11,374,515 and 12,414,956 shares at June 30, 2022 and December 31, 2021, respectively	143,635	143,130
Retained earnings	131,894	126,312
Treasury shares at cost, 2,883,559 and 1,798,836 shares at June 30, 2022 and December 31, 2021, respectively	(50,629)	(29,029)
Accumulated other comprehensive loss, net of taxes	(21,940)	(1,809)
TOTAL SHAREHOLDERS' EQUITY	202,960	238,604
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,912,627	1,903,629

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$14,548	14,108	28,334	28,643
Dividends on equity securities:
With a readily determinable fair value	14	13	26	26
Without a readily determinable fair value	5	5	10	11
Interest on debt securities:
Taxable	1,254	905	2,349	1,623
Non-taxable	188	218	377	442
Other investments	199	180	234	219
TOTAL INTEREST INCOME	16,208	15,429	31,330	30,964

INTEREST EXPENSE:
Interest on deposits	775	945	1,514	1,973
Interest on short-term borrowings	163	1	249	2
Interest on long-term debt	103	114	177	248
TOTAL INTEREST EXPENSE	1,041	1,060	1,940	2,223
NET INTEREST INCOME	15,167	14,369	29,390	28,741
PROVISION (CREDIT) FOR LOAN LOSSES	377	(15)	426	(67)
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	14,790	14,384	28,964	28,808

NON-INTEREST INCOME:
Fiduciary income	1,643	1,735	3,338	3,264
Service charges and fees on deposit accounts	1,546	1,519	2,952	2,885
Bank owned life insurance income	269	269	534	536
Gains from sales of loans	64	151	188	194
Other operating income	6	640	66	900
TOTAL NON-INTEREST INCOME	3,528	4,314	7,078	7,779

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,014	7,111	14,229	13,544
Equipment expenses	428	443	836	811
Occupancy expense, net	735	729	1,510	1,523
State financial institutions tax	437	437	873	881
Marketing	368	357	630	625
Amortization of intangibles	112	260	252	517
FDIC insurance premiums, net	134	123	260	236
Contracted services	679	623	1,289	1,163
Other real estate owned, net	(879)	1	(879)	2
Other non-interest expense	2,441	2,124	4,719	4,398
TOTAL NON-INTEREST EXPENSE	11,469	12,208	23,719	23,700
INCOME BEFORE INCOME TAXES	6,849	6,490	12,323	12,887
PROVISION FOR INCOME TAXES	1,231	1,200	2,182	2,357
NET INCOME	$5,618	5,290	10,141	10,530

Dividends declared per common share	$0.20	0.19	0.40	0.38
Earnings per common share:
Basic	$0.49	0.41	0.87	0.82
Diluted	0.49	0.41	0.87	0.82
Weighted average common shares outstanding:
Basic	11,337,805	12,743,726	11,576,873	12,769,131
Diluted	11,337,805	12,743,726	11,576,873	12,769,146

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$5,618	5,290	10,141	10,530
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities (net of taxes of $(1,846) and $255 for the three months ended June 30, 2022 and 2021, respectively, and $(5,352) and $(660) for the six months ended June 30, 2022 and 2021, respectively)	(6,945)	958	(20,134)	(2,483)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost (net of taxes of $— and $1 for the three months ended June 30, 2022 and 2021, respectively, and $1 and $1 for the six months ended June 30, 2022 and 2021, respectively)	2	2	3	3
Other comprehensive income (loss), net of tax	(6,943)	960	(20,131)	(2,480)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,325)	6,250	(9,990)	8,050

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three Months Ended June 30, 2022
Balance at March 31, 2022	11,401,503	$143,432	128,555	(50,115)	(14,997)	206,875
Net income			5,618			5,618
Other comprehensive loss, net of taxes					(6,943)	(6,943)
Dividend Reinvestment and Stock Purchase Plan	6,047	96				96
Repurchase of common stock	(33,035)			(514)		(514)
Compensation expense relating to restricted stock	—	107				107
Common stock dividends, $0.20 per share			(2,279)			(2,279)
Balance at June 30, 2022	11,374,515	$143,635	131,894	(50,629)	(21,940)	202,960

Six Months Ended June 30, 2022
Balance at December 31, 2021	12,414,956	$143,130	126,312	(29,029)	(1,809)	238,604
Net income			10,141			10,141
Other comprehensive loss, net of taxes					(20,131)	(20,131)
Dividend Reinvestment and Stock Purchase Plan	11,728	201				201
Repurchase of common stock	(1,084,723)			(21,600)		(21,600)
Compensation expense relating to restricted stock	32,554	304				304
Common stock dividends, $0.40 per share			(4,559)			(4,559)
Balance at June 30, 2022	11,374,515	$143,635	131,894	(50,629)	(21,940)	202,960

Three Months Ended June 30, 2021
Balance at March 31, 2021	12,820,108	$142,639	117,863	(21,859)	603	239,246
Net income			5,290			5,290
Other comprehensive income, net of taxes					960	960
Dividend Reinvestment and Stock Purchase Plan	5,720	100				100
Repurchase of common stock	(190,983)			(3,263)		(3,263)
Compensation expense relating to restricted stock	—	52				52
Common stock dividends, $0.19 per share			(2,433)			(2,433)
Balance at June 30, 2021	12,634,845	$142,791	120,720	(25,122)	1,563	239,952

Six Months Ended June 30, 2021
Balance at December 31, 2020	12,858,325	$142,443	115,058	(20,719)	4,043	240,825
Net income			10,530			10,530
Other comprehensive loss, net of taxes					(2,480)	(2,480)
Dividend Reinvestment and Stock Purchase Plan	11,192	199				199
Repurchase of common stock	(261,304)			(4,403)		(4,403)
Exercise of stock options	311	4				4
Compensation expense relating to restricted stock	26,321	145				145
Common stock dividends, $0.38 per share			(4,868)			(4,868)
Balance at June 30, 2021	12,634,845	$142,791	120,720	(25,122)	1,563	239,952

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,141	10,530
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,500	989
Provision (credit) for loan losses	426	(67)
Deferred income tax provision	24	356
Increase in cash surrender value of bank owned life insurance	(534)	(536)
(Gain) loss from equity securities	304	(90)
Realized gain from sales of premises and equipment	(15)	(5)
Impairment charge recognized on premises and equipment	140	—
Realized gain from sales of other real estate owned	(889)	—
Origination of mortgage loans for sale	(8,468)	(7,591)
Realized gains from sales of loans	(188)	(194)
Proceeds from sales of mortgage loans	8,563	7,690
Compensation expense related to restricted stock	304	145
Changes in:
Accrued interest receivable	551	(58)
Other assets	3,400	(180)
Other liabilities	(3,929)	(3,431)
TOTAL ADJUSTMENTS	1,189	(2,972)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	11,330	7,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of debt securities:
Available-for-sale	13,679	16,592
Held-to-maturity	1,211	1,508
Purchases of equity securities	(8)	(9)
Purchases of debt securities:
Available-for-sale	(32,789)	(121,604)
Held-to-maturity	(755)	(940)
Net increase in loans	(4,391)	(16,855)
Proceeds from sale of other real estate owned	1,605	—
Purchases of premises and equipment	(283)	(930)
Proceeds from sale of premises and equipment	32	5
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(21,699)	(122,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	30,006	121,922
Net increase in short-term borrowings	5,000	—
Proceeds from long-term debt	15,000	—
Principal payments on long-term debt	—	(7,000)
Proceeds from issuance of common stock	201	16
Repurchase of common stock	(21,600)	(4,403)
Proceeds from exercise of stock options	—	4
Cash dividends paid on common stock	(4,559)	(4,685)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,048	105,854
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,679	(8,821)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,136	31,730
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,815	22,909

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,930	2,365
Income taxes paid, net of refunds	1,332	2,290

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned	716	—
Right-of-use assets obtained in exchange for lease obligations	—	801

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

Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2021 Annual Report on Form 10-K filed with the SEC.

Accounting Changes
From time to time the FASB issues an ASU to communicate changes to U.S. GAAP. The following information provides brief summaries of ASUs that have recently become effective:

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

LCNB has created a cross-functional CECL Committee, which reports to the Audit Committee, composed of members from the lending, Wealth Management, and finance departments. During 2017, the CECL Committee selected a vendor to assist in implementation of and ongoing compliance with the new requirements. It has completed analyzing its data collection efforts, selected a calculation model, analyzed its pool segmentation and reporting mechanisms, and has finished back testing in preparation for adoption of the new methodology. While the committee and management expect that implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses, they are continuing to evaluate the modeling and its potential impact on LCNB's results of consolidated operations and financial position. The consolidated financial statement impact of this new standard cannot be reasonably estimated at this time; however, it is anticipated during 2022 that modeling adjustments should be complete after finalizing review of prepayment, curtailment, and forecasting assessments.

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

ASU No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions"
ASU No. 2022-03 was issued in June 2022 and, once effective, will clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The update clarifies that a sales restriction is not considered in measuring fair value. In addition an entity will need to disclose the fair value of equity securities subject to contractual sales restrictions, the nature and remaining durations of the sales restrictions, and any circumstances that could cause a lapse in the restrictions. For public business entities, ASU No.2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted. The amendments are to be applied prospectively with any adoption adjustments recognized in earnings and disclosed on the date of adoption.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of equity and debt securities at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$85,052	1	6,413	78,640
U.S. Agency notes	89,246	—	8,480	80,766
Corporate bonds	6,700	—	651	6,049
U.S. Agency mortgage-backed securities	92,602	10	7,930	84,682
Municipal securities:
Non-taxable	9,259	12	317	8,954
Taxable	45,802	39	3,700	42,141
	$328,661	62	27,491	301,232

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$18,947	6	600	18,353
Taxable	3,569	—	387	3,182
	$22,516	6	987	21,535

December 31, 2021
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$75,443	57	756	74,744
U.S. Agency notes	89,293	45	2,092	87,246
Corporate Bonds	5,200	70	118	5,152
U.S. Agency mortgage-backed securities	96,018	1,350	692	96,676
Municipal securities:
Non-taxable	8,959	125	18	9,066
Taxable	35,208	531	446	35,293
	$310,121	2,178	4,122	308,177

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$19,403	98	—	19,501
Taxable	3,569	21	4	3,586
	$22,972	119	4	23,087

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at June 30, 2022 and December 31, 2021, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
Available-for-Sale:
U.S. Treasury notes	$78,037	6,413	—	—
U.S. Agency notes	30,577	2,699	50,189	5,781
Corporate bonds	4,810	490	1,239	161
U.S. Agency mortgage-backed securities	64,639	4,869	19,270	3,061
Municipal securities:
Non-taxable	5,972	317	—	—
Taxable	33,553	2,475	7,307	1,225
	$217,588	17,263	78,005	10,228

Held-to-Maturity:
Municipal securities:
Non-taxable	$10,858	600	—	—
Taxable	3,182	387	—	—
	$14,040	987	—	—

December 31, 2021
Available-for-Sale:
U.S. Treasury notes	$66,891	756	—	—
U.S. Agency notes	58,648	1,257	20,289	835
Corporate Bonds	3,898	102	484	16
U.S. Agency mortgage-backed securities	49,813	692	—	—
Municipal securities:
Non-taxable	1,020	18	—	—
Taxable	18,434	322	3,535	124
	$198,704	3,147	24,308	975

Held-to-Maturity:
Municipal securities:
Non-taxable	$46	—	—	—
Taxable	271	4	—	—
	$317	4	—	—

Management has determined that the unrealized losses at June 30, 2022 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

Debt securities with a market value of $169,077,000 and $128,426,000 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Contractual maturities of debt securities at June 30, 2022 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$6,852	6,811	1,671	1,669
Due from one to five years	106,348	99,399	4,923	4,762
Due from five to ten years	122,129	109,700	2,888	2,690
Due after ten years	730	640	13,034	12,414
	236,059	216,550	22,516	21,535
U.S. Agency mortgage-backed securities	92,602	84,682	—	—
	$328,661	301,232	22,516	21,535

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at June 30, 2022 on its investments in equity securities without a readily determinable fair value.

The cost and estimated fair value of equity securities with a readily determinable fair value at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$1,418	1,272	1,410	1,379
Equity securities	778	978	778	1,167
Total equity securities with a readily determinable fair value	$2,196	2,250	2,188	2,546

Changes in the fair value of equity securities with a readily determinable fair value for the three and six months ended June 30, 2022 and 2021 were due solely to changes in unrealized gains and losses.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans

Major classifications of loans at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Commercial & industrial	$115,041	101,598
Commercial, secured by real estate	903,995	887,679
Residential real estate	316,518	335,106
Consumer	30,411	34,291
Agricultural	7,431	10,649
Other loans, including deposit overdrafts	81	122
Loans, gross	1,373,477	1,369,445
Less allowance for loan losses	5,833	5,506
Loans, net	$1,367,644	1,363,939
Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $928,000 and $961,000 at June 30, 2022 and December 31, 2021, respectively.

Non-accrual, past-due, and accruing restructured loans as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Non-accrual loans:
Commercial, secured by real estate	$378	1,182
Residential real estate	222	299
Total non-accrual loans	600	1,481
Past-due 90 days or more and still accruing	—	56
Total non-accrual and past-due 90 days or more and still accruing	600	1,537
Accruing troubled debt restructured loans	1,316	2,622
Total	$1,916	4,159

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended June 30, 2022
Balance, beginning of period	$1,297	3,494	639	73	18	9	5,530
Provision (credit) charged to expenses	(10)	398	(32)	(6)	—	27	377
Losses charged off	—	(67)	—	—	—	(49)	(116)
Recoveries	—	—	18	—	—	24	42
Balance, end of period	$1,287	3,825	625	67	18	11	5,833

Six Months Ended June 30, 2022
Balance, beginning of year	$1,095	3,607	665	105	30	4	5,506
Provision (credit) charged to expenses	192	285	(54)	(33)	(12)	48	426
Losses charged off	—	(67)	(5)	(5)	—	(76)	(153)
Recoveries	—	—	19	—	—	35	54
Balance, end of period	$1,287	3,825	625	67	18	11	5,833

Three Months Ended June 30, 2021
Balance, beginning of period	$957	3,634	919	131	39	(1)	5,679
Provision (credit) charged to expenses	86	109	(223)	(8)	(2)	23	(15)
Losses charged off	—	—	—	(2)	—	(22)	(24)
Recoveries	—	—	1	1	—	10	12
Balance, end of period	$1,043	3,743	697	122	37	10	5,652

Six Months Ended June 30, 2021
Balance, beginning of year	$816	3,903	837	153	28	(9)	5,728
Provision (credit) charged to expenses	227	(158)	(152)	(28)	9	35	(67)
Losses charged off	—	(2)	(16)	(5)	—	(43)	(66)
Recoveries	—	—	28	2	—	27	57
Balance, end of period	$1,043	3,743	697	122	37	10	5,652

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
June 30, 2022
Allowance for loan losses:
Individually evaluated for impairment	$5	11	9	—	—	—	25
Collectively evaluated for impairment	1,282	3,814	616	67	18	11	5,808
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$1,287	3,825	625	67	18	11	5,833

Loans:
Individually evaluated for impairment	$135	1,027	467	—	—	—	1,629
Collectively evaluated for impairment	114,429	901,466	315,080	30,411	7,431	81	1,368,898
Acquired credit impaired loans	477	1,502	971	—	—	—	2,950
Balance, end of period	$115,041	903,995	316,518	30,411	7,431	81	1,373,477

December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$5	11	9	—	—	—	25
Collectively evaluated for impairment	1,090	3,596	656	105	30	4	5,481
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$1,095	3,607	665	105	30	4	5,506

Loans:
Individually evaluated for impairment	$155	2,945	559	—	—	—	3,659
Collectively evaluated for impairment	101,355	883,122	333,384	34,291	10,649	122	1,362,923
Acquired credit impaired loans	88	1,612	1,163	—	—	—	2,863
Balance, end of period	$101,598	887,679	335,106	34,291	10,649	122	1,369,445

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

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Outstanding PPP loans at June 30, 2022 and December 31, 2021 totaled $404,000 and $6,935,000, respectively, and unrecognized fees at those dates totaled $25,000 and $272,000, respectively.

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

Commercial real estate loans are underwritten based on the ability of the property, in the case of income-producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon global debt service, collateral value, financial strength and liquidity of any and all guarantors, and other factors. Commercial real estate loans are generally originated with a 75% to 85% maximum loan to appraised value ratio, depending upon borrower occupancy.

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one to four-family residential properties.  Home equity lines of credit are included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year or less draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable rate mortgage loans.  Adjustable rate loans are available with adjustment periods ranging between one to fifteen years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  A substantial majority of home equity lines of credit have a variable rate of interest based on the Wall Street Journal prime rate plus a margin.

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

A breakdown of the loan portfolio by credit quality indicators at June 30, 2022 and December 31, 2021 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
June 30, 2022
Commercial & industrial	$112,752	2,154	135	—	115,041
Commercial, secured by real estate	874,986	20,890	8,119	—	903,995
Residential real estate	314,140	—	2,378	—	316,518
Consumer	30,410	—	1	—	30,411
Agricultural	7,431	—	—	—	7,431
Other	81	—	—	—	81
Total	$1,339,800	23,044	10,633	—	1,373,477

December 31, 2021
Commercial & industrial	$98,694	2,757	147	—	101,598
Commercial, secured by real estate	851,709	22,336	13,634	—	887,679
Residential real estate	332,962	—	2,144	—	335,106
Consumer	34,281	—	10	—	34,291
Agricultural	10,649	—	—	—	10,649
Other	122	—	—	—	122
Total	$1,328,417	25,093	15,935	—	1,369,445

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at June 30, 2022 and December 31, 2021 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
June 30, 2022
Commercial & industrial	$16	—	—	16	115,025	115,041	—
Commercial, secured by real estate	—	14	—	14	903,981	903,995	—
Residential real estate	34	767	—	801	315,717	316,518	—
Consumer	14	—	—	14	30,397	30,411	—
Agricultural	—	—	—	—	7,431	7,431	—
Other	81	—	—	81	—	81	—
Total	$145	781	—	926	1,372,551	1,373,477	—

December 31, 2021
Commercial & industrial	$—	—	—	—	101,598	101,598	—
Commercial, secured by real estate	181	—	784	965	886,714	887,679	—
Residential real estate	1,130	1	109	1,240	333,866	335,106	51
Consumer	22	5	5	32	34,259	34,291	5
Agricultural	—	—	—	—	10,649	10,649	—
Other	122	—	—	122	—	122	—
Total	$1,455	6	898	2,359	1,367,086	1,369,445	56

Impaired loans, including acquired credit impaired loans, at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$477	686	—	88	316	—
Commercial, secured by real estate	1,879	2,240	—	3,897	4,736	—
Residential real estate	1,228	1,547	—	1,501	1,857	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$3,584	4,473	—	5,486	6,909	—

With an allowance recorded:
Commercial & industrial	$135	141	5	155	160	5
Commercial, secured by real estate	650	650	11	660	660	11
Residential real estate	210	210	9	221	221	9
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$995	1,001	25	1,036	1,041	25

Total:
Commercial & industrial	$612	827	5	243	476	5
Commercial, secured by real estate	2,529	2,890	11	4,557	5,396	11
Residential real estate	1,438	1,757	9	1,722	2,078	9
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$4,579	5,474	25	6,522	7,950	25

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$278	14	267	19
Commercial, secured by real estate	2,649	45	6,406	76
Residential real estate	1,356	54	2,909	70
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other	—	—	181	16
Total	$4,283	113	9,763	181

With an allowance recorded:
Commercial & industrial	$140	2	180	2
Commercial, secured by real estate	652	8	677	8
Residential real estate	213	3	251	4
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,005	13	1,108	14

Total:
Commercial & industrial	$418	16	447	21
Commercial, secured by real estate	3,301	53	7,083	84
Residential real estate	1,569	57	3,160	74
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other	—	—	181	16
Total	$5,288	126	10,871	195

Six Months Ended June 30,
With no related allowance recorded:
Commercial & industrial	$215	28	299	44
Commercial, secured by real estate	3,130	124	7,061	201
Residential real estate	1,404	82	3,180	136
Consumer	—	—	2	—
Agricultural	—	—	—	—
Other	—	—	182	30
Total	$4,749	234	10,724	411

With an allowance recorded:
Commercial & industrial	$145	4	184	5
Commercial, secured by real estate	655	17	680	19
Residential real estate	215	6	254	8
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other	—	—	—	—
Total	$1,015	27	1,118	32

Total:
Commercial & industrial	$360	32	483	49
Commercial, secured by real estate	3,785	141	7,741	220
Residential real estate	1,619	88	3,434	144
Consumer	—	—	2	—
Agricultural	—	—	—	—
Other	—	—	182	30
Total	$5,764	261	11,842	443

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Of the interest income recognized on impaired loans during the six months ended June 30, 2022, $4,000 was recognized on a cash basis and none was recognized on a cash basis during the six months ended June 30, 2021.

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

Loan modifications that were classified as TDRs during the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	2022			2021
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended June 30,
Commercial and industrial	—	$—	—	—	$—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	1	27	31
Consumer	—	—	—	—	—	—
Total	—	$—	—	1	$27	31

Six Months Ended June 30,
Commercial & industrial	—	$—	$—	—	$—	$—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	2	48	52
Consumer	—	—	—	—	—	—
Total	—	$—	$—	2	$48	$52

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructured loans for which there was a payment default within twelve months of the restructuring date during the six months ended June 30, 2022 and 2021.

All troubled debt restructurings are considered impaired loans. The allowance for loan losses on such restructured loans is based on the present value of future expected cash flows.

Information concerning loans that were modified during the six months ended June 30, 2022 and 2021 and that were determined to be troubled debt restructurings follows (in thousands):

	2022	2021
Impaired loans without a valuation allowance	$—	48
Impaired loans with a valuation allowance	—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at June 30, 2022 and December 31, 2021 were approximately $153,557,000 and $149,382,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at December 31, 2021 was $58,000. No residential consumer mortgage loans secured by residential real estate were in the process of foreclosure at June 30, 2022.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Acquired Credit Impaired Loans

The following table provides at June 30, 2022 and December 31, 2021 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2022	December 31, 2021
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$1	1
Commercial, secured by real estate	—	—
Residential real estate	234	398
Other loans, including deposit overdrafts	—	—
Loans, gross	235	399
Less allowance for loan losses	—	—
Loans, net	$235	399

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$408	—
Commercial, secured by real estate	276	310
Residential real estate	441	463
Other loans, including deposit overdrafts	—	—
Loans, gross	1,125	773
Less allowance for loan losses	—	—
Loans, net	$1,125	773

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	641	688
Residential real estate	49	51
Other loans, including deposit overdrafts	—	—
Loans, gross	690	739
Less allowance for loan losses	—	—
Loans, net	$690	739

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$68	87
Commercial, secured by real estate	585	614
Residential real estate	247	251
Other loans, including deposit overdrafts	—	—
Loans, gross	900	952
Less allowance for loan losses	—	—
Loans, net	$900	952

Total
Commercial & industrial	$477	88
Commercial, secured by real estate	1,502	1,612
Residential real estate	971	1,163
Other loans, including deposit overdrafts	—	—
Loans, gross	2,950	2,863
Less allowance for loan losses	—	—
Loans, net	$2,950	2,863

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Acquired Credit Impaired Loans (continued)

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Outstanding balance	$3,759	3,769
Carrying amount	2,950	2,863

Activity during the three and six months ended June 30, 2022 and 2021 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accretable discount at beginning of period	$83	123	$116	182
Reclassification from nonaccretable discount to accretable discount	11	31	28	43
Accretion	(51)	(70)	(101)	(141)
Accretable discount at end of period	$43	84	$43	84

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Affordable housing tax credit investment	$14,950	14,950
Less amortization	2,727	2,126
Net affordable housing tax credit investment	$12,223	12,824

Unfunded commitment	$6,598	8,655

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 5 – Affordable Housing Tax Credit Limited Partnership (continued)
The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Tax credits and other tax benefits recognized	$357	260	714	520
Tax credit amortization expense included in provision for income taxes	304	215	601	432

Note 6 – Borrowings

Long-term debt at June 30, 2022 and December 31, 2021 was as follows (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Term loan	$15,000	4.25%	$—	—%
FHLB long-term advances	10,000	3.00%	10,000	3.00%
	$25,000	3.75%	$10,000	3.00%

At June 30, 2022, LCNB Corp. had a three-year term loan with a financial institution at a fixed interest rate of 4.25% and a final payment date of June 15, 2025.

All advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $296 million and $303 million at June 30, 2022 and December 31, 2021, respectively.  Total remaining borrowing capacity at June 30, 2022 was approximately $220.4 million.

Short-term borrowings at June 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Revolving line of credit	$5,000	4.50%	$—	—%

At June 30, 2022, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $5 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. The full amount of the line of credit was outstanding at that date. This agreement expires on June 15, 2023.

At June 30, 2022, LCNB had short-term line of credit borrowing arrangements with two financial institutions. The first arrangement is a short-term line of credit for a maximum amount of $25 million at the interest rate in effect at the time of the borrowing. The second arrangement is a short-term line of credit for a maximum amount of $30 million, at an interest rate equal to the lending institution’s federal funds rate plus 50 basis points. The full amounts of the lines of credit were available at June 30, 2022 because funds were not outstanding on either arrangement.

Under the terms of a REPO Based Advance program with the FHLB of Cincinnati, LCNB can borrow up to $87.1 million in short-term advances as of June 30, 2022, subject to total remaining borrowing capacity limitations. LCNB can select terms ranging from one day to one year. The interest rate is the published rate in effect at the time of the advance. This agreement expires on February 8, 2023.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Borrowings (continued)

Under the terms of a Cash Management Advance program with the FHLB of Cincinnati, LCNB can borrow up to $87.1 million in short-term advances as of June 30, 2022, subject to total remaining borrowing capacity limitations. LCNB can select a variable rate of interest for up to ninety days or a fixed rate of interest for a maximum of thirty days. The interest rate is the published rate in effect at the time of the advance. This agreement expires on February 8, 2023.

Note 7 - Leases

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and six months ended June 30, 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$185	212	344	427
Short-term lease expense	50	11	84	25
Variable lease expense	1	1	1	2
Other	2	3	5	6
Total lease expense	$238	227	434	460

Other information related to leases at June 30, 2022 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$340
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted average remaining lease term in years for operating leases	33.4
Weighted average discount rate for operating leases	3.43%

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.6)%	(0.7)%	(0.6)%	(0.7)%
Tax exempt income on bank owned life insurance	(0.8)%	(0.9)%	(0.9)%	(0.9)%
Captive insurance premium income	(0.9)%	(0.8)%	(0.9)%	(0.7)%
Other, net	(0.7)%	(0.1)%	(0.9)%	(0.4)%
Effective tax rate	18.0%	18.5%	17.7%	18.3%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Commitments to extend credit:
Commercial loans	$75,619	82,578
Other loans
Fixed rate	2,157	5,196
Adjustable rate	2,205	2,784
Unused lines of credit:
Fixed rate	36,587	32,655
Adjustable rate	218,573	150,746
Unused overdraft protection amounts on demand and NOW accounts	16,665	16,711
Standby letters of credit	5	5
Total commitments	$351,811	290,675

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2022 totaled approximately $1,039,000.

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

Note 10 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2022
Balance at beginning of period	$(14,725)	(272)	(14,997)	(1,536)	(273)	(1,809)
Before reclassifications	(6,945)	2	(6,943)	(20,134)	3	(20,131)
Balance at end of period	$(21,670)	(270)	(21,940)	(21,670)	(270)	(21,940)

2021
Balance at beginning of period	$908	(305)	603	4,349	(306)	4,043
Before reclassifications	958	2	960	(2,483)	3	(2,480)
Balance at end of period	$1,866	(303)	1,563	1,866	(303)	1,563
There were no reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2022 and 2021.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 11 – Retirement Plans (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month period ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Qualified noncontributory defined benefit retirement plan	$308	282	616	561
401(k) plan	157	152	337	312

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
The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$14	13	26	26
Amortization of unrecognized net loss	2	2	4	4
Net periodic pension cost	$16	15	30	30

Amounts recognized in accumulated other comprehensive income (loss), net of tax, for the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net actuarial gain	$(2)	(2)	$(3)	(3)

Note 12 – Stock Based Compensation

LCNB established an Ownership Incentive Plan (the "2002 Plan") during 2002 that allowed for stock-based awards to eligible employees, as determined by the Board of Directors.  The awards were made in the form of stock options, share awards, and/or appreciation rights.  The 2002 Plan provided for the issuance of up to 200,000 shares of common stock. Options granted under the 2002 Plan vested ratably over a five-year period and expired ten years after the date of grant. The 2002 Plan expired on April 16, 2012. Any outstanding unexercised options, however, continued to be exercisable in accordance with their terms. The last of the outstanding options were exercised during the first quarter of 2021.

The 2015 Ownership Incentive Plan (the "2015 Plan") was ratified by LCNB's shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2015 Plan provides for the issuance of up to 450,000 shares of common stock. The 2015 Plan will terminate on April 28, 2025 and could be subject to earlier termination by the Compensation Committee.

Stock-based awards may be in the form of treasury shares or newly issued shares.

LCNB has not granted stock option awards since 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
The following table summarizes stock option activity for the periods indicated:

	Six Months Ended June 30,
	2022			2021
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands) (1)
Outstanding, January 1,	—	$—		311	$12.60
Granted	—	—		—	—
Exercised	—	—		(311)	12.60
Expired	—	—		—	—
Outstanding, June 30,	—	—	$—	—	—	$—
Exercisable, June 30,	—	—	$—	—	—	$—
(1) Aggregate Intrinsic Value is defined as the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Intrinsic value of options exercised	$—	1
Cash received from options exercised	—	4
Tax benefit realized from options exercised	—	—

Restricted stock awards granted under the 2015 Plan were as follows:

	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	44,512	$17.08	28,596	$17.42
Granted	32,554	19.25	26,321	16.85
Vested	(18,752)	18.02	(8,817)	17.55
Forfeited	—	—	(122)	16.87
Outstanding, June 30,	58,314	$17.99	45,978	$17.07

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock expense	$107	52	304	145
Tax effect	23	10	64	30

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
Unrecognized compensation expense for restricted stock awards was $927,000 at June 30, 2022 and is expected to be recognized over a period of 4.7 years.

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

Earnings per share for the three and six months ended June 30, 2022 and 2021 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$5,618	5,290	10,141	10,530
Less allocation of earnings and dividends to participating securities	29	19	53	38
Net income allocated to common shareholders	$5,589	5,271	10,088	10,492

Weighted average common shares outstanding, gross	11,396,119	12,789,684	11,635,949	12,815,089
Less average participating securities	58,314	45,958	59,076	45,958
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	11,337,805	12,743,726	11,576,873	12,769,131
Add dilutive effect of:
Stock options	—	—	—	15
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	11,337,805	12,743,726	11,576,873	12,769,146

Earnings per common share:
Basic	$0.49	0.41	0.87	0.82
Diluted	0.49	0.41	0.87	0.82

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$978	978	—	—
Mutual funds	41	41	—	—
Mutual funds measured at net asset value	1,231	1,231	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	78,640	78,640	—	—
U.S. Agency notes	80,766	—	80,766	—
Corporate bonds	6,049	—	6,049	—
U.S. Agency mortgage-backed securities	84,682	—	84,682	—
Municipal securities:
Non-taxable	8,954	—	8,954	—
Taxable	42,141	—	42,141	—
Total recurring fair value measurements	$303,482	80,890	222,592	—

Nonrecurring fair value measurements:
Impaired loans	$970	—	—	970
Total nonrecurring fair value measurements	$970	—	—	970

December 31, 2021
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,167	1,167	—	—
Mutual funds	51	51	—	—
Mutual funds measured at net asset value	1,328	1,328	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	74,744	74,744	—	—
U.S. Agency notes	87,246	—	87,246	—
Corporate bonds	5,152	—	5,152	—
U.S. Agency mortgage-backed securities	96,676	—	96,676	—
Municipal securities:
Non-taxable	9,066	—	9,066	—
Taxable	35,293	—	35,293	—
Total recurring fair value measurements	$310,723	77,290	233,433	—

Nonrecurring fair value measurements:
Impaired loans	$1,011	—	—	1,011
Total nonrecurring fair value measurements	$1,011	—	—	1,011

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2022 and December 31, 2021 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
June 30, 2022
Impaired loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
Impaired loans	$970	Discounted cash flows	Discount rate	8.125%	4.625%	6.06%

December 31, 2021
Impaired loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
Impaired loans	1,011	Discounted cash flows	Discount rate	8.25%	4.00%	6.07%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
Carrying amounts and estimated fair values of financial instruments as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
FINANCIAL ASSETS:
Cash and cash equivalents	$31,815	31,815	31,815	—	—
Debt securities, held-to-maturity	22,516	21,535	—	—	21,535
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,367,644	1,251,238	—	—	1,251,238
Accrued interest receivable	7,448	7,448	—	7,448	—

FINANCIAL LIABILITIES:
Deposits	1,658,825	1,659,540	1,483,564	175,976	—
Short-term borrowings	5,000	5,000	5,000	—	—
Long-term debt	25,000	24,746	—	24,746	—
Accrued interest payable	287	287	—	287	—

December 31, 2021
FINANCIAL ASSETS:
Cash and cash equivalents	$18,136	18,136	18,136	—	—
Debt securities, held-to-maturity	22,972	23,087	—	—	23,087
Federal Reserve Bank stock	4,652	4,652	4,652	—	—
Federal Home Loan Bank stock	5,203	5,203	5,203	—	—
Loans, net	1,363,939	1,333,840	—	—	1,333,840
Accrued interest receivable	7,999	7,999	—	7,999	—

FINANCIAL LIABILITIES:
Deposits	1,628,819	1,630,158	1,435,487	194,671	—
Long-term debt	10,000	10,292	—	10,292	—
Accrued interest payable	277	277	—	277	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at June 30, 2022 and December 31, 2021.

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

The COVID-19 pandemic has continued to disrupt the global economy and the lives of individuals throughout the world. Governments, businesses, and the public have taken and are taking actions to contain the spread of COVID-19 and to mitigate its effects. While the effects of COVID-19 are not fully known, the pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. While vaccination efforts continue, the future effects from the pandemic, including the potential scope of recovery, are not fully known.

LCNB participated in the CARES Act PPP that provided government guaranteed and potentially forgivable loans to applicants. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses with funds to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Outstanding PPP loans at June 30, 2022 and December 31, 2021 totaled $404,000 and $6,935,000, respectively, and unrecognized fees at those dates totaled $25,000 and $272,000, respectively.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Accounting for Intangibles.  LCNB’s intangible assets at June 30, 2022 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National Bank & Trust Co. and Columbus First Bancorp, Inc. Goodwill is not subject to amortization, but is reviewed annually for impairment or sooner if circumstances indicate a possible impairment.  Core deposit intangibles are being amortized on a straight line basis over their respective estimated weighted average lives.  Mortgage servicing rights are capitalized by allocating the total cost of loans between mortgage servicing rights and the loans based on their estimated fair values.  Capitalized mortgage servicing rights are amortized to loan servicing income in proportion to and over the period of estimated servicing income, subject to periodic review for impairment.

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

Results of Operations

Net income for the three and six months ended June 30, 2022 was $5,618,000 and $10,141,000, respectively (total basic and diluted earnings per share of $0.49 and $0.87). This compares to net income of $5,290,000 and $10,530,000 (total basic and diluted earnings per share of $0.41 and $0.82) for the same three and six month periods in 2021.

Net interest income for the three and six months ended June 30, 2022 was $15,167,000 and $29,390,000, respectively, compared to $14,369,000 and $28,741,000 for the same periods in 2021. Favorably contributing to the variances for both the three- and six-month periods were overall growth in the taxable debt securities and loan portfolios and decreases in the average rates paid on deposits, aided by a shift from higher cost certificates of deposit to lower cost demand and savings products.

An increase in the provision for loan losses negatively affected earnings during the 2022 period. LCNB recorded a provision of $377,000 and $426,000 for the respective three and six month periods ended June 30, 2022, compared to credits of $15,000 and $67,000 for the same three and six month periods in 2021.

Non-interest income for the three and six months ended June 30, 2022 was $3,528,000 and $7,078,000, respectively. This compares to $4,314,000 and $7,779,000 for the same periods in 2021. Non-interest income for the three and six months ended June 30, 2021 included a one-time refund on the Company’s Ohio Financial Institutions Taxes, which was included in other operating income. The remainder of the second quarter decrease was primarily due to decreased fiduciary income, decreased gains from sales of loans, and net unrealized losses recognized on LCNB's equity securities investment portfolio. The remainder of the decrease for the six month period was primarily due to net unrealized losses recognized on LCNB's equity securities investment portfolio.

Non-interest expense for the three and six months ended June 30, 2022 was $11,469,000 and $23,719,000, respectively, compared to $12,208,000 and $23,700,000 for the same three and six month periods in 2021. The 2022 periods benefited from an $889,000 gain recognized on the sale of other real estate owned, partially offset by a $140,000 impairment charge included in other operating expense that was associated with the sale of LCNB's Colerain Office building in July 2022.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended June 30, 2022 vs. June 30, 2021
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2022 and June 30, 2021, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,375,710	14,548	4.24%	$1,328,760	14,108	4.26%
Interest-bearing demand deposits	8,644	21	0.97%	24,770	14	0.23%
Federal Reserve Bank stock	4,652	140	12.07%	4,652	140	12.07%
Federal Home Loan Bank stock	5,203	38	2.93%	5,203	26	2.00%
Investment securities:
Equity securities	4,456	19	1.71%	4,619	18	1.56%
Debt securities, taxable	296,280	1,254	1.70%	264,908	905	1.37%
Debt securities, non-taxable (2)	27,558	238	3.46%	33,214	276	3.33%
Total earnings assets	1,722,503	16,258	3.79%	1,666,126	15,487	3.73%
Non-earning assets	195,604			191,587
Allowance for loan losses	(5,532)			(5,678)
Total assets	$1,912,575			$1,852,035

NOW and money fund deposits	$496,818	193	0.16%	$462,320	142	0.12%
Savings deposits	457,027	159	0.14%	404,602	159	0.16%
IRA and time certificates	181,110	423	0.94%	219,625	644	1.18%
Short-term borrowings	18,263	163	3.58%	716	1	0.56%
Long-term debt	12,637	103	3.27%	15,571	114	2.94%
Total interest-bearing liabilities	1,165,855	1,041	0.36%	1,102,834	1,060	0.39%
Demand deposits	520,434			483,523
Other liabilities	20,641			24,027
Capital	205,645			241,651
Total liabilities and capital	$1,912,575			$1,852,035
Net interest rate spread (3)			3.43%			3.34%
Net interest income and net interest margin on a taxable-equivalent basis (4)		15,217	3.54%		14,427	3.47%
Ratio of interest-earning assets to interest-bearing liabilities	147.75%			151.08%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2022 as compared to the same period in 2021.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2022 vs. 2021
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$497	(57)	440
Interest-bearing demand deposits	(14)	21	7
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	12	12
Investment securities:
Equity securities	(1)	2	1
Debt securities, taxable	116	233	349
Debt securities, non-taxable	(49)	11	(38)
Total interest income	549	222	771

Interest-bearing Liabilities:
NOW and money fund deposits	11	40	51
Savings deposits	19	(19)	—
IRA and time certificates	(102)	(119)	(221)
Short-term borrowings	133	29	162
Long-term debt	(23)	12	(11)
Total interest expense	38	(57)	(19)
Net interest income	$511	279	790

Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2022 totaled $15,217,000, an increase of $790,000 from the comparable period in 2021.  Total interest income increased $771,000 and total interest expense decreased $19,000.

The $771,000 increase in total interest income was due primarily to a $440,000 increase in loan interest income and a $349,000 increase in interest income from taxable debt securities. The increase in loan interest income was primarily due to a $47.0 million increase in the average balance of LCNB's loan portfolio, partially offset by a net 2 basis point (a basis point equals 0.01%) decrease in the average rate earned on the loan portfolio. Prepayment penalty fees totaling $638,000 were included in loan interest income during the second quarter of 2022, as compared to $391,000 in such fees during the second quarter of 2021. The increase in interest income from taxable debt securities was due to an $31.4 million increase in average securities and to a 33 basis point increase in the average rate earned on these securities, reflecting higher market rates available on the new purchases.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The $19,000 decrease in total interest expense was primarily due to a $221,000 decrease in interest expense for IRA and time certificates partially offset by a $162,000 increase in interest expense for short-term borrowings. Interest expense for IRA and time certificates decreased due to a 24 basis point decrease in the average rate paid for these deposits and to a $38.5 million decrease in the average balance of these deposits. Management believes the decrease reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits, NOW and money fund deposits, and savings deposits have grown, while balances in IRA and time deposits have decreased. Interest expense for short-term borrowings increased primarily because of a $17.5 million increase in average borrowings outstanding and secondarily to a 302 basis point increase in the average rate paid on such borrowings, reflecting a new one-year line of credit borrowing originated during February 2022.

Increases in market rates during 2022 were primarily caused by increases in the Targeted Federal Funds rate by the FOMC. The Targeted Federal Funds rate was increased by 25 basis points during the first quarter of 2022 and by 125 basis points during the second quarter of 2022. This rate was increased by an additional 75 basis points during July 2022 with more increases forecasted to occur during the remainder of 2022 and into 2023.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Six Months Ended June 30, 2022 vs. June 30, 2021
The following table presents, for the three months ended June 30, 2022 and June 30, 2021, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,376,315	28,334	4.15%	$1,321,323	28,643	4.37%
Interest-bearing demand deposits	9,191	29	0.64%	20,226	27	0.27%
Federal Reserve Bank stock	4,652	140	6.07%	4,652	140	6.07%
Federal Home Loan Bank stock	5,203	65	2.52%	5,203	52	2.02%
Investment securities:
Equity securities	4,533	36	1.60%	4,560	37	1.64%
Debt securities, taxable	297,242	2,349	1.59%	238,411	1,623	1.37%
Debt securities, non-taxable (2)	27,802	477	3.46%	33,691	559	3.35%
Total earnings assets	1,724,938	31,430	3.67%	1,628,066	31,081	3.85%
Non-earning assets	195,344			191,517
Allowance for loan losses	(5,517)			(5,696)
Total assets	$1,914,765			$1,813,887

NOW and money fund deposits	$503,994	340	0.14%	$441,193	274	0.13%
Savings deposits	450,670	306	0.14%	389,979	307	0.16%
IRA and time certificates	185,185	868	0.95%	226,840	1,392	1.24%
Short-term borrowings	15,399	249	3.26%	530	2	0.76%
Long-term debt	11,326	177	3.15%	17,619	248	2.84%
Total interest-bearing liabilities	1,166,574	1,940	0.34%	1,076,161	2,223	0.42%
Demand deposits	511,183			471,327
Other liabilities	21,379			24,814
Capital	215,629			241,585
Total liabilities and capital	$1,914,765			$1,813,887
Net interest rate spread (3)			3.33%			3.43%
Net interest income and net interest margin on a taxable-equivalent basis (4)		29,490	3.45%		28,858	3.57%
Ratio of interest-earning assets to interest-bearing liabilities	147.86%			151.28%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2022 as compared to the same period in 2021.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended June 30, 2022 vs. 2021
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,165	(1,474)	(309)
Interest-bearing demand deposits	(20)	22	2
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	—	13	13
Investment securities:
Equity securities	—	(1)	(1)
Debt securities, taxable	439	287	726
Debt securities, non-taxable	(100)	18	(82)
Total interest income	1,484	(1,135)	349

Interest-bearing Liabilities:
NOW and money fund deposits	41	25	66
Savings deposits	44	(45)	(1)
IRA and time certificates	(229)	(295)	(524)
Short-term borrowings	221	26	247
Long-term debt	(96)	25	(71)
Total interest expense	(19)	(264)	(283)
Net interest income	$1,503	(871)	632

Net interest income on a fully taxable-equivalent basis for the six months ended June 30, 2022 totaled $29,490,000, an increase of $632,000 from the comparable period in 2021.  Total interest income increased $349,000 and total interest expense decreased $283,000.

The $349,000 increase in total interest income was due primarily to a $726,000 increase in interest income from taxable debt securities, partially offset by a $309,000 decrease in loan interest income. The increase in interest income from taxable debt securities was due to a $58.8 million increase in average securities and to a 22 basis point increase in the average rate earned on these securities, reflecting higher market rates available on the new purchases. The decrease in loan interest income was primarily due to a 22 basis point decrease in the average rate earned on loans, largely offset by a $55.0 million increase in the average balance of LCNB's loan portfolio. Prepayment penalty fees totaling $657,000 were included in loan interest income during the first half of 2022, as compared to $502,000 in such fees during the first half of 2021.

The $283,000 decrease in total interest expense was due to a $524,000 decrease in interest expense for IRA and time certificates, partially offset by a $247,000 increase in interest expense for short-term borrowings. Interest expense for IRA and time certificates decreased due to a 29 basis point decrease in the average rate paid for these deposits and to a $41.7 million decrease in the average balance of these deposits. Management believes the decrease reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits, NOW and money fund deposits, and savings deposits have grown, while balances in IRA and time deposits have decreased. Interest expense for short-term borrowings increased primarily due to a $14.9 million increase in average borrowings outstanding and secondarily to a 250 basis point increase in the average rate paid for these borrowings, reflecting a new one-year line of credit borrowing originated during February 2022.

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

The provision for loan losses for the three and six months ended June 30, 2022 was $377,000 and $426,000, respectively, compared to credits of $15,000 and $67,000 for the same periods in 2021. The increase in the provision for loan losses was partially due to slightly higher net charge-offs and additional provisioning for the increase in volume of the commercial real estate loan portfolio. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three and six months ended June 30, 2022 were $74,000 and $99,000, respectively, compared to net charge-offs of $12,000 and $9,000 for the same three and six-month periods in 2021.

Non-Interest Income

A comparison of non-interest income for the three and six months ended June 30, 2022 and June 30, 2021 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Difference	2022	2021	Difference
Fiduciary income	$1,643	1,735	(92)	3,338	3,264	74
Service charges and fees on deposit accounts	1,546	1,519	27	2,952	2,885	67
Bank owned life insurance income	269	269	—	534	536	(2)
Gains from sales of loans	64	151	(87)	188	194	(6)
Other operating income	6	640	(634)	66	900	(834)
Total non-interest income	$3,528	4,314	(786)	7,078	7,779	(701)

Reasons for changes include:
•Fiduciary income decreased during the second quarter primarily due to a decrease in the fair value of trust and brokerage assets managed, on which fees are based.
•Gains from sales of loans decreased during the second quarter primarily due to a lower volume of residential real estate loan sales.
•Other operating income for the 2021 periods includes a state tax refund of $508,000 recognized during the second quarter 2021. The remainder of the decrease is primarily due to an increase in net unrealized losses recognized on equity securities.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Interest Expense

A comparison of non-interest expense for the three and six months ended June 30, 2022 and June 30, 2021 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Difference	2022	2021	Difference
Salaries and employee benefits	$7,014	7,111	(97)	$14,229	13,544	685
Equipment expenses	428	443	(15)	836	811	25
Occupancy expense, net	735	729	6	1,510	1,523	(13)
State financial institutions tax	437	437	—	873	881	(8)
Marketing	368	357	11	630	625	5
Amortization of intangibles	112	260	(148)	252	517	(265)
FDIC insurance premiums, net	134	123	11	260	236	24
Contracted services	679	623	56	1,289	1,163	126
Other real estate owned, net	(879)	1	(880)	(879)	2	(881)
Other non-interest expense	2,441	2,124	317	4,719	4,398	321
Total non-interest expense	$11,469	12,208	(739)	$23,719	23,700	19

Reasons for changes include:
•Salaries and employee benefits for the six months period increased primarily due to overall wage and benefit increases, increased compensation expense for restricted stock grants, and to a higher amount of personnel expenses deferred in 2021 attributable to the high volume of PPP loans originated in that period.
•Amortization of intangibles decreased because the core deposit intangibles from the First Capital Bancshares, Inc. and Eaton National Bank & Trust Co. acquisitions amortized in full during the first quarter 2022.
•Other real estate owned, net for the 2022 periods is primarily due to a gain recognized on the sale of foreclosed property, slightly offset by other expenses recognized on such property.
•Other non-interest expense for the 2022 periods includes a $140,000 impairment charge recognized on a closed office building.

On June 21, 2022, the FDIC issued a proposed rule that, if adopted in its current form, would increase the initial base deposit insurance assessment rate by two basis points, beginning with the first quarterly assessment period of 2023. According to the FDIC, the proposal increases the likelihood that its designated reserve ratio will reach the required minimum level of 1.35% by the statutory deadline of September 30, 2028 and will support progress toward achieving the long-term goal of a 2% ratio. LCNB's current initial base deposit insurance rate is three basis points and it will increase to five basis points if the proposal is adopted. The proposed increase would remain in effect until the long-term goal of a 2% FDIC designated reserve ratio is achieved.

Income Taxes

LCNB's effective tax rate for the three and six months ended June 30, 2022 was 18.0% and 17.7%, respectively, compared to 18.5% and 18.2% for the three and six months ended June 30, 2021.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition

A comparison of balance sheet line items at June 30, 2022 and December 31, 2021 is as follows (dollars in thousands):

	June 30, 2022	December 31, 2021	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$31,815	18,136	13,679	75.42%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,250	2,546	(296)	(11.63)%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	301,232	308,177	(6,945)	(2.25)%
Debt securities, held-to-maturity, at cost	22,516	22,972	(456)	(1.99)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	5,203	5,203	—	—%
Loans, net	1,367,644	1,363,939	3,705	0.27%
Premises and equipment, net	34,519	35,385	(866)	(2.45)%
Operating lease right-of-use assets	6,101	6,357	(256)	(4.03)%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	2,178	2,473	(295)	(11.93)%
Bank owned life insurance	43,758	43,224	534	1.24%
Interest receivable	7,448	7,999	(551)	(6.89)%
Other assets	21,991	21,246	745	3.51%
Total assets	$1,912,627	1,903,629	8,998	0.47%

LIABILITIES:
Deposits:
Non-interest-bearing	$499,124	501,531	(2,407)	(0.48)%
Interest-bearing	1,159,701	1,127,288	32,413	2.88%
Total deposits	1,658,825	1,628,819	30,006	1.84%
Short-term borrowings	5,000	—	5,000	N/A
Long-term debt	25,000	10,000	15,000	150.00%
Operating lease liabilities	6,227	6,473	(246)	(3.80)%
Accrued interest and other liabilities	14,615	19,733	(5,118)	(25.94)%
Total liabilities	1,709,667	1,665,025	44,642	2.68%

SHAREHOLDERS' EQUITY:
Common shares	143,635	143,130	505	0.35%
Retained earnings	131,894	126,312	5,582	4.42%
Treasury shares at cost	(50,629)	(29,029)	(21,600)	74.41%
Accumulated other comprehensive loss, net of taxes	(21,940)	(1,809)	(20,131)	1,112.82%
Total shareholders' equity	202,960	238,604	(35,644)	(14.94)%
Total liabilities and shareholders' equity	$1,912,627	1,903,629	8,998	0.47%

Reasons for changes include:
•Debt securities, available-for-sale, decreased due to maturities and calls of securities totaling $13.7 million and decreases in market value totaling $25.5 million, largely offset by purchases of additional securities totaling $32.8 million.
•Net loans increased due to organic growth in the loan portfolio. Most of the growth occurred in the commercial real estate and commercial and industrial portfolios, partially offset by decreases in the residential real estate, consumer, and agricultural loan portfolios.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Interest-bearing deposits have grown substantially since the start of the COVID-19 pandemic and this trend continued during the first six months of 2022. Management believes the growth reflects customer preferences for liquidity during uncertain economic periods. Balances in NOW and savings accounts grew, while balances in IRA and time deposits decreased.
•Short-term borrowings increased due to a $20 million one-year revolving line of credit obtained in February 2022. The borrowing was used to finance the repurchase of 1,051,688 shares of LCNB common stock. During June 2022, this revolving line of credit was restructured into a $15 million amortizing term loan with a maturity of three years and a $5 million revolving line of credit with a maturity of one year.
•Long-term debt increased due to the $15 million term loan referred to above.
•Accrued interest and other liabilities decreased due to a combination of decreases in accrued bonuses caused by the payment of annual bonuses in January, a decrease in LIHTC liabilities due to funding payments made during the first half, and net deferred federal income taxes that were categorized as a net asset at June 30, 2022 being categorized as a net liability at December 31, 2021.
•Treasury shares increased because of the repurchase of 1,084,723 share of common stock during 2022, which represents 8.7% of the shares outstanding at December 31, 2021.
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Regulatory Capital:
Shareholders' equity	$217,508	234,451
Goodwill and other intangibles	(60,403)	(60,655)
Accumulated other comprehensive (income) loss	21,940	1,809
Tier 1 risk-based capital	179,045	175,605
Eligible allowance for loan losses	5,833	5,506
Total risk-based capital	$184,878	181,111
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.01%	12.25%
Tier 1 Capital to risk-weighted assets	12.01%	12.25%
Total Capital to risk-weighted assets	12.40%	12.64%
Leverage	9.58%	9.58%

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Its use was permitted beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the June 30, 2022 regulatory capital calculations.

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

Total remaining borrowing capacity with the Federal Home Loan Bank at June 30, 2022 was approximately $220.4 million. Additional borrowings of approximately $55.0 million were available through the line of credit arrangements at June 30, 2022.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment. The base projection uses a current interest rate scenario.  As shown below, the June 30, 2022 IRSA indicates that an increase in interest rates will have a positive effect on NII and a 100 basis point decrease in interest rates will have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$73,937	3,031	4.27%
Up 300	73,128	2,222	3.13%
Up 200	72,316	1,410	1.99%
Up 100	71,505	599	0.84%
Base	70,906	—	—%
Down 100	70,366	(540)	(0.76)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2022 EVE analysis indicates that an increase in interest rates of 300 basis points or 400 basis points will have a negative effect on the EVE and an increase in interest rates of 100 basis points or 200 basis points or a decrease in interest rates of 100 basis points will have a positive effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	$150,506	(13,770)	(8.38)%
Up 300	159,353	(4,923)	(3.00)%
Up 200	166,234	1,958	1.19%
Up 100	171,370	7,094	4.32%
Base	164,276	—	—%
Down 100	176,721	12,445	7.58%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2022, LCNB's disclosure controls and procedures were effective.

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
The FOMC increased the Federal Funds target range by 150 basis points during the first half of 2022. Interest rate increases by the Federal Reserve may continue throughout the rest of 2022 and into 2023. The higher borrowing cost resulting from increasing interest rates may cause financial hardship on consumers and businesses, including LCNB's borrowers, which could lead to increased loan losses, especially in fixed interest rate products. In addition, uncertainty about the timing and magnitude of future interest rate increases could reduce borrowing demand and, thus, the need for LCNB's lending services.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

On May 27, 2022, LCNB's Board of Directors authorized entry into a new Issuer Stock Repurchase Plan Agreement (the "Plan"). Under the terms of the Plan, LCNB is authorized to repurchase up to 500,000 of its outstanding common shares. The Plan will expire by or around December 31, 2022. The Plan replaced and superseded LCNB’s prior Issuer Stock Repurchase Plan Agreement, which was adopted in August 2020.

Under the Plan, LCNB may purchase common shares through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at LCNB's discretion. Factors include, but are not limited to, share price, trading volume, and general market conditions, along with LCNB’s general business conditions. The Program may be suspended or discontinued at any time and does not obligate LCNB to acquire any specific number of its common shares.

As part of the Plan, LCNB entered into a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The 10b5-1 trading plan permits common shares to be repurchased at times that LCNB might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan is administered by an independent broker and is subject to price, market volume, and timing restrictions.

LCNB CORP. AND SUBSIDIARIES
The following table sets forth information relating to repurchases made under the Plan during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	21,191
May	—	$—	—	500,000
June	33,035	$15.48	33,035	466,965

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 10, 2022	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

August 10, 2022	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

10.6	Form of Business Loan Agreement for the revolving line of credit between LCNB Corp. and Bankers' Bank - incorporated by reference to Registrant's Form 8-K filed on June 21, 2022, Exhibit 10.1.

10.7	Form of Business Loan Agreement for the term loan between LCNB Corp. and Bankers' Bank - incorporated by reference to Registrant's Form 8-K filed on June 21, 2022, Exhibit 10.2.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).