Form 10-Q
period 2022-09-30
LCNB CORP
filed 2022-11-09
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of November 8, 2022 was 11,267,459 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

AFS	Available-for-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Company	LCNB Corp. and its consolidated subsidiaries as a whole
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee of the Federal Reserve System
GAAP	Generally Accepted Accounting Principles
HTM	Held-to-Maturity
ICS	Insured Cash Sweep
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LIHTC	Low Income Housing Tax Credit
NOW	Negotiable Order of Withdrawal
OCC	Office of the Comptroller of the Currency
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDRs	Troubled Debt Restructurings

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Cash and due from banks	$17,754	16,810
Interest-bearing demand deposits	11,706	1,326
Total cash and cash equivalents	29,460	18,136
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,175	2,546
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	290,419	308,177
Debt securities, held-to-maturity, at cost	22,415	22,972
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	4,041	5,203
Loans, net	1,371,045	1,363,939
Premises and equipment, net	33,152	35,385
Operating lease right-of-use assets	6,025	6,357
Goodwill	59,221	59,221
Core deposit and other intangibles, net	1,996	2,473
Bank owned life insurance	44,027	43,224
Interest receivable	7,622	7,999
Other assets, net	26,351	21,246
TOTAL ASSETS	$1,904,700	1,903,629

LIABILITIES:
Deposits:
Noninterest-bearing	$521,704	501,531
Interest-bearing	1,135,666	1,127,288
Total deposits	1,657,370	1,628,819
Short-term borrowings	4,000	—
Long-term debt	24,539	10,000
Operating lease liabilities	6,116	6,473
Accrued interest and other liabilities	17,236	19,733
TOTAL LIABILITIES	1,709,261	1,665,025

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,264,931 and 14,213,792 shares at September 30, 2022 and December 31, 2021, respectively; outstanding 11,293,639 and 12,414,956 shares at September 30, 2022 and December 31, 2021, respectively	143,855	143,130
Retained earnings	135,202	126,312
Treasury shares at cost, 2,971,292 and 1,798,836 shares at September 30, 2022 and December 31, 2021, respectively	(52,009)	(29,029)
Accumulated other comprehensive loss, net of taxes	(31,609)	(1,809)
TOTAL SHAREHOLDERS' EQUITY	195,439	238,604
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,904,700	1,903,629

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$15,026	13,729	43,360	42,372
Dividends on equity securities:
With a readily determinable fair value	14	12	40	38
Without a readily determinable fair value	6	5	16	16
Interest on debt securities:
Taxable	1,323	1,027	3,672	2,650
Non-taxable	190	214	567	656
Other investments	145	37	379	256
TOTAL INTEREST INCOME	16,704	15,024	48,034	45,988

INTEREST EXPENSE:
Interest on deposits	979	836	2,493	2,809
Interest on short-term borrowings	71	2	320	4
Interest on long-term debt	210	113	387	361
TOTAL INTEREST EXPENSE	1,260	951	3,200	3,174
NET INTEREST INCOME	15,444	14,073	44,834	42,814
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(157)	306	269	239
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	15,601	13,767	44,565	42,575

NON-INTEREST INCOME:
Fiduciary income	1,513	1,695	4,851	4,959
Service charges and fees on deposit accounts	1,706	1,621	4,658	4,506
Bank owned life insurance income	269	269	803	805
Gains from sales of loans	—	366	188	560
Other operating income	93	155	159	1,055
TOTAL NON-INTEREST INCOME	3,581	4,106	10,659	11,885

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,062	7,096	21,291	20,640
Equipment expenses	398	421	1,234	1,232
Occupancy expense, net	790	713	2,300	2,236
State financial institutions tax	439	437	1,312	1,318
Marketing	215	253	845	878
Amortization of intangibles	113	263	365	780
FDIC insurance premiums, net	137	129	397	365
Contracted services	613	655	1,902	1,818
Other real estate owned, net	5	—	(874)	2
Other non-interest expense	2,578	2,062	7,297	6,460
TOTAL NON-INTEREST EXPENSE	12,350	12,029	36,069	35,729
INCOME BEFORE INCOME TAXES	6,832	5,844	19,155	18,731
PROVISION FOR INCOME TAXES	1,253	1,027	3,435	3,384
NET INCOME	$5,579	4,817	15,720	15,347

Dividends declared per common share	$0.20	0.19	0.60	0.57
Earnings per common share:
Basic	$0.49	0.39	1.36	1.21
Diluted	0.49	0.39	1.36	1.21
Weighted average common shares outstanding:
Basic	11,284,225	12,455,276	11,478,256	12,663,368
Diluted	11,284,225	12,455,276	11,478,256	12,663,378

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$5,579	4,817	15,720	15,347
Other comprehensive loss:
Net unrealized loss on available-for-sale debt securities (net of taxes of $(2,571) and $(178) for the three months ended September 30, 2022 and 2021, respectively, and $(7,923) and $(838) for the nine months ended September 30, 2022 and 2021, respectively)	(9,670)	(669)	(29,804)	(3,152)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost (net of taxes of $— and $— for the three months ended September 30, 2022 and 2021, respectively, and $1 and $1 for the nine months ended September 30, 2022 and 2021, respectively)	1	2	4	5
Other comprehensive loss, net of tax	(9,669)	(667)	(29,800)	(3,147)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,090)	4,150	(14,080)	12,200

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three Months Ended September 30, 2022
Balance at June 30, 2022	11,374,515	$143,635	131,894	(50,629)	(21,940)	202,960
Net income			5,579			5,579
Other comprehensive loss, net of taxes					(9,669)	(9,669)
Dividend Reinvestment and Stock Purchase Plan	6,857	107				107
Repurchase of common stock	(87,733)			(1,380)		(1,380)
Compensation expense relating to restricted stock	—	113				113
Common stock dividends, $0.20 per share			(2,271)			(2,271)
Balance at September 30, 2022	11,293,639	$143,855	135,202	(52,009)	(31,609)	195,439

Nine Months Ended September 30, 2022
Balance at December 31, 2021	12,414,956	$143,130	126,312	(29,029)	(1,809)	238,604
Net income			15,720			15,720
Other comprehensive loss, net of taxes					(29,800)	(29,800)
Dividend Reinvestment and Stock Purchase Plan	18,585	308				308
Repurchase of common stock	(1,172,456)			(22,980)		(22,980)
Shares issued for restricted stock awards	32,554
Compensation expense relating to restricted stock		417				417
Common stock dividends, $0.60 per share			(6,830)			(6,830)
Balance at September 30, 2022	11,293,639	$143,855	135,202	(52,009)	(31,609)	195,439

Three Months Ended September 30, 2021
Balance at June 30, 2021	12,634,845	$142,791	120,720	(25,122)	1,563	239,952
Net income			4,817			4,817
Other comprehensive loss, net of taxes					(667)	(667)
Dividend Reinvestment and Stock Purchase Plan	6,007	104				104
Repurchase of common stock	(206,768)			(3,468)		(3,468)
Forfeiture of shares issued for restricted stock awards	(756)
Compensation expense relating to restricted stock		51				51
Common stock dividends, $0.19 per share			(2,370)			(2,370)
Balance at September 30, 2021	12,433,328	$142,946	123,167	(28,590)	896	238,419

Nine Months Ended September 30, 2021
Balance at December 31, 2020	12,858,325	$142,443	115,058	(20,719)	4,043	240,825
Net income			15,347			15,347
Other comprehensive loss, net of taxes					(3,147)	(3,147)
Dividend Reinvestment and Stock Purchase Plan	17,199	303				303
Repurchase of common stock	(468,072)			(7,871)		(7,871)
Exercise of stock options	311	4				4
Shares issued for restricted stock awards, net of forfeitures	25,565
Compensation expense relating to restricted stock		196				196
Common stock dividends, $0.57 per share			(7,238)			(7,238)
Balance at September 30, 2021	12,433,328	$142,946	123,167	(28,590)	896	238,419

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,720	15,347
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	2,177	1,665
Provision for loan losses	269	239
(Benefit from) provision for deferred income taxes	(444)	76
Increase in cash surrender value of bank owned life insurance	(803)	(805)
Loss (gain) on equity securities	384	(76)
Realized (gain) loss from sales of premises and equipment	456	(6)
Realized gain from sales of other real estate owned	(889)	—
Origination of mortgage loans for sale	(8,468)	(21,558)
Realized gains from sales of loans	(188)	(560)
Proceeds from sales of mortgage loans	8,562	21,860
Compensation expense related to restricted stock	417	196
Changes in:
Accrued interest receivable	377	(287)
Other assets	2,079	(1,740)
Other liabilities	(1,307)	438
TOTAL ADJUSTMENTS	2,622	(558)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	18,342	14,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of debt securities:
Available-for-sale	17,797	23,464
Held-to-maturity	1,312	1,605
Purchases of equity securities	(13)	(13)
Purchases of debt securities:
Available-for-sale	(38,581)	(132,428)
Held-to-maturity	(755)	(1,215)
Proceeds from redemption of Federal Home Loan Bank stock	1,162	—
Net increase in loans	(7,454)	(38,861)
Proceeds from sale of other real estate owned	1,605	—
Purchases of premises and equipment	(553)	(1,203)
Proceeds from sale of premises and equipment	874	6
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(24,606)	(148,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	28,551	147,780
Net increase in short-term borrowings	4,000	—
Proceeds from long-term debt	15,000	—
Principal payments on long-term debt	(461)	(7,000)
Proceeds from issuance of common stock	308	28
Repurchase of common stock	(22,980)	(7,871)
Proceeds from exercise of stock options	—	4
Cash dividends paid on common stock	(6,830)	(6,963)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,588	125,978
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,324	(7,878)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,136	31,730
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,460	23,852

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,243	3,336
Income taxes paid, net of refunds	2,900	3,190

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned	716	—
Right-of-use assets obtained in exchange for lease obligations	—	801

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

Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2021 Annual Report on Form 10-K filed with the SEC.

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

LCNB has created a cross-functional CECL Committee composed of members from the lending, Wealth Management, and finance departments. During 2017, the CECL Committee selected a vendor to assist in implementation of and ongoing compliance with the new requirements. It has completed analyzing its data collection efforts, selected a calculation model, analyzed its pool segmentation and reporting mechanisms, and has finished back testing in preparation for adoption of the new methodology. Management has chosen the Discounted Cash Flow methodology for all loan pools except for the farm real estate and agricultural pools, which will use the Weighted Average Remaining Maturity (WARM) methodology. While the committee and management expect that implementation of ASU No. 2016-13 will increase the balance of the allowance for loan losses by a range of 24% to 53%, they are continuing to evaluate the modeling and its potential impact on LCNB's results of consolidated operations and financial position. A second, updated back test is currently in process. LCNB is also developing internal control processes and disclosure documentation related to adoption of this standard.

ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures"
ASU No. 2022-02 was issued in March 2022 and, once effective, will eliminate the accounting guidance on TDRs for creditors who have adopted ASU No. 2016-13 and provides for enhanced disclosures for certain modifications to borrowers experiencing financial difficulties. The update also amends the guidance on vintage disclosures for public business entities, as defined, to require the disclosure of current-period gross charge-offs by year of origination. For entities that have adopted ASU No. 2016-13, the update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU No. 2016-13, this update needs to be adopted at the same time that ASU No. 2016-13 is adopted. Early adoption is permitted if an entity has already adopted ASU No. 2016-13. Adoption of ASU No. 2022-02 is not expected to have a material impact on LCNB's results of consolidated operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 1 - Basis of Presentation (continued)

ASU No. 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions"
ASU No. 2022-03 was issued in June 2022 and, once effective, will clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of the security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The update clarifies that a sales restriction is not considered in measuring fair value. In addition an entity will need to disclose the fair value of equity securities subject to contractual sales restrictions, the nature and remaining durations of the sales restrictions, and any circumstances that could cause a lapse in the restrictions. For public business entities, ASU No.2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted. The amendments are to be applied prospectively with any adoption adjustments recognized in earnings and disclosed on the date of adoption. Adoption of ASU No. 2022-03 is not expected to have a material impact on LCNB's results of consolidated operations or financial position. LCNB does not currently own any equity securities subject to contractual sale restrictions.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities

The amortized cost and estimated fair value of debt securities at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2022
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$84,990	—	9,173	75,817
U.S. Agency notes	89,196	—	11,597	77,599
Corporate bonds	6,700	—	815	5,885
U.S. Agency mortgage-backed securities	93,288	7	12,044	81,251
Municipal securities:
Non-taxable	9,239	—	547	8,692
Taxable	46,677	4	5,506	41,175
	$330,090	11	39,682	290,419

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$18,846	—	980	17,866
Taxable	3,569	—	508	3,061
	$22,415	—	1,488	20,927

December 31, 2021
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$75,443	57	756	74,744
U.S. Agency notes	89,293	45	2,092	87,246
Corporate Bonds	5,200	70	118	5,152
U.S. Agency mortgage-backed securities	96,018	1,350	692	96,676
Municipal securities:
Non-taxable	8,959	125	18	9,066
Taxable	35,208	531	446	35,293
	$310,121	2,178	4,122	308,177

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$19,403	98	—	19,501
Taxable	3,569	21	4	3,586
	$22,972	119	4	23,087

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Information concerning debt securities with gross unrealized losses at September 30, 2022 and December 31, 2021, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
Available-for-Sale:
U.S. Treasury notes	$16,461	1,011	59,356	8,162
U.S. Agency notes	11,993	1,280	65,606	10,317
Corporate bonds	4,244	556	1,641	259
U.S. Agency mortgage-backed securities	47,713	4,824	32,914	7,220
Municipal securities:
Non-taxable	7,367	392	861	155
Taxable	23,869	2,117	17,062	3,389
	$111,647	10,180	177,440	29,502

Held-to-Maturity:
Municipal securities:
Non-taxable	$11,973	980	—	—
Taxable	2,822	472	239	36
	$14,795	1,452	239	36

December 31, 2021
Available-for-Sale:
U.S. Treasury notes	$66,891	756	—	—
U.S. Agency notes	58,648	1,257	20,289	835
Corporate Bonds	3,898	102	484	16
U.S. Agency mortgage-backed securities	49,813	692	—	—
Municipal securities:
Non-taxable	1,020	18	—	—
Taxable	18,434	322	3,535	124
	$198,704	3,147	24,308	975

Held-to-Maturity:
Municipal securities:
Non-taxable	$46	—	—	—
Taxable	271	4	—	—
	$317	4	—	—

Management has determined that the unrealized losses at September 30, 2022 are primarily due to fluctuations in market interest rates and do not reflect credit quality deterioration of the securities.   Because LCNB does not have the intent to sell the investments and it is more likely than not that LCNB will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, LCNB does not consider these investments to be other-than-temporarily impaired.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 2 - Investment Securities (continued)

Debt securities with a market value of $177,126,000 and $128,426,000 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at September 30, 2022.

Contractual maturities of debt securities at September 30, 2022 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$7,146	7,071	1,671	1,662
Due from one to five years	116,308	105,061	4,923	4,680
Due from five to ten years	112,618	96,423	2,888	2,606
Due after ten years	730	613	12,933	11,979
	236,802	209,168	22,415	20,927
U.S. Agency mortgage-backed securities	93,288	81,251	—	—
	$330,090	290,419	22,415	20,927

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at September 30, 2022 on its investments in equity securities without a readily determinable fair value.

The cost and estimated fair value of equity securities with a readily determinable fair value at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$1,423	1,220	1,410	1,379
Equity securities	778	955	778	1,167
Total equity securities with a readily determinable fair value	$2,201	2,175	2,188	2,546

Changes in the fair value of equity securities with a readily determinable fair value for the three and nine months ended September 30, 2022 and 2021 were due solely to changes in unrealized gains and losses.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 - Loans

Major classifications of loans at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Commercial & industrial	$114,763	101,598
Commercial, secured by real estate	906,408	887,679
Residential real estate	317,250	335,106
Consumer	29,566	34,291
Agricultural	8,651	10,649
Other loans, including deposit overdrafts	51	122
Loans, gross	1,376,689	1,369,445
Less allowance for loan losses	5,644	5,506
Loans, net	$1,371,045	1,363,939
Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $937,000 and $961,000 at September 30, 2022 and December 31, 2021, respectively.

Non-accrual, past-due 90 days or more and still accruing, and accruing restructured loans as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Non-accrual loans:
Commercial, secured by real estate	$356	1,182
Residential real estate	109	299
Total non-accrual loans	465	1,481
Past-due 90 days or more and still accruing	—	56
Total non-accrual and past-due 90 days or more and still accruing	465	1,537
Accruing troubled debt restructured loans	1,282	2,622
Total	$1,747	4,159

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The allowance for loan losses for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2022
Balance, beginning of period	$1,287	3,825	625	67	18	11	5,833
Provision for (recovery of) loan losses	(33)	(164)	7	19	2	12	(157)
Losses charged off	—	—	—	(14)	—	(39)	(53)
Recoveries	—	—	—	—	—	21	21
Balance, end of period	$1,254	3,661	632	72	20	5	5,644

Nine Months Ended September 30, 2022
Balance, beginning of year	$1,095	3,607	665	105	30	4	5,506
Provision for (recovery of) loan losses	159	121	(47)	(14)	(10)	60	269
Losses charged off	—	(67)	(5)	(19)	—	(115)	(206)
Recoveries	—	—	19	—	—	56	75
Balance, end of period	$1,254	3,661	632	72	20	5	5,644

Three Months Ended September 30, 2021
Balance, beginning of period	$1,043	3,743	697	122	37	10	5,652
Provision for (recovery of) loan losses	(38)	368	(31)	(9)	(1)	17	306
Losses charged off	—	(110)	—	(4)	—	(32)	(146)
Recoveries	—	—	—	—	—	16	16
Balance, end of period	$1,005	4,001	666	109	36	11	5,828

Nine Months Ended September 30, 2021
Balance, beginning of year	$816	3,903	837	153	28	(9)	5,728
Provision for (recovery of) loan losses	189	210	(183)	(37)	8	52	239
Losses charged off	—	(112)	(16)	(9)	—	(75)	(212)
Recoveries	—	—	28	2	—	43	73
Balance, end of period	$1,005	4,001	666	109	36	11	5,828

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A breakdown of the allowance for loan losses and the loan portfolio by loan segment at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
September 30, 2022
Allowance for loan losses:
Individually evaluated for impairment	$4	12	9	—	—	—	25
Collectively evaluated for impairment	1,250	3,636	623	72	20	5	5,606
Acquired credit impaired loans	—	13	—	—	—	—	13
Balance, end of period	$1,254	3,661	632	72	20	5	5,644

Loans:
Individually evaluated for impairment	$125	1,010	491	—	—	—	1,626
Collectively evaluated for impairment	114,142	904,664	315,972	29,566	8,651	51	1,373,046
Acquired credit impaired loans	496	734	787	—	—	—	2,017
Balance, end of period	$114,763	906,408	317,250	29,566	8,651	51	1,376,689

December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$5	11	9	—	—	—	25
Collectively evaluated for impairment	1,090	3,596	656	105	30	4	5,481
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$1,095	3,607	665	105	30	4	5,506

Loans:
Individually evaluated for impairment	$155	2,945	559	—	—	—	3,659
Collectively evaluated for impairment	101,355	883,122	333,384	34,291	10,649	122	1,362,923
Acquired credit impaired loans	88	1,612	1,163	—	—	—	2,863
Balance, end of period	$101,598	887,679	335,106	34,291	10,649	122	1,369,445

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The risk characteristics of LCNB's material loan portfolio segments were as follows:

Commercial & Industrial Loans. LCNB’s commercial & industrial loan portfolio consists of loans for a variety of purposes, including, for example, loans to fund working capital requirements (such as inventory and receivables financing) and purchases of machinery and equipment.  LCNB offers a variety of commercial & industrial loan arrangements, including term loans, balloon loans, and lines of credit.  Commercial & industrial loans can have a fixed or variable rate, with maturities ranging from one to ten years.  Commercial & industrial loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. Commercial & industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business.  Collateral, when obtained, may include liens on furniture, fixtures, equipment, inventory, receivables, or other assets.  As a result, such loans involve complexities, variables, and risks that require thorough underwriting and more robust servicing than other types of loans.

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Outstanding PPP loans at September 30, 2022 and December 31, 2021 totaled $362,000 and $6,935,000, respectively, and unrecognized fees at those dates totaled $16,000 and $272,000, respectively.

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

Commercial real estate loans are underwritten based on the ability of the property, in the case of income-producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon global debt service, collateral value, financial strength and liquidity of any and all guarantors, and other factors. Commercial real estate loans are generally originated with a 75% to 85% maximum loan to appraised value ratio, depending upon borrower capacity.

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one to four-family residential properties.  Home equity lines of credit are also included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year or less draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable rate mortgage loans.  Adjustable rate loans are available with adjustment periods ranging between one to fifteen years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  A substantial majority of home equity lines of credit have a variable rate of interest based on the Wall Street Journal prime rate plus a margin.

Residential real estate loans are underwritten primarily based on the borrower’s ability to repay, prior credit history, and the value of the collateral.  LCNB generally requires private mortgage insurance for first mortgage loans that have a loan to appraised value ratio of greater than 80% or may require other credit enhancements for second lien mortgage loans.

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

A breakdown of the loan portfolio by credit quality indicators at September 30, 2022 and December 31, 2021 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
September 30, 2022
Commercial & industrial	$109,658	3,459	1,646	—	114,763
Commercial, secured by real estate	882,809	15,453	8,146	—	906,408
Residential real estate	315,277	—	1,973	—	317,250
Consumer	29,562	—	4	—	29,566
Agricultural	8,651	—	—	—	8,651
Other	51	—	—	—	51
Total	$1,346,008	18,912	11,769	—	1,376,689

December 31, 2021
Commercial & industrial	$98,694	2,757	147	—	101,598
Commercial, secured by real estate	851,709	22,336	13,634	—	887,679
Residential real estate	332,962	—	2,144	—	335,106
Consumer	34,281	—	10	—	34,291
Agricultural	10,649	—	—	—	10,649
Other	122	—	—	—	122
Total	$1,328,417	25,093	15,935	—	1,369,445

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

A loan portfolio aging analysis at September 30, 2022 and December 31, 2021 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
September 30, 2022
Commercial & industrial	$313	—	—	313	114,450	114,763	—
Commercial, secured by real estate	121	14	—	135	906,273	906,408	—
Residential real estate	98	301	41	440	316,810	317,250	—
Consumer	80	4	—	84	29,482	29,566	—
Agricultural	—	—	—	—	8,651	8,651	—
Other	51	—	—	51	—	51	—
Total	$663	319	41	1,023	1,375,666	1,376,689	—

December 31, 2021
Commercial & industrial	$—	—	—	—	101,598	101,598	—
Commercial, secured by real estate	181	—	784	965	886,714	887,679	—
Residential real estate	1,130	1	109	1,240	333,866	335,106	51
Consumer	22	5	5	32	34,259	34,291	5
Agricultural	—	—	—	—	10,649	10,649	—
Other	122	—	—	122	—	122	—
Total	$1,455	6	898	2,359	1,367,086	1,369,445	56

Impaired loans, including acquired credit impaired loans, at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial & industrial	$496	691	—	88	316	—
Commercial, secured by real estate	1,077	1,318	—	3,897	4,736	—
Residential real estate	1,074	1,391	—	1,501	1,857	—
Total	$2,647	3,400	—	5,486	6,909	—

With an allowance recorded:
Commercial & industrial	$125	130	4	155	160	5
Commercial, secured by real estate	667	667	25	660	660	11
Residential real estate	204	204	9	221	221	9
Total	$996	1,001	38	1,036	1,041	25

Total:
Commercial & industrial	$621	821	4	243	476	5
Commercial, secured by real estate	1,744	1,985	25	4,557	5,396	11
Residential real estate	1,278	1,595	9	1,722	2,078	9
Total	$3,643	4,401	38	6,522	7,950	25

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 3 – Loans (continued)

The following presents information related to the average recorded investment and interest income recognized on impaired loans, including acquired credit impaired loans, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$486	23	310	21
Commercial, secured by real estate	1,466	148	5,038	97
Residential real estate	1,169	26	2,072	43
Consumer	—	—	—	—
Other	—	—	169	13
Total	$3,121	197	7,589	174

With an allowance recorded:
Commercial & industrial	$130	2	170	2
Commercial, secured by real estate	672	18	671	9
Residential real estate	207	3	246	3
Consumer	—	—	—	—
Other	—	—	—	—
Total	$1,009	23	1,087	14

Total:
Commercial & industrial	$616	25	480	23
Commercial, secured by real estate	2,138	166	5,709	106
Residential real estate	1,376	29	2,318	46
Consumer	—	—	—	—
Other	—	—	169	13
Total	$4,130	220	8,676	188

Nine Months Ended September 30,
With no related allowance recorded:
Commercial & industrial	$285	52	273	64
Commercial, secured by real estate	2,543	271	6,432	299
Residential real estate	1,324	108	2,826	179
Consumer	—	—	2	—
Other	—	—	180	44
Total	$4,152	431	9,713	586

With an allowance recorded:
Commercial & industrial	$140	6	179	8
Commercial, secured by real estate	673	35	677	27
Residential real estate	213	9	251	11
Consumer	—	—	—	—
Other	—	—	—	—
Total	$1,026	50	1,107	46

Total:
Commercial & industrial	$425	58	452	72
Commercial, secured by real estate	3,216	306	7,109	326
Residential real estate	1,537	117	3,077	190
Consumer	—	—	2	—
Other	—	—	180	44
Total	$5,178	481	10,820	632

Of the interest income recognized on impaired loans during the nine months ended September 30, 2022, $4,000 was recognized on a cash basis and none was recognized on a cash basis during the nine months ended September 30, 2021.

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

Loan modifications that were classified as TDRs during the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	2022			2021
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Three Months Ended September 30,
Residential real estate	—	—	—	1	49	49
Total	—	$—	—	1	$49	49

Nine Months Ended September 30,
Residential real estate	—	—	—	3	97	101
Total	—	$—	$—	3	$97	$101

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructured loans for which there was a payment default within twelve months of the restructuring date during the nine months ended September 30, 2022 and 2021.

All troubled debt restructurings are considered impaired loans. The allowance for loan losses on such restructured loans is based on the present value of future expected cash flows.

Information concerning loans that were modified during the nine months ended September 30, 2022 and 2021 and that were determined to be troubled debt restructurings follows (in thousands):

	2022	2021
Impaired loans without a valuation allowance	$—	101
Impaired loans with a valuation allowance	—	—

Mortgage loans sold to and serviced for investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at September 30, 2022 and December 31, 2021 were approximately $145,317,000 and $149,382,000, respectively.

The total recorded investment in residential consumer mortgage loans secured by residential real estate that were in the process of foreclosure at December 31, 2021 was $58,000. No residential consumer mortgage loans secured by residential real estate were in the process of foreclosure at September 30, 2022.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Acquired Credit Impaired Loans

The following table provides at September 30, 2022 and December 31, 2021 the major classifications of acquired credit impaired loans that are accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2022	December 31, 2021
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$1	1
Commercial, secured by real estate	—	—
Residential real estate	229	398
Loans, gross	230	399
Less allowance for loan losses	—	—
Loans, net	$230	399

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$433	—
Commercial, secured by real estate	80	310
Residential real estate	413	463
Loans, gross	926	773
Less allowance for loan losses	13	—
Loans, net	$913	773

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	616	688
Residential real estate	48	51
Loans, gross	664	739
Less allowance for loan losses	—	—
Loans, net	$664	739

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$62	87
Commercial, secured by real estate	38	614
Residential real estate	97	251
Loans, gross	197	952
Less allowance for loan losses	—	—
Loans, net	$197	952

Total
Commercial & industrial	$496	88
Commercial, secured by real estate	734	1,612
Residential real estate	787	1,163
Loans, gross	2,017	2,863
Less allowance for loan losses	13	—
Loans, net	$2,004	2,863

The following table provides the outstanding balance and related carrying amount for acquired credit impaired loans at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Outstanding balance	$2,645	3,769
Carrying amount	2,017	2,863

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 4 - Acquired Credit Impaired Loans (continued)

Activity during the three and nine months ended September 30, 2022 and 2021 for the accretable discount related to acquired credit impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accretable discount at beginning of period	$43	84	$116	182
Reclassification from nonaccretable discount to accretable discount	115	22	143	65
Accretion	(141)	(77)	(242)	(218)
Accretable discount at end of period	$17	29	$17	29

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Affordable housing tax credit investment	$16,950	14,950
Less amortization	3,033	2,126
Net affordable housing tax credit investment	$13,917	12,824

Unfunded commitment	$8,316	8,655

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over thirteen years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Tax credits and other tax benefits recognized	$357	240	1,071	760
Tax credit amortization expense included in provision for income taxes	306	198	907	630

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 6 – Borrowings

Long-term debt at September 30, 2022 and December 31, 2021 was as follows (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Term loan	$14,539	4.25%	$—	—%
FHLB long-term advances	10,000	3.00%	10,000	3.00%
	$24,539	3.74%	$10,000	3.00%

At September 30, 2022, LCNB Corp. had a three-year term loan with a financial institution at a fixed interest rate of 4.25% and a final payment date of June 15, 2025.

All advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $280 million and $303 million at September 30, 2022 and December 31, 2021, respectively.  Total remaining borrowing capacity at September 30, 2022 was approximately $206.5 million.

Short-term borrowings at September 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	Rate	Amount	Rate
Revolving line of credit	$4,000	6.00%	$—	—%

At September 30, 2022, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $5 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. Remaining borrowing capacity at September 30, 2022 was $1.0 million. This agreement expires on June 15, 2023.

At September 30, 2022, LCNB had short-term line of credit borrowing arrangements with two financial institutions. The first arrangement is a short-term line of credit for a maximum amount of $25 million at the interest rate in effect at the time of the borrowing. The second arrangement is a short-term line of credit for a maximum amount of $30 million, at an interest rate equal to the lending institution’s federal funds rate plus 50 basis points. The full amounts of the lines of credit were available at September 30, 2022 because funds were not outstanding on either arrangement.

Under the terms of a REPO Based Advance program with the FHLB of Cincinnati, LCNB can borrow up to $87.1 million in short-term advances as of September 30, 2022, subject to total remaining borrowing capacity limitations. LCNB can select terms ranging from one day to one year. The interest rate is the published rate in effect at the time of the advance. This agreement expires on February 8, 2023.

Under the terms of a Cash Management Advance program with the FHLB of Cincinnati, LCNB can borrow up to $87.1 million in short-term advances as of September 30, 2022, subject to total remaining borrowing capacity limitations. LCNB can select a variable rate of interest for up to ninety days or a fixed rate of interest for a maximum of thirty days. The interest rate is the published rate in effect at the time of the advance. This agreement expires on February 8, 2023.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 7 - Leases

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and nine months ended September 30, 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$117	208	461	635
Short-term lease expense	100	11	184	36
Variable lease expense	1	1	2	3
Other	2	2	7	8
Total lease expense	$220	222	654	682

Other information related to leases at September 30, 2022 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$477
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted average remaining lease term in years for operating leases	33.6
Weighted average discount rate for operating leases	3.45%

Note 8 – Income Taxes

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.6)%	(0.8)%	(0.6)%	(0.7)%
Tax exempt income on bank owned life insurance	(0.8)%	(1.0)%	(0.9)%	(0.9)%
Captive insurance premium income	(0.7)%	(1.0)%	(0.8)%	(0.8)%
Other, net	(0.6)%	(0.6)%	(0.8)%	(0.5)%
Effective tax rate	18.3%	17.6%	17.9%	18.1%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Commitments to extend credit:
Commercial loans	$35,675	82,578
Other loans
Fixed rate	5,894	5,196
Adjustable rate	987	2,784
Unused lines of credit:
Fixed rate	31,188	32,655
Adjustable rate	245,492	150,746
Unused overdraft protection amounts on demand and NOW accounts	16,687	16,711
Standby letters of credit	5	5
Total commitments	$335,928	290,675

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2022 totaled approximately $514,000.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 10 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2022
Balance at beginning of period	$(21,670)	(270)	(21,940)	(1,536)	(273)	(1,809)
Other comprehensive (loss) income, net of taxes	(9,670)	1	(9,669)	(29,804)	4	(29,800)
Balance at end of period	$(31,340)	(269)	(31,609)	(31,340)	(269)	(31,609)

2021
Balance at beginning of period	$1,866	(303)	1,563	4,349	(306)	4,043
Other comprehensive (loss) income, net of taxes	(669)	2	(667)	(3,152)	5	(3,147)
Balance at end of period	$1,197	(301)	896	1,197	(301)	896
There were no reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2022 and 2021.

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month period ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Qualified noncontributory defined benefit retirement plan	$342	261	958	822
401(k) plan	157	162	494	474

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$14	13	40	39
Amortization of unrecognized net loss	2	2	6	6
Net periodic pension cost	$16	15	46	45

Amounts recognized in accumulated other comprehensive income (loss), net of tax, for the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net actuarial gain	$(1)	(2)	$(4)	(5)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 12 – Stock Based Compensation (continued)
The following table summarizes stock option activity for the periods indicated:

	Nine Months Ended September 30,
	2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, January 1,	—	$—	311	$12.60
Exercised	—	—	(311)	12.60
Outstanding, September 30,	—	—	—	—

The following table provides information related to stock options exercised during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Intrinsic value of options exercised	$—	1
Cash received from options exercised	—	4
Tax benefit realized from options exercised	—	—

Restricted stock awards granted under the 2015 Plan were as follows:

	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	44,512	$17.08	28,596	$17.42
Granted	32,554	19.25	26,321	16.85
Vested	(18,814)	18.01	(8,959)	17.54
Forfeited	—	—	(756)	16.86
Outstanding, September 30,	58,252	$17.99	45,202	$17.08

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock expense	$113	51	417	196
Tax effect	24	11	88	41

Unrecognized compensation expense for restricted stock awards was $814,000 at September 30, 2022 and is expected to be recognized over a period of 4.4 years.

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

Earnings per share for the three and nine months ended September 30, 2022 and 2021 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$5,579	4,817	15,720	15,347
Less allocation of earnings and dividends to participating securities	28	18	81	56
Net income allocated to common shareholders	$5,551	4,799	15,639	15,291

Weighted average common shares outstanding, gross	11,342,539	12,501,234	11,537,078	12,709,326
Less average participating securities	58,314	45,958	58,822	45,958
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	11,284,225	12,455,276	11,478,256	12,663,368
Add dilutive effect of:
Stock options	—	—	—	10
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	11,284,225	12,455,276	11,478,256	12,663,378

Earnings per common share:
Basic	$0.49	0.39	1.36	1.21
Diluted	0.49	0.39	1.36	1.21

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$955	955	—	—
Mutual funds	36	36	—	—
Mutual funds measured at net asset value	1,184	1,184	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	75,817	75,817	—	—
U.S. Agency notes	77,599	—	77,599	—
Corporate bonds	5,885	—	5,885	—
U.S. Agency mortgage-backed securities	81,251	—	81,251	—
Municipal securities:
Non-taxable	8,692	—	8,692	—
Taxable	41,175	—	41,175	—
Total recurring fair value measurements	$292,594	77,992	214,602	—

Nonrecurring fair value measurements:
Impaired loans	$958	—	—	958
Total nonrecurring fair value measurements	$958	—	—	958

December 31, 2021
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,167	1,167	—	—
Mutual funds	51	51	—	—
Mutual funds measured at net asset value	1,328	1,328	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	74,744	74,744	—	—
U.S. Agency notes	87,246	—	87,246	—
Corporate bonds	5,152	—	5,152	—
U.S. Agency mortgage-backed securities	96,676	—	96,676	—
Municipal securities:
Non-taxable	9,066	—	9,066	—
Taxable	35,293	—	35,293	—
Total recurring fair value measurements	$310,723	77,290	233,433	—

Nonrecurring fair value measurements:
Impaired loans	$1,011	—	—	1,011
Total nonrecurring fair value measurements	$1,011	—	—	1,011

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2022 and December 31, 2021 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
September 30, 2022
Impaired loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
Impaired loans	$958	Discounted cash flows	Discount rate	8.125%	4.625%	6.06%

December 31, 2021
Impaired loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
Impaired loans	1,011	Discounted cash flows	Discount rate	8.13%	4.63%	6.07%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Note 14 - Fair Value Measurements (continued)
Carrying amounts and estimated fair values of financial instruments as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
FINANCIAL ASSETS:
Cash and cash equivalents	$29,460	29,460	29,460	—	—
Debt securities, held-to-maturity	22,415	20,927	—	—	20,927
Loans, net	1,371,045	1,206,806	—	—	1,206,806
Accrued interest receivable	7,622	7,622	—	7,622	—

FINANCIAL LIABILITIES:
Deposits	1,657,370	1,657,818	1,500,286	157,532	—
Short-term borrowings	4,000	4,000	4,000	—	—
Long-term debt	24,539	24,015	—	24,015	—
Accrued interest payable	233	233	—	233	—

December 31, 2021
FINANCIAL ASSETS:
Cash and cash equivalents	$18,136	18,136	18,136	—	—
Debt securities, held-to-maturity	22,972	23,087	—	—	23,087
Loans, net	1,363,939	1,333,840	—	—	1,333,840
Accrued interest receivable	7,999	7,999	—	7,999	—

FINANCIAL LIABILITIES:
Deposits	1,628,819	1,630,158	1,435,487	194,671	—
Long-term debt	10,000	10,292	—	10,292	—
Accrued interest payable	277	277	—	277	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at September 30, 2022 and December 31, 2021.

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

The COVID-19 pandemic has continued to disrupt the global economy and the lives of individuals throughout the world. Governments, businesses, and the public have taken and are taking actions to contain the spread of COVID-19 and to mitigate its effects. The pandemic and related efforts to contain it have disrupted economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. While progress has been made in combating the COVID-19 pandemic, the likelihood and extent to which COVID-19 will continue to impact LCNB's operating results will depend on future developments, including resurgences of the virus and variants or sub-variants of the virus in LCNB's geographic markets, which are uncertain and unpredictable.

LCNB participated in the CARES Act PPP that provided government guaranteed and potentially forgivable loans to applicants. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses with funds to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. Outstanding PPP loans at September 30, 2022 and December 31, 2021 totaled $362,000 and $6,935,000, respectively, and unrecognized fees at those dates totaled $16,000 and $272,000, respectively.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Accounting for Intangibles.  LCNB’s intangible assets at September 30, 2022 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. Goodwill is not subject to amortization, but is reviewed annually for impairment or sooner if circumstances indicate a possible impairment.  Core deposit intangibles are amortized on a straight line basis over their respective estimated weighted average lives.

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

Results of Operations

Net income for the three and nine months ended September 30, 2022 was $5,579,000 and $15,720,000, respectively (total basic and diluted earnings per share of $0.49 and $1.36). This compares to net income of $4,817,000 and $15,347,000 (total basic and diluted earnings per share of $0.39 and $1.21) for the same three and nine-month periods in 2021.

Net interest income for the three and nine months ended September 30, 2022 was $15,444,000 and $44,834,000, respectively, compared to $14,073,000 and $42,814,000 for the same periods in 2021. Favorably contributing to the variances for both the three and nine-month periods were overall growth in the portfolio, an increase in average rates earned on taxable debt securities, and an increase in prepayment fees included in loan interest income.

LCNB recorded a net loan loss recovery of $157,000 and a provision for loan losses of $269,000 for the respective three and nine-month periods ended September 30, 2022. This compares to provisions of $306,000 and $239,000 for the same three and nine-month periods in 2021.

Non-interest income for the three and nine months ended September 30, 2022 was $3,581,000 and $10,659,000, respectively. This compares to $4,106,000 and $11,885,000 for the same periods in 2021. Non-interest income for the nine months ended September 30, 2021 included a one-time $508,000 refund on the Company’s Ohio Financial Institutions Taxes, which was included in other operating income. The remainder of the decrease was primarily due to decreased fiduciary income, decreased gains from sales of loans, and net unrealized losses recognized on LCNB's equity securities investment portfolio.

Non-interest expense for the three and nine months ended September 30, 2022 was $12,350,000 and $36,069,000, respectively, compared to $12,029,000 and $35,729,000 for the same three and nine-month periods in 2021. Other non-interest expense for the three and nine months ended September 30, 2022, included $332,000 and $471,000, respectively, in losses from the sales of two office buildings as a result of LCNB's office consolidation strategy. For the 2022 nine-month period, the year-over-year increase in non-interest expense was partially offset by an $889,000 gain from the sale of other real estate owned recognized during the second quarter 2022.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended September 30, 2022 vs. September 30, 2021
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2022 and September 30, 2021, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,384,520	15,026	4.31%	$1,321,629	13,729	4.12%
Interest-bearing demand deposits	13,212	80	2.40%	10,746	11	0.41%
Federal Reserve Bank stock	4,652	—	—%	4,652	—	—%
Federal Home Loan Bank stock	4,369	65	5.90%	5,203	26	1.98%
Investment securities:
Equity securities	4,387	20	1.81%	4,588	17	1.47%
Debt securities, taxable	297,001	1,323	1.77%	309,136	1,027	1.32%
Debt securities, non-taxable (2)	27,890	241	3.43%	32,635	271	3.29%
Total earnings assets	1,736,031	16,755	3.83%	1,688,589	15,081	3.54%
Non-earning assets	198,667			196,292
Allowance for loan losses	(5,830)			(5,567)
Total assets	$1,928,868			$1,879,314

NOW and money market deposits	$539,228	422	0.31%	$490,596	142	0.11%
Savings deposits	453,420	159	0.14%	418,074	149	0.14%
IRA and time certificates	168,358	398	0.94%	207,010	545	1.04%
Short-term borrowings	5,728	71	4.92%	1,320	2	0.60%
Long-term debt	24,920	210	3.34%	15,000	113	2.99%
Total interest-bearing liabilities	1,191,654	1,260	0.42%	1,132,000	951	0.33%
Demand deposits	508,926			480,093
Other liabilities	23,237			26,245
Capital	205,051			240,976
Total liabilities and capital	$1,928,868			$1,879,314
Net interest rate spread (3)			3.41%			3.21%
Net interest income and net interest margin on a taxable-equivalent basis (4)		15,495	3.54%		14,130	3.32%
Ratio of interest-earning assets to interest-bearing liabilities	145.68%			149.17%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2022 as compared to the same period in 2021.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2022 vs. 2021
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$668	629	1,297
Interest-bearing demand deposits	3	66	69
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	(5)	44	39
Investment securities:
Equity securities	(1)	4	3
Debt securities, taxable	(42)	338	296
Debt securities, non-taxable	(41)	11	(30)
Total interest income	582	1,092	1,674

Interest-bearing Liabilities:
NOW and money market deposits	15	265	280
Savings deposits	12	(2)	10
IRA and time certificates	(95)	(52)	(147)
Short-term borrowings	22	47	69
Long-term debt	82	15	97
Total interest expense	36	273	309
Net interest income	$546	819	1,365

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2022 totaled $15,495,000, an increase of $1,365,000 from the comparable period in 2021.  Total interest income increased $1,674,000 and total interest expense increased $309,000.

The $1,674,000 increase in total interest income was due primarily to a $1,297,000 increase in loan interest income and a $296,000 increase in interest income from taxable debt securities. The increase in loan interest income was due to a $62.9 million increase in the average balance of LCNB's loan portfolio and to a net 19 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio. Contributing to this rate increase was loan prepayment penalty income totaling $265,000 during the third quarter of 2022, as compared to $56,000 in such income during the third quarter of 2021. The increase in interest income from taxable debt securities was due to a 45 basis point increase in the average rate earned on these securities, partially offset by a $12.1 million decrease in average securities. The increase in loan and taxable debt securities average rates reflects higher market rates.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The $309,000 increase in total interest expense was primarily due to a $280,000 increase in interest expense for NOW and money market deposits, a $69,000 increase in interest expense for short-term borrowings, and a $97,000 increase in interest expense for long-term debt, partially offset by a $147,000 decrease in interest expense for IRA and time certificates. Interest expense for NOW and money market deposits increased primarily due to a 20 basis point increase in the average rate paid for these deposits, reflecting higher market rates. Interest expense for short-term borrowings increased primarily because of a 432 basis point increase in the average rate paid on such borrowings and secondarily to a $4.4 million increase in average borrowings outstanding. These increases are reflective of a new one-year line of credit borrowing originated during February 2022. Interest expense for long-term debt increased primarily due to a $9.9 million increase in average debt outstanding and secondarily to a 35 basis point increase in the average rate paid on such debt. These increases are reflective of a new term loan originated during June 2022. Interest expense for IRA and time certificates decreased due to a $38.7 million decrease in the average balance of these deposits and to a 10 basis point decrease in the average rate paid for these deposits. Management believes the decrease reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits, NOW and money market deposits, and savings deposits grew, while balances in IRA and time deposits decreased.

Increases in market rates during 2022 were primarily caused by increases in the Targeted Federal Funds rate by the FOMC. The Targeted Federal Funds rate was increased by 300 basis points during the first nine months of 2022, with more increases forecasted to occur during the remainder of 2022 and into 2023.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Nine Months Ended September 30, 2022 vs. September 30, 2021
The following table presents, for the three months ended September 30, 2022 and September 30, 2021, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,379,080	43,360	4.20%	$1,321,426	42,372	4.29%
Interest-bearing demand deposits	10,546	109	1.38%	17,031	38	0.30%
Federal Reserve Bank stock	4,652	140	4.02%	4,652	140	4.02%
Federal Home Loan Bank stock	4,922	130	3.53%	5,203	78	2.00%
Investment securities:
Equity securities	4,484	56	1.67%	4,569	54	1.58%
Debt securities, taxable	297,162	3,672	1.65%	262,245	2,650	1.35%
Debt securities, non-taxable (2)	27,831	718	3.45%	33,335	830	3.33%
Total earnings assets	1,728,677	48,185	3.73%	1,648,461	46,162	3.74%
Non-earning assets	196,750			193,079
Allowance for loan losses	(5,623)			(5,653)
Total assets	$1,919,804			$1,835,887

NOW and money market deposits	$515,868	762	0.20%	$457,842	416	0.12%
Savings deposits	451,597	465	0.14%	399,447	456	0.15%
IRA and time certificates	179,514	1,266	0.94%	220,157	1,937	1.18%
Short-term borrowings	12,140	320	3.52%	796	4	0.67%
Long-term debt	15,907	387	3.25%	16,736	361	2.88%
Total interest-bearing liabilities	1,175,026	3,200	0.36%	1,094,978	3,174	0.39%
Demand deposits	510,422			474,281
Other liabilities	22,292			25,249
Capital	212,064			241,379
Total liabilities and capital	$1,919,804			$1,835,887
Net interest rate spread (3)			3.37%			3.35%
Net interest income and net interest margin on a taxable-equivalent basis (4)		44,985	3.48%		42,988	3.49%
Ratio of interest-earning assets to interest-bearing liabilities	147.12%			150.55%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2022 as compared to the same period in 2021.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended September 30, 2022 vs. 2021
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,824	(836)	988
Interest-bearing demand deposits	(19)	90	71
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	(4)	56	52
Investment securities:
Equity securities	(1)	3	2
Debt securities, taxable	382	640	1,022
Debt securities, non-taxable	(141)	29	(112)
Total interest income	2,041	(18)	2,023

Interest-bearing Liabilities:
NOW and money market deposits	58	288	346
Savings deposits	56	(47)	9
IRA and time certificates	(323)	(348)	(671)
Short-term borrowings	243	73	316
Long-term debt	(19)	45	26
Total interest expense	15	11	26
Net interest income	$2,026	(29)	1,997

Net interest income on a fully taxable-equivalent basis for the nine months ended September 30, 2022 totaled $44,985,000, an increase of $1,997,000 from the comparable period in 2021.  Total interest income increased $2,023,000 and total interest expense increased $26,000.

The $2,023,000 increase in total interest income was due primarily to a $1,022,000 increase in interest income from taxable debt securities and to a $988,000 increase in loan interest income. The increase in interest income from taxable debt securities was due to a $34.9 million increase in average securities and to a 30 basis point increase in the average rate earned on these securities, reflecting higher market rates available on new purchases. The increase in loan interest income was primarily due to a $57.7 million increase in the average balance of LCNB's loan portfolio, partially offset by a 9 basis point decrease in the average rate earned on loans caused, in part, by a decrease in PPP loan fees recognized. Contributing to the increase in loan interest income was loan prepayment penalty income totaling $998,000 during the first nine months of 2022, as compared to $558,000 in such income during the first nine months of 2021.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The $26,000 increase in total interest expense was due to a $346,000 increase in interest expense for NOW and money fund deposits and a $316,000 increase in interest expense for short-term borrowings, largely offset by a $671,000 decrease in interest expense for IRA and time certificates. Interest expense for NOW and money market deposits increased primarily due to an 8 basis point increase for the average rate paid for these deposits and secondarily to a $58.0 million increase in average balances outstanding. Interest expense for short-term borrowings increased primarily due to an $11.3 million increase in average borrowings outstanding and secondarily to a 285 basis point increase in the average rate paid for these borrowings, reflecting a new one-year line of credit borrowing originated during February 2022. Interest expense for IRA and time certificates decreased due to a 23 basis point decrease in the average rate paid for these deposits and to a $40.6 million decrease in the average balance of these deposits. Management believes the decrease reflects customer preferences for liquidity during uncertain economic periods. Balances in demand deposits, NOW and money market deposits, and savings deposits grew, while balances in IRA and time deposits decreased.

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

LCNB recorded a net loan loss recovery of $157,000 for the three months ended September 30, 2022 and a net provision for loan losses of $269,000 for the nine months ended September 30, 2022. This compares to net provisions for loan losses of $306,000 and $239,000 for the three and nine months ended September 30, 2021. The decrease for the three month period ended September 30, 2022 was largely driven by an improvement in the five-year historical loss history, decreases in certain qualitative factors, and a decrease in loans individually evaluated for impairment. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three and nine months ended September 30, 2022 were $32,000 and $131,000, respectively, compared to net charge-offs of $130,000 and $139,000 for the same three and nine-month periods in 2021.

Non-Interest Income

A comparison of non-interest income for the three and nine months ended September 30, 2022 and September 30, 2021 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Difference	2022	2021	Difference
Fiduciary income	$1,513	1,695	(182)	4,851	4,959	(108)
Service charges and fees on deposit accounts	1,706	1,621	85	4,658	4,506	152
Bank owned life insurance income	269	269	—	803	805	(2)
Gains from sales of loans	—	366	(366)	188	560	(372)
Other operating income	93	155	(62)	159	1,055	(896)
Total non-interest income	$3,581	4,106	(525)	10,659	11,885	(1,226)

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Reasons for changes include:
•Fiduciary income decreased primarily due to decreases in the fair values of trust and brokerage assets managed, on which fees are based. The decreases in fair value are primarily due to an overall decrease in the market values of equity securities caused by current general economic conditions.
•Gains from sales of loans decreased primarily due to a lower volume of residential real estate loans sold during 2022, including no loan sales at all during the third quarter 2022.
•Other operating income for the nine months ended September 30, 2021 included a one-time Ohio Financial Institutions Tax refund of $508,000 recognized during the second quarter 2021. In addition, during the three and nine-month periods ending on September 30, 2022, LCNB recognized $80,000 and $384,000 in net unrealized losses due to a decrease in the fair value of equity securities investments, compared to a net unrealized losses of $14,000 recorded during the comparable three-month period in 2021 and a $76,000 net unrealized gain recorded for the comparable nine-month period in 2021.

Non-Interest Expense

A comparison of non-interest expense for the three and nine months ended September 30, 2022 and September 30, 2021 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Difference	2022	2021	Difference
Salaries and employee benefits	$7,062	7,096	(34)	$21,291	20,640	651
Equipment expenses	398	421	(23)	1,234	1,232	2
Occupancy expense, net	790	713	77	2,300	2,236	64
State financial institutions tax	439	437	2	1,312	1,318	(6)
Marketing	215	253	(38)	845	878	(33)
Amortization of intangibles	113	263	(150)	365	780	(415)
FDIC insurance premiums, net	137	129	8	397	365	32
Contracted services	613	655	(42)	1,902	1,818	84
Other real estate owned, net	5	—	5	(874)	2	(876)
Other non-interest expense	2,578	2,062	516	7,297	6,460	837
Total non-interest expense	$12,350	12,029	321	$36,069	35,729	340

Reasons for changes include:
•Salaries and employee benefits for the nine months period increased primarily due to overall wage and benefit increases, increased compensation expense for restricted stock grants, increased pension expense, and to a higher amount of personnel expenses deferred in 2021 attributable to the high volume of PPP loans originated in that period.
•Amortization of intangibles decreased because the core deposit intangibles from the First Capital Bancshares, Inc. and Eaton National Bank & Trust Co. acquisitions amortized in full during the first quarter 2022.
•Other real estate owned, net for the 2022 nine-month period is primarily due to a gain recognized on the sale of foreclosed property, slightly offset by other expenses recognized on such property.
•Other non-interest expense for the three and nine months ended September 30, 2022, included $332,000 and $471,000, respectively, in losses from the sales of office buildings as a result of LCNB's office consolidation strategy. One building was sold during the three-month period and two buildings were sold during the nine-month period.

On October 18, 2022, the FDIC issued a final rule that will increase the initial base deposit insurance assessment rate paid by insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. According to the FDIC, the proposal increases the likelihood that its designated reserve ratio will reach the required minimum level of 1.35% by the statutory deadline of September 30, 2028 and will support progress toward achieving the long-term goal of a 2% ratio. LCNB's current initial base deposit insurance rate is three basis points and it will increase to five basis points if the proposal is adopted. If the increased rate had been in effect for the September 30, 2022 payment to the FDIC, LCNB estimates that it would have paid approximately $88,000 in additional premiums. The increase will remain in effect until the long-term goal of a 2% FDIC designated reserve ratio is achieved. Progressively lower assessment rates will take effect when the reserve ratio reaches 2% and again when the reserve ratio reaches 2.5%.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
On September 2, 2022, the OCC announced reduced assessment rates for OCC-chartered community banks, such as LCNB. Effective with the March 2023 assessment, the OCC will make a 40% reduction in assessments based on the first $200 million in bank assets and a 20% reduction for assets between $200 million and $20 billion. If the new rates had been in effect for its September 30, 2022 assessment, LCNB estimates that its assessment would have been approximately 22% lower than the amount actually paid.

Income Taxes

LCNB's effective tax rate for the three and nine months ended September 30, 2022 was 18.3% and 17.9%, respectively, compared to 17.6% and 18.1% for the three and nine months ended September 30, 2021.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition

A comparison of balance sheet line items at September 30, 2022 and December 31, 2021 is as follows (dollars in thousands):

	September 30, 2022	December 31, 2021	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$29,460	18,136	11,324	62.44%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,175	2,546	(371)	(14.57)%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	290,419	308,177	(17,758)	(5.76)%
Debt securities, held-to-maturity, at cost	22,415	22,972	(557)	(2.42)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	4,041	5,203	(1,162)	(22.33)%
Loans, net	1,371,045	1,363,939	7,106	0.52%
Premises and equipment, net	33,152	35,385	(2,233)	(6.31)%
Operating lease right-of-use assets	6,025	6,357	(332)	(5.22)%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	1,996	2,473	(477)	(19.29)%
Bank owned life insurance	44,027	43,224	803	1.86%
Interest receivable	7,622	7,999	(377)	(4.71)%
Other assets	26,351	21,246	5,105	24.03%
Total assets	$1,904,700	1,903,629	1,071	0.06%

LIABILITIES:
Deposits:
Non-interest-bearing	$521,704	501,531	20,173	4.02%
Interest-bearing	1,135,666	1,127,288	8,378	0.74%
Total deposits	1,657,370	1,628,819	28,551	1.75%
Short-term borrowings	4,000	—	4,000	N/A
Long-term debt	24,539	10,000	14,539	145.39%
Operating lease liabilities	6,116	6,473	(357)	(5.52)%
Accrued interest and other liabilities	17,236	19,733	(2,497)	(12.65)%
Total liabilities	1,709,261	1,665,025	44,236	2.66%

SHAREHOLDERS' EQUITY:
Common shares	143,855	143,130	725	0.51%
Retained earnings	135,202	126,312	8,890	7.04%
Treasury shares, at cost	(52,009)	(29,029)	(22,980)	79.16%
Accumulated other comprehensive loss, net of taxes	(31,609)	(1,809)	(29,800)	1,647.32%
Total shareholders' equity	195,439	238,604	(43,165)	(18.09)%
Total liabilities and shareholders' equity	$1,904,700	1,903,629	1,071	0.06%

Reasons for changes include:
•Debt securities, available-for-sale, decreased due to maturities and calls of securities totaling $17.8 million and decreases in market value totaling $37.7 million, largely offset by purchases of additional securities totaling $38.6 million.
•Net loans increased due to organic growth in the loan portfolio. Most of the growth occurred in the commercial real estate and commercial and industrial portfolios, partially offset by decreases in the residential real estate, consumer, and agricultural loan portfolios.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Federal Home Loan Bank stock decreased due to the repurchase by the Federal Home Loan Bank of excess stock held by LCNB.
•Other assets increased due to an increase in net deferred tax assets caused by an increase in the net unrealized loss incurred by LCNB's available-for-sale debt securities portfolio.
•Interest-bearing deposits increased due to continued growth in NOW account, money market deposit, and savings account balances, partially offset by decreases in IRA and time deposit account balances.
•Short-term borrowings increased due to a $20 million one-year revolving line of credit obtained in February 2022. The borrowing was used to finance the repurchase of 1,051,688 shares of LCNB common stock. During June 2022, this revolving line of credit was restructured into a $15 million amortizing term loan with a maturity of three years and a $5 million revolving line of credit with a maturity of one year. LCNB repaid $1 million of the line of credit during the third quarter 2022, leaving a balance of $4 million.
•Long-term debt increased due to the $15 million term loan referred to above, less repayments made during the third quarter 2022.
•Accrued interest and other liabilities decreased due to a combination of decreases in accrued bonuses caused by the payment of annual bonuses in January, a decrease in LIHTC liabilities due to funding payments made during the first three quarters of 2022, and net deferred federal income taxes that were categorized as a net asset at September 30, 2022 being categorized as a net liability at December 31, 2021.
•Treasury shares increased because of the repurchase of 1,172,456 share of common stock during 2022, which represents 9.4% of the shares outstanding at December 31, 2021.
•Accumulated other comprehensive loss, net of taxes increased because of market-driven decreases in the fair value of LCNB's AFS debt securities investments.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Regulatory Capital:
Shareholders' equity	$209,831	234,451
Goodwill and other intangibles	(60,290)	(60,655)
Accumulated other comprehensive loss	31,603	1,809
Tier 1 risk-based capital	181,144	175,605
Eligible allowance for loan losses	5,644	5,506
Total risk-based capital	$186,788	181,111
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	12.02%	12.25%
Tier 1 Capital to risk-weighted assets	12.02%	12.25%
Total Capital to risk-weighted assets	12.39%	12.64%
Leverage	9.57%	9.58%

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Its use was permitted beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the September 30, 2022 regulatory capital calculations.

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

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, as well as meeting LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, short-term line of credit arrangements with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios.

Total remaining borrowing capacity with the Federal Home Loan Bank at September 30, 2022 was approximately $206.5 million. Additional borrowings of approximately $56.0 million were available through line of credit arrangements at September 30, 2022.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, 300, and 400 basis points.  Management considers the results of any significant downward scenarios of more than 100 basis points to not be meaningful in the current interest rate environment. The base projection uses a current interest rate scenario.  As shown below, the September 30, 2022 IRSA indicates that an increase in interest rates will have a positive effect on NII and a decrease in interest rates will have a negative effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII
	(Dollars in thousands)
Up 400	$75,137	3,574	4.99%
Up 300	74,257	2,694	3.76%
Up 200	73,255	1,692	2.36%
Up 100	72,252	689	0.96%
Base	71,563	—	—%
Down 100	70,425	(1,138)	(1.59)%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2022 EVE analysis indicates that an increase in interest rates of 200, 300, or 400 basis points will have a negative effect on the EVE and an increase in interest rates of 100 basis points or a decrease in interest rates of 100 basis points will have a positive effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE
	(Dollars in thousands)
Up 400	154,963	(22,166)	(12.51)%
Up 300	165,440	(11,689)	(6.60)%
Up 200	174,917	(2,212)	(1.25)%
Up 100	183,289	6,160	3.48%
Base	177,129	—	—%
Down 100	197,970	20,841	11.77%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2022, LCNB's disclosure controls and procedures were effective.

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
The FOMC increased the Federal Funds target range by 300 basis points during the first nine months of 2022 in an effort to dampen increasing inflation rates. Interest rate increases by the Federal Reserve may continue throughout the rest of 2022 and into 2023. The higher borrowing cost resulting from increasing interest rates may cause financial hardship on consumers and businesses, including LCNB's borrowers, which could lead to increased loan losses. In addition, uncertainty about the timing and magnitude of future interest rate increases could reduce borrowing demand and, thus, the need for LCNB's lending services.

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

LCNB CORP. AND SUBSIDIARIES
The following table sets forth information relating to repurchases made under the Plan during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	15,740	$15.15	15,740	451,225
August	34,390	$16.14	34,390	416,835
September	37,603	$15.49	37,603	379,232

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 9, 2022	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

November 9, 2022	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).