Form 10-K
period 2022-12-31
LCNB CORP
filed 2023-03-15
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes         ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2022, determined using a per share closing price on that date of $14.95 as quoted on the NASDAQ Capital Market, was $160,326,132.

As of March 14, 2023, 11,259,642 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 24, 2023, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2022 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2022

LCNB CORP. AND SUBSIDIARIES

PART I

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

LCNB CORP. AND SUBSIDIARIES

Item 1.  Business

FORWARD-LOOKING STATEMENTS

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, "might", “plan”, and similar expressions.

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
2.the ongoing uncertainties for LCNB's business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios and other regulatory requirements, caused by the COVID-19 pandemic resulting from the scope and duration of the pandemic;
3.the disruption of global, national, state, and local economies associated with the COVID-19 pandemic and other geopolitical conditions, which could affect LCNB's liquidity and capital positions, impair the ability of our borrowers to repay outstanding loans, impair collateral values, and further increase the allowance for credit losses;
4.LCNB’s ability to integrate future acquisitions may be unsuccessful, or may be more difficult, time-consuming, or costly than expected;
5.LCNB may incur increased loan charge-offs in the future;
6.LCNB may face competitive loss of customers;
7.changes in the interest rate environment, which may include further interest rate increases, may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;
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
13.difficulties with technology or data security breaches, including cyberattacks, could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others;
14.adverse weather events and natural disasters and global and/or national epidemics could negatively affect LCNB's customers given its concentrated geographic scope, which could impact LCNB's operating results; and
15.government intervention in the U.S. financial system, including the effects of legislative, tax, accounting and regulatory actions and reforms, including the CARES Act, the Dodd-Frank Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act, and any such future regulatory actions or reforms.

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

LCNB CORP. AND SUBSIDIARIES

DESCRIPTION OF LCNB'S BUSINESS

General Description

LCNB Corp., an Ohio corporation formed in December 1998, is a financial holding company headquartered in Lebanon, Ohio.  Substantially all of the assets, liabilities and operations of LCNB Corp. are attributable to its wholly-owned subsidiary, LCNB National Bank.  The predecessor of LCNB Corp., the Bank, was formed as a national banking association in 1877.  On May 19, 1999, the Bank became a wholly-owned subsidiary of LCNB Corp.  LCNB Risk Management, Inc., a captive insurance agency, was incorporated in Nevada by LCNB Corp. during the second quarter of 2017.

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Primary Market Area

The Bank considers its primary market area to consist of counties where it has a physical presence and neighboring counties, which includes Southwestern and South Central Ohio. At December 31, 2022, the Bank had:
•30 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Fayette, Franklin, Hamilton, Montgomery, Preble, and Ross Counties, Ohio,
•an Operations Center in Warren County, Ohio,
•a vacant lot in Chillicothe, Ohio for future construction,
•and 35 ATMs.

The Hunter Office, located in Warren County, closed at the end of the business day on January 12, 2023.

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

LCNB CORP. AND SUBSIDIARIES

The Bank seeks to minimize the competitive effect of other financial institutions through a community banking approach that emphasizes direct customer access to the Bank's CEO and other officers in an environment conducive to friendly, informed, and courteous personal services.  Management believes that the Bank is well positioned to compete successfully in its primary market area.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, availability of electronic banking services, the quality and scope of the services rendered, and the convenience of banking facilities and electronic banking technologies.

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

The Bank must pay assessments to the FDIC under a risk-based assessment system for this federal deposit insurance protection. FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (i.e., institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions assigned to lower risk classifications. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to bank regulators. Through December 31, 2022, the assessment rate for the Bank was at the lowest risk-based premium available, which was 3.00% of the assessment base per annum. In addition, the FDIC can impose special assessments to cover shortages in the DIF and has imposed special assessments in the past.

On October 18, 2022, the FDIC issued a final rule that will increase the initial base deposit insurance assessment rate paid by insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. According to the FDIC, the proposal increases the likelihood that its designated reserve ratio will reach the required minimum level of 1.35% by the statutory deadline of September 30, 2028 and will support progress toward achieving the long-term goal of a 2% ratio. LCNB's initial base deposit insurance rate will increase from three to five basis points when the final rule takes effect. The increase will remain in effect until the long-term goal of a 2% FDIC designated reserve ratio is achieved. Progressively lower assessment rates will take effect when the reserve ratio reaches 2% and again when the reserve ratio reaches 2.5%.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the “default” of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC-receivers. “In danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. LCNB has never received an "in danger of default" categorization.

LCNB CORP. AND SUBSIDIARIES

Dividends

LCNB Corp. is a legal entity separate and distinct from the Bank. LCNB Corp. receives most of its revenue from dividends paid to it by the Bank. During the years ended December 31, 2022, 2021 and 2020, dividends paid by LCNB National Bank to LCNB Corp. totaled $16,950,000, $15,000,000, and $11,250,000, respectively.

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

To pay dividends, the Bank must maintain adequate capital above regulatory guidelines. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank would be “undercapitalized.” National banks are required by federal law to obtain the prior approval of the OCC in order to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

Under current regulations, the Bank was “well capitalized” as of December 31, 2022.

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

Human Capital

As of December 31, 2022, LCNB employed 309 full-time equivalent employees working throughout the ten Ohio counties in which LCNB operates. LCNB considers these individuals the most important influence contributing to the Bank’s success and is committed to investing in their ongoing growth and development.

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

LCNB places a high priority on training and development and has enjoyed a long history of promoting from within the organization, as evidenced by the executive management team, which averages 22 years of tenure with LCNB. Through a blend of strong internal talent and diverse new talent, the Bank has been able to successfully navigate the ongoing challenges related to talent depth. As LCNB grows and develops new products and services, the Bank continues to seek innovative, cost effective, and efficient ways to educate and develop its employees. Through a blend of online education, interactive training sessions, and experiential learning, LCNB provides opportunities for those who desire to fine-tune existing skills as well as those who desire to prepare for the next steps along their career path.

LCNB values and invests in overall employee well-being and satisfaction, providing compensation and benefits that are competitive with those provided by other financial institutions and major employers within LCNB's market area. In addition to traditional benefits, which include health, dental, life, vision, and long-term disability insurance, LCNB offers other voluntary coverages. Some of these benefits are paid by the Bank, others are shared cost, and some are employee-paid. LCNB also provides all employees access to a personal care advocate through the LCNB Care Center. Advocates provide independent, confidential support in navigating all aspects of health care benefits. Additional benefits include a matching 401-K plan, a performance bonus plan, and tuition reimbursement plans.

LCNB has an active Wellness Committee comprised of employees from across the Bank. The committee promotes activities, education, and consultation that improve the health and lives of employees and their families. A no-cost Employee Assistance Program (EAP) offers benefits that are available to both full-time and part-time employees and members of their households. Services include 24/7 access to licensed mental health professionals, ongoing personal coaching sessions, and referrals to additional support resources based on needs. As part of evolving wellness efforts, LCNB provides employees with an interactive online Health and Wellness Portal, which offers employees access to personalized one-on-one sessions with a certified health coach, trainer, licensed dietician, or registered nurse.

LCNB CORP. AND SUBSIDIARIES

Fostering and enhancing a culture of open and transparent communication remains extremely important to the Bank. In 2020, the Bank initiated quarterly Town Hall Meetings and weekly informational emails from senior management that allowed all employees to participate and receive information. These initiatives were very valuable during the Pandemic and the Bank continues both to this day. The Bank will do the same in 2023 along with some smaller scheduled group meetings at various locations within our market areas to further communicate important initiatives and information. In addition, senior management is available to participate in department and branch staff meetings upon request.

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

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of debt securities at December 31, 2022, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations. Weighted average yield is based on amortized cost.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$10,350	10,196	1.93%	$—	—	—%
One to five years	49,260	44,255	0.92%	—	—	—%
Five to ten years	25,317	21,996	1.32%	—	—	—%
After ten years	—		—%	—	—	—%
Total U.S. Treasury notes	84,927	76,447	1.16%	—	—	—%

U.S. Agency notes:
Within one year	—	—	—%	—	—	—%
One to five years	61,735	54,509	0.90%	—	—	—%
Five to ten years	27,425	23,467	1.54%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	89,160	77,976	1.09%	—	—	—%

Corporate bonds:
Within one year	—	—	—%	—	—	—%
One to five years	—	—	—%	—	—	—%
Five to ten years	7,450	6,685	4.24%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total corporate bonds	7,450	6,685	4.24%	—	—	—%

Municipal securities, tax-exempt (1):
Within one year	1,356	1,345	3.04%	755	752	1.87%
One to five years	4,181	4,090	2.62%	3,628	3,475	2.46%
Five to ten years	2,625	2,454	1.99%	1,994	1,847	4.97%
After ten years	730	635	3.77%	10,070	9,789	4.47%
Total Municipal securities	8,892	8,524	2.59%	16,447	15,863	3.97%

Municipal securities, taxable:
Within one year	1,487	1,463	2.41%	—	—	—%
One to five years	17,850	16,450	2.25%	—	—	—%
Five to ten years	27,219	22,865	2.17%	446	391	2.98%
After ten years	—	—	—%	2,985	2,631	6.45%
Total Municipal securities	46,556	40,778	2.21%	3,431	3,022	6.00%

U.S. Agency mortgage-backed securities	90,746	79,440	2.19%	—	—	—%

Totals	$327,731	289,850	1.69%	19,878	18,885	4.32%

(1) Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 21.0% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2022.

LCNB CORP. AND SUBSIDIARIES

Loan Portfolio

The following table summarizes loan maturities and sensitivities to interest rate change at December 31, 2022 (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Totals
Maturing in one year or less	$18,761	34,293	3,596	1,297	5,864	81	63,892
Maturing after one year through five years	55,814	109,483	11,937	21,260	3,476	—	201,970
Maturing after five years through 15 years	45,423	385,058	129,363	5,857	733	—	566,434
Maturing after 15 years	329	407,421	161,232	—	—	—	568,982
Totals	$120,327	936,255	306,128	28,414	10,073	81	1,401,278

Loans maturing beyond one year:
Fixed rate	$47,781	326,368	172,115	27,117	1,839	—	575,220
Variable rate	53,785	575,594	130,417	—	2,370	—	762,166
Totals	$101,566	901,962	302,532	27,117	4,209	—	1,337,386

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan loss:

	At December 31,
	2022		2021
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,300	8.6%	$1,095	7.4%
Commercial, secured by real estate	3,609	66.9%	3,607	64.9%
Residential real estate	624	21.8%	665	24.4%
Consumer	86	2.0%	105	2.5%
Agricultural	22	0.7%	30	0.8%
Other loans, including deposit overdrafts	5	—%	4	—%
Total	$5,646	100.0%	$5,506	100.0%

Ratio of the allowance for loan losses to total loans outstanding	0.40%		0.40%
Ratio of the allowance for loan losses to total non-accrual loans	1,443.99%		371.71%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The estimated amount of uninsured deposits including related interest accrued and unpaid was $212.7 million and $222.2 million at December 31, 2022 and 2021, respectively.

LCNB CORP. AND SUBSIDIARIES

The following table presents an estimate of the contractual maturities of time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2022:

(In thousands)
Maturity within 3 months	$1,721
After 3 but within 6 months	2,491
After 6 but within 12 months	1,272
After 12 months	8,265
$13,749

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
The effects of the ongoing recovery from the COVID-19 pandemic are still evolving and not fully known. We may experience further disruptions in economic activity, adverse effects on the functioning of financial markets, impacts on interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance. The uncertain future development of the recovery could materially and adversely affect our business, operations, operating results, financial condition, liquidity, and capital levels.

Weakness in the economy and in the real estate market, including weakness specific to our geographic footprint, may affect us, including requiring us to record additional loan loss provisions or to charge off loans.
LCNB’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond LCNB’s control may affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans, and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world affect the economy and stock prices in the United States, which can affect LCNB’s earnings and capital and the ability of its customers to repay loans. Due to LCNB’s volume of real estate loans, declining real estate values could affect the value of property used as collateral as well as LCNB’s ability to sell the collateral upon foreclosure.

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

There is no assurance that LCNB's non-impaired loans will not become impaired or that impaired loans will not suffer further deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may result in increased charge-offs. These fluctuations are not predictable, cannot be controlled, and may have a material impact on LCNB's operations and financial condition even if other favorable events occur.

LCNB CORP. AND SUBSIDIARIES

Declining values of real estate, increases in unemployment, insurance market disruptions, and the related effects on local economies may increase LCNB's credit losses, which would negatively affect financial results.
LCNB offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many loans are secured by real estate (both residential and commercial) within LCNB's market area. A major change in the real estate market, such as deterioration in the value of collateral or in the local or national economy, could affect LCNB's ability to liquidate foreclosed property, which in turn could impact LCNB's results of operations and financial condition. Additionally, increases in unemployment also may affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment, may result in loan defaults and foreclosures and may impair the value of loan collateral. Loan defaults and foreclosures are unavoidable in the banking industry. LCNB cannot fully eliminate credit risk and, as a result, credit losses may increase in the future.

Risks Related to LCNB's Operations
LCNB’s loan portfolio includes a substantial amount of commercial and industrial loans and commercial real estate loans, which may have more risks than residential or consumer loans.
LCNB’s commercial and industrial and commercial real estate loans comprise a substantial portion of its total loan portfolio. These loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than home equity, residential mortgage, or consumer loans. The potential for increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans, the size of loan balances, and the effects of general economic conditions on businesses and loans secured by income-producing properties. In order to mitigate these heightened risks, LCNB continually evaluates and monitors these types of loans.

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

Liquidity risk is inherent in LCNB's primary business.
LCNB faces liquidity risk, which is the possibility that LCNB may not be able to meet its obligations as they come due, both to creditors and customers, or may not be able to fully capitalize on growth opportunities because of a lack of liquidity. A lack of liquidity may be caused by an inability to favorably liquidate assets or obtain adequate financing on a timely basis, at a reasonable cost and on other reasonable terms, and within acceptable risk tolerances.

LCNB’s controls and procedures may fail or be circumvented.
Management regularly reviews and updates LCNB’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based, in part, on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of LCNB’s controls and procedures or failure to comply with regulations related to its controls and procedures could have a material adverse effect on LCNB’s business, results of operations, and financial condition.

LCNB CORP. AND SUBSIDIARIES

LCNB’s information systems may experience an interruption, cyberattack, or other breach in security.
LCNB relies heavily on electronic communications and information systems to conduct its business. Although significant resources are devoted to maintaining and regularly updating LCNB’s data systems, there can be no assurance that these security measures will provide absolute security. Any failure, interruption, cyberattack, email phishing scam, or other breach in security of these systems could result in failures or disruptions in LCNB’s customer relationship management, general ledger, deposit, loan, and other systems. While LCNB has policies and procedures designed to prevent or limit the effect of the failure, interruption, cyberattack, or other security breach of its information systems, there can be no assurance that any such occurrences will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, cyberattacks, phishing scams, or other security breaches of LCNB’s information systems could significantly disrupt LCNB's operations, allow misappropriation of LCNB’s confidential information, allow misappropriation of customer confidential information, damage LCNB’s reputation, result in a loss of customer business, subject LCNB to additional regulatory scrutiny, or expose LCNB to significant civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations.

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

LCNB must compete to hire and retain employees.
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

Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses. Because LCNB has a significant amount of commercial and residential real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. As a result, LCNB may need to increase its allowance for loan losses, negatively affecting earnings.

LCNB’s earnings are significantly affected by market interest rates.
The FOMC increased the Federal Funds target range by 425 basis points during 2022 in an effort to dampen increasing inflation rates and by another 25 basis points during the first quarter of 2023. Further rate increases may continue throughout 2023.

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

Increases in general interest rates could have a negative impact on LCNB’s results of operations by reducing the ability of borrowers to repay their current loan obligations.  Some residential real estate mortgage loans, most home equity line of credit loans, and many of LCNB’s commercial and industrial loans and commercial real estate loans have adjustable rates.  Borrower inability to make scheduled loan payments due to a higher loan cost could result in increased loan defaults, foreclosures, and write-offs and may necessitate additions to the allowance for loan losses.  In addition, increases in the general level of interest rates may decrease the demand for new consumer and commercial loans, thus limiting LCNB’s growth and profitability.  A general increase in interest rates may also result in deposit disintermediation, which is the flow of deposits away from banks and other depository institutions into direct investments that have the potential for higher rates of return, such as stocks, bonds, and mutual funds.   If this occurs, LCNB may have to rely more heavily on borrowings as a source of funds in the future, which could negatively impact its net interest margin.

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

LCNB investments in equity securities with readily determinable fair values are recorded at fair value with changes in fair value recognized in earnings. Accordingly, declines in the fair value of LCNB's equity investments will immediately decrease net income.

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
A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before approving a loan or initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on LCNB’s financial condition and results of operations.

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
Deposits of LCNB are insured up to statutory limits by the FDIC and, accordingly, LCNB and other banks and financial institutions pay quarterly premiums to the FDIC to maintain the DIF. On October 18, 2022, the FDIC issued a final rule that will increase the initial base deposit insurance assessment rate paid by insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. On March 12, 2023, the FDIC made a joint statement with the Department of the Treasury and the Board of Governors of the Federal Reserve that any losses to the DIF in connection with support for uninsured depositors in connection with the Signature Bank and Silicon Valley Bank closures will be recovered by a special assessment paid by insured depository institutions. The likelihood and extent of any further rate increases in the future are indeterminable.

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

Item 1B. Unresolved Staff Comments

None.

LCNB CORP. AND SUBSIDIARIES

Item 2.  Properties

LCNB owns its main office in Lebanon, Ohio, which is approximately 28,000 square feet and houses its executive, wealth management, and certain administrative personnel. LCNB owns an additional 22 branch locations and leases an additional seven branch locations, pursuant to operating leases. The Main Office and Oxford, Ohio locations have excess space that is currently being leased to third parties. An operations center in Lebanon, Ohio is currently being leased from the Warren County Port Authority. Upon expiration of the lease in 2027, LCNB has the option to purchase the property for $1.00. LCNB also owns a vacant lot in Chillicothe, Ohio. Current plans are to construct a new office which will replace the current downtown Chillicothe Office. Management believes that LCNB's banking and other offices are in good condition and suitable to its needs.

The Hunter Office, located in Franklin, Ohio, closed at the end of the business day on January 12, 2023.

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

Not Applicable.

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

LCNB had approximately 914 registered holders of its common stock as of December 31, 2022.  The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market® exchange under the symbol “LCNB.”

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

On May 27, 2022, LCNB's Board of Directors authorized a share repurchase program (the “Program”). Under the terms of the Program, LCNB is authorized to repurchase up to 500,000 of its outstanding common shares. The Program replaced and superseded LCNB’s prior share repurchase program, which was adopted in January 2021.

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

The following table sets forth information relating to purchases made under the Program during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2022	26,343	$16.51	26,343	352,889
November 1 - November 30, 2022	—	$—	—	352,889
December 1 - December 31, 2022	13,835	$17.57	13,835	339,054

The Program expired on or around December 31, 2022 and was replaced with a new share repurchase program that was authorized by the Board of Directors on February 27, 2023. The new share repurchase program authorizes the repurchase of up to 500,000 shares of common stock.

LCNB CORP. AND SUBSIDIARIES

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite Index and the S&P U.S. BMI Banks - Midwest Region Index.  This graph covers the period from December 31, 2017 through December 31, 2022.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2017 in LCNB common stock, the NASDAQ Composite Index, and the S&P U.S. BMI Banks - Midwest Region Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
LCNB Corp.	$100.00	76.75	101.79	81.23	112.73	108.93
NASDAQ Composite Index	$100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks - Midwest Region Index	$100.00	85.39	111.10	95.52	126.19	108.91

Source: S&P Global Market Intelligence
© 2023

LCNB CORP. AND SUBSIDIARIES

Item 6.  [Reserved]

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of the consolidated financial condition and consolidated results of operations of LCNB is intended to amplify certain financial information regarding LCNB and should be read in conjunction with the consolidated financial statements and related notes thereto contained in this Annual Report to Shareholders on Form 10-K.

Overview

Net income for 2022 was $22,128,000 (basic and diluted earnings per share of $1.93), compared to $20,974,000 (basic and diluted earnings per share of $1.66) in 2021 and $20,075,000 (basic and diluted earnings per share of $1.55) in 2020 .

The following items affected financial position and results of operations for the years indicated:
•Net loans increased 2.3% to $1.40 billion at December 31, 2022 compared to $1.36 billion at December 31, 2021.
•Total assets increased 0.8% to $1.92 billion at December 31, 2022 compared to $1.90 billion at December 31, 2021.
•Net interest income in 2022 was $61,042,000, compared to $57,124,000 in 2021 and $56,218,000 in 2020.
•Net gains from sales of loans totaled $196,000 in 2022, $852,000 in 2021, and $2,297,000 in 2020. Gains were higher in 2021 and 2020 primarily due to the volume of loans sold.
•Other non-interest expense for 2022 included $471,000 in losses from the sales of two office buildings as a result of LCNB's branch consolidation strategy.
•Gains from sales of other real estate owned was $889,000 in 2022.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2022			2021			2020
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$1,380,272	$59,247	4.29%	$1,329,072	$56,142	4.22%	$1,306,314	$59,267	4.54%
Interest-bearing demand deposits	9,027	166	1.84%	14,876	48	0.32%	20,808	83	0.40%
Federal Reserve Bank stock	4,652	279	6.00%	4,652	279	6.00%	4,652	279	6.00%
Federal Home Loan Bank stock	4,716	196	4.16%	5,203	104	2.00%	5,203	117	2.25%
Investment securities:
Equity securities	4,451	85	1.91%	4,576	72	1.57%	4,303	91	2.11%
Debt securities, taxable	293,700	5,027	1.71%	272,251	3,668	1.35%	148,415	2,916	1.96%
Debt securities, non-taxable (2)	27,532	953	3.46%	32,937	1,094	3.32%	38,439	1,300	3.38%
Total earning assets	1,724,350	65,953	3.82%	1,663,567	61,407	3.69%	1,528,134	64,053	4.19%
Non-earning assets	196,710			193,311			183,819
Allowance for loan losses	(5,629)			(5,701)			(5,029)
Total assets	$1,915,431			$1,851,177			$1,706,924

NOW and money fund deposits	$516,949	1,372	0.27%	$463,636	556	0.12%	$391,490	838	0.21%
Savings deposits	449,841	618	0.14%	407,298	599	0.15%	323,867	595	0.18%
IRA and time certificates	172,119	1,692	0.98%	214,344	2,423	1.13%	289,775	5,201	1.79%
Short-term borrowings	14,482	416	2.87%	821	6	0.73%	372	7	1.88%
Long-term debt	17,910	613	3.42%	16,148	469	2.90%	34,265	921	2.69%
Total interest-bearing liabilities	1,171,301	4,711	0.40%	1,102,247	4,053	0.37%	1,039,769	7,562	0.73%
Noninterest-bearing demand deposits	513,400			482,402			407,961
Other liabilities	22,459			25,705			22,798
Capital	208,271			240,823			236,396
Total liabilities and capital	$1,915,431			$1,851,177			$1,706,924
Net interest rate spread (3)			3.42%			3.32%			3.46%
Net interest income and net interest margin on a tax equivalent basis (4)		$61,242	3.55%		$57,354	3.45%		$56,491	3.70%
Ratio of interest-earning assets to interest-bearing liabilities	147.22%			150.93%			146.97%
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

	For the years ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$2,187	918	3,105	1,018	(4,143)	(3,125)
Interest-bearing demand deposits	(26)	144	118	(21)	(14)	(35)
Federal Home Loan Bank stock	(11)	103	92	—	(13)	(13)
Investment securities:
Equity securities	(2)	15	13	5	(24)	(19)
Debt securities, taxable	307	1,052	1,359	1,878	(1,126)	752
Debt securities, non-taxable (2)	(186)	45	(141)	(183)	(23)	(206)
Total interest income	2,269	2,277	4,546	2,697	(5,343)	(2,646)
Interest expense attributable to:
NOW and money fund deposits	71	745	816	134	(416)	(282)
Savings deposits	60	(41)	19	136	(132)	4
IRA and time certificates	(440)	(291)	(731)	(1,147)	(1,631)	(2,778)
Short-term borrowings	349	61	410	5	(6)	(1)
Long-term debt	55	89	144	(521)	69	(452)
Total interest expense	95	563	658	(1,393)	(2,116)	(3,509)
Net interest income	$2,174	1,714	3,888	4,090	(3,227)	863
(1)Non-accrual loans, if any, are included in average loan balances.
(2)Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21%.

2022 vs. 2021.  Net interest income on a fully tax-equivalent basis for 2022 totaled $61,242,000, an increase of $3,888,000 from 2021.  The increase resulted from an increase in total taxable-equivalent interest income of $4,546,000, partially offset by an increase in total interest expense of $658,000.

The increase in total interest income was due primarily to a $3,105,000 increase in interest income from loans and a $1,359,000 increase in interest income from taxable debt securities. Loan interest increased due to a $51.2 million increase in average loans and to a 7 basis point increase in the average rate earned. The average rate earned includes loan prepayment fees, which increased from $601,000 for 2021 to $1,025,000 for 2022. Interest income from taxable debt securities increased due to a $21.4 million increase in average securities and to a 36 basis point increase in the average rate earned on these securities.

The increase in total interest expense was primarily due to an $816,000 increase in interest paid on NOW and money fund deposits, a $410,000 increase in interest paid on short-term borrowings, and a $144,000 increase in interest paid on long-term debt, partially offset by a $731,000 decrease in interest paid on IRA and time certificates. Interest paid on NOW and money fund deposits increased due to a $53.3 million increase in average balances and to a 15 basis point increase in the average rate paid. Interest paid on IRA and time certificates decreased due to a $42.2 million decrease in average deposit balances and to a 15 basis point decrease in the average rate paid. Interest paid on short-term borrowings increased due to a $13.7 million increase in average balances and to a 214 basis point increase in the average rate paid. Interest paid on long-term debt increased due to a $1.8 million increase in average balances and to a 52 basis point increase in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increased rates paid on interest-bearing liabilities and the increased yield earned on interest-earning assets is largely the result of higher market interest rates that were caused by FOMC increases in the federal funds target rate totaling 425 basis points during 2022.

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

LCNB recorded net provision for loans losses for 2022 of $250,000, compared to a $269,000 net recovery for 2021 and a $2,014,000 provision for 2020. The 2020 period included qualitative adjustments for estimated impacts from the economic downturn caused by the COVID-19 pandemic. Calculating an appropriate level for the allowance and provision for loan losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for 2022, 2021, and 2020 is as follows:

				Increase (Decrease)
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands)
Fiduciary income	$6,468	6,674	5,009	(206)	1,665
Service charges and fees on deposit accounts	6,190	6,036	5,482	154	554
Net gains on sales of debt securities	—	303	221	(303)	82
Bank owned life insurance income	1,074	1,074	1,441	—	(367)
Net gains from sales of loans	196	852	2,297	(656)	(1,445)
Other operating income	360	1,293	1,291	(933)	2
Total non-interest income	$14,288	16,232	15,741	(1,944)	491

Reasons for changes include:
•Fiduciary income decreased during 2022 primarily due to decreases in the fair values of trust and brokerage assets managed, on which fees are based. The decreases in fair value are primarily due to an overall decrease in the market values of equity and debt securities caused by general economic conditions. The decreases in fair value were partially offset by an increase in the number of wealth management accounts. Fiduciary income increased during 2021 due to a combination of new accounts and increases in the fair value of assets managed.
•Service charges and fees on deposit accounts increased during 2022 primarily due to an increase in the volume of overdraft fees collected and fees recognized in relation to the ICS deposit program, partially offset by an overall decrease in service charges collected on deposit accounts. Service charges and fees on deposit accounts increased during 2021 primarily due to increases in fees received from debit card usage, partially offset by a decrease in fee income recognized on the ICS deposit program.
•Net gains on sales of debt securities were less during 2022 as compared to 2021 and 2020 because no securities were sold during 2022.
•Bank owned life insurance income was greater in 2020 primarily due to a mortality benefit received. No mortality benefits were received during 2022 or 2021.
•Net gains from sales of loans were greater during 2020 as compared to 2022 and 2021 primarily due to the lower volume of loans sold.
•Other operating income decreased in 2022, as compared to 2021 and 2020, primarily because LCNB recognized $292,000 in losses on equity securities during 2022 as compared to $142,000 and $675,000 in gains during 2021 and 2020, respectively. In addition, other operating income for 2021 included a one-time Ohio Financial Institutions Tax refund of $508,000.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for 2022, 2021, and 2020 is as follows:

				Increase (Decrease)
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(In thousands)
Salaries and employee benefits	$28,483	27,616	27,178	867	438
Equipment expenses	1,629	1,678	1,377	(49)	301
Occupancy expense, net	3,067	2,949	2,875	118	74
State financial institutions tax	1,740	1,758	1,708	(18)	50
Marketing	1,184	1,239	1,254	(55)	(15)
Amortization of intangibles	478	1,043	1,046	(565)	(3)
FDIC premiums	530	492	256	38	236
ATM expense	1,370	1,416	1,028	(46)	388
Computer maintenance and supplies	1,114	1,213	1,107	(99)	106
Telephone expense	240	420	706	(180)	(286)
Contracted services	2,503	2,430	1,821	73	609
Other real estate owned, net	(866)	2	(6)	(868)	8
Other non-interest expense	6,662	5,784	5,435	878	349
Total non-interest expense	$48,134	48,040	45,785	94	2,255

Reasons for changes include:
•Salaries and employee benefits were 3.1% greater in 2022 than in 2021 and 1.6% greater in 2021 than in 2020. The increase in 2022 was primarily due to overall wage and benefit increases, increased compensation expense recognized on restricted stock grants, increased pension expense, and to a higher amount of personnel expenses deferred in 2021 attributable to the high volume of PPP loans originated in that period. The increase in 2021 was primarily due to increased employer taxes on employee payroll, increased compensation expense recognized on restricted stock grants, and increased health insurance costs.
•Equipment expenses decreased during 2022 as compared to 2021 primarily due to decreased depreciation charges for furniture and equipment and decreased maintenance and repair costs, partially offset by increased equipment rental costs. Equipment expenses increased during 2021 as compared to 2020 primarily due to increased depreciation charges for furniture and equipment and increased equipment rental costs. During 2020, LCNB replaced ATMs that it had previously owned with new ATMs obtained through an outsourcing arrangement.
•Amortization of intangibles decreased during 2022 because the core deposit intangibles from the First Capital Bancshares, Inc. and Eaton National Bank & Trust Co. acquisitions amortized in full during the first quarter 2022.
•FDIC premiums were higher in 2022 and 2021 as compared to 2020 because LCNB received small bank assessment credits from the FDIC during the first and second quarters of 2020 and the third and fourth quarters of 2019. Premium payments returned to their normal levels after the second quarter 2020.
•ATM expense was higher in 2022 and 2021 than in 2020 partially due to a strategic decision to outsource LCNB's ATM operations to a third-party vendor, relieving LCNB branch personnel from various ATM maintenance responsibilities. The transition took place gradually during 2020 and all ATMs were outsourced during 2021.
•Telephone expense was lower in 2022 and 2021, as compared to 2020, due to connection modifications.
•Contracted services were greater in 2022 and 2021, as compared to 2020, due to additional fees paid for data services and general price increases on other contracted services. Fees for recruitment services were also part of the increase during 2021.
•Other real estate owned, net for 2022 is primarily due to a gain recognized on the sale of foreclosed property, slightly offset by other expenses recognized on such property.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•Other non-interest expense for 2022 included $471,000, in losses from the sales of two office buildings as a result of LCNB's office consolidation strategy. Legal and accounting fees also increased during 2022, partially offset by lower printing and supply costs. Other non-interest expense increased in 2021, as compared to 2020, primarily due to increased ATM maintenance costs due to the outsourcing agreement, increased costs to support LCNB's electronic banking products, increased printing and supply costs, and increased legal fees.

On October 18, 2022, the FDIC issued a final rule that will increase the initial base deposit insurance assessment rate paid by insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. According to the FDIC, the proposal increases the likelihood that its designated reserve ratio will reach the required minimum level of 1.35% by the statutory deadline of September 30, 2028 and will support progress toward achieving the long-term goal of a 2% ratio. LCNB's current initial base deposit insurance rate is three basis points and it will increase to five basis points when the final rule takes effect. If the increased rate had been in effect for the assessments paid in 2022, LCNB estimates that it would have paid approximately $349,000 in additional premiums. The increase will remain in effect until the long-term goal of a 2% FDIC designated reserve ratio is achieved. Progressively lower assessment rates will take effect when the reserve ratio reaches 2% and again when the reserve ratio reaches 2.5%.

On March 12, 2023, the FDIC made a joint statement with the Department of the Treasury and the Board of Governors of the Federal Reserve that any losses to the DIF in connection with support for uninsured depositors in connection with the Signature Bank and Silicon Valley Bank closures will be recovered by a special assessment paid by insured depository institutions. The timing and amount of the special assessment cannot be determined at this time.

On September 2, 2022, the OCC announced reduced assessment rates for OCC-chartered community banks, such as LCNB.
Effective with the March 2023 assessment, the OCC will make a 40% reduction in assessments based on the first $200 million in bank assets and a 20% reduction for assets between $200 million and $20 billion. If the new rates had been in effect for the
2022 assessments, LCNB estimates that it would have paid approximately $72,000 less than the amounts actually paid.

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2022, 2021, and 2020 were 17.9%, 18.0%, and 16.9%, respectively.  The difference between the statutory rate of 21% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. A one-time tax benefit recognized as a result of certain provisions in the CARES Act also contributed to the difference during 2020.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition
A comparison of balance sheet line items at December 31, 2022 and 2021 is as follows (in thousands):

	December 31, 2022	December 31, 2021	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$22,701	18,136	4,565	25.17%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,273	2,546	(273)	(10.72)%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	289,850	308,177	(18,327)	(5.95)%
Debt securities, held-to-maturity, at cost	19,878	22,972	(3,094)	(13.47)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	4,415	5,203	(788)	(15.15)%
Loans, net	1,395,632	1,363,939	31,693	2.32%
Premises and equipment, net	33,042	35,385	(2,343)	(6.62)%
Operating lease right-of-use assets	6,248	6,357	(109)	(1.71)%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles, net	1,827	2,473	(646)	(26.12)%
Bank owned life insurance	44,298	43,224	1,074	2.48%
Interest receivable	7,482	7,999	(517)	(6.46)%
Other assets, net	25,503	21,246	4,257	20.04%
Total assets	$1,919,121	1,903,629	15,492	0.81%

LIABILITIES:
Deposits:
Non-interest-bearing	$505,824	501,531	4,293	0.86%
Interest-bearing	1,099,146	1,127,288	(28,142)	(2.50)%
Total deposits	1,604,970	1,628,819	(23,849)	(1.46)%
Short-term borrowings	71,455	—	71,455	—%
Long-term debt	19,072	10,000	9,072	90.72%
Operating leases liability	6,370	6,473	(103)	(1.59)%
Accrued interest and other liabilities	16,579	19,733	(3,154)	(15.98)%
Total liabilities	1,718,446	1,665,025	53,421	3.21%

SHAREHOLDERS' EQUITY:
Common shares	144,069	143,130	939	0.66%
Retained earnings	139,249	126,312	12,937	10.24%
Treasury shares, at cost	(52,689)	(29,029)	(23,660)	81.50%
Accumulated other comprehensive loss, net of taxes	(29,954)	(1,809)	(28,145)	1,555.83%
Total shareholders' equity	200,675	238,604	(37,929)	(15.90)%
Total liabilities and shareholders' equity	$1,919,121	1,903,629	15,492	0.81%

Reasons for changes include:
•Debt securities, available-for-sale, decreased primarily due to decreases in fair values totaling $35.9 million and maturities and calls totaling $20.7 million, partially offset by new purchases totaling $39.3 million.
•Federal Home Loan Bank stock decreased because excess shares over the minimum required investment were redeemed by the Federal Home Loan Bank of Cincinnati, partially offset by new purchases.
•Net loans increased due to organic growth in the loan portfolio. Most of the growth occurred in the commercial and industrial and commercial real estate loan portfolios, partially offset by a decrease in the residential real estate loan portfolio.
•Core deposit and other intangibles decreased due to amortization of core deposit intangibles.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•Bank owned life insurance increased due to increases in the cash values of the policies. No new policies were purchased during 2022.
•Other assets increased primarily due to an increase in net deferred tax assets caused by an increase in the net unrealized loss incurred by LCNB's available-for-sale debt securities portfolio. In addition, LCNB made an additional $2.0 milllion commitment in Affordable Housing Tax Credit Limited Partnerships. These increases were partially offset by a decrease in a clearing account.
•LCNB experienced disintermediation in all interest-bearing deposit categories during 2022 as a result of general increases in market interest rates caused by the FOMC's efforts to reduce inflation through periodic increases in the Federal Funds rate. Deposit decreases were partially offset by a $32.1 million increase in ICS reciprocal account deposits.
•Short-term borrowings increased primarily as a result of deposit disintermediation and were used to fund loan growth and treasury share purchases.
•Long-term debt increased due to a new $15 million term loan borrowed from a correspondent financial institution and was used to fund treasury share purchases. This new debt was partially offset by the payment in full of a matured $5 million Federal Home Loan Bank advance.
•Accrued interest and other liabilities decreased due to a combination of a decrease in LIHTC liabilities due to funding payments made during 2022 and a reclassification of net deferred federal income taxes from a net liability at December 31, 2021 to a net asset at December 31, 2022.
•Treasury shares increased because of the repurchase of 1,212,634 shares of common stock during 2022, which represents 9.8% of shares outstanding at December 31, 2021.
•Accumulated other comprehensive loss, net of taxes increased because of market-driven decreases in the fair value of LCNB's available-for-sale debt securities investments.

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

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, short-term line of credit arrangements totaling $60.0 million with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios.

Total remaining borrowing capacity with the Federal Home Loan Bank at December 31, 2022 was approximately $160.6 million. Additional borrowings of approximately $38.5 million were available through the line of credit arrangements at year-end.

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

Commitments to extend credit at December 31, 2022 totaled $321.4 million and are more fully described in Note 13 - Commitments and Contingent Liabilities to LCNB's consolidated financial statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides information concerning LCNB's commitments at December 31, 2022:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$24,436	24,436	—	—	—
Unused lines of credit	297,000	96,082	140,195	13,371	47,352
Standby letters of credit	5	5	—	—	—
Total	$321,441	120,523	140,195	13,371	47,352

Capital Resources

The Bank is required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. Information summarizing the regulatory capital of the Bank at December 31, 2022 and 2021 and corresponding regulatory minimum requirements is included in Note 14 - Regulatory Matters of the consolidated financial statements.

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

On May 27, 2022, LCNB's Board of Directors authorized a share repurchase program (the “Program”). Under the terms of the Program, LCNB is authorized to repurchase up to 500,000 of its outstanding common shares. The Program replaced and superseded LCNB’s prior share repurchase program, which was adopted on August 24, 2020.

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

The Program expired on or around December 31, 2022 and was replaced with a new share repurchase program that was authorized by the Board of Directors on February 27, 2023. The new share repurchase program authorizes the repurchase of up to 500,000 shares of common stock.

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

Accounting for Intangibles.  LCNB’s intangible assets at December 31, 2022 are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National and CFB.

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

Core deposit intangibles acquired from business combinations are initially measured at their estimated fair values and are then amortized on a straight-line basis over their estimated useful lives.  Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of the amortizing intangible should be revised.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2022 IRSA indicates that an increase in interest rates or a 100 or 200 basis point decrease in interest rates will have a negative effect on net interest income and a 300 basis point decrease in interest rates will have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
Up 300	69,387	(766)	(1.09)%
Up 200	69,580	(573)	(0.82)%
Up 100	69,660	(493)	(0.70)%
Base	70,153	—	—%
Down 100	69,873	(280)	(0.40)%
Down 200	70,122	(31)	(0.04)%
Down 300	70,496	343	0.49%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2022 EVE analysis indicates that an increase in interest rates of 200 or 300 basis points will have a negative effect on the EVE and that a 100 basis point increase or a decrease in interest rates will have a positive effect.  The changes in the EVE for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE
Up 300	169,977	(21,337)	(11.15)%
Up 200	182,709	(8,605)	(4.50)%
Up 100	194,580	3,266	1.71%
Base	191,314	—	—%
Down 100	216,143	24,829	12.98%
Down 200	227,070	35,756	18.69%
Down 300	217,336	26,022	13.60%

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

LCNB CORP. AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
LCNB Corp.
Lebanon, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LCNB Corp. (the “Company”) as of December 31, 2022, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors on Collectively Evaluated Loans

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, management’s estimate of the allowance for loan losses (ALL) at December 31, 2022, includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on historical loss rates adjusted for qualitative factors. Management’s adjustment for qualitative factors is based on changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, historic categorical trends, current delinquency levels as related to historical levels, portfolio growth rates, changes in composition of the portfolio, the current economic environment, as well as current allowance adequacy in relation to the portfolio.

LCNB CORP. AND SUBSIDIARIES

Significant judgment was required by management in the selection and application of subjective qualitative factor adjustments. Accordingly, performing audit procedures to evaluate the Company’s estimated ALL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ALL included, but was not limited to, the following:
•We tested the design and operating effectiveness of management’s controls over the determination of the current qualitative factor adjustments.
• We tested the process for determining reserves on collectively evaluated loans including:
◦Evaluation of the appropriateness of management’s methodology.
◦Testing the completeness and accuracy of data utilized by management.
◦Evaluation of the relevance and reliability of information used by management in the development of the estimate.
◦Evaluation of the reasonableness of significant qualitative adjustment factors, including consideration of whether the adjustments applied were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2022.

Auburn Hills, Michigan
March 15, 2023

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
LCNB Corp.
Lebanon, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LCNB Corp. (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FORVIS, LLP
(Formerly BKD, LLP)

We served as the Company’s auditor from 2014 to 2022.

Cincinnati, Ohio
March 9, 2022

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2022	2021
ASSETS:
Cash and due from banks	$20,244	16,810
Interest-bearing demand deposits	2,457	1,326
Total cash and cash equivalents	22,701	18,136

Investment securities:
Equity securities with a readily determinable fair value, at fair value	2,273	2,546
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	289,850	308,177
Debt securities, held-to-maturity, at cost	19,878	22,972
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	4,415	5,203
Loans, net	1,395,632	1,363,939
Premises and equipment, net	33,042	35,385
Operating lease right-of-use assets	6,248	6,357
Goodwill	59,221	59,221
Core deposit and other intangibles, net	1,827	2,473
Bank owned life insurance	44,298	43,224
Interest receivable	7,482	7,999
Other assets, net	25,503	21,246
TOTAL ASSETS	$1,919,121	1,903,629

LIABILITIES:
Deposits:
Non-interest-bearing	$505,824	501,531
Interest-bearing	1,099,146	1,127,288
Total deposits	1,604,970	1,628,819
Short-term borrowings	71,455	—
Long-term debt	19,072	10,000
Operating lease liabilities	6,370	6,473
Accrued interest and other liabilities	16,579	19,733
TOTAL LIABILITIES	1,718,446	1,665,025

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value; authorized 19,000,000 shares at December 31, 2022 and 2021; issued 14,270,550 and 14,213,792 shares at December 31, 2022 and 2021, respectively; outstanding 11,259,080 and 12,414,956 at December 31, 2022 and 2021, respectively	144,069	143,130
Retained earnings	139,249	126,312
Treasury shares at cost, 3,011,470 and 1,798,836 shares at December 31, 2022 and 2021, respectively	(52,689)	(29,029)
Accumulated other comprehensive loss, net of taxes	(29,954)	(1,809)
TOTAL SHAREHOLDERS' EQUITY	200,675	238,604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,919,121	1,903,629

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2022	2021	2020
INTEREST INCOME:
Interest and fees on loans	$59,247	56,142	59,267
Dividends on equity securities:
With a readily determinable fair value	56	51	54
Without a readily determinable fair value	29	21	37
Interest on debt securities:
Taxable	5,027	3,668	2,916
Non-taxable	753	864	1,027
Other investments	641	431	479
TOTAL INTEREST INCOME	65,753	61,177	63,780

INTEREST EXPENSE:
Interest on deposits	3,682	3,578	6,634
Interest on short-term borrowings	416	6	7
Interest on long-term debt	613	469	921
TOTAL INTEREST EXPENSE	4,711	4,053	7,562
NET INTEREST INCOME	61,042	57,124	56,218
PROVISION FOR (RECOVERY OF) LOAN LOSSES	250	(269)	2,014
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	60,792	57,393	54,204

NON-INTEREST INCOME:
Fiduciary income	6,468	6,674	5,009
Service charges and fees on deposit accounts	6,190	6,036	5,482
Net gains on sales of debt securities, available-for-sale	—	303	221
Bank owned life insurance income	1,074	1,074	1,441
Net gains from sales of loans	196	852	2,297
Other operating income	360	1,293	1,291
TOTAL NON-INTEREST INCOME	14,288	16,232	15,741

NON-INTEREST EXPENSE:
Salaries and employee benefits	28,483	27,616	27,178
Equipment expenses	1,629	1,678	1,377
Occupancy expense, net	3,067	2,949	2,875
State financial institutions tax	1,740	1,758	1,708
Marketing	1,184	1,239	1,254
Amortization of intangibles	478	1,043	1,046
FDIC insurance premiums, net	530	492	256
ATM expense	1,370	1,416	1,028
Computer maintenance and supplies	1,114	1,213	1,107
Telephone expense	240	420	706
Contracted services	2,503	2,430	1,821
Other real estate owned	(866)	2	(6)
Other non-interest expense	6,662	5,784	5,435
TOTAL NON-INTEREST EXPENSE	48,134	48,040	45,785

INCOME BEFORE INCOME TAXES	26,946	25,585	24,160
PROVISION FOR INCOME TAXES	4,818	4,611	4,085
NET INCOME	$22,128	20,974	20,075

Earnings per common share:
Basic	$1.93	1.66	1.55
Diluted	1.93	1.66	1.55
Weighted average common shares outstanding:
Basic	11,410,981	12,589,605	12,914,277
Diluted	11,410,981	12,589,613	12,914,584

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,
(Dollars in thousands)

	2022	2021	2020
Net income	$22,128	20,974	20,075

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of taxes of $(7,546), $(1,501), and $975 for 2022, 2021, and 2020, respectively)	(28,391)	(5,645)	3,666

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $—, $64, and $46 for 2022, 2021 and 2020, respectively)	—	(239)	(175)

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of taxes of $65, $9, and $(33) for 2022, 2021, and 2020, respectively)	246	32	(121)

Other comprehensive income (loss)	(28,145)	(5,852)	3,370

TOTAL COMPREHENSIVE INCOME (LOSS)	$(6,017)	15,122	23,445

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$(29,927)	(1,536)	4,348
Net unfunded liability for nonqualified pension plan	(27)	(273)	(305)
Balance at year-end	$(29,954)	(1,809)	4,043

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2020	12,936,783	$141,791	104,431	(18,847)	673	228,048
Net income	—	—	20,075	—	—	20,075
Other comprehensive income, net of taxes	—	—	—	—	3,370	3,370
Dividend Reinvestment and Stock Purchase Plan	26,840	401	—	—	—	401
Exercise of stock options	9,593	114	—	—	—	114
Repurchase of common stock	(130,552)	—	—	(1,872)	—	(1,872)
Compensation expense relating to restricted stock	15,661	137	—	—	—	137
Common stock dividends, $0.73 per share	—	—	(9,448)	—	—	(9,448)
Balance, December 31, 2020	12,858,325	142,443	115,058	(20,719)	4,043	240,825

Net income	—	—	20,974	—	—	20,974
Other comprehensive income, net of taxes	—	—	—	—	(5,852)	(5,852)
Dividend Reinvestment and Stock Purchase Plan	24,012	434	—	—	—	434
Exercise of stock options	311	4	—	—	—	4
Repurchase of common stock	(493,257)	—	—	(8,310)	—	(8,310)
Compensation expense relating to restricted stock	25,565	249	—	—	—	249
Common stock dividends, $0.77 per share	—	—	(9,720)	—	—	(9,720)
Balance, December 31, 2021	12,414,956	143,130	126,312	(29,029)	(1,809)	238,604

Net income	—	—	22,128	—	—	22,128
Other comprehensive loss, net of taxes	—	—	—	—	(28,145)	(28,145)
Dividend Reinvestment and Stock Purchase Plan	24,204	408	—	—	—	408
Repurchase of common stock	(1,212,634)	—	—	(23,660)	—	(23,660)
Compensation expense relating to restricted stock	32,554	531	—	—	—	531
Common stock dividends, $0.81 per share	—	—	(9,191)	—	—	(9,191)
Balance, December 31, 2022	11,259,080	$144,069	139,249	(52,689)	(29,954)	200,675

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,128	20,974	20,075
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,744	2,612	2,234
Provision for (recovery of) loan losses	250	(269)	2,014
Deferred income tax provision (benefit)	(345)	294	134
Increase in cash surrender value of bank owned life insurance	(1,074)	(1,074)	(1,124)
Bank owned life insurance death benefits in excess of cash surrender value	—	—	(317)
Realized and unrealized (gains) losses from equity securities, net	292	(141)	(675)
Realized gains from sales of debt securities available-for-sale, net	—	(303)	(221)
Realized (gains) losses from sales of premises and equipment, net	455	(6)	(53)
Realized gains from sale and impairment of other real estate owned and repossessed assets	(889)	—	(11)
Origination of mortgage loans for sale	(8,855)	(33,824)	(65,890)
Realized gains from sales of loans	(196)	(852)	(2,297)
Proceeds from sales of loans	8,953	34,268	67,467
Compensation expense related to restricted stock	531	249	137
Changes in:
Accrued income receivable	517	338	(4,573)
Other assets	2,453	(4,208)	(6,795)
Accrued interest and other liabilities	(1,722)	(237)	3,573
TOTAL ADJUSTMENTS	3,114	(3,153)	(6,397)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	25,242	17,821	13,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	—	967
Proceeds from sales of debt securities, available-for-sale	—	21,235	8,786
Proceeds from maturities, calls, and paydowns of debt securities:
Available-for-sale	20,680	33,093	66,170
Held-to-maturity	4,317	4,285	5,297
Purchases of equity securities	(19)	(16)	(369)
Purchases of debt securities:
Available-for-sale	(39,331)	(161,786)	(102,920)
Held-to-maturity	(1,223)	(2,447)	(2,582)
Proceeds from redemption of Federal Home Loan Bank stock	1,162	—	—
Purchase of Federal Home Loan Bank stock	(374)	—	—
Net increase in loans	(31,720)	(67,649)	(54,196)
Proceeds from bank owned life insurance mortality benefits	—	—	958
Proceeds from sales of other real estate owned and repossessed assets	1,605	—	208
Purchases of premises and equipment	(884)	(1,940)	(2,791)
Proceeds from sales of premises and equipment	875	6	421
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(44,912)	(175,219)	(80,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(23,849)	173,396	107,143
Net increase in short-term borrowings	71,455	—	—
Proceeds from issuance of long-term debt	15,000	—	—
Principal payments on long-term debt	(5,928)	(12,000)	(19,000)
Proceeds from issuance of common stock	408	434	401
Repurchase of common stock	(23,660)	(8,310)	(1,872)
Proceeds from exercise of stock options	—	4	114
Cash dividends paid on common stock	(9,191)	(9,720)	(9,448)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,235	143,804	77,338
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,565	(13,594)	10,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,136	31,730	20,765
CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,701	18,136	31,730
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31,
(Dollars in thousands)

	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$4,677	4,228	7,809
Income taxes	4,130	3,665	3,811

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	717	—	—
Right-of-use assets obtained in exchange for lease obligations	$370	$801	1,388
 The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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

Declines in the fair value of debt securities below their cost that are deemed to be other-than-temporarily impaired, and for which the Company does not intend to sell the securities and it is not more likely than not that the securities will be sold before the anticipated recovery of the impairment, are separated into losses related to credit factors and losses related to other factors.  The losses related to credit factors are recognized in earnings and losses related to other factors are recognized in other comprehensive income.  In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management determined that no such impairment adjustment was required to be made in the Company's Consolidated Statements of Income as of December 31, 2022, 2021, and 2020.

Equity securities with a readily determinable fair value are measured at fair value with changes in fair value recognized in net income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
December 31, 2022
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

LOANS HELD FOR SALE
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights retained. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related mortgage loan sold, which is reduced by the cost allocated to the servicing right. LCNB generally locks in the sale price to the purchaser of the mortgage loan at the same time an interest rate commitment is made to the borrower.

FINANCIAL INSTRUMENTS AND LOAN COMMITMENTS
Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees are recorded at fair value. Reserves for unfunded commitments are recorded as an other liability on the Consolidated Balance Sheets.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LEASES
LCNB determines if a contract is a lease or contains a lease at its inception. A liability to make lease payments ("the lease liability") and a right-of-use asset representing the right to use the underlying asset for the lease term, initially measured at the present value of the lease payments, are recorded in the consolidated balance sheet. The discount rate is LCNB's incremental borrowing rate for periods similar to the respective lease terms. LCNB management is reasonably certain that it will exercise the renewal options contained within the contracts for its leased offices and these additional terms have been included in the calculation of the right-of-use assets and the lease liabilities. Most variable lease payments are excluded except for those that depend on an index or a rate or are in substance fixed payments.

A lease is classified as a finance lease if it meets any of five designated criteria. If the lease does not meet any of the five criteria, the lease is classified as an operating lease. All leases entered into by LCNB through December 31, 2022 are classified as operating leases. Lease expense is recognized on a straight-line basis over the lease term for operating leases. LCNB has adopted an accounting policy election to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. Lease expense for such leases is generally recognized on a straight-line basis over the lease term.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.  Goodwill is not amortized, but is instead subject to an annual review for impairment. A review for impairment may be conducted more frequently than annually if circumstances indicate a possible impairment. Impairment indicators that may be considered include the condition of the economy and banking industry; estimated future cash flows; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of LCNB’s stock, and other relevant events. These and other factors could lead to a conclusion that goodwill is impaired, which would require LCNB to write off the difference between the current estimated fair value of the Company and its carrying value.

Mortgage loan servicing rights are recognized as assets based on the allocated value of retained servicing rights on mortgage loans sold. Mortgage loan servicing rights are carried at the lower of amortized cost or fair value and are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying mortgage loans as to interest rates. Any impairment of a grouping is reported as a valuation allowance.

Servicing fee income is recorded for fees earned for servicing mortgage loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Amortization of mortgage loan servicing rights is netted against mortgage loan servicing income and recorded in other operating income in the Consolidated Statements of Income.

The Company’s other intangible assets relate to core deposits acquired from business combinations.  These intangible assets are amortized on a straight-line basis over their estimated useful lives.  Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of the amortizing intangible should be revised.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP
LCNB has elected to account for its investment in an affordable housing tax credit limited partnership using the proportional amortization method. Accordingly, LCNB amortizes the initial cost of the investment to income tax expense in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The investment in the limited partnership is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in LCNB's Consolidated Balance Sheets.

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

Accounting guidance permits, but does not require, companies to measure many financial instruments and certain other items, including loans and debt securities, at fair value.  The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company did not select any financial instruments for the fair value election in 2022 or 2021.

SHORT-TERM BORROWINGS
Short-term borrowings consist of Federal funds purchased, Federal Home Loan Bank advances, and borrowings from non-affiliated banks. Short-term borrowings mature within one day to 365 days of the transaction date.

ADVERTISING EXPENSE
Advertising costs are expensed as incurred and are recorded as a marketing expense, a component of non-interest expense.

PENSION PLANS
The Company sponsors two pension plans, both of which are frozen to new participants.

Eligible employees of the Company hired before 2009 participate in a multiple-employer qualified noncontributory defined benefit retirement plan.  This plan is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.

A company previously acquired by the Company had a qualified noncontributory, defined benefit pension plan, which has been assumed by the Company, that covers eligible employees hired before May 1, 2005. This is a single employer plan.

TREASURY STOCK
Common shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the weighted average method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

EARNINGS PER SHARE
Basic earnings per share allocated to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is adjusted for the dilutive effects of stock-based compensation and is calculated using the two-class method or the treasury stock method.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock-based compensation with the proceeds used to purchase treasury shares at the average market price for the period.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting"
ASU No. 2020-04 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Originally, the amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" extended the sunset date from December 31, 2022 to December 31, 2024. LCNB does not expect the guidance in ASU No. 2020-04 will have a material impact on its results of consolidated operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments"
ASU No. 2016-13 was issued in June 2016 and became effective for LCNB on January 1, 2023. It will significantly change current guidance for recognizing impairment of financial instruments. Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU No. 2016-13 replaces the incurred loss impairment methodology with a new current expected credit loss ("CECL") methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required.

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
Based on LCNB's portfolio composition at December 31, 2022 and the economic environment at that time, the expected increase in LCNB's allowance for credit losses ("ACL") for loans is approximately $2.1 million and the expected ACL for unfunded commitments is approximately $500,000 as of January 1, 2023, the date LCNB adopted CECL. Approximately $350,000 of the increase to the ACL on loans resulted from the transfer of the non-accretable purchase accounting adjustments on purchased credit impaired loans. There was no impact from adoption of CECL on securities available-for sale. As a result of the adoption of this new standard on January 1, 2023, the expected adjustment to retained earnings is a reduction of approximately $1.6 million, which is net of an approximate $450,000 deferred tax asset adjustment stemming from the adoption.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures"
ASU No. 2022-02 was issued in March 2022. These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements and introduce new requirements for certain modifications to borrowers experiencing financial difficulties. Additionally, the amendments also require the disclosure of current-period gross charge-offs by year of origination. For entities that have adopted ASU No. 2016-13, the update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. LCNB adopted ASU No. 2022-02 on January 1, 2023 and it did not have a material impact on LCNB's results of consolidated operations, financial position, or disclosures.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at December 31 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2022
Debt Securities Available-for-Sale:
U.S. Treasury notes	$84,927	—	8,480	76,447
U.S. Agency notes	89,160	—	11,184	77,976
Corporate Bonds	7,450	13	778	6,685
U.S. Agency mortgage-backed securities	90,746	5	11,311	79,440
Municipal securities:
Non-taxable	8,892	—	368	8,524
Taxable	46,556	1	5,779	40,778
	$327,731	19	37,900	289,850

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$16,447	10	594	15,863
Taxable	3,431	—	409	3,022
	$19,878	10	1,003	18,885

2021
Debt Securities Available-for-Sale:
U.S. Treasury notes	$75,443	57	756	74,744
U.S. Agency notes	89,293	45	2,092	87,246
Corporate Bonds	5,200	70	118	5,152
U.S. Agency mortgage-backed securities	96,018	1,350	692	96,676
Municipal securities:
Non-taxable	8,959	125	18	9,066
Taxable	35,208	531	446	35,293
	$310,121	2,178	4,122	308,177

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$19,403	98	—	19,501
Taxable	3,569	21	4	3,586
	$22,972	119	4	23,087

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 2 - INVESTMENT SECURITIES (Continued)
Information concerning debt securities with gross unrealized losses at December 31, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2022
Available-for-Sale:
U.S. Treasury notes	$16,521	931	59,927	7,549
U.S. Agency notes	7,729	543	70,247	10,641
Corporate Bonds	2,667	283	3,255	495
U.S. Agency mortgage-backed securities	41,543	3,597	37,282	7,714
Municipal securities:
Non-taxable	6,831	248	893	120
Taxable	22,162	1,951	18,435	3,828
	$97,453	7,553	190,039	30,347

Held-to-Maturity:
Municipal securities:
Non-taxable	$9,567	593	31	1
Taxable	2,811	370	212	39
	$12,378	963	243	40

2021
Available-for-Sale:
U.S. Treasury notes	$66,891	756	—	—
U.S. Agency notes	58,648	1,257	20,289	835
Corporate Bonds	3,898	102	484	16
U.S. Agency mortgage-backed securities	49,813	692	—	—
Municipal securities:
Non-taxable	1,020	18	—	—
Taxable	18,434	322	3,535	124
	$198,704	3,147	24,308	975

Held-to-Maturity:
Municipal securities:
Non-taxable	$46	—	—	—
Taxable	271	4	—	—
	$317	4	—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 2 - INVESTMENT SECURITIES (Continued)
Unrealized losses at December 31, 2022 have not been recognized into income because the Company does not have the intent to sell the securities, it is likely that the Company will not be required to sell the securities prior to the anticipated recovery of their amortized costs, and the decline in fair values is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. Fair value is expected to recover as the securities approach their maturities.

Contractual maturities of debt securities at December 31, 2022 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$13,193	13,004	755	752
Due from one to five years	133,026	119,304	3,628	3,475
Due from five to ten years	90,036	77,467	2,440	2,238
Due after ten years	730	635	13,055	12,420
	236,985	210,410	19,878	18,885
U.S. Agency mortgage-backed securities	90,746	79,440	—	—
	$327,731	289,850	19,878	18,885

Debt securities with a market value of $166,412,000 and $128,426,000 at December 31, 2022 and 2021, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of debt securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2022	2021	2020
Proceeds from sales	$—	21,235	8,786
Gross realized gains	—	365	221
Gross realized losses	—	62	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the Consolidated Statements of Income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at December 31, 2022 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at December 31 are summarized as follows (in thousands):

	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,429	1,234	1,410	1,379
Equity securities	778	1,039	778	1,167
Total equity securities with a readily determinable fair value	$2,207	2,273	2,188	2,546

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 2 - INVESTMENT SECURITIES (Continued)
Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the years ended December 31 was as follows (in thousands):

	2022	2021	2020
Net gains (losses) recognized	$(292)	141	675
Less net realized gains on equity securities sold	—	—	658
Unrealized gains (losses) recognized and still held at period end	$(292)	141	17

NOTE 3 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2022	2021
Commercial and industrial	$120,327	101,598
Commercial, secured by real estate	936,255	887,679
Residential real estate	306,128	335,106
Consumer	28,414	34,291
Agricultural	10,073	10,649
Other loans, including deposit overdrafts	81	122
	1,401,278	1,369,445
Less allowance for loan losses	5,646	5,506
Loans-net	$1,395,632	1,363,939

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $980,000 and $961,000 at December 31, 2022 and 2021, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 3 - LOANS (Continued)

Non-accrual, past-due, and accruing restructured loans at December 31 were as follows (dollars in thousands):

	2022	2021
Non-accrual loans:
Commercial, secured by real estate	$319	1,182
Residential real estate	72	299
Total non-accrual loans	391	1,481
Past-due 90 days or more and still accruing	39	56
Total non-accrual and past-due 90 days or more and still accruing	430	1,537
Accruing restructured loans	1,376	2,622
Total	$1,806	4,159

Ratio of total non-accrual loans to total loans	0.03%	0.11%

Ratio of total non-accrual loans, past-due 90 days or more and still accruing, and accruing restructured loans to total loans	0.13%	0.30%

Interest income that would have been recorded during 2022 and 2021 if loans on non-accrual status at December 31, 2022 and 2021 had been current and in accordance with their original terms was approximately $32,000 and $31,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 3 - LOANS (Continued)

The allowance for loan losses and recorded investment in loans for the years ended December 31 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2022
Allowance for loan losses:
Balance, beginning of year	$1,095	3,607	665	105	30	4	5,506
Provision for (recovery of) loan losses	205	69	(81)	(12)	(8)	77	250
Losses charged off	—	(67)	(5)	(37)	—	(157)	(266)
Recoveries	—	—	45	30	—	81	156
Balance, end of year	$1,300	3,609	624	86	22	5	5,646

Individually evaluated for impairment	$4	11	6	—	—	—	21
Collectively evaluated for impairment	1,296	3,598	618	86	22	5	5,625
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$1,300	3,609	624	86	22	5	5,646

Loans:
Individually evaluated for impairment	$114	963	482	—	—	—	1,559
Collectively evaluated for impairment	119,799	934,568	304,770	28,414	10,073	81	1,397,705
Acquired credit impaired loans	414	724	876	—	—	—	2,014
Balance, end of year	$120,327	936,255	306,128	28,414	10,073	81	1,401,278

Ratio of net charge-offs to average loans	—%	0.01%	(0.01)%	0.02%	—%	100.00%	0.01%

2021
Allowance for loan losses:
Balance, beginning of year	$816	3,903	837	153	28	(9)	5,728
Provision for (recovery of) loan losses	279	(375)	(190)	(45)	2	60	(269)
Losses charged off	—	(112)	(28)	(9)	—	(105)	(254)
Recoveries	—	191	46	6	—	58	301
Balance, end of year	$1,095	3,607	665	105	30	4	5,506

Individually evaluated for impairment	$5	11	9	—	—	—	25
Collectively evaluated for impairment	1,090	3,596	656	105	30	4	5,481
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$1,095	3,607	665	105	30	4	5,506

Loans:
Individually evaluated for impairment	$155	2,945	559	—	—	—	3,659
Collectively evaluated for impairment	101,355	883,122	333,384	34,291	10,649	122	1,362,923
Acquired credit impaired loans	88	1,612	1,163	—	—	—	2,863
Balance, end of year	$101,598	887,679	335,106	34,291	10,649	122	1,369,445

Ratio of net charge-offs to average loans	—%	(0.01)%	(0.01)%	0.01%	—%	16.24%	—%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 3 - LOANS (Continued)

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2020
Allowance for loan losses:
Balance, beginning of year	$456	2,924	528	99	34	4	4,045
Provision for (recovery of) loan losses	342	1,332	239	62	(6)	45	2,014
Losses charged off	(13)	(353)	(5)	(30)	—	(140)	(541)
Recoveries	31	—	75	22	—	82	210
Balance, end of year	$816	3,903	837	153	28	(9)	5,728

Individually evaluated for impairment	$8	17	27	—	—	—	52
Collectively evaluated for impairment	808	3,886	810	153	28	(9)	5,676
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$816	3,903	837	153	28	(9)	5,728

Ratio of net charge-offs to average loans	(0.02)%	0.04%	(0.02)%	0.02%	—%	10.83%	0.03%

The risk characteristics of LCNB's material loan portfolio segments were as follows:

Commercial & Industrial Loans. LCNB’s commercial and industrial loan portfolio consists of loans for various purposes, including, for example, loans to fund working capital requirements (such as inventory and receivables financing) and purchases of machinery and equipment.  LCNB offers a variety of commercial and industrial loan arrangements, including term loans, balloon loans, and lines of credit.  Commercial & industrial loans can have a fixed or variable rate, with maturities ranging from one to ten years. Commercial & industrial loans are offered to businesses and professionals for short and medium terms on both a collateralized and uncollateralized basis. Commercial & industrial loans typically are underwritten on the basis of the borrower’s ability to make repayment from the cash flow of the business.  Collateral, when obtained, may include liens on furniture, fixtures, equipment, inventory, receivables, or other assets.  As a result, such loans involve complexities, variables, and risks that require thorough underwriting and more robust servicing than other types of loans.

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. The PPP was implemented by the SBA with support from the Department of the Treasury and provided small businesses that were negatively impacted by the COVID-19 pandemic with government guaranteed and potentially forgivable loans that could be used to pay up to eight or twenty-four weeks, depending on the date of the loan, of payroll costs including benefits. Funds could also be used to pay interest on mortgages, rent, utilities, covered operations expenditures, covered property damage costs, covered supplier costs, and covered worker protection expenditures. LCNB originated 316 PPP loans with original balances totaling $45.5 million during 2020 and originated an additional 358 loans with original balances totaling $38.3 million during the first half of 2021. Outstanding PPP loans at December 31, 2022 and 2021 totaled $40,000 and $6,935,000, respectively, and unrecognized fees at those dates totaled $4,000 and $272,000, respectively.

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
December 31, 2022
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 3 - LOANS (Continued)

An analysis of the Company’s loan portfolio by credit quality indicators at December 31 is as follows (in thousands):

	Pass	OAEM	Substandard	Doubtful	Total
2022
Commercial & industrial	$114,573	3,744	2,010	—	120,327
Commercial, secured by real estate	913,375	15,344	7,536	—	936,255
Residential real estate	304,513	—	1,615	—	306,128
Consumer	28,411	—	3	—	28,414
Agricultural	10,073	—	—	—	10,073
Other	81	—	—	—	81
Total	$1,371,026	19,088	11,164	—	1,401,278

2021
Commercial & industrial	$98,694	2,757	147	—	101,598
Commercial, secured by real estate	851,709	22,336	13,634	—	887,679
Residential real estate	332,962	—	2,144	—	335,106
Consumer	34,281	—	10	—	34,291
Agricultural	10,649	—	—	—	10,649
Other	122	—	—	—	122
Total	$1,328,417	25,093	15,935	—	1,369,445

LCNB generally performs a classification of assets review, including the regulatory classification of assets, on an ongoing basis. The results of the classification of assets review are validated annually by an independent third party loan review firm. In the event of a difference in rating or classification between those assigned by the internal and external resources, the Company will utilize the more critical or conservative rating or classification. Loans with regulatory classifications are presented monthly to the Board of Directors.

LCNB evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 3 - LOANS (Continued)

A loan portfolio aging analysis at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
2022
Commercial & industrial	$—	—	—	—	120,327	120,327	—
Commercial, secured by real estate	—	—	—	—	936,255	936,255	—
Residential real estate	81	—	79	160	305,968	306,128	39
Consumer	117	3	—	120	28,294	28,414	—
Agricultural	—	—	—	—	10,073	10,073	—
Other	81	—	—	81	—	81	—
Total	$279	3	79	361	1,400,917	1,401,278	39

2021
Commercial & industrial	$—	—	—	—	101,598	101,598	—
Commercial, secured by real estate	181	—	784	965	886,714	887,679	—
Residential real estate	1,130	1	109	1,240	333,866	335,106	51
Consumer	22	5	5	32	34,259	34,291	5
Agricultural	—	—	—	—	10,649	10,649	—
Other	122	—	—	122	—	122	—
Total	$1,455	6	898	2,359	1,367,086	1,369,445	56

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 3 - LOANS (Continued)

Impaired loans, including acquired credit impaired loans, for the years ended December 31 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2022
With no related allowance recorded:
Commercial & industrial	$414	523	—	311	145
Commercial, secured by real estate	1,042	1,255	—	2,220	357
Residential real estate	1,173	1,379	—	1,306	234
Consumer	—	—	—	—	—
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$2,629	3,157	—	3,837	736

With an allowance recorded:
Commercial & industrial	$114	119	4	135	8
Commercial, secured by real estate	645	645	11	663	43
Residential real estate	185	185	6	194	11
Consumer	—	—	—	—	—
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$944	949	21	992	62

Total:
Commercial & industrial	$528	642	4	446	153
Commercial, secured by real estate	1,687	1,900	11	2,883	400
Residential real estate	1,358	1,564	6	1,500	245
Consumer	—	—	—	—	—
Agricultural	—	—	—	—	—
Other	—	—	—	—	—
Total	$3,573	4,106	21	4,829	798

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 3 - LOANS (Continued)

	Average Recorded Investment	Interest Income Recognized
2020
With no related allowance recorded:
Commercial & industrial	$1,044	335
Commercial, secured by real estate	7,070	731
Residential real estate	3,290	316
Consumer	10	1
Agricultural	—	—
Other	234	36
Total	$11,648	1,419

With an allowance recorded:
Commercial & industrial	$212	12
Commercial, secured by real estate	1,517	18
Residential real estate	404	18
Consumer	3	—
Agricultural	—	—
Other	—	—
Total	$2,136	48

Total:
Commercial & industrial	$1,256	347
Commercial, secured by real estate	8,587	749
Residential real estate	3,694	334
Consumer	13	1
Agricultural	—	—
Other	234	36
Total	$13,784	1,467

Of the interest income recognized on impaired loans during 2022, 2021, and 2020, approximately $5,000, $37,000, and $34,000, respectively, were recognized on a cash basis. The Company continued to accrue interest on certain loans classified as impaired during 2022, 2021, and 2020 because they were restructured or considered well secured and in the process of collection.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 3 - LOANS (Continued)

Loan modifications that were classified as troubled debt restructurings during the years ended December 31 were as follows (dollars in thousands):

	2022			2021				2020
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Commercial and industrial	—	$—	$—	—	$—	$—	1	$5	$4
Commercial, secured by real estate	—	—	—	—	—	—	1	1,525	1,525
Residential real estate	—	—	—	3	97	101	1	14	14
Consumer	—	—	—	—	—	—	—	—	—
Totals	—	$—	$—	3	$97	$101	3	$1,544	$1,543

Post-modification balances of newly restructured troubled debt by type of modification for the years ended December 31 were as follows (in thousands):

	Term Modification	Rate Modification	Interest Only	Principal Forgiveness	Combination	Total Modifications
2022
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$—	—	—	—	—	—

2021
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate	—	—	—	—	—	—
Residential real estate	32	—	—	—	69	101
Consumer	—	—	—	—	—	—
Total	$32	—	—	—	69	101

2020
Commercial & industrial	$—	—	—	—	4	4
Commercial, secured by real estate	—	—	—	—	1,525	1,525
Residential real estate	—	—	—	—	14	14
Consumer	—	—	—	—	—	—
Total	$—	—	—	—	1,543	1,543

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified in a troubled debt restructuring.

There were no troubled debt restructurings that subsequently defaulted within twelve months of the restructuring date for the years ended December 31, 2022, 2021, or 2020.

All troubled debt restructurings are considered impaired loans. The allowance for loan loss on such restructured loans is based on the present value of future expected cash flows.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 3 - LOANS (Continued)

Information concerning the post-modification balances of loans that were modified during the year ended December 31 and that were determined to be troubled debt restructurings follows (in thousands):

	2022	2021
Impaired loans without a valuation allowance at the end of the period	—	101
Impaired loans with a valuation allowance at the end of the period	—	—

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying Consolidated Balance Sheets.  The unpaid principal balances of those loans at December 31, 2022 and 2021 were approximately $148,412,000 and $149,382,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)
NOTE 4 - ACQUIRED CREDIT IMPAIRED LOANS

The following table provides, as of December 31, the major classifications of loans acquired that are accounted for in accordance with FASB ASC 310-30 (in thousands):

	2022	2021
Acquired from First Capital Bancshares, Inc.
Commercial & industrial	$68	1
Commercial, secured by real estate	—	—
Residential real estate	262	398
Total	$330	399

Acquired from Eaton National Bank & Trust Co.
Commercial & industrial	$284	—
Commercial, secured by real estate	68	310
Residential real estate	456	463
Total	$808	773

Acquired from BNB Bancorp, Inc.
Commercial & industrial	$—	—
Commercial, secured by real estate	623	688
Residential real estate	61	51
Total	$684	739

Acquired from Columbus First Bancorp, Inc.
Commercial & industrial	$62	87
Commercial, secured by real estate	33	614
Residential real estate	97	251
Total	192	952

Total
Commercial & industrial	$414	88
Commercial, secured by real estate	724	1,612
Residential real estate	876	1,163
Total	$2,014	2,863

The following table provides the outstanding balance and related carrying amount for acquired impaired loans at December 31 (in thousands):

	2022	2021
Outstanding balance	$2,396	3,769
Carrying amount	2,014	2,863

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 4 - ACQUIRED CREDIT IMPAIRED LOANS (continued)
Activity during 2022 and 2021 for the accretable discount related to acquired impaired loans is as follows (in thousands):

	2022	2021
Accretable discount, beginning of year	$116	182
Reclass from nonaccretable discount to accretable discount	407	266
Less accretion	(490)	(332)
Accretable discount, end of year	$33	116

NOTE 5 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in other assets in the Consolidated Balance Sheets.  Changes in other real estate owned were as follows (in thousands):

	2022	2021
Balance, beginning of year	$—	197
Additions	717	—
Reductions due to sales	(717)	(197)
Balance, end of year	$—	—

There were no residential consumer mortgage loans secured by residential real estate in the process of foreclosure at December 31, 2022.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2022	2021
Land	$8,222	8,512
Buildings	30,148	31,296
Equipment	17,266	17,272
Construction in progress	4,558	4,100
Total	60,194	61,180
Less accumulated depreciation	27,152	25,795
Premises and equipment, net	$33,042	35,385

Depreciation charged to expense was $1,897,000 in 2022, $1,931,000 in 2021, and $1,834,000 in 2020.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 7 - LEASES

LCNB has capitalized operating leases for its Union Village, Fairfield, Barron Street, and Worthington offices, for the land at its Oxford and Oakwood offices, for certain office equipment, and for its ATMs. The Oakwood lease has a remaining term of fifteen years with options to renew for six additional periods of five years each. The Oxford lease has a remaining term of thirty-eight years with no renewal options. The other leases have remaining terms of less than one year up to nine years, some of which contain options to renew the leases for additional five-year periods.

Lease expenses for offices are included in the Consolidated Statements of Income in occupancy expense, net and lease expenses for equipment and ATMs are included in equipment expenses. Components of lease expense for the years ended December 31 are as follows (in thousands):

	2022	2021
Operating lease expense	$616	840
Short-term lease expense	243	48
Variable lease expense	4	4
Other	11	10
Total lease expense	$874	902

Other information related to leases at December 31, 2022 is as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$623
Right-of-use assets obtained in exchange for new operating lease liabilities	$370
Weighted average remaining lease term in years for operating leases	33.4
Weighted average discount rate for operating leases	3.46%

Future payments due under operating leases as of December 31, 2022 are as follows (in thousands):

2023	$665
2024	675
2025	471
2026	333
2027	311
Thereafter	9,966
12,421
Less effects of discounting	6,051
Operating lease liabilities recognized	$6,370

Rental expense for all leased branches and equipment was approximately $874,000 in 2022, $902,000 in 2021, and $731,000 in 2020.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

LCNB performs an impairment test of the carrying value of goodwill annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Impairment indicators that may be considered include the condition of the economy and banking industry; estimated future cash flows; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of LCNB’s stock and other relevant events. These and other factors could lead to a conclusion that goodwill is impaired, which would require LCNB to write off the difference between the estimated fair value of the Company and its carrying value.

Other intangible assets in the Consolidated Balance Sheets at December 31 were as follows (in thousands):

	2022			2021
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$8,544	7,588	956	8,544	7,110	1,434
Mortgage servicing rights	2,408	1,537	871	2,323	1,284	1,039
Total	$10,952	9,125	1,827	10,867	8,394	2,473

The estimated aggregate future amortization expense for each of the next five years for intangible assets remaining as of December 31, 2022 is as follows (in thousands):

2023	$647
2024	514
2025	302
2026	113
2027	86

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

	2022	2021	2020
Balance, beginning of year	$1,039	976	483
Amount capitalized to mortgage servicing rights	100	409	719
Amortization of mortgage servicing rights	(268)	(346)	(226)
Balance, end of year	$871	1,039	976

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2022	2021
Affordable housing tax credit investment	$16,950	14,950
Less amortization	3,268	2,126
Net affordable housing tax credit investment	$13,682	12,824

Unfunded commitment	$7,185	8,655

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the Consolidated Balance Sheets.

LCNB expects to fund the unfunded commitment over ten years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2022	2021	2020
Tax credits and other tax benefits recognized	$1,394	995	612
Tax credit amortization expense included in provision for income taxes	1,142	806	510

NOTE 10 - TIME DEPOSITS

Contractual maturities of time deposits at December 31, 2022 were as follows (in thousands):

2023	$80,283
2024	51,886
2025	8,108
2026	9,028
2027	5,683
Thereafter	1,512
$156,500

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2022 and 2021 was $16,139,000 and $25,123,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 11 - BORROWINGS
Long-term debt at December 31 was as follows (in thousands):

	2022	2021
FHLB advances	$5,000	10,000
Term loan	14,072	—
Total long-term debt	$19,072	10,000

The FHLB advances at December 31, 2022 and 2021 had respective weighted average interest rates of 3.02% and 3.00%. All advances from the FHLB are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $270 million and $303 million at December 31, 2022 and 2021, respectively.  Total remaining borrowing capacity, including short-term borrowing arrangements, at December 31, 2022 was approximately $160.6 million.

The term loan with a correspondent financial institution bears a fixed interest rate of 4.25%, amortizes quarterly, and has a final balloon payment due on June 15, 2025.

Contractual maturities of long-term debt at December 31 by year of maturity were as follows (dollars in thousands):

	2022	2021
Maturing within one year	$6,918	5,000
Maturing one year through two years	2,001	5,000
Maturing two years through three years	10,153	—
Total	$19,072	10,000

Short-term borrowings at December 31, 2022 were as follows (dollars in thousands):

	2022
	Outstanding Balance	Average Rate
Lines of credit	$18,455	5.00%
FHLB short-term advances	50,000	4.40%
Revolving line of credit	3,000	7.25%
	$71,455	4.67%

At December 31, 2022, the Company had two short-term line of credit borrowing arrangements with unrelated financial institutions.  Under the terms of the first arrangement, the Company can borrow up to $25 million at the interest rate in effect at the time of the borrowing.  There were no advances outstanding under this line of credit at December 31, 2022. Under the terms of the second arrangement, the Company can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate (4.50% at December 31, 2022) plus a spread of 50 basis points. At December 31, 2022, the outstanding balance of this arrangement totaled $18.5 million. The Company had no short-term borrowings outstanding at December 31, 2021.

At December 31, 2022, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $5 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points, This agreement expires on June 15, 2023.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 11 - BORROWINGS (continued)

At December 31, 2022, LCNB had 2 short-term borrowing arrangements with the FHLB of Cincinnati. Under the terms of a REPO Based Advance program, LCNB can borrow up to $87.1 million in short-term advances, subject to total remaining borrowing capacity limitations. Available terms range from one day to one year. The interest rate is the published rate in effect at the time of the advance. Under the terms of a Cash Management Advance program, LCNB can borrow up to $87.1 million in short-term advances, subject to total remaining borrowing capacity limitations. LCNB can select a variable rate of interest for up to 90 days or a fixed rate of interest for a maximum of 30 days. The interest rate is the published rate in effect at the time of the advance. Both arrangements expired on February 8, 2023 and were renewed for another year..

NOTE 12 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2022	2021	2020
Income taxes currently payable	$5,162	4,317	3,951
Deferred income tax provision (benefit)	(344)	294	134
Provision for income taxes	$4,818	4,611	4,085

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from -
Tax exempt interest	(0.6)%	(0.7)%	(0.9)%
Tax exempt income on bank owned life insurance	(0.8)%	(0.9)%	(1.3)%
Captive insurance premium income	(0.9)%	(0.8)%	(0.8)%
Affordable housing tax credit limited partnerships	(0.8)%	(0.6)%	(0.4)%
Tax benefit from certain provisions of the CARES Act	—%	—%	(0.8)%
Other – net	—%	—%	1.0%
Effective tax rate	17.9%	18.0%	17.8%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 12 - INCOME TAXES (continued)

Deferred tax assets and liabilities, included in the Consolidated Balance Sheets with other assets, net in 2022 and accrued interest and other liabilities in 2021, consist of the following at December 31 (in thousands):

	2022	2021
Deferred tax assets:
Allowance for loan losses	$1,186	1,156
Net unrealized losses on investment securities available-for-sale	7,955	408
Fair value adjustment on loans acquired from mergers	40	103
Deferred compensation	602	630
Minimum pension liability	7	73
Operating lease right-of-use assets	1,338	1,359
Other	165	96
	11,293	3,825
Deferred tax liabilities:
Depreciation of premises and equipment	(1,174)	(1,595)
Amortization of intangibles	(1,643)	(1,518)
Prepaid expenses	(316)	(323)
FHLB stock dividends	(183)	(216)
Operating lease liabilities	(1,338)	(1,359)
	(4,654)	(5,011)
Net deferred tax assets (liabilities)	$6,639	(1,186)

As of December 31, 2022 and 2021 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the Consolidated Statements of Income for the three-year period ended December 31, 2022.

The Company is no longer subject to examination by federal tax authorities for years before 2019.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)
Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2022	2021
Commitments to extend credit:
Commercial loans	$22,823	82,578
Other loans:
Fixed rate	191	5,196
Adjustable rate	1,422	2,784
Unused lines of credit:
Fixed rate	41,558	32,655
Adjustable rate	238,876	150,746
Unused overdraft protection amounts on demand and NOW accounts	16,566	16,711
Standby letters of credit	5	5
	$321,441	290,675

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

Capital expenditures include: the construction or acquisition of new office buildings; improvements to LCNB's offices; purchases of furniture and equipment; and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of December 31, 2022 totaled approximately $419,000.

The Company and the Bank are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to LCNB's consolidated financial position or results of operations.

NOTE 14 - REGULATORY MATTERS AND IMPACT ON PAYMENT OF DIVIDENDS

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2023, the restrictions generally limit dividends to the aggregate of net income for the year 2023 plus the net earnings retained for 2022 and 2021.  In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines. At December 31, 2022, approximately $12,947,000 of the Bank’s earnings retained was available for dividends in 2023 under this guideline.  Dividends in excess of these limitations would require the prior approval of the Comptroller of the Currency.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. It could be used beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the December 31, 2022 or 2021 regulatory capital calculations.

A summary of the regulatory capital of the Bank at December 31 follows (dollars in thousands):

	2022	2021
Regulatory Capital:
Shareholders' equity	$213,052	234,451
Goodwill and other intangible assets	(60,177)	(60,655)
Accumulated other comprehensive (income) loss	29,945	1,809
Tier 1 risk-based capital	182,820	175,605
Eligible allowance for loan losses	5,646	5,506
Total risk-based capital	$188,466	181,111
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	11.94%	12.25%
Tier 1 capital to risk-weighted assets	11.94%	12.25%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	12.31%	12.64%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	9.72%	9.58%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Continued)

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) for 2022 and 2021 were as follows (in thousands):

	2022			2021
	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Balance at beginning of year	$(1,536)	(273)	(1,809)	4,348	(305)	4,043
Before reclassifications	(28,391)	246	(28,145)	(5,645)	32	(5,613)
Reclassifications	—	—	—	(239)	—	(239)
Balance at end of year	$(29,927)	(27)	(29,954)	(1,536)	(273)	(1,809)

Reclassifications out of accumulated other comprehensive loss during 2022 and 2021 and the affected line items in the Consolidated Statements of Income were as follows (in thousands):

	2022	2021	Affected Line Item in the Consolidated Statements of Income
Net gains on sales of debt securities	$—	303	Net gains (losses) on sales of debt securities
Less provision for income taxes	—	64	Provision for income taxes
Reclassification adjustment, net of taxes	$—	239

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 16 - RETIREMENT PLANS (continued)
The plan is at least 80% funded as of July 1, 2022 and 2021.  A funding improvement or rehabilitation plan has not been implemented, nor has a surcharge been paid to the plan. The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the Consolidated Statements of Income for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
Qualified noncontributory defined benefit retirement plan	$1,298	1,178	1,111
401(k) plan	636	610	590

The Company expects a minimum contribution of $184,000 to the qualified noncontributory defined benefit retirement plan in 2023.

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2022 and 2021, the amount of the liability for this plan was, respectively, $128,000 and $128,000, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2022 and 2021 was $2,867,000 and $3,002,000, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2022 and 2021 is $689,000 and $798,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.1% in 2022 and 5.0% in 2021. There were no service costs associated with the plans for 2022, 2021, or 2020.  Interest costs were $36,000, $42,000, and $48,000 for 2022, 2021, and 2020, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2022	2021	2020
Service cost	$—	—	—
Interest cost	54	52	63
Amortization of unrecognized (gain) loss	8	8	2
Net periodic pension cost	$62	60	65

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 16 - RETIREMENT PLANS (continued)
A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2022	2021	2020
Projected benefit obligation at beginning of year	$1,999	2,124	2,045
Service cost	—	—	—
Interest cost	54	52	63
Actuarial (gain) or loss	(303)	(33)	155
Benefits paid	(144)	(144)	(139)
Projected benefit obligation at end of year	$1,606	1,999	2,124

Projected benefit obligations for the nonqualified defined benefit retirement plan are included in other liabilities in the Consolidated Balance Sheets.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2022 and 2021 was $1,606,000 and $1,999,000, respectively.

At December 31, 2022 and 2021, unrecognized net loss of $27,000 and $273,000, respectively, was included in accumulated other comprehensive income (loss).

Amounts recognized in accumulated other comprehensive income (loss), net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2022	2021	2020
Net actuarial (gain) or loss	$(246)	(32)	122

The estimated unrecognized net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2023 for the nonqualified defined benefit retirement plan is $0.

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2022	2021	2020
Benefit obligation:
Discount rate	5.02%	2.83%	2.52%
Salary increase rate	—%	—%	—%

Net periodic pension cost:
Discount rate	2.83%	2.52%	3.22%
Salary increase rate	—%	—%	—%
Amortization period in years	19.41	20.16	21.24

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 16 - RETIREMENT PLANS (continued)
The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2023.

 Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2022 are (in thousands):

2023	$144
2024	144
2025	144
2026	143
2027	142
2028-2032	648

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

Stock-based awards may be in the form of treasury shares or newly issued shares.

LCNB has not granted stock options since 2012.

The following table summarizes stock option activity for the years indicated:

	2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1,	311	$12.60	9,904	$11.96
Exercised	(311)	12.60	(9,593)	11.94
Expired	—	—	—	—
Outstanding at December 31,	—	$—	311	$12.60
Exercisable at December 31,	—	$—	311	$12.60

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 17 - STOCK-BASED COMPENSATION (continued)

The following table provides information related to stock options exercised during the years indicated (in thousands):

	2021	2020
Intrinsic value of options exercised	$1	46
Cash received from options exercised	4	114
Tax benefit realized from options exercised	—	5

Compensation costs related to option awards were recognized in full during the first quarter 2017.

Restricted stock awards granted under the 2015 Plan were as follows:

	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	44,512	$17.08	28,596	$17.42	17,752	$18.03
Granted	32,554	19.25	26,321	16.85	19,211	16.87
Vested	(18,752)	18.01	(9,649)	17.49	(4,817)	17.83
Forfeited	—	—	(756)	16.86	(3,550)	16.9
Outstanding at December 31,	58,314	$17.99	44,512	$17.08	28,596	$17.42

Total expense related to restricted stock awards included in salaries and wages in the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 was $531,000, $249,000, and $137,000 respectively. The related tax benefit for the years ended December 31, 2022, 2021, and 2020 was $111,000, $52,000, and $29,000, respectively. Unrecognized compensation expense for restricted stock awards was $701,000 at December 31, 2022 and is expected to be recognized over a period of 4.2 years.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2022	2021	2020
Net income	$22,128	20,974	20,075
Less allocation of earnings and dividends to participating securities	114	75	45
Net income allocated to common shareholders	$22,014	20,899	20,030

Weighted average common shares outstanding, gross	11,469,676	12,635,013	12,943,622
Less average participating securities	58,695	45,408	29,345
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	11,410,981	12,589,605	12,914,277
Add dilutive effect of:
Stock options	—	8	307
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	11,410,981	12,589,613	12,914,584

Earnings per common share:
Basic	$1.93	1.66	1.55
Diluted	1.93	1.66	1.55

NOTE 19 - RELATED PARTY TRANSACTIONS

LCNB has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2022	2021
Beginning balance	$2,125	2,929
New loans and advances	317	250
Change in composition of related parties	—	(413)
Reductions	(250)	(641)
Ending Balance	$2,192	2,125

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2022 and 2021 amounted to $2,163,000 and $3,373,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

Other real estate owned is adjusted to fair value, less costs to sell, upon transfer of the loan to foreclosed assets, usually based on an appraisal of the property.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Other repossessed assets are valued at estimated sales prices, less costs to sell. The inputs for other real estate owned and other repossessed assets are considered to be level 3.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2022
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,039	1,039	—	—
Mutual funds	41	41	—	—
Mutual funds measured at net asset value	1,193	1,193	—	—

Debt securities available-for-sale:
U.S. Treasury notes	76,447	76,447	—	—
U.S. Agency notes	77,976	—	77,976	—
Corporate bonds	6,685	—	6,685	—
U.S. Agency mortgage-backed securities	79,440	—	79,440	—
Municipal securities:
Non-taxable	8,524	—	8,524	—
Taxable	40,778	—	40,778	—
Total recurring fair value measurements	$292,123	78,720	213,403	—

Nonrecurring fair value measurements:
Impaired loans	$923	—	—	923
Total nonrecurring fair value measurements	$923	—	—	923

2021
Recurring fair value measurement:
Equity securities with a readily determinable fair value:
Equity securities	$1,167	1,167	—	—
Mutual funds	51	51	—	—
Mutual funds measured at net asset value	1,328	1,328	—	—

Debt securities available-for-sale:
U.S. Treasury notes	74,744	74,744	—	—
U.S. Agency notes	87,246	—	87,246	—
Corporate bonds	5,152	—	5,152	—
U.S. Agency mortgage-backed securities	96,676	—	96,676	—
Municipal securities:
Non-taxable	9,066	—	9,066	—
Taxable	35,293	—	35,293	—
Total recurring fair value measurements	$310,723	77,290	233,433	—

Nonrecurring fair value measurements:
Impaired loans	$1,011	—	—	1,011
Total nonrecurring fair value measurements	$1,011	—	—	1,011

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2022 and 2021 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2022
Impaired loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	923	Discounted cash flows	Discount rate	8.13%	4.63%	6.04%

2021
Impaired loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	1,011	Discounted cash flows	Discount rate	8.25%	4.00%	6.07%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)
NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2022
FINANCIAL ASSETS:
Cash and cash equivalents	$22,701	22,701	22,701	—	—
Debt securities, held-to-maturity	19,878	18,885	—	—	18,885
Loans, net	1,395,632	1,219,112	—	—	1,219,112
Accrued interest receivable	7,482	7,482	—	7,482	—

FINANCIAL LIABILITIES:
Deposits	1,604,970	1,604,380	1,448,470	155,910	—
Long-term debt	19,072	18,573	—	18,573	—
Accrued interest payable	311	311	—	311	—

2021
FINANCIAL ASSETS:
Cash and cash equivalents	$18,136	18,136	18,136	—	—
Debt securities, held-to-maturity	22,972	23,087	—	—	23,087
Loans, net	1,363,939	1,333,840	—	—	1,333,840
Accrued interest receivable	7,999	7,999	—	7,999	—

FINANCIAL LIABILITIES:
Deposits	1,628,819	1,630,158	1,435,487	194,671	—
Long-term debt	10,000	10,292	—	10,292	—
Accrued interest payable	277	277	—	277	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at December 31, 2022 and 2021.

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
.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., at the parent company level only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2022	2021
Assets:
Cash on deposit with subsidiary	$916	657
Cash on deposit with unrelated depository institution	620	451
Equity securities, at fair value	1,024	1,156
Investment in subsidiaries	215,222	236,401
Other assets	59	180
Total assets	$217,841	238,845

Liabilities:
Short-term borrowings	$3,000	—
Long-term debt	14,072	—
Other liabilities	94	241
Total liabilities	17,166	241

Shareholders' equity	200,675	238,604
Total liabilities and shareholders' equity	$217,841	238,845

Condensed Statements of Income
Year ended December 31,	2022	2021	2020
Income:
Dividends from subsidiaries	$17,850	15,820	12,070
Interest and dividends	35	34	29
Other income (loss), net	(123)	155	147
Total income	17,762	16,009	12,246

Total expenses	3,305	1,764	1,326

Income before income tax benefit and equity in undistributed income of subsidiaries	14,457	14,245	10,920
Income tax benefit	(705)	(333)	(404)
Equity in undistributed income of subsidiaries	6,966	6,396	8,751
Net income	$22,128	20,974	20,075

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Continued)
NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net income	$22,128	20,974	20,075
Adjustments for non-cash items -
Increase in undistributed income of subsidiaries	(6,966)	(6,396)	(8,751)
Other, net	636	299	(88)
Net cash flows provided by operating activities	15,798	14,877	11,236

Cash flows from investing activities:
Purchases of equity securities	—	—	(346)
Proceeds from sales of equity securities	—	—	463
Net cash flows provided by (used in) investing activities	—	—	117

Cash flows from financing activities:
Net increase in short-term borrowings	3,000	—	—
Proceeds from long-term debt	15,000	—	—
Principal payments on long-term debt	(928)	—	—
Proceeds from issuance of common stock	409	434	401
Payments to repurchase common stock	(23,660)	(8,310)	(1,872)
Cash dividends paid on common stock	(9,191)	(9,720)	(9,448)
Other	—	4	114
Net cash flows used in financing activities	(15,370)	(17,592)	(10,805)
Net change in cash	428	(2,715)	548
Cash at beginning of year	1,108	3,823	3,275
Cash at end of year	$1,536	1,108	3,823

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

Management assessed LCNB’s internal controls as of December 31, 2022, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2022, LCNB’s internal control over financial reporting met the criteria.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2022, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 24, 2023 (the "Proxy Statement"), which will be filed no later than 120 days from the end of the fiscal year ended December 31, 2022, are incorporated by reference into Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning the Executive Officers and Directors of the Registrant is incorporated herein by reference under the caption "Directors and Executive Officers" of the Proxy Statement.

The information required by this item concerning the Audit Committee is incorporated herein by reference under the captions "Board of Directors Meetings and Committees," and "Audit Committee Report," of the Proxy Statement.

The Code of Business Conduct and Ethics is included as Exhibit 14.1 to this Annual Report. The Code of Business Conduct and Ethics is also available online at https://www.lcnbcorp.com/corporate-profile/corporate-governance/default.aspx.

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

LCNB CORP. AND SUBSIDIARIES

The following table shows information relating to stock-based compensation outstanding under the 2015 Plan at December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	58,252	$17.99	328,711
Equity compensation plans not approved by security holders	—	—	—
Total	58,252	$17.99	328,711

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report for 2022 - Plante & Moran PLLC (PCAOB ID 166)
Report for 2021 and 2020 - FORVIS, LLP (PCAOB ID 686)
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2022 and 2021.
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020.
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

3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
4.1	Description of Registrant's Securities - Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2019, Exhibit 4.1.
10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292).
10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.5	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.

LCNB CORP. AND SUBSIDIARIES

(a) Exhibit No.	Exhibit Description
10.7	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.
10.8	Form of Business Loan Agreement between LCNB Corp. and Bankers' Bank - incorporated by reference to Registrant's Current Report on Form 8-K filed on February 14, 2022, Exhibit 10.1.
14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2018, Exhibit 14.1.
21	LCNB Corp. subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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
March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Eric J. Meilstrup	/s/ Robert C. Haines II
Eric J. Meilstrup, President, Chief Executive	Robert C. Haines II, Executive Vice President
Officer & Director	& Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
March 15, 2023	March 15, 2023

/s/ Spencer S. Cropper	/s/ Michael J Johrendt
Spencer S. Cropper	Michael J. Johrendt, Director
Chairman of the Board of Directors	March 15, 2023
March 15, 2023

/s/ Mary E. Bradford	/s/ William H. Kaufman
Mary E Bradford, Director	William H. Kaufman, Director
March 15, 2023	March 15, 2023

/s/ Steve P. Foster	/s/ Anne E. Krehbiel
Steve P. Foster, Director	Anne E. Krehbiel, Director
March 15, 2023	March 15, 2023

/s/ William G. Huddle	/s/ Takeitha W. Lawson
William G. Huddle, Director	Takeitha W. Lawson, Director
March 15, 2023	March 15, 2023

/s/ Craig M. Johnson
Craig M. Johnson, Director	Stephen P. Wilson, Director
March 15, 2023	March 15, 2023