Form 10-Q
period 2023-03-31
LCNB CORP
filed 2023-05-11
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 10, 2023 was 11,121,212 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Company	LCNB Corp. and its consolidated subsidiaries as a whole
DCF	Discounted Cash Flow
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee of the Federal Reserve System
GAAP	Generally Accepted Accounting Principles
HTM	Held-to-Maturity
ICS	Insured Cash Sweep
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LDA	Loss Driver Analysis
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
NOW	Negotiable Order of Withdrawal
OCC	Office of the Comptroller of the Currency
PD	Probability of Default
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDRs	Troubled Debt Restructurings
WARM	Weighted Average Remaining Maturity

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Cash and due from banks	$18,071	20,244
Interest-bearing demand deposits	13,805	2,457
Total cash and cash equivalents	31,876	22,701
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,286	2,273
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	293,427	289,850
Debt securities, held-to-maturity, at cost, net	19,763	19,878
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	6,967	4,415
Loans, net	1,386,972	1,395,632
Premises and equipment, net	33,186	33,042
Operating lease right-of-use assets	6,093	6,248
Goodwill	59,221	59,221
Core deposit and other intangibles, net	1,665	1,827
Bank-owned life insurance	44,569	44,298
Interest receivable	8,005	7,482
Other assets, net	24,750	25,503
TOTAL ASSETS	$1,924,531	1,919,121

LIABILITIES:
Deposits:
Noninterest-bearing	$473,345	505,824
Interest-bearing	1,130,536	1,099,146
Total deposits	1,603,881	1,604,970
Short-term borrowings	76,500	71,455
Long-term debt	18,598	19,072
Operating lease liabilities	6,246	6,370
Accrued interest and other liabilities	15,234	16,579
TOTAL LIABILITIES	1,720,459	1,718,446

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,320,561 and 14,270,550 shares at March 31, 2023 and December 31, 2022, respectively; outstanding 11,202,063 and 11,259,080 shares at March 31, 2023 and December 31, 2022, respectively	144,488	144,069
Retained earnings	139,115	139,249
Treasury shares at cost, 3,118,498 and 3,011,470 shares at March 31, 2023 and December 31, 2022, respectively	(54,527)	(52,689)
Accumulated other comprehensive loss, net of taxes	(25,004)	(29,954)
TOTAL SHAREHOLDERS' EQUITY	204,072	200,675
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,924,531	1,919,121

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
INTEREST INCOME:
Interest and fees on loans	$16,143	13,786
Dividends on equity securities:
With a readily determinable fair value	17	12
Without a readily determinable fair value	20	5
Interest on debt securities:
Taxable	1,343	1,095
Non-taxable	176	189
Other investments	219	35
TOTAL INTEREST INCOME	17,918	15,122

INTEREST EXPENSE:
Interest on deposits	2,456	739
Interest on short-term borrowings	1,304	86
Interest on long-term debt	216	74
TOTAL INTEREST EXPENSE	3,976	899
NET INTEREST INCOME	13,942	14,223

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	(57)	49
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) CREDIT LOSSES	13,999	14,174

NON-INTEREST INCOME:
Fiduciary income	1,740	1,695
Service charges and fees on deposit accounts	1,482	1,406
Bank-owned life insurance income	271	265
Gains from sales of loans	6	124
Other operating income	82	60
TOTAL NON-INTEREST INCOME	3,581	3,550

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,349	7,215
Equipment expenses	361	408
Occupancy expense, net	963	775
State financial institutions tax	397	436
Marketing	192	262
Amortization of intangibles	111	140
FDIC insurance premiums, net	215	126
Contracted services	641	610
Other non-interest expense	2,296	2,278
TOTAL NON-INTEREST EXPENSE	12,525	12,250
INCOME BEFORE INCOME TAXES	5,055	5,474
PROVISION FOR INCOME TAXES	898	951
NET INCOME	$4,157	4,523

Earnings per common share:
Basic	$0.37	0.38
Diluted	0.37	0.38
Weighted average common shares outstanding:
Basic	11,189,170	11,818,614
Diluted	11,189,170	11,818,614
The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	4,157	4,523
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities (net of taxes of $1,316 and $(3,506) for the three months ended March 31, 2023 and 2022, respectively)	4,950	(13,189)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost (net of taxes of $0 and $1 for the three months ended March 31, 2023 and 2022, respectively)	—	1
Other comprehensive income (loss), net of tax	4,950	(13,188)
TOTAL COMPREHENSIVE INCOME (LOSS)	9,107	(8,665)

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three Months Ended March 31, 2023
Balance at January 1, 2023	11,259,080	$144,069	139,249	(52,689)	(29,954)	200,675
Cumulative change in accounting principle - ASC 326			(1,922)			(1,922)
Balance at January 1, 2023, adjusted	11,259,080	144,069	137,327	(52,689)	(29,954)	198,753
Net income			4,157			4,157
Other comprehensive income, net of taxes					4,950	4,950
Dividend Reinvestment and Stock Purchase Plan	5,861	103				103
Repurchase of common stock	(107,028)			(1,838)		(1,838)
Shares issued for restricted stock awards	44,150
Compensation expense relating to restricted stock		316				316
Common stock dividends, $0.21 per share			(2,369)			(2,369)
Balance at March 31, 2023	11,202,063	$144,488	139,115	(54,527)	(25,004)	204,072

Three Months Ended March 31, 2022
Balance at January 1, 2022	12,414,956	$143,130	126,312	(29,029)	(1,809)	238,604
Net income			4,523			4,523
Other comprehensive loss, net of taxes					(13,188)	(13,188)
Dividend Reinvestment and Stock Purchase Plan	5,681	105				105
Repurchase of common stock	(1,051,688)			(21,086)		(21,086)
Shares issued for restricted stock awards, net of forfeitures	32,554
Compensation expense relating to restricted stock		197				197
Common stock dividends, $0.20 per share			(2,280)			(2,280)
Balance at March 31, 2022	11,401,503	$143,432	128,555	(50,115)	(14,997)	206,875

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,157	4,523
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	720	772
Provision for (recovery of) credit losses	(57)	49
(Benefit from) provision for deferred income taxes	(648)	93
Increase in cash surrender value of bank-owned life insurance	(271)	(265)
Loss on equity securities	31	126
Realized gain from sales of premises and equipment	—	(12)
Origination of mortgage loans for sale	(335)	(5,159)
Realized gains from sales of loans	(6)	(124)
Proceeds from sales of mortgage loans	338	5,223
Compensation expense related to restricted stock	316	197
Changes in:
Accrued interest receivable	(523)	(365)
Other assets	597	3,025
Other liabilities	(1,827)	(3,480)
TOTAL ADJUSTMENTS	(1,665)	80
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	2,492	4,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	963	—
Proceeds from maturities and calls of debt securities:
Available-for-sale	2,769	9,801
Held-to-maturity	108	99
Purchases of equity securities	(7)	(4)
Purchases of debt securities, available-for-sale	(300)	(12,092)
Purchase of Federal Home Loan Bank stock	(3,306)	—
Proceeds from redemption of Federal Home Loan Bank stock	754	—
Net (increase) decrease in loans	6,912	(9,827)
Purchases of premises and equipment	(588)	(59)
Proceeds from sale of premises and equipment	—	12
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,305	(12,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(1,089)	7,787
Net increase in short-term borrowings	5,045	24,746
Principal payments on long-term debt	(474)	—
Proceeds from issuance of common stock	103	105
Repurchase of common stock	(1,838)	(21,086)
Cash dividends paid on common stock	(2,369)	(2,280)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(622)	9,272
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,175	1,805
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,701	18,136
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,876	19,941

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,433	836
Income taxes paid, net of refunds	—	(468)

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, the unaudited interim consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of consolidated operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 8-03.

The consolidated condensed balance sheet as of December 31, 2022 has been derived from the audited consolidated balance sheet as of that date.

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

Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2022 Annual Report on Form 10-K filed with the SEC.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
Financial Accounting Standards (“FASB”) Accounting Standards Update (“ASU”) No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting"
ASU No. 2020-04 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Originally, the amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. ASU No. 2022-06, "Reference
Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" extended the sunset date from December 31, 2022 to
December 31, 2024. LCNB has adopted the standard and utilized the LIBOR transition relief allowed under ASU 2020-04 and ASU 2020-06. The impact was immaterial as all loans indexed to LIBOR were transitioned to another referenced index, predominately the Secured Overnight Financing Rate ("SOFR") for one, three, and six months. In all instances, LCNB was able to meet the criteria for the practical expedients and there was no impact on it's results of consolidated operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 1 - BASIS OF PRESENTATION (continued)

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial
Instruments" ("ASC 326")
The Company adopted ASC 326 on January 1, 2023. It significantly changed guidance for recognizing impairment of financial instruments. Previous guidance required an "incurred loss" methodology for recognizing credit losses that delayed recognition until it was probable a loss had been incurred. ASC 326 replaced the incurred loss impairment methodology with a new "current expected credit loss" ("CECL") methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. It also applies to off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 also made changes to the accounting for credit losses on available-for-sale debt securities. Additional disclosures are required.

LCNB adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable guidance. The following table shows the impact of adopting ASC 326 on January 1, 2013 (in thousands):

	As Reported Pre-ASC 326	Impact of ASC 326 Adoption	As Reported Under ASC 326

Assets:
Loans, gross of allowance	$1,401,278	341	1,401,619
ACL on loans	(5,646)	(2,196)	(7,842)
ACL on debt securities, held to maturity	—	(7)	(7)
Deferred tax assets, net	6,639	511	7,150

Liabilities:
ACL on off-balance sheet credit exposures	—	571	571

Shareholders' Equity:
Retained earnings	139,249	(1,922)	137,327

ACL - LOANS
The allowance for credit losses ("ACL") is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes that the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in external conditions, such as changes in unemployment rates, property values, or other relevant factors.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 1 - BASIS OF PRESENTATION (continued)

Accrued interest receivable totaling $6.5 million at March 31, 2023 was excluded from the amortized cost basis of the estimate of credit losses and is reported in interest receivable on the consolidated condensed balance sheets. Loans are generally placed on non-accrual status at 90 days past due or when the borrower's ability to repay becomes doubtful. When a loan is placed on non-accrual status, any accrued interest is reversed and charged against interest income.

ACL - LOANS - COLLECTIVELY EVALUATED
The ACL is measured on a collective pool basis when similar risk characteristics exist. LCNB has identified the following portfolio segments:
•Commercial and industrial loans
•Commercial, secured by real estate
•Real estate loans secured by owner occupied commercial real estate
•Real estate loans secured by non-owner occupied commercial real estate
•Real estate loans secured by farms
•Real estate loans secured by multi-family dwellings
•Construction loans secured by 1-4 family dwellings
•Construction loans secured by other real estate

•Residential real estate
•Residential real estate loans secured by senior liens on 1-4 family dwellings
•Residential real estate loans secured by junior liens on 1-4 family dwellings
•Home equity line of credit loans
•Consumer loans
•Agricultural loans not secured by real estate
•DDA Overdrafts

Measures of the allowance for credit loss are as follows:

Portfolio Segment	Pool	Methodology	Loss Driver(s)
Agricultural	Ag Production and Other Farm	Remaining Life	N/A
Commercial & industrial	Commercial & Industrial	Discounted Cash Flow	Weighted Combined MSA Unemployment and Coincident Economic Activity (CEA) Index for Ohio
Commercial, secured by real estate	Commercial Real Estate (CRE) Non-Owner Occupied	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Commercial Real Estate (CRE) Owner Occupied	Discounted Cash Flow	Weighted Combined MSA Unemployment and Moody's Commercial Real Estate Price Indexes (CREPI) - US Commercial
Commercial, secured by real estate	Farm Real Estate	Remaining Life	N/A
Residential real estate	Home Equity Line	Discounted Cash Flow	Weighted Combined MSA Unemployment
Consumer	Installment - Direct and ODP (Consumer)	Discounted Cash Flow	Weighted Combined MSA Unemployment
Consumer	Letter of Credit	Discounted Cash Flow/Manual	N/A
Commercial, secured by real estate	Multifamily	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Other Construction, Land Development, and Other Land	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Consumer	Overdrafts	Manual	N/A
Other	Other Loans	Remaining Life	N/A
Residential real estate	Real Estate Mortgage	Discounted Cash Flow	Weighted Combined MSA Unemployment
Residential real estate	Residential 1-4 Family Construction	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Residential real estate	Second Mortgage (Residential)	Discounted Cash Flow	Weighted Combined MSA Unemployment
*MSA referenced above combines forecasts for Cincinnati, Dayton and Columbus metro areas.
**Weighted referenced above refers to weighted average of baseline and alternative scenarios

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 1 - BASIS OF PRESENTATION (continued)

Management has chosen the discounted cash flow ("DCF") methodology to estimate the quantitative portion of the allowance for credit losses on loans for all loan pools except for the farm real estate and agricultural pools, which use the weighted average remaining maturity ("WARM") methodology. A Loss Driver Analysis (“LDA”) was performed for each segment to identify potential loss drivers and create a regression model for use in forecasting cash flows. The LDA analyses for all DCF-based pools utilized LCNB’s data and peer data from the Federal Financial Institutions Examination Council's (“FFIEC”) Call Report filings.

In creating the DCF model, as well as reviewing the model quarterly, management established a one-quarter reasonable and supportable forecast period with a two-quarter straight line reversion to the long-term historical average. Due to the infrequency of losses within the farm real estate and agricultural loan portfolios, LCNB elected to use peer data for a more statistically sound calculation.

Key assumptions in the DCF model include the probability of default (“PD”), loss given default (“LGD”), and prepayment/curtailment rates. The model-driven PD and LGD are derived using company specific historical data. Prepayment and curtailment rates were calculated using third party studies of LCNB's data.

Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments when appropriate. The contractual term excludes extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Qualitative factors for the DCF and WARM methodologies include the following:
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Company operates that affect the collectability of financial assets;
•The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics; and
•Model risk including statistical risk, reversion risk, timing risk, and model limitation risk.

ACL - LOANS - INDIVIDUALLY EVALUATED
Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.
Management has determined that any loans which have been placed on non-performing status will be individually evaluated. When management determines that foreclosure is probable, expected credit losses for collateral dependent loans are based on the estimated fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and the loan is expected to be repaid substantially through the operation or sale of the collateral. Other non-performing loans may estimate fair value using either the collateral valuation or the net present value of expected future cash receipts, depending on the financial situation of the borrower.

ACL - HELD-TO-MATURITY (“HTM”) DEBT SECURITIES
Expected credit losses on HTM debt securities are measured on a collective basis by major security type. Accrued interest receivable on HTM securities totaled $188,000 at March 31, 2023 and is excluded from the estimate of credit losses. The HTM securities portfolio consists of taxable and nontaxable municipal securities from local governmental entities. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At the time of adoption, the estimated reserve was immaterial.

ACL - AVAILABLE-FOR-SALE (“AFS”) DEBT SECURITIES
For AFS debt securities in an unrealized loss position, LCNB first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 1 - BASIS OF PRESENTATION (continued)

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against allowance when management believes that uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS debt securities totaled $1.3 million at March 31, 2023 and is excluded from the estimate of credit losses.

ACL - OFF-BALANCE SHEET CREDIT EXPOSURES
LCNB estimates expected credit losses over the contractual period during which it is exposed to credit risk by a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate is made of expected credit losses on commitments expected to be funded over their estimated lives. Funding rates are based on a historical analysis of the Company’s portfolio, while estimates of credit losses are determined using the same loss rates as funded loans.

REGULATORY CAPITAL
Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option and the full impact of adopting ASU No. 2016-13 is included in regulatory capital as of March 31, 2023. Adoption of the ASU did not materially affect LCNB's regulatory capital ratios.

ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures"
ASU No. 2022-02 was issued in March 2022 and became effective for LCNB on January 1, 2023. These amendments eliminated previous TDR recognition and measurement guidance and, instead, required that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements and introduce new disclosure requirements for certain modifications to borrowers experiencing financial difficulties. Additionally, the amendments require the disclosure of current-period gross charge-offs by year of origination.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE
From time to time the FASB issues an ASU to communicate changes to U.S. GAAP. The following information provides brief summaries of newly issued but not yet effective ASUs that could have an effect on LCNB’s financial position or results of consolidated operations:

ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a Consensus of the Emerging Issues Task Force)"
ASU No. 2023-02 was issued in March 2023 and allows reporting entities the option to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met, regardless of the tax credit program from which the income tax credits are received. The proportional amortization method was previously limited to Low-Income Housing Tax Credit investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. LCNB does not expect adoption of ASU No. 2023-02 to have a material impact on its results of consolidated operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities and the allowance for credit losses of securities held-to-maturity at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$84,865	—	6,968	77,897
U.S. Agency notes	89,093	—	9,257	79,836
Corporate bonds	7,450	—	823	6,627
U.S. Agency mortgage-backed securities	88,229	8	9,847	78,390
Municipal securities:
Non-taxable	8,872	—	284	8,588
Taxable	46,533	2	4,446	42,089
	$325,042	10	31,625	293,427

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$16,339	10	984	15,365
Taxable	3,431	—	354	3,077
	$19,770	10	1,338	18,442

December 31, 2022
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$84,927	—	8,480	76,447
U.S. Agency notes	89,160	—	11,184	77,976
Corporate Bonds	7,450	13	778	6,685
U.S. Agency mortgage-backed securities	90,746	5	11,311	79,440
Municipal securities:				—
Non-taxable	8,892	—	368	8,524
Taxable	46,556	1	5,779	40,778
	$327,731	$19	37,900	289,850

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$16,447	10	594	15,863
Taxable	3,431	—	409	3,022
	$19,878	10	1,003	18,885

The Company estimated the expected credit losses at March 31, 2023 to be immaterial based on the composition of the securities portfolio.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at March 31, 2023 and December 31, 2022, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
Available-for-Sale:
U.S. Treasury notes	$6,577	26	71,321	6,942
U.S. Agency notes	—	—	79,835	9,257
Corporate bonds	1,871	79	4,756	744
U.S. Agency mortgage-backed securities	5,891	104	71,902	9,743
Municipal securities:
Non-taxable	1,579	6	5,959	278
Taxable	5,529	169	36,378	4,277
	$21,447	384	270,151	31,241

Held-to-Maturity:
Municipal securities:
Non-taxable	$6,759	508	6,932	476
Taxable	—	—	3,077	354
	$6,759	508	10,009	830

December 31, 2022
Available-for-Sale:
U.S. Treasury notes	$16,521	931	59,927	7,549
U.S. Agency notes	7,729	543	70,247	10,641
Corporate Bonds	2,667	283	3,255	495
U.S. Agency mortgage-backed securities	41,543	3,597	37,282	7,714
Municipal securities:
Non-taxable	6,831	248	893	120
Taxable	22,162	1,951	18,435	3,828
	$97,453	7,553	190,039	30,347

Held-to-Maturity:
Municipal securities:
Non-taxable	$9,567	593	31	1
Taxable	2,811	370	212	39
	$12,378	963	243	40

LCNB has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. Securities are reviewed on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three months ended March 31, 2023 and 2022, management concluded that, in all instances, fair values were less than carrying values due to market and other factors and that no credit loss provisions were required.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Debt securities with a market value of $129.0 million and $166.4 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at March 31, 2023.

Contractual maturities of debt securities at March 31, 2023 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$15,219	15,060	755	754
Due from one to five years	145,761	132,899	3,628	3,501
Due from five to ten years	75,103	66,423	2,440	2,290
Due after ten years	730	655	12,947	11,897
	236,813	215,037	19,770	18,442
U.S. Agency mortgage-backed securities	88,229	78,390	—	—
	$325,042	293,427	19,770	18,442

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at March 31, 2023 on its investments in equity securities without a readily determinable fair value.

The cost and estimated fair value of equity securities with a readily determinable fair value at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	March 31, 2023		December 31, 2022
	AmortizedCost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,391	1,219	1,429	1,234
Equity securities	10	67	778	1,039
Total equity securities with a readily determinable fair value	$1,401	1,286	2,207	2,273

Changes in the fair value of equity securities with a readily determinable fair value for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net losses recognized	(31)	(126)
Less net realized gains on equity securities sold	151	—
Net unrealized losses recognized and still held at period end	(182)	(126)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - LOANS

Major classifications of loans at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Commercial & industrial	$124,354	120,327
Commercial, secured by real estate	930,506	936,255
Residential real estate	303,610	306,128
Consumer	28,745	28,414
Agricultural	7,553	10,073
Other loans, including deposit overdrafts	62	81
Loans, gross	1,394,830	1,401,278
Less allowance for loan losses	7,858	5,646
Loans, net	$1,386,972	1,395,632

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $865,000 and $980,000 at March 31, 2023 and December 31, 2022, respectively.

Non-accrual loans by class of receivable as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023			December 31, 2022
	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized
Commercial & industrial	$6	24	—	$—	—	3
Commercial, secured by real estate:
Owner occupied	228	228	1	231	231	15
Non-owner occupied	—	—	—	—	—	—
Farms	88	88	—	88	88	12
Multi-family	—	—	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	—	—
Construction loans secured by other real estate	—	—	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	361	361	2	72	72	4
Secured by junior liens on 1-4 family dwellings	—	—	—	—	—	—
Home equity line-of-credit loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Total	$683	701	3	$391	391	34

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

Two residential real estate loans secured by senior liens on 1-4 family dwellings were added to the non-accrual classification during the first quarter of 2023. Accrued interest reversed and charged against interest income for these loans totaled approximately $3,000.

The ratio of non-accrual loans to total loans outstanding at March 31, 2023 and December 31, 2022 was 0.05% and 0.03%, respectively. The ratio of the allowance for credit losses for loans to total non-accrual loans at March 31, 2023 and December 31, 2022 was 1,121.09% and 1,445.88%, respectively.

ALLOWANCE FOR CREDIT LOSSES
The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 – Nature of Operations and Summary of Significant Accounting Policies included in this Form 10-Q.

During the first quarter of 2023, the Company adopted ASU 2016-13, including the CECL methodology for estimating the ACL. This standard was adopted using a modified retrospective approach on January 1, 2023. See Note 1 - Basis of Presentation - Adoption of New Accounting Pronouncements for a summary of the impact adoption of ASU 2016-13 had on LCNB's ACL, retained earnings, and deferred taxes.

QUANTITATIVE CONSIDERATIONS
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:
•Forecast model - For each portfolio segment, an LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA analysis utilized peer FFIEC Call Report data for all pools. The Company plans to update the LDA when materially relevant.
•Probability of default – PD is the probability that an asset will be in default within a given time frame. The Company has defined default as when a charge-off has occurred, a loan goes to non-accrual status, a loan is greater than 90 days past due, or financial difficulty modification status change. The forecast model is utilized to estimate PDs.
•Loss given default – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from company specific loss data.
•Prepayments and curtailments – Prepayments and curtailments are calculated based on the Company’s own data. This analysis is updated annually.
•Forecast and reversion – the Company as of January 1, 2023 established a one-quarter reasonable and supportable forecast period with a one-quarter straight line reversion to the long-term historical average. As of March 31, 2023, the Company established a one-quarter reasonable and supportable forecast period with a two-quarter straight line reversion to the long-term historical average.
•Economic forecast – the Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of January 1, 2023, the date of CECL adoption, the Company selected a forecast which forecasted unemployment between 4.16% and 4.43%, the change in Coincident Economic Activity between 0.82% and 1.77%, the change in Commercial Real Estate Price Indexes between 5% and 9%, and change in Home Price Index between -(6%) and -(1%) during the forecast and reversion periods. As of March 31, 2023, the Company selected a forecast which forecasts unemployment between 4.11% and 4.76%, the change in Coincident Economic Activity between 0.64% and 0.87%, the change in Commercial Real Estate Price Indexes between 12% and 16%, and change in Home Price Index between -(5%) and -(2%) during the forecast and reversion periods.. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

QUALITATIVE CONSIDERATIONS
In addition to the quantitative model, management considers the need for qualitative adjustment for risks not considered in the DCF. Factors that are considered by management in determining loan collectability and the appropriate level of the ACL are listed below:
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Company operates that affect the collectability of financial assets;
•The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

•Model risk including statistical risk, reversion risk, timing risk and model limitation risk;

The following table presents activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2023
Balance, beginning of year, prior to adoption of ASC 326	$1,300	3,609	624	86	22	5	5,646
Impact of adopting ASC 326	(512)	1,440	836	446	(9)	(5)	2,196
Provision for (recovery of) credit losses	259	(122)	(109)	(3)	(6)	13	32
Losses charged off	—	—	—	(5)	—	(31)	(36)
Recoveries	—	—	—	2	—	18	20
Balance, end of period	$1,047	4,927	1,351	526	7	—	7,858

Ratio of net charge-offs to average loans	—%	—%	—%	0.01%	—%	18.18%	—%

Three Months Ended March 31, 2022
Balance, beginning of year	$1,095	3,607	665	105	30	4	5,506
Provision for (recovery of) credit losses	202	(113)	(22)	(27)	(12)	21	49
Losses charged off	—	—	(5)	(5)	—	(27)	(37)
Recoveries	—	—	1	—	—	11	12
Balance, end of period	$1,297	3,494	639	73	18	9	5,530

Ratio of net charge-offs to average loans	—%	—%	—%	0.01%	—%	19.16%	—%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

A breakdown of the allowance for loan losses and the loan portfolio by portfolio segment at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
March 31, 2023
Allowance for credit losses:
Individually evaluated for credit losses	$19	10	6	—	—	—	35
Collectively evaluated for credit loss	1,028	4,917	1,345	526	7	—	7,823
Balance, end of period	$1,047	4,927	1,351	526	7	—	7,858

Loans:
Individually evaluated for credit losses	$224	1,675	929	—	—	—	2,828
Collectively evaluated for credit loss	124,130	928,831	302,681	28,745	7,553	62	1,392,002
Balance, end of period	$124,354	930,506	303,610	28,745	7,553	62	1,394,830

December 31, 2022
Allowance for credit losses:
Individually evaluated for credit losses	$4	11	6	—	—	—	21
Collectively evaluated for credit loss	1,296	3,598	618	86	22	5	5,625
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of period	$1,300	3,609	624	86	22	5	5,646

Loans:
Individually evaluated for credit losses	$114	963	482	—	—	—	1,559
Collectively evaluated for credit loss	119,799	934,568	304,770	28,414	10,073	81	1,397,705
Acquired credit impaired loans	414	724	876	—	—	—	2,014
Balance, end of period	$120,327	936,255	306,128	28,414	10,073	81	1,401,278

The ratio of the allowance for credit losses for loans to total loans at March 31, 2023 and December 31, 2022 was 0.56% and 0.40%, respectively.

For collateral dependent loans where management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the loan is to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, less costs to sell, and the amortized cost basis of the loan as of the measurement date.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial & industrial	$24	15	—	—
Commercial, secured by real estate
Owner occupied	228	—	230	—
Non-owner occupied	700	—	—	—
Farms	88	—	88	—
Multi-family	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—
Construction loans secured by other real estate	—	—	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	361	—	40	—
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$1,401	15	358	—

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

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. Outstanding PPP loans at March 31, 2023 and December 31, 2022 totaled $37,000 and $40,000, respectively.

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

Other Loans, Including Deposit Overdrafts. Other loans may include loans that do not fit in any of the other categories, but it is primarily composed of overdrafts from transaction deposit accounts. Overdraft payments are recorded as a recovery and overdrafts are generally written off after 34 days with a negative balance.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at March 31, 2023 and December 31, 2022 (in thousands). The December 31, 2022 table is shown for comparison purposes.

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2023
Commercial & industrial
Pass	$8,117	31,615	35,658	18,140	3,415	7,668	13,983	145	118,741
OAEM	—	—	—	—	2,007	—	1,630	—	3,637
Substandard	—	1,510	—	122	—	65	279	—	1,976
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,117	33,125	35,658	18,262	5,422	7,733	15,892	145	124,354
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	26,193	140,474	135,343	100,904	96,220	291,220	113,382	1,113	904,849
OAEM	—	7,867	—	—	827	7,366	—	—	16,060
Substandard	—	—	700	—	1,140	7,757	—	—	9,597
Doubtful	—	—	—	—	—	—	—	—	—
Total	26,193	148,341	136,043	100,904	98,187	306,343	113,382	1,113	930,506
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	5,440	28,593	86,327	52,737	17,138	87,835	22,481	125	300,676
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,934	—	—	2,934
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,440	28,593	86,327	52,737	17,138	90,769	22,481	125	303,610
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	3,686	7,779	6,888	7,088	2,568	583	77	—	28,669
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	53	23	—	—	—	—	76
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,686	7,779	6,941	7,111	2,568	583	77	—	28,745
Gross charge-offs	—	—	5	—	—	—	—	—	5
Agricultural
Pass	211	500	241	787	63	146	5,481	124	7,553
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	211	500	241	787	63	146	5,481	124	7,553
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	62	—	62
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	62	—	62
Gross charge-offs	—	—	—	—	—	—	31	—	31
Total loans	$43,647	218,338	265,210	179,801	123,378	405,574	157,375	1,507	1,394,830

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2022
Commercial & industrial
Pass	$30,132	36,341	20,936	3,632	2,499	5,630	15,403	—	114,573
OAEM	—	—	—	2,142	—	—	1,602	—	3,744
Substandard	1,540	—	106	—	—	51	313	—	2,010
Doubtful	—	—	—	—	—	—	—	—	—
Total	31,672	36,341	21,042	5,774	2,499	5,681	17,318	—	120,327
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	135,503	142,446	96,272	100,363	75,387	229,175	129,274	4,955	913,375
OAEM	7,931	—	—	—	7,413	—	—	—	15,344
Substandard	—	—	—	—	—	7,536	—	—	7,536
Doubtful	—	—	—	—	—	—	—	—	—
Total	143,434	142,446	96,272	100,363	82,800	236,711	129,274	4,955	936,255
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	27,892	86,952	54,144	17,804	13,298	78,969	24,359	1,095	304,513
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	37	—	1,572	—	6	1,615
Doubtful	—	—	—	—	—	—	—	—	—
Total	27,892	86,952	54,144	17,841	13,298	80,541	24,359	1,101	306,128
Gross charge-offs	—	—	—	—	—	5	—	—	5
Consumer
Pass	8,786	7,561	8,108	3,145	413	316	82	—	28,411
OAEM	—	—	—	—	—	—	—	—	—
Substandard	3	—	—	—	—	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,789	7,561	8,108	3,145	413	316	82	—	28,414
Gross charge-offs	—	—	—	5	—	—	—	—	5
Agricultural
Pass	533	243	865	63	116	29	8,224	—	10,073
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	533	243	865	63	116	29	8,224	—	10,073
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	81	—	81
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	81	—	81
Gross charge-offs	—	—	—	—	—	—	27	—	27
Total loans	$212,320	273,543	180,431	127,186	99,126	323,278	179,338	6,056	1,401,278

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

A loan portfolio aging analysis by class segment at March 31, 2023 and December 31, 2022 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or More Past Due and Accruing
March 31, 2023
Commercial & industrial	$—	—	24	24	124,330	124,354	—
Commercial, secured by real estate:
Owner occupied	229	—	—	229	206,296	206,525	—
Non-owner occupied	39	—	—	39	418,083	418,122	—
Farms	—	—	—	—	36,923	36,923	—
Multi-family	217	—	—	217	180,717	180,934	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	8,809	8,809	—
Construction loans secured by other real estate	—	—	—	—	79,193	79,193	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	900	400	39	1,339	266,475	267,814	—
Secured by junior liens on 1-4 family dwellings	1	—	—	1	10,602	10,603	—
Home equity line-of-credit loans	267	—	—	267	24,926	25,193	—
Consumer	60	—	—	60	28,685	28,745	—
Agricultural	—	—	—	—	7,553	7,553	—
Other	62	—	—	62	—	62	—
Total	$1,775	400	63	2,238	1,392,592	1,394,830	—

December 31, 2022
Commercial & industrial	$—	—	—	—	120,327	120,327	—
Commercial, secured by real estate	—	—	—	—	936,255	936,255	—
Residential real estate	81	—	79	160	305,968	306,128	39
Consumer	117	3	—	120	28,294	28,414	—
Agricultural	—	—	—	—	10,073	10,073	—
Other	81	—	—	81	—	81	—
Total	$279	3	79	361	1,400,917	1,401,278	39

No residential consumer mortgage loans secured by residential real estate were in the process of foreclosure at March 31, 2023 or December 31, 2022.

From time to time, the terms of certain loans are modified when concessions are granted to borrowers experiencing financial difficulties. Each modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower's ability to pay the debt as modified. The modification of the terms of such loans may have included one, or a combination of, the following: a temporary or permanent reduction of the stated interest rate of the loan, an increase in the stated rate of interest lower than the current market rate for new debt with similar risk, forgiveness of principal, an extension of the maturity date, or a change in the payment terms. No loans meeting these specifications were modified during the three months ending March 31, 2023 or 2022. In addition, there were no modified loans for which there was a payment default within twelve months of the restructuring date during the three months ended March 31, 2023 and 2022.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at March 31, 2023 and December 31, 2022 were approximately $142.2 million and $148.4 million, respectively.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP INVESTMENTS

LCNB is a limited partner in multiple limited partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit pursuant to Section 42 of the Internal Revenue Code. The purpose of the investments is to achieve a satisfactory return on capital, to facilitate the sale of additional affordable housing product offerings, and to assist in achieving goals associated with the Community Reinvestment Act. The primary activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants.

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Affordable housing tax credit investment	$16,950	16,950
Less amortization	3,625	3,268
Net affordable housing tax credit investment	$13,325	13,682

Unfunded commitment	$6,852	7,185

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over ten years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Tax credits and other tax benefits recognized	$430	357
Tax credit amortization expense included in provision for income taxes	357	297

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 5 - DEPOSITS
The following table presents the composition of LCNB's deposits at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Demand deposits	$473,345	505,824
NOW and money fund deposits	519,293	510,324
Savings deposits	406,354	432,322
IRA and time certificates	204,889	156,500
Total	$1,603,881	1,604,970

Contractual maturities of time deposits at March 31, 2023 were as follows (in thousands):

April 1, 2023 - March 31, 2024	$75,994
April 1, 2024 - March 31, 2025	108,895
April 1, 2025 - March 31, 2026	7,447
April 1, 2026 - March 31, 2027	7,931
April 1, 2027 - March 31, 2028	3,327
Thereafter	1,295
$204,889

The aggregate amount of time deposits in denominations of $250,000 or more at March 31, 2023 and December 31, 2022 was $30.6 million and $16.1 million, respectively.

NOTE 6 – BORROWINGS

Long-term debt at March 31, 2023 and December 31, 2022 was as follows (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Term loan	$13,598	4.25%	$14,072	4.25%
FHLB long-term advances	5,000	3.02%	5,000	3.02%
	$18,598	3.92%	$19,072	3.93%

The term loan with a correspondant financial institution bears a fixed interest rate of 4.25%, amortizes quarterly, and has a final balloon payment due on June 15, 2025.

The FHLB advances at March 31, 2023 and December 31, 2022 had interest rates of 3.02%. All advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $268 million and $270 million at March 31, 2023 and December 31, 2022, respectively. Remaining borrowing capacity, including short-term borrowing arrangements, at March 31, 2023 was approximately $127.9 million.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 6 – BORROWINGS (continued)

Contractual maturities of long-term debt at March 31, 2023 and December 31, 2022 were as follows ( in thousands):

	March 31, 2023	December 31, 2022
April 1, 2023 - March 31, 2024	$6,937	6,918
April 1, 2024 - March 31, 2025	11,661	2,001
April 1, 2025 - March 31, 2026	—	10,153
Total	$18,598	19,072

Short-term borrowings at March 31, 2023 and December 31, 2022 were as follows (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Revolving line of credit	$1,500	7.75%	$3,000	7.25%
Other lines of credit	—	—%	18,455	5.00%
FHLB short-term advances	75,000	5.00%	50,000	4.40%
	76,500	5.05%	$71,455	4.67%

At March 31, 2023, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $5 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2023.

At March 31, 2023, LCNB had a short-term line of credit borrowing arrangement with a correspondent financial institution. Under the terms of the arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. The Company had no short-term borrowings outstanding under this arrangement at March 31, 2023.

At March 31, 2023, LCNB had 2 short-term borrowing arrangements with the FHLB of Cincinnati. Under the terms of a REPO Based Advance program, LCNB can borrow up to $95.0 million in short-term advances, subject to total remaining borrowing capacity limitations mentioned above. Available terms range from one day to one year. The interest rate is the published rate in effect at the time of the advance. Under the terms of a Cash Management Advance program, LCNB can borrow up to $95.0 million in short-term advances, subject to total remaining borrowing capacity limitations mentioned above. LCNB can select a variable rate of interest for up to ninety days or a fixed rate of interest for a maximum of thirty days. The interest rate is the published rate in effect at the time of the advance. Both arrangements expire on February 8, 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three months ended March 31, 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense	181	159
Short-term lease expense	30	34
Variable lease expense	1	—
Other	5	3
Total lease expense	217	196

Other information related to leases at March 31, 2023 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$186
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted average remaining lease term in years for operating leases	32.3
Weighted average discount rate for operating leases	3.47%

NOTE 8 – INCOME TAXES

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended March 31,
	2023	2022
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.7)%	(0.7)%
Tax exempt income on bank-owned life insurance	(1.1)%	(1.0)%
Captive insurance premium income	(1.0)%	(0.9)%
Other, net	(0.4)%	(1.0)%
Effective tax rate	17.8%	17.4%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Commitments to extend credit:
Commercial loans	$33,163	22,823
Other loans
Fixed rate	3,643	191
Adjustable rate	2,106	1,422
Unused lines of credit:
Fixed rate	40,277	41,558
Adjustable rate	207,102	238,876
Unused overdraft protection amounts on demand and NOW accounts	16,556	16,566
Standby letters of credit	5	5
Total commitments	$302,852	321,441

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

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained is based on management's credit evaluation of the borrower and may include accounts receivable, inventory, residential realty, income-producing commercial property, agricultural property, and property, plant, and equipment.

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2023 totaled approximately $2.6 million.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2023
Balance at beginning of period	$(29,927)	(27)	(29,954)
Other comprehensive income, net of taxes	4,950	—	4,950
Balance at end of period	$(24,977)	(27)	(25,004)

2022
Balance at beginning of period	$(1,536)	(273)	(1,809)
Other comprehensive (loss) income, net of taxes	(13,189)	1	(13,188)
Balance at end of period	$(14,725)	(272)	(14,997)

There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2023 and 2022.

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three-month period ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Qualified noncontributory defined benefit retirement plan	$339	308
401(k) plan	200	180

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three months ended March 31, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest cost	$19	12
Amortization of unrecognized net loss	—	2
Net periodic pension cost	$19	14

Amounts recognized in accumulated other comprehensive loss, net of tax, for the nonqualified defined benefit retirement plan for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net actuarial gain	$—	(1)

NOTE 12 – STOCK BASED COMPENSATION

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

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards granted under the 2015 Plan during the three months ended March 31, 2023 and 2022 were as follows:

	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	58,314	$17.99	44,512	$17.08
Granted	44,150	17.84	32,554	19.25
Vested	(21,624)	17.86	(17,229)	17.98
Forfeited	—	—	—	—
Outstanding, March 31,	80,840	$17.94	59,837	$18.00

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 12 – STOCK BASED COMPENSATION (continued)
The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted stock expense	$316	197
Tax effect	66	41

Unrecognized compensation expense for restricted stock awards was $1,173,000 at March 31, 2023 and is expected to be recognized over a period of 4.8 years.

NOTE 13 – EARNINGS PER COMMON SHARE

LCNB has granted restricted stock awards with non-forfeitable dividend rights, which are considered participating securities. Accordingly, earnings per share is computed using the two-class method as required by ASC No. 260-10-45. Basic earnings per common share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities.  Diluted earnings per common share is adjusted for the dilutive effects of stock options, warrants, and restricted stock.  The diluted average number of common shares outstanding has been increased for the assumed exercise of stock options and warrants with proceeds used to purchase treasury shares at the average market price for the period.

Earnings per share for the three months ended March 31, 2023 and 2022 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$4,157	4,523
Less allocation of earnings and dividends to participating securities	30	24
Net income allocated to common shareholders	$4,127	4,499

Weighted average common shares outstanding, gross	11,270,010	11,878,451
Less average participating securities	80,840	59,837
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	11,189,170	11,818,614
Add dilutive effect of:
Stock options	—	—
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	11,189,170	11,818,614

Earnings per common share:
Basic	$0.37	0.38
Diluted	0.37	0.38

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

EQUITY SECURITIES WITH A READILY DETERMINABLE FAIR VALUE
Equity securities with a readily determinable fair value are reported at fair value with changes in fair value reported in other operating income in the consolidated condensed statements of income. Fair values for equity securities are determined based on market quotations (level 1). At December 31, 2022, LCNB had investments in two mutual funds that were traded in active markets and their fair values were based on market quotations (level 1). These two mutual funds were sold during the first quarter of 2023. Investments in another two mutual funds are measured at fair value using net asset values and are considered level 1 because the net asset values are determined and published and are the basis for current transactions.

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

ASSETS RECORDED AT FAIR VALUE ON A NONRECURRING BASIS
Assets that may be recorded at fair value on a nonrecurring basis include individually evaluated collateral dependent loans (or impaired loans prior to the adoption of ASC 326), other real estate owned, and other repossessed assets.

LCNB does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs or specific reserves that are based on the observable market price or current estimated value of the collateral. These loans are reported in the nonrecurring table below at initial recognition of significant borrower distress and on an ongoing basis until recovery or charge-off. The fair values of distressed loans are determined using either the sales comparison approach or income approach. Respective unobservable inputs for the approaches consist of adjustments for differences between comparable sales and the utilization of appropriate capitalization rates.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 14 - FAIR VALUE MEASUREMENTS (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$67	67	—	—
Mutual funds measured at net asset value	1,219	1,219	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	77,897	77,897	—	—
U.S. Agency notes	79,836	—	79,836	—
Corporate bonds	6,627	—	6,627	—
U.S. Agency mortgage-backed securities	78,390	—	78,390	—
Municipal securities:
Non-taxable	8,588	—	8,588	—
Taxable	42,089	—	42,089	—
Total recurring fair value measurements	$294,713	79,183	215,530	—

Nonrecurring fair value measurements:
Individually evaluated loans	$1,018	—	—	1,018
Total nonrecurring fair value measurements	$1,018	—	—	1,018

December 31, 2022
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,039	1,039	—	—
Mutual funds	41	41	—	—
Mutual funds measured at net asset value	1,193	1,193	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	76,447	76,447	—	—
U.S. Agency notes	77,976	—	77,976	—
Corporate bonds	6,685	—	6,685	—
U.S. Agency mortgage-backed securities	79,440	—	79,440	—
Municipal securities:
Non-taxable	8,524	—	8,524	—
Taxable	40,778	—	40,778	—
Total recurring fair value measurements	$292,123	78,720	213,403	—

Nonrecurring fair value measurements:
Individually evaluated loans	$923	—	—	923
Total nonrecurring fair value measurements	$923	—	—	923

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 14 - FAIR VALUE MEASUREMENTS (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2023 and December 31, 2022 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
March 31, 2023
Individually evaluated collateral dependent loans	$3	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2022
Individually evaluated loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
Individually evaluated loans	923	Discounted cash flows	Discount rate	8.13%	4.63%	6.04%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 14 - FAIR VALUE MEASUREMENTS (continued)
Carrying amounts and estimated fair values of financial instruments as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
FINANCIAL ASSETS:
Cash and cash equivalents	$31,876	31,876	31,876	—	—
Debt securities, held-to-maturity, net	19,763	18,442	—	—	18,442
Loans, net	1,386,972	1,229,404	—	—	1,229,404
Accrued interest receivable	8,005	8,005	—	8,005	—

FINANCIAL LIABILITIES:
Deposits	1,603,881	1,603,113	1,398,992	204,121	—
Short-term borrowings	76,500	76,500	76,500	—	—
Long-term debt	18,598	18,558	—	18,558	—
Accrued interest payable	854	854	—	854	—

December 31, 2022
FINANCIAL ASSETS:
Cash and cash equivalents	$22,701	22,701	22,701	—	—
Debt securities, held-to-maturity, net	19,878	18,885	—	—	18,885
Loans, net	1,395,632	1,219,112	—	—	1,219,112
Accrued interest receivable	7,482	7,482	—	7,482	—

FINANCIAL LIABILITIES:
Deposits	1,604,970	1,604,380	1,448,470	155,910	—
Short-term borrowings	71,455	71,455	71,455	—	—
Long-term debt	19,072	18,573	—	18,573	—
Accrued interest payable	311	311	—	311	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at March 31, 2023 and December 31, 2022.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions. Please refer to LCNB’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as its other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

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
2.the uncertainties for LCNB's business, results of operations and financial condition resulting from the recovery from the COVID-19 pandemic;
3.LCNB’s ability to integrate future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
4.LCNB may incur increased loan charge-offs in the future and the allowance for credit losses may be inadequate;
5.LCNB may face competitive loss of customers;
6.changes in the interest rate environment, which may include further interest rate increases, may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;
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
11.difficulties with technology or data security breaches, including cyberattacks, could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others;
12.adverse weather events and natural disasters and global and/or national epidemics could negatively affect LCNB's customers given its concentrated geographic scope, which could impact LCNB's operating results; and
13.government intervention in the U.S. financial system, including the effects of legislative, tax, accounting, and regulatory actions and reforms, including the CARES Act, the Dodd-Frank Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act, and any such future regulatory actions or reforms.

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

Allowance for Credit Losses.  The allowance is maintained at a level LCNB management believes is adequate to absorb estimated credit losses identified and inherent in the loan portfolio. The allowance is established through a provision for credit losses charged to expense.  Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  The allowance is an amount that management believes will be adequate to absorb estimated losses over the contractual terms in the loan portfolio based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current and forecasted economic conditions that may affect the borrowers' ability to pay.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This standard replaced the “incurred loss” approach with an “expected loss” model. Referred to as the current expected credit loss (“CECL”) model, this standard applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. The standard also expanded disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

LCNB adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The transition adjustment of the CECL adoption included a decrease in the allowance of $0.4 million, and a $0.3 million increase to the retained earnings account to reflect the cumulative effect of adopting CECL on the Consolidated Balance Sheet, with the $0.1 million tax impact portion being recorded as part of the deferred tax asset in other assets in the Consolidated Balance Sheet.

See Note 1- Basis of Presentation in this Quarterly Report on Form 10-Q for further detailed descriptions of LCNB's estimation process and methodology related to the allowance. See also Note 3 – Loans in this Quarterly Report on Form 10-Q for further information regarding LCNB's loan portfolio and allowance.

Accounting for Intangibles. LCNB’s intangible assets are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. It also includes mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National and CFB.

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

Results of Operations

Net income for the three months ended March 31, 2023 was $4.2 million (total basic and diluted earnings per share of $0.37), compared to net income of $4.5 million (total basic and diluted earnings per share of $0.38) for the same three-month period in 2022.

Net interest income for the three months ended March 31, 2023 was $13.9 million, compared to $14.2 million for the same period in 2022. The decrease in net interest income was primarily due to higher interest expense associated with the rapid year-over-year increase in the Effective Federal Funds Rate. LCNB's tax equivalent net interest margin for the first quarter of 2023 was 3.28%, compared to 3.35% for the same period last year.

LCNB recorded a recovery of credit losses of $57,000 for the three-month period ended March 31, 2023. This compared to a provision for credit losses of $49,000 for the same three-month period in 2022.

Non-interest income for the three months ended March 31, 2023 and 2022 was $3.6 million for both periods. Fiduciary income and service charges and fees on deposit accounts increased during 2023, partially offset by decreased gains from sales of loans.

Non-interest expense for the three months ended March 31, 2023 was $12.5 million, compared to $12.2 million for the same three-month period in 2022. Other non-interest expense increased primarily due to increased salaries and employee benefits, occupancy expenses, and FDIC insurance premiums. These higher costs were partially offset by decreases in equipment expenses, state financial institutions tax expense, and marketing expenses.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended March 31, 2023 vs. March 31, 2022
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2023 and March 31, 2022, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,389,385	16,143	4.71%	$1,376,926	13,786	4.06%
Interest-bearing demand deposits	12,500	157	5.09%	9,743	9	0.37%
Federal Reserve Bank stock	4,652	—	—%	4,652	—	—%
Federal Home Loan Bank stock	6,796	62	3.70%	5,203	26	2.03%
Investment securities:
Equity securities	4,337	37	3.46%	4,611	17	1.50%
Debt securities, taxable	286,369	1,343	1.90%	298,152	1,095	1.49%
Debt securities, non-taxable (2)	24,969	223	3.62%	28,048	239	3.46%
Total earnings assets	1,729,008	17,965	4.21%	1,727,335	15,172	3.56%
Non-earning assets	200,256			195,394
Allowance for credit losses	(7,522)			(5,503)
Total assets	$1,921,742			$1,917,226

NOW and money market deposits	$505,382	1,245	1.00%	$511,250	147	0.12%
Savings deposits	415,873	139	0.14%	444,243	147	0.13%
IRA and time certificates	185,297	1,072	2.35%	189,305	445	0.95%
Short-term borrowings	94,591	1,304	5.59%	12,503	86	2.79%
Long-term debt	18,983	216	4.61%	10,000	74	3.00%
Total interest-bearing liabilities	1,220,126	3,976	1.32%	1,167,301	899	0.31%
Demand deposits	477,305			501,829
Other liabilities	21,892			22,371
Equity	202,419			225,725
Total liabilities and equity	$1,921,742			$1,917,226
Net interest rate spread (3)			2.89%			3.25%
Net interest income and net interest margin on a taxable-equivalent basis (4)		13,989	3.28%		14,273	3.35%
Ratio of interest-earning assets to interest-bearing liabilities	141.71%			147.98%
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2023 as compared to the same period in 2022.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2023 vs. 2022
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$126	2,231	2,357
Interest-bearing demand deposits	3	145	148
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	10	26	36
Investment securities:
Equity securities	(1)	21	20
Debt securities, taxable	(45)	293	248
Debt securities, non-taxable	(27)	11	(16)
Total interest income	66	2,727	2,793

Interest-bearing Liabilities:
NOW and money market deposits	(2)	1,100	1,098
Savings deposits	(9)	1	(8)
IRA and time certificates	(10)	637	627
Short-term borrowings	1,056	162	1,218
Long-term debt	89	53	142
Total interest expense	1,124	1,953	3,077
Net interest income	$(1,058)	774	(284)

Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2023 totaled $13,989,000, a decrease of $284,000 from the comparable period in 2022.  Total interest income increased $2,793,000, which was more than offset by an increase in total interest expense of $3,077,000.

The $2,793,000 increase in total interest income was due primarily to a $2,357,000 increase in loan interest income and a $248,000 increase in interest income from taxable debt securities. The increase in loan interest income was primarily due to a net 65 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio. The increase in interest income from taxable debt securities was due to a 41 basis point increase in the average rate earned on these securities, partially offset by an $11.8 million decrease in average securities. The increase in loan and taxable debt securities average rates reflects higher market rates.

The $3,077,000 increase in total interest expense was primarily due to a $1,098,000 increase in interest expense for NOW and money market deposits, a $627,000 increase in interest expense for IRA and time certificates, a $1,218,000 increase in interest expense for short-term borrowings, and a $142,000 increase in interest expense for long-term debt. Interest expense increased primarily due to an 88 basis point increase in the average rate paid for NOW and money market deposits, a 139 basis point increase in average rates paid for IRA and time certificates, a 280 basis point increase in the average rate paid on short-term borrowings, and a 161 basis point increase in average rates paid for long-term debt. In addition, the average balance of short-term borrowings increased $82.1 million and the average balance of long-term debt increased $9.0 million, reflecting a new one-year line of credit borrowing originated during February 2022 and a new term loan originated during June 2022.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Increases in market rates during 2022 and 2023 were primarily caused by increases in the Targeted Federal Funds rate by the FOMC. The Targeted Federal Funds rate increased by 425 basis points during 2022 and by an additional 50 basis points during the first quarter of 2023.

Provision and Allowance For Credit Losses

LCNB recorded a recovery of credit losses of $57,000 for the three months ended March 31, 2023, compared to a net provision for credit losses of $49,000 for the three months ended March 31, 2022. The recovery for the first three months in 2023 included a recovery of credit losses on off-balance sheet credit exposures of $89,000, partially offset by a provision for credit losses on loans of $32,000. The provision for credit losses on loans includes an increase in the allowance for individually evaluated loans because of loans that were evaluated for the first time. In the pooled loan categories, there was a provision for commercial and industrial loans, largely offset by recoveries in most of the other pool categories. The allowance for commercial and industrial loans increased largely due to an increase in outstanding balances and to an increase in the qualitative part of the loss rate. The other loan categories had recoveries primarily due to decreases in loss rates, reflecting a change in the forecasted period from one quarter with a one quarter reversion to the long-term historical average to a forecasted period of one quarter with a two quarter reversion period. Off-balance sheet credit exposures had a recovery due to a decrease in commitments outstanding and to the decrease in the loss rate.

Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three months ended March 31, 2023 totaled $16,000, compared to net charge-offs of $25,000 for the same three-month period in 2022.

Non-Interest Income

A comparison of non-interest income for the three months ended March 31, 2023 and March 31, 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Difference
Fiduciary income	$1,740	1,695	45
Service charges and fees on deposit accounts	1,482	1,406	76
Bank-owned life insurance income	271	265	6
Gains from sales of loans	6	124	(118)
Other operating income	82	60	22
Total non-interest income	$3,581	3,550	31

Reasons for changes include:
•Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value are due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets.
•Service charges and fees on deposit accounts increased primarily due to an increase in the volume of fees recognized in relation to the ICS deposit program and to an increase in fees received from debit card usage and overdraft fees collected. The ICS deposit program is a service offered by LCNB in partnership with IntraFi. When a depositor submits funds in an amount greater than FDIC insurance limits and if this program is selected, the funds will be divided into amounts within FDIC limits and distributed to other banks within the IntraFi network.
•Gains from sales of loans decreased primarily due to a lower volume of residential real estate loans sold during the first quarter of 2023 as compared to the same period in 2022.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Interest Expense

A comparison of non-interest expense for the three months ended March 31, 2023 and March 31, 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Difference
Salaries and employee benefits	$7,349	7,215	134
Equipment expenses	361	408	(47)
Occupancy expense, net	963	775	188
State financial institutions tax	397	436	(39)
Marketing	192	262	(70)
Amortization of intangibles	111	140	(29)
FDIC insurance premiums, net	215	126	89
Contracted services	641	610	31
Other real estate owned, net	—	—	—
Other non-interest expense	2,296	2,278	18
Total non-interest expense	$12,525	12,250	275

Reasons for changes include:
•Salaries and employee benefits increased primarily due to overall wage and benefit increases, increased compensation expense for restricted stock awards granted, and increased pension and 401(k) matching expenses. These increases were partially offset by lower health insurance costs.
•Occupancy expense increased due to repair and maintenance costs for LCNB's office locations.
•FDIC insurance premiums increased because of a two basis point increase in the FDIC's initial base deposit insurance assessment rate that took effect at the beginning of 2023.

Income Taxes

LCNB's effective tax rate for the three months ended March 31, 2023 was 17.8%, compared to 17.4% for the three months ended March 31, 2022.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition

A comparison of balance sheet line items at March 31, 2023 and December 31, 2022 is as follows (dollars in thousands):

	March 31, 2023	December 31, 2022	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$31,876	22,701	9,175	40.42%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,286	2,273	(987)	(43.42)%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	293,427	289,850	3,577	1.23%
Debt securities, held-to-maturity, net, at cost	19,763	19,878	(115)	(0.58)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	6,967	4,415	2,552	57.80%
Loans, net	1,386,972	1,395,632	(8,660)	(0.62)%
Premises and equipment, net	33,186	33,042	144	0.44%
Operating lease right-of-use assets	6,093	6,248	(155)	(2.48)%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	1,665	1,827	(162)	(8.87)%
Bank-owned life insurance	44,569	44,298	271	0.61%
Interest receivable	8,005	7,482	523	6.99%
Other assets	24,750	25,503	(753)	(2.95)%
Total assets	$1,924,531	1,919,121	5,410	0.28%

LIABILITIES:
Deposits:
Non-interest-bearing	$473,345	505,824	(32,479)	(6.42)%
Interest-bearing	1,130,536	1,099,146	31,390	2.86%
Total deposits	1,603,881	1,604,970	(1,089)	(0.07)%
Short-term borrowings	76,500	71,455	5,045	7.06%
Long-term debt	18,598	19,072	(474)	(2.49)%
Operating lease liabilities	6,246	6,370	(124)	(1.95)%
Accrued interest and other liabilities	15,234	16,579	(1,345)	(8.11)%
Total liabilities	1,720,459	1,718,446	2,013	0.12%

SHAREHOLDERS' EQUITY:
Common shares	144,488	144,069	419	0.29%
Retained earnings	139,115	139,249	(134)	(0.10)%
Treasury shares, at cost	(54,527)	(52,689)	(1,838)	3.49%
Accumulated other comprehensive loss, net of taxes	(25,004)	(29,954)	4,950	(16.53)%
Total shareholders' equity	204,072	200,675	3,397	1.69%
Total liabilities and shareholders' equity	$1,924,531	1,919,121	5,410	0.28%

Reasons for changes include:
•Available-for-sale debt securities increased due to a partial recovery in market valuation during the first quarter of 2023, partially offset by maturities and calls.
•Federal Home Loan Bank stock increased due to the purchase of additional stock to support additional short-term borrowings, partially offset by the FHLB's repurchase of excess stock.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Net loans decreased primarily due to payments and payoffs received from borrowers, partially offset by the origination of new loans. Contributing to the decrease was a $2.2 million increase in the allowance for credit losses primarily due to adoption of ASU No. 2016-13.
•Total deposits remained substantially stable during the first quarter 2023, with total deposits at March 31, 2023 being $1.1 million or 0.07% less than at December 31, 2022. There was, however significant movement from non-interest-bearing deposits to interest-bearing deposits during the quarter, reflecting the increase in market rates.
•Treasury shares increased because of the repurchase of 107,028 share of common stock during the first quarter of 2003, which represents almost 1.0% of the shares outstanding at December 31, 2022.
•Accumulated other comprehensive loss, net of taxes increased because of a partial recovery in the market valuation of LCNB's available-for-sale debt security investments.

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

Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option and the full impact of adopting ASU No. 2016-13 is included in regulatory capital as of March 31, 2023.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Regulatory Capital:
Shareholders' equity	$216,407	213,052
Goodwill and other intangibles	(60,066)	(60,177)
Accumulated other comprehensive loss	24,996	29,945
Tier 1 risk-based capital	181,337	182,820
Eligible allowance for loan losses	8,346	5,646
Total risk-based capital	$189,683	188,466
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	11.97%	11.94%
Tier 1 Capital to risk-weighted assets	11.97%	11.94%
Total Capital to risk-weighted assets	12.52%	12.31%
Leverage	9.58%	9.72%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the March 31, 2023 regulatory capital calculations.

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

Total remaining borrowing capacity with the Federal Home Loan Bank at March 31, 2023 was approximately $127.9 million. Additional borrowings of approximately $33.5 million were available through line of credit arrangements with correspondent banks at March 31, 2023.

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2023 IRSA indicates that an increase in interest rates or a 100 basis point decrease will have a negative effect on NII and a decrease in interest rates of 200 or 300 basis points will have a positive effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII	Limits
	(Dollars in thousands)
Up 300	65,089	(1,570)	(2.36)%	20%
Up 200	65,584	(1,075)	(1.61)%	15%
Up 100	65,908	(751)	(1.13)%	10%
Base	66,659	—	—%	—%
Down 100	66,535	(124)	(0.19)%	10%
Down 200	66,845	186	0.28%	15%
Down 300	67,210	551	0.83%	20%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2023 EVE analysis indicates that an increase in interest rates of 200 or 300 basis points will have a negative effect on the EVE and an increase in interest rates of 100 basis points or a decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges except for the down 200 basis points scenario, which is slightly above LCNB's acceptable range of 20% for that scenario.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE	Limits
	(Dollars in thousands)
Up 300	152,957	(24,169)	(13.65)%	25%
Up 200	166,128	(10,998)	(6.21)%	20%
Up 100	178,742	1,616	0.91%	15%
Base	177,126	—	—%	—%
Down 100	202,679	25,553	14.43%	15%
Down 200	215,238	38,112	21.52%	20%
Down 300	215,739	38,613	21.80%	25%

The IRSA and EVE simulations discussed above are not projections of future income or equity and should not be relied on as being indicative of future operating results.  Assumptions used, including the nature and timing of interest rate levels, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment or replacement of asset and liability cash flows, are inherently uncertain and, as a result, the models cannot precisely measure future NII or equity.  Furthermore, the models do not reflect actions that borrowers, depositors, and management may take in response to changing economic conditions and interest rate levels.

LCNB CORP. AND SUBSIDIARIES

Item 4.	Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2023, LCNB's disclosure controls and procedures were effective.

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
In addition to the following, readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in LCNB's Form 10-K for the year ended December 31, 2022.

Risks Related to Recent Events Impacting the Financial Services Industry
Recent events impacting the financial services industry, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, have decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as caused significant disruption, volatility, and reduced valuations of equity and other securities of banks and bank holding companies in the capital markets. These events are occurring during a period of continued rises to interest rates which, among other things, have resulted in unrealized losses in longer-duration securities and loans held by banks, increased competition for bank deposits, and the possibility of an increase the risk of a potential recession. These recent events have, and could continue to have, an adverse impact on the market price and volatility of LCNB's common stock.

These recent events may also result in potentially adverse changes to laws and/or regulations governing banks and bank holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on LCNB's business. LCNB may be impacted by concerns from depositors, investors, and other counterparties regarding the soundness or creditworthiness of other financial institutions, which could cause substantial and cascading disruption within the financial markets and increase Company expenses.

LCNB may be subject to increases in FDIC insurance assessments as a result of recent bank failures.
Deposits of LCNB are insured up to statutory limits by the FDIC and, accordingly, LCNB and other banks and financial institutions pay quarterly premiums to the FDIC to maintain the DIF. On March 12, 2023, the FDIC made a joint statement with the Department of the Treasury and the Board of Governors of the Federal Reserve that any losses to the DIF in connection with support for uninsured depositors in connection with the Signature Bank and Silicon Valley Bank closures will be recovered by a special assessment paid by insured depository institutions. The FDIC has announced that it intends to publish a notice of proposed rulemaking for the special assessment in May 2023. The amount, timing, and potential impact of the special assessment cannot be determined at this time.

In addition, it is possible that the FDIC may alter regular quarterly assessments in the future in response to recent bank failures. The likelihood and extent of any further rate increase are indeterminable,

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

On February 27, 2023, LCNB's Board of Directors authorized a new Issuer Stock Repurchase Plan Agreement (the "Plan"). Under the terms of the Plan, LCNB is authorized to repurchase up to 500,000 of its outstanding common shares. The Plan replaced and superseded LCNB’s prior Issuer Stock Repurchase Plan Agreement, which was adopted on May 27, 2022.

Under the Plan, LCNB may purchase common shares through various means such as open market transactions, including block purchases and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases are determined at LCNB's discretion. Factors include, but are not limited to, share price, trading volume, and general market conditions, along with LCNB’s general business conditions. The Plan may be suspended or discontinued at any time and does not obligate LCNB to acquire any specific number of its common shares.

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

LCNB CORP. AND SUBSIDIARIES
The following table sets forth information relating to repurchases made under the May 27, 2022 and February 27, 2023 plans during the three months ended March 31, 2023:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2023		14,960	$17.92	14,960	—
February 1 - 28, 2023		—	$—	—	500,000
March 1 - 31, 2023	``	92,068	$16.85	92,068	407,932

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 11, 2023	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

May 11, 2023	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer