Form 10-Q
period 2023-06-30
LCNB CORP
filed 2023-08-14
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 11, 2023 was 11,116,765 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CNNB	Cincinnati Bancorp, Inc.
Company	LCNB Corp. and its consolidated subsidiaries as a whole
DCF	Discounted Cash Flow
DDA	Demand Deposit Account
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee of the Federal Reserve System
GAAP	Generally Accepted Accounting Principles
HTM	Held-to-Maturity
ICS	Insured Cash Sweep
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LDA	Loss Driver Analysis
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
OCC	Office of the Comptroller of the Currency
PD	Probability of Default
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDRs	Troubled Debt Restructurings
WARM	Weighted Average Remaining Maturity

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS:
Cash and due from banks	$23,877	20,244
Interest-bearing demand deposits	2,143	2,457
Total cash and cash equivalents	26,020	22,701
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,279	2,273
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	281,156	289,850
Debt securities, held-to-maturity, at cost, net	19,117	19,878
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	6,460	4,415
Loans, net	1,431,295	1,395,632
Premises and equipment, net	33,145	33,042
Operating lease right-of-use assets	6,260	6,525
Goodwill	59,221	59,221
Core deposit and other intangibles, net	1,497	1,827
Bank-owned life insurance	44,846	44,298
Interest receivable	7,811	7,482
Other assets, net	25,905	25,503
TOTAL ASSETS	$1,950,763	1,919,398

LIABILITIES:
Deposits:
Noninterest-bearing	$480,288	505,824
Interest-bearing	1,116,421	1,099,146
Total deposits	1,596,709	1,604,970
Short-term borrowings	112,289	71,455
Long-term debt	18,122	19,072
Operating lease liabilities	6,434	6,647
Accrued interest and other liabilities	14,893	16,579
TOTAL LIABILITIES	1,748,447	1,718,723

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,327,463 and 14,270,550 shares at June 30, 2023 and December 31, 2022, respectively; outstanding 11,116,080 and 11,259,080 shares at June 30, 2023 and December 31, 2022, respectively	144,671	144,069
Retained earnings	141,431	139,249
Treasury shares at cost, 3,211,383 and 3,011,470 shares at June 30, 2023 and December 31, 2022, respectively	(56,015)	(52,689)
Accumulated other comprehensive loss, net of taxes	(27,771)	(29,954)
TOTAL SHAREHOLDERS' EQUITY	202,316	200,675
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,950,763	1,919,398

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$16,763	14,548	32,906	28,334
Dividends on equity securities:
With a readily determinable fair value	8	14	25	26
Without a readily determinable fair value	30	5	50	10
Interest on debt securities:
Taxable	1,323	1,254	2,666	2,349
Non-taxable	174	188	350	377
Other investments	405	199	624	234
TOTAL INTEREST INCOME	18,703	16,208	36,621	31,330

INTEREST EXPENSE:
Interest on deposits	3,335	775	5,791	1,514
Interest on short-term borrowings	1,008	163	2,312	249
Interest on long-term debt	183	103	399	177
TOTAL INTEREST EXPENSE	4,526	1,041	8,502	1,940
NET INTEREST INCOME	14,177	15,167	28,119	29,390

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	30	377	(27)	426
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) CREDIT LOSSES	14,147	14,790	28,146	28,964

NON-INTEREST INCOME:
Fiduciary income	1,787	1,643	3,527	3,338
Service charges and fees on deposit accounts	1,445	1,546	2,927	2,952
Bank-owned life insurance income	277	269	548	534
Gains from sales of loans	3	64	9	188
Other operating income	134	6	216	66
TOTAL NON-INTEREST INCOME	3,646	3,528	7,227	7,078

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,061	7,014	14,410	14,229
Equipment expenses	417	428	778	836
Occupancy expense, net	599	735	1,562	1,510
State financial institutions tax	396	437	793	873
Marketing	320	368	512	630
Amortization of intangibles	112	112	223	252
FDIC insurance premiums, net	224	134	439	260
Contracted services	666	679	1,307	1,289
Other real estate owned, net	1	(879)	2	(879)
Merger-related expenses	415	—	440	—
Other non-interest expense	1,867	2,441	4,137	4,719
TOTAL NON-INTEREST EXPENSE	12,078	11,469	24,603	23,719
INCOME BEFORE INCOME TAXES	5,715	6,849	10,770	12,323
PROVISION FOR INCOME TAXES	1,021	1,231	1,919	2,182
NET INCOME	$4,694	5,618	8,851	10,141

Earnings per common share:
Basic	$0.42	0.49	0.79	0.87
Diluted	0.42	0.49	0.79	0.87
Weighted average common shares outstanding:
Basic	11,056,308	11,337,805	11,122,371	11,576,873
Diluted	11,056,308	11,337,805	11,122,371	11,576,873
The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$4,694	5,618	8,851	10,141
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities (net of taxes of $580 and $(5,352) for the six months ended June 30, 2023 and 2022, respectively)	(2,767)	(6,945)	2,183	(20,134)
Change in nonqualified pension plan unrecognized net gain and unrecognized prior service cost (net of taxes of $0 and $1 for the six months ended June 30, 2023 and 2022, respectively)	—	2	—	3
Other comprehensive income (loss), net of tax	(2,767)	(6,943)	2,183	(20,131)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,927	(1,325)	11,034	(9,990)

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Three Months Ended June 30, 2023
Balance at April 1, 2023	11,202,063	$144,488	139,115	(54,527)	(25,004)	204,072
Net income			4,694			4,694
Other comprehensive loss, net of taxes					(2,767)	(2,767)
Dividend Reinvestment and Stock Purchase Plan	6,902	101				101
Repurchase of common stock	(92,885)			(1,488)		(1,488)
Compensation expense relating to restricted stock	—	82				82
Common stock dividends, $0.21 per share			(2,378)			(2,378)
Balance at June 30, 2023	11,116,080	$144,671	141,431	(56,015)	(27,771)	202,316

Six Months Ended June 30, 2023
Balance at January 1, 2023	11,259,080	$144,069	139,249	(52,689)	(29,954)	200,675
Cumulative change in accounting principle - ASC 326			(1,922)			(1,922)
Balance at January 1, 2023, adjusted	11,259,080	144,069	137,327	(52,689)	(29,954)	198,753
Net income			8,851			8,851
Other comprehensive income, net of taxes					2,183	2,183
Dividend Reinvestment and Stock Purchase Plan	12,763	204				204
Repurchase of common stock	(199,913)			(3,326)		(3,326)
Shares issued for restricted stock awards	44,150
Compensation expense relating to restricted stock		398				398
Common stock dividends, $0.42 per share			(4,747)			(4,747)
Balance at June 30, 2023	11,116,080	$144,671	141,431	(56,015)	(27,771)	202,316

Three Months Ended June 30, 2022
Balance at April 1, 2022	11,401,503	$143,432	128,555	(50,115)	(14,997)	206,875
Net income			5,618			5,618
Other comprehensive loss, net of taxes					(6,943)	(6,943)
Dividend Reinvestment and Stock Purchase Plan	6,047	96				96
Repurchase of common stock	(33,035)			(514)		(514)
Compensation expense relating to restricted stock		107				107
Common stock dividends, $0.20 per share			(2,279)			(2,279)
Balance at June 30, 2022	11,374,515	$143,635	131,894	(50,629)	(21,940)	202,960

Six Months Ended June 30, 2022
Balance at January 1, 2022	12,414,956	$143,130	126,312	(29,029)	(1,809)	238,604
Net income			10,141			10,141
Other comprehensive loss, net of taxes					(20,131)	(20,131)
Dividend Reinvestment and Stock Purchase Plan	11,728	201				201
Repurchase of common stock	(1,084,723)			(21,600)		(21,600)
Shares issued for restricted stock awards	32,554
Compensation expense relating to restricted stock		304				304
Common stock dividends, $0.40 per share			(4,559)			(4,559)
Balance at June 30, 2022	11,374,515	$143,635	131,894	(50,629)	(21,940)	202,960

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,851	10,141
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	1,543	1,500
Provision for (recovery of) credit losses	(27)	426
(Benefit from) provision for deferred income taxes	(710)	24
Increase in cash surrender value of bank-owned life insurance	(548)	(534)
Loss on equity securities	45	304
Realized gain from sales of premises and equipment	(426)	(15)
Impairment charge recognized on premises and equipment	—	140
Realized gain from sales of other real estate owned	—	(889)
Origination of mortgage loans for sale	(505)	(8,468)
Realized gains from sales of loans	(9)	(188)
Proceeds from sales of mortgage loans	508	8,563
Compensation expense related to restricted stock	398	304
Changes in:
Accrued interest receivable	(329)	551
Other assets	239	3,397
Other liabilities	(2,020)	(3,926)
TOTAL ADJUSTMENTS	(1,841)	1,189
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	7,010	11,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	963	—
Proceeds from maturities and calls of debt securities:
Available-for-sale	11,531	13,679
Held-to-maturity	1,035	1,211
Purchases of equity securities	(14)	(8)
Purchases of debt securities:
Available-for-sale	(497)	(32,789)
Held-to-maturity	(280)	(755)
Purchase of Federal Home Loan Bank stock	(3,414)	—
Proceeds from redemption of Federal Home Loan Bank stock	1,369	—
Net increase in loans	(37,541)	(4,391)
Proceeds from sale of other real estate owned	—	1,605
Purchases of premises and equipment	(1,110)	(283)
Proceeds from sale of premises and equipment	513	32
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(27,445)	(21,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(8,261)	30,006
Net increase in short-term borrowings	40,834	5,000
Proceeds from long-term debt	—	15,000
Principal payments on long-term debt	(950)	—
Proceeds from issuance of common stock	204	201
Repurchase of common stock	(3,326)	(21,600)
Cash dividends paid on common stock	(4,747)	(4,559)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,754	24,048
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,319	13,679
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,701	18,136
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,020	31,815

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,899	1,930
Income taxes paid, net of refunds	1,401	1,332

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

Certain prior period data presented in the financial statements have been reclassified to conform with the current period presentation. These reclassifications had no effect on net income.

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

Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2022 Annual Report on Form 10-K filed with the SEC.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
Financial Accounting Standards (“FASB”) Accounting Standards Update (“ASU”) No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting"
ASU No. 2020-04 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Originally, the amendments in this update were effective for all entities as of March 12, 2020 through December 31, 2022. ASU No. 2022-06, "Reference
Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" extended the sunset date from December 31, 2022 to
December 31, 2024. LCNB has adopted the standard and utilized the LIBOR transition relief allowed under ASU 2020-04 and ASU 2020-06. The impact was immaterial, as all loans indexed to LIBOR were transitioned to another referenced index, predominately the Secured Overnight Financing Rate ("SOFR") for one, three, and six months. In all instances, LCNB was able to meet the criteria for the practical expedients and there was no impact on its results of consolidated operations or financial position.

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

LCNB adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable guidance. The following table shows the impact of adopting ASC 326 on January 1, 2023 (in thousands):

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Accrued interest receivable totaling $6.6 million at June 30, 2023 was excluded from the amortized cost basis of the estimate of credit losses and is reported in interest receivable on the consolidated condensed balance sheets. Loans are generally placed on non-accrual status at 90 days past due or when the borrower's ability to repay becomes doubtful. When a loan is placed on non-accrual status, any accrued interest is reversed and charged against interest income.

ACL - LOANS - COLLECTIVELY EVALUATED
The ACL is measured on a collective pool basis when similar risk characteristics exist. LCNB has identified the following portfolio segments:
•Commercial and industrial loans
•Commercial, secured by real estate
•Real estate loans secured by owner occupied commercial real estate
•Real estate loans secured by non-owner occupied commercial real estate
•Real estate loans secured by farmland
•Real estate loans secured by multi-family dwellings
•Construction loans secured by 1-4 family dwellings
•Construction loans secured by other real estate

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
*"MSA" referenced above combines forecasts for Cincinnati, Dayton and Columbus metro areas.
**"Weighted" referenced above refers to weighted average of baseline and alternative scenarios

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Management has chosen the discounted cash flow ("DCF") methodology to estimate the quantitative portion of the allowance for credit losses on loans for all loan pools except for the farm real estate and agricultural pools, which use the weighted average remaining maturity ("WARM") methodology. A Loss Driver Analysis (“LDA”) was performed for each segment to identify potential loss drivers and create a regression model for use in forecasting cash flows. The LDA for all DCF-based pools utilized LCNB’s data and peer data from the Federal Financial Institutions Examination Council's (“FFIEC”) Call Report filings.

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

ACL - HELD-TO-MATURITY (“HTM”) DEBT SECURITIES
Expected credit losses on HTM debt securities are measured on a collective basis by major security type. Accrued interest receivable on HTM securities totaled $106,000 at June 30, 2023 and is excluded from the estimate of credit losses. The HTM securities portfolio consists of taxable and nontaxable municipal securities from local governmental entities. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At the time of adoption, the estimated reserve was immaterial.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Changes in the ACL are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the allowance when management believes that uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on AFS debt securities totaled $1.1 million at June 30, 2023 and is excluded from the estimate of credit losses.

ACL - OFF-BALANCE SHEET CREDIT EXPOSURES
LCNB estimates expected credit losses over the contractual period during which it is exposed to credit risk by a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate is made of expected credit losses on commitments expected to be funded over their estimated lives. Funding rates are based on a historical analysis of the Company’s portfolio, while estimates of credit losses are determined using the same loss rates as funded loans.

REGULATORY CAPITAL
Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option and the full impact of adopting ASU No. 2016-13 is included in regulatory capital as of June 30, 2023. Adoption of the ASU did not materially affect LCNB's regulatory capital ratios.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATION

LCNB and Cincinnati Bancorp, Inc. (“CNNB”), the holding company for Cincinnati Federal, a federally chartered stock savings and loan association, signed a definitive merger agreement on May 17, 2023 whereby CNNB will merge with and into LCNB in a stock-and-cash transaction. CNNB operates five full-service branch offices in Cincinnati, Ohio and Northern Kentucky and has approximately $304.7 million in assets, $262.9 million in loans, $223.6 million of deposits, and $40.3 million in consolidated stockholders’ equity as of March 31, 2023. When completed, the transaction will significantly increase LCNB’s existing presence in the Cincinnati market and expand LCNB’s community banking franchise across the Ohio River into the Northern Kentucky market.

Subject to the terms of the merger agreement, which has been approved by the Board of Directors of each company, CNNB shareholders will have the opportunity to elect to receive either 0.9274 shares of LCNB stock or $17.21 per share in cash for each share of CNNB common stock owned, subject to 80% of all CNNB shares being exchanged for LCNB common stock. As of March 31, 2023, CNNB reported 2,884,171 shares of common stock outstanding, as well as 296,350 options with a weighted average strike price of $10.65 per share. Any unexercised stock options of CNNB will be canceled in exchange for a cash payment of $17.21 less the per share exercise price of the option. The transaction consideration is subject to dollar-for-dollar downward adjustment if CNNB’s adjusted shareholders’ equity, as defined in the merger agreement, is less than $36.8 million as measured three business days immediately before the closing date.

At closing, Cincinnati Federal branches will become branches of LCNB National Bank. At that time, LCNB will have 33 banking offices in Ohio and one branch office in Northern Kentucky. Subject to regulatory approval, CNNB shareholder approval, and other customary conditions set forth in the definitive merger agreement, the transaction is anticipated to close in the fourth quarter of 2023. LCNB shareholder approval is not required.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities and the allowance for credit losses of securities held-to-maturity at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2023
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$79,006	—	8,043	70,963
U.S. Agency notes	89,057	—	10,337	78,720
Corporate bonds	7,450	6	953	6,503
U.S. Agency mortgage-backed securities	85,906	—	10,584	75,322
Municipal securities:
Non-taxable	8,829	—	327	8,502
Taxable	46,026	—	4,880	41,146
	$316,274	6	35,124	281,156

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$15,692	6	1,162	14,536
Taxable	3,431	—	377	3,054
	$19,123	6	1,539	17,590

December 31, 2022
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$84,927	—	8,480	76,447
U.S. Agency notes	89,160	—	11,184	77,976
Corporate Bonds	7,450	13	778	6,685
U.S. Agency mortgage-backed securities	90,746	5	11,311	79,440
Municipal securities:
Non-taxable	8,892	—	368	8,524
Taxable	46,556	1	5,779	40,778
	$327,731	$19	37,900	289,850

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$16,447	10	594	15,863
Taxable	3,431	—	409	3,022
	$19,878	10	1,003	18,885

The Company estimated the expected credit losses at June 30, 2023 to be immaterial based on the composition of the securities portfolio.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at June 30, 2023 and December 31, 2022, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
Available-for-Sale:
U.S. Treasury notes	$198	1	70,765	8,042
U.S. Agency notes	—	—	78,720	10,337
Corporate bonds	—	—	5,746	953
U.S. Agency mortgage-backed securities	4,058	110	71,192	10,474
Municipal securities:
Non-taxable	2,124	21	5,913	306
Taxable	2,030	51	39,116	4,829
	$8,410	183	271,452	34,941

Held-to-Maturity:
Municipal securities:
Non-taxable	$6,953	618	6,845	544
Taxable	—	—	3,054	377
	$6,953	618	9,899	921

December 31, 2022
Available-for-Sale:
U.S. Treasury notes	$16,521	931	59,927	7,549
U.S. Agency notes	7,729	543	70,247	10,641
Corporate Bonds	2,667	283	3,255	495
U.S. Agency mortgage-backed securities	41,543	3,597	37,282	7,714
Municipal securities:
Non-taxable	6,831	248	893	120
Taxable	22,162	1,951	18,435	3,828
	$97,453	7,553	190,039	30,347

Held-to-Maturity:
Municipal securities:
Non-taxable	$9,567	593	31	1
Taxable	2,811	370	212	39
	$12,378	963	243	40

LCNB has not specifically identified available-for-sale securities in a loss position that it intends to sell in the near term and does not believe that it will be required to sell any such securities. Securities are reviewed on a quarterly basis to assess declines in fair value for credit losses. Consideration is given to such factors as the credit rating of the borrower, market conditions such as current interest rates, any adverse conditions specific to the security, and delinquency status on contractual payments. For the three and six months ended June 30, 2023 and 2022, management concluded that, in all instances, fair values were less than carrying values due to market and other factors and that no credit loss provisions were required.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Debt securities with a market value of $123.1 million and $166.4 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at June 30, 2023.

Contractual maturities of debt securities at June 30, 2023 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$8,913	8,805	280	283
Due from one to five years	152,490	137,092	3,585	3,445
Due from five to ten years	68,234	59,281	2,440	2,252
Due after ten years	731	656	12,818	11,610
	230,368	205,834	19,123	17,590
U.S. Agency mortgage-backed securities	85,906	75,322	—	—
	$316,274	281,156	19,123	17,590

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at June 30, 2023 on its investments in equity securities without a readily determinable fair value.

The cost and estimated fair value of equity securities with a readily determinable fair value at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,399	1,207	1,429	1,234
Equity securities	10	72	778	1,039
Total equity securities with a readily determinable fair value	$1,409	1,279	2,207	2,273

Changes in the fair value of equity securities with a readily determinable fair value for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net losses recognized during the period	$(14)	(178)	(45)	(304)
Less net gains recognized during the period on equity securities sold during the period	—	—	(61)	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$(14)	(178)	16	(304)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 - LOANS

Major classifications of loans at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Commercial & industrial	$127,667	120,327
Commercial, secured by real estate:
Owner occupied	206,828	208,485
Non-owner occupied	418,655	420,075
Farmland	37,506	36,340
Multi-family	188,870	189,917
Construction loans secured by 1-4 family dwellings	7,166	7,786
Construction loans secured by other real estate	100,426	73,652
Residential real estate:
Secured by senior liens on 1-4 family dwellings	276,580	269,822
Secured by junior liens on 1-4 family dwellings	12,612	10,197
Home equity line-of-credit loans	23,704	26,109
Consumer	29,162	28,414
Agricultural	10,006	10,073
Other loans, including deposit overdrafts	69	81
Loans, gross	1,439,251	1,401,278
Less allowance for credit losses	7,956	5,646
Loans, net	$1,431,295	1,395,632

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $844,000 and $980,000 at June 30, 2023 and December 31, 2022, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

Non-accrual loans by class of receivable as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023			December 31, 2022
	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized
Commercial & industrial	$—	—	—	—	—	3
Commercial, secured by real estate:
Owner occupied	—	—	—	231	231	15
Non-owner occupied	—	—	—	—	—	—
Farmland	85	85	9	88	88	12
Multi-family	—	—	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	—	—
Construction loans secured by other real estate	—	—	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	366	366	2	72	72	4
Secured by junior liens on 1-4 family dwellings	—	—	—	—	—	—
Home equity line-of-credit loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Total	$451	451	11	391	391	34

Two residential real estate loans secured by senior liens on 1-4 family dwellings were added to the non-accrual classification during the first half of 2023. Accrued interest reversed and charged against interest income for these loans totaled approximately $3,000.

The ratio of non-accrual loans to total loans outstanding at June 30, 2023 and December 31, 2022 was 0.03% and 0.03%, respectively. The ratio of the allowance for credit losses for loans to total non-accrual loans at June 30, 2023 and December 31, 2022 was 1,764.37% and 1,445.88%, respectively.

ALLOWANCE FOR CREDIT LOSSES
The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 – Basis of Presentation - Adoption of New Accounting Pronouncements included in this Form 10-Q.

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
•Forecast and reversion – the Company as of January 1, 2023 established a one-quarter reasonable and supportable forecast period with a one-quarter straight line reversion to the long-term historical average. As of June 30, 2023, the Company established a two-quarter reasonable and supportable forecast period with a four-quarter straight line reversion to the long-term historical average. Extending the forecast and reversion periods from previous quarters has differing effects on pools based on the economic indicators used and the relation of the selected forecast range to the historical average. For example, the historical average for the bank’s unemployment indicator is 5.95% which is higher than the forecasted range utilized as of June 30, 2023. The extended forecast and reversion period ultimately decreases the reserve associated with the unemployment factor when compared to the historical average.
◦The historical averages for LCNB’s economic indicators are unemployment – 5.95%, change in Coincident Economic Activity – 1.79%, change in Commercial Real Estate Price Indexes – 5.46%, and change in Home Price Index – 3.32%
•Economic forecast – the Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of January 1, 2023, the date of CECL adoption, the Company selected a forecast which forecasted unemployment at 4.16%, the change in Coincident Economic Activity at 1.77%, the change in Commercial Real Estate Price Indexes at 9.35%, and the change in Home Price Index at -1.17% during the forecast periods. As of June 30, 2023, the Company selected a forecast which forecasts unemployment between 4.09% and 4.55%, the change in Coincident Economic Activity between 1.55% and 2.02%, the change in Commercial Real Estate Price Indexes between -4.10% and -0.98%, and the change in the Home Price Index between -2.80% and 0.47% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended June 30, 2023
Balance, beginning of period	$1,047	4,927	1,351	526	7	—	7,858
Provision for (recovery of) credit losses	33	96	(25)	12	(2)	17	131
Losses charged off	(15)	—	—	(4)	—	(30)	(49)
Recoveries	—	—	—	1	—	15	16
Balance, end of period	$1,065	5,023	1,326	535	5	2	7,956

Ratio of net charge-offs to average loans	0.05%	—%	—%	0.04%	—%	91.85%	0.01%

Six Months Ended June 30, 2023
Balance, beginning of year, prior to adoption of ASC 326	$1,300	3,609	624	86	22	5	5,646
Impact of adopting ASC 326	(512)	1,440	836	446	(9)	(5)	2,196
Provision for (recovery of) credit losses	292	(26)	(134)	9	(8)	30	163
Losses charged off	(15)	—	—	(9)	—	(61)	(85)
Recoveries	—	—	—	3	—	33	36
Balance, end of period	$1,065	5,023	1,326	535	5	2	7,956

Ratio of net charge-offs to average loans	0.02%	—%	—%	0.04%	—%	79.90%	0.01%

Three Months Ended June 30, 2022
Balance, beginning of period	$1,297	3,494	639	73	18	9	5,530
Provision for (recovery of) credit losses	(10)	398	(32)	(6)	—	27	377
Losses charged off	—	(67)	—	—	—	(49)	(116)
Recoveries	—	—	18	—	—	24	42
Balance, end of period	$1,287	3,825	625	67	18	11	5,833

Ratio of net charge-offs to average loans	—%	0.03%	(0.02)%	—%	—%	159.17%	0.02%

Six Months Ended June 30, 2022
Balance, beginning of year	$1,095	3,607	665	105	30	4	5,506
Provision for (recovery of) credit losses	192	285	(54)	(33)	(12)	48	426
Losses charged off	—	(67)	(5)	(5)	—	(76)	(153)
Recoveries	—	—	19	—	—	35	54
Balance, end of period	$1,287	3,825	625	67	18	11	5,833

Ratio of net charge-offs to average loans	—%	0.02%	(0.01)%	0.03%	—%	100.02%	0.01%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

A breakdown of the allowance for credit losses and allowance for loan losses and the loan portfolio by portfolio segment at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
June 30, 2023
Allowance for credit losses:
Individually evaluated for credit losses	$3	22	5	34	—	—	64
Collectively evaluated for credit loss	1,062	5,001	1,321	501	5	2	7,892
Balance, end of period	$1,065	5,023	1,326	535	5	2	7,956

Loans:
Individually evaluated for credit losses	$170	4,200	1,181	56	—	—	5,607
Collectively evaluated for credit loss	127,497	955,251	311,715	29,106	10,006	69	1,433,644
Balance, end of period	$127,667	959,451	312,896	29,162	10,006	69	1,439,251

December 31, 2022
Allowance for loan losses:
Individually evaluated for credit losses	$4	11	6	—	—	—	21
Collectively evaluated for credit loss	1,296	3,598	618	86	22	5	5,625
Balance, end of period	$1,300	3,609	624	86	22	5	5,646

Loans:
Individually evaluated for credit losses	$114	963	482	—	—	—	1,559
Collectively evaluated for credit loss	119,799	934,568	304,770	28,414	10,073	81	1,397,705
Acquired credit impaired loans	414	724	876	—	—	—	2,014
Balance, end of period	$120,327	936,255	306,128	28,414	10,073	81	1,401,278

The ratio of the allowance for credit losses for loans to total loans at June 30, 2023 and December 31, 2022 was 0.55% and 0.40%, respectively.

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
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate
Owner occupied	74	—	230	—
Non-owner occupied	698	—	—	—
Farmland	85	—	88	—
Multi-family	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—
Construction loans secured by other real estate	—	—	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	623	—	40	—
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	56	34	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$1,536	34	358	—

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

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. Outstanding PPP loans at June 30, 2023 and December 31, 2022 totaled $29,000 and $40,000, respectively.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at June 30, 2023 and December 31, 2022 (in thousands). The December 31, 2022 table is shown for comparison purposes.

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2023
Commercial & industrial
Pass	$15,628	31,805	31,221	15,822	3,193	6,174	16,121	311	120,275
OAEM	—	—	1,481	—	1,870	—	1,471	—	4,822
Substandard	—	1,510	—	116	—	565	379	—	2,570
Doubtful	—	—	—	—	—	—	—	—	—
Total	15,628	33,315	32,702	15,938	5,063	6,739	17,971	311	127,667
Gross charge-offs	—	—	—	—	—	15	—	—	15
Commercial, secured by real estate
Pass	55,197	139,557	132,728	95,914	95,698	281,327	135,261	101	935,783
OAEM	—	7,803	—	—	799	7,319	—	—	15,921
Substandard	—	—	698	—	917	6,132	—	—	7,747
Doubtful	—	—	—	—	—	—	—	—	—
Total	55,197	147,360	133,426	95,914	97,414	294,778	135,261	101	959,451
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	22,095	29,824	84,333	51,904	16,479	82,517	22,571	242	309,965
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4	2,927	—	—	2,931
Doubtful	—	—	—	—	—	—	—	—	—
Total	22,095	29,824	84,333	51,904	16,483	85,444	22,571	242	312,896
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	7,097	6,991	6,118	6,197	2,070	444	103	—	29,020
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	50	59	22	11	—	—	—	142
Doubtful	—	—	—	—	—	—	—	—	—
Total	7,097	7,041	6,177	6,219	2,081	444	103	—	29,162
Gross charge-offs	—	—	9	—	—	—	—	—	9
Agricultural
Pass	1,499	496	204	765	46	55	6,941	—	10,006
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,499	496	204	765	46	55	6,941	—	10,006
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	69	—	69
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	69	—	69
Gross charge-offs	—	—	—	—	—	—	61	—	61
Total loans	$101,516	218,036	256,842	170,740	121,087	387,460	182,916	654	1,439,251

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2022
Commercial & industrial
Pass	$30,132	36,341	20,936	3,632	2,499	5,630	15,403	—	114,573
OAEM	—	—	—	2,142	—	—	1,602	—	3,744
Substandard	1,540	—	106	—	—	51	313	—	2,010
Doubtful	—	—	—	—	—	—	—	—	—
Total	31,672	36,341	21,042	5,774	2,499	5,681	17,318	—	120,327
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	135,503	142,446	96,272	100,363	75,387	229,175	129,274	4,955	913,375
OAEM	7,931	—	—	—	7,413	—	—	—	15,344
Substandard	—	—	—	—	—	7,536	—	—	7,536
Doubtful	—	—	—	—	—	—	—	—	—
Total	143,434	142,446	96,272	100,363	82,800	236,711	129,274	4,955	936,255
Gross charge-offs	—	—	—	—	—	67	—	—	67
Residential real estate
Pass	27,892	86,952	54,144	17,804	13,298	78,969	24,359	1,095	304,513
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	37	—	1,572	—	6	1,615
Doubtful	—	—	—	—	—	—	—	—	—
Total	27,892	86,952	54,144	17,841	13,298	80,541	24,359	1,101	306,128
Gross charge-offs	—	—	—	—	—	5	—	—	5
Consumer
Pass	8,786	7,561	8,108	3,145	413	316	82	—	28,411
OAEM	—	—	—	—	—	—	—	—	—
Substandard	3	—	—	—	—	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,789	7,561	8,108	3,145	413	316	82	—	28,414
Gross charge-offs	—	—	—	5	—	—	—	—	5
Agricultural
Pass	533	243	865	63	116	29	8,224	—	10,073
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	533	243	865	63	116	29	8,224	—	10,073
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	81	—	81
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	81	—	81
Gross charge-offs	—	—	—	—	—	—	76	—	76
Total loans	$212,320	273,543	180,431	127,186	99,126	323,278	179,338	6,056	1,401,278

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

A loan portfolio aging analysis by class segment at June 30, 2023 and December 31, 2022 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or More Past Due and Accruing
June 30, 2023
Commercial & industrial	$—	1,789	—	1,789	125,878	127,667	—
Commercial, secured by real estate:
Owner occupied	74	—	—	74	206,754	206,828	—
Non-owner occupied	—	—	—	—	418,655	418,655	—
Farmland	—	—	—	—	37,506	37,506	—
Multi-family	—	—	—	—	188,870	188,870	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	7,166	7,166	—
Construction loans secured by other real estate	—	—	—	—	100,426	100,426	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	231	50	297	578	276,002	276,580	256
Secured by junior liens on 1-4 family dwellings	—	—	—	—	12,612	12,612	—
Home equity line-of-credit loans	—	—	—	—	23,704	23,704	—
Consumer	47	129	—	176	28,986	29,162	—
Agricultural	—	—	—	—	10,006	10,006	—
Other	69	—	—	69	—	69	—
Total	$421	1,968	297	2,686	1,436,565	1,439,251	256

December 31, 2022
Commercial & industrial	$—	—	—	—	120,327	120,327	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	208,485	208,485	—
Non-owner occupied	—	—	—	—	420,075	420,075	—
Farms	—	—	—	—	36,340	36,340	—
Multi-family	—	—	—	—	189,917	189,917	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	7,786	7,786	—
Construction loans secured by other real estate	—	—	—	—	73,652	73,652	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	81	—	79	160	269,662	269,822	39
Secured by junior liens on 1-4 family dwellings	—	—	—	—	10,197	10,197	—
Home equity line-of-credit loans	—	—	—	—	26,109	26,109	—
Consumer	117	3	—	120	28,294	28,414	—
Agricultural	—	—	—	—	10,073	10,073	—
Other	81	—	—	81	—	81	—
Total	$279	3	79	361	1,400,917	1,401,278	39

No residential consumer mortgage loans secured by residential real estate were in the process of foreclosure at June 30, 2023 or December 31, 2022.

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

One modification was granted to a borrower experiencing financial difficulties during the three and six months ended June 30, 2023. The modification was made on a residential real estate loan secured by a senior lien on a single-family home with an outstanding balance of $325,000 at June 30, 2023 and involved a delay of monthly payments for a period of time. No loans meeting the above specifications were modified during the three and six months ending June 30, 2022.
There were no modified loans that experienced a payment default within twelve months of the restructuring date during the six months ended June 30, 2023 and 2022.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at June 30, 2023 and December 31, 2022 were approximately $143.1 million and $148.4 million, respectively.

NOTE 5 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP INVESTMENTS

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Affordable housing tax credit investment	$16,950	16,950
Less amortization	3,986	3,268
Net affordable housing tax credit investment	$12,964	13,682

Unfunded commitment	$6,348	7,185

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 9.5 years.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 5 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP INVESTMENTS (continued)

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Tax credits and other tax benefits recognized	$434	357	864	714
Tax credit amortization expense included in provision for income taxes	361	304	718	601

NOTE 6 - DEPOSITS
The following table presents the composition of LCNB's deposits at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Demand deposits	$480,288	505,824
Interest-bearing demand and money fund deposits	505,078	510,324
Savings deposits	390,324	432,322
IRA and time certificates	221,019	156,500
Total	$1,596,709	1,604,970

Contractual maturities of time deposits at June 30, 2023 were as follows (in thousands):

July 1, 2023 - June 30, 2024	$86,215
July 1, 2024 - June 30, 2025	117,708
July 1, 2025 - June 30, 2026	6,316
July 1, 2026 - June 30, 2027	7,165
July 1, 2027 - June 30, 2028	2,607
Thereafter	1,008
$221,019

The aggregate amount of time deposits in denominations of $250,000 or more at June 30, 2023 and December 31, 2022 was $32.7 million and $16.1 million, respectively.

NOTE 7 – BORROWINGS

Long-term debt at June 30, 2023 and December 31, 2022 was as follows (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Term loan	$13,122	4.25%	$14,072	4.25%
FHLB long-term advances	5,000	3.02%	5,000	3.02%
	$18,122	3.91%	$19,072	3.93%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 – BORROWINGS (continued)

The term loan with a correspondent financial institution bears a fixed interest rate of 4.25%, amortizes quarterly, and has a final balloon payment due on June 15, 2025.

The FHLB advances at June 30, 2023 and December 31, 2022 had interest rates of 3.02%. All advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $276 million and $270 million at June 30, 2023 and December 31, 2022, respectively. Remaining borrowing capacity, including short-term borrowing arrangements, at June 30, 2023 was approximately $100.5 million.

Contractual maturities of long-term debt at June 30, 2023 and December 31, 2022 were as follows ( in thousands):

	June 30, 2023	December 31, 2022
One year	$6,958	6,918
Two years	11,164	2,001
Three years	—	10,153
Total	$18,122	19,072

Short-term borrowings at June 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Revolving line of credit	$—	—%	$3,000	7.25%
Other lines of credit	12,289	5.75%	18,455	5.00%
FHLB short-term advances	100,000	5.04%	50,000	4.40%
	$112,289	5.12%	$71,455	4.67%

At June 30, 2023, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $5 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2024.

At June 30, 2023, LCNB had short-term line of credit borrowing arrangement with two correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Approximately $12.3 million was outstanding under this arrangement at June 30, 2023. Under the terms of the second arrangement, LCNB can borrow up to $25 million at an interest rate equal to the FOMC rate plus a spread of 25 basis points. No borrowings were outstanding under this arrangement at June 30, 2023.

At June 30, 2023, LCNB had two short-term borrowing arrangements with the FHLB of Cincinnati. Under the terms of a REPO-Based Advance program, LCNB can borrow up to $95.0 million in short-term advances, subject to total remaining borrowing capacity limitations mentioned above. Available terms range from one day to one year. The interest rate is the published rate in effect at the time of the advance. Under the terms of a Cash Management Advance program, LCNB can borrow up to $95.0 million in short-term advances, subject to total remaining borrowing capacity limitations mentioned above. LCNB can select a variable rate of interest for up to ninety days or a fixed rate of interest for a maximum of thirty days. The interest rate is the published rate in effect at the time of the advance. Both arrangements expire on February 8, 2024. At June 30, 2023, $75 million was outstanding under the REPO-Based Advance program and $25 million was outstanding under the Cash Management Advance program.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 8 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and six months ended June 30, 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$283	185	442	344
Short-term lease expense	12	50	46	84
Variable lease expense	3	1	3	1
Other	7	2	10	5
Total lease expense	$305	238	501	434

Other information related to leases at June 30, 2023 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$223
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted average remaining lease term in years for operating leases	32.7
Weighted average discount rate for operating leases	3.49%

NOTE 9 – INCOME TAXES

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.6)%	(0.6)%	(0.6)%	(0.6)%
Tax exempt income on bank-owned life insurance	(1.0)%	(0.8)%	(1.1)%	(0.9)%
Captive insurance premium income	(0.8)%	(0.9)%	(0.9)%	(0.9)%
Affordable housing tax credit limited partnerships	(1.3)%	(0.8)%	(1.4)%	(0.9)%
Other, net	0.6%	0.1%	0.8%	—%
Effective tax rate	17.9%	18.0%	17.8%	17.7%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Commitments to extend credit:
Commercial loans	$47,388	22,823
Other loans
Fixed rate	3,619	191
Adjustable rate	6,196	1,422
Unused lines of credit:
Fixed rate	36,866	41,558
Adjustable rate	189,163	238,876
Unused overdraft protection amounts on demand accounts	16,501	16,566
Standby letters of credit	5	5
Total commitments	$299,738	321,441

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2023 totaled approximately $2.6 million.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2023
Balance at beginning of period	$(24,977)	(27)	(25,004)	(29,927)	(27)	(29,954)
Other comprehensive income (loss), net of taxes	(2,767)	—	(2,767)	2,183	—	2,183
Balance at end of period	$(27,744)	(27)	(27,771)	(27,744)	(27)	(27,771)

2022
Balance at beginning of period	$(14,725)	(272)	(14,997)	(1,536)	(273)	(1,809)
Other comprehensive (loss) income, net of taxes	(6,945)	2	(6,943)	(20,134)	3	(20,131)
Balance at end of period	$(21,670)	(270)	(21,940)	(21,670)	(270)	(21,940)

There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2023 and 2022.

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month period ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Qualified noncontributory defined benefit retirement plan	$338	308	677	616
401(k) plan	165	157	365	337

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	19	14	38	26
Amortization of unrecognized net loss	—	2	—	4
Net periodic pension cost	$19	16	$38	30

Amounts recognized in accumulated other comprehensive loss, net of tax, for the nonqualified defined benefit retirement plan for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net actuarial loss	$—	(2)	—	(3)

NOTE 13 – STOCK BASED COMPENSATION

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

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards granted under the 2015 Plan during the three and six months ended June 30, 2023 and 2022 were as follows:

	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	58,314	$17.99	44,512	$17.08
Granted	44,150	17.84	32,554	19.25
Vested	(23,447)	17.89	(18,752)	18.02
Forfeited	—	—	—	—
Outstanding, June 30,	79,017	$17.94	58,314	$17.99

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – STOCK BASED COMPENSATION (continued)
The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock expense	$82	107	398	304
Tax effect	17	23	83	64

Unrecognized compensation expense for restricted stock awards was $1,091,000 at June 30, 2023 and is expected to be recognized over a period of 4.7 years.

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

Earnings per share for the three and six months ended June 30, 2023 and 2022 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$4,694	5,618	8,851	10,141
Less allocation of earnings and dividends to participating securities	33	29	63	53
Net income allocated to common shareholders	$4,661	5,589	8,788	10,088

Weighted average common shares outstanding, gross	11,135,325	11,396,119	11,202,300	11,635,949
Less average participating securities	79,017	58,314	79,929	59,076
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	11,056,308	11,337,805	11,122,371	11,576,873

Earnings per common share:
Basic	$0.42	0.49	$0.79	0.87
Diluted	0.42	0.49	0.79	0.87

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$72	72	—	—
Mutual funds measured at net asset value	1,207	1,207	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	70,963	70,963	—	—
U.S. Agency notes	78,720	—	78,720	—
Corporate bonds	6,503	—	6,503	—
U.S. Agency mortgage-backed securities	75,322	—	75,322	—
Municipal securities:
Non-taxable	8,502	—	8,502	—
Taxable	41,146	—	41,146	—
Total recurring fair value measurements	$282,435	72,242	210,193	—

Nonrecurring fair value measurements:
Individually evaluated loans	$22	—	—	22
Total nonrecurring fair value measurements	$22	—	—	22

December 31, 2022
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,039	1,039	—	—
Mutual funds	41	41	—	—
Mutual funds measured at net asset value	1,193	1,193	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	76,447	76,447	—	—
U.S. Agency notes	77,976	—	77,976	—
Corporate bonds	6,685	—	6,685	—
U.S. Agency mortgage-backed securities	79,440	—	79,440	—
Municipal securities:
Non-taxable	8,524	—	8,524	—
Taxable	40,778	—	40,778	—
Total recurring fair value measurements	$292,123	78,720	213,403	—

Nonrecurring fair value measurements:
Individually evaluated loans	$923	—	—	923
Total nonrecurring fair value measurements	$923	—	—	923

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2023 and December 31, 2022 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
June 30, 2023
Individually evaluated collateral dependent loans	$22	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2022
Individually evaluated loans	923	Discounted cash flows	Discount rate	8.13%	4.63%	6.04%

Carrying amounts and estimated fair values of financial instruments as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
FINANCIAL ASSETS:
Cash and cash equivalents	$26,020	26,020	26,020	—	—
Debt securities, held-to-maturity, net	19,123	17,590	—	—	17,590
Loans, net	1,431,295	1,249,702	—	—	1,249,702
Accrued interest receivable	7,811	7,811	—	7,811	—

FINANCIAL LIABILITIES:
Deposits	1,596,709	1,595,620	1,375,690	219,930	—
Short-term borrowings	112,289	112,289	112,289	—	—
Long-term debt	18,122	17,668	—	17,668	—
Accrued interest payable	915	915	—	915	—

December 31, 2022
FINANCIAL ASSETS:
Cash and cash equivalents	$22,701	22,701	22,701	—	—
Debt securities, held-to-maturity, net	19,878	18,885	—	—	18,885
Loans, net	1,395,632	1,219,112	—	—	1,219,112
Accrued interest receivable	7,482	7,482	—	7,482	—

FINANCIAL LIABILITIES:
Deposits	1,604,970	1,604,380	1,448,470	155,910	—
Short-term borrowings	71,455	71,455	71,455	—	—
Long-term debt	19,072	18,573	—	18,573	—
Accrued interest payable	311	311	—	311	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)
The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at June 30, 2023 and December 31, 2022.

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
2.LCNB’s ability to integrate future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
3.LCNB may incur increased loan charge-offs in the future and the allowance for credit losses may be inadequate;
4.LCNB may face competitive loss of customers;
5.changes in the interest rate environment, which may include further interest rate increases, may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;
6.changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;
7.changes in regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;
8.LCNB may experience difficulties growing loan and deposit balances;
9.United States trade relations with foreign countries could negatively impact the financial condition of LCNB's customers, which could adversely affect LCNB 's operating results and financial condition;
10.difficulties with technology or data security breaches, including cyberattacks, could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others;
11.adverse weather events and natural disasters and global and/or national epidemics could negatively affect LCNB's customers given its concentrated geographic scope, which could impact LCNB's operating results; and
12.government intervention in the U.S. financial system, including the effects of legislative, tax, accounting, and regulatory actions and reforms, including the CARES Act, the Dodd-Frank Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, the Tax Cuts and Jobs Act, changes in deposit insurance premium levels, and any such future regulatory actions or reforms.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This standard replaced the “incurred loss” approach with an “expected loss” model. Referred to as the CECL model, this standard applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. The standard also expanded disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

LCNB adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The transition adjustment of the CECL adoption included an increase in the allowance of $2.4 million, and a $1.9 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on the Consolidated Balance Sheet, with the $0.5 million tax impact portion being recorded as part of the deferred tax asset in other assets in the Consolidated Balance Sheet.

See Note 1- Basis of Presentation - Adoption of New Accounting Pronouncements in this Quarterly Report on Form 10-Q for further detailed descriptions of LCNB's estimation process and methodology related to the allowance. See also Note 4 – Loans in this Quarterly Report on Form 10-Q for further information regarding LCNB's loan portfolio and allowance.

Accounting for Intangibles. LCNB’s intangible assets are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions. They also include mortgage servicing rights recorded from sales of mortgage loans to the Federal Home Loan Mortgage Corporation and mortgage servicing rights acquired through the acquisition of Eaton National and CFB.

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

Results of Operations

Net income for the three and six months ended June 30, 2023 was $4,694,000 (total basic and diluted earnings per share of $0.42) and $8,851,000 (total basic and diluted earnings per share of $0.79), respectively. This compares to net income of $5,618,000 (total basic and diluted earnings per share of $0.49) and $10,141,000 (total basic and diluted earnings per share of
$0.87) for the same respective three and six-month periods in 2022.

Net interest income for the three and six months ended June 30, 2023 was $14,177,000 and $28,119,000, respectively. This compares to net interest income of $15,167,000 and $29,390,000 for the same respective three and six month periods in 2022. The decrease in net interest income was primarily due to interest paid on a higher amount of average short-term borrowings and to higher interest expense associated with the rapid year-over-year increase in the Effective Federal Funds Rate. LCNB's tax equivalent net interest margin for the first half of 2023 was 3.28%, compared to 3.54% for the same period last year.

LCNB recorded a provision for credit losses of $30,000 for the three months ended June 30, 2023 and a recovery of credit losses of $27,000 for the six month period ended June 30, 2023. This compares to a provision for credit losses of $377,000 and $426,000 for the three and six months ended June 30, 2022, respectively.

Non-interest income for the three and six months ended June 30, 2023 was $3,646,000 and $7,227,000, respectively. This compares to non-interest income of $3,528,000 and $7,078,000 for the same respective three and six month periods in 2022. Fiduciary income and realized and unrealized net gains on equity securities increased during 2023, partially offset by decreased gains from sales of loans.

Non-interest expense for the three and six months ended June 30, 2023 was $12,078,000 and $24,603,000, respectively, compared to $11,469,000 and $23,719,000 for the same respective three and six-month periods in 2022. The three and six periods in 2022 benefited from an $889,000 gain recognized on the sale of other real estate owned. Other reasons for the increases include higher merger-related expenses, salaries and employee benefits, and FDIC insurance premiums. These higher costs were partially offset by decreases in state financial institutions tax expense and marketing expenses and by a $425,000 gain recognized on the sale of a decommissioned office facility.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended June 30, 2023 vs. June 30, 2022
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2023 and June 30, 2022, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,405,939	16,763	4.78%	$1,375,710	14,548	4.24%
Interest-bearing demand deposits	9,780	144	5.91%	8,644	21	0.97%
Federal Reserve Bank stock	4,652	140	12.07%	4,652	140	12.07%
Federal Home Loan Bank stock	6,713	121	7.23%	5,203	38	2.93%
Investment securities:
Equity securities	3,386	38	4.50%	4,456	19	1.71%
Debt securities, taxable	282,325	1,323	1.88%	296,280	1,254	1.70%
Debt securities, non-taxable (2)	24,461	220	3.61%	27,558	238	3.46%
Total earnings assets	1,737,256	18,749	4.33%	1,722,503	16,258	3.79%
Non-earning assets	198,560			195,889
Allowance for credit losses	(7,860)			(5,532)
Total assets	$1,927,956			$1,912,860

Interest-bearing demand and money market deposits	$521,422	1,597	1.23%	$496,818	193	0.16%
Savings deposits	395,367	134	0.14%	457,027	159	0.14%
IRA and time certificates	215,403	1,604	2.99%	181,110	423	0.94%
Short-term borrowings	79,485	1,008	5.09%	18,263	163	3.58%
Long-term debt	18,514	183	3.96%	12,637	103	3.27%
Total interest-bearing liabilities	1,230,191	4,526	1.48%	1,165,855	1,041	0.36%
Demand deposits	472,154			520,434
Other liabilities	21,526			20,926
Equity	204,085			205,645
Total liabilities and equity	$1,927,956			$1,912,860
Net interest rate spread (3)			2.85%			3.43%
Net interest income and net interest margin on a taxable-equivalent basis (4)		14,223	3.28%		15,217	3.54%
Ratio of interest-earning assets to interest-bearing liabilities	141.22%			147.75%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2023 as compared to the same period in 2022.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2023 vs. 2022
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$326	1,889	2,215
Interest-bearing demand deposits	3	120	123
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	14	69	83
Investment securities:
Equity securities	(6)	25	19
Debt securities, taxable	(61)	130	69
Debt securities, non-taxable	(28)	10	(18)
Total interest income	248	2,243	2,491

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	10	1,394	1,404
Savings deposits	(21)	(4)	(25)
IRA and time certificates	94	1,087	1,181
Short-term borrowings	751	94	845
Long-term debt	55	25	80
Total interest expense	889	2,596	3,485
Net interest income	$(641)	(353)	(994)

Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2023 totaled $14,223,000, a decrease of $994,000 from the comparable period in 2022.  Total interest income increased $2,491,000, which was more than offset by an increase in total interest expense of $3,485,000.

The $2,491,000 increase in total interest income was due primarily to a $2,215,000 increase in loan interest income. The increase in loan interest income was primarily due to a net 54 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio due to higher market rates and secondarily to a $30.2 million increase in average loan balances.

The $3,485,000 increase in total interest expense was primarily due to a $1,404,000 increase in interest expense for interest-bearing demand and money market deposits, a $1,181,000 increase in interest expense for IRA and time certificates, and an $845,000 increase in interest expense for short-term borrowings. Interest expense increased primarily due to a 107 basis point increase in the average rate paid for interest-bearing demand and money market deposits and a 205 basis point increase in the average rate paid for IRA and time certificates. In addition, interest expense on short-term borrowings increased $845,000 primarily due to a $61.2 million increase in the average balance outstanding and secondarily to a 151 basis point increase in the average rate paid.

Increases in market rates during 2022 and 2023 were primarily caused by increases in the Targeted Federal Funds rate by the FOMC. The Targeted Federal Funds rate increased by 425 basis points during 2022 and by an additional 100 basis points during the first seven months of 2023.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Six Months Ended June 30, 2023 vs. June 30, 2022
The following table presents, for the six months ended June 30, 2023 and June 30, 2022, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,397,708	32,906	4.75%	$1,376,315	28,334	4.15%
Interest-bearing demand deposits	11,132	301	5.45%	9,191	29	0.64%
Federal Reserve Bank stock	4,652	140	6.07%	4,652	140	6.07%
Federal Home Loan Bank stock	6,754	183	5.46%	5,203	65	2.52%
Investment securities:
Equity securities	3,858	75	3.92%	4,533	36	1.60%
Debt securities, taxable	284,343	2,666	1.89%	297,242	2,349	1.59%
Debt securities, non-taxable (2)	24,713	443	3.61%	27,802	477	3.46%
Total earnings assets	1,733,160	36,714	4.27%	1,724,938	31,430	3.67%
Non-earning assets	199,537			195,629
Allowance for credit losses	(7,692)			(5,517)
Total assets	$1,925,005			$1,915,050

Interest-bearing demand and money market deposits	$513,447	2,842	1.12%	$503,994	340	0.14%
Savings deposits	405,563	273	0.14%	450,670	306	0.14%
IRA and time certificates	200,434	2,676	2.69%	185,185	868	0.95%
Short-term borrowings	86,996	2,312	5.36%	15,399	249	3.26%
Long-term debt	18,747	399	4.29%	11,326	177	3.15%
Total interest-bearing liabilities	1,225,187	8,502	1.40%	1,166,574	1,940	0.34%
Demand deposits	474,715			511,183
Other liabilities	21,846			21,664
Equity	203,257			215,629
Total liabilities and equity	$1,925,005			$1,915,050
Net interest rate spread (3)			2.87%			3.33%
Net interest income and net interest margin on a taxable-equivalent basis (4)		28,212	3.28%		29,490	3.45%
Ratio of interest-earning assets to interest-bearing liabilities	141.46%			147.86%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2023 as compared to the same period in 2022.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended June 30, 2023 vs. 2022
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$447	4,125	4,572
Interest-bearing demand deposits	7	265	272
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	24	94	118
Investment securities:
Equity securities	(6)	45	39
Debt securities, taxable	(106)	423	317
Debt securities, non-taxable	(55)	21	(34)
Total interest income	311	4,973	5,284

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	6	2,496	2,502
Savings deposits	(30)	(3)	(33)
IRA and time certificates	77	1,731	1,808
Short-term borrowings	1,812	251	2,063
Long-term debt	143	79	222
Total interest expense	2,008	4,554	6,562
Net interest income	$(1,697)	419	(1,278)

Net interest income on a fully taxable-equivalent basis for the six months ended June 30, 2023 totaled $28,212,000, a decrease of $1,278,000 from the comparable period in 2022.  Total interest income increased $5,284,000, which was more than offset by an increase in total interest expense of $6,562,000.

The $5,284,000 increase in total interest income was due primarily to a $4,572,000 increase in loan interest income. The increase in loan interest income was primarily due to a net 60 basis point increase in the average rate earned on the loan portfolio due to higher market rates and secondarily to a $21.4 million increase in average loan balances.

The $6,562,000 increase in total interest expense was primarily due to a $2,502,000 increase in interest expense for interest-bearing demand and money market deposits, a $1,808,000 increase in interest expense for IRA and time certificates, and a $2,063,000 increase in interest expense for short-term borrowings. Interest expense increased primarily due to a 98 basis point increase in the average rate paid for interest-bearing demand and money market deposits and a 175 basis point increase in the average rate paid for IRA and time certificates. In addition, interest expense on short-term borrowings increased $2,063,000 primarily due to a $71.6 million increase in the average balance outstanding and secondarily to a 210 basis point increase in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision and Allowance For Credit Losses

LCNB recorded a provision for credit losses of $30,000 for the three months ended June 30, 2023 and a net recovery of credit losses of $27,000 for the six months ended June 30, 2023. This compares to a provision for credit losses of $377,000 and $426,000 for the three and six months ended June 30, 2022. The provision for the three and six months ended June 30, 2023 included a provision for credit losses on loans of $131,000 and $163,000, respectively, offset by a recovery of credit losses on off-balance sheet credit exposures of $101,000 and $190,000 for the same respective three and six month periods in 2023. The provision for credit losses on loans includes an increase in the allowance for individually evaluated loans because of loans that were evaluated for the first time. In the pooled loan categories for the six months ended June 30, 2023, there was a provision for commercial and industrial loans, largely offset by a recovery in the residential real estate category. The allowance for commercial and industrial loans increased largely due to an increase in outstanding balances and to an increase in the qualitative part of the loss rate. The residential real estate loan category had a recovery primarily due to decreases in loss rates, reflecting a change in the forecasted period from one quarter with a one quarter reversion to the long-term historical average to a forecasted period of two quarters with a four quarter reversion period. Off-balance sheet credit exposures had recoveries due to a decrease in commitments outstanding and to the decrease in the loss rate.

Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three and six months ended June 30, 2023 totaled $33,000 and $49,000, respectively, compared to net charge-offs of $74,000 and $99,000 for the same respective three and six-month periods in 2022.

Non-Interest Income

A comparison of non-interest income for the three and six months ended June 30, 2023 and June 30, 2022 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Difference	2023	2022	Difference
Fiduciary income	$1,787	1,643	144	3,527	3,338	189
Service charges and fees on deposit accounts	1,445	1,546	(101)	2,927	2,952	(25)
Bank-owned life insurance income	277	269	8	548	534	14
Gains from sales of loans	3	64	(61)	9	188	(179)
Other operating income	134	6	128	216	66	150
Total non-interest income	$3,646	3,528	118	7,227	7,078	149

Reasons for changes include:
•Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value are due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets.
•Service charges and fees on deposit accounts decreased primarily due to decreases in fees received from check cards and from deposit accounts in general, partially offset by fees generated by increased usage of LCNB's overdraft privilege program and by an increase in the volume of fees recognized in relation to the ICS deposit program. The ICS deposit program is a service offered by LCNB in partnership with IntraFi. When a depositor submits funds in an amount greater than FDIC insurance limits and if this program is selected, the funds will be divided into amounts within FDIC limits and distributed to other banks within the IntraFi network.
•Gains from sales of loans decreased primarily due to a lower volume of residential real estate loans sold during the first half of 2023 as compared to the same period in 2022.
•Other operating income increased primarily because of realized and unrealized net gains on equity securities due to a partial recovery in market values.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Interest Expense

A comparison of non-interest expense for the three and six months ended June 30, 2023 and June 30, 2022 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Difference	2023	2022	Difference
Salaries and employee benefits	$7,061	7,014	47	14,410	14,229	181
Equipment expenses	417	428	(11)	778	836	(58)
Occupancy expense, net	599	735	(136)	1,562	1,510	52
State financial institutions tax	396	437	(41)	793	873	(80)
Marketing	320	368	(48)	512	630	(118)
Amortization of intangibles	112	112	—	223	252	(29)
FDIC insurance premiums, net	224	134	90	439	260	179
Contracted services	666	679	(13)	1,307	1,289	18
Other real estate owned, net	1	(879)	880	2	(879)	881
Merger-related expenses	415	—	415	440	—	440
Other non-interest expense	1,867	2,441	(574)	4,137	4,719	(582)
Total non-interest expense	$12,078	11,469	609	24,603	23,719	884

Reasons for changes include:
•Salaries and employee benefits increased primarily due to overall wage and benefit increases and increased pension and 401(k) matching expenses. Increased compensation expense for restricted stock awards granted contributed to the increase for the six month period. These increases were partially offset by lower health insurance costs.
•FDIC insurance premiums increased because of a two basis point increase in the FDIC's initial base deposit insurance assessment rate that took effect at the beginning of 2023.
•Other real estate owned increased because the 2022 periods benefited from an $889,000 gain recognized on the sale of other real estate owned.
•Merger-related expenses reflect costs incurred in connection with the planned acquisition of Cincinnati Bancorp, Inc., which is anticipated to close in the fourth quarter of 2023.
•Other non-interest expense decreased primarily because the 2023 periods benefited from a $425,000 gain recognized on the sale of LCNB's Hunter property located in Franklin, Ohio.

Income Taxes

LCNB's effective tax rate for the three and six months ended June 30, 2023 was 17.9% and 17.8%, respectively, compared to 18.0% and 17.7% for the respective three and six months ended June 30, 2022.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition

A comparison of balance sheet line items at June 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

	June 30, 2023	December 31, 2022	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$26,020	22,701	3,319	14.62%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,279	2,273	(994)	(43.73)%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	281,156	289,850	(8,694)	(3.00)%
Debt securities, held-to-maturity, net, at cost	19,117	19,878	(761)	(3.83)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	6,460	4,415	2,045	46.32%
Loans, net	1,431,295	1,395,632	35,663	2.56%
Premises and equipment, net	33,145	33,042	103	0.31%
Operating lease right-of-use assets	6,260	6,525	(265)	(4.06)%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	1,497	1,827	(330)	(18.06)%
Bank-owned life insurance	44,846	44,298	548	1.24%
Interest receivable	7,811	7,482	329	4.40%
Other assets	25,905	25,503	402	1.58%
Total assets	$1,950,763	1,919,398	31,365	1.63%

LIABILITIES:
Deposits:
Non-interest-bearing	$480,288	505,824	(25,536)	(5.05)%
Interest-bearing	1,116,421	1,099,146	17,275	1.57%
Total deposits	1,596,709	1,604,970	(8,261)	(0.51)%
Short-term borrowings	112,289	71,455	40,834	57.15%
Long-term debt	18,122	19,072	(950)	(4.98)%
Operating lease liabilities	6,434	6,647	(213)	(3.20)%
Accrued interest and other liabilities	14,893	16,579	(1,686)	(10.17)%
Total liabilities	1,748,447	1,718,723	29,724	1.73%

SHAREHOLDERS' EQUITY:
Common shares	144,671	144,069	602	0.42%
Retained earnings	141,431	139,249	2,182	1.57%
Treasury shares, at cost	(56,015)	(52,689)	(3,326)	6.31%
Accumulated other comprehensive loss, net of taxes	(27,771)	(29,954)	2,183	(7.29)%
Total shareholders' equity	202,316	200,675	1,641	0.82%
Total liabilities and shareholders' equity	$1,950,763	1,919,398	31,365	1.63%

Reasons for changes include:
•Available-for-sale debt securities decreased due to maturities and calls, partially offset by a partial recovery in market valuation during the first half of 2023.
•Federal Home Loan Bank stock increased due to the purchase of additional stock to support additional short-term borrowings, partially offset by the FHLB's repurchase of excess stock.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Net loans increased primarily due the origination of new loans, partially offset by payments and payoffs received from borrowers. Also offsetting the increase was a $2.3 million increase in the allowance for credit losses primarily due to adoption of ASU No. 2016-13.
•Total deposits decreased slightly during the first half of 2023. There was, however significant movement from non-interest-bearing deposits to interest-bearing deposits during the first half of 2023, reflecting the increase in market rates.
•Accrued interest and other liabilities decreased due to a combination of decreases in accrued bonuses caused by the payment of annual bonuses in January and a decrease in LIHTC liabilities due to funding payments made during the first half of 2023, partially offset by an increase in accrued interest payable on deposits and borrowings.
•Treasury shares increased because of the repurchase of 199,913 shares of common stock during the first half of 2023, which represents almost 1.8% of the shares outstanding at December 31, 2022.
•Accumulated other comprehensive loss, net of taxes decreased because of a partial recovery in the market valuation of LCNB's available-for-sale debt security investments.

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

Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option and the full impact of adopting ASU No. 2016-13 is included in regulatory capital as of June 30, 2023.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Regulatory Capital:
Shareholders' equity	$211,939	213,052
Goodwill and other intangibles	(59,954)	(60,177)
Accumulated other comprehensive loss	27,765	29,945
Tier 1 risk-based capital	179,750	182,820
Eligible allowance for credit losses	8,344	5,646
Total risk-based capital	$188,094	188,466
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	11.66%	11.94%
Tier 1 Capital to risk-weighted assets	11.66%	11.94%
Total Capital to risk-weighted assets	12.21%	12.31%
Leverage	9.48%	9.72%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the June 30, 2023 regulatory capital calculations.

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

LCNB's depositors include consumers, businesses, non-profit organizations, and public entities such as municipalities, school districts, and county governments. A diverse portfolio of deposit products includes checking accounts, savings accounts, IRAs, and certificates of deposits of various maturities. Management closely monitors local deposit rates offered by various institutions and adjusts rates as needed. Deposit funding levels and the related interest costs are reviewed regularly and compared to alternate sources of funding, primarily long and short-term borrowings. LCNB has not entered the brokered CD market, but monitors it as a potential alternative funding source. LCNB's does not have a concentration in any deposit sector.
Total remaining borrowing capacity with the Federal Home Loan Bank at June 30, 2023 was approximately $100.5 million. Additional borrowings of approximately $47.7 million were available through line of credit arrangements with two correspondent banks at June 30, 2023.

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2023 IRSA indicates that an increase in interest rates or a 100 basis point decrease will have a negative effect on NII and a decrease in interest rates of 200 or 300 basis points will have a positive effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII	Limits
	(Dollars in thousands)
Up 300	63,765	(1,497)	(2.29)%	20%
Up 200	64,232	(1,030)	(1.58)%	15%
Up 100	64,574	(688)	(1.05)%	10%
Base	65,262	—	—%	—%
Down 100	65,186	(76)	(0.12)%	10%
Down 200	65,499	237	0.36%	15%
Down 300	65,828	566	0.87%	20%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2023 EVE analysis indicates that an increase in interest rates of 200 or 300 basis points will have a negative effect on the EVE and an increase in interest rates of 100 basis points or a decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all upward rate shocks are within LCNB's acceptable ranges. The changes in the EVE for all downward rate shocks are outside LCNB's acceptable ranges as shown below. Management has determined the downward shifts to be acceptable due to the positive nature of the results.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE	Limits
	(Dollars in thousands)
Up 300	147,585	(23,703)	(13.84)%	25%
Up 200	160,743	(10,545)	(6.16)%	20%
Up 100	173,435	2,147	1.25%	15%
Base	171,288	—	—%	—%
Down 100	198,201	26,913	15.71%	15%
Down 200	212,889	41,601	24.29%	20%
Down 300	219,107	47,819	27.92%	25%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2023, LCNB's disclosure controls and procedures were effective.

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

Risks Related to Recent Events Impacting the Financial Services Industry
Recent events impacting the financial services industry, including the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank, have decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as caused significant disruption, volatility, and reduced valuations of equity and other securities of banks and bank holding companies in the capital markets. These events are occurring during a period of continued rises to interest rates which, among other things, have resulted in unrealized losses in longer-duration securities and loans held by banks, increased competition for bank deposits, and the possibility of an increase in the risk of a potential recession. These recent events have, and could continue to have, an adverse impact on the market price and volatility of LCNB's common stock.

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

The following table sets forth information relating to repurchases made under the May 27, 2022 and February 27, 2023 plans during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2023	49,898	$16.47	49,898	358,034
May 1 - 31, 2023	42,987	$15.16	42,987	315,047
June 1 - 30, 2023	—	$—	—	315,047

LCNB CORP. AND SUBSIDIARIES

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
2.1
Agreement and Plan of Merger dated as of December 20, 2017 by and between LCNB Corp. and Columbus First Bancorp, Inc. - incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 21, 2017, Exhibit 2.1.

2.2
Agreement and Plan of Merger dated as of May 17, 2023 by and between LCNB Corp. and Cincinnati Bancorp, Inc. - incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 18, 2023, Exhibit 2.1.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 14, 2023	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

August 14, 2023	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer