Form 10-Q
period 2023-09-30
LCNB CORP
filed 2023-11-08
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of November 7, 2023 was 11,124,072 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CNNB	Cincinnati Bancorp, Inc.
Company	LCNB Corp. and its consolidated subsidiaries as a whole
DCF	Discounted Cash Flow
DDA	Demand Deposit Account
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee of the Federal Reserve System
GAAP	Generally Accepted Accounting Principles
HTM	Held-to-Maturity
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LDA	Loss Driver Analysis
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
OCC	Office of the Comptroller of the Currency
PD	Probability of Default
PPP	Paycheck Protection Program
SEC	Securities and Exchange Commission
TDRs	Troubled Debt Restructurings
WARM	Weighted Average Remaining Maturity

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2023 (Unaudited)	December 31, 2022

ASSETS:
Cash and due from banks	$23,124	$20,244
Interest-bearing demand deposits	20,298	2,457
Total cash and cash equivalents	43,422	22,701
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,254	2,273
Equity securities without a readily determinable fair value, at cost	2,099	2,099
Debt securities, available-for-sale, at fair value	274,500	289,850
Debt securities, held-to-maturity, at cost, net	19,006	19,878
Federal Reserve Bank stock, at cost	4,652	4,652
Federal Home Loan Bank stock, at cost	7,583	4,415
Loans, net	1,450,472	1,395,632
Premises and equipment, net	33,288	33,042
Operating lease right-of-use assets	6,093	6,525
Goodwill	59,221	59,221
Core deposit and other intangibles, net	1,351	1,827
Bank-owned life insurance	45,128	44,298
Interest receivable	8,087	7,482
Other assets, net	25,512	25,503
TOTAL ASSETS	1,981,668	1,919,398

LIABILITIES:
Deposits:
Noninterest-bearing	$453,146	505,824
Interest-bearing	1,163,744	1,099,146
Total deposits	1,616,890	1,604,970
Short-term borrowings	30,000	71,455
Long-term debt	112,641	19,072
Operating lease liabilities	6,317	6,647
Accrued interest and other liabilities	14,471	16,579
TOTAL LIABILITIES	1,780,319	1,718,723

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 14,334,765 and 14,270,550 shares at September 30, 2023 and December 31, 2022, respectively; outstanding 11,123,382 and 11,259,080 shares at September 30, 2023 and December 31, 2022, respectively	144,865	144,069
Retained earnings	143,211	139,249
Treasury shares at cost, 3,211,383 and 3,011,470 shares at September 30, 2023 and December 31, 2022, respectively	(56,015)	(52,689)
Accumulated other comprehensive loss, net of taxes	(30,712)	(29,954)
TOTAL SHAREHOLDERS' EQUITY	201,349	200,675
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,981,668	$1,919,398

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$17,875	15,026	50,781	43,360
Dividends on equity securities:
With a readily determinable fair value	9	14	34	40
Without a readily determinable fair value	29	6	79	16
Interest on debt securities:
Taxable	1,296	1,323	3,962	3,672
Non-taxable	173	190	523	567
Other investments	286	145	910	379
TOTAL INTEREST INCOME	19,668	16,704	56,289	48,034

INTEREST EXPENSE:
Interest on deposits	4,426	979	10,217	2,493
Interest on short-term borrowings	830	71	3,142	320
Interest on long-term debt	841	210	1,240	387
TOTAL INTEREST EXPENSE	6,097	1,260	14,599	3,200
NET INTEREST INCOME	13,571	15,444	41,690	44,834

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	(114)	(157)	(141)	269
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) CREDIT LOSSES	13,685	15,601	41,831	44,565

NON-INTEREST INCOME:
Fiduciary income	1,736	1,513	5,263	4,851
Service charges and fees on deposit accounts	1,397	1,706	4,324	4,658
Bank-owned life insurance income	282	269	830	803
Gains from sales of loans	29	—	38	188
Other operating income	134	93	350	159
TOTAL NON-INTEREST INCOME	3,578	3,581	10,805	10,659

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,044	7,062	21,454	21,291
Equipment expenses	397	398	1,175	1,234
Occupancy expense, net	805	790	2,367	2,300
State financial institutions tax	396	439	1,189	1,312
Marketing	223	215	735	845
Amortization of intangibles	113	113	336	365
FDIC insurance premiums, net	224	137	663	397
Contracted services	671	613	1,978	1,902
Other real estate owned, net	1	5	3	(874)
Merger-related expenses	302	—	742	—
Other non-interest expense	2,068	2,578	6,205	7,297
TOTAL NON-INTEREST EXPENSE	12,244	12,350	36,847	36,069
INCOME BEFORE INCOME TAXES	5,019	6,832	15,789	19,155
PROVISION FOR INCOME TAXES	949	1,253	2,868	3,435
NET INCOME	$4,070	5,579	12,921	15,720

Earnings per common share:
Basic	$0.37	0.49	1.16	1.36
Diluted	0.37	0.49	1.16	1.36
Weighted average common shares outstanding:
Basic	11,038,720	11,284,225	11,094,185	11,478,256
Diluted	11,038,720	11,284,225	11,094,185	11,478,256
The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$4,070	5,579	12,921	15,720
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities (net of taxes of $(782) and $(2,571) for the three months ended September 30, 2023 and 2022, respectively, and $(203) and $(7,923) for the nine months ended September 30, 2023 and 2022, respectively)	(2,941)	(9,670)	(758)	(29,804)
Change in nonqualified pension plan unrecognized net loss and unrecognized prior service cost (net of taxes of $0 and $1 for the three and nine months ended September 30, 2022, respectively)	—	1	—	4
Other comprehensive income (loss), net of tax	(2,941)	(9,669)	(758)	(29,800)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,129	(4,090)	12,163	(14,080)

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended September 30, 2023
Balance at July 1, 2023	11,116,080	$144,671	141,431	(56,015)	(27,771)	202,316
Net income			4,070			4,070
Other comprehensive loss, net of taxes					(2,941)	(2,941)
Dividend Reinvestment and Stock Purchase Plan	7,302	111				111
Repurchase of common stock	—			—		—
Compensation expense relating to restricted stock	—	83				83
Common stock dividends, $0.21 per share			(2,290)			(2,290)
Balance at September 30, 2023	11,123,382	$144,865	143,211	(56,015)	(30,712)	201,349

Nine Months Ended September 30, 2023
Balance at January 1, 2023	11,259,080	$144,069	139,249	(52,689)	(29,954)	200,675
Cumulative change in accounting principle - ASC 326			(1,922)			(1,922)
Balance at January 1, 2023, adjusted	11,259,080	144,069	137,327	(52,689)	(29,954)	198,753
Net income			12,921			12,921
Other comprehensive loss, net of taxes					(758)	(758)
Dividend Reinvestment and Stock Purchase Plan	20,065	315				315
Repurchase of common stock	(199,913)			(3,326)		(3,326)
Shares issued for restricted stock awards	44,150
Compensation expense relating to restricted stock		481				481
Common stock dividends, $0.63 per share			(7,037)			(7,037)
Balance at September 30, 2023	11,123,382	$144,865	143,211	(56,015)	(30,712)	201,349

Three Months Ended September 30, 2022
Balance at July 1, 2022	11,374,515	$143,635	131,894	(50,629)	(21,940)	202,960
Net income			5,579			5,579
Other comprehensive loss, net of taxes					(9,669)	(9,669)
Dividend Reinvestment and Stock Purchase Plan	6,857	107				107
Repurchase of common stock	(87,733)			(1,380)		(1,380)
Compensation expense relating to restricted stock		113				113
Common stock dividends, $0.20 per share			(2,271)			(2,271)
Balance at September 30, 2022	11,293,639	$143,855	135,202	(52,009)	(31,609)	195,439

Nine Months Ended September 30, 2022
Balance at January 1, 2022	12,414,956	$143,130	126,312	(29,029)	(1,809)	238,604
Net income			15,720			15,720
Other comprehensive loss, net of taxes					(29,800)	(29,800)
Dividend Reinvestment and Stock Purchase Plan	18,585	308				308
Repurchase of common stock	(1,172,456)			(22,980)		(22,980)
Shares issued for restricted stock awards	32,554
Compensation expense relating to restricted stock		417				417
Common stock dividends, $0.60 per share			(6,830)			(6,830)
Balance at September 30, 2022	11,293,639	$143,855	135,202	(52,009)	(31,609)	195,439

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,921	15,720
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	2,395	2,177
Provision for (recovery of) credit losses	(141)	269
Benefit from deferred income taxes	(793)	(444)
Increase in cash surrender value of bank-owned life insurance	(830)	(803)
Loss on equity securities	78	384
Realized (gain) loss from sales of premises and equipment	(427)	456
Realized gain from sales of other real estate owned	—	(889)
Origination of mortgage loans for sale	(2,205)	(8,468)
Realized gains from sales of loans	(38)	(188)
Proceeds from sales of mortgage loans	2,218	8,562
Compensation expense related to restricted stock	481	417
Changes in:
Accrued interest receivable	(605)	377
Other assets	1,497	2,075
Other liabilities	(2,300)	(1,303)
TOTAL ADJUSTMENTS	(670)	2,622
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	12,251	18,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	963	—
Proceeds from maturities and calls of debt securities:
Available-for-sale	14,262	17,797
Held-to-maturity	1,146	1,312
Purchases of equity securities	(22)	(13)
Purchases of debt securities:
Available-for-sale	(497)	(38,581)
Held-to-maturity	(280)	(755)
Purchases of Federal Home Loan Bank stock	(4,537)	—
Proceeds from redemption of Federal Home Loan Bank stock	1,369	1,162
Net increase in loans	(56,711)	(7,454)
Proceeds from sale of other real estate owned	—	1,605
Purchases of premises and equipment	(1,723)	(553)
Proceeds from sale of premises and equipment	514	874
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(45,516)	(24,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,920	28,551
Net increase (decrease) in short-term borrowings	(41,455)	4,000
Proceeds from long-term debt	95,000	15,000
Principal payments on long-term debt	(1,431)	(461)
Proceeds from issuance of common stock	315	308
Repurchase of common stock	(3,326)	(22,980)
Cash dividends paid on common stock	(7,037)	(6,830)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	53,986	17,588
NET CHANGE IN CASH AND CASH EQUIVALENTS	20,721	11,324
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,701	18,136
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,422	29,460

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$13,706	3,243
Income taxes paid, net of refunds	2,226	2,900

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to other real estate owned	—	716

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

Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2022 Annual Report on Form 10-K filed with the SEC.

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
The Company adopted ASC 326 on January 1, 2023. It significantly changed guidance for recognizing impairment of financial instruments. Previous guidance required an "incurred loss" methodology for recognizing credit losses that delayed recognition until it was probable a loss had been incurred. ASC 326 replaced the incurred loss impairment methodology with a new "current expected credit loss" ("CECL") methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. It also applies to off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 also made changes to the accounting for credit losses on available-for-sale debt securities. Additional disclosures are required. Adoption of ASC 326 did not have a material impact on LCNB's results of consolidated operations or financial position.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Accrued interest receivable totaling $6.6 million at September 30, 2023 was excluded from the amortized cost basis of the estimate of credit losses and is reported in interest receivable on the consolidated condensed balance sheets. Loans are generally placed on non-accrual status at 90 days past due or when the borrower's ability to repay becomes doubtful. When a loan is placed on non-accrual status, any accrued interest is reversed and charged against interest income.

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

ACL - HELD-TO-MATURITY (“HTM”) DEBT SECURITIES
Expected credit losses on HTM debt securities are measured on a collective basis by major security type. Accrued interest receivable on HTM securities totaled $232,000 at September 30, 2023 and is excluded from the estimate of credit losses. The HTM securities portfolio consists of taxable and nontaxable municipal securities from local governmental entities. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At the time of adoption, the estimated reserve was immaterial.

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

Accrued interest receivable on AFS debt securities totaled $1.2 million at September 30, 2023 and is excluded from the estimate of credit losses.

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

REGULATORY CAPITAL
Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option and the full impact of adopting ASC 326 is included in regulatory capital as of September 30, 2023. Adoption of the ASC did not materially affect LCNB's regulatory capital ratios.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATION

LCNB and Cincinnati Bancorp, Inc. (“CNNB”), the holding company for Cincinnati Federal, a federally chartered stock savings and loan association, signed a definitive merger agreement on May 17, 2023 whereby CNNB would merge with and into LCNB in a stock-and-cash transaction. CNNB operated five full-service branch offices in Cincinnati, Ohio and Northern Kentucky and had approximately $310.8 million in assets, $265.6 million in net loans, $211.4 million of deposits, and $39.7 million in consolidated stockholders’ equity as of September 30, 2023. The transaction, which was completed November 1, 2023, significantly increased LCNB’s existing presence in the Cincinnati market and expanded LCNB’s community banking franchise across the Ohio River into the Northern Kentucky market.

Subject to the terms of the merger agreement, which was approved by the Board of Directors of each company, CNNB shareholders had the opportunity to elect to receive either 0.9274 shares of LCNB stock or $17.21 per share in cash for each share of CNNB common stock owned, subject to 80% of all CNNB shares being exchanged for LCNB common stock. As of March 31, 2023, CNNB reported 2,884,171 shares of common stock outstanding, as well as 296,350 options with a weighted average strike price of $10.65 per share. Any unexercised stock options of CNNB were canceled in exchange for a cash payment of $17.21 less the per share exercise price of the option. The transaction consideration was subject to dollar-for-dollar downward adjustment if CNNB’s adjusted shareholders’ equity, as defined in the merger agreement, is less than $36.8 million as measured three business days immediately before the closing date.

At the time of closing, Cincinnati Federal branches become branches of LCNB National Bank. Going forward, LCNB has 33 banking offices in Ohio and one branch office in Northern Kentucky.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities and the allowance for credit losses of securities held-to-maturity at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2023
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$78,451	—	8,323	70,128
U.S. Agency notes	89,014	—	10,662	78,352
Corporate bonds	7,450	—	944	6,506
U.S. Agency mortgage-backed securities	83,613	—	13,061	70,552
Municipal securities:
Non-taxable	8,809	—	522	8,287
Taxable	46,005	—	5,330	40,675
	$313,342	—	38,842	274,500

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$15,582	2	1,578	14,006
Taxable	3,431	—	514	2,917
	$19,013	2	2,092	16,923

December 31, 2022
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$84,927	—	8,480	76,447
U.S. Agency notes	89,160	—	11,184	77,976
Corporate Bonds	7,450	13	778	6,685
U.S. Agency mortgage-backed securities	90,746	5	11,311	79,440
Municipal securities:
Non-taxable	8,892	—	368	8,524
Taxable	46,556	1	5,779	40,778
	$327,731	$19	37,900	289,850

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$16,447	10	594	15,863
Taxable	3,431	—	409	3,022
	$19,878	10	1,003	18,885

The Company estimated the expected credit losses at September 30, 2023 to be immaterial based on the composition of the securities portfolio.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at September 30, 2023 and December 31, 2022, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (dollars in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Available-for-Sale:
U.S. Treasury notes	$—	—	70,128	8,323
U.S. Agency notes	—	—	78,352	10,662
Corporate bonds	720	30	5,786	914
U.S. Agency mortgage-backed securities	528	3	70,024	13,058
Municipal securities:
Non-taxable	1,965	53	6,322	469
Taxable	180	—	40,495	5,330
	$3,393	86	271,107	38,756

Held-to-Maturity:
Municipal securities:
Non-taxable	$5,888	798	7,389	780
Taxable	—	—	2,917	514
	$5,888	798	10,306	1,294

December 31, 2022
Available-for-Sale:
U.S. Treasury notes	$16,521	931	59,927	7,549
U.S. Agency notes	7,729	543	70,247	10,641
Corporate Bonds	2,667	283	3,255	495
U.S. Agency mortgage-backed securities	41,543	3,597	37,282	7,714
Municipal securities:
Non-taxable	6,831	248	893	120
Taxable	22,162	1,951	18,435	3,828
	$97,453	7,553	190,039	30,347

Held-to-Maturity:
Municipal securities:
Non-taxable	$9,567	593	31	1
Taxable	2,811	370	212	39
	$12,378	963	243	40

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Securities are reviewed on a quarterly basis to assess declines in fair value for credit losses. For available-for-sale debt securities in an unrealized loss position, LCNB first assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis, which may be at maturity. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income with the establishment of an allowance. If the debt security does not meet the aforementioned criteria, LCNB evaluates whether the decline in fair value is due to credit loss factors. In making this assessment, LCNB considers any changes to the rating of the security by a rating agency and considers if there are any adverse conditions specifically related to the issuer of the security, among other factors. U.S. Treasury notes, U.S. Agency notes, and U.S. Agency mortgage-backed securities are issued or guaranteed by the U.S. federal government or agencies thereof and risk of credit loss is considered minimal for these securities. For available-for-sale debt securities outstanding at September 30, 2023, management concluded that, in all instances, fair values were less than carrying values due to market and other factors and that no credit loss provisions were required.

Debt securities with a market value of $143.7 million and $166.4 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at September 30, 2023.

Contractual maturities of debt securities at September 30, 2023 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$8,904	8,846	280	281
Due from one to five years	172,144	153,515	3,586	3,444
Due from five to ten years	48,681	41,587	2,440	2,184
Due after ten years	—	—	12,707	11,014
	229,729	203,948	19,013	16,923
U.S. Agency mortgage-backed securities	83,613	70,552	—	—
	$313,342	274,500	19,013	16,923

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at September 30, 2023 on its investments in equity securities without a readily determinable fair value.

The cost and estimated fair value of equity securities with a readily determinable fair value at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual Funds	$1,406	1,177	1,429	1,234
Equity Securities	10	77	778	1,039
Total equity securities with a readily determinable fair value	$1,416	1,254	2,207	2,273

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Changes in the fair value of equity securities with a readily determinable fair value for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net losses recognized during the period on equity securities	$(33)	(80)	(78)	(384)
Less net losses recognized during the period on equity securities sold during the period	—	—	(61)	—
Net unrealized losses recognized during the reporting period on equity securities still held at period end	$(33)	(80)	(17)	(384)

NOTE 4 - LOANS

Major classifications of loans at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Commercial & industrial	$125,882	120,327
Commercial, secured by real estate:
Owner occupied	204,596	208,485
Non-owner occupied	436,189	420,075
Farmland	38,232	36,340
Multi-family	189,987	189,917
Construction loans secured by 1-4 family dwellings	6,937	7,786
Construction loans secured by other real estate	104,141	73,652
Residential real estate:
Secured by senior liens on 1-4 family dwellings	276,525	269,822
Secured by junior liens on 1-4 family dwellings	13,854	10,197
Home equity line-of-credit loans	23,462	26,109
Consumer	27,186	28,414
Agricultural	11,333	10,073
Other loans, including deposit overdrafts	80	81
Loans, gross	1,458,404	1,401,278
Less allowance for credit losses	7,932	5,646
Loans, net	$1,450,472	1,395,632

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $796,000 and $980,000 at September 30, 2023 and December 31, 2022, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

Non-accrual loans by class of receivable as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023			December 31, 2022
	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized
Commercial & industrial	$—	—	—	—	—	3
Commercial, secured by real estate:
Owner occupied	—	—	—	231	231	15
Non-owner occupied	—	—	—	—	—	—
Farmland	85	85	9	88	88	12
Multi-family	—	—	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	—	—
Construction loans secured by other real estate	—	—	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	—	—	—	72	72	4
Secured by junior liens on 1-4 family dwellings	—	—	—	—	—	—
Home equity line-of-credit loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Total	$85	85	9	391	391	34

Two residential real estate loans secured by senior liens on 1-4 family dwellings were added to the non-accrual classification during the first half of 2023. Accrued interest reversed and charged against interest income for these loans totaled approximately $3,000. Both loans were paid in full during the third quarter 2023.

The ratio of non-accrual loans to total loans outstanding at September 30, 2023 and December 31, 2022 was 0.01% and 0.03%, respectively. The ratio of the allowance for credit losses for loans to total non-accrual loans at September 30, 2023 and December 31, 2022 was 9,316.45% and 1,445.88%, respectively.

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

During the first quarter of 2023, the Company adopted ASC 326, including the CECL methodology for estimating the ACL. This standard was adopted using a modified retrospective approach on January 1, 2023. See Note 1 - Basis of Presentation - Adoption of New Accounting Pronouncements for a summary of the impact adoption of ASC 326 had on LCNB's ACL, retained earnings, and deferred taxes.

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
•Forecast and reversion – the Company as of January 1, 2023 established a one-quarter reasonable and supportable forecast period with a one-quarter straight line reversion to the long-term historical average. As of September 30, 2023, the Company established a two-quarter reasonable and supportable forecast period with a four-quarter straight line reversion to the long-term historical average. Extending the forecast and reversion periods from previous quarters has differing effects on pools based on the economic indicators used and the relation of the selected forecast range to the historical average. For example, the historical average for the bank’s unemployment indicator is 5.92% which is higher than the forecasted range utilized as of September 30, 2023. The extended forecast and reversion period ultimately decreases the reserve associated with the unemployment factor when compared to the historical average.
◦The historical averages for LCNB’s economic indicators are unemployment – 5.92%, change in Coincident Economic Activity – 1.79%, change in Commercial Real Estate Price Indexes – 5.41%, and change in Home Price Index – 3.33%
•Economic forecast – the Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of January 1, 2023, the date of CECL adoption, the Company selected a forecast which forecasted unemployment at 4.16%, the change in Coincident Economic Activity at 1.77%, the change in Commercial Real Estate Price Indexes at 9.35%, and the change in Home Price Index at -1.17% during the forecast periods. As of September 30, 2023, the Company selected a forecast which forecasts unemployment between 4.17% and 4.57%, the change in Coincident Economic Activity between 1.86% and 2.97%, the change in Commercial Real Estate Price Indexes between -6.96% and -4.92%, and the change in the Home Price Index between -1.22% and 3.17% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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
•The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics; and
•Model risk including statistical risk, reversion risk, timing risk and model limitation risk.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2023
Balance, beginning of period	$1,065	5,023	1,326	535	5	2	7,956
Provision for (recovery of) credit losses	2	(70)	125	(75)	—	28	10
Losses charged off	—	—	(4)	(1)	—	(54)	(59)
Recoveries	—	—	—	1	—	24	25
Balance, end of period	$1,067	4,953	1,447	460	5	—	7,932

Ratio of net charge-offs to average loans	—%	—%	0.01%	—%	—%	154.44%	0.01%

Nine Months Ended September 30, 2023
Balance, beginning of year, prior to adoption of ASC 326	$1,300	3,609	624	86	22	5	5,646
Impact of adopting ASC 326	(512)	1,440	836	446	(9)	(5)	2,196
Provision for (recovery of) credit losses	294	(96)	(9)	(66)	(8)	58	173
Losses charged off	(15)	—	(4)	(10)	—	(115)	(144)
Recoveries	—	—	—	4	—	57	61
Balance, end of period	$1,067	4,953	1,447	460	5	—	7,932

Ratio of net charge-offs to average loans	0.02%	—%	—%	0.03%	—%	106.23%	0.01%

Three Months Ended September 30, 2022
Balance, beginning of period	$1,287	3,825	625	67	18	11	5,833
Provision for (recovery of) credit losses	(33)	(164)	7	19	2	12	(157)
Losses charged off	—	—	—	(14)	—	(39)	(53)
Recoveries	—	—	—	—	—	21	21
Balance, end of period	$1,254	3,661	632	72	20	5	5,644

Ratio of net charge-offs to average loans	—%	—%	—%	0.19%	—%	108.20%	0.01%

Nine Months Ended September 30, 2022
Balance, beginning of year	$1,095	3,607	665	105	30	4	5,506
Provision for (recovery of) credit losses	159	121	(47)	(14)	(10)	60	269
Losses charged off	—	(67)	(5)	(19)	—	(115)	(206)
Recoveries	—	—	19	—	—	56	75
Balance, end of period	$1,254	3,661	632	72	20	5	5,644

Ratio of net charge-offs to average loans	—%	0.01%	(0.01)%	0.08%	—%	105.53%	0.01%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

A breakdown of the allowance for credit losses and allowance for loan losses and the loan portfolio by portfolio segment at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
September 30, 2023
Allowance for credit losses:
Individually evaluated for credit losses	$3	19	5	18	—	—	45
Collectively evaluated for credit loss	1,064	4,934	1,442	442	5	—	7,887
Balance, end of period	$1,067	4,953	1,447	460	5	—	7,932

Loans:
Individually evaluated for credit losses	$138	3,425	802	74	—	—	4,439
Collectively evaluated for credit loss	125,744	976,657	313,039	27,112	11,333	80	1,453,965
Balance, end of period	$125,882	980,082	313,841	27,186	11,333	80	1,458,404

December 31, 2022
Allowance for loan losses:
Individually evaluated for credit losses	$4	11	6	—	—	—	21
Collectively evaluated for credit loss	1,296	3,598	618	86	22	5	5,625
Balance, end of period	$1,300	3,609	624	86	22	5	5,646

Loans:
Individually evaluated for credit losses	$114	963	482	—	—	—	1,559
Collectively evaluated for credit loss	119,799	934,568	304,770	28,414	10,073	81	1,397,705
Acquired credit impaired loans	414	724	876	—	—	—	2,014
Balance, end of period	$120,327	936,255	306,128	28,414	10,073	81	1,401,278

The ratio of the allowance for credit losses for loans to total loans at September 30, 2023 and December 31, 2022 was 0.54% and 0.40%, respectively.

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
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate:
Owner occupied	73	—	230	—
Non-owner occupied	—	—	—	—
Farmland	85	—	88	—
Multi-family	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—
Construction loans secured by other real estate	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	254	—	40	—
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	74	18	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$486	18	358	—

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

This category includes PPP loans that were authorized under the CARES Act and updated by the Economic Aid Act. Outstanding PPP loans at September 30, 2023 and December 31, 2022 totaled $27,000 and $40,000, respectively.

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

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one to four-family residential properties.  Home equity lines of credit are also included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five year or less draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable-rate mortgage loans.  Adjustable-rate loans are available with adjustment periods ranging between one to fifteen years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  A substantial majority of home equity lines of credit have a variable rate of interest based on the Wall Street Journal prime rate plus a margin.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at September 30, 2023 and December 31, 2022 (in thousands). The December 31, 2022 table is shown for comparison purposes.

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2023
Commercial & industrial
Pass	$20,268	32,244	30,459	12,443	2,928	6,059	14,464	—	118,865
OAEM	—	—	1,549	—	—	—	—	—	1,549
Substandard	—	1,813	—	111	1,732	154	1,658	—	5,468
Doubtful	—	—	—	—	—	—	—	—	—
Total	20,268	34,057	32,008	12,554	4,660	6,213	16,122	—	125,882
Gross charge-offs	—	—	—	—	—	15	—	—	15
Commercial, secured by real estate
Pass	66,051	145,391	130,762	94,492	93,717	270,649	156,266	—	957,328
OAEM	—	7,737	—	—	—	7,272	—	—	15,009
Substandard	—	—	—	—	1,695	6,050	—	—	7,745
Doubtful	—	—	—	—	—	—	—	—	—
Total	66,051	153,128	130,762	94,492	95,412	283,971	156,266	—	980,082
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	30,088	30,355	82,216	51,060	16,053	78,378	22,459	387	310,996
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	32	—	2,813	—	—	2,845
Doubtful	—	—	—	—	—	—	—	—	—
Total	30,088	30,355	82,216	51,092	16,053	81,191	22,459	387	313,841
Gross charge-offs	—	—	—	—	4	—	—	—	4
Consumer
Pass	7,657	6,388	5,469	5,404	1,717	299	159	—	27,093
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	5	67	21	—	—	—	—	93
Doubtful	—	—	—	—	—	—	—	—	—
Total	7,657	6,393	5,536	5,425	1,717	299	159	—	27,186
Gross charge-offs	—	—	10	—	—	—	—	—	10
Agricultural
Pass	2,056	469	202	765	46	31	7,764	—	11,333
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,056	469	202	765	46	31	7,764	—	11,333
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	80	—	80
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	80	—	80
Gross charge-offs	—	—	—	—	—	—	115	—	115
Total loans	$126,120	224,402	250,724	164,328	117,888	371,705	202,850	387	1,458,404

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2022
Commercial & industrial
Pass	$30,132	36,341	20,936	3,632	2,499	5,630	15,403	—	114,573
OAEM	—	—	—	2,142	—	—	1,602	—	3,744
Substandard	1,540	—	106	—	—	51	313	—	2,010
Doubtful	—	—	—	—	—	—	—	—	—
Total	31,672	36,341	21,042	5,774	2,499	5,681	17,318	—	120,327
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	135,503	142,446	96,272	100,363	75,387	229,175	129,274	4,955	913,375
OAEM	7,931	—	—	—	7,413	—	—	—	15,344
Substandard	—	—	—	—	—	7,536	—	—	7,536
Doubtful	—	—	—	—	—	—	—	—	—
Total	143,434	142,446	96,272	100,363	82,800	236,711	129,274	4,955	936,255
Gross charge-offs	—	—	—	—	—	67	—	—	67
Residential real estate
Pass	27,892	86,952	54,144	17,804	13,298	78,969	24,359	1,095	304,513
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	37	—	1,572	—	6	1,615
Doubtful	—	—	—	—	—	—	—	—	—
Total	27,892	86,952	54,144	17,841	13,298	80,541	24,359	1,101	306,128
Gross charge-offs	—	—	—	—	—	—	5	—	5
Consumer
Pass	8,786	7,561	8,108	3,145	413	316	82	—	28,411
OAEM	—	—	—	—	—	—	—	—	—
Substandard	3	—	—	—	—	—	—	—	3
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,789	7,561	8,108	3,145	413	316	82	—	28,414
Gross charge-offs	—	4	24	9	—	—	—	—	37
Agricultural
Pass	533	243	865	63	116	29	8,224	—	10,073
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	533	243	865	63	116	29	8,224	—	10,073
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	81	—	81
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	81	—	81
Gross charge-offs	—	—	—	—	—	—	157	—	157
Total loans	$212,320	273,543	180,431	127,186	99,126	323,278	179,338	6,056	1,401,278

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

A loan portfolio aging analysis by class segment at September 30, 2023 and December 31, 2022 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or More Past Due and Accruing
September 30, 2023
Commercial & industrial	$—	—	—	—	125,882	125,882	—
Commercial, secured by real estate:
Owner occupied	—	—	73	73	204,523	204,596	73
Non-owner occupied	—	—	—	—	436,189	436,189	—
Farmland	95	—	—	95	38,137	38,232	—
Multi-family	—	—	—	—	189,987	189,987	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	6,937	6,937	—
Construction loans secured by other real estate	12	—	—	12	104,129	104,141	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	1,061	—	29	1,090	275,435	276,525	29
Secured by junior liens on 1-4 family dwellings	—	—	—	—	13,854	13,854	—
Home equity line-of-credit loans	—	—	—	—	23,462	23,462	—
Consumer	62	5	74	141	27,045	27,186	74
Agricultural	—	—	—	—	11,333	11,333	—
Other	80	—	—	80	—	80	—
Total	$1,310	5	176	1,491	1,456,913	1,458,404	176

December 31, 2022
Commercial & industrial	$—	—	—	—	120,327	120,327	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	208,485	208,485	—
Non-owner occupied	—	—	—	—	420,075	420,075	—
Farms	—	—	—	—	36,340	36,340	—
Multi-family	—	—	—	—	189,917	189,917	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	7,786	7,786	—
Construction loans secured by other real estate	—	—	—	—	73,652	73,652	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	81	—	79	160	269,662	269,822	39
Secured by junior liens on 1-4 family dwellings	—	—	—	—	10,197	10,197	—
Home equity line-of-credit loans	—	—	—	—	26,109	26,109	—
Consumer	117	3	—	120	28,294	28,414	—
Agricultural	—	—	—	—	10,073	10,073	—
Other	81	—	—	81	—	81	—
Total	$279	3	79	361	1,400,917	1,401,278	39

No residential consumer mortgage loans secured by residential real estate were in the process of foreclosure at September 30, 2023 or December 31, 2022.

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

One modification was granted to a borrower experiencing financial difficulties during the three and nine months ended September 30, 2023. The modification was made on a residential real estate loan secured by a senior lien on a single-family home with an outstanding balance of $325,000 at June 30, 2023 and involved a delay of monthly payments for a period of time. This loan was paid in full during the third quarter 2023. No loans meeting the above specifications were modified during the three and nine months ending September 30, 2022.
There were no modified loans that experienced a payment default within twelve months of the restructuring date during the nine months ended September 30, 2023 and 2022.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at September 30, 2023 and December 31, 2022 were approximately $146.5 million and $148.4 million, respectively.

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Affordable housing tax credit investment	$16,950	16,950
Less amortization	4,348	3,268
Net affordable housing tax credit investment	$12,602	13,682

Unfunded commitment	$5,462	7,185

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 9.0 years.

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 5 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP INVESTMENTS (continued)

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tax credits and other tax benefits recognized	$438	357	1,302	1,071
Tax credit amortization expense included in provision for income taxes	362	306	1,080	907

NOTE 6 - DEPOSITS
The following table presents the composition of LCNB's deposits at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Demand deposits	$453,146	505,824
Interest-bearing demand and money fund deposits	554,700	510,324
Savings deposits	370,917	432,322
IRA and time certificates	238,127	156,500
Total	$1,616,890	1,604,970

Contractual maturities of time deposits at September 30, 2023 were as follows (in thousands):

October 1, 2023 - September 30, 2024	$138,134
October 1, 2024 - September 30, 2025	85,359
October 1, 2025 - September 30, 2026	6,492
October 1, 2026 - September 30, 2027	6,443
October 1, 2027 - September 30, 2028	976
Thereafter	723
$238,127

The aggregate amount of time deposits in denominations of $250,000 or more at September 30, 2023 and December 31, 2022 was $36.8 million and $16.1 million, respectively.

NOTE 7 – BORROWINGS

Long-term debt at September 30, 2023 and December 31, 2022 was as follows (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Term loan	$12,641	4.25%	$14,072	4.25%
FHLB long-term advances	100,000	4.74%	5,000	3.02%
	$112,641	4.69%	$19,072	3.93%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 – BORROWINGS (continued)

The term loan with a correspondent financial institution bears a fixed interest rate of 4.25%, amortizes quarterly, and has a final balloon payment due on June 15, 2025.

Contractual maturities of long-term debt at September 30, 2023 and December 31, 2022 were as follows ( in thousands):

	September 30, 2023	December 31, 2022
Maturing within one year	$5,000	6,918
Maturing after one year through two years	1,980	2,001
Maturing after two years through three years	35,661	10,153
Maturing after three years through four years	25,000	—
Maturing after four years through five years	25,000	—
Thereafter	20,000	—
Total	$112,641	19,072

Short-term borrowings at September 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	Rate	Amount	Rate
Revolving line of credit	$—	—%	$3,000	7.25%
Overnight lines of credit	—	—%	18,455	5.00%
FHLB short-term advances	30,000	5.63%	50,000	4.40%
	$30,000	5.63%	$71,455	4.67%

At September 30, 2023, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $5 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2024. No borrowings were outstanding under this arrangement at September 30, 2023.

At September 30, 2023, LCNB had overnight line of credit borrowing arrangements with three correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. No borrowings were outstanding under this arrangement at September 30, 2023. Under the terms of the second arrangement, LCNB can borrow up to $25 million at an interest rate equal to the FOMC rate plus a spread of 25 basis points. No borrowings were outstanding under this arrangement at September 30, 2023. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of borrowing. No borrowings were outstanding under this arrangement at September 30, 2023.

All long- and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $276 million and $270 million at September 30, 2023 and December 31, 2022, respectively. Remaining borrowing capacity with the FHLB, including both long- and short-term borrowings, at September 30, 2023 was approximately $61.1 million. LCNB could increase its remaining borrowing capacity by purchasing more stock in the FHLB.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 – BORROWINGS (continued)

NOTE 8 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and nine months ended September 30, 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$219	117	661	461
Short-term lease expense	16	100	62	184
Variable lease expense	2	1	5	2
Other	15	2	25	7
Total lease expense	$252	220	753	654

Other information related to leases at September 30, 2023 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$649
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted average remaining lease term in years for operating leases	33.0
Weighted average discount rate for operating leases	3.51%

NOTE 9 – INCOME TAXES

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.7)%	(0.6)%	(0.6)%	(0.6)%
Tax exempt income on bank-owned life insurance	(1.2)%	(0.8)%	(1.1)%	(0.9)%
Captive insurance premium income	(0.5)%	(0.7)%	(0.7)%	(0.8)%
Affordable housing tax credit limited partnerships	(1.5)%	(0.7)%	(1.4)%	(0.9)%
Nondeductible merger-related expenses	1.7%	—%	0.7%	—%
Other, net	0.1%	0.1%	0.3%	0.1%
Effective tax rate	18.9%	18.3%	18.2%	17.9%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Commitments to extend credit:
Commercial loans	$45,953	22,823
Other loans
Fixed rate	906	191
Adjustable rate	1,375	1,422
Unused lines of credit:
Fixed rate	28,860	41,558
Adjustable rate	162,050	238,876
Unused overdraft protection amounts on demand accounts	16,468	16,566
Standby letters of credit	5	5
Total commitments	$255,617	321,441

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

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2023 totaled approximately $3.2 million.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Unrealized Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2023
Balance at beginning of period	$(27,744)	(27)	(27,771)	(29,927)	(27)	(29,954)
Other comprehensive income (loss), net of taxes	(2,941)	—	(2,941)	(758)	—	(758)
Balance at end of period	$(30,685)	(27)	(30,712)	(30,685)	(27)	(30,712)

2022
Balance at beginning of period	$(21,670)	(270)	(21,940)	(1,536)	(273)	(1,809)
Other comprehensive (loss) income, net of taxes	(9,670)	1	(9,669)	(29,804)	4	(29,800)
Balance at end of period	$(31,340)	(269)	(31,609)	(31,340)	(269)	(31,609)

There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2023 and 2022.

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month period ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Qualified noncontributory defined benefit retirement plan	$267	342	944	958
401(k) plan	164	157	529	494

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	19	14	57	40
Amortization of unrecognized net loss	—	2	—	6
Net periodic pension cost	$19	16	$57	46

Amounts recognized in accumulated other comprehensive loss, net of tax, for the nonqualified defined benefit retirement plan for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of net actuarial loss	$—	(1)	—	(4)

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

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards granted under the 2015 Plan during the three and nine months ended September 30, 2023 and 2022 were as follows:

	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	58,314	$17.99	44,512	$17.08
Granted	44,150	17.84	32,554	19.25
Vested	(23,447)	17.89	(18,814)	18.01
Forfeited	—	—	—	—
Outstanding, September 30,	79,017	$17.94	58,252	$17.99

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – STOCK BASED COMPENSATION (continued)
The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock expense	$82	113	480	417
Tax effect	18	24	101	88

Unrecognized compensation expense for restricted stock awards was $1,008,000 at September 30, 2023 and is expected to be recognized over a period of 4.4 years.

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

Earnings per share for the three and nine months ended September 30, 2023 and 2022 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$4,070	5,579	12,921	15,720
Less allocation of earnings and dividends to participating securities	29	28	92	81
Net income allocated to common shareholders	$4,041	5,551	12,829	15,639

Weighted average common shares outstanding, gross	11,117,737	11,342,539	11,173,810	11,537,078
Less average participating securities	79,017	58,314	79,625	58,822
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	11,038,720	11,284,225	11,094,185	11,478,256

Earnings per common share:
Basic	$0.37	0.49	$1.16	1.36
Diluted	0.37	0.49	1.16	1.36

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$77	77	—	—
Mutual funds measured at net asset value	1,177	1,177	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	70,128	70,128	—	—
U.S. Agency notes	78,352	—	78,352	—
Corporate bonds	6,506	—	6,506	—
U.S. Agency mortgage-backed securities	70,552	—	70,552	—
Municipal securities:
Non-taxable	8,287	—	8,287	—
Taxable	40,675	—	40,675	—
Total recurring fair value measurements	$275,754	71,382	204,372	—

Nonrecurring fair value measurements:
Individually evaluated loans	$56	—	—	56
Total nonrecurring fair value measurements	$56	—	—	56

December 31, 2022
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$1,039	1,039	—	—
Mutual funds	41	41	—	—
Mutual funds measured at net asset value	1,193	1,193	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	76,447	76,447	—	—
U.S. Agency notes	77,976	—	77,976	—
Corporate bonds	6,685	—	6,685	—
U.S. Agency mortgage-backed securities	79,440	—	79,440	—
Municipal securities:
Non-taxable	8,524	—	8,524	—
Taxable	40,778	—	40,778	—
Total recurring fair value measurements	$292,123	78,720	213,403	—

Nonrecurring fair value measurements:
Individually evaluated loans	$923	—	—	923
Total nonrecurring fair value measurements	$923	—	—	923

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2023 and December 31, 2022 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
September 30, 2023
Individually evaluated collateral dependent loans	$56	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2022
Individually evaluated loans	923	Discounted cash flows	Discount rate	8.13%	4.63%	6.04%

Carrying amounts and estimated fair values of financial instruments as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
FINANCIAL ASSETS:
Cash and cash equivalents	$43,422	43,422	43,422	—	—
Debt securities, held-to-maturity, net	19,006	16,923	—	—	16,923
Loans, net	1,450,472	1,249,268	—	—	1,249,268
Accrued interest receivable	8,087	8,087	—	8,087	—

FINANCIAL LIABILITIES:
Deposits	1,616,890	1,616,033	1,378,762	237,271	—
Short-term borrowings	30,000	30,000	—	30,000	—
Long-term debt	112,641	112,430	—	112,430	—
Accrued interest payable	1,204	1,204	—	1,204	—

December 31, 2022
FINANCIAL ASSETS:
Cash and cash equivalents	$22,701	22,701	22,701	—	—
Debt securities, held-to-maturity, net	19,878	18,885	—	—	18,885
Loans, net	1,395,632	1,219,112	—	—	1,219,112
Accrued interest receivable	7,482	7,482	—	7,482	—

FINANCIAL LIABILITIES:
Deposits	1,604,970	1,604,380	1,448,470	155,910	—
Short-term borrowings	71,455	71,455	—	71,455	—
Long-term debt	19,072	18,573	—	18,573	—
Accrued interest payable	311	311	—	311	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)
The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at September 30, 2023 and December 31, 2022.

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
10.global geopolitical relations and/or conflicts could create financial market uncertainty and have negative impacts on commodities and currency, which could adversely affect LCNB's operating results and financial condition;
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

Results of Operations

Net income for the three and nine months ended September 30, 2023 was $4,070,000 (total basic and diluted earnings per share of $0.37) and $12,921,000 (total basic and diluted earnings per share of $1.16), respectively. This compares to net income of $5,579,000 (total basic and diluted earnings per share of $0.49) and $15,720,000 (total basic and diluted earnings per share of
$1.36) for the same respective three and nine-month periods in 2022.

Net interest income for the three and nine months ended September 30, 2023 was $13,571,000 and $41,690,000, respectively. This compares to net interest income of $15,444,000 and $44,834,000 for the same respective three- and nine-month periods in 2022. The decrease in net interest income was primarily due to interest paid on a higher amount of average short-term and long-term borrowings and to higher interest expense associated with the rapid year-over-year increase in the Effective Federal Funds Rate. LCNB's tax equivalent net interest margin for the first nine months of 2023 was 3.20%, compared to 3.48% for the same period last year.

LCNB recorded a net recovery of credit losses of $114,000 and $141,000 for the three and nine months ended September 30, 2023. This compares to a net recovery of credit losses of $157,000 for the three months ended September 30, 2022 and a provision for credit losses of $269,000 for the nine months ended September 30, 2022, respectively.

Non-interest income for the three and nine months ended September 30, 2023 was $3,578,000 and $10,805,000, respectively. This compares to non-interest income of $3,581,000 and $10,659,000 for the same respective three- and nine-month periods in 2022.

Non-interest expense for the three and nine months ended September 30, 2023 was $12,244,000 and $36,847,000, respectively, compared to $12,350,000 and $36,069,000 for the same respective three and nine-month periods in 2022. The three- and nine-month periods in 2023 benefited from a $425,000 gain recognized on the sale of a decommissioned office building and the nine-month period in 2022 benefited from an $889,000 gain recognized on the sale of other real estate owned. Reasons for the increases include merger-related expenses recognized in 2023 and higher FDIC insurance premiums. These higher costs were partially offset by a decrease in state financial institutions tax expense.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended September 30, 2023 vs. September 30, 2022
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2023 and September 30, 2022, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,451,153	17,875	4.89%	$1,384,520	15,026	4.31%
Interest-bearing demand deposits	10,891	152	5.54%	13,212	80	2.40%
Federal Reserve Bank stock	4,652	—	—%	4,652	—	—%
Federal Home Loan Bank stock	7,007	134	7.59%	4,369	65	5.90%
Investment securities:
Equity securities	3,382	38	4.46%	4,387	20	1.81%
Debt securities, taxable	274,494	1,296	1.87%	297,001	1,323	1.77%
Debt securities, non-taxable (2)	24,134	219	3.60%	27,890	241	3.43%
Total earnings assets	1,775,713	19,714	4.40%	1,736,031	16,755	3.83%
Non-earning assets	203,514			198,954
Allowance for credit losses	(7,958)			(5,830)
Total assets	$1,971,269			$1,929,155

Interest-bearing demand and money market deposits	$541,487	2,298	1.68%	$539,228	422	0.31%
Savings deposits	379,515	129	0.13%	453,420	159	0.14%
IRA and time certificates	230,030	1,999	3.45%	168,358	398	0.94%
Short-term borrowings	63,018	830	5.23%	5,728	71	4.92%
Long-term debt	72,550	841	4.60%	24,920	210	3.34%
Total interest-bearing liabilities	1,286,600	6,097	1.88%	1,191,654	1,260	0.42%
Demand deposits	459,476			508,926
Other liabilities	21,226			23,524
Equity	203,967			205,051
Total liabilities and equity	$1,971,269			$1,929,155
Net interest rate spread (3)			2.52%			3.41%
Net interest income and net interest margin on a taxable-equivalent basis (4)		13,617	3.04%		15,495	3.54%
Ratio of interest-earning assets to interest-bearing liabilities	138.02%			145.68%

(1)	Includes non-accrual loans.
(2)	Income from tax-exempt securities is included in interest income on a taxable-equivalent basis. Interest income has been divided
(3)	The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)	The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2023 as compared to the same period in 2022.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended September 30, 2023 vs. 2022
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$749	2,100	2,849
Interest-bearing demand deposits	(16)	88	72
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	47	22	69
Investment securities:
Equity securities	(5)	23	18
Debt securities, taxable	(104)	77	(27)
Debt securities, non-taxable	(34)	12	(22)
Total interest income	637	2,322	2,959

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	2	1,874	1,876
Savings deposits	(25)	(5)	(30)
IRA and time certificates	193	1,408	1,601
Short-term borrowings	754	5	759
Long-term debt	527	104	631
Total interest expense	1,451	3,386	4,837
Net interest income	$(814)	(1,064)	(1,878)

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2023 totaled $13,617,000, a decrease of $1,878,000 from the comparable period in 2022.  Total interest income increased $2,959,000, which was more than offset by an increase in total interest expense of $4,837,000.

The $2,959,000 increase in total interest income was due primarily to a $2,849,000 increase in loan interest income. The increase in loan interest income was primarily due to a net 58 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio due to higher market rates and secondarily to a $66.6 million increase in average loan balances.

The $4,837,000 increase in total interest expense was primarily due to a $1,876,000 increase in interest expense for interest-bearing demand and money market deposits, a $1,601,000 increase in interest expense for IRA and time certificates, a $759,000 increase in interest expense for short-term borrowings, and a $631,000 increase in interest expense for long-term debt. Interest expense on interest-bearing demand and money market deposits increased primarily due to a 137 basis point increase in the average rate paid for these deposits and interest expense on IRA and time certificates increased primarily due to a 251 basis point increase in the average rate paid. Interest expense on short-term borrowings increased primarily due to a $57.3 million increase in the average balance outstanding. Interest expense on long-term debt increased primarily due to a $47.6 million increase in the average balance outstanding.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Increases in market rates during 2022 and 2023 were primarily caused by FOMC increases in the Targeted Federal Funds rate. The Targeted Federal Funds rate increased by 425 basis points during 2022 and by an additional 100 basis points during the first nine months of 2023.

Nine Months Ended September 30, 2023 vs. September 30, 2022
The following table presents, for the nine months ended September 30, 2023 and September 30, 2022, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,415,719	50,781	4.80%	$1,379,080	43,360	4.20%
Interest-bearing demand deposits	11,051	453	5.48%	10,546	109	1.38%
Federal Reserve Bank stock	4,652	140	4.02%	4,652	140	4.02%
Federal Home Loan Bank stock	6,840	317	6.20%	4,922	130	3.53%
Investment securities:
Equity securities	3,698	113	4.09%	4,484	56	1.67%
Debt securities, taxable	280,998	3,962	1.89%	297,162	3,672	1.65%
Debt securities, non-taxable (2)	24,518	662	3.61%	27,831	718	3.45%
Total earnings assets	1,747,476	56,428	4.32%	1,728,677	48,185	3.73%
Non-earning assets	200,897			196,750
Allowance for credit losses	(7,782)			(5,623)
Total assets	$1,940,591			$1,919,804

Interest-bearing demand and money market deposits	$522,896	5,140	1.31%	$515,868	762	0.20%
Savings deposits	396,785	402	0.14%	451,597	465	0.14%
IRA and time certificates	210,407	4,675	2.97%	179,514	1,266	0.94%
Short-term borrowings	78,916	3,142	5.32%	12,140	320	3.52%
Long-term debt	36,878	1,240	4.50%	15,907	387	3.25%
Total interest-bearing liabilities	1,245,882	14,599	1.57%	1,175,026	3,200	0.36%
Demand deposits	469,580			510,422
Other liabilities	21,633			22,292
Equity	203,496			212,064
Total liabilities and equity	$1,940,591			$1,919,804
Net interest rate spread (3)			2.75%			3.37%
Net interest income and net interest margin on a taxable-equivalent basis (4)		41,829	3.20%		44,985	3.48%
Ratio of interest-earning assets to interest-bearing liabilities	140.26%			147.12%

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2023 as compared to the same period in 2022.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended September 30, 2023 vs. 2022
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$1,178	6,243	7,421
Interest-bearing demand deposits	5	339	344
Federal Reserve Bank stock	—	—	—
Federal Home Loan Bank stock	64	123	187
Investment securities:
Equity securities	(11)	68	57
Debt securities, taxable	(208)	498	290
Debt securities, non-taxable	(88)	32	(56)
Total interest income	940	7,303	8,243

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	11	4,367	4,378
Savings deposits	(56)	(7)	(63)
IRA and time certificates	253	3,156	3,409
Short-term borrowings	2,582	240	2,822
Long-term debt	661	192	853
Total interest expense	3,451	7,948	11,399
Net interest income	$(2,511)	(645)	(3,156)

Net interest income on a fully taxable-equivalent basis for the nine months ended September 30, 2023 totaled $41,829,000, a decrease of $3,156,000 from the comparable period in 2022.  Total interest income increased $8,243,000, which was more than offset by an increase in total interest expense of $11,399,000.

The $8,243,000 increase in total interest income was due primarily to a $7,421,000 increase in loan interest income. The increase in loan interest income was primarily due to a net 59 basis point increase in the average rate earned on the loan portfolio due to higher market rates and secondarily to a $36.6 million increase in average loan balances.

The $11,399,000 increase in total interest expense was primarily due to a $4,378,000 increase in interest expense for interest-bearing demand and money market deposits, a $3,409,000 increase in interest expense for IRA and time certificates, a $2,822,000 increase in interest expense for short-term borrowings, and an $853,000 increase in interest expense for long-term debt. Interest expense on interest-bearing demand and money market deposits increased primarily due to a 111 basis point increase in the average rate paid for these deposits and interest expense on IRA and time certificates increased primarily due to a 203 basis point increase in the average rate paid. Interest expense on short-term borrowings increased primarily due to a $66.8 million increase in the average balance outstanding. Interest expense on long-term debt increased primarily due to a $21.0 million increase in the average balance outstanding.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision and Allowance For Credit Losses

LCNB recorded a net recovery of credit losses of $114,000 and $141,000 for the three and nine months ended September 30, 2023, respectively. This compares to a recovery of credit losses of $157,000 for the three months ended September 30, 2022 and provision of $269,000 for the nine months ended September 30, 2022. The provision for the three and nine months ended September 30, 2023 included a provision for credit losses on loans of $9,000 and $173,000, respectively, more than offset by a recovery of credit losses on off-balance sheet credit exposures of $123,000 and $313,000 for the same respective three- and nine-month periods in 2023. The provision for credit losses on loans includes an increase in the allowance for individually evaluated loans resulting from loans that were evaluated for the first time. In the pooled loan categories for the nine months ended September 30, 2023, there was a provision for commercial and industrial loans, largely offset by recoveries in the commercial and residential real estate categories. The allowance for commercial and industrial loans increased largely due to an increase in outstanding balances and to an increase in the qualitative part of the loss rate. The residential real estate loan category had a recovery primarily due to decreases in loss rates, reflecting a change in the forecasted period from one quarter with a one quarter reversion to the long-term historical average to a forecasted period of two quarters with a four quarter reversion period. Off-balance sheet credit exposures had recoveries due to a decrease in commitments outstanding and to decreases in the loss rates.

Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three and nine months ended September 30, 2023 totaled $34,000 and $83,000, respectively, compared to net charge-offs of $32,000 and $131,000 for the same respective three and nine-month periods in 2022.

Non-Interest Income

A comparison of non-interest income for the three and nine months ended September 30, 2023 and September 30, 2022 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Difference	2023	2022	Difference
Fiduciary income	$1,736	1,513	223	5,263	4,851	412
Service charges and fees on deposit accounts	1,397	1,706	(309)	4,324	4,658	(334)
Bank-owned life insurance income	282	269	13	830	803	27
Gains from sales of loans	29	—	29	38	188	(150)
Other operating income	134	93	41	350	159	191
Total non-interest income	$3,578	3,581	(3)	10,805	10,659	146

Reasons for changes include:
•Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value are due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets.
•Service charges and fees on deposit accounts decreased primarily due to decreases in most fee categories, including fees received from check cards, overdraft fees, ATM usage fees, and deposit accounts in general.
•Gains from sales of loans decreased during the nine month-period primarily due to a lower volume of residential real estate loans sold.
•Other operating income increased primarily because of realized and unrealized net gains on equity securities due to a partial recovery in market values.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Interest Expense

A comparison of non-interest expense for the three and nine months ended September 30, 2023 and September 30, 2022 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Difference	2023	2022	Difference
Salaries and employee benefits	$7,044	7,062	(18)	21,454	21,291	163
Equipment expenses	397	398	(1)	1,175	1,234	(59)
Occupancy expense, net	805	790	15	2,367	2,300	67
State financial institutions tax	396	439	(43)	1,189	1,312	(123)
Marketing	223	215	8	735	845	(110)
Amortization of intangibles	113	113	—	336	365	(29)
FDIC insurance premiums, net	224	137	87	663	397	266
Contracted services	671	613	58	1,978	1,902	76
Other real estate owned, net	1	5	(4)	3	(874)	877
Merger-related expenses	302	—	302	742	—	742
Other non-interest expense	2,068	2,578	(510)	6,205	7,297	(1,092)
Total non-interest expense	$12,244	12,350	(106)	36,847	36,069	778

Reasons for changes include:
•FDIC insurance premiums increased because of a two basis point increase in the FDIC's initial base deposit insurance assessment rate that took effect at the beginning of 2023.
•Other real estate owned increased during the nine-month period because the 2022 period benefited from an $889,000 gain recognized on the sale of other real estate owned.
•Merger-related expenses reflect costs incurred in connection with the acquisition of Cincinnati Bancorp, Inc., which closed in the fourth quarter of 2023.
•Other non-interest expense decreased in 2023 primarily due to the absence of losses recognized during the 2022 periods on the sale of two decommissioned office buildings, one recognized during the second quarter 2022 and the other recognized during the third quarter 2022. The 2023 nine-month period also benefited from a $425,000 gain recognized on the sale of LCNB's Hunter property located in Franklin, Ohio.

Income Taxes

LCNB's effective tax rate for the three and nine months ended September 30, 2023 was 18.9% and 18.2%, respectively, compared to 18.3% and 17.9% for the respective three and nine months ended September 30, 2022.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition

A comparison of balance sheet line items at September 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

	September 30, 2023	December 31, 2022	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$43,422	22,701	20,721	91.28%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,254	2,273	(1,019)	(44.83)%
Equity securities without a readily determinable fair value, at cost	2,099	2,099	—	—%
Debt securities, available-for-sale, at fair value	274,500	289,850	(15,350)	(5.30)%
Debt securities, held-to-maturity, net, at cost	19,006	19,878	(872)	(4.39)%
Federal Reserve Bank stock, at cost	4,652	4,652	—	—%
Federal Home Loan Bank stock, at cost	7,583	4,415	3,168	71.76%
Loans, net	1,450,472	1,395,632	54,840	3.93%
Premises and equipment, net	33,288	33,042	246	0.74%
Operating lease right-of-use assets	6,093	6,525	(432)	(6.62)%
Goodwill	59,221	59,221	—	—%
Core deposit and other intangibles	1,351	1,827	(476)	(26.05)%
Bank-owned life insurance	45,128	44,298	830	1.87%
Interest receivable	8,087	7,482	605	8.09%
Other assets	25,512	25,503	9	0.04%
Total assets	$1,981,668	1,919,398	62,270	3.24%

LIABILITIES:
Deposits:
Non-interest-bearing	$453,146	505,824	(52,678)	(10.41)%
Interest-bearing	1,163,744	1,099,146	64,598	5.88%
Total deposits	1,616,890	1,604,970	11,920	0.74%
Short-term borrowings	30,000	71,455	(41,455)	(58.02)%
Long-term debt	112,641	19,072	93,569	490.61%
Operating lease liabilities	6,317	6,647	(330)	(4.96)%
Accrued interest and other liabilities	14,471	16,579	(2,108)	(12.71)%
Total liabilities	1,780,319	1,718,723	61,596	3.58%

SHAREHOLDERS' EQUITY:
Common shares	144,865	144,069	796	0.55%
Retained earnings	143,211	139,249	3,962	2.85%
Treasury shares, at cost	(56,015)	(52,689)	(3,326)	6.31%
Accumulated other comprehensive loss, net of taxes	(30,712)	(29,954)	(758)	2.53%
Total shareholders' equity	201,349	200,675	674	0.34%
Total liabilities and shareholders' equity	$1,981,668	1,919,398	62,270	3.24%

Reasons for changes include:
•Available-for-sale debt securities decreased due to maturities, paydowns, calls, and decreases in market valuation. There were no security purchases during 2023.
•Federal Home Loan Bank stock increased due to the purchase of additional stock to support additional short-term borrowings and long-term debt, partially offset by the FHLB's repurchase of excess stock.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Net loans increased primarily due the origination of new loans, partially offset by payments and payoffs received from borrowers. Also offsetting the increase was a $2.3 million increase in the allowance for credit losses primarily due to adoption of ASC 326.
•Total deposits increased slightly during the first nine months of 2023. There was, however significant movement from non-interest-bearing deposits to interest-bearing deposits during 2023, reflecting the increase in market rates.
•Long-term debt increased due to additional advances from the FHLB of Cincinnati. The new debt was used to pay down short-term borrowings and to support an increase in liquidity and loan portfolio growth.
•Accrued interest and other liabilities decreased due to a combination of decreases in accrued bonuses and a decrease in LIHTC liabilities due to funding payments made during the first nine months of 2023, partially offset by an increase in accrued interest payable on deposits and borrowings.
•Treasury shares increased because of the repurchase of 199,913 shares of common stock during the first nine months of 2023, which represents almost 1.8% of the shares outstanding at December 31, 2022.
•Accumulated other comprehensive loss, net of taxes increased because of continuing declines in the market valuation of LCNB's available-for-sale debt security investments.

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

Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option and the full impact of adopting ASC 326 is included in regulatory capital as of September 30, 2023.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Regulatory Capital:
Shareholders' equity	$210,202	213,052
Goodwill and other intangibles	(59,841)	(60,177)
Accumulated other comprehensive loss, net	30,709	29,945
Tier 1 risk-based capital	181,070	182,820
Eligible allowance for credit losses	8,197	5,646
Total risk-based capital	$189,267	188,466
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	11.72%	11.94%
Tier 1 Capital to risk-weighted assets	11.72%	11.94%
Total Capital to risk-weighted assets	12.25%	12.31%
Leverage	9.32%	9.72%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the September 30, 2023 regulatory capital calculations.

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

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, as well as meeting LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, short-term and overnight line of credit arrangements with correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios.

LCNB's depositors include consumers, businesses, non-profit organizations, and public entities such as municipalities, school districts, and county governments. A diverse portfolio of deposit products includes checking accounts, savings accounts, IRAs, and certificates of deposits of various maturities. Management closely monitors local deposit rates offered by various institutions and adjusts rates as needed. Deposit funding levels and the related interest costs are reviewed regularly and compared to alternate sources of funding, primarily long- and short-term borrowings. LCNB has not entered the brokered CD market, but monitors it as a potential alternative funding source. LCNB's does not have a concentration in any deposit sector.
Total remaining borrowing capacity with the Federal Home Loan Bank at September 30, 2023 was approximately $61.1 million. Additional borrowings of approximately $80.0 million were available through overnight line of credit arrangements with correspondent banks at September 30, 2023 and another $5.0 million was available through a revolving line of credit arrangement with a correspondent bank.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Bank Term Funding Program ("BTFP") is an emergency lending program created by the Federal Reserve in March 2023 in response to two bank failures that occurred that month and was designed to provide emergency liquidity to depository institutions. The BTFP offers loans of up to one year in length to depository institutions that pledge U.S. Treasury securities, agency securities, mortgage-backed securities, and other qualifying securities as collateral for the loans. The BTFP is scheduled to discontinue on March 11, 2024 unless renewed by the Federal Reserve. To date, LCNB management has chosen not to participate in the BTFP, but monitors the program as a potential future funding source.

Management closely monitors the level of liquid assets available to meet ongoing funding needs.  It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost.  See NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES of this document for information on LCNB's commitments to extend credit and fund unused lines of credit. LCNB experienced no liquidity or operational problems as a result of current liquidity levels.

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2023 IRSA indicates that an increase in interest rates will have a negative effect on NII and a decrease in interest rates will have a positive effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII	Limits
	(Dollars in thousands)
Up 300	59,964	(3,194)	(5.06)%	20%
Up 200	60,968	(2,190)	(3.47)%	15%
Up 100	61,881	(1,277)	(2.02)%	10%
Base	63,158	—	—%	—%
Down 100	63,518	360	0.57%	10%
Down 200	64,348	1,190	1.88%	15%
Down 300	65,157	1,999	3.17%	20%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2023 EVE analysis indicates that an increase in interest rates of 200 or 300 basis points will have a negative effect on the EVE and an increase in interest rates of 100 basis points or a decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all upward rate shocks are within LCNB's acceptable ranges. The changes in the EVE for all downward rate shocks are outside LCNB's acceptable ranges as shown below. Management has determined the downward shifts to be acceptable due to the positive nature of the results.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE	Limits
	(Dollars in thousands)
Up 300	136,743	(14,441)	(9.55)%	25%
Up 200	147,303	(3,881)	(2.57)%	20%
Up 100	157,254	6,070	4.01%	15%
Base	151,184	—	—%	—%
Down 100	174,669	23,485	15.53%	15%
Down 200	182,618	31,434	20.79%	20%
Down 300	191,607	40,423	26.74%	25%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2023, LCNB's disclosure controls and procedures were effective.

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

Risks Related to Recent Events Impacting the Financial Services Industry
Recent events impacting the financial services industry, including the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank, have led to a decrease in confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as caused significant disruption, volatility, and reduced valuations of equity and other securities of banks and bank holding companies in the capital markets. These events are occurring during a period of continued rises to interest rates which, among other things, have resulted in unrealized losses in longer-duration securities and loans held by banks, increased competition for bank deposits, and the possibility of an increase in the risk of a potential recession. These recent events have, and could continue to have, an adverse impact on the market price and volatility of LCNB's common stock.

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

The following table sets forth information relating to repurchases made under the February 27, 2023 plan during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2023	—	$—	—	315,047
August 1 - 31, 2023	—	$—	—	315,047
September 1 - 30, 2023	—	$—	—	315,047

LCNB CORP. AND SUBSIDIARIES

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 8, 2023	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

November 8, 2023	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer