Form 10-K
period 2023-12-31
LCNB CORP
filed 2024-03-15
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2023, determined using a per share closing price on that date of $14.76 as quoted on the NASDAQ Capital Market, was $154,001,456.

As of March 15, 2024, 13,224,276 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 22, 2024, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2023 are incorporated by reference into Part III.

LCNB CORP.
For the Year Ended December 31, 2023

LCNB CORP. AND SUBSIDIARIES

PART I

Glossary of Abbreviations and Acronyms

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
BSA	Bank Secrecy Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
Citizens National	Citizens National Bank
CFB	Columbus First Bancorp, Inc.
CNNB	Cincinnati Bancorp, Inc.
Company	LCNB Corp. and its consolidated subsidiaries as a whole
CRA	Community Reinvestment Act of 1977
DCF	Discounted Cash Flow
DDA	Demand Deposit Account
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Eaton National	Eaton National Bank & Trust Co.
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
First Capital	First Capital Bancshares, Inc.
FOMC	Federal Open Market Committee of the Federal Reserve System
GAAP	Generally Accepted Accounting Principles
HTM	Held-to-Maturity
ICS	Insured Cash Sweep
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LDA	Loss Driver Analysis
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
NOW	Negotiable Order of Withdrawal
OCC	Office of the Comptroller of the Currency
PCD	Purchased Credit Deteriorated
PD	Probability of Default
PPP	Paycheck Protection Program
SEC	Securities and Exchange Commission
WARM	Weighted Average Remaining Maturity

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
2.LCNB’s ability to integrate recent and future acquisitions may be unsuccessful, or may be more difficult, time-consuming, or costly than expected;
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
8.LCNB may experience difficulties maintaining and growing loan and deposit balances;
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
12.adverse weather events and natural disasters and global and/or national epidemics could negatively affect LCNB's customers given its concentrated geographic scope, which could impact LCNB's operating results; and
13.government intervention in the U.S. financial system, including the effects of legislative, tax, accounting, and regulatory actions and reforms, including the Dodd-Frank Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, changes in deposit insurance premium levels, and any such future regulatory actions or reforms.

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Primary Market Area

The Bank considers its primary market area to consist of counties where it has a physical presence and neighboring counties, which includes Southwestern and South Central Ohio and Northern Kentucky. At December 31, 2023, the Bank had:
•34 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Fayette, Franklin, Hamilton, Montgomery, Preble, and Ross Counties in Ohio and one office in Boone County, Kentucky,
•an Operations Center in Warren County, Ohio,
•a lot currently undergoing construction for a future office that will replace the current downtown Chillicothe, Ohio office,
•and 38 ATMs.

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

The Bank seeks to minimize the competitive effect of other financial institutions through a community banking approach that emphasizes direct customer access to the Bank's CEO and other officers in an environment conducive to friendly, informed, and courteous personal services.  Management believes that the Bank is well-positioned to compete successfully in its primary market area.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, availability of electronic banking services, the quality and scope of the services rendered, and the convenience of banking facilities and electronic banking technologies.

LCNB CORP. AND SUBSIDIARIES

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

On October 18, 2022, the FDIC issued a final rule that increased the initial base deposit insurance assessment rate paid by insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. According to the FDIC, the new assessment rate increases the likelihood that its designated reserve ratio will reach the required minimum level of 1.35% by the statutory deadline of September 30, 2028 and will support progress toward achieving the long-term goal of a 2% ratio. The increase will remain in effect until the long-term goal of a 2% FDIC designated reserve ratio is achieved. Progressively lower assessment rates will take effect when the reserve ratio reaches 2% and again when the reserve ratio reaches 2.5%.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, an FDIC-insured depository institution can be held liable for any losses incurred by the FDIC in connection with (1) the “default” of one of its FDIC-insured subsidiaries or (2) any assistance provided by the FDIC to one of its FDIC-receivers. “In danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. LCNB has never received an "in danger of default" categorization.

Dividends

LCNB Corp. is a legal entity separate and distinct from the Bank. LCNB Corp. receives most of its revenue from dividends paid to it by the Bank. During the years ended December 31, 2023, 2022, and 2021, dividends paid by LCNB National Bank to LCNB Corp. totaled $29,000,000, $16,950,000, and $15,000,000, respectively.

LCNB CORP. AND SUBSIDIARIES

Described below are some of the laws and regulations that apply when either LCNB Corp. or the Bank pay or is paid dividends.

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

To pay dividends, the Bank must maintain adequate capital above regulatory guidelines. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank would be “undercapitalized.” National banks are required by federal law to obtain the prior approval of the OCC in order to declare and pay dividends if the total of all dividends declared in any calendar year would exceed the total of (1) such bank’s net profits (as defined and interpreted by regulation) for that year plus (2) its retained net profits (as defined and interpreted by regulation) for the preceding two calendar years, less any required transfers to surplus. If dividends exceed net profit for a year, a bank is generally not required to carry forward the negative amount resulting from such excess if the bank can attribute the excess to the preceding two years. If the excess is greater than the bank's previously undistributed net income for the preceding two years, prior OCC approval of the dividend is required and a negative amount would be carried forward in future dividend calculations. In addition, these banks may only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

See Note 15 - Regulatory Matters and Impact on Payment of Dividends of the consolidated financial statements for more information concerning LCNB's compliance with regulatory capital ratios.
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

Under current regulations, the Bank was “well capitalized” as of December 31, 2023.

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

On October 24, 2023, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC released a final rule that significantly changes how all but the smallest banks will be evaluated for compliance with the CRA. Under the new regulations, banks with $2 billion or more in assets will be evaluated under a Retail Lending Test, a Retail Services and Products Test, a Community Development Financing Test, and a Community Development Services Test. Banks with total assets of $600 million or more and less than $2 billion will be evaluated under the Retail Lending Test and, at the bank's option, either the current Intermediate Bank Community Development Test or the new Community Development Financing Test. The final rule takes effect on April 1, 2024 with staggered compliance dates of January 1, 2026 and January 1, 2027.

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

LCNB CORP. AND SUBSIDIARIES

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

LCNB CORP. AND SUBSIDIARIES

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

Human Capital

As of December 31, 2023, LCNB employed 345 full-time and 35 part-time employees working throughout the ten Ohio counties and one Kentucky county in which LCNB operates. LCNB considers these individuals the most important influence contributing to the Bank’s success and is committed to investing in their ongoing growth and development.

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

LCNB places a high priority on training and development and has enjoyed a long history of promoting from within the organization, as evidenced by the executive management team, which averages 23 years of tenure with LCNB. Through a blend of strong internal talent and diverse new talent, the Bank has been able to successfully navigate the ongoing challenges related to talent depth. As LCNB grows and develops new products and services, the Bank continues to seek innovative, cost effective, and efficient ways to educate and develop its employees. Through a blend of online education, interactive training sessions, and experiential learning, LCNB provides opportunities for those who desire to fine-tune existing skills as well as those who desire to prepare for the next steps along their career path.

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

LCNB CORP. AND SUBSIDIARIES

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

Fostering and enhancing a culture of open and transparent communication remains extremely important to the Bank. In 2020, the Bank initiated quarterly Town Hall Meetings and weekly informational emails from senior management that allowed all employees to participate and receive information. These initiatives were very valuable during the COVID-19 pandemic and the Bank continues both to this day. The Bank will do the same in 2024 along with some smaller scheduled group meetings at various locations within our market areas to further communicate important initiatives and information. In addition, senior management is available to participate in department and branch staff meetings upon request.

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

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of debt securities at December 31, 2023, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations. Weighted average yield is based on amortized cost.

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$6,591	6,418	0.83%	$—	—	—%
One to five years	67,813	61,784	1.08%	—	—	—%
Five to ten years	—	—	—%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	74,404	68,202	1.06%	—	—	—%

U.S. Agency notes:
Within one year	9,037	8,705	0.44%	—	—	—%
One to five years	74,970	67,641	1.05%	—	—	—%
Five to ten years	4,971	4,555	2.87%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	88,978	80,901	1.09%	—	—	—%

Corporate bonds:
Within one year	—	—	—%	—	—	—%
One to five years	—	—	—%	—	—	—%
Five to ten years	7,450	6,534	4.24%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total corporate bonds	7,450	6,534	4.24%	—	—	—%

Municipal securities, tax-exempt (1):
Within one year	837	830	3.01%	1,469	1,442	3.08%
One to five years	3,262	3,208	2.75%	1,319	1,270	3.16%
Five to ten years	3,317	3,133	2.38%	2,456	2,339	4.63%
After ten years	—	—	—%	8,336	7,661	4.48%
Total Municipal securities	7,416	7,171	2.62%	13,580	12,712	4.23%

Municipal securities, taxable:
Within one year	2,731	2,685	2.59%	—	—	—%
One to five years	23,370	21,790	2.20%	—	—	—%
Five to ten years	18,822	16,528	2.15%	393	348	2.96%
After ten years	—	—	—%	2,890	2,619	6.45%
Total Municipal securities	44,923	41,003	2.20%	3,283	2,967	6.03%

U.S. Agency mortgage-backed securities	81,634	72,790	2.22%	—	—	—%

Totals	$304,805	276,601	1.66%	16,863	15,679	4.58%

(1) Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 21.0% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2023.

LCNB CORP. AND SUBSIDIARIES

Loan Portfolio

The following table summarizes loan maturities and sensitivities to interest rate change at December 31, 2023 (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Totals
Maturing in one year or less	$18,820	39,071	8,113	1,824	7,035	82	74,945
Maturing after one year through five years	74,559	131,584	14,743	17,457	2,172	—	240,515
Maturing after five years through 15 years	27,162	452,686	143,891	6,319	1,793	—	631,851
Maturing after 15 years	—	482,303	293,857	—	—	—	776,160
Totals	$120,541	1,105,644	460,604	25,600	11,000	82	1,723,471

Loans maturing beyond one year:
Fixed rate	$45,638	349,387	223,198	23,776	3,044	—	645,043
Variable rate	56,083	717,186	229,293	—	921	—	1,003,483
Totals	$101,721	1,066,573	452,491	23,776	3,965	—	1,648,526

Allocation of the Allowance for Credit Losses on Loans

The following table presents the allocation of the allowance for credit losses on loans:

	At December 31,
	2023		2022		2021
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,039	7.0%	$1,300	8.6%	$1,095	7.4%
Commercial, secured by real estate	5,414	64.3%	3,609	66.9%	3,607	64.9%
Residential real estate	3,816	26.6%	624	21.8%	665	24.4%
Consumer	238	1.5%	86	2.0%	105	2.5%
Agricultural	18	0.6%	22	0.7%	30	0.8%
Other loans, including deposit overdrafts	—	—%	5	—%	4	—%
Total	$10,525	100.0%	$5,646	100.0%	$5,506	100.0%

Ratio of the allowance for credit losses to total loans outstanding	0.61%		0.40%		0.40%
Ratio of the allowance for credit losses to total non-accrual loans	13,090.42%		1,443.99%		371.71%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The estimated amount of uninsured deposits including related interest accrued and unpaid was $203.9 million and $212.7 million at December 31, 2023 and 2022, respectively.

LCNB CORP. AND SUBSIDIARIES

The following table presents an estimate of the contractual maturities of time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2023:

(In thousands)
Maturity within 3 months	$1,661
After 3 but within 6 months	9,236
After 6 but within 12 months	17,339
After 12 months	8,475
$36,711

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

Risks Related to Economic and Market Conditions

Outbreaks of communicable diseases, (such as COVID-19 and its variants), have led to periods of significant volatility in financial and other markets, adversely affected our ability to conduct normal business, adversely affected our clients, and may harm our businesses, financial condition and results of operations.
Pandemics and widespread outbreaks of communicable diseases (such as COVID-19, influenza and other respiratory diseases) have caused and may continue to cause significant disruption in the international and United States economies and financial markets, including in the regions in which the Company operates. The spread of these diseases, including COVID variants, has caused illness and death and led to quarantines, cancellation of events and travel, business shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, periodically took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues resulted in significant adverse effects for many different types of businesses, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate, which, in turn, impacted our customer base. To the extent similar widespread health related events occur in the future, we could experience material and adverse effects on our business, operations, operating results, financial condition, liquidity, and capital levels as a result.
.
Weakness in the economy and in the real estate market, including weakness specific to LCNB's geographic footprint, may negatively affect it's financial condition and earnings.
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

If the strength of the United States economy in general and the strength of the local economies in which LCNB conducts operations, which are primarily in Southwestern and South Central Ohio and Northern Kentucky, decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on the loan portfolio and allowance for credit losses. These factors could also result in higher delinquencies and greater charge-offs in future periods, which would materially affect LCNB's financial condition and results of operations.

There is no assurance that LCNB's loan borrowers will not experience financial difficulties or that properties securing loans will not suffer deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may result in increased charge-offs. These fluctuations are

LCNB CORP. AND SUBSIDIARIES

not predictable, cannot be controlled, and may have a material impact on LCNB's operations and financial condition even if other favorable events occur.

Declining values of real estate, increases in unemployment, insurance market disruptions, and the related effects on local economies may increase LCNB's credit losses, which would negatively affect financial results.
LCNB offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many loans are secured by real estate (both residential and commercial) within LCNB's market area. A major change in the real estate market, such as deterioration in the value of collateral or in the local or national economy, could affect LCNB's ability to liquidate foreclosed property, which in turn could impact LCNB's results of operations and financial condition. Additionally, increases in unemployment also may affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment may result in loan defaults and foreclosures and may impair the value of loan collateral. Loan defaults and foreclosures are unavoidable in the banking industry. LCNB cannot fully eliminate credit risk and, as a result, credit losses may increase in the future.

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

Approximately 98.2% of our total commercial loans or about 64.3% of our total loans relate to commercial real estate. The repayment of loans secured by commercial real estate is often dependent upon the successful operation, development, or sale of the related real estate or commercial business and may, therefore, be subject to adverse conditions in the real estate market or economy. If the cash flow from operations is reduced, the borrower’s ability to repay the loan may deteriorate. In such cases, LCNB may take actions to protect its financial interest in the loan.  Such actions may include foreclosure on the real estate securing the loan, taking possession of other collateral that may have been pledged as security for the loan, or modifying the terms of the loan.  If foreclosed on, commercial real estate is often unique and may be difficult to liquidate.

Future growth and expansion opportunities may contain risks that could negatively affect us.
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

Liquidity risk could impair LCNB's ability to fund operations and could jeopardize financial results.
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
LCNB’s success depends, in large part, on its ability to attract, retain, motivate, and develop key employees. Competition for key employees is ongoing and LCNB may not be able to attract, retain, or hire the key employees who are wanted or needed, which may also negatively impact its ability to execute identified business strategies. Because LCNB operates primarily in Southwestern and South Central Ohio and Northern Kentucky, its hiring pool is also limited by those markets. Competition for key employees may require LCNB to offer higher compensation to attract or retain key employees, which may adversely affect salaries and employee benefit costs.

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
The Bank is subject to regulations requiring it to satisfy minimum capital requirements, see Note 15 - Regulatory Matters and Impact on Payment of Dividends of the consolidated financial statements for more information. While management expects that LCNB's capital ratios under Basel III will continue to exceed well capitalized minimum capital requirements, there can be no assurance that such will be the case. If LCNB is unable to meet or exceed applicable minimum capital requirements, it may become subject to supervisory actions including, but not limited to, requirements to raise additional capital or dispose of assets, the loss of its financial holding company status, limitations on its ability to engage in new acquisitions or new activities, or other informal or formal regulatory enforcement actions.

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

Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses. Because LCNB has a significant amount of commercial and residential real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. As a result, LCNB may need to increase its allowance for credit losses, negatively affecting earnings.

LCNB’s earnings are significantly affected by market interest rates.
The FOMC increased the Federal Funds target range by 425 basis points during 2022 in an effort to dampen increasing inflation rates and by another 100 basis points during 2023. Further rate increases may occur during 2024.

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

Increases in general interest rates could have a negative impact on LCNB’s results of operations by reducing the ability of borrowers to repay their current loan obligations.  Some residential real estate mortgage loans, most home equity line of credit loans, and many of LCNB’s commercial and industrial loans and commercial real estate loans have adjustable rates.  Borrower inability to make scheduled loan payments due to a higher loan cost could result in increased loan defaults, foreclosures, and write-offs and may necessitate additions to the allowance for credit losses.  In addition, increases in the general level of interest rates may decrease the demand for new consumer and commercial loans, thus limiting LCNB’s growth and profitability.  A general increase in interest rates may also result in deposit disintermediation, which is the flow of deposits away from banks and other depository institutions into direct investments that have the potential for higher rates of return, such as stocks, bonds, and mutual funds.   If this occurs, LCNB may have to rely more heavily on borrowings as a source of funds in the future, which could negatively impact its net interest margin.

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
LCNB conducts its operations from offices that are located in nine Southwestern Ohio counties, in Franklin County, Ohio, and in Boone County, Kentucky, from which substantially all of its customer base is drawn. Because of this geographic concentration of operations and customer base, LCNB's financial performance is heavily influenced by economic conditions in these areas. Any material deterioration in economic conditions in these markets could have material direct or indirect adverse impacts on LCNB's customers and on LCNB. Such deterioration could increase the number of customers experiencing financial distress, negatively impacting their ability to obtain new loans or to repay existing loans. As a result, LCNB may experience increases in the levels of impaired loans, increased charge-offs, and increased provisions for loan losses. Deteriorating economic conditions may also affect the ability of depositors to maintain or add to deposit balances and may affect the demand for loans, Wealth Management, brokerage, and other products and services offered by LCNB. Such losses and decreased demand could have material adverse effects on LCNB's financial position, results of operations, and cash flows.

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

The allowance for credit losses may be inadequate.
The provision for credit losses is determined by management based upon its evaluation of the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio.  In addition to historic charge-off percentages, factors taken into consideration to determine the adequacy of the allowance for credit losses include the nature, volume, and consistency of the loan portfolio, overall portfolio quality, a review of specific problem loans, the fair value of any underlying collateral, borrowers’ cash flows, and current economic conditions that may affect borrowers’ ability to make payments.  Increases in the allowance result in an expense for the period.   By its nature, the evaluation is imprecise and requires significant judgment.  Actual results may vary significantly from management’s assumptions.  If, as a result of general economic conditions or a decrease in asset quality, management determines that additional increases in the allowance for credit losses are necessary, LCNB will incur additional expenses.

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
Deposits of LCNB are insured up to statutory limits by the FDIC and, accordingly, LCNB and other banks and financial institutions pay quarterly premiums to the FDIC to maintain the DIF. On October 18, 2022, the FDIC issued a final rule that increased the initial base deposit insurance assessment rate paid by insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The likelihood and extent of any further rate increases in the future are indeterminable.

Failure to adopt new technologies may result in customer dissatisfaction.
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

Emergence of non-bank alternatives to the financial system may result in customer disintermediation.
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

LCNB CORP. AND SUBSIDIARIES

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

Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the critical importance of cybersecurity in safeguarding our business operations, intellectual property, and sensitive information. Our cybersecurity risk management and strategy are integral to our overall risk management framework. The following outlines our approach to identifying, assessing, and mitigating cybersecurity risks.

We conduct regular risk assessments to identify and evaluate potential cybersecurity threats and vulnerabilities. Our assessments consider the evolving threat landscape, the sensitivity of our data, and the potential impact on business operations. These risk assessments help us develop our Information Security Program.

We leverage threat intelligence sources to stay informed about emerging cyber threats. This proactive approach allows us to anticipate and respond to potential risks promptly.

Our cybersecurity controls are designed to protect against unauthorized access, data breaches, and other cyber threats. These controls encompass a multi-layered defense strategy, including firewalls, intrusion detection systems, encryption, and continuous monitoring.

We recognize that employees are a critical line of defense. Regular training programs ensure that our staff is aware of cybersecurity best practices, social engineering tactics, and the importance of safeguarding sensitive information. In the event of a cybersecurity incident, we have a well-defined incident response plan. This plan includes a structured approach to containing, eradicating, and recovering from the incident, as well as communication protocols with stakeholders.

To further mitigate the potential financial impacts of cybersecurity incidents, we maintain cybersecurity insurance coverage. This coverage is regularly reviewed and adjusted to align with the evolving threat landscape and our risk profile.

We are committed to a culture of continuous improvement in our cybersecurity practices. Regular evaluations, feedback mechanisms, and participation in industry collaborations help us adapt and enhance our strategy in response to emerging threats.

Our cybersecurity risk management and strategy reflect our dedication to maintaining the confidentiality, integrity, and availability of our information assets. We believe that our proactive approach positions us well to navigate the evolving cybersecurity landscape.

Governance

Our cybersecurity strategy is underpinned by a robust governance framework overseen by the Board of Directors. The Board plays an active role in shaping cybersecurity policies, conducting regular reviews of the effectiveness of our cybersecurity program, and ensuring its alignment with overarching business objectives. This governance ensures a comprehensive and proactive approach to managing cybersecurity risks.

The Privacy Committee, in conjunction with the Information Security Officer, plays a pivotal role in the assessment and management of cybersecurity risks. Regular committee meetings are conducted to discuss and analyze the evolving threat landscape. These meeting minutes are systematically reported up to the Executive and Board levels, ensuring that key decision-makers are well-informed and can provide strategic guidance.

LCNB CORP. AND SUBSIDIARIES

Our first line of defense against cybersecurity threats involves leveraging our workforce and engaging various Third Parties. Employees play a crucial role in maintaining a vigilant stance, while external partners contribute specialized expertise to enhance our overall cybersecurity posture. This collaborative approach strengthens our defense mechanisms against evolving cyber threats.

Internal and external audits serve as essential tools to evaluate the efficacy of our cybersecurity processes. These audits are conducted periodically to identify vulnerabilities, assess compliance with established policies, and ensure the effectiveness of implemented security controls. The insights gained from audits contribute to the continuous improvement and refinement of our cybersecurity measures.

Our bank is equipped with a cadre of IT professionals boasting extensive industry experience in cybersecurity. These dedicated individuals bring years of knowledge to the table, staying abreast of the latest developments in the field. Their expertise enhances our ability to address emerging threats proactively and reinforces the resilience of our cybersecurity framework.

In summary, our governance structure ensures that cybersecurity is a top-level priority, with the Board, committees, employees, and external partners collaborating seamlessly to safeguard our systems and data. Through continuous evaluation, robust defense mechanisms, and a skilled workforce, we remain committed to maintaining the highest standards of cybersecurity in alignment with our business objectives.

Item 2.  Properties

LCNB owns its main office in Lebanon, Ohio, which is approximately 28,000 square feet and houses its executive, wealth management, and certain administrative personnel. LCNB owns an additional 26 branch locations and leases an additional seven branch locations, pursuant to operating leases. The Main Office and Oxford, Ohio locations have excess space that is currently being leased to third parties. An operations center in Lebanon, Ohio is currently being leased from the Warren County Port Authority. Upon expiration of the lease in 2027, LCNB has the option to purchase the property for $1.00. LCNB is currently constructing a new office in Chillicothe, Ohio, which will replace the current downtown Chillicothe Office. Management believes that LCNB's banking and other offices are in good condition and suitable to its needs.

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

Not Applicable.

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

LCNB had approximately 1,056 registered holders of its common stock as of March 14, 2024. The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market® exchange under the symbol “LCNB.”

LCNB depends on dividends from the Bank for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders. National banking law limits the amount of dividends the Bank may pay to the sum of retained net income, as defined, for the current year plus retained net income for the previous two calendar years. Prior approval from the OCC, the Bank’s primary regulator, would be necessary for the Bank to pay dividends in excess of this amount. If dividends exceed retained net income for a year, a bank is generally not required to carry forward the negative amount resulting from such excess if the bank can attribute the excess to the preceding two years. If the excess is greater than the bank's previously undistributed net income for the preceding two years, prior OCC approval of the dividend is required and a negative amount would be carried forward in future dividend calculations. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.

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

On February 27, 2023, LCNB's Board of Directors authorized a new Issuer Stock Repurchase Plan Agreement (the “Plan”). Under the terms of the Plan, LCNB is authorized to repurchase up to 500,000 of its outstanding common shares. The Plan replaced and superseded LCNB’s prior Issuer Stock Repurchase Plan Agreement, which was adopted in May 27, 2022.

Under the Plan, LCNB may purchase common shares through various means such as open market transactions, including block purchases and privately negotiated transactions. The number of shares repurchased and the timing, manner, price, and amount of any repurchases will be determined at LCNB's discretion. Factors include, but are not limited to, share price, trading volume, and general market conditions, along with LCNB’s general business conditions. The Plan may be suspended or discontinued at any time and does not obligate LCNB to acquire any specific number of its common shares.

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

No purchases were made under the Program during the three months ended December 31, 2023. The maximum number of shares that may yet be purchased under the Program is 315,047.

LCNB CORP. AND SUBSIDIARIES

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite Index and the S&P U.S. BMI Banks - Midwest Region Index.  This graph covers the period from December 31, 2018 through December 31, 2023.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2018 in LCNB common stock, the NASDAQ Composite Index, and the S&P U.S. BMI Banks - Midwest Region Index and that all dividends were reinvested.

		Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
LCNB Corp.	$100.00	132.62	105.83	146.87	141.92	131.31
NASDAQ Composite Index	$100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks - Midwest Region Index	$100.00	130.10	111.85	147.78	127.53	130.20

Source: S&P Global Market Intelligence
© 2024

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

Overview

Net income for 2023 was $12,628,000 (basic and diluted earnings per share of $1.10), compared to $22,128,000 (basic and diluted earnings per share of $1.93) in 2022 and $20,974,000 (basic and diluted earnings per share of $1.66) in 2021.

The following items affected financial position and results of operations for the years indicated:
•Cincinnati Bancorp, Inc. merged with and into LCNB Corp. on November 1, 2023.
•Eagle Financial Bancorp, Inc. is expected to merge with and into LCNB Corp. during the second quarter 2024.
•Merger related expenses connected with the above two acquisitions totaled $4,656,000 during 2023.
•Net interest income in 2023 was $56,349,000, compared to $61,042,000 in 2022 and $57,124,000 in 2021.
•The provision for credit losses in 2023 totaled $2,077,000, compared to a provision of $250,000 for 2022 and a recovery of $269,000 for 2021. Included in the provision for credit losses for 2023 was a $1,722,000 provision expense related to loans acquired through the Cincinnati Federal acquisition that were not considered purchased with credit deterioration ("non-PCD loans").
•Net gains from sales of loans totaled $697,000 in 2023, $196,000 in 2022, and $852,000 in 2021. Gains were lower in 2022 primarily due to the volume of loans sold.
•Other non-interest expense for 2023 was partially offset by a $425,000 gain recognized on the sale of an office building as a result of LCNB's branch consolidation strategy.
•Other non-interest expense for 2022 included $471,000 in losses from the sales of two office buildings as a result of LCNB's branch consolidation strategy.
•Other non-interest expense for 2022 was partially offset by an $889,000 gain recognized from the sale of other real estate owned.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2023			2022			2021
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans (1)	$1,467,981	$71,894	4.90%	$1,380,272	$59,247	4.29%	$1,329,072	$56,142	4.22%
Interest-bearing demand deposits	13,039	734	5.63%	9,027	166	1.84%	14,876	48	0.32%
Federal Reserve Bank stock	4,722	283	5.99%	4,652	279	6.00%	4,652	279	6.00%
Federal Home Loan Bank stock	8,293	590	7.11%	4,716	196	4.16%	5,203	104	2.00%
Investment securities:
Equity securities	3,879	175	4.51%	4,451	85	1.91%	4,576	72	1.57%
Debt securities, taxable	277,157	5,235	1.89%	293,700	5,027	1.71%	272,251	3,668	1.35%
Debt securities, non-taxable (2)	24,031	871	3.62%	27,532	953	3.46%	32,937	1,094	3.32%
Total earning assets	1,799,102	79,782	4.43%	1,724,350	65,953	3.82%	1,663,567	61,407	3.69%
Non-earning assets	210,509			196,995			193,597
Allowance for credit losses	(8,046)			(5,629)			(5,701)
Total assets	$2,001,565			$1,915,716			$1,851,463

Interest-bearing demand and money market deposits	$535,865	7,850	1.46%	$516,949	1,372	0.27%	$463,636	556	0.12%
Savings deposits	398,299	725	0.18%	449,841	618	0.14%	407,298	599	0.15%
IRA and time certificates	233,604	7,996	3.42%	172,119	1,692	0.98%	214,344	2,423	1.13%
Short-term borrowings	75,383	4,060	5.39%	14,482	416	2.87%	821	6	0.73%
Long-term debt	56,798	2,619	4.61%	17,910	613	3.42%	16,148	469	2.90%
Total interest-bearing liabilities	1,299,949	23,250	1.79%	1,171,301	4,711	0.40%	1,102,247	4,053	0.37%
Noninterest-bearing demand deposits	472,232			513,400			482,402
Other liabilities	21,557			22,744			25,991
Capital	207,827			208,271			240,823
Total liabilities and capital	$2,001,565			$1,915,716			$1,851,463
Net interest rate spread (3)			2.64%			3.42%			3.32%
Net interest income and net interest margin on a tax equivalent basis (4)		$56,532	3.14%		$61,242	3.55%		$57,354	3.45%
Ratio of interest-earning assets to interest-bearing liabilities	138.40%			147.22%			150.93%
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

	For the years ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$3,930	8,717	12,647	2,187	918	3,105
Interest-bearing demand deposits	101	467	568	(26)	144	118
Federal Reserve Bank stock	4	—	4	—	—	—
Federal Home Loan Bank stock	203	191	394	(11)	103	92
Investment securities:
Equity securities	(12)	102	90	(2)	15	13
Debt securities, taxable	(293)	501	208	307	1,052	1,359
Debt securities, non-taxable (2)	(125)	43	(82)	(186)	45	(141)
Total interest income	3,808	10,021	13,829	2,269	2,277	4,546
Interest expense attributable to:
Interest-bearing demand and money market deposits	52	6,426	6,478	71	745	816
Savings deposits	(77)	184	107	60	(41)	19
IRA and time certificates	793	5,511	6,304	(440)	(291)	(731)
Short-term borrowings	3,016	628	3,644	349	61	410
Long-term debt	1,729	277	2,006	55	89	144
Total interest expense	5,513	13,026	18,539	95	563	658
Net interest income	$(1,705)	(3,005)	(4,710)	2,174	1,714	3,888
(1)Non-accrual loans, if any, are included in average loan balances.
(2)Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis.  Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21%.

2023 vs. 2022.  Net interest income on a fully tax-equivalent basis for 2023 totaled $56,532,000, a decrease of $4,710,000 from 2022.  The decrease resulted from an increase in total taxable-equivalent interest income of $13,829,000, which was more than offset by an increase in total interest expense of $18,539,000.

The increase in total interest income was due primarily to a $12,647,000 increase in interest income from loans due to an $87.7 million increase in average loans and to a 61 basis point increase in the average rate earned. Average loans increased due to organic growth in the portfolio and to loans acquired through the merger with CNNB.

The increase in total interest expense was primarily due to a $6,478,000 increase in interest paid on interest-bearing demand and money market deposits, a $6,304,000 increase in interest paid on IRA and time certificates, a $3,644,000 increase in interest paid on short-term borrowings, and a $2,006,000 increase in interest paid on long-term debt. Interest paid on interest-bearing demand and money market deposits increased due to an $18.9 million increase in average balances and to a 119 basis point increase in the average rate paid. Interest paid on IRA and time certificates increased due to a $61.5 million increase in average deposit balances and to a 244 basis point increase in the average rate paid. Interest paid on short-term borrowings increased due to a $60.9 million increase in average balances and to a 251 basis point increase in the average rate paid. Interest paid on long-term debt increased due to a $38.9 million increase in average balances and to a 119 basis point increase in the average rate paid.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increased rates paid on interest-bearing liabilities and the increased yield earned on interest-earning assets is largely the result of higher market interest rates that were caused by FOMC increases in the Targeted Federal Funds rate. The Targeted Federal Funds rate increased by 425 basis points during 2022 and by an additional 100 basis points during 2023.

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

The increase in total interest expense was primarily due to an $816,000 increase in interest paid on NOW and money market deposits, a $410,000 increase in interest paid on short-term borrowings, and a $144,000 increase in interest paid on long-term debt, partially offset by a $731,000 decrease in interest paid on IRA and time certificates. Interest paid on NOW and money market deposits increased due to a $53.3 million increase in average balances and to a 15 basis point increase in the average rate paid. Interest paid on IRA and time certificates decreased due to a $42.2 million decrease in average deposit balances and to a 15 basis point decrease in the average rate paid. Interest paid on short-term borrowings increased due to a $13.7 million increase in average balances and to a 214 basis point increase in the average rate paid. Interest paid on long-term debt increased due to a $1.8 million increase in average balances and to a 52 basis point increase in the average rate paid.

Allowance for Credit Losses

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
The total provision for credit losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. For analysis purposes, the loan portfolio is separated into pools of similar loans. These pools include commercial and industrial loans, owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, real estate loans secured by farms, real estate loans secured by multi-family dwellings, residential real estate loans secured by senior liens on 1-4 family dwellings, residential real estate loans secured by junior liens on 1-4 family dwellings, home equity line of credit loans, consumer loans, loans for agricultural purposes not secured by real estate, construction loans secured by 1-4 family dwellings, construction loans secured by other real estate, and several smaller classifications. Within each pool of loans, LCNB examines a variety of factors to determine the adequacy of the allowance for credit losses, including historic charge-off percentages, overall pool quality, a review of specific problem loans, current economic trends and conditions that may affect borrowers' ability to pay, and the nature, volume, and consistency of the loan pool.

LCNB recorded provisions for credit losses totaling $2,077,000 for 2023, compared to a $250,000 provision for 2022 and a $269,000 net recovery for 2021. Included in the provision for credit losses for 2023 was a $1,722,000 provision expense related to non-PCD loans acquired through the Cincinnati Federal acquisition. Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for 2023, 2022, and 2021 is as follows:

				Increase (Decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands)
Fiduciary income	$7,091	6,468	6,674	623	(206)
Service charges and fees on deposit accounts	5,856	6,190	6,036	(334)	154
Net gains on sales of debt securities	—	—	303	—	(303)
Bank owned life insurance income	1,136	1,074	1,074	62	—
Net gains from sales of loans	697	196	852	501	(656)
Other operating income	631	360	1,293	271	(933)
Total non-interest income	$15,411	14,288	16,232	1,123	(1,944)

Reasons for changes include:
•Fiduciary income increased during 2023 primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value are due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets. Fiduciary income decreased during 2022 primarily due to decreases in the fair values of trust and brokerage assets managed due to an overall decrease in the market values of equity and debt securities caused by general economic conditions. The decreases in fair value were partially offset by an increase in the number of wealth management accounts.
•Service charges and fees on deposit accounts decreased during 2023 primarily due to decreases in most fee categories, including fees received from check cards, ATM usage fees, and deposit account fees in general. Service charges and fees on deposit accounts increased during 2022 primarily due to an increase in the volume of overdraft fees collected and fees recognized in relation to the ICS deposit program, partially offset by an overall decrease in service charges collected on deposit accounts.
•Net gains from sales of loans were greater during 2023 and 2021 as compared to 2022 primarily due to the volume of loans sold.
•Other operating income increased in 2023 as compared to 2022 primarily because of realized and unrealized net gains on equity securities, reflecting a partial recovery in market values. Other operating income decreased in 2022 as compared to 2021 primarily because LCNB recognized $292,000 in losses on equity securities during 2022 as compared to $142,000 in gains during 2021. In addition, other operating income for 2021 included a one-time Ohio Financial Institutions Tax refund of $508,000.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for 2023, 2022, and 2021 is as follows:

				Increase (Decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(In thousands)
Salaries and employee benefits	$29,108	28,483	27,616	625	867
Equipment expenses	1,616	1,629	1,678	(13)	(49)
Occupancy expense, net	3,301	3,067	2,949	234	118
State financial institutions tax	1,628	1,740	1,758	(112)	(18)
Marketing	1,101	1,184	1,239	(83)	(55)
Amortization of intangibles	532	478	1,043	54	(565)
FDIC premiums	932	530	492	402	38
ATM expense	1,112	1,370	1,416	(258)	(46)
Computer maintenance and supplies	1,358	1,114	1,213	244	(99)
Contracted services	2,776	2,503	2,430	273	73
Other real estate owned, net	4	(866)	2	870	(868)
Merger-related expenses	4,656	—	—	4,656	—
Other non-interest expense	6,299	6,902	6,204	(603)	698
Total non-interest expense	$54,423	48,134	48,040	6,289	94

Reasons for changes include:
•Salaries and employee benefits were 2.2% greater in 2023 than in 2022 and 3.1% greater in 2022 than in 2021. The increase in 2023 was primarily due to overall wage and benefit increases, a higher number of employees during November and December as a result of the CNNB merger, and a higher amount recognized for 401-K plan matching. These increases were partially offset by decreased pension and health insurance expenses and to a higher amount of personnel expenses deferred during 2023 as a cost of loan originations. The increase in 2022 was primarily due to overall wage and benefit increases, increased compensation expense recognized on restricted stock grants, increased pension expense, and to a higher amount of personnel expenses deferred in 2021 attributable to the high volume of PPP loans originated in that period.
•Occupancy expense, net increased during 2023 and 2022 due to a higher amount of maintenance and repair costs on LCNB's properties in general as well as incremental expenses related to the CNNB acquisition in 2023.
•State financial institutions tax, which is based on year-end capital levels, decreased during 2023 as compared to 2022 due to reductions in capital caused by treasury share purchases during 2022 and a decrease in the fair value of debt securities during 2022, which was recorded net of taxes as an increase in accumulated other comprehensive loss, a component of capital.
•Amortization of intangibles decreased during 2022 as compared to 2021 because the core deposit intangibles from the First Capital Bancshares, Inc. and Eaton National Bank & Trust Co. acquisitions amortized in full during the first quarter of 2022.
•FDIC insurance premiums increased in 2023 because of a two basis point increase in the FDIC's initial base deposit insurance assessment rate that took effect at the beginning of 2023.
•Other real estate owned, net for 2022 is primarily due to a gain recognized on the sale of foreclosed property, slightly offset by other expenses recognized on such property.
•Merger-related expenses reflect costs incurred in connection with the acquisitions of Cincinnati Bancorp, Inc., which closed on November 1, 2023, and Eagle Financial Bancorp, Inc., which is anticipated to close during the second quarter of 2024.
•Other non-interest expense decreased during 2023 primarily due to a $425,000 gain recognized on the sale of an office building that was closed as a result of LCNB's office consolidation strategy, which was netted against other non-interest expense for accounting purposes. Other non-interest expense for 2022 included $471,000 in losses from the sales of two closed office buildings.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2023, 2022, and 2021 were 17.2%, 17.9%, and 18.0%, respectively.  The difference between the statutory rate of 21% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

Financial Condition

A comparison of balance sheet line items at December 31 is as follows (in thousands):

	2023	2022	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$39,723	22,701	17,022	74.98%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,336	2,273	(937)	(41.22)%
Equity securities without a readily determinable fair value, at cost	3,666	2,099	1,567	74.65%
Debt securities, available-for-sale, at fair value	276,601	289,850	(13,249)	(4.57)%
Debt securities, held-to-maturity, at cost	16,858	19,878	(3,020)	(15.19)%
Federal Reserve Bank stock, at cost	5,086	4,652	434	9.33%
Federal Home Loan Bank stock, at cost	15,176	4,415	10,761	243.74%
Loans, net	1,712,946	1,395,632	317,314	22.74%
Premises and equipment, net	36,302	33,042	3,260	9.87%
Operating lease right-of-use assets	6,000	6,525	(525)	(8.05)%
Goodwill	79,509	59,221	20,288	34.26%
Core deposit and other intangibles, net	9,494	1,827	7,667	419.65%
Bank owned life insurance	49,847	44,298	5,549	12.53%
Interest receivable	8,405	7,482	923	12.34%
Other assets, net	30,643	25,503	5,140	20.15%
Total assets	$2,291,592	1,919,398	372,194	19.39%

LIABILITIES:
Deposits:
Non-interest-bearing	$462,267	505,824	(43,557)	(8.61)%
Interest-bearing	1,362,122	1,099,146	262,976	23.93%
Total deposits	1,824,389	1,604,970	219,419	13.67%
Short-term borrowings	97,395	71,455	25,940	36.30%
Long-term debt	113,123	19,072	94,051	493.14%
Operating leases liability	6,261	6,647	(386)	(5.81)%
Accrued interest and other liabilities	15,121	16,579	(1,458)	(8.79)%
Total liabilities	2,056,289	1,718,723	337,566	19.64%

SHAREHOLDERS' EQUITY:
Common shares	173,637	144,069	29,568	20.52%
Retained earnings	140,017	139,249	768	0.55%
Treasury shares, at cost	(56,015)	(52,689)	(3,326)	6.31%
Accumulated other comprehensive loss, net of taxes	(22,336)	(29,954)	7,618	(25.43)%
Total shareholders' equity	235,303	200,675	34,628	17.26%
Total liabilities and shareholders' equity	$2,291,592	1,919,398	372,194	19.39%

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Reasons for changes include:
•Debt securities, available-for-sale, decreased due to maturities, paydowns, calls, and decreases in market valuation. There were no security purchases during 2023.
•Federal Home Loan Bank stock increased due to the addition of stock previously held by Cincinnati Federal and to the purchase of additional stock to support additional borrowings and loans sold to the FHLB, partially offset by the FHLB's repurchase of excess stock.
•Net loans increased due to loans obtained through the merger with CNNB and to organic growth in the loan portfolio. Offsetting the increases were a $2,196,000 increase to the allowance for credit losses on loans due to the adoption of ASC 326, a $493,000 increase to the allowance for purchased credit deteriorated loans obtained in the merger with CNNB, and a $1,722,000 provision for credit losses on non-PCD loans obtained in the merger with CNNB.
•Goodwill increased due to additional goodwill recorded as a result of the merger with CNNB.
•Core deposit and other intangibles increased due to the additions of a core deposit intangible and mortgage servicing rights obtained in the merger with CNNB.
•Bank owned life insurance increased primarily due to additional policies obtained in the merger with CNNB and secondarily due to increases in the cash values of the policies. No new policies were purchased during 2023.
•Other assets increased primarily due to current and deferred tax assets recorded as a result of the CNNB merger.
•Total deposits increased primarily due to additional deposits obtained as a result of the CNNB merger. Generally, non-interest and interest-bearing demand deposits and savings account balances decreased during the year, while money market accounts and IRA and time certificates increased as depositors sought higher interest rates.
•Short-term borrowings and long-term debt increased primarily to support an increase in liquidity and to support growth in the loan portfolio, as the increase in net loans was greater than the increase in deposits. LCNB assumed approximately $56.0 million in short-term borrowings, largely paid off by year-end, and $6.0 million in long-term debt as a result of the merger with CNNB.
•Common shares increased primarily because 2,042,598 shares of LCNB common stock valued at
$28,576,000 were issued to CNNB shareholders to effectuate the merger.
•Treasury shares increased because of the repurchase of 199,913 shares of common stock during 2023, which represents almost 1.8% of shares outstanding at December 31, 2022.
•Accumulated other comprehensive loss, net of taxes increased because of market-driven partial recoveries in the fair value of LCNB's available-for-sale debt securities investments.

Liquidity

LCNB Corp. depends on dividends from the Bank for the majority of its liquid assets, including the cash needed to pay dividends to its shareholders. Federal banking law limits the amount of dividends the Bank may pay to the sum of retained net income for the current year plus retained net income for the previous two years. Prior approval from the OCC, the Bank's primary regulator, is necessary for the Bank to pay dividends in excess of this amount. If dividends exceed net profit for a year, a bank is generally not required to carry forward the negative amount resulting from such excess if the bank can attribute the excess to the preceding two years. If the excess is greater than the bank's previously undistributed net income for the preceding two years, prior OCC approval of the dividend is required and a negative amount would be carried forward in future dividend calculations. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, short-term line of credit arrangements totaling $85.0 million with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios.

Total remaining borrowing capacity with the Federal Home Loan Bank at December 31, 2023 was approximately $89.2 million. Additional borrowings of approximately $63.6 million were available through the line of credit arrangements at year-end.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commitments to extend credit at December 31, 2023 totaled $267.4 million and are more fully described in Note 14 - Commitments and Contingent Liabilities to LCNB's consolidated financial statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The following table provides information concerning LCNB's commitments at December 31, 2023:

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	Over 1 through 3 years	Over 3 through 5 years	More than 5 years
	(In thousands)
Commitments to extend credit	$45,406	45,406	—	—	—
Unused lines of credit	222,006	73,699	57,943	17,776	72,588
Standby letters of credit	5	5	—	—	—
Total	$267,417	119,110	57,943	17,776	72,588

Capital Resources

The Bank is required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for credit losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. Information summarizing the regulatory capital of the Bank at December 31, 2023 and 2022 and corresponding regulatory minimum requirements is included in Note 15 - Regulatory Matters and Impact on Payment of Dividends.

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

Business Combinations. Assets acquired, including identified intangible assets such as core deposit intangibles, and liabilities assumed as a result of a merger or acquisition transaction are recorded at their estimated fair values. The difference between the consideration paid and the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Management engages third-party specialists to assist in the development of fair value estimates. Significant estimates and assumptions used to value acquired assets and liabilities assumed include, but are not limited to, projected cash flows, future growth rates, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the merger or acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated lives of the acquired assets and assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the merger or acquisition.

Preliminary estimates of fair values may be adjusted for a period of time no greater than one year subsequent to the merger or acquisition date if new information is obtained about facts and circumstances that existed as of the merger or acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period.

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

See Note 1- Basis of Presentation - Adoption of New Accounting Pronouncements in this Annual Report on Form 10-K for further detailed descriptions of LCNB's estimation process and methodology related to the allowance. See also Note 4 – Loans in this Annual Report on Form 10-K for further information regarding LCNB's loan portfolio and allowance.

Accounting for Intangibles.  LCNB’s intangible assets are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions.

Accounting rules require LCNB to determine the fair value of all the assets and liabilities of an acquired entity, and to record their fair value on the date of acquisition. LCNB employs a variety of means in determining fair value, including the use of discounted cash flow analysis, market comparisons and projected future revenue streams. For those items for which management concludes that LCNB has the appropriate expertise to determine fair value, management may choose to use its own calculation of fair value. In other cases, where the fair value is not readily determined, consultation with outside parties is used to determine fair value. Once valuations have been determined, the net difference between the price paid for the acquired entity and the fair value of the balance sheet is recorded as goodwill. Goodwill is assessed at least annually for impairment, with any such impairment recognized in the period identified. A more frequent assessment is performed if there are material changes in the market place or within the organizational structure.

Core deposit intangibles acquired from business combinations are initially measured at their estimated fair values and are then amortized on a straight-line basis over their estimated useful lives.  Management evaluates whether triggering events or circumstances have occurred that indicate the remaining useful life or carrying value of the amortizing intangible should be revised.
Fair Value Accounting for Debt Securities.  Debt securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded in other comprehensive income (loss), net of tax. Available-for-sale debt securities in unrealized loss positions are evaluated to determine if the decline in fair value should be recorded in income or in other comprehensive income (loss). LCNB first determines if it intends to sell or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through income. If neither of these criteria is met, LCNB evaluates whether the decline in fair value resulted from credit factors. In making this determination, management considers, among other factors, the extent to which fair value is less than the amortized cost basis, any changes to the rating of the security by rating agencies, and any adverse conditions specifically related to the security or issuer. If the present value of cash flows expected to be collected is less than the amortized cost basis, a provision is recorded to the allowance for credit losses. Any decline in fair value not recorded through an allowance for credit losses is recognized in accumulated other comprehensive income (loss), net of applicable taxes.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2023 IRSA indicates that an increase in interest rates will have a negative effect on net interest income and a decrease in interest rates will have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in Net Interest Income	% Change in Net Interest Income	Limits
Up 300	62,684	(5,018)	(7.41)%	20%
Up 200	64,289	(3,413)	(5.04)%	15%
Up 100	65,797	(1,905)	(2.81)%	10%
Base	67,702	—	—%	—%
Down 100	68,623	921	1.36%	10%
Down 200	70,044	2,342	3.46%	15%
Down 300	71,496	3,794	5.60%	20%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2023 EVE analysis indicates that an increase in interest rates of 200 or 300 basis points will have a negative effect on the EVE and that a 100 basis point increase or a decrease in interest rates will have a positive effect.  The changes in the EVE for all upward rate shocks are within LCNB's acceptable ranges. The changes in the EVE for all downward rate shocks are outside LCNB's acceptable ranges as shown below. Management has determined the downward shifts to be acceptable due to the positive nature of the results.

Rate Shock Scenario in Basis Points	Amount (In thousands)	$ Change in EVE	% Change in EVE	Limits
Up 300	127,089	(32,877)	(20.55)%	25%
Up 200	144,143	(15,823)	(9.89)%	20%
Up 100	160,341	375	0.23%	15%
Base	159,966	—	—%	—%
Down 100	190,962	30,996	19.38%	15%
Down 200	205,572	45,606	28.51%	20%
Down 300	222,367	62,401	39.01%	25%

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

LCNB CORP. AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of LCNB Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LCNB Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Corporation has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (“ASC 326”). The Corporation adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

LCNB CORP. AND SUBSIDIARIES

To the Stockholders and Board of Directors of LCNB Corp.

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

Management’s estimate of the allowance for credit losses (ACL), includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on historical loss rates adjusted for qualitative factors. Management’s adjustment for qualitative factors include actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Company operates that affect the collectability of financial assets; the effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics; and model risk including statistical risk, reversion risk, timing risk, and model limitation risk.

Significant judgment was required by management in the selection and application of key metrics used to derive the quantitative portion of the ACL. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL included, but were not limited to, the following:
•We tested the design and operating effectiveness of management’s controls over the determination of the current quantitative assumptions and qualitative factor adjustments.
• We tested the process for determining reserves on collectively evaluated loans including:
◦Evaluation of the appropriateness of management’s methodology.
◦Testing the completeness and accuracy of data utilized by management.
◦Evaluation of the relevance and reliability of information used by management in the development of the estimate.
◦Evaluation of reasonableness of significant assumptions used in the quantitative analysis.

LCNB CORP. AND SUBSIDIARIES

To the Stockholders and Board of Directors of LCNB Corp.

◦Evaluation of the reasonableness of qualitative adjustment factors, including consideration of whether the adjustments applied were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company.

Valuation of the Acquired Loan Portfolio – Refer to Note 2 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, during 2023 the Company acquired Cincinnati Bancorp, Inc. In connection with the acquisition, management estimated the fair value of acquired loans based on a discounted cash flow methodology that involves assumptions about credit risk, repayments, discount rates, and net losses upon default.

Significant judgment was required by management in the selection and application of certain subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimate of the fair value of acquired loans involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting for the acquired loan portfolio included, but was not limited to, the following:

•We tested the design and operating effectiveness of controls including management’s review of the fair value calculations performed by a third-party valuation specialist, completeness and accuracy of data, and key assumptions and inputs used in the estimate.
•We tested management’s process for estimating the fair value of acquired loans including:
◦Involvement of valuation specialists to assist us in testing management’s methodology and significant assumptions used in the estimate.
◦Assessment of management’s selection of valuation methodology and application of significant assumptions.
◦Evaluation of the completeness and accuracy of data used in the estimate.
◦Evaluation of the relevance and reliability of information used in the development of the estimate.
◦Evaluation of the reasonableness of significant assumptions used in the estimate, including comparison to third party market sources, where available, and comparison to independently developed assumptions.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2022.

Auburn Hills, Michigan
March 15, 2023

LCNB CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
LCNB Corp.
Lebanon, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LCNB Corp. (the Company) as of December 31, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Cincinnati, Ohio
March 9, 2022

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2023	2022
ASSETS:
Cash and due from banks	$36,535	20,244
Interest-bearing demand deposits	3,188	2,457
Total cash and cash equivalents	39,723	22,701

Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,336	2,273
Equity securities without a readily determinable fair value, at cost	3,666	2,099
Debt securities, available-for-sale, at fair value	276,601	289,850
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $5 at December 31, 2023	16,858	19,878
Federal Reserve Bank stock, at cost	5,086	4,652
Federal Home Loan Bank stock, at cost	15,176	4,415
Loans, net of allowance for credit losses of $10,525 and $5,646 at December 31, 2023 and 2022, respectively	1,712,946	1,395,632
Premises and equipment, net	36,302	33,042
Operating lease right-of-use assets	6,000	6,525
Goodwill	79,509	59,221
Core deposit and other intangibles, net	9,494	1,827
Bank owned life insurance	49,847	44,298
Interest receivable	8,405	7,482
Other assets, net	30,643	25,503
TOTAL ASSETS	$2,291,592	1,919,398

LIABILITIES:
Deposits:
Non-interest-bearing	$462,267	505,824
Interest-bearing	1,362,122	1,099,146
Total deposits	1,824,389	1,604,970
Short-term borrowings	97,395	71,455
Long-term debt	113,123	19,072
Operating lease liabilities	6,261	6,647
Accrued interest and other liabilities	15,121	16,579
TOTAL LIABILITIES	2,056,289	1,718,723

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares - no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value; authorized 19,000,000 shares at December 31, 2023 and 2022; issued 16,384,952 and 14,270,550 shares at December 31, 2023 and 2022, respectively; outstanding 13,173,569 and 11,259,080 at December 31, 2023 and 2022, respectively	173,637	144,069
Retained earnings	140,017	139,249
Treasury shares at cost, 3,211,383 and 3,011,470 shares at December 31, 2023 and 2022, respectively	(56,015)	(52,689)
Accumulated other comprehensive loss, net of taxes	(22,336)	(29,954)
TOTAL SHAREHOLDERS' EQUITY	235,303	200,675

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,291,592	1,919,398
The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
(Dollars in thousands, except per share data)

	2023	2022	2021
INTEREST INCOME:
Interest and fees on loans	$71,894	59,247	56,142
Dividends on equity securities:
With a readily determinable fair value	43	56	51
Without a readily determinable fair value	132	29	21
Interest on debt securities:
Taxable	5,235	5,027	3,668
Non-taxable	688	753	864
Other investments	1,607	641	431
TOTAL INTEREST INCOME	79,599	65,753	61,177

INTEREST EXPENSE:
Interest on deposits	16,571	3,682	3,578
Interest on short-term borrowings	4,060	416	6
Interest on long-term debt	2,619	613	469
TOTAL INTEREST EXPENSE	23,250	4,711	4,053
NET INTEREST INCOME	56,349	61,042	57,124
PROVISION FOR (RECOVERY OF) CREDIT LOSSES	2,077	250	(269)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) CREDIT LOSSES	54,272	60,792	57,393

NON-INTEREST INCOME:
Fiduciary income	7,091	6,468	6,674
Service charges and fees on deposit accounts	5,856	6,190	6,036
Net gains on sales of debt securities, available-for-sale	—	—	303
Bank owned life insurance income	1,136	1,074	1,074
Net gains from sales of loans	697	196	852
Other operating income	631	360	1,293
TOTAL NON-INTEREST INCOME	15,411	14,288	16,232

NON-INTEREST EXPENSE:
Salaries and employee benefits	29,108	28,483	27,616
Equipment expenses	1,616	1,629	1,678
Occupancy expense, net	3,301	3,067	2,949
State financial institutions tax	1,628	1,740	1,758
Marketing	1,101	1,184	1,239
Amortization of intangibles	532	478	1,043
FDIC insurance premiums, net	932	530	492
ATM expense	1,112	1,370	1,416
Computer maintenance and supplies	1,358	1,114	1,213
Contracted services	2,776	2,503	2,430
Other real estate owned	4	(866)	2
Merger-related expenses	4,656	—	—
Other non-interest expense	6,299	6,902	6,204
TOTAL NON-INTEREST EXPENSE	54,423	48,134	48,040

INCOME BEFORE INCOME TAXES	15,260	26,946	25,585
PROVISION FOR INCOME TAXES	2,632	4,818	4,611
NET INCOME	$12,628	22,128	20,974

Earnings per common share:
Basic	$1.10	1.93	1.66
Diluted	1.10	1.93	1.66
Weighted average common shares outstanding:
Basic	11,417,857	11,410,981	12,589,605
Diluted	11,417,857	11,410,981	12,589,613

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,
(Dollars in thousands)

	2023	2022	2021
Net income	$12,628	22,128	20,974

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of tax expense (benefit) of $2,032, $(7,546), and $(1,501) for 2023, 2022, and 2021, respectively)	7,646	(28,391)	(5,645)

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income (net of taxes of $0, $0, and $64 for 2023, 2022 and 2021, respectively)	—	—	(239)

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of tax expense (benefit) of $(7), $65, and $9 for 2023, 2022, and 2021, respectively)	(28)	246	32

Other comprehensive income (loss)	7,618	(28,145)	(5,852)

TOTAL COMPREHENSIVE INCOME (LOSS)	$20,246	(6,017)	15,122

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES, AS OF YEAR-END:
Net unrealized gain (loss) on securities available-for-sale	$(22,281)	(29,927)	(1,536)
Net unfunded liability for nonqualified pension plan	(55)	(27)	(273)
Balance at year-end	$(22,336)	(29,954)	(1,809)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31,
(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2021	12,858,325	$142,443	115,058	(20,719)	4,043	240,825
Net income	—	—	20,974	—	—	20,974
Other comprehensive loss, net of taxes	—	—	—	—	(5,852)	(5,852)
Dividend Reinvestment and Stock Purchase Plan	24,012	434	—	—	—	434
Exercise of stock options	311	4	—	—	—	4
Repurchase of common stock	(493,257)	—	—	(8,310)	—	(8,310)
Compensation expense relating to restricted stock	25,565	249	—	—	—	249
Common stock dividends, $0.77 per share	—	—	(9,720)	—	—	(9,720)
Balance, December 31, 2021	12,414,956	143,130	126,312	(29,029)	(1,809)	238,604

Net income	—	—	22,128	—	—	22,128
Other comprehensive loss, net of taxes	—	—	—	—	(28,145)	(28,145)
Dividend Reinvestment and Stock Purchase Plan	24,204	408	—	—	—	408
Repurchase of common stock	(1,212,634)	—	—	(23,660)	—	(23,660)
Compensation expense relating to restricted stock	32,554	531	—	—	—	531
Common stock dividends, $0.81 per share	—	—	(9,191)	—	—	(9,191)
Balance, December 31, 2022	11,259,080	144,069	139,249	(52,689)	(29,954)	200,675

Cumulative change in accounting principle - ASC 326	—	—	(1,922)	—	—	(1,922)
Balance at January 1, 2023, adjusted	11,259,080	144,069	137,327	(52,689)	(29,954)	198,753
Net income	—	—	12,628	—	—	12,628
Other comprehensive income, net of taxes	—	—	—	—	7,618	7,618
Dividend Reinvestment and Stock Purchase Plan	27,654	428	—	—	—	428
Stock issued for acquisition of Cincinnati Bancorp, Inc.	2,042,598	28,577				28,577
Repurchase of common stock	(199,913)	—	—	(3,326)	—	(3,326)
Compensation expense relating to restricted stock	44,150	563	—	—	—	563
Common stock dividends, $0.85 per share	—	—	(9,938)	—	—	(9,938)
Balance, December 31, 2023	13,173,569	$173,637	140,017	(56,015)	(22,336)	235,303

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(Dollars in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,628	22,128	20,974
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	2,989	2,744	2,612
Provision for (recovery of) credit losses	2,077	250	(269)
Deferred income tax provision (benefit)	(323)	(345)	294
Increase in cash surrender value of bank owned life insurance	(1,136)	(1,074)	(1,074)
Realized and unrealized (gains) losses from equity securities, net	5	292	(141)
Realized gains from sales of debt securities available-for-sale, net	—	—	(303)
Realized (gains) losses from sales of premises and equipment, net	(422)	455	(6)
Realized gains from sales of other real estate owned	—	(889)	—
Origination of mortgage loans for sale	(4,306)	(8,855)	(33,824)
Realized gains from sales of loans	(697)	(196)	(852)
Proceeds from sales of loans	4,346	8,953	34,268
Compensation expense related to restricted stock	563	531	249
Changes in:
Accrued income receivable	245	517	338
Other assets	8,694	2,453	(4,208)
Accrued interest and other liabilities	(3,961)	(1,722)	(237)
TOTAL ADJUSTMENTS	8,074	3,114	(3,153)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	20,702	25,242	17,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	963	—	—
Proceeds from sales of debt securities, available-for-sale	5,210	—	21,235
Proceeds from maturities, calls, and paydowns of debt securities:
Available-for-sale	22,609	20,680	33,093
Held-to-maturity	3,295	4,317	4,285
Purchases of equity securities	(1,598)	(19)	(16)
Purchases of debt securities:
Available-for-sale	(497)	(39,331)	(161,786)
Held-to-maturity	(280)	(1,223)	(2,447)
Purchase of Federal Reserve Bank stock	(434)	—	—
Proceeds from redemption of Federal Home Loan Bank stock	1,369	1,162	—
Purchase of Federal Home Loan Bank stock	(4,622)	(374)	—
Net increase in loans	(83,709)	(31,720)	(67,649)
Proceeds from sales of other real estate owned	—	1,605	—
Purchases of premises and equipment	(2,606)	(884)	(1,940)
Proceeds from sales of premises and equipment	654	875	6
Cash and cash equivalents acquired, net of cash paid for acquisition	1,893	—	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(57,753)	(44,912)	(175,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	8,887	(23,849)	173,396
Net increase (decrease) in short-term borrowings	(30,059)	71,455	—
Proceeds from issuance of long-term debt	95,000	15,000	—
Principal payments on long-term debt	(6,919)	(5,928)	(12,000)
Proceeds from issuance of common stock	428	408	434
Repurchase of common stock	(3,326)	(23,660)	(8,310)
Proceeds from exercise of stock options	—	—	4
Cash dividends paid on common stock	(9,938)	(9,191)	(9,720)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	54,073	24,235	143,804
NET CHANGE IN CASH AND CASH EQUIVALENTS	17,022	4,565	(13,594)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,701	18,136	31,730
CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,723	22,701	18,136

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31,
(Dollars in thousands)

	2023	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$21,740	4,677	4,228
Income taxes	2,735	4,130	3,665

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	—	717	—
Right-of-use assets obtained in exchange for lease obligations	$—	$370	801

See Note 2 - Business Combinations regarding non-cash transactions included in the acquisition.

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company" or “LCNB”), an Ohio corporation formed in December 1998, is a financial holding company whose principal activity is the ownership of LCNB National Bank (the "Bank").  The Bank was founded in 1877 and provides full banking services, including Wealth Management and Investment services, to customers primarily in Southwestern Ohio, Franklin County Ohio, Boone County, Kentucky and contiguous areas.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.  The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles and with general practices in the banking industry.

Certain prior period data presented in the consolidated balance sheets for operating lease right-of-use assets and operating lease liabilities have been reclassified to conform with the current year presentation. Certain prior period data presented in the deferred tax assets and liabilities table included in Note 12 - Taxes has been reclassified to conform with the current year presentation. These reclassifications had no effect on net income or shareholders' equity.

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

INVESTMENT SECURITIES
The Company adopted ASC 326 on January 1, 2023. It significantly changed guidance for recognizing impairment of financial instruments, including debt securities classified as held-to-maturity ("HTM") or available-for-sale ("AFS").

Certain municipal debt securities that management has the positive intent and ability to hold to maturity are classified as HTM and recorded at amortized cost.  Debt securities not classified as HTM are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a separate component of shareholders’ equity.  Amortization of premiums and accretion of discounts are recognized as adjustments to interest income using the level-yield method.  Realized gains or losses from the sale of securities are recorded on the trade date and are computed using the specific identification method.

Expected credit losses on HTM municipal debt securities are measured on a collective basis by major security types. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Substantially all of LCNB's portfolio of held-to-maturity municipal debt securities were issued by local municipalities and governmental authorities.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For AFS debt securities in an unrealized loss position, LCNB first assesses whether it intends to sell or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, LCNB evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of expected cash flows is less that the amortized cost basis, a provision for credit losses is recorded for the amount of the difference. Any impairment that is not recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense or recovery. Losses are charged against the allowance when management believes the uncollectibility of an available-for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Prior to the adoption of ASC 326, declines in the fair value of debt securities below their cost that were deemed to be other-than-temporarily impaired, and for which the Company did not intend to sell the securities and it was not more likely than not that the securities would be sold before the anticipated recovery of the impairment, were separated into losses related to credit factors and losses related to other factors. The losses related to credit factors were recognized in earnings and losses related to other factors were recognized in other comprehensive income. In estimating other than temporary impairment losses, management considered the length of time and the extent to which the fair value had been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management determined that no such impairment adjustment was required to be made in the Company's Consolidated Statements of Income as of December 31, 2022 and 2021.

Accrued interest receivable on HTM securities totaled $58,000 and $62,000 at December 31, 2023 and 2022, respectively, and accrued interest receivable on AFS debt securities totaled $1.0 million and $1.1 million at December 31, 2023 and 2022, respectively, and are reported in interest receivable in the Consolidated Balance Sheets. Management has made the accounting policy election to exclude accrued interest receivable on HTM and AFS securities from the estimate of credit losses as accrued interest is written off in a timely manner when deemed uncollectible.

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
December 31, 2023
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

Loans are stated at the principal amount outstanding, net of unearned income, deferred origination fees and costs, and the allowance for credit losses.  Interest income is accrued on the unpaid principal balance. The delinquency status of a loan is based on contractual terms and not on how recently payments have been received.  Generally, a loan is placed on non-accrual status when it is classified as impaired or there is an indication that the borrower’s cash flow may not be sufficient to make payments as they come due, unless the loan is well secured and in the process of collection.  Subsequent cash receipts on non-accrual loans are recorded as a reduction of principal and interest income is recorded once principal recovery is reasonably assured.  The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for credit losses. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer a reasonable doubt as to the timely collection of interest or principal.

Loan origination fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of loan yields.  These amounts are being amortized over the lives of the related loans.

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.  The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans.

Loans acquired from mergers are recorded at fair value with no carryover of the acquired entity's previously established allowance for credit losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for credit losses.  Subsequent improvements in expected cash flows result in the recognition of additional interest income over the then-remaining contractual lives of the loans. Management estimates the cash flows expected to be collected at acquisition using a third-party risk model, which incorporates the estimate of key assumptions, such as default rates, severity, and prepayment speeds.

Loans acquired from mergers that have experienced more than insignificant credit deterioration since origination are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through a provision for credit losses.

ALLOWANCE FOR CREDIT LOSSES ON LOANS
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

Under ASC 326, management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as changes in external conditions, such as changes in unemployment rates, property values, or other

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

relevant factors.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The allowance for credit losses is measured on a pool basis when similar risk characteristics exist. LCNB has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segment	Pool	Methodology	Loss Driver(s)
Commercial & industrial	Commercial & Industrial	Discounted Cash Flow	Weighted Combined MSA Unemployment and Coincident Economic Activity (CEA) Index for Ohio
Commercial & industrial	Commercial & Industrial - Banc Alliance/Alliance Partners Program	Discounted Cash Flow	Weighted Combined MSA Unemployment and Coincident Economic Activity (CEA) Index for Ohio
Commercial, secured by real estate	Commercial Real Estate (CRE) Non-Owner Occupied	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Commercial Real Estate (CRE) Owner Occupied	Discounted Cash Flow	Weighted Combined MSA Unemployment and Moody's Commercial Real Estate Price Indexes (CREPI) - US Commercial
Commercial, secured by real estate	Farm Real Estate	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Multifamily	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Other Construction, Land Development, and Other Land	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Residential real estate	Real Estate Mortgage	Discounted Cash Flow	Weighted Combined MSA Unemployment
Residential real estate	Second Mortgage (Residential)	Discounted Cash Flow	Weighted Combined MSA Unemployment
Residential real estate	Home Equity Line of Credit	Discounted Cash Flow	Weighted Combined MSA Unemployment
Residential real estate	Residential 1-4 Family Construction	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Consumer	Installment - Direct and ODP (Consumer)	Discounted Cash Flow	Weighted Combined MSA Unemployment
Consumer	Letter of Credit	Discounted Cash Flow/Manual	N/A
Consumer	Demand Deposit Account Overdrafts	Manual	N/A
Agricultural	Ag Production and Other Farm	Discounted Cash Flow	Weighted Combined MSA Unemployment
Purchased Credit Deteriorated	PCD - Residential Real Estate	Manual	N/A
Purchased Credit Deteriorated	PCD - Loans Valued Individually	Manual	N/A
Purchased Credit Deteriorated	PCD - Other	Manual	N/A
Other	Other Loans	Remaining Life	N/A
*"MSA" referenced above combines forecasts for Cincinnati, Dayton and Columbus metro areas.
**"Weighted" referenced above refers to weighted average of baseline and alternative scenarios

Management has chosen the discounted cash flow ("DCF") methodology to estimate the quantitative portion of the allowance for credit losses on loans for all loan pools. A Loss Driver Analysis (“LDA”) was performed for each segment to identify potential loss drivers and create a regression model for use in forecasting cash flows. The LDA for all DCF-based pools utilized LCNB’s data and peer data from the Federal Financial Institutions Examination Council's (“FFIEC”) Call Report filings.

In creating the DCF model, as well as reviewing the model quarterly, management established a two-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average. Due to the infrequency of losses within the farm real estate and agricultural loan portfolios, LCNB elected to use peer data for a more statistically sound calculation.

Key assumptions in the DCF model include the probability of default (“PD”), loss given default (“LGD”), and prepayment/curtailment rates. The model-driven PD and LGD are derived using company specific and peer historical data. Prepayment and curtailment rates were calculated using third party studies of LCNB's data.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Expected credit losses are estimated over the contractual term of the loans, adjusted for prepayments when appropriate. The contractual term excludes extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Qualitative factors for the DCF methodology includes the following:
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Company operates that affect the collectability of financial assets;
•The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics;
•Model risk including statistical risk, reversion risk, timing risk, and model limitation risk;
•Changes in the nature and volume of the portfolio and terms of loans; and
•The lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date adjusted for estimated selling costs.

Prior to the adoption of ASC 326, the provision for loan losses was determined by management based upon its evaluation of the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the estimated risk of losses inherent in the portfolio. The methodology used by management to estimate the allowance took into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, historic categorical trends, current delinquency levels as related to historical levels, portfolio growth rates, changes in composition of the portfolio, the economic environment, as well as allowance adequacy in relation to the portfolio.

The allowance consisted of specific and general components. The specific component related to loans that were specifically reviewed for impairment. For such loans, an allowance was established when the discounted cash flows (or collateral value or observable market price) of the impaired loan was lower than the carrying value of that loan. The general component covered loans not specifically reviewed for impairment and homogeneous loan pools, such as residential real estate and consumer loans. The general component was measured for each loan category separately based on each category’s average of historical loss experience over a trailing sixty month period, adjusted for qualitative factors. Such qualitative factors may have included economic conditions if different from the five-year historical loss period, trends in underperforming loans, trends in volume and terms of loan categories, concentrations of credit, and trends in loan quality.

A loan was considered impaired when management believed, based on information and events current at the time, that it was probable that the Bank would be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. An impaired loan was measured by the present value of expected future cash flows using the loan's effective interest rate. An impaired collateral-dependent loan was usually measured based on collateral value. Smaller-balance homogeneous loans, including residential mortgage and consumer installment loans, which were not evaluated individually were collectively evaluated for impairment.

Accrued int erest receivable totaling $7.3 million at December 31, 2023 was excluded from the amortized cost basis of the estimate of credit losses and is reported in interest receivable on the consolidated condensed balance sheets. Loans are generally placed on non-accrual status at 90 days past due or when the borrower's ability to repay becomes doubtful. When a loan is placed on non-accrual status, any accrued interest is reversed and charged against interest income.

ALLOWANCE FOR CREDIT LOSSES ON OFF-BALANCE SHEET CREDIT EXPOSURES
Per the guidance in ASC 326, LCNB estimates expected credit losses over the contractual period during which it is exposed to credit risk by a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for (or recovery of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate is made of expected

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

credit losses on commitments expected to be funded over their estimated lives. Funding rates are based on a historical analysis of the Company’s portfolio, while estimates of credit losses are determined using the same loss rates as funded loans.

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

FINANCIAL INSTRUMENTS AND LOAN COMMITMENTS
Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees are recorded at fair value. Reserves for unfunded commitments are recorded as an "other liability" in the Consolidated Balance Sheets.

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

A lease is classified as a finance lease if it meets any of five designated criteria. If the lease does not meet any of the five criteria, the lease is classified as an operating lease. All leases entered into by LCNB through December 31, 2023 are classified as operating leases. Lease expense is recognized on a straight-line basis over the lease term for operating leases. LCNB has adopted an accounting policy election to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. Lease expense for such leases is generally recognized on a straight-line basis over the lease term.

OTHER REAL ESTATE OWNED
Other real estate owned includes properties acquired through foreclosure.  Such property is held for sale and is initially recorded at fair value, less costs to sell, establishing a new cost basis.  Fair value is primarily based on a property appraisal obtained at the time of transfer and any periodic updates that may be obtained thereafter.  The allowance for credit losses is charged for any write down of the loan’s carrying value to fair value at the date of transfer.  Any subsequent reductions in fair value and expenses incurred from holding other real estate owned are charged to other non-interest expense.  Costs, excluding interest, relating to the improvement of other real estate owned are capitalized.  Gains and losses from the sale of other real estate owned are included in other non-interest expense.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
December 31, 2023
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

The Company did not select any financial instruments for the fair value election in 2023 or 2022.

SHORT-TERM BORROWINGS
Short-term borrowings consist of Federal funds purchased, Federal Home Loan Bank advances, and borrowings from non-affiliated banks. Short-term borrowings mature within one day to 365 days of the transaction date.

ADVERTISING EXPENSE
Advertising costs are expensed as incurred and are recorded as a marketing expense, a component of non-interest expense.

PENSION PLANS
The Company sponsors three pension plans, all of which are frozen to new participants.

Eligible employees of the Company hired before 2009 participate in a multiple-employer qualified noncontributory defined benefit retirement plan.  This plan is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.

Two companies previously acquired by the Company had defined benefit pension plans, which were assumed by the Company.

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

REVENUE FROM CONTRACTS WITH CUSTOMERS
LCNB record's revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, LCNB must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when, or as, the performance obligation is satisfied. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LCNB's primary sources of revenue are derived from interest and dividends earned on loans, securities, and other financial instruments that are not within the scope of Topic 606. LCNB has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income is not necessary.

LCNB generally satisfies its performance obligations on contracts with customers as services are rendered, and the transaction prices are typically fixed and charged either on a periodic basis, generally monthly, or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

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
December 31, 2023
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

Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option and the full impact of adopting ASU No. 2016-13 is included in regulatory capital as of December 31, 2023. Adoption of the ASU did not materially affect LCNB's regulatory capital ratios.

ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures"
ASU No. 2022-02 was issued in March 2022 and became effective for LCNB on January 1, 2023. These amendments eliminated previous troubled debt restructuring ("TDR") recognition and measurement guidance and, instead, required that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance disclosure requirements and introduce new disclosure requirements for certain modifications to borrowers experiencing financial difficulties. Additionally, the amendments require the disclosure of current-period gross charge-offs by year of origination. Adoption of ASU No. 2022-02 did not have a material impact on LCNB's results of consolidated operations or financial position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures"
ASU 2023-07 was issued in November 2023 and changes the requirements for segment disclosures, primarily through enhancing disclosure requirements for significant segment expenses, enhancing interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and modifying other disclosure requirements. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

NOTE 2 - BUSINESS COMBINATIONS

Cincinnati Bancorp, Inc.
On November 1, 2023, LCNB acquired Cincinnati Bancorp, Inc. ("CNNB"), the holding company for Cincinnati Federal a federally chartered stock savings and loan association. Under the terms of the definitive merger agreement, CNNB merged with and into LCNB Corp., immediately followed by the merger of Cincinnati Federal with and into LCNB National Bank. CNNB operated four full-service offices in Cincinnati, Ohio and one full-service office in Florence, Kentucky, which became offices of LCNB after the merger. The merger significantly increased LCNB’s existing presence in the Cincinnati market and expanded LCNB’s community banking franchise across the Ohio River into the Northern Kentucky market.

CNNB results of operations were included in LCNB's results beginning November 1, 2023. Net interest income and net loss for CNNB were approximately $1,512,000 and $231,000, respectively, since the date of merger through December 31, 2023 and are included in LCNB's Consolidated Statement of Income.

Under the terms of the merger agreement, CNNB shareholders had the opportunity to elect to receive either 0.9274 shares of LCNB stock or $17.21 in cash for each share of CNNB common stock owned, subject to the limitation that 80% of the consideration be in the form of LCNB common stock and 20% of the consideration be in the form of cash. The fair value of the common stock issued as part of the consideration was determined on the basis of the closing price of LCNB's common stock on the acquisition date.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 2 - BUSINESS COMBINATIONS (continued)
The following table summarizes the fair value of the total consideration transferred as a part of the CNNB acquisition and the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction (in thousands):

Consideration:
Cash consideration	$9,475
Common stock (2,042,598 shares issued at $13.99 per share)	28,576
Fair value of total consideration transferred	38,051

Identifiable Assets Acquired:
Cash and cash equivalents	11,368
Debt securities, available-for-sale	5,210
Federal Home Loan Bank stock	7,508
Loans, net	236,692
Premises and equipment	2,767
Operating lease right-of-use assets	64
Core deposit and other intangibles	8,391
Bank owned life insurance	4,413
Deferred income taxes	4,451
Other assets	12,950
Total identifiable assets acquired	293,814

Liabilities Assumed:
Deposits	210,532
Short-term borrowings	55,999
Long-term debt	5,963
Operating lease liabilities	68
Other liabilities	3,489
Total liabilities assumed	276,051

Total Identifiable Net Assets Acquired	17,763

Goodwill Resulting From Merger	$20,288

The fair value and gross contractual amounts of non-PCD loans as of the acquisition date was $231.9 million and $258.6 million, respectively. LCNB recorded a provision for credit losses on these loans of $1,722,000.

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the transaction to reflect any new information obtained about facts and circumstances existing at the acquisition date. As such, any changes in the estimated fair value of assets, including acquired loans, will be recognized in the period the adjustment is identified.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 2 - BUSINESS COMBINATIONS (continued)
The amount of goodwill recorded reflects LCNB's expansion in the Cincinnati market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill will not be amortizable on LCNB's financial records and will not be deductible for tax purposes. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment.
The core deposit intangible will be amortized over the estimated weighted average economic life of the various core deposit types, which is ten years.

Direct expenses related to the CNNB acquisition totaled $4,514,000 during the year ended December 31, 2023 and were expensed as incurred and are recorded as Merger-related expenses in the consolidated statements of income.

The following table presents supplemental pro-forma information as if the acquisition had occurred at the beginning of 2022 (in thousands). The unaudited pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expenses on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	2023	2022
Net interest income	$63,487	68,765
Net income	13,924	22,894
Net income per share, basic and diluted	$1.03	1.70

Eagle Financial Bancorp, Inc.
On November 29, 2023, LCNB and Eagle Financial Bancorp, Inc. (“EFBI”), the holding company for EAGLE.bank, signed a definitive merger agreement whereby EFBI will merge with and into LCNB in a stock-and-cash transaction. The transaction is expected to close during the second quarter 2024.

Subject to the terms of the merger agreement, which has been approved by the Board of Directors of each company, EFBI shareholders will have the opportunity to elect to receive either 1.1401 shares of LCNB stock, $19.10 per share in cash for each share of EFBI common stock owned, or a combination thereof subject to at least 60%, but not more than 70%, of the shares of EFBI being exchanged for LCNB common stock. As of September 30, 2023, EFBI reported 1,342,275 shares of common stock outstanding, as well as 115,807 options with a weighted average strike price of $16.18 per share (each option carries that right to purchase one EFBI share). Any unexercised stock options of EFBI will be canceled, prior to the effective time of the merger, in exchange for a cash payment per option equal to the difference between $19.10 and the exercise price of the option.

EAGLE.bank operates three full-service banking offices in Cincinnati, Ohio. EFBI had approximately $175.8 million in assets, $139.2 million in net loans, $135.0 million of deposits, and $26.3 million in consolidated stockholders’ equity as of September 30, 2023. When completed, the transaction will increase LCNB’s presence in the Cincinnati market.

Direct expenses related to the EFBI acquisition totaled $142,000 during the year ended December 31, 2023 and were expensed as incurred and are recorded as Merger-related expenses in the consolidated statements of income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at December 31 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2023
Debt Securities Available-for-Sale:
U.S. Treasury notes	$74,404	—	6,202	68,202
U.S. Agency notes	88,978	—	8,077	80,901
Corporate Bonds	7,450	—	916	6,534
U.S. Agency mortgage-backed securities	81,634	2	8,846	72,790
Municipal securities:
Non-taxable	7,416	—	245	7,171
Taxable	44,923	1	3,921	41,003
	$304,805	3	28,207	276,601

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$13,580	4	872	12,712
Taxable	3,283	—	316	2,967
	$16,863	4	1,188	15,679

2022
Debt Securities Available-for-Sale:
U.S. Treasury notes	$84,927	—	8,480	76,447
U.S. Agency notes	89,160	—	11,184	77,976
Corporate Bonds	7,450	13	778	6,685
U.S. Agency mortgage-backed securities	90,746	5	11,311	79,440
Municipal securities:
Non-taxable	8,892	—	368	8,524
Taxable	46,556	1	5,779	40,778
	$327,731	19	37,900	289,850

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$16,447	10	594	15,863
Taxable	3,431	—	409	3,022
	$19,878	10	1,003	18,885

The Company estimated the expected credit losses at December 31, 2023 to be immaterial based on the composition of the securities portfolio.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)
Information concerning debt securities with gross unrealized losses at December 31, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2023
Available-for-Sale:
U.S. Treasury notes	$—	—	68,202	6,202
U.S. Agency notes	—	—	80,901	8,077
Corporate Bonds	734	16	5,800	900
U.S. Agency mortgage-backed securities	—	—	72,287	8,846
Municipal securities:
Non-taxable	1,540	10	5,631	235
Taxable	—	—	40,392	3,921
	$2,274	26	273,213	28,181

Held-to-Maturity:
Municipal securities:
Non-taxable	$6,012	476	5,975	396
Taxable	—	—	2,966	316
	$6,012	476	8,941	712

2022
Available-for-Sale:
U.S. Treasury notes	$16,521	931	59,927	7,549
U.S. Agency notes	7,729	543	70,247	10,641
Corporate Bonds	2,667	283	3,255	495
U.S. Agency mortgage-backed securities	41,543	3,597	37,282	7,714
Municipal securities:
Non-taxable	6,831	248	893	120
Taxable	22,162	1,951	18,435	3,828
	$97,453	7,553	190,039	30,347

Held-to-Maturity:
Municipal securities:
Non-taxable	$9,567	593	31	1
Taxable	2,811	370	212	39
	$12,378	963	243	40

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)
At December 31, 2023, LCNB’s securities portfolio consisted of 207 securities, 176 of which were in an unrealized loss position. At December 31, 2022, LCNB's securities portfolio consisted of 196 securities, 187 of which were in an unrealized loss position. After considering the issuers of the securities, LCNB management determined that that the unrealized losses were due to changing interest rate environments. At December 31, 2023, as LCNB had no intent to sell its debt securities before recovery of their cost basis and as it was more likely than not that it will not be required to sell its debt securities before recovery of the cost basis, no unrealized losses were deemed to represent credit losses.

Contractual maturities of debt securities at December 31, 2023 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$19,196	18,638	1,469	1,442
Due from one to five years	169,415	154,423	1,319	1,270
Due from five to ten years	34,560	30,750	2,849	2,687
Due after ten years	—	—	11,226	10,280
	223,171	203,811	16,863	15,679
U.S. Agency mortgage-backed securities	81,634	72,790	—	—
	$304,805	276,601	16,863	15,679

Debt securities with a market value of $124,367,000 and $166,412,000 at December 31, 2023 and 2022, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of debt securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2023	2022	2021
Proceeds from sales	$5,210	—	21,235
Gross realized gains	—	—	365
Gross realized losses	—	—	62

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the Consolidated Statements of Income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at December 31, 2023 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at December 31 are summarized as follows (in thousands):

	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual funds	$1,415	1,240	1,429	1,234
Equity securities	10	96	778	1,039
Total equity securities with a readily determinable fair value	$1,425	1,336	2,207	2,273

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)
Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the years ended December 31 was as follows (in thousands):

	2023	2022	2021
Net gains (losses) recognized during the period on equity securities	$(5)	(292)	141
Less net losses recognized on equity securities sold during the period	(61)	—	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$56	(292)	141

NOTE 4 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2023	2022
Commercial and industrial	$120,541	120,327
Commercial, secured by real estate:
Owner occupied	206,705	208,485
Non-owner occupied	501,108	420,075
Farmland	37,367	36,340
Multi-family	240,033	189,917
Construction loans secured by 1-4 family dwellings	9,058	7,786
Construction loans secured by other real estate	111,373	73,652
Residential real estate
Secured by senior liens on 1-4 family dwellings	402,026	269,822
Secured by junior liens on 1-4 family dwellings	19,999	10,197
Home equity line-of-credit loans	38,579	26,109
Consumer	25,600	28,414
Agricultural	11,000	10,073
Other loans, including deposit overdrafts	82	81
	1,723,471	1,401,278
Less allowance for credit losses	10,525	5,646
Loans-net	$1,712,946	1,395,632

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $181,000 and $980,000 at December 31, 2023 and 2022, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

Non-accrual loans by class of receivable at December 31 were as follows (dollars in thousands):

	2023			2022
	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized
Commercial and industrial	$—	—	—	—	—	3
Commercial, secured by real estate
Owner occupied	—	—	—	231	231	15
Non-owner occupied	—	—	—	—	—	—
Farmland	51	51	26	88	88	12
Multi-family	—	—	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	—	—
Construction loans secured by other real estate	—	—	—	—	—	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	29	29	—	72	72	4
Secured by junior liens on 1-4 family dwellings	—	—	—	—	—	—
Home equity line-of-credit loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Total non-accrual loans	$80	80	26	391	391	34

Two residential real estate loans secured by senior liens on 1-4 family dwellings were added to the non-accrual classification during the first quarter of 2023. Accrued interest reversed and charged against interest income for these loans totaled approximately $3,000. Both loans were paid in full during the third quarter 2023. An additional residential real estate loan was added to the non-accrual classification during the fourth quarter of 2023. Accrued interest reversed and charged against interest income for this loan was approximately $4,000.

Interest income that would have been recorded during 2023 and 2022 if loans on non-accrual status at December 31, 2023 and 2022 had been current and in accordance with their original terms was approximately $14,000 and $32,000, respectively.

The ratio of non-accrual loans to total loans outstanding at December 31, 2023 and 2022 was —% and 0.01%, respectively.

ALLOWANCE FOR CREDIT LOSSES
The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 – Basis of Presentation - Adoption of New Accounting Pronouncements included in this Form 10-K.

During the first quarter of 2023, the Company adopted ASU 2016-13, including the CECL methodology for estimating the ACL. This standard was adopted using a modified retrospective approach on January 1, 2023. See Note 1 - Basis of Presentation - Adoption of New Accounting Pronouncements for a summary of the impact adoption of ASU 2016-13 had on LCNB's ACL, retained earnings, and deferred taxes.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

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
•Loss given default – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from company specific and peer loss data.
•Prepayments and curtailments – Prepayments and curtailments are calculated based on the Company’s own data. This analysis is updated when materially relevant.
•Forecast and reversion – the Company as of January 1, 2023 established a one-quarter reasonable and supportable forecast period with a one-quarter straight line reversion to the long-term historical average. As of December 31, 2023, the Company established a two-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average. Extending the forecast and reversion periods from previous quarters has differing effects on pools based on the economic indicators used and the relation of the selected forecast range to the historical average. For example, the historical average for the bank’s unemployment indicator is 5.88%, which is higher than the forecasted range utilized. The extended forecast and reversion period ultimately decreases the reserve associated with the unemployment factor when compared to the historical average.
◦The historical averages for LCNB’s economic indicators are unemployment – 5.88%, change in Coincident Economic Activity – 1.81%, change in Commercial Real Estate Price Indexes – 5.43%, and change in Home Price Index – 3.38%
•Economic forecast – the Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of January 1, 2023, the date of CECL adoption, the Company selected a forecast which forecasted unemployment at 4.16%, the change in Coincident Economic Activity at 1.77%, the change in Commercial Real Estate Price Indexes at 9.35%, and the change in Home Price Index at -1.17% during the forecast periods. As of December 31, 2023, the Company selected a forecast which forecasts unemployment between 4.21% and 4.55%, the change in Coincident Economic Activity between 0.62% and 1.91%, the change in Commercial Real Estate Price Indexes between -8.56% and -6.64%, and the change in the Home Price Index between 0.09% and 4.47% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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
•Changes in the nature and volume of the portfolio and terms of loans; and
•The lending policies and procedures, including changes in undersriting standards and practices for collections, write-offs, and recoveries.

The following table presents activity in the allowance for credit losses and a breakdown of the recorded investment in the allowance for credit losses by portfolio segment for the three years ended December 31 and a breakdown of the recorded investment in the loan portfolio by portfolio segment for the two years ended December 31 (in thousands):

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2023
Allowance for credit losses on loans:
Balance, beginning of year, prior to adoption of ASC 326	$1,300	3,609	624	86	22	5	5,646
Impact of adopting ASC 326	(512)	1,440	836	446	(9)	(5)	2,196
Acquisition of Cincinnati Bancorp, Inc. - PCD Loans	—	90	403	—	—	—	493
Provision for (recovery of) credit losses	266	(176)	689	(219)	5	88	653
Acquisition of Cincinnati Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	—	451	1,268	3	—	—	1,722
Losses charged off	(15)	—	(4)	(83)	—	(166)	(268)
Recoveries	—	—	—	5	—	78	83
Balance, end of year	$1,039	5,414	3,816	238	18	—	10,525

Individually evaluated for credit loss	$2	12	5	—	—	—	19
Collectively evaluated for credit loss	1,037	5,402	3,811	238	18	—	10,506
Balance, end of year	$1,039	5,414	3,816	238	18	—	10,525

Loans:
Individually evaluated for credit loss	$107	3,293	537	—	—	—	3,937
Collectively evaluated for credit loss	120,434	1,102,351	460,067	25,600	11,000	82	1,719,534
Balance, end of year	$120,541	1,105,644	460,604	25,600	11,000	82	1,723,471

Percent of loans in each category to total loans	7.0%	64.2%	26.7%	1.5%	0.6%	—%	100.0%
Ratio of net charge-offs to average loans	0.01%	—%	—%	0.28%	—%	117.65%	0.01%

2022
Allowance for credit losses on loans:
Balance, beginning of year	$1,095	3,607	665	105	30	4	5,506
Provision for (recovery of) loan losses	205	69	(81)	(12)	(8)	77	250
Losses charged off	—	(67)	(5)	(37)	—	(157)	(266)
Recoveries	—	—	45	30	—	81	156
Balance, end of year	$1,300	3,609	624	86	22	5	5,646

Individually evaluated for impairment	$4	11	6	—	—	—	21
Collectively evaluated for impairment	1,296	3,598	618	86	22	5	5,625
Acquired credit impaired loans	—	—	—	—	—	—	—
Balance, end of year	$1,300	3,609	624	86	22	5	5,646

Loans:
Individually evaluated for impairment	$114	963	482	—	—	—	1,559
Collectively evaluated for impairment	119,799	934,568	304,770	28,414	10,073	81	1,397,705
Acquired credit impaired loans	414	724	876	—	—	—	2,014
Balance, end of year	$120,327	936,255	306,128	28,414	10,073	81	1,401,278

Percent of loans in each category to total loans	8.6%	66.9%	21.8%	2.0%	0.7%	—%	100.0%
Ratio of net charge-offs to average loans	—%	0.01%	(0.01)%	0.02%	—%	100.00%	0.01%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
2021
Allowance for credit losses on loans:
Balance, beginning of year	$816	3,903	837	153	28	(9)	5,728
Provision for (recovery of) loan losses	279	(375)	(190)	(45)	2	60	(269)
Losses charged off	—	(112)	(28)	(9)	—	(105)	(254)
Recoveries	—	191	46	6	—	58	301
Balance, end of year	$1,095	3,607	665	105	30	4	5,506

Individually evaluated for impairment	$5	11	9	—	—	—	25
Collectively evaluated for impairment	1,090	3,596	656	105	30	4	5,481
Balance, end of year	$1,095	3,607	665	105	30	4	5,506

Percent of loans in each category to total loans	7.4%	64.8%	24.5%	2.5%	0.8%	—%	100.0%
Ratio of net charge-offs to average loans	—%	(0.01)%	(0.01)%	0.01%	—%	16.24%	—%

The ratio of the allowance for credit losses for loans to total loans at December 31, 2023 and 2022 was 0.61% and 0.40%, respectively.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment for the years ended December 31 (in thousands):

	2023		2022
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate
Owner occupied	72	—	230	—
Non-owner occupied	—	—	—	—
Farmland	51	—	88	—
Multi-family	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—
Construction loans secured by other real estate	—	—	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	—	—	40	—
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$123	—	358	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at December 31 (in thousands). The December 31, 2022 table is shown for comparison purposes.

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
2023
Commercial & industrial
Pass	$17,169	30,518	29,587	11,426	2,732	5,641	16,919	113	114,105
OAEM	—	—	1,474	—	—	—	—	—	1,474
Substandard	—	1,813	—	105	1,592	137	1,315	—	4,962
Doubtful	—	—	—	—	—	—	—	—	—
Total	17,169	32,331	31,061	11,531	4,324	5,778	18,234	113	120,541
Gross charge-offs	—	—	—	—	—	15	—	—	15
Commercial, secured by real estate
Pass	99,055	200,735	156,865	109,810	92,895	283,564	141,354	6,056	1,090,334
OAEM	—	7,671	—	—	—	3,004	—	—	10,675
Substandard	—	—	—	—	1,648	2,987	—	—	4,635
Doubtful	—	—	—	—	—	—	—	—	—
Total	99,055	208,406	156,865	109,810	94,543	289,555	141,354	6,056	1,105,644
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	55,232	83,511	107,120	62,177	19,208	95,643	33,800	—	456,691
OAEM	—	—	—	—	—	18	—	—	18
Substandard	—	446	—	217	—	3,062	170	—	3,895
Doubtful	—	—	—	—	—	—	—	—	—
Total	55,232	83,957	107,120	62,394	19,208	98,723	33,970	—	460,604
Gross charge-offs	—	—	—	—	4	—	—	—	4
Consumer
Pass	8,087	5,820	4,868	4,671	1,382	304	460	—	25,592
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,087	5,820	4,868	4,671	1,390	304	460	—	25,600
Gross charge-offs	—	—	62	21	—	—	—	—	83
Agricultural
Pass	1,883	464	197	694	46	31	7,685	—	11,000
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,883	464	197	694	46	31	7,685	—	11,000
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	82	—	82
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	82	—	82
Gross charge-offs	—	—	—	—	—	—	166	—	166
Total loans	$181,426	330,978	300,111	189,100	119,511	394,391	201,785	6,169	1,723,471

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

A loan portfolio aging analysis by class segment at December 31 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans Greater Than 90 Days and Accruing
2023
Commercial & industrial	$—	—	—	—	120,541	120,541	—
Commercial, secured by real estate:
Owner occupied	—	—	72	72	206,633	206,705	72
Non-owner occupied	2,645	—	—	2,645	498,463	501,108	—
Farmland	—	—	—	—	37,367	37,367	—
Multi-family	—	—	—	—	240,033	240,033	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	9,058	9,058	—
Construction loans secured by other real estate	—	—	—	—	111,373	111,373	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	1,020	414	29	1,463	400,563	402,026	—
Secured by junior liens on 1-4 family dwellings	27	—	—	27	19,972	19,999	—
Home equity line-of-credit loans	174	30	—	204	38,375	38,579	—
Consumer	136	—	—	136	25,464	25,600	—
Agricultural	—	—	—	—	11,000	11,000	—
Other	82	—	—	82	—	82	—
Total	$4,084	444	101	4,629	1,718,842	1,723,471	72

2022
Commercial & industrial	$—	—	—	—	120,327	120,327	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	208,485	208,485	—
Non-owner occupied	—	—	—	—	420,075	420,075	—
Farmland	—	—	—	—	36,340	36,340	—
Multi-family	—	—	—	—	189,917	189,917	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	7,786	7,786	—
Construction loans secured by other real estate	—	—	—	—	73,652	73,652	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	81	—	79	160	269,662	269,822	39
Secured by junior liens on 1-4 family dwellings	—	—	—	—	10,197	10,197	—
Home equity line-of-credit loans	—	—	—	—	26,109	26,109	—
Consumer	117	3	—	120	28,294	28,414	—
Agricultural	—	—	—	—	10,073	10,073	—
Other	81	—	—	81	—	81	—
Total	$279	3	79	361	1,400,917	1,401,278	39

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 4 - LOANS (Continued)

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

One modification was granted to a borrower experiencing financial difficulties during the twelve months ended December 31, 2023. The modification was made on a residential real estate loan secured by a senior lien on a single-family home with an outstanding balance of $325,000 at June 30, 2023 and involved a delay of monthly payments for a period of time. This loan was paid in full during the third quarter 2023. No loans meeting the above specifications were modified during the twelve months ended December 31, 2022.

LCNB is not committed to lend additional funds to borrowers whose loan terms were modified.

There were no modified loans that experienced a payment default within twelve months of the restructuring date during the years ended December 31, 2023, 2022, or 2021.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying Consolidated Balance Sheets.  The unpaid principal balances of those loans at December 31, 2023 and 2022 were approximately $391,800,000 and $148,412,000, respectively.

NOTE 5 - PURCHASED CREDIT DETERIORATED LOANS

LCNB acquired loans through the merger with Cincinnati Bancorp for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follows (in thousands):

2023
Purchase price of loans at acquisition	$8,649
Allowance for credit losses at acquisition	493
Non-credit discount/(premium) at acquisition	1,486
Par value of acquired loans at acquisition	$10,628

The following table provides, as of December 31, the major classifications of purchased credit deteriorated loans acquired (in thousands):

2023
Commercial, secured by real estate	2,636
Residential real estate	6,355
Total	$8,991

The following table provides the outstanding balance and related carrying amount for purchased credit deteriorated loans at December 31 (in thousands):

2023
Outstanding balance	$10,458
Carrying amount	8,991

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 5 - PURCHASED CREDIT DETERIORATED LOANS (continued)
Activity during 2023 for the accretable discount related to purchased credit deteriorated loans is as follows (in thousands):

2023
Accretable discount, beginning of year	—
Accretable discount acquired during period from merger with CNNB	1,486
Less accretion	19
Accretable discount, end of year	1,467

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in other assets in the Consolidated Balance Sheets.  Changes in other real estate owned were as follows (in thousands):

	2023	2022
Balance, beginning of year	$—	—
Additions	—	717
Reductions due to sales	—	(717)
Balance, end of year	$—	—

There were no residential consumer mortgage loans secured by residential real estate in the process of foreclosure at December 31, 2023.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2023	2022
Land	$8,789	8,222
Buildings	32,321	30,148
Equipment	18,568	17,266
Construction in progress	5,143	4,558
Total	64,821	60,194
Less accumulated depreciation	28,519	27,152
Premises and equipment, net	$36,302	33,042

Depreciation charged to expense was $1,881,000 in 2023, $1,897,000 in 2022, and $1,931,000 in 2021.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 8 - LEASES

LCNB has capitalized operating leases for its Union Village, Fairfield, Barron Street, and Worthington offices, for the land at its Oxford and Oakwood offices, for the Milford Lending Office, for certain office equipment, and for its ATMs. The Oakwood lease has a remaining term of fourteen years with options to renew for six additional periods of five years each. The Oxford lease has a remaining term of thirty-seven years with no renewal options. The other leases have remaining terms of less than one year up to nine years, some of which contain options to renew the leases for additional five-year periods.

Lease expenses for offices are included in the Consolidated Statements of Income in occupancy expense, net and lease expenses for equipment and ATMs are included in equipment expenses. Components of lease expense for the years ended December 31 are as follows (in thousands):

	2023	2022	2021
Operating lease expense	$890	616	840
Short-term lease expense	70	243	48
Variable lease expense	8	4	4
Other	29	11	10
Total lease expense	$997	874	902

Other information related to leases at December 31are as follows (dollars in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$911	623	757
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	370	801
Weighted average remaining lease term in years for operating leases	33.0	33.4	32.9
Weighted average discount rate for operating leases	3.53%	3.46%	3.40%

Future payments due under operating leases as of December 31, 2023 are as follows (in thousands):

2024	$719
2025	486
2026	333
2027	311
2028	264
Thereafter	9,703
11,816
Less effects of discounting	5,555
Operating lease liabilities recognized	$6,261

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill during 2023 was as follows (in thousands):

	2023	2022
Balance, beginning of year	$59,221	59,221
Additions from acquisition of CNNB	20,288	—
Balance, end of year	$79,509	59,221

The acquisition method of accounting requires that assets and liabilities acquired in a business combination are recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third-party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. This typically results in goodwill, the amount by which the cost of net assets acquired in a business combination exceeds their fair value, which is subject to impairment testing at least annually.

LCNB performs a goodwill impairment test on an annual basis during the fourth quarter, or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on our annual impairment analysis of goodwill as of the fourth quarter 2024, it was determined that the fair value was in excess of its respective carrying value and therefore, goodwill is considered not impaired.

Core deposit and other intangible assets in the Consolidated Balance Sheets at December 31 were as follows (in thousands):

	2023			2022
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit intangibles	$13,508	8,120	5,388	8,544	7,588	956
Mortgage servicing rights	5,881	1,775	4,106	2,408	1,537	871
Total	$19,389	9,895	9,494	10,952	9,125	1,827

The estimated aggregate future amortization expense for each of the next five years for core deposit intangible assets as of December 31, 2023 is as follows (in thousands):

2024	$842
2025	658
2026	496
2027	496
2028	497

Amortization of mortgage servicing rights is an adjustment to loan servicing income, which is included with other operating income in the Consolidated Statements of Income.  Activity in the mortgage servicing rights portfolio during the years ended December 31 was as follows (in thousands):

	2023	2022	2021
Balance, beginning of year	$871	1,039	976
Amount obtained through merger with CNNB	3,427	—	—
Amount capitalized to mortgage servicing rights	48	100	409
Amortization of mortgage servicing rights	(240)	(268)	(346)
Balance, end of year	$4,106	871	1,039

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS (continued)
At December 31, 2023, the fair value of servicing rights was $5,023,000, which was determined using discount rates ranging from 10% to 11% and prepayment rate ranging from 6.86% to 10.38%, depending on the stratification of the specific right. At December 31, 2022, the fair value of servicing rights was $1,644,000, which was determined using a discount rate of 11.25% and a prepayment rate of 6.53%. As estimated fair values were greater than the carrying value of LCNB's mortgage servicing rights, management determined that a valuation allowance was not necessary.

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

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2023	2022
Affordable housing tax credit investment	$16,950	16,950
Less amortization	4,626	3,268
Net affordable housing tax credit investment	$12,324	13,682

Unfunded commitment	$4,527	7,185

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the Consolidated Balance Sheets.

LCNB expects to fund the unfunded commitment over ten years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2023	2022	2021
Tax credits and other tax benefits recognized	$1,658	1,394	995
Tax credit amortization expense included in provision for income taxes	1,358	1,142	806

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 11 - TIME DEPOSITS

Contractual maturities of time deposits at December 31, 2023 were as follows (in thousands):

Three months or less	$28,870
Over three through six months	68,532
Over six through twelve months	140,476
Total 2024	237,878
2025	87,658
2026	8,270
2027	3,692
2028	1,489
Thereafter	1,038
$340,025

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2023 and 2022 was $50,169,000 and $16,139,000, respectively.

NOTE 12 - BORROWINGS
Long-term debt at December 31 was as follows (in thousands):

	2023		2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
FHLB advances	$100,969	4.87%	5,000	3.02%
Term loan	12,154	4.25%	14,072	4.25%
Total long-term debt	$113,123	4.80%	19,072	3.93%

The term loan is with a correspondent financial institution and bears a fixed interest rate of 4.25%, amortizes quarterly, and has a final balloon payment due on June 15, 2025.

Contractual maturities of long-term debt at December 31 by year of maturity were as follows (dollars in thousands):

	2023	2022
Maturing within one year	$4,988	6,918
Maturing one year through two years	13,135	2,001
Maturing two years through three years	25,000	10,153
Maturing three years through four years	25,000	—
Maturing four years through five years	25,000	—
Thereafter	20,000	—
Total	$113,123	19,072

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 12 - BORROWINGS (continued)

Short-term borrowings at December 31 were as follows (dollars in thousands):

	2023		2022
	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
Revolving line of credit	$—	—%	$3,000	7.25%
Lines of credit	21,395	6.00%	18,455	5.00%
FHLB short-term advances	76,000	5.53%	50,000	4.40%
	$97,395	5.63%	$71,455	4.67%

At December 31, 2023 and 2022, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $5 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2024.

At December 31, 2023, the Company had short-term line of credit borrowing arrangements with three correspondent financial institutions.  Under the terms of the first arrangement, the Company can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. At December 31, 2023 and 2022, the outstanding balance of this arrangement totaled $21.4 million and $18.5 million, respectively. Under the terms of the second arrangement, the Company can borrow up to $25 million at an interest rate equal to the FOMC rate plus a spread of 25 basis points. Under the terms of the third arrangement, the Company can borrow up to $25 million at the interest rate in effect at the time of the borrowing.

All long- and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $417 million and $270 million at December 31, 2023 and 2022, respectively.  Remaining borrowing capacity with the FHLB, including both long- and short-term borrowings, at December 31, 2023 was approximately $89.2 million. LCNB could increase its remaining borrowing capacity by purchasing more stock in the FHLB.

At December 31, 2023, standby letters of credit totaling $27.25 million had been issued by the Federal Home Loan Bank of Cincinnati on behalf of LCNB to secure public fund deposits. These letters of credit were cancelled in January 2024.

NOTE 13 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2023	2022	2021
Income taxes currently payable	$2,952	5,162	4,317
Deferred income tax provision (benefit)	(320)	(344)	294
Provision for income taxes	$2,632	4,818	4,611

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 13 - INCOME TAXES (continued)

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from -
Tax exempt interest	(0.9)%	(0.6)%	(0.7)%
Tax exempt income on bank owned life insurance	(1.6)%	(0.8)%	(0.9)%
Captive insurance premium income	(0.8)%	(0.9)%	(0.8)%
Affordable housing tax credit limited partnerships	(2.0)%	(0.8)%	(0.6)%
Nondeductible merger-related expenses	1.7%	—%	—%
Other, net	(0.2)%	—%	—%
Effective tax rate	17.2%	17.9%	18.0%

Deferred tax assets and liabilities, included in the Consolidated Balance Sheets with other assets, consist of the following at December 31 (in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses	$2,217	1,186
Net unrealized losses on investment securities available-for-sale	5,923	7,955
Fair value adjustment on loans acquired from mergers	5,895	40
Benefit plans	277	190
Deferred compensation	580	602
Minimum pension liability	15	7
Operating lease right-of-use assets	1,242	1,338
Other	478	158
	16,627	11,476
Deferred tax liabilities:
Depreciation of premises and equipment	(1,395)	(1,174)
Amortization of intangibles	(2,808)	(1,643)
Mortgage servicing rights	(865)	(183)
Prepaid expenses	(525)	(316)
FHLB stock dividends	(501)	(183)
Operating lease liabilities	(1,243)	(1,338)
Fair value adjustment on time deposits acquired from mergers	(222)	—
Deferred gain on loans sold	(305)	—
Other, net	(198)	—
	(8,062)	(4,837)
Net deferred tax assets (liabilities)	$8,565	6,639

As of December 31, 2023 and 2022 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the Consolidated Statements of Income for the three-year period ended December 31, 2023.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 13 - INCOME TAXES (continued)

The Company is no longer subject to examination by federal tax authorities for years before 2020.

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2023	2022
Commitments to extend credit:
Commercial loans	$28,111	22,823
Other loans:
Fixed rate	15,349	191
Adjustable rate	1,946	1,422
Unused lines of credit:
Fixed rate	21,532	41,558
Adjustable rate	184,056	238,876
Unused overdraft protection amounts on demand accounts	16,418	16,566
Standby letters of credit	5	5
	$267,417	321,441

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)
Activity in the allowance for credit losses on off-balance sheet credit exposures for the year ended December 31, 2023 is as follows (in thousands):

Balance, beginning of year, prior to adoption of ASC 326	$—
Impact of adopting ASC 326	571
Acquisition of Cincinnati Bancorp, Inc.	21
Provision for (recovery of) credit losses	(296)
Losses charged off	(15)
Balance, end of year	$281

Capital expenditures include: the construction or acquisition of new office buildings; improvements to LCNB's offices; purchases of furniture and equipment; and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of December 31, 2023 totaled approximately $2,876,000.

The Company and the Bank are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to LCNB's consolidated financial position or results of operations.

NOTE 15 - REGULATORY MATTERS AND IMPACT ON PAYMENT OF DIVIDENDS

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2024, the restrictions generally limit dividends to the aggregate of net income for the year 2024 plus the net earnings retained for 2023 and 2022.  If dividends exceed net income for a year, a bank is generally not required to carry forward the negative amount resulting from such excess if the bank can attribute the excess to the preceding two years. If the excess is greater than the bank's previously undistributed net income for the preceding two years, prior OCC approval of the dividend is required and a negative amount would be carried forward in future dividend calculations. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.

At December 31, 2023, the bank paid $650,000 in excess of the previous two years' Bank net income to the holding company due to an $8.75 million dividend for the acquisition of CNNB. In addition, the February 2024 dividend payment was also in excess of the previous two years' Bank net income. The Bank requested after-the-fact OCC approval for these excess payments and that approval remains outstanding.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 15 - REGULATORY MATTERS AND IMPACT ON PAYMENT OF DIVIDENDS (continued)

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

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. It could be used beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualified to use the simplified measure for its December 31, 2022 regulatory capital calculations, but did not opt in. It did not qualify to use the simplified approach for its December 31, 2023 regulatory capital calculations.

A summary of the regulatory capital of the Bank at December 31 follows (dollars in thousands):

	2023	2022
Regulatory Capital:
Shareholders' equity	$242,528	213,052
Goodwill and other intangible assets	(84,897)	(60,177)
Accumulated other comprehensive loss	22,336	29,945
Tier 1 risk-based capital	179,967	182,820
Eligible allowance for credit losses	10,318	5,646
Total risk-based capital	$190,285	188,466
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	10.17%	11.94%
Tier 1 capital to risk-weighted assets	10.17%	11.94%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	10.75%	12.31%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	8.05%	9.72%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss for 2023 and 2022 were as follows (in thousands):

	2023			2022
	Unrealized Gains (Losses) on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Gains (Losses) on Available-for-Sale Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
Balance at beginning of year	$(29,927)	(27)	(29,954)	(1,536)	(273)	(1,809)
Before reclassifications	7,646	(28)	7,618	(28,391)	246	(28,145)
Reclassifications	—	—	—	—	—	—
Balance at end of year	$(22,281)	(55)	(22,336)	(29,927)	(27)	(29,954)

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

CNNB operated a similar multi-employer plan, accounted for as a multi-employer plan, at the time of the merger, which was assumed by LCNB.

Certain information pertaining to both the LCNB and the former CNNB qualified noncontributory defined benefit retirement plans is as follows:

Legal name	Pentegra Defined Benefit Plan for Financial Institutions
Plan's employer identification number	13-5645888
Plan number	333

The LCNB plan was at least 80% funded as of July 1, 2023 and 2022.  The former CNNB plan was between 65% and 80% funded as of July 1, 2023 and 2022. A funding improvement or rehabilitation plan has not been implemented for either plan, nor has a surcharge been paid to either plan. The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)
Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the Consolidated Statements of Income for the years ended December 31 were as follows (in thousands):

	2023	2022	2021
Qualified noncontributory defined benefit retirement plan	$1,211	1,298	1,178
401(k) plan	701	636	610

The Company expects a total minimum contribution of $258,000 to the qualified noncontributory defined benefit retirement plans in 2024.

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2023 and 2022, the amount of the liability for this plan was, respectively, $122,000 and $128,000, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2023 and 2022 was $2,754,000 and $2,867,000, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2023 and 2022 is $570,000 and $689,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.7% in 2023 and 5.1% in 2022. There were no service costs associated with the plans for 2023, 2022, or 2021.  Interest costs were $26,000, $36,000, and $42,000 for 2023, 2022, and 2021, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2023	2022	2021
Service cost	$—	—	—
Interest cost	77	54	52
Amortization of unrecognized (gain) loss	—	8	8
Net periodic pension cost	$77	62	60

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)
A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2023	2022	2021
Projected benefit obligation at beginning of year	$1,606	1,999	2,124
Service cost	—	—	—
Interest cost	77	54	52
Actuarial (gain) or loss	35	(303)	(33)
Benefits paid	(145)	(144)	(144)
Projected benefit obligation at end of year	$1,573	1,606	1,999

Projected benefit obligations for the nonqualified defined benefit retirement plan are included in other liabilities in the Consolidated Balance Sheets.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2023 and 2022 was $1,573,000 and $1,606,000, respectively.

At December 31, 2023 and 2022, unrecognized net loss of $55,000 and $27,000, respectively, was included in accumulated other comprehensive income (loss).

Amounts recognized in accumulated other comprehensive loss, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2023	2022	2021
Net actuarial (gain) or loss	$28	(246)	(32)

The estimated unrecognized net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2024 for the nonqualified defined benefit retirement plan is $0.

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2023	2022	2021
Benefit obligation:
Discount rate	4.83%	5.02%	2.83%
Salary increase rate	N/A	N/A	N/A

Net periodic pension cost:
Discount rate	5.02%	2.83%	2.52%
Salary increase rate	N/A	N/A	N/A
Amortization period in years	18.61	19.41	20.16

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)
The nonqualified defined benefit retirement plan is not funded.  Therefore no contributions will be made in 2024.

 Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2023 are (in thousands):

2024	$144
2025	144
2026	143
2027	143
2028	142
2029-2033	624

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

LCNB has not granted stock options since 2012. The remaining 311 outstanding shares under the plan were exercised in 2021 at a weighted average exercise price of $12.60

The following table provides information related to stock options exercised during the years indicated (in thousands):

2021
Intrinsic value of options exercised	1
Cash received from options exercised	4
Tax benefit realized from options exercised	—

Compensation costs related to option awards were recognized in full during the first quarter 2017.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	58,314	$17.99	44,512	$17.08	28,596	$17.42
Granted	44,150	17.84	32,554	19.25	26,321	16.85
Vested	(23,447)	17.89	(18,752)	18.01	(9,649)	17.49
Forfeited	—	—	—	—	(756)	16.86
Nonvested at December 31,	79,017	$17.94	58,314	$17.99	44,512	$17.08

At December 31, 2023, there were 79,017 restricted stock awards outstanding with an approximate stock value of $1,246,000 based on that day's closing stock price. At December 31, 2022, there were 58,314 restricted stock awards outstanding with an approximate stock value of $1,050,000 based on that day's closing stock price. The grant date fair value of restricted stock awards was $788,000 and $627,000 in 2023 and 2022, respectively. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into income over the vesting period.

Total expense related to restricted stock awards included in salaries and wages in the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 was $563,000, $531,000, and $249,000 respectively. The related tax benefit for the years ended December 31, 2023, 2022, and 2021 was $118,000, $111,000, and $52,000, respectively.

Unrecognized compensation expense for restricted stock awards was $926,000 at December 31, 2023 and is expected to be recognized over a period of 4.2 years.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 19 - EARNINGS PER SHARE (continued)

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2023	2022	2021
Net income	$12,628	22,128	20,974
Less allocation of earnings and dividends to participating securities	86	114	75
Net income allocated to common shareholders	$12,542	22,014	20,899

Weighted average common shares outstanding, gross	11,497,330	11,469,676	12,635,013
Less average participating securities	79,473	58,695	45,408
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	11,417,857	11,410,981	12,589,605
Add dilutive effect of:
Stock options	—	—	8
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	11,417,857	11,410,981	12,589,613

Earnings per common share:
Basic	$1.10	1.93	1.66
Diluted	1.10	1.93	1.66

NOTE 20 - RELATED PARTY TRANSACTIONS

LCNB has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2023	2022
Beginning balance	$2,192	2,125
New loans and advances	436	317
Change in composition of related parties	—	—
Reductions	(164)	(250)
Ending Balance	$2,464	2,192

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2023 and 2022 amounted to $2,721,000 and $2,163,000, respectively.

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

LCNB measures certain assets at fair value using various valuation techniques and assumptions, depending on the nature of the asset.  Fair value is defined as the price that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

Equity Securities with a Readily Determinable Fair Value
Equity securities with a readily determinable fair value are reported at fair value with changes in fair value reported in other operating income in the Consolidated Statements of Income. Fair values for equity securities are determined based on market quotations (level 1). At December 31, 2022, LCNB had investments in two mutual funds that were traded in active markets and their fair values were based on market quotations (level 1). These two mutual funds were sold during the first quarter of 2023. An investment in another mutual fund is measured at fair value using the fund's net asset value ("NAV") and is considered level 1 because the NAV is determined and published and is the basis for current transactions.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2023
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$96	96	—	—
Mutual funds	—	—	—	—
Mutual funds measured at net asset value	1,240	1,240	—	—

Debt securities available-for-sale:
U.S. Treasury notes	68,202	68,202	—	—
U.S. Agency notes	80,901	—	80,901	—
Corporate bonds	6,534	—	6,534	—
U.S. Agency mortgage-backed securities	72,790	—	72,790	—
Municipal securities:
Non-taxable	7,171	—	7,171	—
Taxable	41,003	—	41,003	—
Total recurring fair value measurements	$277,937	69,538	208,399	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$—	—	—	—
Total nonrecurring fair value measurements	$—	—	—	—

2022
Recurring fair value measurement:
Equity securities with a readily determinable fair value:
Equity securities	$1,039	1,039	—	—
Mutual funds	41	41	—	—
Mutual funds measured at net asset value	1,193	1,193	—	—

Debt securities available-for-sale:
U.S. Treasury notes	76,447	76,447	—	—
U.S. Agency notes	77,976	—	77,976	—
Corporate bonds	6,685	—	6,685	—
U.S. Agency mortgage-backed securities	79,440	—	79,440	—
Municipal securities:
Non-taxable	8,524	—	8,524	—
Taxable	40,778	—	40,778	—
Total recurring fair value measurements	$292,123	78,720	213,403	—

Nonrecurring fair value measurements:
Impaired loans	$923	—	—	923
Total nonrecurring fair value measurements	$923	—	—	923

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2023 and 2022 (dollars in thousands):

Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2023
Individually evaluated collateral dependent loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

2022
Impaired loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable
	923	Discounted cash flows	Discount rate	8.13%	4.63%	6.04%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2023
FINANCIAL ASSETS:
Cash and cash equivalents	$39,723	39,723	39,723	—	—
Debt securities, held-to-maturity	16,858	15,679	—	—	15,679
Loans, net	1,712,946	1,534,406	—	—	1,534,406
Accrued interest receivable	8,405	8,405	—	8,405	—

FINANCIAL LIABILITIES:
Deposits	1,824,389	1,824,105	1,485,418	338,687	—
Short-term borrowings	97,395	97,395	—	97,395	—
Long-term debt	113,123	112,986	—	112,986	—
Accrued interest payable	1,697	1,697	—	1,697	—

2022
FINANCIAL ASSETS:
Cash and cash equivalents	$22,701	22,701	22,701	—	—
Debt securities, held-to-maturity	19,878	18,885	—	—	18,885
Loans, net	1,395,632	1,219,112	—	—	1,219,112
Accrued interest receivable	7,482	7,482	—	7,482	—

FINANCIAL LIABILITIES:
Deposits	1,604,970	1,604,380	1,448,470	155,910	—
Short-term borrowings	71,455	71,455	—	71,455	—
Long-term debt	19,072	18,573	—	18,573	—
Accrued interest payable	311	311	—	311	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at December 31, 2023 and 2022.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., at the parent company level only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2023	2022
Assets:
Cash on deposit with subsidiary	$2,370	916
Cash on deposit with unrelated depository institution	48	620
Equity securities, at fair value	—	1,024
Investment in subsidiaries	244,344	215,222
Other assets	872	59
Total assets	$247,634	217,841

Liabilities:
Short-term borrowings	$—	3,000
Long-term debt	12,154	14,072
Other liabilities	177	94
Total liabilities	12,331	17,166

Shareholders' equity	235,303	200,675
Total liabilities and shareholders' equity	$247,634	217,841

Condensed Statements of Income
Year ended December 31,	2023	2022	2021
Income:
Dividends from subsidiaries	$30,015	17,850	15,820
Interest and dividends	10	35	34
Other income (loss), net	(62)	(123)	155
Total income	29,963	17,762	16,009

Total expenses	4,112	3,305	1,764

Income before income tax benefit and equity in undistributed income of subsidiaries	25,851	14,457	14,245
Income tax benefit	(738)	(705)	(333)
Equity in undistributed income (loss) of subsidiaries	(13,961)	6,966	6,396
Net income	$12,628	22,128	20,974

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Continued)
NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income	$12,628	22,128	20,974
Adjustments for non-cash items -
Increase (decrease) in undistributed income of subsidiaries	13,961	(6,966)	(6,396)
Other, net	292	636	299
Net cash flows provided by operating activities	26,881	15,798	14,877

Cash flows from investing activities:
Proceeds from sales of equity securities	963	—	—
Cash paid for business acquisition, net of cash received	(9,208)	—	—
Net cash flows provided by (used in) investing activities	(8,245)	—	—

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	(3,000)	3,000	—
Proceeds from long-term debt	—	15,000	—
Principal payments on long-term debt	(1,918)	(928)	—
Proceeds from issuance of common stock	428	409	434
Payments to repurchase common stock	(3,326)	(23,660)	(8,310)
Cash dividends paid on common stock	(9,938)	(9,191)	(9,720)
Other	—	—	4
Net cash flows used in financing activities	(17,754)	(15,370)	(17,592)
Net change in cash	882	428	(2,715)
Cash at beginning of year	1,536	1,108	3,823
Cash at end of year	$2,418	1,536	1,108

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

Management assessed LCNB’s internal controls as of December 31, 2023, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2023, LCNB’s internal control over financial reporting met the criteria.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2023, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

(a) Information required to be disclosed in a report on Form 8-K.

None.

(b) Insider trading arrangements.

During the three months ended December 31, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

LCNB CORP. AND SUBSIDIARIES

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 22, 2024 (the "Proxy Statement"), which will be filed no later than 120 days from the end of the fiscal year ended December 31, 2023, are incorporated by reference into Part III.

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

LCNB CORP. AND SUBSIDIARIES

The following table shows information relating to stock-based compensation outstanding under the 2015 Plan at December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	79,017	$17.94	284,561
Equity compensation plans not approved by security holders	—	—	—
Total	79,017	$17.94	284,561

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report for 2023 and 2022 - Plante & Moran PLLC (PCAOB ID 166)
Report for 2021 - FORVIS, LLP (PCAOB ID 686)
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2023 and 2022.
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022, and 2021.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2023, 2022, and 2021.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021.
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

2.3.
Agreement and Plan of Merger dated as of November 28, 2023 by and between LCNB Corp. and Eagle Financial Bancorp, Inc. - incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 29, 2023, Exhibit 2.1.

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

3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
4.1	Description of Registrant's Securities - Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2019, Exhibit 4.1.
10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292).
10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.4	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.5	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.

LCNB CORP. AND SUBSIDIARIES

(a) Exhibit No.	Exhibit Description
10.6	Form of Business Loan Agreement between LCNB Corp. and Bankers' Bank - incorporated by reference to Registrant's Current Report on Form 8-K filed on February 14, 2022, Exhibit 10.1.
14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2018, Exhibit 14.1.
19	LCNB Corp. Insider Trading Policy
21	LCNB Corp. subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	LCNB Corp. Amended & Restated Clawback Policy
101
The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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
March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Eric J. Meilstrup	/s/ Robert C. Haines II
Eric J. Meilstrup, President, Chief Executive	Robert C. Haines II, Executive Vice President
Officer & Director	& Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
March 15, 2024	March 15, 2024

/s/ Spencer S. Cropper	/s/ Craig M. Johnson
Spencer S. Cropper	Craig M. Johnson, Director
Chairman of the Board of Directors	March 15, 2024
March 15, 2024

/s/ Robert A. Bedinghaus
Robert A. Bedinghaus, Director	Michael J. Johrendt, Director
March 15, 2024	March 15, 2024

/s/ Mary E. Bradford	/s/ William H. Kaufman
Mary E Bradford, Director	William H. Kaufman, Director
March 15, 2024	March 15, 2024

/s/ Steve P. Foster	/s/ Anne E. Krehbiel
Steve P. Foster, Director	Anne E. Krehbiel, Director
March 15, 2024	March 15, 2024

/s/ William G. Huddle	/s/ Takeitha W. Lawson
William G. Huddle, Director	Takeitha W. Lawson, Director
March 15, 2024	March 15, 2024

LCNB CORP. AND SUBSIDIARIES

SIGNATURES (continued)

Stephen P. Wilson, Director
March 15, 2024