Form 10-Q
period 2024-03-31
LCNB CORP
filed 2024-05-10
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of May 9, 2024 was 14,142,960 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
CECL	Current expected credit losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CNNB	Cincinnati Bancorp, Inc.
Company	LCNB Corp. and its consolidated subsidiaries as a whole
DCF	Discounted Cash Flow
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EFBI	Eagle Financial Bancorp, Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee of the Federal Reserve System
GAAP	Generally Accepted Accounting Principles
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LDA	Loss Driver Analysis
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
OCC	Office of the Comptroller of the Currency
PCD	Purchased Credit Deteriorated
PD	Probability of Default
SEC	Securities and Exchange Commission

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, dollars in thousands)

	March 31, 2024	December 31, 2023
ASSETS:
Cash and due from banks	$24,950	$36,535
Interest-bearing demand deposits	8,001	3,188
Total cash and cash equivalents	32,951	39,723
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,334	1,336
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	262,786	276,601
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $5 and $5 at March 31, 2024 and December 31, 2023, respectively	16,746	16,858
Federal Reserve Bank stock, at cost	5,774	5,086
Federal Home Loan Bank stock, at cost	16,469	15,176
Loans, net of allowance for credit losses of $10,557 and $10,525 at March 31, 2024 and December 31, 2023, respectively	1,645,797	1,712,946
Loans held for sale	75,581	—
Premises and equipment, net	36,690	36,302
Operating lease right-of-use assets	5,838	6,000
Goodwill	79,559	79,509
Core deposit and other intangibles, net	8,903	9,494
Bank-owned life insurance	50,165	49,847
Interest receivable	9,115	8,405
Other assets, net	31,777	30,643
TOTAL ASSETS	2,283,151	2,291,592

LIABILITIES:
Deposits:
Noninterest-bearing	$435,580	462,267
Interest-bearing	1,422,913	1,362,122
Total deposits	1,858,493	1,824,389
Short-term borrowings	10,000	97,395
Long-term debt	162,638	113,123
Operating lease liabilities	6,123	6,261
Accrued interest and other liabilities	12,234	15,121
TOTAL LIABILITIES	2,049,488	2,056,289

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 16,435,659 and 16,384,952 shares at March 31, 2024 and December 31, 2023, respectively; outstanding 13,224,276 and 13,173,569 shares at March 31, 2024 and December 31, 2023, respectively	174,082	173,637
Retained earnings	139,050	140,017
Treasury shares at cost, 3,211,383 and 3,211,383 shares at March 31, 2024 and December 31, 2023, respectively	(56,015)	(56,015)
Accumulated other comprehensive loss, net of taxes	(23,454)	(22,336)
TOTAL SHAREHOLDERS' EQUITY	233,663	235,303
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,283,151	$2,291,592

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
INTEREST INCOME:
Interest and fees on loans	$22,682	16,143
Dividends on equity securities:
With a readily determinable fair value	9	17
Without a readily determinable fair value	31	20
Interest on debt securities:
Taxable	1,232	1,343
Non-taxable	143	176
Other investments	661	219
TOTAL INTEREST INCOME	24,758	17,918

INTEREST EXPENSE:
Interest on deposits	8,190	2,456
Interest on short-term borrowings	935	1,304
Interest on long-term debt	1,738	216
TOTAL INTEREST EXPENSE	10,863	3,976
NET INTEREST INCOME	13,895	13,942

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	125	(57)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) CREDIT LOSSES	13,770	13,999

NON-INTEREST INCOME:
Fiduciary income	1,973	1,740
Service charges and fees on deposit accounts	1,384	1,482
Net losses from sales of debt securities, available-for-sale	(214)	—
Bank-owned life insurance income	318	271
Net gains from sales of loans	522	6
Other operating income (loss)	(54)	82
TOTAL NON-INTEREST INCOME	3,929	3,581

NON-INTEREST EXPENSE:
Salaries and employee benefits	8,554	7,349
Equipment expenses	390	361
Occupancy expense, net	1,005	963
State financial institutions tax	428	397
Marketing	174	192
Amortization of intangibles	236	111
FDIC insurance premiums, net	504	215
Contracted services	784	641
Merger-related expenses	775	25
Other non-interest expense	2,622	2,271
TOTAL NON-INTEREST EXPENSE	15,472	12,525
INCOME BEFORE INCOME TAXES	2,227	5,055
PROVISION FOR INCOME TAXES	312	898
NET INCOME	$1,915	4,157

Earnings per common share:
Basic	$0.15	0.37
Diluted	$0.15	0.37
Weighted average common shares outstanding:
Basic	13,112,302	11,189,170
Diluted	13,112,302	11,189,170

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$1,915	4,157
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities (net of tax expense (benefit) of $(342) and $1,316 for the three months ended March 31, 2024 and 2023, respectively)	(1,287)	4,950
Reclassification adjustment for net realized (gains) losses on sales of available-for-sale debt securities included in net income (net of tax expense (benefit) of $(45) and $0 for the three months ended March 31, 2024 and 2023, respectively)	169	—
Other comprehensive income (loss), net of tax	(1,118)	4,950
TOTAL COMPREHENSIVE INCOME	$797	9,107

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended March 31, 2024
Balance at January 1, 2024	13,173,569	$173,637	140,017	(56,015)	(22,336)	235,303
Net income			1,915			1,915
Other comprehensive loss, net of taxes					(1,118)	(1,118)
Dividend Reinvestment and Stock Purchase Plan	9,004	130				130
Shares issued for restricted stock awards	41,703
Compensation expense relating to restricted stock		315				315
Common stock dividends, $0.22 per share			(2,882)			(2,882)
Balance at March 31, 2024	13,224,276	$174,082	139,050	(56,015)	(23,454)	233,663

Three Months Ended March 31, 2023
Balance at January 1, 2023	11,259,080	$144,069	139,249	(52,689)	(29,954)	200,675
Cumulative change in accounting principle - ASC 326			(1,922)			(1,922)
Balance at January 1, 2023, adjusted	11,259,080	144,069	137,327	(52,689)	(29,954)	198,753
Net income			4,157			4,157
Other comprehensive income, net of taxes					4,950	4,950
Dividend Reinvestment and Stock Purchase Plan	5,861	103				103
Repurchase of common stock	(107,028)			(1,838)		(1,838)
Shares issued for restricted stock awards	44,150
Compensation expense relating to restricted stock		316				316
Common stock dividends, $0.21 per share			(2,369)			(2,369)
Balance at March 31, 2023	11,202,063	$144,488	139,115	(54,527)	(25,004)	204,072

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,915	4,157
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	481	720
Provision for (recovery of) credit losses	125	(57)
Deferred income tax provision (benefit)	44	(648)
Increase in cash surrender value of bank-owned life insurance	(318)	(271)
Realized and unrealized losses from equity securities, net	10	31
Realized losses from sales of debt securities, available-for-sale	214	—
Origination of mortgage loans for sale	(32,620)	(335)
Realized gains from sales of loans	(522)	(6)
Proceeds from sales of mortgage loans	22,429	338
Compensation expense related to restricted stock	315	316
Changes in:
Accrued interest receivable	(710)	(523)
Other assets	(936)	597
Other liabilities	(2,921)	(1,827)
TOTAL ADJUSTMENTS	(14,409)	(1,665)
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(12,494)	2,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	963
Proceeds from sales of debt securities, available-for-sale	9,615	—
Proceeds from maturities and calls of debt securities:
Available-for-sale	4,624	2,769
Held-to-maturity	112	108
Purchases of equity securities	(8)	(7)
Purchases of debt securities:
Available-for-sale	(2,207)	(300)
Purchase of Federal Reserve Bank stock	(688)	—
Purchases of Federal Home Loan Bank stock	(1,293)	(3,306)
Proceeds from redemption of Federal Home Loan Bank stock	—	754
Net increase in loans	2,961	6,912
Purchases of premises and equipment	(858)	(588)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	12,258	7,305

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	34,104	(1,089)
Net increase (decrease) in short-term borrowings	(87,395)	5,045
Proceeds from issuance of long-term debt	50,000	—
Principal payments on long-term debt	(493)	(474)
Proceeds from issuance of common stock	130	103
Repurchase of common stock	—	(1,838)
Cash dividends paid on common stock	(2,882)	(2,369)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(6,536)	(622)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,772)	9,175
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,723	22,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,951	31,876

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest paid	$10,312	3,433

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans held for investment to loans held for sale	$64,869	—

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

The consolidated condensed balance sheet as of December 31, 2023 has been derived from the audited consolidated balance sheet as of that date.

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

Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2023 Annual Report on Form 10-K filed with the SEC.

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

Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option and the full impact of adopting ASC 326 is included in regulatory capital as of March 31, 2024. Adoption of the ASC did not materially affect LCNB's regulatory capital ratios.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 1 - BASIS OF PRESENTATION (continued)
ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a Consensus of the Emerging Issues Task Force)"
ASU No. 2023-02 was issued in March 2023 and became effective for LCNB on January 1, 2024. It allows reporting entities the option to use the proportional amortization method to account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met, regardless of the tax credit program from which the income tax credits are received. The proportional amortization method was previously limited to Low-Income Housing Tax Credit investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense (benefit). Adoption of ASU No. 2023-02 did not have a material impact on LCNB's results of consolidated operations or financial position.

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

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures"
ASU No. 2023-07 was issued in November 2023 and changes the requirements for segment disclosures, primarily through enhancing disclosure requirements for significant segment expenses, enhancing interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and modifying other disclosure requirements. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

NOTE 2 - BUSINESS COMBINATIONS

Cincinnati Bancorp, Inc.
On November 1, 2023, LCNB acquired Cincinnati Bancorp, Inc. (“CNNB”), the holding company for Cincinnati Federal, a federally chartered stock savings and loan association. Under the terms of the definitive merger agreement, CNNB merged with and into LCNB Corp., immediately followed by the merger of Cincinnati Federal with and into LCNB National Bank. CNNB operated four full-service branch offices in Cincinnati, Ohio and 1 full-service office in Florence, Kentucky, which became offices of LCNB after the merger. The merger significantly increased LCNB’s existing presence in the Cincinnati market and expanded LCNB’s community banking franchise across the Ohio River into the Northern Kentucky market.

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
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The following table summarizes the fair value of the total consideration transferred as a part of the CNNB acquisition and the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction (in thousands):

Consideration:
Cash consideration	$9,475
Common stock (2,042,598 shares issued at $13.99 per share)	28,576
Fair value of total consideration transferred	38,051

Identifiable Assets Acquired:
Cash and cash equivalents	11,368
Debt securities, available-for-sale	5,210
Federal Home Loan Bank stock	7,508
Loans, net	236,692
Premises and equipment	2,767
Operating lease right-of-use assets	64
Core deposit and other intangibles	8,391
Bank owned life insurance	4,413
Deferred income taxes	4,451
Other assets	12,896
Total identifiable assets acquired	293,760

Liabilities Assumed:
Deposits	210,532
Short-term borrowings	55,999
Long-term debt	5,963
Operating lease liabilities	64
Other liabilities	3,489
Total liabilities assumed	276,047

Total Identifiable Net Assets Acquired	17,713

Goodwill Resulting From Merger	$20,338

The fair value and gross contractual amounts of non-PCD loans as of the acquisition date was $231.9 million and $258.6 million, respectively. LCNB recorded a provision for credit losses on these loans of $1,722,000.

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the transaction to reflect any new information obtained about facts and circumstances existing at the acquisition date. As such, any changes in the estimated fair value of assets, including acquired loans, will be recognized in the period the adjustment is identified. Goodwill increased by $50,000 during the first quarter 2024 primarily due to valuation adjustments to other assets.

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

Direct expenses related to the CNNB acquisition totaled $477,000 during the three months ended March 31, 2024, were expensed as incurred, and are recorded as merger-related expenses in the consolidated statements of income.

Eagle Financial Bancorp, Inc.
On April 12, 2024, LCNB acquired Eagle Financial Bancorp, Inc. (“EFBI”), the holding company for EAGLE.bank. Under the terms of the definitive merger agreement, EFBI merged with and into LCNB Corp., immediately followed by the merger of EAGLE.bank with and into LCNB National Bank. EAGLE.bank operated three full-service banking offices in Cincinnati, Ohio, which became offices of LCNB after the merger. This transaction increases LCNB’s presence in the Cincinnati market.

Subject to the terms of the merger agreement, EFBI shareholders had the opportunity to elect to receive either 1.1401 shares of LCNB stock, $19.10 per share in cash for each share of EFBI common stock owned, or a combination thereof subject to at least 60%, but not more than 70%, of the shares of EFBI being exchanged for LCNB common stock. As of December 31, 2023, EFBI reported 1,342,275 shares of common stock outstanding, as well as 115,807 options with a weighted average strike price of $16.18 per share (each option carries that right to purchase one EFBI share). Any unexercised stock options of EFBI were canceled prior to the effective time of the merger in exchange for a cash payment per option equal to the difference between $19.10 and the exercise price of the option.

The following table summarizes the fair value of the total consideration transferred as a part of the EFBI acquisition (in thousands):

Consideration:
Cash consideration	$10,256
Common stock (918,128 shares issued at $14.04 per share)	12,891
Fair value of total consideration transferred	$23,147

Calculation of the fair value of the net assets acquired in this merger transaction is in process.

EFBI had approximately $174.3 million in assets, $140.4 million in net loans, $136.7 million of deposits, and $26.0 million in consolidated stockholders’ equity as of December 31, 2023.

Direct expenses related to the EFBI acquisition totaled $298,000 during the three months ended March 31, 2024, were expensed as incurred, and are recorded as merger-related expenses in the consolidated statements of income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2024
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$74,308	—	6,502	67,806
U.S. Agency notes	88,929	—	8,339	80,590
Corporate bonds	7,450	—	824	6,626
U.S. Agency mortgage-backed securities	79,727	6	9,940	69,793
Municipal securities:
Non-taxable	4,638	—	235	4,403
Taxable	37,354	—	3,786	33,568
	$292,406	6	29,626	262,786

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,468	2	853	12,617
Taxable	3,283	—	389	2,894
	$16,751	2	1,242	15,511

December 31, 2023
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$74,404	—	6,202	68,202
U.S. Agency notes	88,978	—	8,077	80,901
Corporate Bonds	7,450	—	916	6,534
U.S. Agency mortgage-backed securities	81,634	2	8,846	72,790
Municipal securities:
Non-taxable	7,416	—	245	7,171
Taxable	44,923	1	3,921	41,003
	$304,805	$3	28,207	276,601

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,580	4	872	12,712
Taxable	3,283	—	316	2,967
	$16,863	4	1,188	15,679

The Company estimated the expected credit losses at March 31, 2024 and December 31, 2023 to be immaterial based on the composition of the securities portfolio.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at March 31, 2024 and December 31, 2023, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Available-for-Sale:
U.S. Treasury notes	$1,489	7	66,317	6,495
U.S. Agency notes	—	—	80,590	8,339
Corporate bonds	729	21	5,897	803
U.S. Agency mortgage-backed securities	—	—	69,301	9,940
Municipal securities:
Non-taxable	—	—	4,403	235
Taxable	—	—	33,447	3,786
	$2,218	28	259,955	29,598

Held-to-Maturity:
Municipal securities:
Non-taxable	$—	—	11,900	853
Taxable	—	—	2,894	389
	$—	—	14,794	1,242

December 31, 2023
Available-for-Sale:
U.S. Treasury notes	$—	—	68,202	6,202
U.S. Agency notes	—	—	80,901	8,077
Corporate Bonds	734	16	5,800	900
U.S. Agency mortgage-backed securities	—	—	72,287	8,846
Municipal securities:
Non-taxable	1,540	10	5,631	235
Taxable	—	—	40,392	3,921
	$2,274	26	273,213	28,181

Held-to-Maturity:
Municipal securities:
Non-taxable	$6,012	476	5,975	396
Taxable	—	—	2,966	316
	$6,012	476	8,941	712

At March 31, 2024, LCNB’s securities portfolio consisted of 168 securities, 161 of which were in an unrealized loss position. At December 31, 2023, LCNB's securities portfolio consisted of 207 securities, 176 of which were in an unrealized loss position. After considering the issuers of the securities, LCNB management determined that that the unrealized losses were due to changing interest rate environments. As LCNB had no intent at March 31, 2024 to sell its debt securities before recovery of their cost basis and as it was more likely than not that it will not be required to sell its debt securities before recovery of the cost basis, no unrealized losses were deemed to represent credit losses.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Debt securities with a market value of $172.4 million and $124.4 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at March 31, 2024.

Contractual maturities of debt securities at March 31, 2024 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$15,909	15,531	1,469	1,449
Due from one to five years	163,735	148,059	1,319	1,281
Due from five to ten years	33,035	29,403	2,849	2,699
Due after ten years	—	—	11,114	10,082
	212,679	192,993	16,751	15,511
U.S. Agency mortgage-backed securities	79,727	69,793	—	—
	$292,406	262,786	16,751	15,511

Certain information concerning the sale of debt securities available-for-sale for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Proceeds from sales	$9,615	—
Gross realized gains	—	—
Gross realized losses	214	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at March 31, 2024 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual Funds	$1,423	1,236	1,415	1,240
Equity Securities	10	98	10	96
Total equity securities with a readily determinable fair value	$1,433	1,334	1,425	1,336

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Certain information concerning changes in the fair value of equity securities with a readily determinable fair value for the three and three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net losses recognized during the period on equity securities	$(10)	(31)
Less net losses recognized during the period on equity securities sold during the period	—	(61)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$(10)	30

NOTE 4 - LOANS

Major classifications of loans at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Commercial & industrial	$122,357	120,541
Commercial, secured by real estate:
Owner occupied	208,255	206,705
Non-owner occupied	507,109	501,108
Farmland	38,411	37,367
Multi-family	240,411	240,033
Construction loans secured by 1-4 family dwellings	11,674	9,058
Construction loans secured by other real estate	91,798	111,373
Residential real estate:
Secured by senior liens on 1-4 family dwellings	343,014	402,026
Secured by junior liens on 1-4 family dwellings	19,469	19,999
Home equity line-of-credit loans	36,930	38,579
Consumer	24,159	25,600
Agricultural	12,694	11,000
Other loans, including deposit overdrafts	73	82
Loans, gross	1,656,354	1,723,471
Less allowance for credit losses	10,557	10,525
Loans, net	$1,645,797	1,712,946

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $583,000 and $181,000 at March 31, 2024 and December 31, 2023, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

Non-accrual loans by class of receivable as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024			December 31, 2023
	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	2,642	—	—	—	—
Farmland	52	52	16	51	51	26
Multi-family	—	—	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	—	—
Construction loans secured by other real estate	—	—	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	25	25	1	29	29	—
Secured by junior liens on 1-4 family dwellings	—	—	—	—	—	—
Home equity line-of-credit loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Total	$77	2,719	17	80	80	26

One commercial loan secured by real estate, non-owner occupied, was added to the non-accrual classification during the first quarter of 2024. Accrued interest reversed and charged against interest income for these loans totaled approximately $27,000.

The ratio of non-accrual loans to total loans outstanding at March 31, 2024 and December 31, 2023 was 0.16% and 0.00%, respectively.

ALLOWANCE FOR CREDIT LOSSES
The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. A provision for credit losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors.

During the first quarter of 2023, the Company adopted ASU No. 2016-13, including the CECL methodology for estimating the ACL. This standard was adopted using a modified retrospective approach on January 1, 2023. See Note 1 - Basis of Presentation - Adoption of New Accounting Pronouncements for a summary of the impact adoption of ASU No. 2016-13 had on LCNB's ACL, retained earnings, and deferred taxes.

QUANTITATIVE CONSIDERATIONS
The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:
•Forecast model - For each portfolio segment, an LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized peer FFIEC Call Report data for all pools. The Company plans to update the LDA when materially relevant.

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
•Forecast and reversion – the Company as of December 31, 2023 established a two-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average. As of March 31, 2024, the Company established a three-quarter reasonable and supportable forecast period with a seven-quarter straight line reversion to the long-term historical average because management believes the economy has shown more stability and resiliency than previously assumed. Extending the forecast and reversion periods from previous quarters has differing effects on pools based on the economic indicators used and the relation of the selected forecast range to the historical average. For example, the historical average for the bank’s unemployment indicator is 5.85%, which is higher than the forecasted range utilized as of March 31, 2024. The extended forecast and reversion period ultimately decreases the reserve associated with the unemployment factor when compared to the historical average.
◦The historical averages for LCNB’s economic indicators are unemployment – 5.85%, change in Coincident Economic Activity – 1.83%, change in Commercial Real Estate Price Indexes – 5.50%, and change in Home Price Index – 3.42%
•Economic forecast – the Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2023, the Company selected a forecast which forecasts unemployment between 4.21% and 4.55%, the change in Coincident Economic Activity between 0.62% and 1.91%, the change in Commercial Real Estate Price Indexes between -8.56% and -6.64%, and the change in the Home Price Index between 0.09% and 4.47% during the forecast periods. As of March 31, 2024, the Company selected a forecast which forecasts unemployment between 4.45% and 5.14%, the change in Coincident Economic Activity between -0.53% and 0.47%, the change in Commercial Real Estate Price Indexes between -10.17% and -3.82%, and the change in the Home Price Index between -3.92% and 2.19% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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
•Changes in the nature and volume of the portfolio and terms of loans.
•Lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2024
Balance, beginning of year	$1,039	5,414	3,816	238	18	—	10,525
Provision for (recovery of) credit losses	(72)	1,072	(964)	(11)	—	52	77
Losses charged off	—	—	—	(3)	—	(75)	(78)
Recoveries	—	—	—	8	—	25	33
Balance, end of period	$967	6,486	2,852	232	18	2	10,557

Ratio of net charge-offs (recoveries) to average loans	—%	—%	—%	(0.08)%	—%	259.48%	0.01%

Three Months Ended March 31, 2023
Balance, beginning of year, prior to adoption of ASC 326	$1,300	3,609	624	86	22	5	5,646
Impact of adopting ASC 326	(512)	1,440	836	446	(9)	(5)	2,196
Provision for (recovery of) credit losses	259	(122)	(109)	(3)	(6)	13	32
Losses charged off	—	—	—	(5)	—	(31)	(36)
Recoveries	—	—	—	2	—	18	20
Balance, end of period	$1,047	4,927	1,351	526	7	—	7,858

Ratio of net charge-offs to average loans	—%	—%	—%	0.01%	—%	18.18%	—%

The ratio of the allowance for credit losses for loans to total loans at March 31, 2024 and December 31, 2023 was 0.64% and 0.61%, respectively.

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
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial & industrial	$3,244	—	—	—
Commercial, secured by real estate:
Owner occupied	783	—	72	—
Non-owner occupied	2,642	1,161	—	—
Farmland	52	—	51	—
Multi-family	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—
Construction loans secured by other real estate	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	—	—	—	—
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$6,721	1,161	123	—

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at March 31, 2024 and December 31, 2023 (in thousands):

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2024
Commercial & industrial
Pass	$2,593	16,629	30,732	28,954	10,733	7,704	17,715	—	115,060
OAEM	—	—	—	1,471	—	—	—	—	1,471
Substandard	—	—	1,815	—	99	3,362	550	—	5,826
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,593	16,629	32,547	30,425	10,832	11,066	18,265	—	122,357
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	10,437	103,123	186,745	154,319	104,355	369,284	150,620	—	1,078,883
OAEM	—	—	2,707	—	—	3,881	—	—	6,588
Substandard	—	—	7,604	—	—	4,583	—	—	12,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	10,437	103,123	197,056	154,319	104,355	377,748	150,620	—	1,097,658
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	6,574	48,822	64,354	84,862	51,177	106,384	33,412	—	395,585
OAEM	—	—	—	—	—	215	—	—	215
Substandard	—	—	—	299	531	2,651	132	—	3,613
Doubtful	—	—	—	—	—	—	—	—	—
Total	6,574	48,822	64,354	85,161	51,708	109,250	33,544	—	399,413
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Consumer
Pass	1,834	7,269	5,110	4,252	3,881	1,279	253	—	23,878
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	72	—	—	8	201	—	281
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,834	7,269	5,182	4,252	3,881	1,287	454	—	24,159
Gross charge-offs (1)	—	—	—	2	—	1	—	—	3
Agricultural
Pass	—	1,588	432	194	723	1,060	8,697	—	12,694
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	1,588	432	194	723	1,060	8,697	—	12,694
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	73	—	73
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	73	—	73
Gross charge-offs (1)	—	—	—	—	—	—	75	—	75
Total loans	$21,438	177,431	299,571	274,351	171,499	500,411	211,653	—	1,656,354
(1) - for the three months ended March 31, 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial & industrial
Pass	$17,169	30,518	29,587	11,426	2,732	5,641	16,919	113	114,105
OAEM	—	—	1,474	—	—	—	—	—	1,474
Substandard	—	1,813	—	105	1,592	137	1,315	—	4,962
Doubtful	—	—	—	—	—	—	—	—	—
Total	17,169	32,331	31,061	11,531	4,324	5,778	18,234	113	120,541
Gross charge-offs (2)	—	—	—	—	—	15	—	—	15
Commercial, secured by real estate
Pass	99,055	200,735	156,865	109,810	92,895	283,564	141,354	6,056	1,090,334
OAEM	—	7,671	—	—	—	3,004	—	—	10,675
Substandard	—	—	—	—	1,648	2,987	—	—	4,635
Doubtful	—	—	—	—	—	—	—	—	—
Total	99,055	208,406	156,865	109,810	94,543	289,555	141,354	6,056	1,105,644
Gross charge-offs (2)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	55,232	83,511	107,120	62,177	19,208	95,643	33,800	—	456,691
OAEM	—	—	—	—	—	18	—	—	18
Substandard	—	446	—	217	—	3,062	170	—	3,895
Doubtful	—	—	—	—	—	—	—	—	—
Total	55,232	83,957	107,120	62,394	19,208	98,723	33,970	—	460,604
Gross charge-offs (2)	—	—	—	—	4	—	—	—	4
Consumer
Pass	8,087	5,820	4,868	4,671	1,382	304	460	—	25,592
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,087	5,820	4,868	4,671	1,390	304	460	—	25,600
Gross charge-offs (2)	—	—	62	21	—	—	—	—	83
Agricultural
Pass	1,883	464	197	694	46	31	7,685	—	11,000
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,883	464	197	694	46	31	7,685	—	11,000
Gross charge-offs (2)	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	82	—	82
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	82	—	82
Gross charge-offs (2)	—	—	—	—	—	—	166	—	166
Total loans	$181,426	330,978	300,111	189,100	119,511	394,391	201,785	6,169	1,723,471
(2) - for the year ended December 31, 2023.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

A loan portfolio aging analysis by class segment at March 31, 2024 and December 31, 2023 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or More Past Due and Accruing
March 31, 2024
Commercial & industrial	$1,793	—	—	1,793	120,564	122,357	—
Commercial, secured by real estate:
Owner occupied	88	—	69	157	208,098	208,255	69
Non-owner occupied	2,642	—	—	2,642	504,467	507,109	—
Farmland	—	—	—	—	38,411	38,411	—
Multi-family	—	—	—	—	240,411	240,411	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	11,674	11,674	—
Construction loans secured by other real estate	—	—	—	—	91,798	91,798	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	231	289	92	612	342,402	343,014	92
Secured by junior liens on 1-4 family dwellings	—	—	—	—	19,469	19,469	—
Home equity line-of-credit loans	81	—	31	112	36,818	36,930	31
Consumer	62	44	28	134	24,025	24,159	28
Agricultural	—	—	—	—	12,694	12,694	—
Other	73	—	—	73	—	73	—
Total	$4,970	333	220	5,523	1,650,831	1,656,354	220

December 31, 2023
Commercial & industrial	$—	—	—	—	120,541	120,541	—
Commercial, secured by real estate:
Owner occupied	—	—	72	72	206,633	206,705	72
Non-owner occupied	2,645	—	—	2,645	498,463	501,108	—
Farms	—	—	—	—	37,367	37,367	—
Multi-family	—	—	—	—	240,033	240,033	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	9,058	9,058	—
Construction loans secured by other real estate	—	—	—	—	111,373	111,373	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	1,020	414	29	1,463	400,563	402,026	—
Secured by junior liens on 1-4 family dwellings	27	—	—	27	19,972	19,999	—
Home equity line-of-credit loans	174	30	—	204	38,375	38,579	—
Consumer	136	—	—	136	25,464	25,600	—
Agricultural	—	—	—	—	11,000	11,000	—
Other	82	—	—	82	—	82	—
Total	$4,084	444	101	4,629	1,718,842	1,723,471	72

No residential consumer mortgage loans secured by residential real estate were in the process of foreclosure at March 31, 2024 or December 31, 2023.

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

The following table presents the amortized cost basis at March 31, 2024 of loan modifications made to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (in thousands):

	Interest Rate Reduction	Term Extension	Principal Forgiveness	Total Modifications	Percent of Total Class
Three Months Ended March 31, 2024
Commercial & industrial	$—	1,793	—	1,793	1.47%
Commercial, secured by real estate, non-owner occupied	—	2,642	—	2,642	0.52%
Total	$—	4,435	—	4,435

The commercial, secured by real estate, non-owner occupied loan with an amortized balance of $2,642,000 shown in the table above subsequently defaulted on payment.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at March 31, 2024 and December 31, 2023 were approximately $386.5 million and $391.8 million, respectively.

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Affordable housing tax credit investment	$16,950	16,950
Less amortization	4,998	4,626
Net affordable housing tax credit investment	$11,952	12,324

Unfunded commitment	$3,974	4,527

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 5 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP INVESTMENTS (continued)

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Tax credits and other tax benefits recognized	$443	430
Tax credit amortization expense included in provision for income taxes	372	357

NOTE 6 - DEPOSITS
The following table presents the composition of LCNB's deposits at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Demand deposits	$435,580	462,267
Interest-bearing demand and money fund deposits	652,286	643,989
Savings deposits	359,683	379,162
IRA and time certificates	410,944	338,971
Total	$1,858,493	1,824,389

Contractual maturities of time deposits at March 31, 2024 were as follows (in thousands):

Three months or less	$67,736
Over three through six months	88,753
Over six through twelve months	119,514
April 1, 2024 - March 31, 2025	276,003
April 1, 2025 - March 31, 2026	119,970
April 1, 2026 - March 31, 2027	10,196
April 1, 2027 - March 31, 2028	2,449
April 1, 2028 - March 31, 2029	1,366
Thereafter	960
$410,944

The aggregate amount of time deposits in denominations of $250,000 or more at March 31, 2024 and December 31, 2023 was $71.7 million and $50.2 million, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 – BORROWINGS

Long-term debt at March 31, 2024 and December 31, 2023 was as follows (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Term loan	$11,661	4.25%	$12,154	4.25%
FHLB long-term advances	150,977	4.66%	100,969	4.87%
	$162,638	4.63%	$113,123	4.80%

The term loan with a correspondent financial institution bears a fixed interest rate of 4.25%, amortizes quarterly, and has a final balloon payment due on June 15, 2025.

Contractual maturities of long-term debt at March 31, 2024 and December 31, 2023 were as follows ( in thousands):

	March 31, 2024	December 31, 2023
Maturing within one year	$8,001	4,988
Maturing after one year through two years	9,637	13,135
Maturing after two years through three years	35,000	25,000
Maturing after three years through four years	45,000	25,000
Maturing after four years through five years	45,000	25,000
Thereafter	20,000	20,000
Total	$162,638	113,123

Short-term borrowings at March 31, 2024 and December 31, 2023 were as follows (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Lines of credit	$—	—%	$21,395	6.00%
FHLB short-term advances	10,000	5.64%	76,000	5.53%
	$10,000	5.64%	$97,395	5.63%

At March 31, 2024, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $5 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2024.

At March 31, 2024, LCNB had overnight line of credit borrowing arrangements with three correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Under the terms of the second arrangement, LCNB can borrow up to $25 million at an interest rate equal to the FOMC rate plus a spread of 25 basis points. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of borrowing..

All long-term and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $422 million and $417 million at March 31, 2024 and December 31, 2023, respectively. Remaining borrowing capacity with the FHLB, including both long-term and short-term borrowings, at March 31, 2024 was approximately $118.8 million.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 8 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three months ended March 31, 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$226	181
Short-term lease expense	19	30
Variable lease expense	4	1
Other	7	5
Total lease expense	$256	217

Other information related to leases at March 31, 2024 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$228
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted average remaining lease term in years for operating leases	33.3
Weighted average discount rate for operating leases	3.55%

NOTE 9 – INCOME TAXES

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended March 31,
	2024	2023
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(1.2)%	(0.7)%
Tax exempt income on bank-owned life insurance	(3.0)%	(1.1)%
Captive insurance premium income	(3.3)%	(1.0)%
Affordable housing tax credit limited partnerships	(3.2)%	(1.4)%
Nondeductible merger-related expenses	3.3%	—%
Other, net	0.4%	1.0%
Effective tax rate	14.0%	17.8%

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

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Commitments to extend credit:
Commercial loans	$32,215	28,111
Other loans
Fixed rate	22,028	15,349
Adjustable rate	2,232	1,946
Unused lines of credit:
Fixed rate	19,294	21,532
Adjustable rate	209,901	184,056
Unused overdraft protection amounts on demand accounts	16,386	16,418
Standby letters of credit	5	5
Total commitments	$302,061	267,417

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

LCNB evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained is based on management's credit evaluation of the borrower and may include accounts receivable; inventory, property, plant, and equipment; residential realty; and income-producing commercial properties.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Activity in the allowance for credit losses on off-balance sheet credit exposures for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$281	—
Impact of adopting ASC 326	—	571
Provision for (recovery of) credit losses	48	(89)
Balance, end of period	$329	482

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2024 totaled approximately $2.3 million.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	Unrealized Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2024
Balance at beginning of period	$(22,281)	(55)	(22,336)
Other comprehensive income (loss), net of taxes	(1,287)	—	(1,287)
Reclassifications	169	—	169
Balance at end of period	$(23,399)	(55)	(23,454)

2023
Balance at beginning of period	$(29,927)	(27)	(29,954)
Other comprehensive (loss) income, net of taxes	4,950	—	4,950
Balance at end of period	$(24,977)	(27)	(25,004)

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS (continued)

Reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2024 and 2023 and the affected line items in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Condensed Statements of Income
	2024	2023
Realized losses from sales of debt securities, available-for-sale	$(214)	—	Net losses from sales of debt securities, available-for-sale
Income tax benefit	(45)	—	Provision for income taxes
Reclassification adjustment, net of taxes	$(169)	—

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

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three-month period ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Qualified noncontributory defined benefit retirement plan	$327	339
401(k) plan	220	200

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

The net periodic pension cost of the nonqualified defined benefit retirement plan consists solely of interest cost of $18,000 and $19,000 for the three months ended March 31, 2024 and 2023, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – STOCK BASED COMPENSATION

The 2015 Ownership Incentive Plan (the "2015 Plan") was ratified by LCNB's shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2015 Plan provides for the issuance of up to 450,000 shares of common stock. The 2015 Plan will terminate on April 28, 2025 and could be subject to earlier termination by the Board Compensation Committee.

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards granted under the 2015 Plan during the three months ended March 31, 2024 and 2023 were as follows:

	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1,	79,017	$17.94	58,314	$17.99
Granted	41,703	13.87	44,150	17.84
Vested	(36,127)	16.39	(21,624)	17.86
Forfeited	—	—	—	—
Outstanding, March 31,	84,593	$16.59	80,840	$17.94

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted stock expense	$315	316
Tax effect	66	66

Unrecognized compensation expense for restricted stock awards was $1,189,000 at March 31, 2024 and is expected to be recognized over a period of 4.9 years.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 14 - EARNINGS PER COMMON SHARE (continued)
Earnings per share for the three months ended March 31, 2024 and 2023 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net income	$1,915	4,157
Less allocation of earnings and dividends to participating securities	12	30
Net income allocated to common shareholders	$1,903	4,127

Weighted average common shares outstanding, gross	13,196,895	11,270,010
Less average participating securities	84,593	80,840
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	13,112,302	11,189,170

Earnings per common share:
Basic	$0.15	0.37
Diluted	0.15	0.37

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

EQUITY SECURITIES WITH A READILY DETERMINABLE FAIR VALUE
Equity securities with a readily determinable fair value are reported at fair value with changes in fair value reported in other operating income in the consolidated condensed statements of income. Fair values for equity securities are determined based on market quotations (level 1). LCNB has an investment in a mutual fund that is measured at fair value using net asset values, which are considered level 1 because the net asset values are determined and published and are the basis for current transactions.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$98	98	—	—
Mutual funds measured at net asset value	1,236	1,236	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	67,806	67,806	—	—
U.S. Agency notes	80,590	—	80,590	—
Corporate bonds	6,626	—	6,626	—
U.S. Agency mortgage-backed securities	69,793	—	69,793	—
Municipal securities:
Non-taxable	4,403	—	4,403	—
Taxable	33,568	—	33,568	—
Total recurring fair value measurements	$264,120	69,140	194,980	—

Nonrecurring fair value measurements:
Individually evaluated loans	$1,483	—	—	1,483
Total nonrecurring fair value measurements	$1,483	—	—	1,483

December 31, 2023
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$96	96	—	—
Mutual funds	—	—	—	—
Mutual funds measured at net asset value	1,240	1,240	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	68,202	68,202	—	—
U.S. Agency notes	80,901	—	80,901	—
Corporate bonds	6,534	—	6,534	—
U.S. Agency mortgage-backed securities	72,790	—	72,790	—
Municipal securities:
Non-taxable	7,171	—	7,171	—
Taxable	41,003	—	41,003	—
Total recurring fair value measurements	$277,937	69,538	208,399	—

Nonrecurring fair value measurements:
Individually evaluated loans	$—	—	—	—
Total nonrecurring fair value measurements	$—	—	—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2024 and December 31, 2023 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
March 31, 2024
Individually evaluated collateral dependent loans	$1,483	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

Carrying amounts and estimated fair values of financial instruments as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
FINANCIAL ASSETS:
Cash and cash equivalents	$32,951	32,951	32,951	—	—
Debt securities, held-to-maturity, net	16,746	16,923	—	—	16,923
Loans, net	1,645,797	1,460,905	—	—	1,460,905
Accrued interest receivable	9,115	9,115	—	9,115	—

FINANCIAL LIABILITIES:
Deposits	1,858,493	1,858,750	1,447,549	411,201	—
Short-term borrowings	10,000	10,000	—	10,000	—
Long-term debt	162,638	161,588	—	161,588	—
Accrued interest payable	1,972	1,972	—	1,972	—

December 31, 2023
FINANCIAL ASSETS:
Cash and cash equivalents	$39,723	39,723	39,723	—	—
Debt securities, held-to-maturity, net	16,858	15,679	—	—	15,679
Loans, net	1,712,946	1,534,406	—	—	1,534,406
Accrued interest receivable	8,405	8,405	—	8,405	—

FINANCIAL LIABILITIES:
Deposits	1,824,389	1,824,105	1,485,418	338,687	—
Short-term borrowings	97,395	97,395	—	97,395	—
Long-term debt	113,123	112,986	—	112,986	—
Accrued interest payable	1,697	1,697	—	1,697	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at March 31, 2024 and December 31, 2023.

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

NOTE 16 - SUBSEQUENT EVENT

During April 2024 LCNB decided to consolidate its Miami Heights Office, located at 7553 Bridgetown Road, Cincinnati, Ohio into its Bridgetown Road Office, located at 6415 Bridgetown Road, Cincinnati, Ohio. The consolidation will occur at the close of business on Wednesday, July 31, 2024. LCNB recently acquired the Miami Heights Office through the merger with CNNB and then acquired the Bridgetown Road Office through the merger with EFBI and they are in close proximity to each other. Deposit and loan accounts held at the Miami Heights Office will automatically be transferred to the Bridgetown Road Office. LCNB does not expect the consolidation will have a material impact on it results of consolidated operations or financial position. The Miami Heights Office building will be marketed for sale and the resulting gain or loss from the sale is not expected to be material.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions. Please refer to LCNB’s Annual Report on Form 10-K for the year ended December 31, 2023, as well as its other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

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
2.LCNB’s ability to integrate recent and future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
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
9.United States trade relations with foreign countries could negatively impact the financial condition of LCNB's customers, which could adversely affect LCNB's operating results and financial condition;
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

The accounting policies of LCNB conform to U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare LCNB’s financial statements and related disclosures may also change. The most significant accounting policies followed by LCNB are presented in Note 1 of the Notes to Consolidated Financial Statements included in LCNB's 2023 Annual Report on Form 10-K filed with the SEC. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the items described below to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
LCNB adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The transition adjustment of the CECL adoption included an increase in the allowance of $2.4 million, and a $1.9 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on the Consolidated Balance Sheet, with the $0.5 million tax impact portion being recorded as part of the deferred tax asset in other assets in the condensed consolidated balance sheet.

Accounting for Intangibles. LCNB’s intangible assets are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions.

Accounting rules require LCNB to determine the fair value of all the assets and liabilities of an acquired entity and to record their fair values on the date of acquisition. LCNB employs a variety of means in determining fair values, including the use of discounted cash flow analysis, market comparisons and projected future revenue streams. For those items for which management concludes that LCNB has the appropriate expertise to determine fair value, management may choose to use its own calculation of fair value. In other cases, where the fair value is not readily determined, consultation with outside parties is used to determine fair value. Once valuations have been determined, the net difference between the price paid for the acquired entity and the fair value of the balance sheet is recorded as goodwill. Goodwill is assessed at least annually for impairment, with any such impairment recognized in the period identified. A more frequent assessment is performed if there are material changes in the market place or within the organizational structure.

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

Results of Operations

Net income for the three months ended March 31, 2024 was $1,915,000 (total basic and diluted earnings per share of $0.15). This compares to net income of $4,157,000 (total basic and diluted earnings per share of $0.37) for the same three-month period in 2023. Results for the 2024 period were affected by the acquisition of Cincinnati Federal Bancorp on November 1, 2023.

Net interest income for the three months ended March 31, 2024 and 2023 was $13,895,000 and $13,942,000, respectively. The decrease in net interest income was primarily due to interest paid on higher amounts of average interest-bearing demand and money market deposits, IRA and time certificates, and long-term borrowings and to higher interest expense associated with the rapid year-over-year increase in the Effective Federal Funds Rate. These increases in interest expense were partially offset by increased interest income from higher average loan balances and an increase in the average rate earned on the loan portfolio. The higher average loan and deposit balances during 2024 period were partially due to the acquisition of Cincinnati Federal. LCNB's tax equivalent net interest margin for the first three months of 2024 was 2.73%, compared to 3.28% for the same period last year.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
LCNB recorded a provision for credit losses of $125,000 for the three months ended March 31, 2024. This compares to a net recovery of credit losses of $57,000 for the three months ended March 31, 2023.
Non-interest income for the three months ended March 31, 2024 and 2023 was $3,929,000 and $3,581,000, respectively. The increase was primarily due to higher amounts of fiduciary income and net gains recognized on the sale of residential mortgage loans.

Non-interest expense for the three months ended March 31, 2024 was $15,472,000, compared to $12,525,000 for the same three-month period in 2023. The increase was primarily due to higher expenses associated with the additional personnel and offices resulting from the acquisition of Cincinnati Federal and to one-time expenses totaling $775,000 associated with the Cincinnati Federal and EFBI acquisitions.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2024 and March 31, 2023, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,722,568	22,682	5.30%	$1,389,385	16,143	4.71%
Interest-bearing demand deposits	23,317	324	5.59%	12,500	157	5.09%
Federal Reserve Bank stock	5,509	(4)	(0.29)%	4,652	—	—%
Federal Home Loan Bank stock	16,239	341	8.45%	6,796	62	3.70%
Investment securities:
Equity securities	4,995	40	3.22%	4,337	37	3.46%
Debt securities, taxable	265,164	1,232	1.87%	286,369	1,343	1.90%
Debt securities, non-taxable (2)	18,864	181	3.86%	24,969	223	3.62%
Total earnings assets	2,056,656	24,796	4.85%	1,729,008	17,965	4.21%
Non-earning assets	248,633			200,256
Allowance for credit losses	(10,523)			(7,522)
Total assets	$2,294,766			$1,921,742

Interest-bearing demand and money market deposits	$643,199	3,917	2.45%	$505,382	1,245	1.00%
Savings deposits	368,049	206	0.23%	415,873	139	0.14%
IRA and time certificates	370,130	4,067	4.42%	185,297	1,072	2.35%
Short-term borrowings	65,052	935	5.78%	94,591	1,304	5.59%
Long-term debt	150,177	1,738	4.65%	18,983	216	4.61%
Total interest-bearing liabilities	1,596,607	10,863	2.74%	1,220,126	3,976	1.32%
Demand deposits	443,168			477,305
Other liabilities	19,872			21,892
Equity	235,119			202,419
Total liabilities and equity	$2,294,766			$1,921,742
Net interest rate spread (3)			2.11%			2.89%
Net interest income and net interest margin on a taxable-equivalent basis (4)		13,933	2.72%		13,989	3.28%
Ratio of interest-earning assets to interest-bearing liabilities	128.81%			141.71%

(1)	Includes non-accrual loans and loans held for sale
(2)	Income from tax-exempt securities is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21%.
(3)	The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)	The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2024 as compared to the same period in 2023.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended March 31, 2024 vs. 2023
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$4,203	2,336	6,539
Interest-bearing demand deposits	149	18	167
Federal Reserve Bank stock	—	(4)	(4)
Federal Home Loan Bank stock	144	135	279
Investment securities:
Equity securities	5	(2)	3
Debt securities, taxable	(99)	(12)	(111)
Debt securities, non-taxable	(58)	16	(42)
Total interest income	4,344	2,487	6,831

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	418	2,254	2,672
Savings deposits	(18)	85	67
IRA and time certificates	1,575	1,420	2,995
Short-term borrowings	(422)	53	(369)
Long-term debt	1,518	4	1,522
Total interest expense	3,071	3,816	6,887
Net interest income	$1,273	(1,329)	(56)

Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2024 totaled $13,933,000, a decrease of $56,000 from the comparable period in 2023.  Total interest income increased $6,831,000, which was more than offset by an increase in total interest expense of $6,887,000.

The $6,831,000 increase in total interest income was due primarily to a $6,539,000 increase in loan interest income. The increase in loan interest income was primarily due to a net 59 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio due to higher market rates and secondarily to a $333.2 million increase in average loan balances. Loan balances increased due to organic growth in the loan portfolio and to loans acquired in the merger with Cincinnati Federal.

The $6,887,000 increase in total interest expense was primarily due to a $2,672,000 increase in interest expense for interest-bearing demand and money market deposits, a $2,995,000 increase in interest expense for IRA and time certificates, and a $1,522,000 increase in interest expense for long-term debt. Interest expense on interest-bearing demand and money market deposits increased primarily due to a 145 basis point increase in the average rate paid for these deposits and secondarily to a $138.8 million increase in average deposit balances. Interest expense on IRA and time certificates increased due to a $184.8 million increase in average deposit balances and to a 207 basis point increase in the average rate paid. Deposit balances increased due to a combination of organic growth and to balances obtained in the merger with Cincinnati Federal.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense on long-term debt increased primarily due to a $131.2 million increase in the average balance outstanding caused by new FHLB advances, which were used to pay down short-term borrowings, promote loan growth, and increase liquidity.

Increases in market rates during 2022 through the first quarter of 2024 were primarily caused by FOMC increases in the Targeted Federal Funds rate. The Targeted Federal Funds rate increased by 425 basis points during 2022 and by an additional 100 basis points during 2023.

Provision and Allowance For Credit Losses

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

LCNB recorded a provision for credit losses of $125,000 for the first quarter of 2024 and a net recovery of credit losses of $57,000 for the comparable in 2023. The provision for the 2024 period included a provision for credit losses on loans of $77,000 and a provision for off-balance-sheet credit exposures of $48,000. The 2023 net recovery was due to a recovery of $89,000 on off-balance sheet credit exposures, partially offset by a provision for credit losses of $32,000 on loans.

The provision for credit losses on loans during the 2024 period includes an increase in the allowance for a loan that was individually evaluated for the first time. This increase was largely offset by a recovery of credit losses in the pooled real estate mortgage loan category. The residential real estate mortgage loan category had a recovery of credit losses primarily due to a decrease in loss rates partially reflecting a change in qualitative factors and to a decrease in loan balances largely due to a transfer to the loans held for sale category.

Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for the three months ended March 31, 2024 totaled $45,000, compared to net charge-offs of $16,000 for the same period in 2023.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Interest Income

A comparison of non-interest income for the three months ended March 31, 2024 and March 31, 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Difference
Fiduciary income	$1,973	1,740	233
Service charges and fees on deposit accounts	1,384	1,482	(98)
Net losses from sales of debt securities, available-for-sale	(214)	—	(214)
Bank-owned life insurance income	318	271	47
Net gains from sales of loans	522	6	516
Other operating income (loss)	(54)	82	(136)
Total non-interest income	$3,929	3,581	348

Reasons for changes include:
•Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value are due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets.
•Service charges and fees on deposit accounts decreased primarily due to decreases in several fee categories, including overdraft fees, ATM usage fees, and deposit account fees in general. LCNB reduced overdraft fees from $35 per occurrence to $25 effective November 1, 2023.
•Net losses from sales of debt securities during 2024 reflect losses recognized on the sale of municipal securities with an amortized cost basis of approximately $9.8 million.
•Net gains from sales of loans increased due to a higher volume of residential real estate loan sales.
•Other operating income decreased primarily due to an increase in amortization of capitalized mortgage servicing rights, which amortization is netted for accounting purposes against fee income recognized from the servicing of sold residential mortgage loans.

Non-Interest Expense

A comparison of non-interest expense for the three months ended March 31, 2024 and March 31, 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Difference
Salaries and employee benefits	$8,554	7,349	1,205
Equipment expenses	390	361	29
Occupancy expense, net	1,005	963	42
State financial institutions tax	428	397	31
Marketing	174	192	(18)
Amortization of intangibles	236	111	125
FDIC insurance premiums, net	504	215	289
Contracted services	784	641	143
Merger-related expenses	775	—	775
Other non-interest expense	2,622	2,296	326
Total non-interest expense	$15,472	12,525	2,947

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Reasons for changes include:
•Salaries and employee benefits increased in 2024 due to overall wage and benefit increases, an increased number of employees due to the acquisition of Cincinnati Federal, higher sales commissions, and higher health insurance costs.
•Amortization of intangibles increased due to the amortization of core deposit intangibles recognized from the acquisition of Cincinnati Federal.
•FDIC insurance premiums increased due to a higher assessment base, partially reflecting increased assets resulting from the acquisition of Cincinnati Federal, and to an increase in the assessment rate charged.
•Contracted services increased because of higher fees paid for LCNB's loan operations system, outside data services, and recruitment firm services. The increases reflect LCNB's continuing commitment to human and technology resources to meet increasing customer needs.
•Merger-related expenses reflect costs incurred in connection with the acquisition of Cincinnati Bancorp, Inc., which closed on November 1, 2023, and with the acquisition of Eagle Financial Bancorp, Inc., which closed on April 12, 2024.
•Other non-interest expense increased due to general increases in a number of miscellaneous accounts.

Income Taxes

LCNB's effective tax rate for the three months ended March 31, 2024 was 14.0%, compared to 17.8% for the respective three months ended March 31, 2023.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. The effective tax rate for 2024 was lower due tax-exempt items not decreasing in proportion to the overall decrease in earnings.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Condition

A comparison of balance sheet line items at March 31, 2024 and December 31, 2023 is as follows (dollars in thousands):

	March 31, 2024	December 31, 2023	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$32,951	39,723	(6,772)	(17.05)%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,334	1,336	(2)	(0.15)%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	—%
Debt securities, available-for-sale, at fair value	262,786	276,601	(13,815)	(4.99)%
Debt securities, held-to-maturity, net, at cost	16,746	16,858	(112)	(0.66)%
Federal Reserve Bank stock, at cost	5,774	5,086	688	13.53%
Federal Home Loan Bank stock, at cost	16,469	15,176	1,293	8.52%
Loans, net	1,645,797	1,712,946	(67,149)	(3.92)%
Loans held for sale	75,581	—	75,581	NM
Premises and equipment, net	36,690	36,302	388	1.07%
Operating lease right-of-use assets	5,838	6,000	(162)	(2.70)%
Goodwill	79,559	79,509	50	0.06%
Core deposit and other intangibles	8,903	9,494	(591)	(6.22)%
Bank-owned life insurance	50,165	49,847	318	0.64%
Interest receivable	9,115	8,405	710	8.45%
Other assets	31,777	30,643	1,134	3.70%
Total assets	$2,283,151	2,291,592	(8,441)	(0.37)%

LIABILITIES:
Deposits:
Non-interest-bearing	$435,580	462,267	(26,687)	(5.77)%
Interest-bearing	1,422,913	1,362,122	60,791	4.46%
Total deposits	1,858,493	1,824,389	34,104	1.87%
Short-term borrowings	10,000	97,395	(87,395)	(89.73)%
Long-term debt	162,638	113,123	49,515	43.77%
Operating lease liabilities	6,123	6,261	(138)	(2.20)%
Accrued interest and other liabilities	12,234	15,121	(2,887)	(19.09)%
Total liabilities	2,049,488	2,056,289	(6,801)	(0.33)%

SHAREHOLDERS' EQUITY:
Common shares	174,082	173,637	445	0.26%
Retained earnings	139,050	140,017	(967)	(0.69)%
Treasury shares, at cost	(56,015)	(56,015)	—	—%
Accumulated other comprehensive loss, net of taxes	(23,454)	(22,336)	(1,118)	5.01%
Total shareholders' equity	233,663	235,303	(1,640)	(0.70)%
Total liabilities and shareholders' equity	$2,283,151	2,291,592	(8,441)	(0.37)%

Reasons for changes include:
•Available-for-sale debt securities decreased due to maturities, paydowns, sales, calls, and decreases in market valuation. Purchases of new securities were minimal during 2024.
•Net loans decreased primarily due the transfer of loans totaling approximately $64.9 million to the held for sale category.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Loans held for sale represent a portfolio of loans that are scheduled to be sold with servicing rights to an investor during the second quarter 2024.
•Total deposits increased slightly during the first three months of 2024. There was, however significant movement from non-interest-bearing deposits to interest-bearing deposits during 2023 and 2024, reflecting the increase in market rates.
•Long-term debt increased due to additional advances from the FHLB of Cincinnati. The new debt was used to pay down short-term borrowings and to support growth in liquidity and the loan portfolio.
•Accrued interest and other liabilities decreased due to a combination of decreases in accrued bonuses and a decrease in LIHTC liabilities due to funding payments made during the first quarter of 2024, partially offset by an increase in accrued interest payable on deposits and borrowings.
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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Regulatory Capital:
Shareholders' equity	$242,063	242,528
Goodwill and other intangibles	(84,711)	(84,897)
Accumulated other comprehensive loss, net	23,448	22,336
Tier 1 risk-based capital	180,800	179,967
Eligible allowance for credit losses	10,511	10,318
Total risk-based capital	$191,311	190,285
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	10.34%	10.17%
Tier 1 Capital to risk-weighted assets	10.34%	10.17%
Total Capital to risk-weighted assets	10.94%	10.75%
Leverage	8.08%	8.05%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the March 31, 2024 regulatory capital calculations.

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

At December 31, 2023, the bank had paid $650,000 in excess of the previous two years' Bank net income to the holding company due to an $8.75 million dividend for the acquisition of CNNB. In addition, the February 2024 dividend payment was also in excess of the previous two years' Bank net income. The Company does not expect the excess dividend will result in any adverse supervisory action by the OCC.

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

Total remaining borrowing capacity with the Federal Home Loan Bank at March 31, 2024 was approximately $118.8 million. Additional borrowings of approximately $85.0 million were available through line of credit arrangements with correspondent banks.

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

Commitments to extend credit at March 31, 2024 totaled $302.1 million and are more fully described in Note 10 - Commitments and Contingent Liabilities to LCNB's condensed consolidated financial statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2024 IRSA indicates that an increase in interest rates will have a negative effect on NII and a decrease in interest rates will have a positive effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII	Limits
	(Dollars in thousands)
Up 300	$60,241	(4,937)	(7.57)%	20%
Up 200	61,834	(3,344)	(5.13)%	15%
Up 100	63,329	(1,849)	(2.84)%	10%
Base	65,178	—	—%	—%
Down 100	66,137	959	1.47%	10%
Down 200	67,547	2,369	3.63%	15%
Down 300	68,969	3,791	5.82%	20%

IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2024 EVE analysis indicates that an increase in interest rates of 200 or 300 basis points will have a negative effect on the EVE and an increase in interest rates of 100 basis points or a decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all upward rate shocks are within LCNB's acceptable ranges. The changes in the EVE for all downward rate shocks are outside LCNB's acceptable ranges as shown below. Management has determined the downward shifts to be acceptable due to the positive nature of the results.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE	Limits
	(Dollars in thousands)
Up 300	$131,574	(29,639)	(18.38)%	25%
Up 200	147,070	(14,143)	(8.77)%	20%
Up 100	161,752	539	0.33%	15%
Base	161,213	—	—%	—%
Down 100	188,844	27,631	17.14%	15%
Down 200	201,876	40,663	25.22%	20%
Down 300	220,862	59,649	37.00%	25%

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

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2024, LCNB's disclosure controls and procedures were effective.

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
Readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in LCNB's Form 10-K for the year ended December 31, 2023.

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

The following table sets forth information relating to repurchases made under the February 27, 2023 plan during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2024	—	$—	—	315,047
February 1 - 29, 2024	—	$—	—	315,047
March 1 - 31, 2024	—	$—	—	315,047

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

LCNB CORP. AND SUBSIDIARIES

Item 5.	Other Information

During the three months ended March 31, 2024, none of our directors or officers informed us of the adoption, modification, or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

LCNB CORP. AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit No.	Exhibit Description
2.1
Agreement and Plan of Merger dated as of May 17, 2023 by and between LCNB Corp. and Cincinnati Bancorp, Inc. - incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 18, 2023, Exhibit 2.1.

2.2
Agreement and Plan of Merger dated as of November 28, 2023 by and between LCNB Corp. and Eagle Financial Bancorp, Inc. - incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 29, 2023,Exhibit 2.1.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 10, 2024	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

May 10, 2024	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer