Form 10-Q
period 2024-06-30
LCNB CORP
filed 2024-08-07
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
            ☐ Yes         ☒ No
The number of shares outstanding of the issuer's common stock, without par value, as of August 6, 2024 was 14,152,188 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
CECL	Current expected credit losses
CNNB	Cincinnati Bancorp, Inc.
Company	LCNB Corp. and its consolidated subsidiaries as a whole
DCF	Discounted Cash Flow
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EFBI	Eagle Financial Bancorp, Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LDA	Loss Driver Analysis
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
OCC	Office of the Comptroller of the Currency
PCD	Purchased Credit Deteriorated
PD	Probability of Default
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2024	December 31, 2023
	Unaudited	Audited
ASSETS:
Cash and due from banks	$25,750	$36,535
Interest-bearing demand deposits	9,122	3,188
Total cash and cash equivalents	34,872	39,723
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,330	1,336
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	261,357	276,601
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $7 and $5 at June 30, 2024 and December 31, 2023, respectively	18,844	16,858
Federal Reserve Bank stock, at cost	6,334	5,086
Federal Home Loan Bank stock, at cost	20,710	15,176
Loans, net of allowance for credit losses of $11,270 and $10,525 at June 30, 2024 and December 31, 2023, respectively	1,725,477	1,712,946
Loans held-for-sale	44,002	—
Premises and equipment, net	40,766	36,302
Operating lease right-of-use assets	6,026	6,000
Goodwill	93,922	79,509
Core deposit and other intangibles, net	12,135	9,494
Bank-owned life insurance	53,510	49,847
Interest receivable	9,473	8,405
Other assets, net	38,889	30,643
TOTAL ASSETS	2,371,313	2,291,592

LIABILITIES:
Deposits:
Noninterest-bearing	$449,110	462,267
Interest-bearing	1,493,950	1,362,122
Total deposits	1,943,060	1,824,389
Short-term borrowings	—	97,395
Long-term debt	162,150	113,123
Operating lease liabilities	6,290	6,261
Accrued interest and other liabilities	14,599	15,121
TOTAL LIABILITIES	2,126,099	2,056,289

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 17,363,138 and 16,384,952 shares at June 30, 2024 and December 31, 2023, respectively; outstanding 14,151,755 and 13,173,569 shares at June 30, 2024 and December 31, 2023, respectively	187,195	173,637
Retained earnings	136,883	140,017
Treasury shares at cost, 3,211,383 and 3,211,383 shares at June 30, 2024 and December 31, 2023, respectively	(56,015)	(56,015)
Accumulated other comprehensive loss, net of taxes	(22,849)	(22,336)
TOTAL SHAREHOLDERS' EQUITY	245,214	235,303
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,371,313	$2,291,592

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$24,836	16,763	$47,518	32,906
Dividends on equity securities:
With a readily determinable fair value	9	8	18	25
Without a readily determinable fair value	30	30	61	50
Interest on debt securities:
Taxable	1,183	1,323	2,415	2,666
Non-taxable	145	174	288	350
Other investments	762	405	1,423	624
TOTAL INTEREST INCOME	26,965	18,703	51,723	36,621

INTEREST EXPENSE:
Interest on deposits	9,690	3,335	17,880	5,791
Interest on short-term borrowings	181	1,008	1,116	2,312
Interest on long-term debt	1,877	183	3,615	399
TOTAL INTEREST EXPENSE	11,748	4,526	22,611	8,502
NET INTEREST INCOME	15,217	14,177	29,112	28,119

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	528	30	653	(27)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) CREDIT LOSSES	14,689	14,147	28,459	28,146

NON-INTEREST INCOME:
Fiduciary income	2,067	1,787	4,040	3,527
Service charges and fees on deposit accounts	1,537	1,445	2,921	2,927
Net losses from sales of debt securities, available-for-sale	—	—	(214)	—
Bank-owned life insurance income	341	277	659	548
Net gains from sales of loans	50	3	572	9
Other operating income	85	134	31	216
TOTAL NON-INTEREST INCOME	4,080	3,646	8,009	7,227

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,006	7,061	17,560	14,410
Equipment expenses	395	417	785	778
Occupancy expense, net	944	599	1,949	1,562
State financial institutions tax	476	396	904	793
Marketing	210	320	384	512
Amortization of intangibles	298	112	534	223
FDIC insurance premiums, net	394	224	898	439
Contracted services	844	666	1,628	1,307
Other real estate owned, net	—	—	—	—
Merger-related expenses	2,320	415	3,095	440
Other non-interest expense	2,938	1,868	5,560	4,139
TOTAL NON-INTEREST EXPENSE	17,825	12,078	33,297	24,603
INCOME BEFORE INCOME TAXES	944	5,715	3,171	10,770
PROVISION FOR INCOME TAXES	19	1,021	331	1,919
NET INCOME	$925	4,694	$2,840	8,851

Earnings per common share:
Basic	$0.07	0.42	$0.21	0.79
Diluted	0.07	0.42	$0.21	0.79
Weighted average common shares outstanding:
Basic	14,033,264	11,056,308	13,610,854	11,122,371
Diluted	14,033,264	11,056,308	13,610,854	11,122,371

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$925	4,694	$2,840	8,851
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities (net of tax expense (benefit) of $161 and $(736) for the three months ended June 30, 2024 and 2023, respectively, and $(181) and $580 for the six months ended June 30, 2024 and 2023, respectively)	605	(2,767)	(682)	2,183
Reclassification adjustment for net realized (gains) losses on sales of available-for-sale debt securities included in net income (net of tax expense (benefit) of $— and $(45) for the three and six months ended June 30, 2024, respectively)	—	—	169	—
Other comprehensive income (loss), net of tax	605	(2,767)	(513)	2,183
TOTAL COMPREHENSIVE INCOME	$1,530	1,927	$2,327	11,034

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended June 30, 2024
Balance at April 1, 2024	13,224,276	$174,082	139,050	(56,015)	(23,454)	233,663
Net income			925			925
Other comprehensive income, net of taxes					605	605
Dividend Reinvestment and Stock Purchase Plan	9,351	130				130
Stock issued for acquisition of Eagle Financial Bancorp, Inc.	918,128	12,891				12,891
Compensation expense relating to restricted stock		92				92
Common stock dividends, $0.22 per share			(3,092)			(3,092)
Balance at June 30, 2024	14,151,755	$187,195	136,883	(56,015)	(22,849)	245,214

Six Months Ended June 30, 2024
Balance at January 1, 2024	13,173,569	$173,637	140,017	(56,015)	(22,336)	235,303
Net income			2,840			2,840
Other comprehensive loss, net of taxes					(513)	(513)
Dividend Reinvestment and Stock Purchase Plan	18,355	260				260
Stock issued for acquisition of Eagle Financial Bancorp, Inc.	918,128	12,891				12,891
Shares issued for restricted stock awards	41,703
Compensation expense relating to restricted stock		407				407
Common stock dividends, $0.44 per share			(5,974)			(5,974)
Balance at June 30, 2024	14,151,755	$187,195	136,883	(56,015)	(22,849)	245,214

Three Months Ended June 30, 2023
Balance at April 1, 2023	11,202,063	$144,488	139,115	(54,527)	(25,004)	204,072
Net income			4,694			4,694
Other comprehensive loss, net of taxes					(2,767)	(2,767)
Dividend Reinvestment and Stock Purchase Plan	6,902	101				101
Repurchase of common stock	(92,885)			(1,488)		(1,488)
Compensation expense relating to restricted stock		82				82
Common stock dividends, $0.21 per share			(2,378)			(2,378)
Balance at June 30, 2023	11,116,080	$144,671	141,431	(56,015)	(27,771)	202,316

Six Months Ended June 30, 2023
Balance at January 1, 2023	11,259,080	$144,069	139,249	(52,689)	(29,954)	200,675
Cumulative change in accounting principle - ASC 326			(1,922)			(1,922)
Balance at January 1, 2023, adjusted	11,259,080	144,069	137,327	(52,689)	(29,954)	198,753
Net income			8,851			8,851
Other comprehensive income, net of taxes					2,183	2,183
Dividend Reinvestment and Stock Purchase Plan	12,763	204				204
Repurchase of common stock	(199,913)			(3,326)		(3,326)
Shares issued for restricted stock awards	44,150
Compensation expense relating to restricted stock		398				398
Common stock dividends, $0.42 per share			(4,747)			(4,747)
Balance at June 30, 2023	11,116,080	$144,671	141,431	(56,015)	(27,771)	202,316

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,840	8,851
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	386	1,543
Provision for (recovery of) credit losses	653	(27)
Deferred income tax provision (benefit)	44	(710)
Increase in cash surrender value of bank-owned life insurance	(659)	(548)
Realized and unrealized losses from equity securities, net	24	45
Realized losses from sales of debt securities, available-for-sale	214	—
Realized (gains) losses from sales of premises and equipment	—	(426)
Origination of mortgage loans for sale	(64,832)	(505)
Realized gains from sales of mortgage loans	(1,414)	(9)
Proceeds from sales of mortgage loans	62,346	508
Realized losses from sales of acquired loans	842	—
Proceeds from sales of acquired loans	47,718	—
Compensation expense related to restricted stock	407	398
Changes in:
Accrued interest receivable	(777)	(329)
Other assets	(4,602)	239
Other liabilities	(1,291)	(2,020)
TOTAL ADJUSTMENTS	39,059	(1,841)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	41,899	7,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	963
Proceeds from sales of debt securities, available-for-sale	9,615	—
Proceeds from maturities and calls of debt securities:
Available-for-sale	9,336	11,531
Held-to-maturity	570	1,035
Purchases of equity securities	(18)	(14)
Purchases of debt securities:
Available-for-sale	(4,861)	(497)
Held-to-maturity	(2,558)	(280)
Purchase of Federal Reserve Bank stock	(1,248)	(3,414)
Proceeds from redemption of Federal Reserve Bank stock	—	1,369
Purchases of Federal Home Loan Bank stock	(1,293)	—
Proceeds from redemption of Federal Home Loan Bank stock	93	—
Net (increase) decrease in loans	27,503	(37,541)
Purchases of premises and equipment	(2,001)	(1,110)
Proceeds from sale of premises and equipment	—	513
Cash and cash equivalents paid for acquisition, net of cash acquired	(1,025)	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	34,113	(27,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(13,764)	(8,261)
Net increase (decrease) in short-term borrowings	(110,395)	40,834
Proceeds from issuance of long-term debt	50,000	—
Principal payments on long-term debt	(990)	(950)
Proceeds from issuance of common stock	260	204
Repurchase of common stock	—	(3,326)
Cash dividends paid on common stock	(5,974)	(4,747)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(80,863)	23,754
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,851)	3,319
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,723	22,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,872	26,020

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest paid	$21,481	7,899
Income taxes paid, net of refunds	—	1,401

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans held-for-investment to loans held-for-sale	$65,288	—
Right-of-use assets obtained in exchange for lease obligations	62	—

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

Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2023 Annual Report on Form 10-K filed with the SEC.

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

Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option and the full impact of adopting ASC 326 is included in regulatory capital as of June 30, 2024. Adoption of the ASC did not materially affect LCNB's regulatory capital ratios.

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

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures"
ASU No. 2023-07 was issued in November 2023 and changes the requirements for segment disclosures, primarily through enhancing disclosure requirements for significant segment expenses, enhancing interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and modifying other disclosure requirements. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. LCNB does not expect adoption of ASU No. 2023-02 will have a material impact on its results of consolidated operations or financial position.

ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.”
ASU No. 2023-09 was issued in December 2023. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. LCNB will adopt this ASU for the reporting period beginning January 1, 2025, and does not expect the amendments to have a material impact to the financial statements of the Company.

ASU 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards,”
ASU No. 2024-01 was issued in March 2024 and clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and, therefore, is within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a material impact to the financial statements of the Company.

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

Under the terms of the merger agreement, CNNB shareholders had the opportunity to elect to receive either 0.9274 shares of LCNB Corp. stock or $17.21 in cash for each share of CNNB common stock owned, subject to the limitation that 80% of the consideration be in the form of LCNB Corp. common stock and 20% of the consideration be in the form of cash. The fair value of the common stock issued as part of the consideration was determined on the basis of the closing price of LCNB Corp.'s common stock on the acquisition date.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The following table summarizes the fair value of the total consideration transferred as a part of the CNNB acquisition and the fair value of identifiable assets acquired and liabilities assumed as originally reported at December 31, 2023 and as adjusted at June 30, 2024 (in thousands):

	December 31, 2023	Adjustments	June 30, 2024
Consideration:
Cash consideration	$9,475	—	9,475
Common stock (2,042,598 shares issued at $13.99 per share)	28,576	—	28,576
Fair value of total consideration transferred	38,051	—	38,051

Identifiable Assets Acquired:
Cash and cash equivalents	11,368	—	11,368
Debt securities, available-for-sale	5,210	—	5,210
Federal Home Loan Bank stock	7,508	—	7,508
Loans, net	236,692	(363)	236,329
Premises and equipment	2,767	—	2,767
Operating lease right-of-use assets	64	—	64
Core deposit and other intangibles	8,391	—	8,391
Bank owned life insurance	4,413	—	4,413
Deferred income taxes	4,451	—	4,451
Other assets	12,950	(54)	12,896
Total identifiable assets acquired	293,814	(417)	293,397

Liabilities Assumed:
Deposits	210,532	—	210,532
Short-term borrowings	55,999	—	55,999
Long-term debt	5,963	—	5,963
Operating lease liabilities	68	(4)	64
Other liabilities	3,489	—	3,489
Total liabilities assumed	276,051	(4)	276,047

Total Identifiable Net Assets Acquired	17,763	(413)	17,350

Goodwill Resulting From Merger	$20,288	413	20,701

The fair value and gross contractual amounts of non-PCD loans as of the acquisition date was $231.9 million and $258.6 million, respectively. LCNB recorded a provision for credit losses on these loans of $1,722,000.

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the transaction to reflect any new information obtained about facts and circumstances existing at the acquisition date. As such, any changes in the estimated fair value of assets, including acquired loans, will be recognized in the period the adjustment is identified. The loan adjustment in the table above was due to a fair value adjustment to deferred fees and costs on loans acquired.

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

Direct expenses related to the CNNB acquisition totaled $49,000 and $323,000 during the three and six months ended June 30, 2024, respectively, and totaled $390,000 and $415,000 during the three and six months ended June 30, 2023, respectively. They were expensed as incurred and are recorded as merger-related expenses in the consolidated statements of income.

Eagle Financial Bancorp, Inc.
On April 12, 2024, LCNB acquired Eagle Financial Bancorp, Inc. (“EFBI”), the holding company for EAGLE.bank, an Ohio state-chartered bank. Under the terms of the definitive merger agreement, EFBI merged with and into LCNB Corp., immediately followed by the merger of EAGLE.bank with and into LCNB National Bank. EAGLE.bank operated three full-service banking offices in Cincinnati, Ohio, which became offices of LCNB after the merger. This transaction increases LCNB’s presence in the Cincinnati market.

Subject to the terms of the merger agreement, EFBI shareholders had the opportunity to elect to receive either 1.1401 shares of LCNB Corp. stock, $19.10 per share in cash for each share of EFBI common stock owned, or a combination thereof subject to at least 60%, but not more than 70%, of the shares of EFBI being exchanged for LCNB common stock. The fair value of the common stock issued as part of the consideration was determined on the basis of the closing price of LCNB's common stock on the acquisition date.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The following table summarizes the fair value of the total consideration transferred as a part of the EFBI acquisition and the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction (in thousands):

Consideration:
Cash consideration	$10,256
Common stock (918,128 shares issued at $14.04 per share)	12,891
Fair value of total consideration transferred	23,147

Identifiable Assets Acquired:
Cash and cash equivalents	8,029
Debt securities, available-for-sale	698
Federal Home Loan Bank stock	4,334
Loans, net	127,700
Premises and equipment	3,427
Operating lease right-of-use assets	48
Core deposit and other intangibles	3,760
Bank owned life insurance	3,004
Deferred income taxes	1,813
Other assets	2,590
Total identifiable assets acquired	155,403

Liabilities Assumed:
Deposits	132,435
Short-term borrowings	13,000
Operating lease liabilities	48
Other liabilities	773
Total liabilities assumed	146,256

Total Identifiable Net Assets Acquired	9,147

Goodwill Resulting From Merger	$14,000

The fair value and gross contractual amounts of non-PCD loans as of the acquisition date was $101.7 million and $112.5 million, respectively. LCNB recorded a provision for credit losses on these loans of $763,000.

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the transaction to reflect any new information obtained about facts and circumstances existing at the acquisition date. As such, any changes in the estimated fair value of assets will be recognized in the period the adjustment is identified.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The amount of goodwill recorded reflects LCNB's expansion in the Cincinnati market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill will not be amortizable on LCNB's financial records and will not be deductible for tax purposes. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment. The core deposit intangible will be amortized over the estimated weighted average economic life of the various core deposit types, which is nine years.

Direct expenses related to the EFBI acquisition totaled $2,271,000 and $2,772,000 during the three and six months ended June 30, 2024, respectively, and totaled $25,000 and $25,000 during the three and six months ended June 30, 2023, respectively. They were expensed as incurred and are recorded as merger-related expenses in the consolidated statements of income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at June 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2024
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$74,946	—	6,256	68,690
U.S. Agency notes	88,892	—	7,878	81,014
Corporate bonds	7,450	—	807	6,643
U.S. Agency mortgage-backed securities	77,629	4	9,924	67,709
Municipal securities:
Non-taxable	4,606	—	260	4,346
Taxable	36,688	—	3,733	32,955
	$290,211	4	28,858	261,357

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$15,568	1	1,069	14,500
Taxable	3,283	—	430	2,853
	$18,851	1	1,499	17,353

December 31, 2023
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$74,404	—	6,202	68,202
U.S. Agency notes	88,978	—	8,077	80,901
Corporate Bonds	7,450	—	916	6,534
U.S. Agency mortgage-backed securities	81,634	2	8,846	72,790
Municipal securities:
Non-taxable	7,416	—	245	7,171
Taxable	44,923	1	3,921	41,003
	$304,805	3	28,207	276,601

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,580	4	872	12,712
Taxable	3,283	—	316	2,967
	$16,863	4	1,188	15,679

The Company estimated the expected credit losses at June 30, 2024 and December 31, 2023 to be immaterial based on the composition of the securities portfolio.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at June 30, 2024 and December 31, 2023, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Available-for-Sale:
U.S. Treasury notes	$2,165	10	66,525	6,246
U.S. Agency notes	—	—	81,014	7,878
Corporate bonds	716	34	5,927	773
U.S. Agency mortgage-backed securities	66	1	67,293	9,923
Municipal securities:
Non-taxable	—	—	4,346	260
Taxable	—	—	32,835	3,733
	$2,947	45	257,940	28,813

Held-to-Maturity:
Municipal securities:
Non-taxable	$2,534	24	11,536	1,045
Taxable	—	—	2,853	430
	$2,534	24	14,389	1,475

December 31, 2023
Available-for-Sale:
U.S. Treasury notes	$—	—	68,202	6,202
U.S. Agency notes	—	—	80,901	8,077
Corporate Bonds	734	16	5,800	900
U.S. Agency mortgage-backed securities	—	—	72,287	8,846
Municipal securities:
Non-taxable	1,540	10	5,631	235
Taxable	—	—	40,392	3,921
	$2,274	26	273,213	28,181

Held-to-Maturity:
Municipal securities:
Non-taxable	$6,012	476	5,975	396
Taxable	—	—	2,966	316
	$6,012	476	8,941	712

At June 30, 2024, LCNB’s securities portfolio consisted of 175 securities, 165 of which were in an unrealized loss position. At December 31, 2023, LCNB's securities portfolio consisted of 207 securities, 176 of which were in an unrealized loss position. After considering the issuers of the securities, LCNB management determined that that the unrealized losses were due to changing interest rate environments. LCNB had no intent at June 30, 2024 to sell its debt securities before recovery of their cost basis and as it was more likely than not that it will not be required to sell its debt securities before recovery of their cost basis.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Each quarter, LCNB performs an analysis to determine if any of the unrealized losses on available-for-sale debt securities are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. The assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and LCNB's ability and intent to hold the security for a period of time sufficient for a recovery in value. LCNB also considers the extent to which the securities are issued by the federal government or its agencies and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.4 years. No credit losses were determined to be present as of June 30, 2024, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on available-for-sale debt securities was recognized for the second quarter of 2024.

Debt securities with a market value of $144.5 million and $124.4 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at June 30, 2024.

Contractual maturities of debt securities at June 30, 2024 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$19,223	18,906	1,163	1,148
Due from one to five years	162,591	147,320	1,301	1,264
Due from five to ten years	30,768	27,422	10,568	9,838
Due after ten years	—	—	5,819	5,103
	212,582	193,648	18,851	17,353
U.S. Agency mortgage-backed securities	77,629	67,709	—	—
	$290,211	261,357	18,851	17,353

Certain information concerning the sale of debt securities available-for-sale for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$—	—	$9,615	—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	214	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at June 30, 2024 on its investments in equity securities without a readily determinable fair value.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at June 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mutual Funds	$1,432	1,240	1,415	1,240
Equity Securities	10	90	10	96
Total equity securities with a readily determinable fair value	$1,442	1,330	1,425	1,336

Certain information concerning changes in the fair value of equity securities with a readily determinable fair value for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net losses recognized during the period on equity securities	$(14)	(14)	$(24)	(45)
Less net losses recognized during the period on equity securities sold during the period	—	—	—	(61)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$(14)	(14)	$(24)	16

LCNB is a member of the FHLB system and its regional FRB. Members are required to own a certain amount of stock based on predetermined formulas. FHLB and Federal Reserve Bank stock are carried at cost, which is equal to par value, and periodically evaluated for impairment based on ultimate recovery of par value.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 - LOANS

Major classifications of loans at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Commercial & industrial	$125,858	120,541
Commercial, secured by real estate:
Owner occupied	218,470	206,705
Non-owner occupied	522,001	501,108
Farmland	37,507	37,367
Multi-family	227,680	240,033
Construction loans secured by 1-4 family dwellings	13,020	9,058
Construction loans secured by other real estate	97,167	111,373
Residential real estate:
Secured by senior liens on 1-4 family dwellings	395,556	402,026
Secured by junior liens on 1-4 family dwellings	22,249	19,999
Home equity line-of-credit loans	42,324	38,579
Consumer	22,935	25,600
Agricultural	11,747	11,000
Other loans, including deposit overdrafts	233	82
Loans, gross	1,736,747	1,723,471
Less allowance for credit losses	11,270	10,525
Loans, net	$1,725,477	1,712,946

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $533,000 and $181,000 at June 30, 2024 and December 31, 2023, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

Non-accrual loans by class of receivable as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024			December 31, 2023
	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized	Non-accrual Loans with no Allowance for Credit Losses	Total Non-accrual Loans	Interest Income Recognized
Commercial & industrial	$—	—	—	—	—	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	2,642	—	—	—	—
Farmland	52	52	16	51	51	26
Multi-family	—	—	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	—	—
Construction loans secured by other real estate	—	—	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	80	80	2	29	29	—
Secured by junior liens on 1-4 family dwellings	—	—	—	—	—	—
Home equity line-of-credit loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Agricultural	70	70	—	—	—	—
Total	$202	2,844	18	80	80	26

One commercial loan secured by real estate, non-owner occupied, two residential real estate, secured by senior liens on 1-4 family dwellings, and one agricultural loan were added to the non-accrual classification during the six months ended June 30, 2024. Accrued interest reversed and charged against interest income for these loans totaled approximately $31,000.

The ratio of non-accrual loans to total loans outstanding at June 30, 2024 and December 31, 2023 was 0.16% and 0.00%, respectively.

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
•Forecast and reversion – the Company, as of March 31, 2024, established a three-quarter reasonable and supportable forecast period with a seven-quarter straight line reversion to the long-term historical average. As of June 30, 2024, the Company established a two-quarter reasonable and supportable forecast period with a ten-quarter straight line reversion to the long-term historical average due to increased uncertainty surrounding the economy. Extending the forecast and reversion periods from previous quarters has differing effects on pools based on the economic indicators used and the relation of the selected forecast range to the historical average. For example, the historical average for the bank’s unemployment indicator is 5.82%, which is higher than the forecasted range utilized as of June 30, 2024. The extended forecast and reversion period ultimately decreases the reserve associated with the unemployment factor when compared to the historical average.
◦The historical averages for LCNB’s economic indicators are unemployment – 5.82%, change in Coincident Economic Activity – 1.84%, change in Commercial Real Estate Price Indexes – 5.40%, and change in Home Price Index – 3.46%
•Economic forecast – the Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of March 31, 2024, the Company selected a forecast which forecasts unemployment between 4.45% and 5.14%, the change in Coincident Economic Activity between -0.53% and 0.47%, the change in Commercial Real Estate Price Indexes between -10.17% and -3.82%, and the change in the Home Price Index between -3.92% and 2.19% during the forecast periods. As of June 30, 2024, the Company selected a forecast which forecasts unemployment between 4.50% and 4.85%, the change in Coincident Economic Activity between -0.06% and 0.07%, the change in Commercial Real Estate Price Indexes between -5.33% and -3.86%, and the change in the Home Price Index between 0.63% and 2.89% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Commercial & Industrial	Commercial, Secured by Real Estate	Residential Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended June 30, 2024
Balance, beginning of period	$967	6,486	2,852	232	18	2	10,557
Acquisition of Eagle Financial Bancorp, Inc. - PCD Loans	101	8	79	—	—	—	188
Provision for (recovery of) credit losses	449	(512)	(184)	(21)	20	28	(220)
Acquisition of Eagle Financial Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	51	246	466	—	—	—	763
Losses charged off	—	—	—	(40)	—	(46)	(86)
Recoveries	—	—	9	41	—	18	68
Balance, end of period	$1,568	6,228	3,222	212	38	2	11,270

Ratio of net charge-offs to average loans	—%	—%	0.01%	0.02%	—%	(73.60)%	—%

Six Months Ended June 30, 2024
Balance, beginning of year	$1,039	5,414	3,816	238	18	—	10,525
Acquisition of Eagle Financial Bancorp, Inc. - PCD Loans	101	8	79	—	—	—	188
Provision for (recovery of) credit losses	377	560	(1,148)	(32)	20	80	(143)
Acquisition of Eagle Financial Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	51	246	466	—	—	—	763
Losses charged off	—	—	—	(43)	—	(121)	(164)
Recoveries	—	—	9	49	—	43	101
Balance, end of period	$1,568	6,228	3,222	212	38	2	11,270

Ratio of net charge-offs (recoveries) to average loans	—%	—%	—%	(0.05)%	—%	121.28%	—%

Three Months Ended June 30, 2023
Balance, beginning of period	$1,047	4,927	1,351	526	7	—	7,858
Provision for (recovery of) credit losses	33	96	(25)	12	(2)	17	131
Losses charged off	(15)	—	—	(4)	—	(30)	(49)
Recoveries	—	—	—	1	—	15	16
Balance, end of period	$1,065	5,023	1,326	535	5	2	7,956

Ratio of net charge-offs to average loans	0.05%	—%	—%	0.04%	—%	91.85%	0.01%

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
The ratio of the allowance for credit losses for loans to total loans at June 30, 2024 and December 31, 2023 was 0.65% and 0.61%, respectively.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Related Allowance	Carrying Value	Related Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate:
Owner occupied	56	—	72	—
Non-owner occupied	2,642	1,180	—	—
Farmland	52	—	51	—
Multi-family	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—
Construction loans secured by other real estate	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	52	31	—	—
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	32	—	—	—
Consumer	—	—	—	—
Agricultural	70	19	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$2,904	1,230	123	—

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

LCNB’s management monitors the credit quality of its loans on an ongoing basis. This monitoring includes annual reviews for loans with a principal balance greater than $1 million and bi-annual reviews for loans with a principal balance of more than $500,000 through $1 million. LCNB also has a loan grade monitoring system in place to track and report loan grades and classifications, enabling the identification and management of non-performing loans. Major factors used in determining loan grades vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Commercial real estate loans rated OAEM or worse are reviewed at least quarterly for credit deterioration.

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
An independent consultant is contracted to conduct a review of LCNB's loan portfolio on an annual basis. The independent review examines LCNB's underwriting activities, documentation, credit quality, and includes an assessment of proper risk ratings. Loans selected for review include all loans meeting certain pre-determined criteria and a sample of other loans. The independent review provides assurance that LCNB’s loan portfolio and credit quality complies with the policies set forth by the board of directors and senior management and with regulatory requirements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at June 30, 2024 and December 31, 2023 (in thousands):

	Term Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2024
Commercial & industrial
Pass	$8,547	16,206	33,901	28,334	10,049	7,065	17,340	—	121,442
OAEM	—	—	1,971	—	—	—	—	—	1,971
Substandard	—	—	1,819	22	94	111	399	—	2,445
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,547	16,206	37,691	28,356	10,143	7,176	17,739	—	125,858
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	18,404	105,556	192,828	163,075	104,000	363,476	153,540	—	1,100,879
OAEM	—	—	2,692	—	—	891	—	—	3,583
Substandard	—	—	7,537	—	—	3,846	—	—	11,383
Doubtful	—	—	—	—	—	—	—	—	—
Total	18,404	105,556	203,057	163,075	104,000	368,213	153,540	—	1,115,845
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	17,882	61,613	75,968	91,234	55,100	114,999	38,826	—	455,622
OAEM	—	—	—	—	—	241	—	—	241
Substandard	—	231	193	294	493	2,896	159	—	4,266
Doubtful	—	—	—	—	—	—	—	—	—
Total	17,882	61,844	76,161	91,528	55,593	118,136	38,985	—	460,129
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Consumer
Pass	3,759	6,531	4,499	3,710	3,140	973	278	—	22,890
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	26	—	13	6	—	—	45
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,759	6,531	4,525	3,710	3,153	979	278	—	22,935
Gross charge-offs (1)	—	1	39	3	—	—	—	—	43
Agricultural
Pass	59	1,494	411	156	395	28	9,134	—	11,677
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	70	—	—	—	70
Doubtful	—	—	—	—	—	—	—	—	—
Total	59	1,494	411	156	465	28	9,134	—	11,747
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	233	—	233
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	233	—	233
Gross charge-offs (1)	—	—	—	—	—	—	121	—	121
Total loans	$48,651	191,631	321,845	286,825	173,354	494,532	219,909	—	1,736,747
(1) - for the six months ended June 30, 2024.

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
(2) - for the year ended December 31, 2023.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

A loan portfolio aging analysis by class segment at June 30, 2024 and December 31, 2023 is as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	90 Days or More Past Due and Accruing
June 30, 2024
Commercial & industrial	$—	—	—	—	125,858	125,858	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	218,470	218,470	—
Non-owner occupied	245	—	2,642	2,887	519,114	522,001	—
Farmland	—	—	—	—	37,507	37,507	—
Multi-family	—	—	—	—	227,680	227,680	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	13,020	13,020	—
Construction loans secured by other real estate	—	—	—	—	97,167	97,167	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	321	107	127	555	395,001	395,556	127
Secured by junior liens on 1-4 family dwellings	26	—	—	26	22,223	22,249	—
Home equity line-of-credit loans	520	51	32	603	41,721	42,324	32
Consumer	55	13	—	68	22,867	22,935	—
Agricultural	—	—	70	70	11,677	11,747	—
Other	233	—	—	233	—	233	—
Total	$1,400	171	2,871	4,442	1,732,305	1,736,747	159

December 31, 2023
Commercial & industrial	$—	—	—	—	120,541	120,541	—
Commercial, secured by real estate:
Owner occupied	—	—	72	72	206,633	206,705	72
Non-owner occupied	2,645	—	—	2,645	498,463	501,108	—
Farms	—	—	—	—	37,367	37,367	—
Multi-family	—	—	—	—	240,033	240,033	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	9,058	9,058	—
Construction loans secured by other real estate	—	—	—	—	111,373	111,373	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	1,020	414	29	1,463	400,563	402,026	—
Secured by junior liens on 1-4 family dwellings	27	—	—	27	19,972	19,999	—
Home equity line-of-credit loans	174	30	—	204	38,375	38,579	—
Consumer	136	—	—	136	25,464	25,600	—
Agricultural	—	—	—	—	11,000	11,000	—
Other	82	—	—	82	—	82	—
Total	$4,084	444	101	4,629	1,718,842	1,723,471	72

Residential consumer mortgage loans secured by residential real estate in the process of foreclosure at June 30, 2024 totaled $53,000. No residential consumer mortgage loans secured by residential real estate were in the process of foreclosure at December 31, 2023.

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

The following table presents the amortized cost basis at June 30, 2024 of loan modifications made to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (in thousands):

	Interest Rate Reduction	Extended Maturity	Principal Forgiveness	Payment Deferral	Total Modifications	Percent of Total Class
Three Months Ended June 30, 2024
Commercial & industrial	$—	—	—	1,813	1,813	1.44%
Commercial, secured by real estate, non-owner occupied	—	—	—	—	—	—%
Residential real estate, secured by senior liens on 1-4 family dwellings	—	—	—	—	—	—%
Total	$—	—	—	1,813	1,813

Six Months Ended June 30, 2024
Commercial & industrial	$—	1,793	—	1,813	3,606	2.87%
Commercial, secured by real estate, non-owner occupied	—	2,642	—	—	2,642	0.51%
Residential real estate, secured by senior liens on 1-4 family dwellings	$—	—	—	—	—	—%
Total	$—	4,435	—	1,813	6,248

Three Months Ended June 30, 2023
Commercial & industrial	$—	—	—	—	—	—%
Commercial, secured by real estate, non-owner occupied	—	—	—	—	—	—%
Residential real estate, secured by senior liens on 1-4 family dwellings	—	—	—	325	325	0.12%
Total	$—	—	—	325	325

Six Months Ended June 30, 2023
Commercial & industrial	$—	—	—	—	—	—%
Commercial, secured by real estate, non-owner occupied	—	—	—	—	—	—%
Residential real estate, secured by senior liens on 1-4 family dwellings	—	—	—	325	325	0.12%
Total	$—	—	—	325	325

The commercial, secured by real estate, non-owner occupied loan with an amortized balance of $2,642,000 shown in the table above for the six month ended June 30, 2024 subsequently defaulted on payment. Security for the loan is an office building and LCNB has initiated foreclosure proceedings on this loan.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The borrower who received a modification on the residential real estate loan, secured by a senior lien on a 1-4 family dwelling, during the three and six months ended June 30, 2023, as shown in the table above, paid the loan in full during the third quarter 2023.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at June 30, 2024 and December 31, 2023 were approximately $423.0 million and $391.8 million, respectively.

NOTE 5 - PURCHASED CREDIT DETERIORATED LOANS

LCNB acquired loans through the merger with EFBI for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans at acquisition on April 12, 2024 is as follows (in thousands):

Purchase price of loans at acquisition	2,811
Allowance for credit losses at acquisition	189
Non-credit discount/(premium) at acquisition	253
Par value of acquired loans at acquisition	$3,253

The following table provides, as of June 30, 2024, the major classifications of purchased credit deteriorated loans acquired from EFBI (in thousands):

Commercial & industrial	$184
Commercial, secured by real estate	379
Residential real estate	2,414
Total	$2,977

The following table provides the outstanding balance and related carrying amount for purchased credit deteriorated loans acquired from EFBI as of June 30, 2024 (in thousands):

Outstanding balance	$3,228
Carrying amount	2,977

Activity during 2024 for the accretable discount related to purchased credit deteriorated loans acquired from EFBI and CNNB is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accretable discount, beginning of period	$1,410	—	1,467	—
Accretable discount acquired during period from merger with EFBI	253	—	253	—
Less loans transferred to held-for-sale	396	—	396	—
Less accretion	108	—	165	—
Accretable discount, end of period	$1,159	—	1,159	—

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 6 - AFFORDABLE HOUSING TAX CREDIT LIMITED PARTNERSHIP INVESTMENTS

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Affordable housing tax credit investment	$18,950	16,950
Less amortization	5,366	4,626
Net affordable housing tax credit investment	$13,584	12,324

Unfunded commitment	$5,466	4,527

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 9.0 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tax credits and other tax benefits recognized	$445	434	$888	864
Tax credit amortization expense included in provision for income taxes	368	361	740	718

NOTE 7 - DEPOSITS

The following table presents the composition of LCNB's deposits at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Demand deposits	$449,110	462,267
Interest-bearing demand and money fund deposits	587,141	643,989
Savings deposits	370,039	379,162
IRA and time certificates	536,770	338,971
Total	$1,943,060	1,824,389

LCNB CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 - DEPOSITS (continued)

Contractual maturities of time deposits at June 30, 2024 were as follows (in thousands):

Three months or less	$108,939
Over three through six months	93,025
Over six through twelve months	115,118
July 1, 2024 - June 30, 2025	317,082
July 1, 2025 - June 30, 2026	202,684
July 1, 2026 - June 30, 2027	12,926
July 1, 2027 - June 30, 2028	2,246
July 1, 2028 - June 30, 2029	1,384
Thereafter	448
$536,770

The aggregate amount of time deposits in denominations of $250,000 or more at June 30, 2024 and December 31, 2023 was $109.8 million and $50.2 million, respectively. While the acquisition of EFBI contributed to the increase in the total amount of time deposits in denominations of $250,000 or more, most of the growth was generated organically. LCNB had a special rate promotion for time deposits, accompanied by a bonus rate promotion for new deposits, during much of the 2024 period.

NOTE 8 – BORROWINGS

Long-term debt at June 30, 2024 and December 31, 2023 was as follows (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Term loan	$11,164	4.25%	$12,154	4.25%
FHLB long-term advances	150,986	4.66%	100,969	4.87%
	$162,150	4.63%	$113,123	4.80%

The term loan with a correspondent financial institution bears a fixed interest rate of 4.25%, amortizes quarterly, and has a final balloon payment due on June 15, 2025.

Contractual maturities of long-term debt at June 30, 2024 and December 31, 2023 were as follows ( in thousands):

	June 30, 2024	December 31, 2023
Maturing within one year	$17,150	4,988
Maturing after one year through two years	—	13,135
Maturing after two years through three years	35,000	25,000
Maturing after three years through four years	45,000	25,000
Maturing after four years through five years	45,000	25,000
Thereafter	20,000	20,000
Total	$162,150	113,123

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 8 – BORROWINGS (continued)

Short-term borrowings at June 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Lines of credit	$—	—%	$21,395	6.00%
FHLB short-term advances	—	—%	76,000	5.53%
	$—	—%	$97,395	5.63%

At June 30, 2024, LCNB had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $10 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2025.

At June 30, 2024, LCNB had overnight line of credit borrowing arrangements with three correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Under the terms of the second arrangement, LCNB can borrow up to $50 million at an interest rate equal to the FOMC targeted federal funds rate plus a spread of 25 basis points. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of borrowing.

All long-term and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $455 million and $417 million at June 30, 2024 and December 31, 2023, respectively. Remaining borrowing capacity with the FHLB, including both long-term and short-term borrowings, at June 30, 2024 was approximately $170.3 million.

NOTE 9 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and six months ended June 30, 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$239	283	$465	442
Short-term lease expense	16	12	35	46
Variable lease expense	16	3	20	3
Other	11	7	18	10
Total lease expense	$282	305	$538	501

Other information related to leases at June 30, 2024 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$529
Right-of-use assets obtained in exchange for new operating lease liabilities	$62
Weighted average remaining lease term in years for operating leases	32.9
Weighted average discount rate for operating leases	3.63%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 10 – INCOME TAXES

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(2.8)%	(0.6)%	(1.7)%	(0.6)%
Tax exempt income on bank-owned life insurance	(7.6)%	(1.0)%	(4.4)%	(1.1)%
Captive insurance premium income	(6.6)%	(0.8)%	(4.3)%	(0.9)%
Affordable housing tax credit limited partnerships	(8.2)%	(1.3)%	(4.7)%	(1.4)%
Nondeductible merger-related expenses	5.4%	—%	3.9%	—%
Other, net	0.8%	0.6%	0.6%	0.8%
Effective tax rate	2.0%	17.9%	10.4%	17.8%

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

LCNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.  Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit is represented by the contract amount of those instruments.

In addition to such commitments to extend credit, LCNB may have services for customers in place that, though they obligate LCNB to provide credit on certain terms, do not constitute commitments to extend credit for purposes of this Note 11. For example, the Bounce Protection product, LCNB's deposit overdraft program, is offered as a service by the Bank and does not constitute a contract between the customer and LCNB.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Commitments to extend credit:
Commercial loans	$47,047	28,111
Other loans
Fixed rate	27,749	15,349
Adjustable rate	3,454	1,946
Unused lines of credit:
Fixed rate	25,619	21,532
Adjustable rate	239,975	184,056
Unused overdraft protection amounts on demand accounts	16,353	16,418
Standby letters of credit	5	5
Total commitments	$360,202	267,417

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

Activity in the allowance for credit losses on off-balance sheet credit exposures for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$329	482	281	—
Impact of adopting ASC 326	—	—	—	571
Acquisition of Eagle Financial Bancorp, Inc.	48	—	48	—
Provision for (recovery of) credit losses	(15)	(101)	33	(190)
Balance, end of period	$362	381	362	381

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2024 totaled approximately $1.5 million.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Unrealized Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total	Unrealized Losses on Available-for-Sale Debt Securities	Changes in Pension Plan Assets and Benefit Obligations	Total
2024
Balance at beginning of period	$(23,399)	(55)	(23,454)	$(22,281)	(55)	(22,336)
Other comprehensive income (loss), net of taxes	605	—	605	(682)	—	(682)
Reclassifications	—	—	—	169	—	169
Balance at end of period	$(22,794)	(55)	(22,849)	$(22,794)	(55)	(22,849)

2023
Balance at beginning of period	$(24,977)	(27)	(25,004)	$(29,927)	(27)	(29,954)
Other comprehensive (loss) income, net of taxes	(2,767)	—	(2,767)	2,183	—	2,183
Balance at end of period	$(27,744)	(27)	(27,771)	$(27,744)	(27)	(27,771)

Reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2024 and 2023 and the affected line items in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Condensed Statements of Income
	2024	2023	2024	2023
Realized losses from sales of debt securities, available-for-sale	$—	—	$(214)	—	Net losses from sales of debt securities, available-for-sale
Income tax benefit	—	—	(45)	—	Provision for income taxes
Reclassification adjustment, net of taxes	$—	—	$(169)	—

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – RETIREMENT PLANS (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month period ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Qualified noncontributory defined benefit retirement plan	$327	338	$654	677
401(k) plan	200	165	420	365

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

The net periodic pension cost of the nonqualified defined benefit retirement plan consists solely of interest cost of $18,000 and $36,000 for the three and six months ended June 30, 2024, respectively, and $19,000 and $38,000 for the three and six months ended June 30, 2023, respectively.

NOTE 14 – STOCK BASED COMPENSATION

The 2015 Ownership Incentive Plan (the "2015 Plan") was ratified by LCNB Corp.'s shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2015 Plan provides for the issuance of up to 450,000 shares of common stock. The 2015 Plan will terminate on April 28, 2025 and could be subject to earlier termination by the Board Compensation Committee.

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards granted under the 2015 Plan during the three and six months ended June 30, 2024 and 2023 were as follows:

	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	79,017	$17.94	58,314	$17.99
Granted	41,703	13.87	44,150	17.84
Vested	(36,127)	16.39	(23,447)	17.89
Forfeited	—	—	—	—
Nonvested at June 30,	84,593	$16.59	79,017	$17.94

At June 30, 2024, there were 84,593 restricted stock awards outstanding with an approximate stock value of $1,177,000 based on that day's closing stock price. At June 30, 2023, there were 79,017 restricted stock awards outstanding with an approximate stock value of $1,166,000 based on that day's closing stock price. The fair value of restricted stock awards was $578,000 on the grant date of March 4, 2024 and $788,000 on the grant date of January 23, 2023. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into expense over the vesting period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 14 – STOCK BASED COMPENSATION (continued)
The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock expense	$92	82	407	398
Tax effect	19	17	85	83

Unrecognized compensation expense for restricted stock awards was $1,097,000 at June 30, 2024 and is expected to be recognized over a period of 4.7 years.

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

Earnings per share for the three and six months ended June 30, 2024 and 2023 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$925	4,694	2,840	8,851
Less allocation of earnings and dividends to participating securities	6	33	18	63
Net income allocated to common shareholders	$919	4,661	2,822	8,788

Weighted average common shares outstanding, gross	14,117,857	11,135,325	13,695,447	11,202,300
Less average participating securities	84,593	79,017	84,593	79,929
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	14,033,264	11,056,308	13,610,854	11,122,371

Earnings per common share:
Basic	$0.07	0.42	0.21	0.79
Diluted	0.07	0.42	0.21	0.79

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

LCNB does not record loans at fair value on a recurring basis, except for loans held-for-sale. However, from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs or specific reserves that are based on the observable market price or current estimated value of the collateral. These loans are reported in the nonrecurring table below at initial recognition of significant borrower distress and on an ongoing basis until recovery or charge-off. The fair values of distressed loans are determined using either the sales comparison approach or income approach. Respective unobservable inputs for the approaches consist of adjustments for differences between comparable sales and the utilization of appropriate capitalization rates.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)
The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements at the End of the Reporting Period Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$90	90	—	—
Mutual funds measured at net asset value	1,240	1,240	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	68,690	68,690	—	—
U.S. Agency notes	81,014	—	81,014	—
Corporate bonds	6,643	—	6,643	—
U.S. Agency mortgage-backed securities	67,709	—	67,709	—
Municipal securities:
Non-taxable	4,346	—	4,346	—
Taxable	32,955	—	32,955	—
Total recurring fair value measurements	$262,687	70,020	192,667	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$1,674	—	—	1,674
Total nonrecurring fair value measurements	$1,674	—	—	1,674

December 31, 2023
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$96	96	—	—
Mutual funds measured at net asset value	1,240	1,240	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	68,202	68,202	—	—
U.S. Agency notes	80,901	—	80,901	—
Corporate bonds	6,534	—	6,534	—
U.S. Agency mortgage-backed securities	72,790	—	72,790	—
Municipal securities:
Non-taxable	7,171	—	7,171	—
Taxable	41,003	—	41,003	—
Total recurring fair value measurements	$277,937	69,538	208,399	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$—	—	—	—
Total nonrecurring fair value measurements	$—	—	—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)
The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2024 and December 31, 2023 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
June 30, 2024
Individually evaluated collateral dependent loans	$1,674	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2023
Individually evaluated collateral dependent loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)
Carrying amounts and estimated fair values of financial instruments as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

			Fair Value Measurements at the End of the Reporting Period Using
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
FINANCIAL ASSETS:
Cash and cash equivalents	$34,872	34,872	34,872	—	—
Debt securities, held-to-maturity, net	18,844	17,346	—	—	17,346
Loans, net	1,725,477	1,533,374	—	—	1,533,374
Loans held-for-sale	44,002	44,002	—	44,002	—
Accrued interest receivable	9,473	9,473	—	9,473	—

FINANCIAL LIABILITIES:
Deposits	1,943,060	1,958,752	1,406,290	552,462	—
Short-term borrowings	—	—	—	—	—
Long-term debt	162,150	161,189	—	161,189	—
Accrued interest payable	2,093	2,093	—	2,093	—

December 31, 2023
FINANCIAL ASSETS:
Cash and cash equivalents	$39,723	39,723	39,723	—	—
Debt securities, held-to-maturity, net	16,858	15,679	—	—	15,679
Loans, net	1,712,946	1,534,406	—	—	1,534,406
Accrued interest receivable	8,405	8,405	—	8,405	—

FINANCIAL LIABILITIES:
Deposits	1,824,389	1,824,105	1,485,418	338,687	—
Short-term borrowings	97,395	97,395	—	97,395	—
Long-term debt	113,123	112,986	—	112,986	—
Accrued interest payable	1,697	1,697	—	1,697	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at June 30, 2024 and December 31, 2023.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 17 - SUBSEQUENT EVENT

During April 2024 LCNB decided to consolidate its Miami Heights Office, located at 7553 Bridgetown Road, Cincinnati, Ohio into its Bridgetown Road Office, located at 6415 Bridgetown Road, Cincinnati, Ohio. The consolidation occurred at the close of business on Wednesday, July 31, 2024. LCNB recently acquired the Miami Heights Office through the merger with CNNB and then acquired the Bridgetown Road Office through the merger with EFBI and they were in close proximity to each other. Deposit and loan accounts held at the Miami Heights Office were automatically transferred to the Bridgetown Road Office. LCNB does not expect the consolidation will have a material impact on its results of consolidated operations or financial position. The Miami Heights Office building will no longer be depreciated, will be marketed for sale, and the resulting gain or loss from the sale is not expected to be material.

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
2.LCNB’s ability to integrate recent and future acquisitions, including CNNB and EFBI, may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
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
10.global or domestic geopolitical relations and/or conflicts could create financial market uncertainty and have negative impacts on commodities and currency, which could adversely affect LCNB's operating results and financial condition;
11.difficulties with technology or data security breaches, including cyberattacks or widespread outages, could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others;
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

Allowance for Credit Losses.  The allowance is maintained at a level LCNB management believes is adequate to absorb estimated credit losses identified and inherent in the loan portfolio. The allowance is established through a provision for credit losses charged as an expense.  Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  The allowance is an amount that management believes will be adequate to absorb estimated losses over the contractual terms in the loan portfolio based on evaluations of the collectability of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current and forecasted economic conditions that may affect the borrowers' ability to pay.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Loans Held-For-Sale. Loans held-for-sale (“LHFS”) represent mortgage loans intended to be sold in the secondary market and other loans that management has an active plan to sell. LHFS are carried at the lower-of-cost-or-fair value as determined on an aggregate basis by type of loan. Any writedowns to fair value upon the transfer of loans to LHFS are reflected in loan charge-offs. Any further decreases are recognized in non-interest income and increases in fair value above the loan cost basis are not recognized until the loans are sold.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations

Net income for the respective three and six months ended June 30, 2024 was $925,000 (total basic and diluted earnings per share of $0.07) and $2,840,000 (total basic and diluted earnings per share of $0.21). This compares to net income of $4,694,000 (total basic and diluted earnings per share of $0.42) and $8,851,000 (total basic and diluted earnings per share of $0.79) for the same respective three and six-month periods in 2023. Results for the 2024 periods were affected by the expenses incurred in connection with the acquisitions of Eagle Financial Bancorp, Inc. on April 12, 2024 and Cincinnati Bancorp, Inc. on November 1, 2023.

Net interest income for the three and six months ended June 30, 2024 was $15,217,000 and $29,112,000, respectively. This compares to net interest income of $14,177,000 and $28,119,000 for the same respective three and six-month periods in 2023. The increase in net interest income was primarily due to increased loan interest income caused by higher average loan balances and an increase in the average rate earned on the loan portfolio. This increase was partially offset by increased interest expense recognized on higher amounts of average interest-bearing demand and money market deposits, IRA and time certificates, and long-term borrowings and to higher interest expense paid for these liabilities. The higher average loan and deposit balances during the 2024 periods were partially due to the acquisition of EFBI and CNNB. The increases in average rates earned on loans and paid for deposits and debt is associated with the rapid increase in the Effective Federal Funds Rate. LCNB's tax equivalent net interest margin for the first six months of 2024 was 2.80%, compared to 3.28% for the same period last year.

LCNB recorded a provision for credit losses of $528,000 and $653,000 for the three and six months ended June 30, 2024, respectively. This compares to a provision of $30,000 for the three months ended June 30, 2023 and a net recovery of credit losses of $27,000 for the six months ended June 30, 2023. The provisions for 2024 include $763,000 recognized on non-PCD loans acquired through the Eagle Financial Bancorp merger.

Non-interest income for the three and six months ended June 30, 2024 was $4,080,000 and $8,009,000, respectively. This compares to non-interest income of $3,646,000 and $7,227,000 for the same respective periods in 2023. The increase for both the three and six-month periods was primarily due to higher amounts of fiduciary income and net gains recognized on the sale of residential mortgage loans. Partially offsetting non-interest income during the 2024 quarter was an $843,000 pretax loss on the sale of approximately $48.9 million of below market rate loans acquired from Cincinnati Bancorp.

Non-interest expense for the three and six months ended June 30, 2024 was $17,825,000 and $33,297,000, respectively, compared to $12,078,000 and $24,603,000 for the same three and six-month periods in 2023. The increases were primarily due to higher expenses associated with the additional personnel and offices resulting from the acquisitions of Eagle Financial Bancorp and Cincinnati Bancorp and to one-time expenses associated with the two acquisitions. In addition, non-interest expense for the 2023 second quarter benefited from a $425,000 gain recognized on the sale of an office building that had been closed as a result of LCNB's office consolidation strategy.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income

Three Months Ended June 30, 2024 vs. June 30, 2023
LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2024 and June 30, 2023, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,818,253	24,836	5.49%	$1,405,939	16,763	4.78%
Interest-bearing demand deposits	14,143	215	6.11%	9,780	144	5.91%
Federal Reserve Bank stock	6,248	180	11.59%	4,652	140	12.07%
Federal Home Loan Bank stock	20,152	367	7.32%	6,713	121	7.23%
Investment securities:
Equity securities	4,985	39	3.15%	3,386	38	4.50%
Debt securities, taxable	259,768	1,183	1.83%	282,325	1,323	1.88%
Debt securities, non-taxable (2)	18,515	184	4.00%	24,461	220	3.61%
Total earnings assets	2,142,064	27,004	5.07%	1,737,256	18,749	4.33%
Non-earning assets	274,104			198,560
Allowance for credit losses	(11,386)			(7,860)
Total assets	$2,404,782			$1,927,956

Interest-bearing demand and money market deposits	$648,772	3,575	2.22%	$521,422	1,597	1.23%
Savings deposits	372,240	307	0.33%	395,367	134	0.14%
IRA and time certificates	493,297	5,808	4.74%	215,403	1,604	2.99%
Short-term borrowings	11,291	181	6.45%	79,485	1,008	5.09%
Long-term debt	162,555	1,877	4.64%	18,514	183	3.96%
Total interest-bearing liabilities	1,688,155	11,748	2.80%	1,230,191	4,526	1.48%
Demand deposits	451,678			472,154
Other liabilities	21,022			21,526
Equity	243,927			204,085
Total liabilities and equity	$2,404,782			$1,927,956
Net interest rate spread (3)			2.27%			2.85%
Net interest income and net interest margin on a taxable-equivalent basis (4)		15,256	2.86%		14,223	3.28%
Ratio of interest-earning assets to interest-bearing liabilities	126.89%			141.22%

(1)	Includes non-accrual loans and loans held-for-sale.
(2)	Income from tax-exempt securities is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21%.
(3)	The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)	The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2024 as compared to the same period in 2023.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended June 30, 2024 vs. 2023
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$5,394	2,679	8,073
Interest-bearing demand deposits	66	5	71
Federal Reserve Bank stock	46	(6)	40
Federal Home Loan Bank stock	245	1	246
Investment securities:
Equity securities	15	(14)	1
Debt securities, taxable	(104)	(36)	(140)
Debt securities, non-taxable	(57)	21	(36)
Total interest income	5,605	2,650	8,255

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	463	1,515	1,978
Savings deposits	(8)	181	173
IRA and time certificates	2,898	1,306	4,204
Short-term borrowings	(1,039)	212	(827)
Long-term debt	1,658	36	1,694
Total interest expense	3,972	3,250	7,222
Net interest income	$1,633	(600)	1,033

Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2024 totaled $15,256,000, an increase of $1,033,000 from the comparable period in 2023.  Total interest income increased $8,255,000, which was partially offset by an increase in total interest expense of $7,222,000.

The $8,255,000 increase in total interest income was primarily due to an $8,073,000 increase in loan interest income. The increase in loan interest income was primarily due to a $412.3 million increase in average loan balances and secondarily to a 71 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio due to higher market rates. Loan balances increased due to organic growth in the loan portfolio and to loans acquired in the mergers with EFBI and CNNB.

The $7,222,000 increase in total interest expense was primarily due to a $1,978,000 increase in interest expense for interest-bearing demand and money market deposits, a $4,204,000 increase in interest expense for IRA and time certificates, and a $1,694,000 increase in interest expense for long-term debt. Interest expense on interest-bearing demand and money market deposits increased primarily due to a 99 basis point increase in the average rate paid for these deposits and secondarily to a $127.4 million increase in average deposit balances. Interest expense on IRA and time certificates increased due to a $277.9 million increase in average deposit balances and to a 175 basis point increase in the average rate paid. Deposit balances increased due to a combination of organic growth and to balances obtained in the mergers with EFBI and CNNB.
Interest expense on long-term debt increased primarily due to a $144.0 million increase in the average balance outstanding caused by new FHLB advances, which were used to pay down short-term borrowings, promote loan growth, and increase liquidity.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Increases in market rates were primarily caused by FOMC increases in the targeted federal funds rate, which increased by 425 basis points during 2022 and by an additional 100 basis points during 2023.

Six Months Ended June 30, 2024 vs. June 30, 2023
The following table presents, for the six months ended June 30, 2024 and June 30, 2023, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
			(Dollars in thousands)
Loans (1)	$1,770,410	47,518	5.40%	$1,397,708	32,906	4.75%
Interest-bearing demand deposits	18,730	539	5.79%	11,132	301	5.45%
Federal Reserve Bank stock	5,879	176	6.02%	4,652	140	6.07%
Federal Home Loan Bank stock	18,196	708	7.82%	6,754	183	5.46%
Investment securities:
Equity securities	4,990	79	3.18%	3,858	75	3.92%
Debt securities, taxable	262,467	2,415	1.85%	284,343	2,666	1.89%
Debt securities, non-taxable (2)	18,690	365	3.93%	24,713	443	3.61%
Total earnings assets	2,099,362	51,800	4.96%	1,733,160	36,714	4.27%
Non-earning assets	261,367			199,537
Allowance for credit losses	(10,954)			(7,692)
Total assets	$2,349,775			$1,925,005

Interest-bearing demand and money market deposits	$645,986	7,492	2.33%	$513,447	2,842	1.12%
Savings deposits	370,145	513	0.28%	405,563	273	0.14%
IRA and time certificates	431,714	9,875	4.60%	200,434	2,676	2.69%
Short-term borrowings	38,171	1,116	5.88%	86,996	2,312	5.36%
Long-term debt	156,366	3,615	4.65%	18,747	399	4.29%
Total interest-bearing liabilities	1,642,382	22,611	2.77%	1,225,187	8,502	1.40%
Demand deposits	447,423			474,715
Other liabilities	20,447			21,846
Equity	239,523			203,257
Total liabilities and equity	$2,349,775			$1,925,005
Net interest rate spread (3)			2.19%			2.87%
Net interest income and net interest margin on a taxable-equivalent basis (4)		29,189	2.80%		28,212	3.28%
Ratio of interest-earning assets to interest-bearing liabilities	127.82%			141.46%

(1)	Includes non-accrual loans and loans held-for-sale.
(2)	Income from tax-exempt securities is included in interest income on a taxable-equivalent basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21%.
(3)	The net interest spread is the difference between the average rate on total interest-earning assets and interest-bearing liabilities.
(4)	The net interest margin is the taxable-equivalent net interest income divided by average interest-earning assets.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2024 as compared to the same period in 2023.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended June 30, 2024 vs. 2023
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$9,580	5,032	14,612
Interest-bearing demand deposits	218	20	238
Federal Reserve Bank stock	37	(1)	36
Federal Home Loan Bank stock	418	107	525
Investment securities:
Equity securities	20	(16)	4
Debt securities, taxable	(202)	(49)	(251)
Debt securities, non-taxable	(115)	37	(78)
Total interest income	9,956	5,130	15,086

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	887	3,763	4,650
Savings deposits	(26)	266	240
IRA and time certificates	4,449	2,750	7,199
Short-term borrowings	(1,408)	212	(1,196)
Long-term debt	3,179	37	3,216
Total interest expense	7,081	7,028	14,109
Net interest income	$2,875	(1,898)	977

Net interest income on a fully taxable-equivalent basis for the six months ended June 30, 2024 totaled $29,189,000, an increase of $977,000 from the comparable period in 2023.  Total interest income increased $15,086,000, which was partially offset by an increase in total interest expense of $14,109,000.

The $15,086,000 increase in total interest income was primarily due to an $14,612,000 increase in loan interest income. The increase in loan interest income was primarily due to a $372.7 million increase in average loan balances and secondarily to a 65 basis point increase in the average rate earned on the loan portfolio due to higher market rates. Loan balances increased due to organic growth in the loan portfolio and to loans acquired in the mergers with EFBI and CNNB.

The $14,109,000 increase in total interest expense was primarily due to a $4,650,000 increase in interest expense for interest-bearing demand and money market deposits, a $7,199,000 increase in interest expense for IRA and time certificates, and a $3,216,000 increase in interest expense for long-term debt. Interest expense on interest-bearing demand and money market deposits increased primarily due to a 121 basis point increase in the average rate paid for these deposits and secondarily to a $132.5 million increase in average deposit balances. Interest expense on IRA and time certificates increased due to a $231.3 million increase in average deposit balances and to a 191 basis point increase in the average rate paid. Deposit balances increased due to a combination of organic growth and to balances obtained in the mergers with EFBI and CNNB.
Interest expense on long-term debt increased primarily due to a $137.6 million increase in the average balance outstanding caused by new FHLB advances, which were used to pay down short-term borrowings, promote loan growth, and increase liquidity.

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

LCNB recorded a provision for credit losses of $528,000 for the second quarter of 2024, compared to a provision of $30,000 for the comparable period in 2023. The provision for the 2024 period included a provision for credit losses on loans of $542,000 and a net recovery for off-balance-sheet credit exposures of $16,000. The provision for the 2023 period included a provision for credit losses on loans of $132,000 and a net recovery for off-balance-sheet credit exposures of $101,000. For the six months ended June 30, 2024, LCNB recorded a provision for credit losses of $653,000, compared to a net recovery of $27,000 for the comparable period in 2023. The provision for the 2024 six-month period included a provision for credit losses on loans of $619,000 and a provision for off-balance-sheet credit exposures of $32,000. The net recovery for the 2023 six-period included a provision for credit losses on loans of $164,000 and a net recovery for off-balance-sheet credit exposures of $190,000.

The provisions for credit losses on loans during the three and six-month 2024 periods included $763,000 recognized on non-PCD loans acquired through the EFBI merger and the six-month period included a $1.2 million increase for a commercial real estate, non-owner occupied loan that was individually evaluated for the first time during the first quarter 2024. These increases were largely offset by a recovery of credit losses in the pooled real estate mortgage loan category. The residential real estate mortgage loan category had a recovery of credit losses primarily due to a decrease in loss rates and a decrease in loan balances caused by a transfer to the loans held-for-sale category.

Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available or if market conditions change.

Net charge-offs for the three and six months ended June 30, 2024 totaled $18,000 and $63,000, respectively, compared to net charge-offs of $33,000 and $49,000 for the respective periods in 2023.

Non-Interest Income

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A comparison of non-interest income for the three and six months ended June 30, 2024 and June 30, 2023 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Difference	2024	2023	Difference
Fiduciary income	$2,067	1,787	280	$4,040	3,527	513
Service charges and fees on deposit accounts	1,537	1,445	92	2,921	2,927	(6)
Net losses from sales of debt securities, available-for-sale	—	—	—	(214)	—	(214)
Bank-owned life insurance income	341	277	64	659	548	111
Net gains from sales of loans	50	3	47	572	9	563
Other operating income (loss)	85	134	(49)	31	216	(185)
Total non-interest income	$4,080	3,646	434	$8,009	7,227	782

Reasons for changes include:
•Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value are due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets.
•Service charges and fees on deposit accounts for the three-month period increased primarily due to increases in check card income and fee income received on the ICS product, partially offset by a decreases in overdraft fees, ATM usage fees, and deposit account fees in general. LCNB reduced overdraft fees from $35 per occurrence to $25 effective November 1, 2023.
•Net losses from sales of debt securities during 2024 reflect losses recognized on the sale of municipal securities with an amortized cost basis of approximately $9.8 million.
•Net gains from sales of loans increased due to a higher volume of residential real estate loan sales. Partially offsetting these gains was an $843,000 pretax loss on the sale of approximately $48.9 million of below market rate loans acquired from CNNB.
•Other operating income decreased primarily due to an increase in amortization of capitalized mortgage servicing rights, which amortization is netted for accounting purposes against fee income recognized from the servicing of sold residential mortgage loans.

Non-Interest Expense

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A comparison of non-interest expense for the three and six months ended June 30, 2024 and June 30, 2023 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Difference	2024	2023	Difference
Salaries and employee benefits	$9,006	7,061	1,945	$17,560	14,410	3,150
Equipment expenses	395	417	(22)	785	778	7
Occupancy expense, net	944	599	345	1,949	1,562	387
State financial institutions tax	476	396	80	904	793	111
Marketing	210	320	(110)	384	512	(128)
Amortization of intangibles	298	112	186	534	223	311
FDIC insurance premiums, net	394	224	170	898	439	459
Contracted services	844	666	178	1,628	1,307	321
Merger-related expenses	2,320	415	1,905	3,095	440	2,655
Other non-interest expense	2,938	1,868	1,070	5,560	4,139	1,421
Total non-interest expense	$17,825	12,078	5,747	$33,297	24,603	8,694

Reasons for changes include:
•Salaries and employee benefits increased in 2024 due to overall wage and benefit increases, an increased number of employees due to the acquisition of EFBI and CNNB, higher sales commissions, and higher health insurance costs.
•Occupancy expense increased primarily due to maintenance and repair costs related to LCNB's office facilities. Also contributing to the increase were increased utility and depreciation expenses caused by the additional offices acquired from EFBI and CNNB.
•Amortization of intangibles increased due to the amortization of core deposit intangibles recognized from the acquisitions of EFBI and CNNB.
•FDIC insurance premiums increased due to a higher assessment base, partially reflecting increased assets resulting from the acquisitions of EFBI and CNNB, and to an increase in the assessment rate charged.
•Merger-related expenses reflect costs incurred in connection with the acquisitions of EFBI and CNNB.
•Other non-interest expense for the 2023 second quarter benefited from a $425,000 gain recognized on the sale of an office building that had been closed as a result of LCNB's office consolidation strategy. The remaining net increases for the three and six month periods can be attributed to smaller increases in various other accounts.

Income Taxes

LCNB's effective tax rate for the three and six months ended June 30, 2024 was 2.0% and 10.4%, respectively compared to 17.9% and 17.8% for the same respective periods in 2023.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. The effective tax rates for 2024 were lower due to tax-exempt items not decreasing in proportion to the overall decrease in earnings.

Financial Condition

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A comparison of balance sheet line items at June 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

	June 30, 2024	December 31, 2023	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$34,872	39,723	(4,851)	(12.21)%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,330	1,336	(6)	(0.45)%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	—%
Debt securities, available-for-sale, at fair value	261,357	276,601	(15,244)	(5.51)%
Debt securities, held-to-maturity, net, at cost	18,844	16,858	1,986	11.78%
Federal Reserve Bank stock, at cost	6,334	5,086	1,248	24.54%
Federal Home Loan Bank stock, at cost	20,710	15,176	5,534	36.47%
Loans, net	1,725,477	1,712,946	12,531	0.73%
Loans held-for-sale	44,002	—	44,002	NM
Premises and equipment, net	40,766	36,302	4,464	12.30%
Operating lease right-of-use assets	6,026	6,000	26	0.43%
Goodwill	93,922	79,509	14,413	18.13%
Core deposit and other intangibles	12,135	9,494	2,641	27.82%
Bank-owned life insurance	53,510	49,847	3,663	7.35%
Interest receivable	9,473	8,405	1,068	12.71%
Other assets	38,889	30,643	8,246	26.91%
Total assets	$2,371,313	2,291,592	79,721	3.48%

LIABILITIES:
Deposits:
Non-interest-bearing	$449,110	462,267	(13,157)	(2.85)%
Interest-bearing	1,493,950	1,362,122	131,828	9.68%
Total deposits	1,943,060	1,824,389	118,671	6.50%
Short-term borrowings	—	97,395	(97,395)	(100.00)%
Long-term debt	162,150	113,123	49,027	43.34%
Operating lease liabilities	6,290	6,261	29	0.46%
Accrued interest and other liabilities	14,599	15,121	(522)	(3.45)%
Total liabilities	2,126,099	2,056,289	69,810	3.39%

SHAREHOLDERS' EQUITY:
Common shares	187,195	173,637	13,558	7.81%
Retained earnings	136,883	140,017	(3,134)	(2.24)%
Treasury shares, at cost	(56,015)	(56,015)	—	—%
Accumulated other comprehensive loss, net of taxes	(22,849)	(22,336)	(513)	2.30%
Total shareholders' equity	245,214	235,303	9,911	4.21%
Total liabilities and shareholders' equity	$2,371,313	2,291,592	79,721	3.48%

Reasons for changes include:
•Available-for-sale debt securities decreased due to maturities, paydowns, sales, calls, and decreases in market valuation. Purchases of new securities were minimal during 2024.
•Net loans increased primarily due to loans acquired through the merger with EFBI and to organic growth in the portfolio, partially offset by a transfer of loans to the held for sale category.
•Loans held-for-sale primarily represents a portfolio of loans that are scheduled to be sold with servicing rights to an investor during the remainder of 2024.
•Goodwill increased primarily due to additional goodwill recognized as a result of the EFBI acquisition.

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Total deposits increased due to a combination of deposits acquired through the merger with EFBI and through organic deposit growth. There was, however, significant movement from non-interest-bearing deposits to interest-bearing deposits during 2023 and 2024, likely due to the increases in market rates.
•Long-term debt increased due to additional advances from the FHLB of Cincinnati. The new debt was used to pay down short-term borrowings and to support growth in liquidity and the loan portfolio.
•Common shares increased primarily due to stock issued as part of the acquisition price for EFBI.

LCNB's loan portfolio represents its largest asset category and is its most significant source of interest income. Loan classifications have been identified as Commercial & Industrial, Commercial Real Estate, Residential Real Estate, Consumer, Agricultural, and Other. Commercial real estate is the largest classification in LCNB's loan portfolio, comprising about 64% of total loans at June 30, 2024.

Loans secured by commercial real estate consist of owner-occupied, nonowner-occupied, farmland, multi-family, and construction loans. A commercial real estate, owner-occupied loan finances the purchase, construction, or refinance of a building or other property for which the repayment of principal is dependent upon cash flows from ongoing operations conducted by the party, or an affiliate of the party, who owns the property. A commercial real estate, non-owner occupied loan finances the purchase, construction or refinance of a building or other property for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property. The values of these loans are primarily impacted by the level of interest rates associated with the debt and to local economic conditions, which dictate occupancy rates and the amount of rent charged. The increase in debt service due to higher interest rates may not be able to be passed on to tenants. As part of the origination process, loan interest rates and occupancy rates are stressed to determine the impact on the borrower’s ability to maintain adequate debt service under different economic conditions. Further, LCNB monitors the concentration in any one industry and has established limits relative to the total of the Bank's tier 1 and tier 2 capital for each category of loan. Credit quality trends are monitored by industry to determine if a change in the risk exposure to a certain industry may warrant a change in underwriting standards.

The following table provides a breakdown of amortized cost of commercial real estate loans by property-type classification as of June 30, 2024, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Multi-family	277,037	27%
Retail	167,171	17%
Office	124,905	12%
Mixed use	97,841	10%
Hotel/Motel	79,787	8%
Self storage	45,680	5%
Warehouse (one tenant)	39,270	4%
Light industrial	29,698	3%
Healthcare facilities	23,752	2%
Manufacturing	21,475	2%
Warehouse (more than one tenant)	15,360	2%
Dental	10,836	1%
Other	80,035	7%
Total	1,012,847	100%

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Most of LCNB's commercial real estate loans are made within its general market area of Southwest and South-Central Ohio and Northern Kentucky. The following table provides a breakdown of amortized cost of commercial real estate loans by real estate collateral location as of June 30, 2024, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Ohio	$810,466	80%
Kentucky	142,738	14%
Indiana	46,342	5%
Other	13,301	1%
Total	$1,012,847	100%

Regulatory Capital

The Bank must meet certain minimum capital requirements set by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's and the Bank's financial statements. LCNB’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

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

LCNB CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Regulatory Capital:
Shareholders' equity	$252,044	242,528
Goodwill and other intangibles	(102,535)	(84,897)
Accumulated other comprehensive loss, net	22,841	22,336
Tier 1 risk-based capital	172,350	179,967
Eligible allowance for credit losses	11,126	10,318
Total risk-based capital	$183,476	190,285
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	9.45%	10.17%
Tier 1 Capital to risk-weighted assets	9.45%	10.17%
Total Capital to risk-weighted assets	10.06%	10.75%
Leverage	7.45%	8.05%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the June 30, 2024 regulatory capital calculations.

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

At December 31, 2023, the bank had paid $650,000 in excess of the previous two years' Bank net income to the holding company due to an $8.75 million dividend for the acquisition of CNNB. In addition, dividend payments during 2024 were also in excess of the previous two years' Bank net income. The Company does not expect the excess dividends will result in any adverse supervisory action by the OCC.

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

Total remaining borrowing capacity with the Federal Home Loan Bank at June 30, 2024 was approximately $170.3 million. Additional borrowings of approximately $115.0 million were available through line of credit arrangements with correspondent banks.

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

Commitments to extend credit at June 30, 2024 totaled $360.2 million and are more fully described in Note 11 - Commitments and Contingent Liabilities to LCNB's condensed consolidated financial statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash required to satisfy the commitment reported prior to its expiration.

LCNB CORP. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk for LCNB is primarily due to interest rate risk.  LCNB attempts to mitigate this risk through asset/liability management strategies designed to decrease the vulnerability of its earnings to material and prolonged changes in interest rates.  LCNB does not use derivatives such as interest rate swaps, caps, or floors to hedge this risk.  LCNB has not entered into any market risk instruments for trading purposes.

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the June 30, 2024 IRSA indicates that an increase in interest rates will have a negative effect on NII and a decrease in interest rates will have a positive effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in Basis Points	Amount	$ Change in NII	% Change in NII	Limits
	(Dollars in thousands)
Up 300	$72,503	(2,453)	(3.27)%	15%
Up 200	73,259	(1,697)	(2.26)%	10%
Up 100	73,911	(1,045)	(1.39)%	5%
Base	74,956	—	—%	—%
Down 100	75,047	91	0.12%	5%
Down 200	75,616	660	0.88%	10%
Down 300	76,190	1,234	1.65%	15%

The IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows, accounting for the same rate shocks, the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2024 EVE analysis indicates that an increase in interest rates of 200 or 300 basis points will have a negative effect on the EVE and an increase in interest rates of 100 basis points or a decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all upward rate shocks are within LCNB's acceptable ranges. The changes in the EVE for all downward rate shocks are outside LCNB's acceptable ranges as shown below. Management has determined the downward shifts would be acceptable, despite being outside of acceptable ranges, due to the positive nature of the results with respect to cash flows.

Rate Shock Scenario in Basis Points	Amount	$ Change in EVE	% Change in EVE	Limits
	(Dollars in thousands)
Up 300	$129,686	(29,094)	(18.32)%	25%
Up 200	145,357	(13,423)	(8.45)%	20%
Up 100	160,024	1,244	0.78%	15%
Base	158,780	—	—%	—%
Down 100	189,371	30,591	19.27%	15%
Down 200	205,773	46,993	29.60%	20%
Down 300	226,521	67,741	42.66%	25%

The IRSA and EVE simulations discussed above are not projections of future income or equity and should not be relied on as being indicative of future operating results.  Assumptions used, including the nature and timing of interest rate levels, yield curve conditions, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment or replacement of asset and liability cash flows, are inherently uncertain and, as a result, the models cannot precisely measure future NII or equity.  Furthermore, the models do not reflect actions that borrowers, depositors, and management may take in response to changing economic conditions and interest rate levels.

LCNB CORP. AND SUBSIDIARIES

Item 4.	Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2024, LCNB's disclosure controls and procedures were effective.

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

The following table sets forth information relating to repurchases made under the Plan during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2024	—	$—	—	315,047
May 1 - 31, 2024	—	$—	—	315,047
June 1 - 30, 2024	—	$—	—	315,047

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

LCNB CORP. AND SUBSIDIARIES

Item 5.	Other Information

During the three months ended June 30, 2024, none of our directors or officers informed us of the adoption, modification, or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

101
The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 7, 2024	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

August 7, 2024	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer