Form 10-K/A
period 2023-12-31
LCNB CORP
filed 2024-10-21
CIK 1074902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________________  to  ______________________

Commission File Number  000-26121

LCNB Corp.

(Exact name of registrant as specified in its charter)

Ohio	31-1626393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2 North Broadway, Lebanon, Ohio   45036
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

LCNB Corp. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”), as filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original Filing Date”), solely to correct a certain inadvertent typographical error contained in Item 8 related to the date of the report of Plante & Moran PLLC. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 is signed by a duly authorized representative of the Company. It includes, as Exhibits 31.1 and 31.2, the certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as well as the consents of the Company’s independent registered public accounting firms for the applicable period as Exhibits 23.1 and 23.2.

Except as described above, no changes have been made to the Original Form 10-K, and this Amendment No. 1 does not modify, amend or update the financial or other information contained in the Original Form 10-K. This Amendment No. 1 does not reflect any events that have occurred on or after the Original Filing Date. Among other things, the Company has not revised forward-looking statements made in the Original Form 10-K to reflect events that occurred or facts that became known to the Company after the Original Filing Date. Therefore, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and any other documents the Company has filed with the SEC on or after the Original Filing Date.

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

PART II

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
March 15, 2024

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

Accrued interest receivable totaling $7.3 million at December 31, 2023 was excluded from the amortized cost basis of the estimate of credit losses and is reported in interest receivable on the consolidated condensed balance sheets. Loans are generally placed on non-accrual status at 90 days past due or when the borrower's ability to repay becomes doubtful. When a loan is placed on non-accrual status, any accrued interest is reversed and charged against interest income.

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

The ratio of non-accrual loans to total loans outstanding at December 31, 2023 and 2022 was 0.00% and 0.01%, respectively.

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

3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
4.1	Description of Registrant's Securities - Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2019, Exhibit 4.1.
10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292).
10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.4	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.5	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.

LCNB CORP. AND SUBSIDIARIES

(a) Exhibit No.	Exhibit Description
10.6	Form of Business Loan Agreement between LCNB Corp. and Bankers' Bank - incorporated by reference to Registrant's Current Report on Form 8-K filed on February 14, 2022, Exhibit 10.1.
14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2018, Exhibit 14.1.
19	LCNB Corp. Insider Trading Policy - previously filed.
21	LCNB Corp. subsidiaries - previously filed.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	LCNB Corp. Amended & Restated Clawback Policy - previously filed.
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
October 21, 2024