Form 10-Q
period 2024-09-30
LCNB CORP
filed 2024-11-06
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of November 6, 2024 was 14,110,337 shares.

LCNB CORP. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms

ACL	Allowance for Credit Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
CECL	Current expected credit losses
CNNB	Cincinnati Bancorp, Inc.
Company	LCNB Corp. and its consolidated subsidiaries as a whole
DCF	Discounted Cash Flow
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EFBI	Eagle Financial Bancorp, Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FOMC	Federal Open Market Committee of the Federal Reserve System
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LDA	Loss Driver Analysis
LGD	Loss Given Default
OCC	Office of the Comptroller of the Currency
OAEM	Other Assets Especially Mentioned
PCD	Purchased Credit Deteriorated
PD	Probability of Default
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2024	December 31, 2023
	Unaudited	Audited
ASSETS:
Cash and due from banks	$27,661	$36,535
Interest-bearing demand deposits	11,713	3,188
Total cash and cash equivalents	39,374	39,723
Investment securities:
Equity securities with a readily determinable fair value, at fair value	$1,388	$1,336
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	262,622	276,601
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $7 and $5 at September 30, 2024 and December 31, 2023, respectively	18,730	16,858
Federal Reserve Bank stock, at cost	6,429	5,086
Federal Home Loan Bank stock, at cost	20,710	15,176
Loans, net of allowance for credit losses of $11,867 and $10,525 at September 30, 2024 and December 31, 2023, respectively	1,707,193	1,712,946
Loans held for sale	35,687	—
Premises and equipment, net	41,233	36,302
Operating lease right-of-use assets	5,853	6,000
Goodwill	90,209	79,509
Core deposit and other intangibles, net	11,605	9,494
Bank-owned life insurance	53,650	49,847
Interest receivable	9,450	8,405
Other assets, net	39,109	30,643
TOTAL ASSETS	2,346,908	2,291,592

LIABILITIES:
Deposits:
Noninterest-bearing	$446,626	$462,267
Interest-bearing	1,470,379	1,362,122
Total deposits	1,917,005	1,824,389
Short-term borrowings	—	97,395
Long-term debt	155,662	113,123
Operating lease liabilities	6,152	6,261
Accrued interest and other liabilities	14,843	15,121
TOTAL LIABILITIES	2,093,662	2,056,289

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 17,321,593 and 16,384,952 shares at September 30, 2024 and December 31, 2023, respectively; outstanding 14,110,210 and 13,173,569 shares at September 30, 2024 and December 31, 2023, respectively	186,716	173,637
Retained earnings	138,325	140,017
Treasury shares at cost, 3,211,383 and 3,211,383 shares at September 30, 2024 and December 31, 2023, respectively	(56,015)	(56,015)
Accumulated other comprehensive loss, net of taxes	(15,780)	(22,336)
TOTAL SHAREHOLDERS' EQUITY	253,246	235,303
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,346,908	$2,291,592

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$24,342	17,875	71,860	50,781
Dividends on equity securities:
With a readily determinable fair value	10	9	28	34
Without a readily determinable fair value	30	29	91	79
Interest on debt securities:
Taxable	1,181	1,296	3,596	3,962
Non-taxable	163	173	451	523
Other investments	672	286	2,095	910
TOTAL INTEREST INCOME	26,398	19,668	78,121	56,289

INTEREST EXPENSE:
Interest on deposits	9,578	4,426	27,458	10,217
Interest on short-term borrowings	—	830	1,116	3,142
Interest on long-term debt	1,850	841	5,465	1,240
TOTAL INTEREST EXPENSE	11,428	6,097	34,039	14,599
NET INTEREST INCOME	14,970	13,571	44,082	41,690

PROVISION FOR (RECOVERY OF) CREDIT LOSSES	660	(114)	1,313	(141)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) CREDIT LOSSES	14,310	13,685	42,769	41,831

NON-INTEREST INCOME:
Fiduciary income	2,097	1,736	6,137	5,263
Service charges and fees on deposit accounts	1,899	1,397	4,820	4,324
Net losses from sales of debt securities, available-for-sale	—	—	(214)	—
Bank-owned life insurance income	654	282	1,313	830
Net gains from sales of loans	1,625	29	2,197	38
Other operating income	132	134	163	350
TOTAL NON-INTEREST INCOME	6,407	3,578	14,416	10,805

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,025	7,044	26,585	21,454
Equipment expenses	420	397	1,205	1,175
Occupancy expense, net	966	805	2,915	2,367
State financial institutions tax	505	396	1,409	1,189
Marketing	320	223	704	735
Amortization of intangibles	304	113	838	336
FDIC insurance premiums, net	547	224	1,445	663
Contracted services	807	671	2,435	1,978
Merger-related expenses	281	302	3,376	742
Other non-interest expense	2,212	2,069	7,772	6,208
TOTAL NON-INTEREST EXPENSE	15,387	12,244	48,684	36,847
INCOME BEFORE INCOME TAXES	5,330	5,019	8,501	15,789
PROVISION FOR INCOME TAXES	798	949	1,129	2,868
NET INCOME	$4,532	4,070	7,372	12,921

Earnings per common share:
Basic	$0.31	0.37	0.53	1.16
Diluted	0.31	0.37	0.53	1.16
Weighted average common shares outstanding:
Basic	14,103,358	11,038,720	13,761,582	11,094,185
Diluted	14,103,358	11,038,720	13,761,582	11,094,185

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$4,532	4,070	7,372	12,921
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities (net of tax expense (benefit) of $1,879 and $(782) for the three months ended September 30, 2024 and 2023, respectively, and $1,698 and $(203) for the nine months ended September 30, 2024 and 2023, respectively)	7,069	(2,941)	6,387	(758)
Reclassification adjustment for net realized (gains) losses on sales of available-for-sale debt securities included in net income (net of tax expense (benefit) of $— and $(45) for the three and nine months ended September 30, 2024, respectively)	—	—	169	—
Other comprehensive income (loss), net of tax	7,069	(2,941)	6,556	(758)
TOTAL COMPREHENSIVE INCOME	$11,601	1,129	13,928	12,163

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Earnings	Shares	Loss	Equity
Three Months Ended September 30, 2024
Balance at July, 1 2024	14,151,755	$187,195	136,883	(56,015)	(22,849)	245,214
Net income			4,532			4,532
Other comprehensive income, net of taxes					7,069	7,069
Dividend Reinvestment and Stock Purchase Plan	8,582	131				131
Adjustment to stock issued for acquisition of Eagle Financial Bancorp, Inc.	(50,127)	(704)		—		(704)
Compensation expense relating to restricted stock		94				94
Common stock dividends, $0.22 per share			(3,090)			(3,090)
Balance at September 30, 2024	14,110,210	$186,716	138,325	(56,015)	(15,780)	253,246

Nine Months Ended September 30, 2024
Balance at January 1, 2024	13,173,569	$173,637	140,017	(56,015)	(22,336)	235,303
Net income			7,372			7,372
Other comprehensive income, net of taxes					6,556	6,556
Dividend Reinvestment and Stock Purchase Plan	26,937	391				391
Adjustment to stock issued for acquisition of Eagle Financial Bancorp, Inc.	(50,127)	(704)				(704)
Stock issued for acquisition of Eagle Financial Bancorp, Inc.	918,128	12,891				12,891
Shares issued for restricted stock awards	41,703					—
Compensation expense relating to restricted stock		501				501
Common stock dividends, $0.66 per share			(9,064)			(9,064)
Balance at September 30, 2024	14,110,210	$186,716	138,325	(56,015)	(15,780)	253,246

Three Months Ended September 30, 2023
Balance at July, 1 2023	11,116,080	$144,671	141,431	(56,015)	(27,771)	202,316
Net income			4,070			4,070
Other comprehensive loss, net of taxes					(2,941)	(2,941)
Dividend Reinvestment and Stock Purchase Plan	7,302	111				111
Compensation expense relating to restricted stock	—	83				83
Common stock dividends, $0.21 per share			(2,290)			(2,290)
Balance at September 30, 2023	11,123,382	$144,865	143,211	(56,015)	(30,712)	201,349

Nine Months Ended September 30, 2023
Balance at January 1, 2023	11,259,080	$144,069	139,249	(52,689)	(29,954)	200,675
Cumulative change in accounting principle - ASC 326			(1,922)			(1,922)
Balance at January 1, 2023, adjusted	11,259,080	144,069	137,327	(52,689)	(29,954)	198,753
Net income			12,921			12,921
Other comprehensive income, net of taxes					(758)	(758)
Dividend Reinvestment and Stock Purchase Plan	20,065	315				315
Repurchase of common stock	(199,913)			(3,326)		(3,326)
Shares issued for restricted stock awards	44,150
Compensation expense relating to restricted stock		481				481
Common stock dividends, $0.63 per share			(7,037)			(7,037)
Balance at September 30, 2023	11,123,382	$144,865	143,211	(56,015)	(30,712)	201,349

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,372	12,921
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	755	2,395
Provision for (recovery of) credit losses	1,313	(141)
Deferred income tax provision (benefit)	(1,421)	(793)
Increase in cash surrender value of bank-owned life insurance	(1,007)	(830)
Bank-owned life insurance death benefits in excess of cash surrender value	(306)	—
Realized and unrealized (gains) losses from equity securities, net	(25)	78
Realized losses from sales of debt securities, available-for-sale	214	—
Realized (gains) losses from sales of premises and equipment	(454)	(427)
Origination of mortgage loans for sale	(104,719)	(2,205)
Realized gains from sales of mortgage loans	(3,040)	(38)
Proceeds from sales of mortgage loans	107,357	2,218
Realized losses from sales of acquired loans	842	—
Proceeds from sales of acquired loans	47,718	—
Compensation expense related to restricted stock	501	481
Changes in:
Accrued interest receivable	(754)	(605)
Other assets	(223)	1,497
Other liabilities	(1,008)	(2,300)
TOTAL ADJUSTMENTS	45,743	(670)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	53,115	12,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	963
Proceeds from sales of debt securities, available-for-sale	9,615	—
Proceeds from maturities and calls of debt securities:
Available-for-sale	18,218	14,262
Held-to-maturity	684	1,146
Purchases of equity securities	(27)	(22)
Purchases of debt securities:
Available-for-sale	(6,195)	(497)
Held-to-maturity	(2,558)	(280)
Purchase of Federal Reserve Bank stock	(1,343)	—
Purchases of Federal Home Loan Bank stock	(1,293)	(4,537)
Proceeds from redemption of Federal Home Loan Bank stock	93	1,369
Net (increase) decrease in loans	50,442	(56,711)
Purchases of premises and equipment	(3,423)	(1,723)
Proceeds from sale of premises and equipment	846	514
Cash and cash equivalents paid for acquisition, net of cash acquired	(2,144)	—
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	62,915	(45,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	(39,819)	11,920
Net increase (decrease) in short-term borrowings	(110,395)	(41,455)
Proceeds from issuance of long-term debt	50,000	95,000
Principal payments on long-term debt	(7,492)	(1,431)
Proceeds from issuance of common stock	391	315
Repurchase of common stock	—	(3,326)
Cash dividends paid on common stock	(9,064)	(7,037)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(116,379)	53,986
NET CHANGE IN CASH AND CASH EQUIVALENTS	(349)	20,721
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,723	22,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,374	43,422

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest paid	$32,707	13,706
Income taxes paid, net of refunds	—	2,226

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans held-for-investment to loans held-for-sale	$60,471	—
Transfer from loans held-for-sale to loans held-for-investment	4,817
Right-of-use assets obtained in exchange for lease obligations	62	—

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

Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2023 Annual Report on Form 10-K filed with the SEC.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASC 326")

The Company adopted ASC 326 on January 1, 2023. It significantly changed guidance for recognizing impairment of financial instruments. Previous guidance required an "incurred loss" methodology for recognizing credit losses that delayed recognition until it was probable a loss had been incurred. ASC 326 replaced the incurred loss impairment methodology with a new "current expected credit loss" ("CECL") methodology that reflects expected credit losses over the lives of the credit instruments and requires consideration of a broader range of information to estimate credit losses. ASC 326 requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. It also applies to off-balance sheet credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. ASC 326 also made changes to the accounting for credit losses on available-for-sale debt securities, requiring additional disclosures.

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

	As Reported	Impact of	As Reported
	Pre-ASC 326	ASC 326 Adoption	Under ASC 326

Assets:
Loans, gross of allowance	$1,401,278	341	1,401,619
ACL on loans	(5,646)	(2,196)	(7,842)
ACL on debt securities, held to maturity	—	(7)	(7)
Deferred tax assets, net	6,639	511	7,150

Liabilities:
ACL on off-balance sheet credit exposures	—	571	571

Shareholders' Equity:
Retained earnings	139,249	(1,922)	137,327

Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option, and the full impact of adopting ASC 326 is included in regulatory capital as of September 30, 2024. Adoption of the ASC did not materially affect LCNB's regulatory capital ratios.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS

Cincinnati Bancorp, Inc.

On November 1, 2023, LCNB acquired Cincinnati Bancorp, Inc. (“CNNB”), the holding company for Cincinnati Federal, a federally chartered stock savings and loan association. Under the terms of the definitive merger agreement, CNNB merged with and into LCNB Corp., immediately followed by the merger of Cincinnati Federal with and into LCNB National Bank. CNNB operated four full-service branch offices in Cincinnati, Ohio and 1 full-service office in Florence, Kentucky, which became offices of LCNB after the merger. The merger significantly increased LCNB’s existing presence in the Cincinnati market and expanded LCNB’s community banking franchise across the Ohio River into the Northern Kentucky market. During the quarter ended September 30, 2024, LCNB consolidated one of the full-service branches acquired from Cincinnati Federal with a full-service branch acquired from EAGLE.Bank resulting in the closure of one branch office in Cincinnati, Ohio.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The following table summarizes the fair value of the total consideration transferred as a part of the CNNB acquisition and the fair value of identifiable assets acquired and liabilities assumed as originally reported at December 31, 2023 and as adjusted at  September 30, 2024 (in thousands):

	December 31, 2023	Adjustments	September 30, 2024
Consideration:
Cash consideration	$9,475	—	9,475
Common stock (2,042,598 shares issued at $13.99 per share)	28,576	—	28,576
Fair value of total consideration transferred	38,051	—	38,051

Identifiable Assets Acquired:
Cash and cash equivalents	11,368	—	11,368
Debt securities, available-for-sale	5,210	—	5,210
Federal Home Loan Bank stock	7,508	—	7,508
Loans, net	236,692	(732)	235,960
Premises and equipment	2,767	—	2,767
Operating lease right-of-use assets	64	—	64
Core deposit and other intangibles	8,391	—	8,391
Bank owned life insurance	4,413	—	4,413
Deferred income taxes	4,451	82	4,533
Other assets	12,950	122	13,072
Total identifiable assets acquired	293,814	(528)	293,286

Liabilities Assumed:
Deposits	210,532	—	210,532
Short-term borrowings	55,999	—	55,999
Long-term debt	5,963	—	5,963
Operating lease liabilities	68	(4)	64
Other liabilities	3,489	—	3,489
Total liabilities assumed	276,051	(4)	276,047

Total Identifiable Net Assets Acquired	17,763	(524)	17,239

Goodwill Resulting From Merger	$20,288	524	20,812

The fair value and gross contractual amounts of non-PCD loans as of the acquisition date was $231.9 million and $258.6 million, respectively. LCNB recorded a provision for credit losses on these loans of $1,722,000.

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the transaction to reflect any new information obtained about facts and circumstances existing at the acquisition date. While the Bank believes that the information available on the merger date provided a reasonable basis for estimating fair value, additional information and evidence may be provided during the fourth quarter of 2024 which will be utilized to finalize all valuations and record final adjustments during the one year subsequent measurement period. These adjustments may include: (i) changes in deferred tax assets or liabilities related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards due to tax calculations still in process, and (ii) changes in goodwill as a result of the net effect of any adjustments. As such, any changes in the estimated fair value of assets, including acquired loans, will be recognized in the period the adjustment is identified.

The loan adjustment in the table above was due to a fair value adjustment to deferred fees and costs on loans acquired. The other assets, operating lease liabilities and resulting deferred tax adjustments in the table above were related to the updated fair value adjustments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The amount of goodwill recorded reflects LCNB's expansion in the Cincinnati market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill will not be amortizable on LCNB's financial records and will not be deductible for tax purposes. Total goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment. The core deposit intangible will be amortized over the estimated weighted average economic life of the various core deposit types, which is ten years.

Direct expenses related to the CNNB acquisition totaled $10,000 and $332,000 during the three and nine months ended September 30, 2024, respectively, and totaled $290,000 and $705,000 during the three and nine months ended September 30, 2023, respectively. They were expensed as incurred and are recorded as merger-related expenses in the consolidated statements of income.

Eagle Financial Bancorp, Inc.

On April 12, 2024, LCNB acquired Eagle Financial Bancorp, Inc. (“EFBI”), the holding company for EAGLE.bank, an Ohio state-chartered bank. Under the terms of the definitive merger agreement, EFBI merged with and into LCNB Corp., immediately followed by the merger of EAGLE.bank with and into LCNB National Bank. EAGLE.bank operated three full-service banking offices in Cincinnati, Ohio, which became offices of LCNB after the merger. This transaction increased LCNB’s presence in the Cincinnati market.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The following table summarizes the fair value of the total consideration transferred as a part of the EFBI acquisition and the fair value of identifiable assets acquired and liabilities assumed as originally reported at June 30, 2024 and as adjusted at  September 30, 2024 (in thousands):

	June 30, 2024	Adjustments	September 30, 2024
Consideration:
Cash consideration	$10,256	(83)	10,173
Common stock (918,128 shares issued at $14.04 per share)	12,891	(704)	12,187
Fair value of total consideration transferred	23,147	(787)	22,360

Identifiable Assets Acquired:
Cash and cash equivalents	8,029	—	8,029
Debt securities, available-for-sale	698	—	698
Federal Home Loan Bank stock	4,334	—	4,334
Loans, net	127,700	—	127,700
Premises and equipment	3,427	—	3,427
Operating lease right-of-use assets	48	—	48
Core deposit and other intangibles	3,760	—	3,760
Bank owned life insurance	3,004	—	3,004
Deferred income taxes	1,813	2,555	4,368
Other assets	2,590	482	3,072
Total identifiable assets acquired	155,403	3,037	158,440

Liabilities Assumed:
Deposits	132,435	—	132,435
Short-term borrowings	13,000	—	13,000
Operating lease liabilities	48	—	48
Other liabilities	773	(1)	772
Total liabilities assumed	146,256	(1)	146,255

Total Identifiable Net Assets Acquired	9,147	3,038	12,185

Goodwill Resulting From Merger	$14,000	(3,825)	10,175

The fair value and gross contractual amounts of non-PCD loans as of the acquisition date was $101.7 million and $112.5 million, respectively. LCNB recorded a provision for credit losses on these loans of $763,000.

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the transaction to reflect any new information obtained about facts and circumstances existing at the acquisition date. While the Company believes that the information available on the merger date provided a reasonable basis for estimating fair value, additional information and evidence may be provided during the fourth quarter of 2024 or later which will be utilized to finalize all valuations and record final adjustments during the one year subsequent measurement period. These adjustments may include: (i) changes in deferred tax assets or liabilities related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards due to tax calculations still in process, and (ii) changes in goodwill as a result of the net effect of any adjustments. As such, any changes in the estimated fair value of assets will be recognized in the period the adjustment is identified.

The consideration adjustments are associated with the unearned portion of Eagle.bank's employee stock ownership plan. The other assets, other liabilities and resulting deferred tax adjustments in the table above were related to the updated fair value adjustments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The amount of goodwill recorded reflects LCNB's expansion in the Cincinnati market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill will not be amortizable on LCNB's financial records and will not be deductible for tax purposes. Total goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment. The core deposit intangible will be amortized over the estimated weighted average economic life of the various core deposit types, which is nine years.

Direct expenses related to the EFBI acquisition totaled $271,000 and $3,044,000 during the three and nine months ended September 30, 2024, respectively, and totaled $12,000 and $37,000 during the three and nine months ended September 30, 2023, respectively. They were expensed as incurred and are recorded as merger-related expenses in the consolidated statements of income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at September 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2024
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$69,717	—	4,145	65,572
U.S. Agency notes	88,668	—	5,360	83,308
Corporate bonds	7,450	—	588	6,862
U.S. Agency mortgage-backed securities	75,422	7	7,090	68,339
Municipal securities:				—
Non-taxable	4,596	—	222	4,374
Taxable	36,674	1	2,508	34,167
	$282,527	8	19,913	262,622

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$15,454	10	765	14,699
Taxable	3,283	—	300	2,983
	$18,737	10	1,065	17,682

December 31, 2023
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$74,404	—	6,202	68,202
U.S. Agency notes	88,978	—	8,077	80,901
Corporate Bonds	7,450	—	916	6,534
U.S. Agency mortgage-backed securities	81,634	2	8,846	72,790
Municipal securities:
Non-taxable	7,416	—	245	7,171
Taxable	44,923	1	3,921	41,003
	$304,805	3	28,207	276,601

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,580	4	872	12,712
Taxable	3,283	—	316	2,967
	$16,863	4	1,188	15,679

The amortized cost of debt securities in the above table excludes accrued interest of $1.23 million and $1.07 million at September 30, 2024 and December 31, 2023, respectively, that is recorded in other assets on the consolidated balance sheets.

The Company estimated the expected credit losses at September 30, 2024 and December 31, 2023 to be immaterial based on the composition of the securities portfolio.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at September 30, 2024 and December 31, 2023, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Available-for-Sale:
U.S. Treasury notes	$1,982	6	63,590	4,139
U.S. Agency notes	—	—	83,308	5,360
Corporate bonds	—	—	6,862	588
U.S. Agency mortgage-backed securities	—	—	68,025	7,090
Municipal securities:	—	—	—	—
Non-taxable	—	—	4,374	222
Taxable	—	—	34,046	2,508
	$1,982	6	260,205	19,907

Held-to-Maturity:
Municipal securities:
Non-taxable	$—	—	11,707	765
Taxable	—	—	2,983	300
	$—	—	14,690	1,065

December 31, 2023
Available-for-Sale:
U.S. Treasury notes	$—	—	68,202	6,202
U.S. Agency notes	—	—	80,901	8,077
Corporate Bonds	734	16	5,800	900
U.S. Agency mortgage-backed securities	—	—	72,287	8,846
Municipal securities:
Non-taxable	1,540	10	5,631	235
Taxable	—	—	40,392	3,921
	$2,274	26	273,213	28,181

Held-to-Maturity:
Municipal securities:
Non-taxable	$6,012	476	5,975	396
Taxable	—	—	2,966	316
	$6,012	476	8,941	712

At September 30, 2024, LCNB’s securities portfolio consisted of 167 securities, 161 of which were in an unrealized loss position. At December 31, 2023, LCNB's securities portfolio consisted of 207 securities, 176 of which were in an unrealized loss position. After considering the issuers of the securities, LCNB management determined that that the unrealized losses were due to changing interest rate environments. LCNB had no intent at September 30, 2024 to sell its debt securities before recovery of their cost basis and as it was more likely than not that it will not be required to sell its debt securities before recovery of their cost basis.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Each quarter, LCNB performs an analysis to determine if any of the unrealized losses on available-for-sale debt securities are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. The assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and LCNB's ability and intent to hold the security for a period of time sufficient for a recovery in value. LCNB also considers the extent to which the securities are issued by the federal government or its agencies and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.3 years. No credit losses were determined to be present as of September 30, 2024, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on available-for-sale debt securities was recognized for the third quarter of 2024.

Debt securities with a market value of $148.7 million and $124.4 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at September 30, 2024.

Contractual maturities of debt securities at September 30, 2024 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$25,093	24,668	1,163	1,158
Due from one to five years	153,392	143,285	1,301	1,278
Due from five to ten years	28,620	26,331	10,459	9,919
Due after ten years	—	—	5,814	5,327
	207,105	194,284	18,737	17,682
U.S. Agency mortgage-backed securities	75,422	68,338	—	—
	$282,527	262,622	18,737	17,682

Certain information concerning the sale of debt securities available-for-sale for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Proceeds from sales	$—	—	9,615	—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	214	—

Realized gains or losses from the sale of securities are computed using the specific identification method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at September 30, 2024 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at September 30, 2024 and December 31, 2023 are summarized as follows (in thousands):

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mutual Funds	$1,442	1,294	1,415	1,240
Equity Securities	10	94	10	96
Total equity securities with a readily determinable fair value	$1,452	1,388	1,425	1,336

Certain information concerning changes in the fair value of equity securities with a readily determinable fair value for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity securities	$49	(33)	25	(78)
Less net losses recognized during the period on equity securities sold during the period	—	—	—	(61)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$49	(33)	25	(17)

LCNB is a member of the FHLB system and its regional FRB. Members are required to own a certain amount of stock based on predetermined formulas. FHLB and FRB stock are carried at cost, which is equal to par value, and periodically evaluated for impairment based on ultimate recovery of par value.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 - LOANS

Major classifications of loans at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Commercial & industrial	$119,215	120,541
Commercial, secured by real estate:
Owner occupied	216,262	206,705
Non-owner occupied	509,978	501,108
Farmland	38,005	37,367
Multi-family	239,645	240,033
Construction loans secured by 1-4 family dwellings	15,341	9,058
Construction loans secured by other real estate	84,275	111,373
Residential real estate:
Secured by senior liens on 1-4 family dwellings	395,906	402,026
Secured by junior liens on 1-4 family dwellings	21,683	19,999
Home equity line-of-credit loans	42,970	38,579
Consumer	22,113	25,600
Agricultural	13,171	11,000
Other loans, including deposit overdrafts	496	82
Loans, gross	1,719,060	1,723,471
Less allowance for credit losses	11,867	10,525
Loans, net	$1,707,193	1,712,946

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $861,000 and $181,000 at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable of $8.22 million and $7.33 million are excluded from the balances above as of September 30, 2024 and December 31, 2023, respectively, that are recorded in other assets on the consolidated balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

Non-accrual loans by class of receivable as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Non-accrual		Non-accrual
	Loans with no	Total	Loans with no	Total
	Allowance for	Non-accrual	Allowance for	Non-accrual
	Credit Losses	Loans	Credit Losses	Loans
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—
Non-owner occupied	—	2,642	—	—
Farmland	52	52	51	51
Multi-family	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—
Construction loans secured by other real estate	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	—	307	29	29
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Total	$52	3,001	80	80

Interest income recognized on nonaccrual loans totaled approximately $67,000 and $1,000 during the nine months ended  September 30, 2024  and 2023, respectively. Accrued interest reversed and charged against interest income for these loans totaled approximately $36,000 and $0 during the nine months ended  September 30, 2024  and 2023, respectively.

The ratio of non-accrual loans to total loans outstanding at September 30, 2024 and December 31, 2023 was 0.17% and 0.00%, respectively.

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

QUANTITATIVE CONSIDERATIONS

The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•

Forecast model - For each portfolio segment, an LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized peer FFIEC Call Report data for all pools. The Company updated the LDA for the September 30, 2024 calculation. The new LDA utilized the same economic factor loss drivers as previous analyses but added an additional factor to three pools to improve correlation with loss data.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

•

Probability of default – PD is the probability that an asset will be in default within a given time frame. The Company has defined default as when a charge-off has occurred, a loan goes to non-accrual status, or a loan is greater than 90 days past due. The forecast model is utilized to estimate PDs.

•	Loss given default – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from company specific and peer loss data.
•	Prepayments and curtailments – Prepayments and curtailments are calculated based on the Company’s own data. This analysis is updated when materially relevant.
•

Forecast and reversion – the Company, as of June 30, 2024, established a two-quarter reasonable and supportable forecast period with a ten-quarter straight line reversion to the long-term historical average. As of September 30, 2024, the Company established a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average due to increased uncertainty surrounding the economy. Extending the forecast and shortening the reversion periods from previous quarters has differing effects on pools based on the economic indicators used and the relation of the selected forecast range to the historical average. For example, the historical average for the Company's unemployment indicator is 5.78%, which is higher than the forecasted range utilized as of September 30, 2024. The extended forecast and reversion period ultimately decreases the reserve associated with the unemployment factor when compared to the historical average.

•

Economic forecast – the Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of September 30, 2024, the Company selected a forecast which forecasts unemployment between 4.86% and 5.48%, the change in Coincident Economic Activity between -0.04% and 0.83%, the change in Commercial Real Estate Price Indexes between -6.45% and -0.68%, and the change in the Home Price Index between -4.12% and 2.98% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.  As of June 30, 2024, the Company selected a forecast which forecasts unemployment between 4.50% and 4.85%, the change in Coincident Economic Activity between -0.06% and 0.07%, the change in Commercial Real Estate Price Indexes between -5.33% and -3.86%, and the change in the Home Price Index between 0.63% and 2.89% during the forecast periods. The historical averages for LCNB’s economic indicators are unemployment – 5.78%, change in Coincident Economic Activity – 1.99%, change in Commercial Real Estate Price Indexes – 5.95%, and change in Home Price Index – 2.71%

QUALITATIVE CONSIDERATIONS

In addition to the quantitative model, management considers the need for qualitative adjustment for risks not considered in the DCF. Factors that are considered by management in determining loan collectability and the appropriate level of the ACL are listed below:

•

Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Company operates that affect the collectability of financial assets;

•	The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics; and
•	Model risk including statistical risk, reversion risk, timing risk, and model limitation risk.
•	Changes in the nature and volume of the portfolio and terms of loans.
•	Lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Commercial,
	Commercial	Secured by	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2024
Balance, beginning of period	$1,568	6,228	3,222	212	38	2	11,270
Acquisition of Eagle Financial Bancorp, Inc. - PCD Loans	—	—	—	—	—	—	—
Provision for (recovery of) credit losses	(214)	258	572	—	41	24	681
Acquisition of Eagle Financial Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	—	—	—	—	—	—	—
Losses charged off	(22)	—	—	—	(57)	(43)	(122)
Recoveries	—	—	—	19	—	19	38
Balance, end of period	$1,332	6,486	3,794	231	22	2	11,867

Ratio of net charge-offs to average loans	0.07%	—%	—%	(0.34)%	1.82%	26.19%	0.02%

Nine Months Ended September 30, 2024
Balance, beginning of year	$1,039	5,414	3,816	238	18	—	10,525
Acquisition of Eagle Financial Bancorp, Inc. - PCD Loans	101	8	79	—	—	—	188
Provision for (recovery of) credit losses	163	818	(576)	(32)	61	104	538
Acquisition of Eagle Financial Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	51	246	466	—	—	—	763
Losses charged off	(22)	—	—	(43)	(57)	(164)	(286)
Recoveries	—	—	9	68	—	62	139
Balance, end of period	$1,332	6,486	3,794	231	22	2	11,867

Ratio of net charge-offs (recoveries) to average loans	0.02%	—%	—%	(0.14)%	0.63%	61.65%	0.01%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

		Commercial,
	Commercial	Secured by	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended September 30, 2023
Balance, beginning of period	$1,065	5,023	1,326	535	5	2	7,956
Provision for (recovery of) credit losses	2	(70)	125	(75)	—	28	10
Losses charged off	—	—	(4)	(1)	—	(54)	(59)
Recoveries	—	—	—	1	—	24	25
Balance, end of period	$1,067	4,953	1,447	460	5	—	7,932

Ratio of net charge-offs to average loans	—%	—%	0.01%	—%	—%	154.44%	0.01%

Nine Months Ended September 30, 2023
Balance, beginning of year, prior to adoption of ASC 326	$1,300	3,609	624	86	22	5	5,646
Impact of adopting ASC 326	(512)	1,440	836	446	(9)	(5)	2,196
Provision for (recovery of) credit losses	294	(96)	(9)	(66)	(8)	58	173
Losses charged off	(15)	—	(4)	(10)	—	(115)	(144)
Recoveries	—	—	—	4	—	57	61
Balance, end of period	$1,067	4,953	1,447	460	5	—	7,932

Ratio of net charge-offs to average loans	0.02%	—%	—%	0.03%	—%	106.23%	0.01%

The ratio of the allowance for credit losses for loans to total loans at  September 30, 2024 and December 31, 2023 was 0.69% and 0.61%, respectively.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	September 30, 2024		December 31, 2023
	Carrying	Related	Carrying	Related
	Value	Allowance	Value	Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate:
Owner occupied	52	—	72	—
Non-owner occupied	2,642	1,180	—	—
Farmland	52	—	51	—
Multi-family	—	—	—	—
Construction loans secured by 1-4 family dwellings	—	—	—	—
Construction loans secured by other real estate	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	421	52	—	—
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	73	41	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$3,240	1,273	123	—

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at September 30, 2024 and December 31, 2023 (in thousands):

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
September 30, 2024
Commercial & industrial
Pass	$11,721	12,284	33,311	25,803	9,878	6,895	14,947	—	114,839
OAEM	—	—	1,966	—	—	—	—	—	1,966
Substandard	—	—	1,788	—	88	103	431	—	2,410
Doubtful	—	—	—	—	—	—	—	—	—
Total	11,721	12,284	37,065	25,803	9,966	6,998	15,378	—	119,215
Gross charge-offs (1)	—	—	—	22	—	—	—	—	22
Commercial, secured by real estate
Pass	22,944	118,628	182,884	168,066	102,689	347,233	141,309	—	1,083,753
OAEM	—	—	3,788	1,507	—	3,361	—	—	8,656
Substandard	—	—	7,468	—	—	3,629	—	—	11,097
Doubtful	—	—	—	—	—	—	—	—	—
Total	22,944	118,628	194,140	169,573	102,689	354,223	141,309	—	1,103,506
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	27,265	61,429	75,446	88,665	53,705	108,750	40,522	—	455,782
OAEM	—	—	—	—	—	235	—	—	235
Substandard	—	231	191	291	487	3,170	172	—	4,542
Doubtful	—	—	—	—	—	—	—	—	—
Total	27,265	61,660	75,637	88,956	54,192	112,155	40,694	—	460,559
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Consumer
Pass	5,895	5,840	4,015	3,163	2,434	654	71	—	22,072
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	25	11	—	5	—	—	41
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,895	5,840	4,040	3,174	2,434	659	71	—	22,113
Gross charge-offs (1)	—	1	39	3	—	—	—	—	43
Agricultural
Pass	950	1,471	384	154	318	29	9,865	—	13,171
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	950	1,471	384	154	318	29	9,865	—	13,171
Gross charge-offs (1)	—	—	—	—	57	—	—	—	57
Other
Pass	—	—	—	—	—	—	496	—	496
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	496	—	496
Gross charge-offs (1)	—	—	—	—	—	—	164	—	164
Total loans	$68,775	199,883	311,266	287,660	169,599	474,064	207,813	—	1,719,060

(1) - for the nine months ended September 30, 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
December 31, 2023
Commercial & industrial
Pass	$17,169	30,518	29,587	11,426	2,732	5,641	16,919	113	114,105
OAEM	—	—	1,474	—	—	—	—	—	1,474
Substandard	—	1,813	—	105	1,592	137	1,315	—	4,962
Doubtful	—	—	—	—	—	—	—	—	—
Total	17,169	32,331	31,061	11,531	4,324	5,778	18,234	113	120,541
Gross charge-offs (2)	—	—	—	—	—	15	—	—	15
Commercial, secured by real estate
Pass	99,055	200,735	156,865	109,810	92,895	283,564	141,354	6,056	1,090,334
OAEM	—	7,671	—	—	—	3,004	—	—	10,675
Substandard	—	—	—	—	1,648	2,987	—	—	4,635
Doubtful	—	—	—	—	—	—	—	—	—
Total	99,055	208,406	156,865	109,810	94,543	289,555	141,354	6,056	1,105,644
Gross charge-offs (2)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	55,232	83,511	107,120	62,177	19,208	95,643	33,800	—	456,691
OAEM	—	—	—	—	—	18	—	—	18
Substandard	—	446	—	217	—	3,062	170	—	3,895
Doubtful	—	—	—	—	—	—	—	—	—
Total	55,232	83,957	107,120	62,394	19,208	98,723	33,970	—	460,604
Gross charge-offs (2)	—	—	—	—	4	—	—	—	4
Consumer
Pass	8,087	5,820	4,868	4,671	1,382	304	460	—	25,592
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,087	5,820	4,868	4,671	1,390	304	460	—	25,600
Gross charge-offs (2)	—	—	62	21	—	—	—	—	83
Agricultural
Pass	1,883	464	197	694	46	31	7,685	—	11,000
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,883	464	197	694	46	31	7,685	—	11,000
Gross charge-offs (2)	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	82	—	82
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	82	—	82
Gross charge-offs (2)	—	—	—	—	—	—	166	—	166
Total loans	$181,426	330,978	300,111	189,100	119,511	394,391	201,785	6,169	1,723,471

(2) - for the year ended December 31, 2023.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

A loan portfolio aging analysis by class segment at September 30, 2024 and December 31, 2023 is as follows (in thousands):

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
September 30, 2024
Commercial & industrial	$—	—	—	—	119,215	119,215	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	216,262	216,262	—
Non-owner occupied	—	—	2,642	2,642	507,336	509,978	—
Farmland	52	—	—	52	37,953	38,005	—
Multi-family	—	—	—	—	239,645	239,645	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	15,341	15,341	—
Construction loans secured by other real estate	—	—	—	—	84,275	84,275	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	4	626	436	1,066	394,840	395,906	198
Secured by junior liens on 1-4 family dwellings	—	—	—	—	21,683	21,683	—
Home equity line-of-credit loans	98	49	73	220	42,750	42,970	73
Consumer	25	25	11	61	22,052	22,113	11
Agricultural	—	—	—	—	13,171	13,171	—
Other	496	—	—	496	—	496	—
Total	$675	700	3,162	4,537	1,714,523	1,719,060	282

December 31, 2023
Commercial & industrial	$—	—	—	—	120,541	120,541	—
Commercial, secured by real estate:
Owner occupied	—	—	72	72	206,633	206,705	72
Non-owner occupied	2,645	—	—	2,645	498,463	501,108	—
Farms	—	—	—	—	37,367	37,367	—
Multi-family	—	—	—	—	240,033	240,033	—
Construction loans secured by 1-4 family dwellings	—	—	—	—	9,058	9,058	—
Construction loans secured by other real estate	—	—	—	—	111,373	111,373	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	1,020	414	29	1,463	400,563	402,026	—
Secured by junior liens on 1-4 family dwellings	27	—	—	27	19,972	19,999	—
Home equity line-of-credit loans	174	30	—	204	38,375	38,579	—
Consumer	136	—	—	136	25,464	25,600	—
Agricultural	—	—	—	—	11,000	11,000	—
Other	82	—	—	82	—	82	—
Total	$4,084	444	101	4,629	1,718,842	1,723,471	72

Residential consumer mortgage loans secured by residential real estate in the process of foreclosure at September 30, 2024 totaled $54,000. No residential consumer mortgage loans secured by residential real estate were in the process of foreclosure at December 31, 2023.

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

The following table presents the amortized cost basis at September 30, 2024 of all loan modifications made to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (in thousands):

					Combination -	Combination -
	Interest Rate	Extended	Principal	Payment	Extended Maturity and	Interest Rate Reduction and	Total	Percent of
	Reduction	Maturity	Forgiveness	Deferral	Payment Deferral	Payment Deferral	Modifications	Total Class
Three Months Ended September 30, 2024
Residential real estate, secured by senior liens on 1-4 family dwellings	—	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—	—%
Total	$—	—	—	—	—	—	—

Nine Months Ended September 30, 2024
Residential real estate, secured by senior liens on 1-4 family dwellings	—	—	—	—	—	21	21	0.01%
Consumer	—	—	—	—	29	—	29	0.13%
Total	$—	—	—	—	29	21	50

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during 2023 was zero at September 30, 2023.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at September 30, 2024 and December 31, 2023 were approximately $335.1 million and $391.8 million, respectively.

NOTE 5 - PURCHASED CREDIT DETERIORATED LOANS

LCNB acquired loans through the merger with EFBI for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans at acquisition on April 12, 2024 is as follows (in thousands):

Purchase price of loans at acquisition	2,811
Allowance for credit losses at acquisition	189
Non-credit discount (premium) at acquisition	253
Par value of acquired loans at acquisition	$3,253

The following table provides, as of September 30, 2024, the major classifications of purchased credit deteriorated loans acquired from EFBI (in thousands):

Commercial & industrial	$182
Commercial, secured by real estate	373
Residential real estate	2,379
Total	$2,934

The following table provides the outstanding balance and related carrying amount for purchased credit deteriorated loans acquired from EFBI as of September 30, 2024 (in thousands):

Outstanding balance	$3,185
Carrying amount	2,934

Activity during 2024 for the accretable discount related to purchased credit deteriorated loans acquired from EFBI and CNNB is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accretable discount, beginning of period	$1,159	—	1,467	—
Accretable discount acquired during period from merger with EFBI	—	—	253	—
Less loans transferred to held-for-sale	—	—	396	—
Less accretion	17	—	182	—
Accretable discount, end of period	$1,142	—	1,142	—

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Affordable housing tax credit investment	$18,950	16,950
Less amortization	5,721	4,626
Net affordable housing tax credit investment	$13,229	12,324

Unfunded commitment	$4,775	4,527

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB anticipates to fund the unfunded commitment over 12.0 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tax credits and other tax benefits recognized	$450	438	1,338	1,302
Tax credit amortization expense included in provision for income taxes	355	362	1,096	1,080

NOTE 7 - DEPOSITS

The following table presents the composition of LCNB's deposits at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Demand deposits	$446,626	462,267
Interest-bearing demand and money fund deposits	571,452	643,989
Savings deposits	365,781	379,162
IRA and time certificates	533,146	338,971
Total	$1,917,005	1,824,389

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 - DEPOSITS (continued)

Contractual maturities of time deposits at September 30, 2024 were as follows (in thousands):

Three months or less	$94,032
Over three through six months	86,915
Over six through twelve months	195,593
October 1, 2024 - September 30, 2025	376,540
October 1, 2025 - September 30, 2026	145,448
October 1, 2026 - September 30, 2027	7,613
October 1, 2027 - September 30, 2028	1,586
October 1, 2028 - September 30, 2029	1,477
Thereafter	482
$533,146

The aggregate amount of time deposits in denominations of $250,000 or more at September 30, 2024 and December 31, 2023 was $110.0 million and $50.2 million, respectively. While the acquisition of EFBI contributed to the increase in the total amount of time deposits in denominations of $250,000 or more, most of the growth was generated organically. LCNB had a special rate promotion for time deposits, accompanied by a bonus rate promotion for new deposits, during much of the 2024 period.

NOTE 8 – BORROWINGS

Long-term debt at September 30, 2024 and December 31, 2023 was as follows (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Term loan	$10,662	4.25%	$12,154	4.25%
FHLB long-term advances	145,000	4.62%	100,969	4.87%
	$155,662	4.60%	$113,123	4.80%

The term loan with a correspondent financial institution bears a fixed interest rate of 4.25%, amortizes quarterly, and has a final balloon payment due on June 15, 2025.

Contractual maturities of long-term debt at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Maturing within one year	$10,662	4,988
Maturing after one year through two years	25,000	13,135
Maturing after two years through three years	35,000	25,000
Maturing after three years through four years	45,000	25,000
Maturing after four years through five years	30,000	25,000
Thereafter	10,000	20,000
Total	$155,662	113,123

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 8 – BORROWINGS (continued)

Short-term borrowings at September 30, 2024 and December 31, 2023 were as follows (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	Rate	Amount	Rate
Lines of credit	$—	—%	$21,395	6.00%
FHLB short-term advances	—	—%	76,000	5.53%
	$—	—%	$97,395	5.63%

At September 30, 2024, LCNB had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $10 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2025.

At September 30, 2024, LCNB had overnight line of credit borrowing arrangements with three correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Under the terms of the second arrangement, LCNB can borrow up to $50 million at an interest rate equal to the FOMC targeted federal funds rate plus a spread of 25 basis points. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of borrowing.

All long-term and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $452 million and $417 million at September 30, 2024 and December 31, 2023, respectively. Remaining borrowing capacity with the FHLB, including both long-term and short-term borrowings, at September 30, 2024 was approximately $120.9 million.

NOTE 9 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and nine months ended September 30, 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease expense	$249	219	714	661
Short-term lease expense	8	16	43	62
Variable lease expense	11	2	31	5
Other	14	15	32	25
Total lease expense	$282	252	820	753

Other information related to leases at September 30, 2024 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$779
Right-of-use assets obtained in exchange for new operating lease liabilities	$62
Weighted average remaining lease term in years for operating leases	33.3
Weighted average discount rate for operating leases	3.65%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 10 – INCOME TAXES

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.6)%	(0.7)%	(1.0)%	(0.6)%
Tax exempt income on bank-owned life insurance	(2.6)%	(1.2)%	(3.2)%	(1.1)%
Captive insurance premium income	(1.4)%	(0.5)%	(2.5)%	(0.7)%
Affordable housing tax credit limited partnerships	(1.8)%	(1.5)%	(2.9)%	(1.4)%
Nondeductible merger-related expenses	0.2%	1.7%	1.6%	0.7%
Other, net	0.2%	0.1%	0.3%	0.3%
Effective tax rate	15.0%	18.9%	13.3%	18.2%

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

LCNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated condensed balance sheets.  Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit is represented by the contract amount of those instruments.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Commitments to extend credit:
Commercial loans	$39,257	28,111
Other loans
Fixed rate	30,368	15,349
Adjustable rate	2,162	1,946
Unused lines of credit:
Fixed rate	14,360	21,532
Adjustable rate	240,896	184,056
Unused overdraft protection amounts on demand accounts	16,333	16,418
Standby letters of credit	5	5
Total commitments	$343,381	267,417

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

Activity in the allowance for credit losses on off-balance sheet credit exposures, recorded in other liabilities on the consolidated balance sheets, for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$362	381	281	—
Impact of adopting ASC 326	—	—	—	571
Acquisition of Eagle Financial Bancorp, Inc.	—	—	48	—
Provision for (recovery of) credit losses	(22)	(123)	11	(313)
Balance, end of period	$340	258	340	258

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2024 totaled approximately $92,000.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
		Changes in			Changes in
	Unrealized	Pension Plan		Unrealized	Pension Plan
	Losses on	Assets and		Losses on	Assets and
	Available-for-	Benefit		Available-for-	Benefit
	Sale Debt Securities	Obligations	Total	Sale Debt Securities	Obligations	Total
2024
Balance at beginning of period	$(22,794)	(55)	(22,849)	(22,281)	(55)	(22,336)
Other comprehensive income (loss), net of taxes	7,069	—	7,069	6,387	—	6,387
Reclassifications	—	—	—	169	—	169
Balance at end of period	$(15,725)	(55)	(15,780)	(15,725)	(55)	(15,780)

2023
Balance at beginning of period	$(27,744)	(27)	(27,771)	(29,927)	(27)	(29,954)
Other comprehensive (loss) income, net of taxes	(2,941)	—	(2,941)	(758)	—	(758)
Balance at end of period	$(30,685)	(27)	(30,712)	(30,685)	(27)	(30,712)

Reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2024 and 2023 and the affected line items in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended		Nine Months Ended		Affected Line Item in the
	September 30,		September 30,		Consolidated Condensed
	2024	2023	2024	2023	Statements of Income
Realized losses from sales of debt securities, available-for-sale	$—	—	(214)	—	Net losses from sales of debt securities, available-for-sale
Income tax benefit	—	—	(45)	—	Provision for income taxes
Reclassification adjustment, net of taxes	$—	—	(169)	—

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – RETIREMENT PLANS (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month period ended  September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Qualified noncontributory defined benefit retirement plan	$350	267	1,004	944
401(k) plan	210	164	630	529

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

The net periodic pension cost of the nonqualified defined benefit retirement plan consists solely of interest cost of $18,000 and $54,000 for the three and nine months ended September 30, 2024, respectively, and $19,000 and $57,000 for the three and nine months ended September 30, 2023, respectively.

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

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards granted under the 2015 Plan during the three and nine months ended September 30, 2024 and 2023 were as follows:

	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	79,017	$17.94	58,314	$17.99
Granted	41,703	13.87	44,150	17.84
Vested	(36,127)	16.39	(23,447)	17.89
Forfeited	—	—	—	—
Nonvested at September 30,	84,593	$16.59	79,017	$17.94

At September 30, 2024, there were 84,593 restricted stock awards outstanding with an approximate stock value of $1,275,000 based on that day's closing stock price. At September 30, 2023, there were 79,017 restricted stock awards outstanding with an approximate stock value of $1,166,000 based on that day's closing stock price. The fair value of restricted stock awards was $578,000 on the grant date of March 4, 2024 and $788,000 on the grant date of January 23, 2023. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into expense over the vesting period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 14 – STOCK BASED COMPENSATION (continued)

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Restricted stock expense	$94	82	501	480
Tax effect	20	18	105	101

Unrecognized compensation expense for restricted stock awards was $988,000 at September 30, 2024 and is expected to be recognized over a period of 4.5 years.

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

Earnings per share for the three and nine months ended September 30, 2024 and 2023 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$4,532	4,070	7,372	12,921
Less allocation of earnings and dividends to participating securities	28	29	46	92
Net income allocated to common shareholders	$4,504	4,041	7,326	12,829

Weighted average common shares outstanding, gross	14,187,951	11,117,737	13,846,175	11,173,810
Less average participating securities	84,593	79,017	84,593	79,625
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	14,103,358	11,038,720	13,761,582	11,094,185

Earnings per common share:
Basic	$0.31	0.37	0.53	1.16
Diluted	0.31	0.37	0.53	1.16

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

•	Fair values for U.S. Treasury notes are determined based on market quotations (level 1).
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements at the End of
		the Reporting Period Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$94	94	—	—
Mutual funds measured at net asset value	1,294	1,294	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	65,572	65,572	—	—
U.S. Agency notes	83,308	—	83,308	—
Corporate bonds	6,862	—	6,862	—
U.S. Agency mortgage-backed securities	68,339	—	68,339	—
Municipal securities:
Non-taxable	4,374	—	4,374	—
Taxable	34,167	—	34,167	—
Total recurring fair value measurements	$264,010	66,960	197,050	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$1,678	—	—	1,678
Total nonrecurring fair value measurements	$1,678	—	—	1,678

December 31, 2023
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$96	96	—	—
Mutual funds measured at net asset value	1,240	1,240	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	68,202	68,202	—	—
U.S. Agency notes	80,901	—	80,901	—
Corporate bonds	6,534	—	6,534	—
U.S. Agency mortgage-backed securities	72,790	—	72,790	—
Municipal securities:
Non-taxable	7,171	—	7,171	—
Taxable	41,003	—	41,003	—
Total recurring fair value measurements	$277,937	69,538	208,399	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$—	—	—	—
Total nonrecurring fair value measurements	$—	—	—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2024 and December 31, 2023 (dollars in thousands):

Range
		Valuation	Unobservable			Weighted
	Fair Value	Technique	Inputs	High	Low	Average
September 30, 2024
Individually evaluated collateral dependent loans	$1,678	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2023
Individually evaluated collateral dependent loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

Carrying amounts and estimated fair values of financial instruments as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

			Fair Value Measurements at the End of
			the Reporting Period Using
			Quoted
			Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
FINANCIAL ASSETS:
Cash and cash equivalents	$39,374	39,374	39,374	—	—
Debt securities, held-to-maturity, net	18,730	17,675	—	17,675	—
Loans, net	1,707,193	1,700,822	—	—	1,700,822
Loans held-for-sale	35,687	35,687	—	35,687	—
Accrued interest receivable	9,450	9,450	—	9,450	—

FINANCIAL LIABILITIES:
Deposits	1,917,005	1,930,109	1,383,859	546,250	—
Short-term borrowings	—	—	—	—	—
Long-term debt	155,662	155,964	—	155,964	—
Accrued interest payable	2,127	2,127	—	2,127	—

December 31, 2023
FINANCIAL ASSETS:
Cash and cash equivalents	$39,723	39,723	39,723	—	—
Debt securities, held-to-maturity, net	16,858	15,679	—	—	15,679
Loans, net	1,712,946	1,534,406	—	—	1,534,406
Accrued interest receivable	8,405	8,405	—	8,405	—

FINANCIAL LIABILITIES:
Deposits	1,824,389	1,824,105	1,485,418	338,687	—
Short-term borrowings	97,395	97,395	—	97,395	—
Long-term debt	113,123	112,986	—	112,986	—
Accrued interest payable	1,697	1,697	—	1,697	—

The methodology to derive the fair value of loans at September 30, 2024 is consistent with the methodology utilized to determine the fair value of loans acquired in the Company’s recent acquisitions of CNNB and EFBI

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at  September 30, 2024 and  December 31, 2023.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 17 - SUBSEQUENT EVENT

On September 20, 2024, LCNB received a non-binding letter of intent from a third party intending to purchase a pool of loans with an unpaid principal balance of $39.5 million. The sale of these loans is expected to close in November of 2024 and is not expected to result in a material gain or loss.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;
2.	LCNB’s ability to integrate recent and future acquisitions, including CNNB and EFBI, may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
3.	LCNB may incur increased loan charge-offs in the future and the allowance for credit losses may be inadequate;
4.	LCNB may face competitive loss of customers;
5.

changes in the interest rate environment, either by interest rate increases or decreases, may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

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
10.

global and/or domestic geopolitical relations and/or conflicts could create financial market uncertainty and have negative impacts on commodities, currency, and stability, which could adversely affect LCNB's operating results and financial condition;

11.

difficulties with technology or data security breaches, including cyberattacks or widespread outages, could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others;

12.

adverse weather events and natural disasters and global and/or national epidemics could negatively affect LCNB's customers given its concentrated geographic scope, which could impact LCNB's operating results; and

13.

government intervention in the U.S. financial system, including the effects of legislative, tax, accounting, and regulatory actions and reforms, including the Dodd-Frank Act, the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, changes in deposit insurance premium levels, and any such future regulatory actions or reforms.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net income for the respective three and nine months ended September 30, 2024 was $4,532,000 (total basic and diluted earnings per share of $0.31) and $7,372,000 (total basic and diluted earnings per share of $0.53). This compares to net income of $4,070,000 (total basic and diluted earnings per share of $0.37) and $12,921,000 (total basic and diluted earnings per share of $1.16) for the same respective three and nine-month periods in 2023. Results for the 2024 periods were affected by the expenses incurred in connection with the acquisition of Eagle Financial Bancorp, Inc. on April 12, 2024 and Cincinnati Bancorp, Inc. on November 1, 2023.

Net interest income for the three and nine months ended September 30, 2024 was $14,970,000 and $44,082,000, respectively. This compares to net interest income of $13,571,000 and $41,690,000 for the same respective three and nine-month periods in 2023. The increase in net interest income was primarily due to increased loan interest income caused by higher average loan balances and an increase in the average rate earned on the loan portfolio. This increase was partially offset by increased interest expense recognized on higher amounts of average interest-bearing demand and money market deposits, IRA and time certificates, and long-term borrowings and to higher interest expense paid for these liabilities. The higher average loan and deposit balances during the 2024 periods were due to the acquisition of EFBI and CNNB. The increases in average rates earned on loans and paid for deposits and debt is associated with the rapid increase in the Effective Federal Funds Rate. LCNB's tax equivalent net interest margin for the first nine months of 2024 was 2.81%, compared to 3.20% for the same period last year.

LCNB recorded a provision for credit losses of $660,000 and $1,313,000 for the three and nine months ended September 30, 2024, respectively. This compares to net recoveries of credit losses of $114,000 and $141,000 for the same respective three and nine month periods in 2023.  The provision for the nine months ended September 30, 2024 includes $763,000 recognized on non-PCD loans acquired through the Eagle Financial Bancorp merger.

Non-interest income for the three and nine months ended September 30, 2024 was $6,407,000 and $14,416,000, respectively. This compares to non-interest income of $3,578,000 and $10,805,000 for the same respective periods in 2023. The increase for both the three and nine-month periods was primarily due to higher amounts of fiduciary income, service charges and fees on deposit accounts, bank-owned life insurance income, and net gains recognized on the sale of residential mortgage loans.  Partially offsetting non-interest income during the nine months ended September 30, 2024 was an $843,000 pretax loss on the sale of approximately $48.9 million of below market rate loans acquired from Cincinnati Bancorp during the second quarter.

Non-interest expense for the three and nine months ended September 30, 2024 was $15,387,000 and $48,684,000, respectively, compared to $12,244,000 and $36,847,000 for the same three and nine-month periods in 2023. The increases were primarily due to higher expenses associated with the additional personnel and offices resulting from the acquisitions of Eagle Financial Bancorp and Cincinnati Bancorp and, for the nine month comparative periods, the increase in one-time expenses associated with the two acquisitions.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2024 vs. September 30, 2023

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2024 and September 30, 2023, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2024			2023
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,770,330	24,342	5.47%	$1,451,153	17,875	4.89%
Interest-bearing demand deposits	15,369	209	5.41%	10,891	152	5.54%
Federal Reserve Bank stock	6,393	(1)	(0.06)%	4,652	—	0.00%
Federal Home Loan Bank stock	20,710	464	8.91%	7,007	134	7.59%
Investment securities:
Equity securities	5,026	40	3.17%	3,382	38	4.46%
Debt securities, taxable	262,220	1,181	1.79%	274,494	1,296	1.87%
Debt securities, non-taxable (2)	19,906	206	4.12%	24,134	219	3.60%
Total earnings assets	2,099,954	26,441	5.01%	1,775,713	19,714	4.40%
Non-earning assets	277,003			203,514
Allowance for credit losses	(11,281)			(7,958)
Total assets	$2,365,676			$1,971,269

Interest-bearing demand and money market deposits	$585,823	3,006	2.04%	$541,487	2,298	1.68%
Savings deposits	367,045	274	0.30%	379,515	129	0.13%
IRA and time certificates	538,070	6,298	4.66%	230,030	1,999	3.45%
Short-term borrowings	11	—	0.00%	63,018	830	5.23%
Long-term debt	158,419	1,850	4.65%	72,550	841	4.60%
Total interest-bearing liabilities	1,649,368	11,428	2.76%	1,286,600	6,097	1.88%
Demand deposits	445,663			459,476
Other liabilities	21,275			21,226
Equity	249,370			203,967
Total liabilities and equity	$2,365,676			$1,971,269
Net interest rate spread (3)			2.25%			2.52%
Net interest income and net interest margin on a taxable-equivalent basis (4)		15,013	2.84%		13,617	3.04%
Ratio of interest-earning assets to interest-bearing liabilities	127.32%			138.02%

(1)	Includes non-accrual loans and loans held-for-sale.
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2024 as compared to the same period in 2023.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30, 2024 vs. 2023
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$4,231	2,236	6,467
Interest-bearing demand deposits	61	(4)	57
Federal Reserve Bank stock	—	(1)	(1)
Federal Home Loan Bank stock	303	27	330
Investment securities:
Equity securities	15	(13)	2
Debt securities, taxable	(57)	(58)	(115)
Debt securities, non-taxable	(41)	28	(13)
Total interest income	4,512	2,215	6,727

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	199	509	708
Savings deposits	(4)	149	145
IRA and time certificates	3,414	885	4,299
Short-term borrowings	(415)	(415)	(830)
Long-term debt	1,003	6	1,009
Total interest expense	4,197	1,134	5,331
Net interest income	$315	1,081	1,396

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2024 totaled $15,013,000, an increase of $1,396,000 from the comparable period in 2023.  Total interest income increased $6,727,000, which was partially offset by an increase in total interest expense of $5,331,000.

The $6,727,000 increase in total interest income was primarily due to a $6,467,000 increase in loan interest income. The increase in loan interest income was primarily due to a $319.2 million increase in average loan balances and secondarily to a 58 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio due to consistent market rates. Loan balances increased primarily due to loans acquired in the mergers with EFBI and CNNB.

The $5,331,000 increase in total interest expense was primarily due to a $708,000 increase in interest expense for interest-bearing demand and money market deposits, a $4,299,000 increase in interest expense for IRA and time certificates, and a $1,009,000 increase in interest expense for long-term debt. Interest expense on interest-bearing demand and money market deposits increased primarily due to a 36 basis point increase in the average rate paid for these deposits and secondarily to a $44.3 million increase in average deposit balances. Interest expense on IRA and time certificates increased due to a $308.0 million increase in average deposit balances and to a 121 basis point increase in the average rate paid. Deposit balances increased due to a combination of organic growth and to balances obtained in the mergers with EFBI and CNNB.

Interest expense on long-term debt increased primarily due to a $85.9 million increase in the average balance outstanding caused by new FHLB advances, which were used to pay down short-term borrowings, promote loan growth, and increase liquidity.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market rates were consistent throughout the beginning two months of the quarter as the targeted federal funds rate remained unchanged for the previous ten months. In September of 2024, the FOMC decreased the targeted federal funds rate by 50 basis points.

Nine Months Ended September 30, 2024 vs. September 30, 2023

The following table presents, for the nine months ended September 30, 2024 and September 30, 2023, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2024			2023
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,770,383	71,860	5.42%	$1,415,719	50,781	4.80%
Interest-bearing demand deposits	17,602	747	5.67%	11,051	453	5.48%
Federal Reserve Bank stock	6,051	176	3.89%	4,652	140	4.02%
Federal Home Loan Bank stock	19,040	1,172	8.22%	6,840	317	6.20%
Investment securities:
Equity securities	5,002	119	3.18%	3,698	113	4.09%
Debt securities, taxable	262,360	3,596	1.83%	280,998	3,962	1.89%
Debt securities, non-taxable (2)	19,098	571	3.99%	24,518	662	3.61%
Total earnings assets	2,099,536	78,241	4.98%	1,747,476	56,428	4.32%
Non-earning assets	266,641			200,897
Allowance for credit losses	(11,064)			(7,782)
Total assets	$2,355,113			$1,940,591

Interest-bearing demand and money market deposits	$625,785	10,498	2.42%	$522,896	5,140	1.31%
Savings deposits	369,104	787	0.28%	396,785	402	0.14%
IRA and time certificates	467,425	16,173	4.62%	210,407	4,675	2.97%
Short-term borrowings	25,358	1,116	5.88%	78,916	3,142	5.32%
Long-term debt	157,056	5,465	4.65%	36,878	1,240	4.50%
Total interest-bearing liabilities	1,644,728	34,039	2.76%	1,245,882	14,599	1.57%
Demand deposits	446,832			469,580
Other liabilities	20,724			21,633
Equity	242,829			203,496
Total liabilities and equity	$2,355,113			$1,940,591
Net interest rate spread (3)			2.22%			2.75%
Net interest income and net interest margin on a taxable-equivalent basis (4)		44,202	2.81%		41,829	3.20%
Ratio of interest-earning assets to interest-bearing liabilities	127.65%			140.26%

(1)	Includes non-accrual loans and loans held-for-sale.
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2024 as compared to the same period in 2023.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended
	September 30, 2024 vs. 2023
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$13,819	7,260	21,079
Interest-bearing demand deposits	277	17	294
Federal Reserve Bank stock	41	(5)	36
Federal Home Loan Bank stock	722	133	855
Investment securities:
Equity securities	34	(28)	6
Debt securities, taxable	(258)	(108)	(366)
Debt securities, non-taxable	(157)	66	(91)
Total interest income	14,478	7,335	21,813

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	1,167	4,191	5,358
Savings deposits	(30)	415	385
IRA and time certificates	7,896	3,602	11,498
Short-term borrowings	(2,327)	301	(2,026)
Long-term debt	4,180	45	4,225
Total interest expense	10,886	8,554	19,440
Net interest income	$3,592	(1,219)	2,373

Net interest income on a fully taxable-equivalent basis for the nine months ended September 30, 2024 totaled $44,202,000, an increase of $2,373,000 from the comparable period in 2023.  Total interest income increased $21,813,000, which was partially offset by an increase in total interest expense of $19,440,000.

The $21,813,000 increase in total interest income was primarily due to a $21,079,000 increase in loan interest income. The increase in loan interest income was primarily due to a $354.7 million increase in average loan balances and secondarily to a 62 basis point increase in the average rate earned on the loan portfolio due to higher market rates. Loan balances increased primarily due to loans acquired in the mergers with EFBI and CNNB.

The $19,440,000 increase in total interest expense was primarily due to a $5,358,000 increase in interest expense for interest-bearing demand and money market deposits, an $11,498,000 increase in interest expense for IRA and time certificates, and a $4,225,000 increase in interest expense for long-term debt. Interest expense on interest-bearing demand and money market deposits increased primarily due to a 93 basis point increase in the average rate paid for these deposits and secondarily to a $102.9 million increase in average deposit balances. Interest expense on IRA and time certificates increased due to a $257.0 million increase in average deposit balances and to a 165 basis point increase in the average rate paid. Deposit balances increased due to a combination of organic growth and to balances obtained in the mergers with EFBI and CNNB.

Interest expense on long-term debt increased primarily due to a $120.2 million increase in the average balance outstanding caused by new FHLB advances, which were used to pay down short-term borrowings, promote loan growth, and increase liquidity.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

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

LCNB recorded a provision for credit losses of $660,000 for the third quarter of 2024, compared to a recovery of credit losses of $114,000 for the comparable period in 2023. The provision for the 2024 period included a provision for credit losses on loans of $681,000 and a recovery of credit losses for off-balance-sheet credit exposures of $22,000. The provision for the 2023 period included a provision for credit losses on loans of $9,000 and a recovery of credit losses for off-balance-sheet credit exposures of $123,000. For the nine months ended September 30, 2024, LCNB recorded a provision for credit losses of $1,313,000, compared to a recovery of credit losses of $141,000 for the comparable period in 2023. The provision for the 2024 nine-month period included a provision for credit losses on loans of $1,300,000 and a provision for off-balance-sheet credit exposures of $11,000. The recovery of credit losses for the 2023 nine-month period included a provision for credit losses on loans of $173,000 and a recovery of credit losses for off-balance-sheet credit exposures of $123,000.

The provisions for credit losses on loans during the nine-month 2024 period included $763,000 recognized on non-PCD loans acquired through the EFBI merger and a $1.2 million increase for a commercial real estate, non-owner occupied loan that was individually evaluated for the first time during the first quarter 2024. These increases were largely offset by a recovery of credit losses in the pooled real estate mortgage loan category. The residential real estate mortgage loan category had a recovery of credit losses primarily due to a decrease in loan balances caused by a transfer to the loans held-for-sale category.

Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available or if market conditions change.

Net charge-offs for the three and nine months ended September 30, 2024 totaled $84,000 and $147,000, respectively, compared to net charge-offs of $34,000 and $83,000 for the respective periods in 2023.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for the three and nine months ended September 30, 2024 and September 30, 2023 is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Difference	2024	2023	Difference
Fiduciary income	$2,097	1,736	361	6,137	5,263	874
Service charges and fees on deposit accounts	1,899	1,397	502	4,820	4,324	496
Net losses from sales of debt securities, available-for-sale	—	—	—	(214)	—	(214)
Bank-owned life insurance income	654	282	372	1,313	830	483
Net gains from sales of loans	1,625	29	1,596	2,197	38	2,159
Other operating income (loss)	132	134	(2)	163	350	(187)
Total non-interest income	$6,407	3,578	2,829	14,416	10,805	3,611

Reasons for changes include:

•

Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value are due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets.

•

Service charges and fees on deposit accounts increased primarily due to increases in check card income, ATM usage fees, and fee income received on the ICS product, partially offset by a decrease in overdraft fees and deposit account fees in general. LCNB reduced overdraft fees from $35 per occurrence to $25 effective November 1, 2023.

•

Net losses from sales of debt securities during the nine months ended September 30, 2024 reflect losses recognized on the sale of municipal securities with an amortized cost basis of approximately $9.8 million.

•	Bank-owned life insurance ("BOLI") income increased primarily due to mortality proceeds recognized during 2024. The 2023 periods did not include mortality proceeds. Other BOLI income increased to a lesser extent due to insurance policies acquired in the mergers with EFBI and CNNB.
•

Net gains from sales of loans increased due to a higher volume of residential real estate loan sales. Partially offsetting these gains for the nine-month period was an $843,000 pretax loss on the sale of approximately $48.9 million of below market rate loans acquired from CNNB.

•

Other operating income decreased during the nine-month period primarily due to an increase in amortization of capitalized mortgage servicing rights, which amortization is netted for accounting purposes against fee income recognized from the servicing of sold residential mortgage loans.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three and nine months ended September 30, 2024 and September 30, 2023 is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Difference	2024	2023	Difference
Salaries and employee benefits	$9,025	7,044	1,981	26,585	21,454	5,131
Equipment expenses	420	397	23	1,205	1,175	30
Occupancy expense, net	966	805	161	2,915	2,367	548
State financial institutions tax	505	396	109	1,409	1,189	220
Marketing	320	223	97	704	735	(31)
Amortization of intangibles	304	113	191	838	336	502
FDIC insurance premiums, net	547	224	323	1,445	663	782
Contracted services	807	671	136	2,435	1,978	457
Merger-related expenses	281	302	(21)	3,376	742	2,634
Other non-interest expense	2,212	2,069	143	7,772	6,208	1,564
Total non-interest expense	$15,387	12,244	3,143	48,684	36,847	11,837

Reasons for changes include:

•

Salaries and employee benefits increased due to overall wage and benefit increases, an increased number of employees due to the acquisition of EFBI and CNNB, higher sales commissions, and higher health insurance costs.

•

Occupancy expense increased primarily due to increased utility and depreciation expenses caused by the additional offices acquired from EFBI and CNNB. Maintenance and repair costs related to LCNB's office facilities also contributed to the increase for the nine-month period.

•	Amortization of intangibles increased due to the amortization of core deposit intangibles recognized from the acquisitions of EFBI and CNNB.
•

FDIC insurance premiums increased due to a higher assessment base, partially reflecting increased assets resulting from the acquisitions of EFBI and CNNB, and to an increase in the assessment rate charged.

•	Merger-related expenses reflect costs incurred in connection with the acquisitions of EFBI and CNNB.
•

Other non-interest expense for the 2024 third quarter benefited from a $454,000 gain recognized on the sale of a closed office building.  Likewise, the 2023 second quarter benefited from a $425,000 gain recognized on the sale of a closed office building. The remaining net increases for the three and nine-month periods can be attributed to smaller increases in various other accounts.

Income Taxes

LCNB's effective tax rate for the three and nine months ended September 30, 2024 was 15.0% and 13.3%, respectively, compared to 18.9% and 18.2% for the same respective periods in 2023.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. The effective tax rates for 2024 were lower due to tax-exempt items not decreasing in proportion to the overall decrease in earnings.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at September 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

	September 30, 2024	December 31, 2023	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$39,374	39,723	(349)	(0.88)%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,388	1,336	52	3.89%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	0.00%
Debt securities, available-for-sale, at fair value	262,622	276,601	(13,979)	(5.05)%
Debt securities, held-to-maturity, net, at cost	18,730	16,858	1,872	11.10%
Federal Reserve Bank stock, at cost	6,429	5,086	1,343	26.41%
Federal Home Loan Bank stock, at cost	20,710	15,176	5,534	36.47%
Loans, net	1,707,193	1,712,946	(5,753)	(0.34)%
Loans held-for-sale	35,687	—	35,687	NM
Premises and equipment, net	41,233	36,302	4,931	13.58%
Operating lease right-of-use assets	5,853	6,000	(147)	(2.45)%
Goodwill	90,209	79,509	10,700	13.46%
Core deposit and other intangibles	11,605	9,494	2,111	22.24%
Bank-owned life insurance	53,650	49,847	3,803	7.63%
Interest receivable	9,450	8,405	1,045	12.43%
Other assets	39,109	30,643	8,466	27.63%
Total assets	$2,346,908	2,291,592	55,316	2.41%

LIABILITIES:
Deposits:
Non-interest-bearing	$446,626	462,267	(15,641)	(3.38)%
Interest-bearing	1,470,379	1,362,122	108,257	7.95%
Total deposits	1,917,005	1,824,389	92,616	5.08%
Short-term borrowings	—	97,395	(97,395)	(100.00)%
Long-term debt	155,662	113,123	42,539	37.60%
Operating lease liabilities	6,152	6,261	(109)	(1.74)%
Accrued interest and other liabilities	14,843	15,121	(278)	(1.84)%
Total liabilities	2,093,662	2,056,289	37,373	1.82%

SHAREHOLDERS' EQUITY:
Common shares	186,716	173,637	13,079	7.53%
Retained earnings	138,325	140,017	(1,692)	(1.21)%
Treasury shares, at cost	(56,015)	(56,015)	—	0.00%
Accumulated other comprehensive loss, net of taxes	(15,780)	(22,336)	6,556	(29.35)%
Total shareholders' equity	253,246	235,303	17,943	7.63%
Total liabilities and shareholders' equity	$2,346,908	2,291,592	55,316	2.41%

NM - Not Meaningful

Reasons for changes include:

•	Available-for-sale debt securities decreased due to maturities, paydowns, sales, and calls, partially offset by purchases of new securities and increases in market valuation.
•

Net loans decreased primarily due to loans transferred to the held-for-sale category, partially offset by the addition of loans acquired through the merger with EFBI.  During the nine months ended September 30, 2024, approximately $104.3 million of single-family residential loans were sold in secondary market.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Goodwill increased primarily due to additional goodwill recorded as a result of the merger with EFBI and secondarily to goodwill adjustments for the merger with CNNB.
•	Core deposit and other intangibles increased due to the addition of a core deposit intangible rights obtained in the merger with EFBI.
•

Total deposits increased due to a combination of deposits acquired through the merger with EFBI and through organic deposit growth. There was, however, significant movement from non-interest-bearing deposits to interest-bearing deposits during 2023 and 2024, likely due to the increases in market rates.

•	Long-term debt increased due to additional advances from the FHLB of Cincinnati. The new debt was used to pay down short-term borrowings and to support growth in liquidity and the loan portfolio.
•	Common shares increased primarily due to stock issued as part of the acquisition price for EFBI.
•	Accumulated other comprehensive loss, net of taxes decreased because of market-driven partial recoveries in the fair value of LCNB's available-for-sale debt securities investments.

LCNB's loan portfolio represents its largest asset category and is its most significant source of interest income. Loan classifications have been identified as Commercial & Industrial, Commercial Real Estate, Residential Real Estate, Consumer, Agricultural, and Other. Commercial real estate is the largest classification in LCNB's loan portfolio, comprising about 64% of total loans at September 30, 2024.

Loans secured by commercial real estate consist of owner-occupied, non-owner-occupied, farmland, multi-family, and construction loans. A commercial real estate, owner-occupied loan finances the purchase, construction, or refinance of a building or other property for which the repayment of principal is dependent upon cash flows from ongoing operations conducted by the party, or an affiliate of the party, who owns the property. A commercial real estate, non-owner occupied loan finances the purchase, construction or refinance of a building or other property for which the repayment of principal is dependent upon rental income associated with the property or the subsequent sale of the property. The values of these loans are primarily impacted by the level of interest rates associated with the debt and to local economic conditions, which dictate occupancy rates and the amount of rent charged. The increase in debt service due to higher interest rates may not be able to be passed on to tenants. As part of the origination process, loan interest rates and occupancy rates are stressed to determine the impact on the borrower’s ability to maintain adequate debt service under different economic conditions. Further, LCNB monitors the concentration in any one industry and has established limits relative to the total of the Bank's tier 1 and tier 2 capital for each category of loan. Credit quality trends are monitored by industry to determine if a change in the risk exposure to a certain industry may warrant a change in underwriting standards.

The following table provides a breakdown of amortized cost of commercial real estate loans by property-type classification as of September 30, 2024, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Multi-family	$261,558	26%
Retail	163,800	16%
Office	124,168	12%
Mixed use	97,455	10%
Hotel/Motel	87,147	9%
Self storage	46,274	5%
Warehouse (one tenant)	43,828	4%
Light industrial	31,444	3%
Healthcare facilities	25,092	3%
Manufacturing	20,301	2%
Warehouse (more than one tenant)	17,737	2%
Dental	10,853	1%
Other	69,369	7%
Total	$999,026	100%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of LCNB's commercial real estate loans are made within its general market area of Southwest and South-Central Ohio and Northern Kentucky. The following table provides a breakdown of amortized cost of commercial real estate loans by real estate collateral location as of September 30, 2024, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Franklin County, Ohio	$290,624	29%
Hamilton County, Ohio	197,976	20%
Butler County, Ohio	91,764	9%
Warren County, Ohio	88,364	9%
Montgomery County, Ohio	87,214	9%
Delaware County, Ohio	40,258	4%
Boone County, Kentucky	29,443	3%
Greene County, Ohio	28,225	3%
Kenton County, Kentucky	20,865	2%
Clermont County, Ohio	19,130	2%
Licking County, Ohio	14,871	1%
Fayette County, Ohio	13,578	1%
Other, Ohio	65,305	7%
Other, Kentucky	7,110	1%
Other, Indiana	3,425	0%
Other, West Virginia	874	0%
Total	$999,026	100%

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

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy:

		Minimum
		Requirement	To Be
		with Capital	Considered
	Minimum	Conservation	Well-
	Requirement	Buffer	Capitalized
Ratio of Common Equity Tier 1 Capital to risk-weighted assets	4.5%	7.0%	6.5%
Ratio of Tier 1 Capital to risk-weighted assets	6.0%	8.5%	8.0%
Ratio of Total Capital (Tier 1 Capital plus Tier 2 Capital) to risk-weighted assets	8.0%	10.5%	10.0%
Leverage Ratio (Tier 1 Capital to adjusted quarterly average total assets)	4.0%	NA	5.0%

As of the most recent notification from their regulators, the Bank and LCNB were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's or LCNB's category.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Regulatory Capital:
Shareholders' equity	$259,897	242,528
Goodwill and other intangibles	(98,518)	(84,897)
Accumulated other comprehensive loss, net	15,775	22,336
Tier 1 risk-based capital	177,154	179,967
Eligible allowance for credit losses	11,735	10,318
Total risk-based capital	$188,889	190,285
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	9.81%	10.17%
Tier 1 Capital to risk-weighted assets	9.81%	10.17%
Total Capital to risk-weighted assets	10.46%	10.75%
Leverage	7.74%	8.05%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB qualifies to use the simplified measure, but did not opt in for the September 30, 2024 regulatory capital calculations.

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

At December 31, 2023, the Bank had paid $650,000 in excess of the previous two years' Bank net income to the holding company due to an $8.75 million dividend for the acquisition of CNNB. In addition, dividend payments during 2024 were also in excess of the previous two years' Bank net income due to a $10.5 million dividend for the acquisition of EFBI. The Company does not expect the excess dividends will result in any adverse supervisory action by the OCC.

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, line of credit arrangements totaling $115.0 million with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios. In addition, LCNB has approximately $162 million in off-balance sheet insured cash sweeps immediately available for liquidity.

Total remaining borrowing capacity with the Federal Home Loan Bank at September 30, 2024 was approximately $120.9 million. Additional borrowings of approximately $115.0 million were available through line of credit arrangements with correspondent banks.

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

Commitments to extend credit at September 30, 2024 totaled $349.8 million and are more fully described in Note 11 - Commitments and Contingent Liabilities to LCNB's condensed consolidated financial statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash required to satisfy the commitment reported prior to its expiration.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the September 30, 2024 IRSA indicates that an increase in interest rates or a decrease in interest rates of 100 basis points will have a negative effect on NII and a decrease in interest rates of 200 or 300 basis points will have a positive effect on NII. The changes in NII for all rate assumptions are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	NII	NII	Limits
	(Dollars in thousands)
Up 300	$74,740	(1,332)	(1.75)%	15%
Up 200	75,171	(901)	(1.19)%	10%
Up 100	75,428	(644)	(0.85)%	5%
Base	76,072	—	—%	—%
Down 100	75,877	(195)	(0.26)%	5%
Down 200	76,110	38	0.05%	10%
Down 300	76,244	172	0.23%	15%

The IRSA shows the effect on NII during a one-year period only.  A more long-range model is the EVE analysis, which shows, accounting for the same rate shocks, the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2024 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a decrease in interest rates will have a positive effect on the EVE.  The changes in the EVE for all upward rate shocks are within LCNB's acceptable ranges. The changes in the EVE for the down 200 and 300 basis point rate shocks are outside LCNB's acceptable ranges as shown below. Management has determined the downward shifts would be acceptable, despite being outside of acceptable ranges, due to the positive nature of the results with respect to cash flows.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	EVE	EVE	Limits
	(Dollars in thousands)
Up 300	$158,722	(36,037)	(18.50)%	25%
Up 200	175,726	(19,034)	(9.77)%	20%
Up 100	192,724	(2,036)	(1.05)%	15%
Base	194,760	—	—%	—%
Down 100	222,702	27,942	14.35%	15%
Down 200	236,782	42,022	21.58%	20%
Down 300	246,248	51,488	26.44%	25%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 4.         Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2024, LCNB's disclosure controls and procedures were effective.

b)  Changes in internal control over financial reporting.  During the period covered by this report, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

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

Item 2          Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

Under the Issuer Stock Repurchase Plan Agreement (the "Plan"), LCNB may purchase common shares through various means such as open market transactions, including block purchases and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases are determined at LCNB's discretion. Factors include, but are not limited to, share price, trading volume, and general market conditions, along with LCNB’s general business conditions. The Plan may be suspended or discontinued at any time and does not obligate LCNB to acquire any specific number of its common shares.

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

The following table sets forth information relating to repurchases made under the Plan during the three months ended September 30, 2024:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
July 1 - 31, 2024	—	$—	—	315,047
August 1 - 31, 2024	—	$—	—	315,047
September 1 - 30, 2024	—	$—	—	315,047

On February 27, 2023, LCNB's Board of Directors authorized the Plan. Under the terms of the Plan, LCNB is authorized to repurchase up to 500,000 of its outstanding common shares. The Plan replaced and superseded LCNB’s prior Issuer Stock Repurchase Plan Agreement, which was adopted on May 27, 2022.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended September 30, 2024, none of our directors or officers informed us of the adoption, modification, or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

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

101

The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 6, 2024	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

November 6, 2024	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer