Form 10-K
period 2024-12-31
LCNB CORP
filed 2025-03-12
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2024, determined using a per share closing price on that date of $13.91 as quoted on the NASDAQ Capital Market, was $185,462,962.

As of March 12, 2025, 14,157,962 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held May 19, 2025, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2024 are incorporated by reference into Part III.

LCNB CORP.

For the Year Ended December 31, 2024

LCNB CORP. AND SUBSIDIARIES

PART I

Glossary of Abbreviations and Acronyms

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	LCNB National Bank
BSA	Bank Secrecy Act
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFPB	Consumer Financial Protection Bureau
Citizens National	Citizens National Bank
CNNB	Cincinnati Bancorp, Inc.
Company	LCNB Corp. and its consolidated subsidiaries as a whole
CRA	Community Reinvestment Act of 1977
DCF	Discounted Cash Flow
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EFBI	Eagle Financial Bancorp, Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFIEC	Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee of the Federal Reserve System
GAAP	Generally Accepted Accounting Principles
HTM	Held-to-Maturity
ICS	Insured Cash Sweep
IRA	Individual Retirement Account
LCNB	LCNB Corp. and its consolidated subsidiaries as a whole
LDA	Loss Driver Analysis
LGD	Loss Given Default
LRA	Lender Risk Account
OAEM	Other Assets Especially Mentioned
OCC	Office of the Comptroller of the Currency
PCD	Purchased Credit Deteriorated
PD	Probability of Default
SEC	Securities and Exchange Commission

LCNB CORP. AND SUBSIDIARIES

Item 1.  Business

FORWARD-LOOKING STATEMENTS

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “might”, “plan”, and similar expressions.

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations.  Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially.  These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;
2.	LCNB’s ability to integrate recent and future acquisitions, including CNNB and EFBI, may be unsuccessful, or may be more difficult, time-consuming, or costly than expected;
3.	LCNB may incur increased loan charge-offs in the future and the allowance for credit losses may be inadequate;
4.	LCNB may face competitive loss of customers;
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

10.

global and/or geopolitical relations and/or conflicts could create financial market uncertainty and have negative impacts on commodities, currency, and stability, which could adversely affect LCNB's operating results and financial condition;

11.

difficulties with technology or data security breaches, including cyberattacks or widespread outages, could negatively affect LCNB's ability to conduct business and its relationships with customers, vendors, and others;

12.

adverse weather events and natural disasters and global and/or national epidemics could negatively affect LCNB's customers given its concentrated geographic scope, which could impact LCNB's operating results; and

13.

government intervention in the U.S. financial system, including the effects of legislative, tax, accounting, and regulatory actions and reforms, including the Jumpstart Our Business Startups Act, the Consumer Financial Protection Bureau, the capital ratios of Basel III as adopted by the federal banking authorities, changes in deposit insurance premium levels, and any such future regulatory actions or reforms.

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Primary Market Area

The Bank considers its primary market area to consist of counties where it has a physical presence and neighboring counties, which includes Southwestern and South Central Ohio and Northern Kentucky. At December 31, 2024, the Bank had:

•

36 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Fayette, Franklin, Hamilton, Montgomery, Preble, and Ross Counties in Ohio and one office in Boone County, Kentucky,

•	an Operations Center in Warren County, Ohio,
•	and 39 ATMs.

The Florence Office, located in Boone County, Kentucky, closed at the end of the business day on February 27, 2025.

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

LCNB CORP. AND SUBSIDIARIES

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies, financial holding companies, and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the DIF of the FDIC. The following information describes particular laws and regulatory provisions relating to financial holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations or in their enforcement may have a material effect on our business and the business of our subsidiaries.

Bank Holding Companies and Financial Holding Companies

LCNB elected to become a financial holding company on April 11, 2000. A financial holding company is essentially a bank holding company with significantly expanded powers. Under the Gramm-Leach-Bliley Act, in addition to traditional lending activities, the following activities are among those that are deemed “financial in nature” for financial holding companies: securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, activities which the Federal Reserve Board determines to be closely related to banking, and certain merchant banking activities.

As a financial holding company, LCNB has very broad discretion to affiliate with securities firms and insurance companies, provide merchant banking services, and engage in other activities that the Federal Reserve Board has deemed financial in nature. In order to continue as a financial holding company, LCNB must continue to be well-capitalized, well-managed, and maintain compliance with the Community Reinvestment Act. Depending on the types of financial activities that LCNB may elect to engage in, under the Gramm-Leach-Bliley Act’s functional regulation principles, it may become subject to supervision by additional government agencies. The election to be treated as a financial holding company increases LCNB's ability to offer financial products and services that historically it was either unable to provide or was only able to provide on a limited basis. As a result, LCNB faces increased competition in the markets for any new financial products and services that it may offer. Likewise, an increased amount of consolidation among banks and securities firms or banks and insurance firms could result in a growing number of large financial institutions that could compete aggressively with LCNB.

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

LCNB CORP. AND SUBSIDIARIES

Dividends

LCNB Corp. is a legal entity separate and distinct from the Bank. LCNB Corp. receives most of its revenue from dividends paid to it by the Bank. During the years ended December 31, 2024, 2023, and 2022, dividends paid by LCNB National Bank to LCNB Corp. totaled $21,950,000, $29,000,000, and $16,950,000, respectively.

Described below are some of the laws and regulations that apply when either LCNB Corp. or the Bank pay or are paid dividends.

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

LCNB CORP. AND SUBSIDIARIES

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

Under current regulations, the Bank was “well capitalized” as of December 31, 2024.

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

On October 24, 2023, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC released a final rule that significantly changes how all but the smallest banks will be evaluated for compliance with the CRA. Under the new regulations, banks with $2 billion or more in assets will be evaluated under a Retail Lending Test, a Retail Services and Products Test, a Community Development Financing Test, and a Community Development Services Test. Banks with total assets of $600 million or more and less than $2 billion will be evaluated under the Retail Lending Test and, at the bank's option, either the current Intermediate Bank Community Development Test or the new Community Development Financing Test. The final rule became effective on April 1, 2024 with staggered compliance dates of January 1, 2026 and January 1, 2027.

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

LCNB CORP. AND SUBSIDIARIES

Human Capital

As of December 31, 2024, LCNB employed 346 full-time and 47 part-time employees working throughout the ten Ohio counties and one Kentucky county in which LCNB operates. LCNB considers these individuals the most important influence contributing to the Bank’s success and is committed to investing in their ongoing growth and development.

LCNB fosters a welcoming environment that celebrates diversity, equity, and inclusion for all. Through an ongoing collaboration with a local non-profit organization, The National Conference for Community and Justice (NCCJ) in Dayton, Ohio, and its employee committee is working to expand education and sharing experiences; to acknowledge, celebrate, and encourage diverse backgrounds interests, and lifestyles; to broaden recruitment efforts with a focus on growing diverse talent; and to communicate and share LCNB's overall commitment to diversity, equity and inclusion.

LCNB places a high priority on training and development and has enjoyed a long history of promoting from within the organization, as evidenced by the executive management team. Through a blend of strong internal talent and diverse new talent, the Bank has been able to successfully navigate the ongoing challenges related to talent depth. As LCNB grows and develops new products and services, the Bank continues to seek innovative, cost effective, and efficient ways to educate and develop its employees. Through a blend of online education, interactive training sessions, and experiential learning, LCNB provides opportunities for those who desire to fine-tune existing skills as well as those who desire to prepare for the next steps along their career path.

LCNB values and invests in overall employee well-being and satisfaction, providing compensation and benefits that are competitive with those provided by other financial institutions and major employers within LCNB's market area. In addition to traditional benefits, which include health, dental, life, vision, and long-term disability insurance, LCNB offers other voluntary coverages. Some of these benefits are paid by the Bank, others are shared cost, and some are employee-paid. LCNB also provides all employees access to a personal care advocate through the LCNB Care Center. Advocates provide independent, confidential support in navigating all aspects of health care benefits. Additional benefits include a matching 401(k) plan, a performance bonus plan, and tuition reimbursement plans.

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

Fostering and enhancing a culture of open and transparent communication remains extremely important to the Bank. In 2020, the Bank initiated quarterly Town Hall Meetings and weekly informational emails from senior management that allowed all employees to participate and receive information. These initiatives were very valuable during the COVID-19 pandemic and the Bank continues both to this day. The Bank will do the same in 2025 along with some smaller scheduled group meetings at various locations within our market areas to further communicate important initiatives and information. In addition, senior management is available to participate in department and branch staff meetings upon request.

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

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of debt securities at December 31, 2024, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations. Weighted average yield is based on amortized cost.

	Available-for-Sale			Held-to-Maturity
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$18,259	17,884	0.65%	—	—	—%
One to five years	52,675	48,296	1.19%	—	—	—%
Five to ten years	—	—	—%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	70,934	66,180	1.05%	—	—	—%

U.S. Agency notes:
Within one year	8,001	7,749	0.55%	—	—	—%
One to five years	66,875	61,437	1.12%	—	—	—%
Five to ten years	8,894	8,331	3.55%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	83,770	77,517	1.32%	—	—	—%

Corporate bonds:
Within one year	—	—	—%	—	—	—%
One to five years	—	—	—%	—	—	—%
Five to ten years	8,200	7,756	4.61%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total corporate bonds	8,200	7,756	4.61%	—	—	—%

Municipal securities, tax-exempt (1):
Within one year	—	—	—%	64	63	3.26%
One to five years	3,163	3,043	2.35%	851	830	3.19%
Five to ten years	1,085	939	2.93%	9,439	8,838	4.81%
After ten years	—	—	—%	2,846	2,547	4.56%
Total Municipal securities	4,248	3,982	2.50%	13,200	12,278	4.64%

Municipal securities, taxable:
Within one year	3,732	3,684	1.30%	—	—	—%
One to five years	20,318	18,658	2.04%	140	131	3.85%
Five to ten years	12,549	11,004	2.19%	199	169	2.30%
After ten years	—	—	—%	2,790	2,355	6.45%
Total Municipal securities	36,599	33,346	2.01%	3,129	2,655	6.07%

U.S. Agency mortgage-backed securities	78,869	69,546	4.59%	—	—	—%

Totals	$282,620	258,327	2.37%	16,329	14,933	3.02%

(1) Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 21.0% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2024.

LCNB CORP. AND SUBSIDIARIES

Loan Portfolio

The following table summarizes loan maturities and sensitivities to interest rate change at December 31, 2024 (in thousands):

		Commercial,
	Commercial	Secured by	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Other	Totals
Maturing in one year or less	$24,339	71,187	4,990	1,842	9,486	179	112,023
Maturing after one year through five years	69,550	148,425	15,188	13,797	2,294	—	249,254
Maturing after five years through 15 years	24,722	452,340	117,823	4,859	1,513	—	601,257
Maturing after 15 years	—	440,180	319,098	—	—	—	759,278
Totals	$118,611	1,112,132	457,099	20,498	13,293	179	1,721,812

Loans maturing beyond one year:
Fixed rate	$41,945	342,195	219,630	18,656	2,332	—	624,758
Variable rate	52,327	698,750	232,479	—	1,475	—	985,031
Totals	$94,272	1,040,945	452,109	18,656	3,807	—	1,609,789

Allocation of the Allowance for Credit Losses on Loans

The following table presents the allocation of the allowance for credit losses on loans:

	At December 31,
	2024		2023		2022
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial and industrial	$1,573	6.9%	1,039	7.0%	1,300	8.6%
Commercial, secured by real estate	6,537	64.6%	5,414	64.3%	3,609	66.9%
Residential real estate	3,634	26.5%	3,816	26.6%	624	21.8%
Consumer	220	1.2%	238	1.5%	86	2.0%
Agricultural	24	0.8%	18	0.6%	22	0.7%
Other loans, including deposit overdrafts	13	—%	—	—%	5	—%
Total	$12,001	100.0%	10,525	100.0%	5,646	100.0%

Ratio of the allowance for credit losses to total loans outstanding	0.70%		0.61%		0.40%
Ratio of the allowance for credit losses to total non-accrual loans	265.04%		13,090.42%		1,443.99%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The estimated amount of uninsured deposits including related interest accrued and unpaid was $245.8 million and $203.9 million at December 31, 2024 and 2023, respectively.

The following table presents an estimate of the contractual maturities of time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2024:

(In thousands)
Maturity within 3 months	$15,871
After 3 but within 6 months	13,209
After 6 but within 12 months	39,241
After 12 months	7,330
$75,651

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

Risks Related to Economic and Market Conditions

Weakness in the economy and in the real estate market, including weakness specific to LCNB's geographic footprint, may negatively affect its financial condition and earnings.

LCNB’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs and trade policy, and other factors beyond LCNB’s control may affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans, and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world affect the economy and stock prices in the United States, which can affect LCNB’s earnings and capital and the ability of its customers to repay loans. Due to LCNB’s volume of real estate loans, declining real estate values could affect the value of property used as collateral as well as LCNB’s ability to sell the collateral upon foreclosure.

If the strength of the United States economy in general and the strength of the local economies in which LCNB conducts operations weakens, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on the loan portfolio and allowance for credit losses. These factors could also result in higher delinquencies and greater charge-offs in future periods, which would materially affect LCNB's financial condition and results of operations.

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

LCNB CORP. AND SUBSIDIARIES

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

Approximately 89.4% of our total commercial loans or about 64.6% of our total loans relate to commercial real estate. The repayment of loans secured by commercial real estate is often dependent upon the successful operation, development, or sale of the related real estate or commercial business and may, therefore, be subject to adverse conditions in the real estate market or economy. If the cash flow from operations is reduced, the borrower’s ability to repay the loan may deteriorate. In such cases, LCNB may take actions to protect its financial interest in the loan.  Such actions may include foreclosure on the real estate securing the loan, taking possession of other collateral that may have been pledged as security for the loan, or modifying the terms of the loan.  If foreclosed on, commercial real estate is often unique and may be difficult to liquidate.

Future growth and expansion opportunities may contain risks that could negatively affect us.

From time to time, LCNB may seek to acquire other financial institutions or parts of those institutions or may open new branch offices.  It may also consider and enter into new lines of business or offer new products or services.  Such activities involve a number of risks, which may include potential inaccuracies in estimates and judgments used to evaluate the expansion opportunity, diversion of management and employee attention, lack of experience in a new market or product or service, and difficulties in integrating a future acquisition or introducing a new product or service.  There is no assurance that such growth or expansion activities will be successful or that they will achieve desired profitability levels.

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

LCNB’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that LCNB offers, is highly dependent upon the business environment in the markets where LCNB operates and in the United States as a whole. Recessions, periods of unemployment, changes in interest rates, inflationary pressures, money supply, tariffs and trade policy, and other factors beyond LCNB’s control may adversely affect its asset quality, deposit levels, loan demand, and earnings. Inflationary pressures directly affect the level of interest rates earned from loans and investments and paid for deposits and borrowings. In addition, salaries and employee benefits and other non-interest expenses tend to increase during periods of inflation.

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

The FOMC decreased the Federal Funds target range by 100 basis points during 2024 after increasing the range by 100 basis points during 2023.

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

LCNB conducts its operations from offices that are located in nine Southwestern Ohio counties and Franklin County, Ohio, from which substantially all of its customer base is drawn. Because of this geographic concentration of operations and customer base, LCNB's financial performance is heavily influenced by economic conditions in these areas. Any material deterioration in economic conditions in these markets could have material direct or indirect adverse impacts on LCNB's customers and on LCNB. Such deterioration could increase the number of customers experiencing financial distress, negatively impacting their ability to obtain new loans or to repay existing loans. As a result, LCNB may experience increases in the levels of impaired loans, increased charge-offs, and increased provisions for loan losses. Deteriorating economic conditions may also affect the ability of depositors to maintain or add to deposit balances and may affect the demand for loans, Wealth Management, brokerage, and other products and services offered by LCNB. Such losses and decreased demand could have material adverse effects on LCNB's financial position, results of operations, and cash flows.

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

LCNB's investments in equity securities with readily determinable fair values are recorded at fair value with changes in fair value recognized in earnings. Accordingly, declines in the fair value of LCNB's equity investments will immediately decrease net income.

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

Climate change, severe weather, natural disasters, acts of war or terrorism, political instability, epidemics and other external events could significantly impact LCNB’s business.

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

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, political instability, and other adverse external events could have a significant impact on LCNB’s ability to conduct business or upon third parties who perform operational services for LCNB or its customers.  Such events could affect the stability of LCNB’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue, or cause LCNB to incur additional expenses.

Outbreaks of communicable diseases have led to periods of significant volatility in financial and other markets, adversely affected our ability to conduct normal business, adversely affected our clients, and may harm our businesses, financial condition and results of operations.

Pandemics and widespread outbreaks of communicable diseases may cause significant disruption in the international and United States economies and financial markets, including in the regions in which the Company operates. The spread of these diseases may lead to the cancellation of events and travel, business shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability.  Government imposed restrictions and other consequences of public health issues may result in significant adverse effects for many different types of businesses, and result in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate, which, in turn, can impact our customer base. To the extent widespread health related events occur in the future, we could experience material and adverse effects on our business, operations, operating results, financial condition, liquidity, and capital levels as a result.

LCNB CORP. AND SUBSIDIARIES

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

LCNB recognizes the critical importance of cybersecurity in safeguarding its business operations, intellectual property, and sensitive information. Cybersecurity risk management and strategy are integral to LCNB’s overall risk management framework. The following outlines LCNB’s approach to identifying, assessing, and mitigating cybersecurity risks.

LCNB conducts regular risk assessments to identify, prevent, and mitigate potential cybersecurity threats and vulnerabilities. These assessments consider the evolving threat landscape, the sensitivity of our data, and the potential impact on business operations. These risk assessments are utilized to develop our Information Security Program.

LCNB leverages threat intelligence sources to continually evaluate current and emerging cyber threats. This proactive approach allows LCNB to anticipate and respond to potential risks promptly.

LCNB’s cybersecurity controls are designed to protect against unauthorized access, data breaches, and other cyber threats. These controls encompass a multi-layered defense strategy, including firewalls, intrusion detection systems, encryption, and continuous monitoring.

LCNB recognizes that employees are a critical line of defense. Regular training programs ensure that our staff is aware of cybersecurity best practices, social engineering tactics, and the importance of safeguarding sensitive information. In the event of a cybersecurity incident, a well-defined incident response plan is in place. This plan includes a structured approach to containing, eradicating, and recovering from the incident, as well as communication protocols with stakeholders.

To further mitigate the potential financial impacts of cybersecurity incidents, LCNB maintains cybersecurity insurance coverage. This coverage is regularly reviewed and adjusted to align with the evolving threat landscape and risk profile.

LCNB is committed to a culture of continuous improvement in its cybersecurity practices. Regular evaluations, feedback mechanisms, and participation in industry collaborations help us adapt and enhance the strategy in response to emerging threats.

LCNB’s cybersecurity risk management and strategy reflect the dedication to maintaining the confidentiality, integrity, and availability of our information assets. LCNB believes that this proactive approach positions the Company well to navigate the evolving cybersecurity landscape.  As of the report date, risks from cybersecurity threats have not materially affected our company.

LCNB CORP. AND SUBSIDIARIES

Governance

LCNB’s cybersecurity strategy is underpinned by a robust governance framework overseen by the Board of Directors. The Board plays an active role in shaping cybersecurity policies, conducting regular reviews of the effectiveness of the cybersecurity program, and ensuring its alignment with overarching business objectives. This governance ensures a comprehensive and proactive approach to managing cybersecurity risks.

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

LCNB’s first line of defense against cybersecurity threats involves leveraging its workforce and engaging various Third Parties. Employees play a crucial role in maintaining a vigilant stance, while external partners contribute specialized expertise to enhance the overall cybersecurity posture. This collaborative approach strengthens LCNB’s defense mechanisms against evolving cyber threats.

Internal and external audits serve as essential tools to evaluate the efficacy of LCNB’s cybersecurity processes. These audits are conducted periodically to identify vulnerabilities, assess compliance with established policies, and ensure the effectiveness of implemented security controls. The insights gained from audits contribute to the continuous improvement and refinement of cybersecurity measures.

The Bank is equipped with a cadre of IT professionals boasting extensive industry experience in cybersecurity. These dedicated individuals bring years of knowledge to the table, staying abreast of the latest developments in the field. Their expertise enhances LCNB’s ability to address emerging threats proactively and reinforces the resilience of our cybersecurity framework.

LCNB’s governance structure ensures that cybersecurity is a top-level priority, with the Board, committees, employees, and external partners collaborating seamlessly to safeguard systems and data. Through continuous evaluation, robust defense mechanisms, and a skilled workforce, LCNB remains committed to maintaining the highest standards of cybersecurity.

Item 2.  Properties

LCNB owns its main office in Lebanon, Ohio, which is approximately 28,000 square feet and houses its executive, wealth management, and certain administrative personnel. As of December 31, 2024, LCNB owns an additional 28 branch locations and leases an additional seven branch locations, pursuant to operating leases. The Main Office, Oxford, Ohio, Eaton, Ohio, and Bridgetown, Ohio locations have excess space that is currently being leased to third parties. An operations center in Lebanon, Ohio is currently being leased from the Warren County Port Authority. Upon expiration of the lease in 2027, LCNB has the option to purchase the property for $1.00. Management believes that LCNB's banking and other offices are in good condition and suitable to its needs.

The Florence, Kentucky office closed at the end of the business day onFebruary 27, 2025.

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

Not Applicable.

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

LCNB had approximately 1,138 registered holders of its common stock as of March 12, 2025. The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market® exchange under the symbol “LCNB.”

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

No purchases were made under the Program during the three months ended December 31, 2024. The maximum number of shares that may yet be purchased under the Program is 315,047.

LCNB CORP. AND SUBSIDIARIES

Item 6.  [Reserved]

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

Overview

Net income for 2024 was $13,492,000 (basic and diluted earnings per share of $0.97), compared to $12,628,000 (basic and diluted earnings per share of $1.10) in 2023 and $22,128,000 (basic and diluted earnings per share of $1.93) in 2022.

The following items affected financial position and results of operations for the years indicated:

•	Cincinnati Bancorp, Inc. merged with and into LCNB Corp. on November 1, 2023 and Eagle Financial Bancorp, Inc. merged with and into LCNB Corp. on April 12, 2024.
•	Merger related expenses connected with the above two acquisitions totaled $3,442,000 and $4,656,000 during 2024 and 2023, respectively.
•	Net interest income in 2024 was $60,795,000, compared to $56,349,000 in 2023 and $61,042,000 in 2022.
•

The provision for credit losses in 2024 totaled $1,962,000, compared to a provision of $2,077,000 for 2023 and $250,000 for 2022. Included in the provision for credit losses for 2024 was a $763,000 provision expense related to loans acquired through the Eagle Financial Bancorp acquisition that were not considered purchased with credit deterioration (non-PCD loans"). A comparable provision of $1,722,000 was recognized on non-PCD loans acquired through the Cincinnati Bancorp acquisition in 2023.

•	Net gains from sales of loans totaled $3,433,000 in 2024, $697,000 in 2023, and $196,000 in 2022. Gains were higher in 2024 primarily due to the volume of loans sold.
•

Other non-interest expense for 2024 and 2023 were partially offset by gains recognized on the sale of closed office buildings of $455,000 and $425,000, respectively. The offices were closed as a result of LCNB's branch consolidation strategy.

•	Other non-interest expense for 2022 included $471,000 in losses from the sales of two office buildings as a result of LCNB's branch consolidation strategy.
•	Other non-interest expense for 2022 was partially offset by an $889,000 gain recognized from the sale of other real estate owned.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2024			2023			2022
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Loans (1)	$1,765,672	$96,477	5.46%	1,467,981	71,894	4.90%	1,380,272	59,247	4.29%

Interest-bearing demand deposits	15,486	890	5.75%	13,039	734	5.63%	9,027	166	1.84%
Interest-bearing time deposits	61	—	0.00%	—	—	0.00%	—	—	0.00%
Federal Reserve Bank stock	6,143	369	6.01%	4,722	283	5.99%	4,652	279	6.00%
Federal Home Loan Bank stock	19,460	1,641	8.43%	8,293	590	7.11%	4,716	196	4.16%
Investment securities:
Equity securities	5,012	184	3.67%	3,879	175	4.51%	4,451	85	1.91%
Debt securities, taxable	261,856	4,847	1.85%	277,157	5,235	1.89%	293,700	5,027	1.71%
Debt securities, non-taxable (2)	19,005	768	4.04%	24,031	871	3.62%	27,532	953	3.46%
Total earning assets	2,092,695	105,176	5.03%	1,799,102	79,782	4.43%	1,724,350	65,953	3.82%
Non-earning assets	267,894			210,509			196,995
Allowance for credit losses	(11,263)			(8,046)			(5,629)
Total assets	$2,349,326			2,001,565			1,915,716

Interest-bearing demand and money market deposits	$607,144	12,877	2.12%	535,865	7,850	1.46%	516,949	1,372	0.27%
Savings deposits	368,401	1,028	0.28%	398,299	725	0.18%	449,841	618	0.14%
IRA and time certificates	481,516	21,933	4.55%	233,604	7,996	3.42%	172,119	1,692	0.98%
Short-term borrowings	18,987	1,117	5.88%	75,383	4,060	5.39%	14,482	416	2.87%
Long-term debt	156,683	7,265	4.64%	56,798	2,619	4.61%	17,910	613	3.42%
Total interest-bearing liabilities	1,632,731	44,220	2.71%	1,299,949	23,250	1.79%	1,171,301	4,711	0.40%
Noninterest-bearing demand deposits	450,147			472,232			513,400
Other liabilities	20,880			21,557			22,744
Capital	245,568			207,827			208,271
Total liabilities and capital	$2,349,326			2,001,565			1,915,716
Net interest rate spread (3)			2.32%			2.64%			3.42%
Net interest income and net interest margin on a tax equivalent basis (4)		$60,956	2.91%		56,532	3.14%		61,242	3.55%
Ratio of interest-earning assets to interest-bearing liabilities	128.17%			138.40%			147.22%

(1)	Includes non-accrual loans if any.
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

	For the years ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$15,653	8,930	24,583	3,930	8,717	12,647
Interest-bearing demand deposits	140	16	156	101	467	568
Interest-bearing time deposits	—	—	—	—	—	—
Federal Reserve Bank stock	85	1	86	4	—	4
Federal Home Loan Bank stock	924	127	1,051	203	191	394
Investment securities:
Equity securities	45	(36)	9	(12)	102	90
Debt securities, taxable	(285)	(103)	(388)	(293)	501	208
Debt securities, non-taxable (2)	(196)	93	(103)	(125)	43	(82)
Total interest income	16,366	9,028	25,394	3,808	10,021	13,829
Interest expense attributable to:
Interest-bearing demand and money market deposits	1,151	3,876	5,027	52	6,426	6,478
Savings deposits	(58)	361	303	(77)	184	107
IRA and time certificates	10,625	3,312	13,937	793	5,511	6,304
Short-term borrowings	(3,287)	344	(2,943)	3,016	628	3,644
Long-term debt	4,631	15	4,646	1,729	277	2,006
Total interest expense	13,062	7,908	20,970	5,513	13,026	18,539
Net interest income	$3,304	1,120	4,424	(1,705)	(3,005)	(4,710)

(1)	Non-accrual loans, if any, are included in average loan balances.
(2)

Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21%.

2024 vs. 2023.  Net interest income on a fully tax-equivalent basis for 2024 totaled $60,956,000, an increase of $4,424,000 from 2023.  The increase resulted from an increase in total taxable-equivalent interest income of $25,394,000, which was partially offset by an increase in total interest expense of $20,970,000.

The increase in total interest income was due primarily to a $24,583,000 increase in interest income from loans due to a $297.7 million increase in average loans and to a 56 basis point increase in the average rate earned. Average loans increased due to organic growth in the portfolio in addition to loans acquired through mergers with CNNB in quarter four of 2023 and EFBI in quarter two of 2024.

The increase in total interest expense was primarily due to a $13,937,000 increase in interest paid on IRA and time certificates due to a $247.9 million increase in average balances and to a 113 basis point increase in the average rate paid. Interest paid on interest-bearing demand and money market deposit accounts increased due to a $71.3 million increase in average deposit balances and to a 66 basis point increase in the average rate paid. Interest paid on long-term debt increased due to a $99.9 million increase in average balances and to a 3 basis point increase in the average rate paid.

The increased rates paid on interest-bearing liabilities and the increased yield earned on interest-earning assets is largely the result of fluctuations in market rates.

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

LCNB recorded provisions for credit losses and unfunded commitments totaling $1,962,000 for 2024, compared to a $2,077,000 provision for 2023 and a $250,000 provision for 2022. Included in the provision for credit losses for 2024 and 2023 were $763,000 and a $1,722,000, respectively, related to non-PCD loans acquired through the EFBI and CNNB acquisitions. Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for 2024, 2023, and 2022 totaled $741,000, $185,000, and $110,000, respectively. Charge-offs during 2024 were greater because of a $589,000 charge-off on a commercial & industrial loan.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for 2024, 2023, and 2022 is as follows:

				Increase (Decrease)
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands)
Fiduciary income	$8,445	7,091	6,468	1,354	623
Service charges and fees on deposit accounts	6,759	5,856	6,190	903	(334)
Net losses on sales of debt securities	(214)	—	—	(214)	—
Bank owned life insurance income	1,665	1,136	1,074	529	62
Net gains from sales of loans	3,433	697	196	2,736	501
Other operating income	316	631	360	(315)	271
Total non-interest income	$20,404	15,411	14,288	4,993	1,123

Reasons for changes include:

•

Fiduciary income increased in 2024 and 2023 primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value were due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets.

•

Service charges and fees on deposit accounts increased during 2024 primarily due to increases in check card income and fee income received on the ICS product, partially offset by a decrease in overdraft fees and deposit account fees in general. LCNB reduced overdraft fees from $35 per occurrence to $25 effective November 1, 2023. A higher volume of check cards were outstanding during 2024 due to the mergers with EFBI and CNNB. Service charges and fees on deposit accounts decreased during 2023 primarily due to decreases in most fee categories, including fees received from check cards, ATM usage fees, and deposit account fees in general.

•	Net losses from sales of debt securities during 2024 reflect losses recognized on sales of municipal securities with amortized cost bases of approximately $9.8 million.
•

Bank-owned life insurance ("BOLI") income increased during 2024 primarily due to mortality proceeds recognized. The 2023 and 2022 periods did not include mortality proceeds. BOLI income also increased to a lesser extent due to insurance policies acquired in the mergers with EFBI and CNNB.

•

Net gains from sales of loans were greater during 2024 and 2023 primarily due to a higher volume of residential real estate loans sold. Included in these gains for the 2024 period were an $843,000 loss on the sale of approximately $48.9 million of below market rate loans acquired from CNNB and a $359,000 gain on the sale of approximately $29.8 million of below market rate loans predominately acquired from EFBI. The funds from these acquired loan sales were used to fund new loans and pay down debt.

•

Other operating income decreased in 2024 as compared to 2023 primarily due to amortization of capitalized mortgage servicing rights obtained in the merger with CNNB, which amortization is netted for accounting purposes against fee income recognized from the servicing of sold residential mortgage loans. Other operating income increased in 2023 as compared to 2022 primarily because of realized and unrealized net gains on equity securities, reflecting a partial recovery in market values.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for 2024, 2023, and 2022 is as follows:

				Increase (Decrease)
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(In thousands)
Salaries and employee benefits	$35,170	29,108	28,483	6,062	625
Equipment expenses	1,584	1,616	1,629	(32)	(13)
Occupancy expense, net	3,725	3,301	3,067	424	234
State financial institutions tax	1,881	1,628	1,740	253	(112)
Marketing	1,047	1,101	1,184	(54)	(83)
Amortization of intangibles	1,142	532	478	610	54
FDIC premiums	1,895	932	530	963	402
Computer maintenance and supplies	1,425	1,358	1,114	67	244
Contracted services	3,212	2,776	2,503	436	273
Other real estate owned, net	5	4	(866)	1	870
Merger-related expenses	3,442	4,656	—	(1,214)	4,656
Other non-interest expense	8,748	7,411	8,272	1,337	(861)
Total non-interest expense	$63,276	54,423	48,134	8,853	6,289

Reasons for changes include:

•

Salaries and employee benefits were 20.8% greater in 2024 than in 2023 and 2.2% greater in 2023 than in 2022. The increase in 2024 was due to overall wage and benefit increases, an increased number of employees due to the acquisitions of EFBI and CNNB, higher sales commissions, and higher health insurance costs. The increase in 2023 was primarily due to overall wage and benefit increases, a higher number of employees during November and December as a result of the CNNB merger, and a higher amount recognized for 401(k) plan matching. These increases were partially offset by decreased pension and health insurance expenses and to a higher amount of personnel expenses deferred during 2023 as a cost of loan originations.

•

Occupancy expense, net increased during 2024 primarily due to increased utility and depreciation expenses caused by the additional offices acquired from EFBI and CNNB. Maintenance and repair costs related to LCNB's office facilities also contributed to the increase.  Occupancy expense, net increased during 2023 due to a higher amount of maintenance and repair costs on LCNB's properties in general as well as incremental expenses related to the CNNB acquisition.

•

State financial institutions tax, which is based on previous year-end capital levels, increased during 2024 as compared to 2023 due to increases in capital resulting primarily from stock issued for the acquisition of CNNB.  The tax decreased in 2023 as compared to 2022 due to reductions in capital caused by treasury share purchases during 2022 and a decrease in the fair value of debt securities during 2022, which was recorded net of taxes as an increase in accumulated other comprehensive loss, a component of capital.

•	Amortization of intangibles increased during 2024 as compared to 2023 due to the amortization of core deposit intangibles recognized from the acquisitions of EFBI and CNNB.
•

FDIC insurance premiums increased during 2024 due to a higher assessment base, partially reflecting increased assets resulting from the acquisitions of EFBI and CNNB, and to an increase in the assessment rate charged. FDIC insurance premiums increased in 2023 because of a two basis point increase in the FDIC's initial base deposit insurance assessment rate that took effect at the beginning of that year.

•	Other real estate owned, net for 2022, is primarily due to a gain recognized on the sale of foreclosed property, slightly offset by other expenses recognized on such property.
•	Merger- related expenses reflect costs incurred in connection with the acquisitions of EFBI and CNNB.
•

Other non-interest expense increased in 2024 partially due to increased outside accounting and auditing fees and partially due to smaller increases in various other accounts. Partially offsetting the net increase in 2024 was a $455,000 gain recognized on the sale of an office building that was closed as a result of LCNB's office consolidation strategy, which was netted against other non-interest expense for accounting purposes.  Other non-interest expense decreased during 2023 primarily due to a $425,000 gain recognized on the sale of an office building that was closed as a result of LCNB's office consolidation strategy, which was netted against other non-interest expense for accounting purposes. Other non-interest expense for 2022 included $471,000 in losses from the sales of two closed office buildings.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2024, 2023, and 2022 were 15.5%, 17.2%, and 17.9%, respectively.  The difference between the statutory rate of 21% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc. and tax credits and losses related to investments in affordable housing tax credit limited partnerships netted with the net impact of non-deductible merger costs for 2023 and 2024. The effective tax rate for 2024 was lower due to tax-exempt items not decreasing in proportion to the overall decrease in earnings.

Financial Condition

A comparison of balance sheet line items at December 31 is as follows (in thousands):

	2024	2023	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	35,744	39,723	(3,979)	(10.02)%
Interest-bearing time deposits	250	—	250	NM
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,363	1,336	27	2.02%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	0.00%
Debt securities, available-for-sale, at fair value	258,327	276,601	(18,274)	(6.61)%
Debt securities, held-to-maturity, at cost	16,324	16,858	(534)	(3.17)%
Federal Reserve Bank stock, at cost	6,405	5,086	1,319	25.93%
Federal Home Loan Bank stock, at cost	20,710	15,176	5,534	36.47%
Loans, net	1,709,811	1,712,946	(3,135)	(0.18)%
Loans held for sale	5,556	—	5,556	NM
Premises and equipment, net	41,049	36,302	4,747	13.08%
Operating lease right-of-use assets	5,785	6,000	(215)	(3.58)%
Goodwill	90,310	79,509	10,801	13.58%
Core deposit and other intangibles, net	11,104	9,494	1,610	16.96%
Bank owned life insurance	54,002	49,847	4,155	8.34%
Interest receivable	8,701	8,405	296	3.52%
Other assets, net	38,287	30,643	7,644	24.95%
Total assets	$2,307,394	2,291,592	15,802	0.69%

LIABILITIES:
Deposits:
Non-interest-bearing	459,619	462,267	(2,648)	(0.57)%
Interest-bearing	1,418,673	1,362,122	56,551	4.15%
Total deposits	1,878,292	1,824,389	53,903	2.95%
Short-term borrowings	—	97,395	(97,395)	(100.00)%
Long-term debt	155,153	113,123	42,030	37.15%
Operating leases liability	6,115	6,261	(146)	(2.33)%
Accrued interest and other liabilities	14,798	15,121	(323)	(2.14)%
Total liabilities	2,054,358	2,056,289	(1,931)	(0.09)%

SHAREHOLDERS' EQUITY:
Common shares	186,937	173,637	13,300	7.66%
Retained earnings	141,290	140,017	1,273	0.91%
Treasury shares, at cost	(56,002)	(56,015)	13	(0.02)%
Accumulated other comprehensive loss, net of taxes	(19,189)	(22,336)	3,147	(14.09)%
Total shareholders' equity	253,036	235,303	17,733	7.54%
Total liabilities and shareholders' equity	$2,307,394	2,291,592	15,802	0.69%

NM - Not Meaningful

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Reasons for changes include:

•	Debt securities, available-for-sale, decreased due to maturities, paydowns, sales, and calls, partially offset by purchases of new securities and increases in market valuation.
•

FHLB stock increased due to the addition of stock previously held by EFBI and to the purchase of additional stock to support additional borrowings and loans sold to the FHLB, partially offset by the FHLB's repurchase of excess stock.

•

Net loans decreased primarily due to loans transferred to the held-for-sale category and later sold, partially offset by the addition of loans acquired through the merger with EFBI. Approximately $233 million of single-family residential loans were sold in the secondary market during 2024.

•	Premises and equipment, net increased primarily due to additional office buildings acquired in the merger with EFBI and the construction of the new downtown Chillicothe Office.
•	Goodwill increased due to additional goodwill recorded as a result of the merger with EFBI.
•	Core deposit and other intangibles increased due to the addition of a core deposit intangible obtained in the merger with EFBI.
•

Bank owned life insurance increased primarily due to additional policies obtained in the merger with EFBI and secondarily due to increases in the cash values of the policies. No new policies were purchased during 2024.

•	Other assets increased primarily due to deferred tax assets recorded as a result of the EFBI merger.
•

Total deposits increased due to a combination of deposits acquired through the merger with EFBI and through organic deposit growth, partially offset by a decrease in funds invested in the ICS demand reciprocal product. Most of the deposit growth occurred in the money market deposit and IRA and time certificates products.

•	Long-term debt increased due to additional advances from the FHLB of Cincinnati. The new debt was used to pay down short-term borrowings and to support growth in liquidity and the loan portfolio.
•	Common shares increased primarily because 868,001 shares of LCNB common stock valued at $12,187,000 were issued to EFBI shareholders to effectuate the merger.
•	Accumulated other comprehensive loss, net of taxes decreased because of market-driven partial recoveries in the fair value of LCNB's available-for-sale debt securities investments.

LCNB's loan portfolio represents its largest asset category and is its most significant source of interest income. Loan classifications have been identified as Commercial & Industrial, Commercial Real Estate, Residential Real Estate, Consumer, Agricultural, and Other. Commercial real estate is the largest classification in LCNB's loan portfolio, comprising about 64.6% of total loans at December 31, 2024.

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

The following table provides a breakdown of amortized cost of commercial real estate loans by property-type classification as of December 31, 2024 , excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Multi-family	$277,910	28%
Retail	161,204	16%
Office	123,462	12%
Mixed Use	95,117	10%
Hotel/Motel	81,772	8%
Self storage	46,115	5%
Warehouse (one tenant)	44,835	4%
Light Industrial	33,151	3%
Warehouse (more than one tenant)	21,182	2%
Healthcare Facilities	19,995	2%
Manufacturing	19,827	2%
Dental	12,987	1%
Other	70,881	7%
Total	$1,008,438	100%

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of LCNB's commercial real estate loans are made within its general market area of Southwest and South-Central Ohio and Northern Kentucky. The following table provides a breakdown of amortized cost of commercial real estate loans by real estate collateral location as of December 31, 2024, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Franklin County, Ohio	$305,272	30%
Hamilton County, Ohio	202,538	20%
Montgomery County, Ohio	92,847	9%
Butler County, Ohio	88,221	9%
Warren County, Ohio	81,338	8%
Delaware County, Ohio	39,900	4%
Greene County, Ohio	31,941	3%
Boone County, Kentucky	29,166	3%
Kenton County, Kentucky	20,714	2%
Clermont County, Ohio	18,912	2%
Licking County, Ohio	14,806	2%
Fairfield County, Ohio	9,679	1%
Ross County, Ohio	8,662	1%
Other, Ohio	53,149	5%
Other, Kentucky	7,065	1%
Other, Indiana	3,390	0%
Other, West Virginia	838	0%
Total	$1,008,438	100%

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

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the FHLB, line of credit arrangements totaling $115.0 million with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios.

Total remaining borrowing capacity with the FHLB at December 31, 2024 was approximately $115.4 million. Additional borrowings of approximately $115.0 million were available through the line of credit arrangements at year-end.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commitments to extend credit at December 31, 2024 totaled $290.5 million and are more fully described in Note 14 - Commitments and Contingent Liabilities to LCNB's consolidated financial statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The following table provides information concerning LCNB's commitments at December 31, 2024:

		Amount of Commitment Expiration Per Period
	Total		Over 1	Over 3
	Amounts	1 year	through 3	through 5	More than
	Committed	or less	years	years	5 years
	(In thousands)
Commitments to extend credit	$31,492	31,492	—	—	—
Unused lines of credit	259,015	76,110	73,506	17,159	92,240
Standby letters of credit	5	5	—	—	—
Total	$290,512	107,607	73,506	17,159	92,240

Capital Resources

The Bank is required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for credit losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. Information summarizing the regulatory capital of the Bank at December 31, 2024 and 2023 and corresponding regulatory minimum requirements is included in Note 15 - Regulatory Matters and Impact on Payment of Dividends.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2024 IRSA indicates that an increase in interest rates or a decrease of 100 basis points will have a negative effect on net interest income and a decrease in interest rates of 200 or 300 basis points will have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in	Amount	Net Interest	Net Interest
Basis Points	(In thousands)	Income	Income	Limits
Up 300	$77,139	(1,640)	(2.08)%	15%
Up 200	77,617	(1,162)	(1.48)%	10%
Up 100	77,984	(795)	(1.01)%	5%
Base	78,779	—	—%	—%
Down 100	78,687	(92)	(0.12)%	5%
Down 200	79,046	267	0.34%	10%
Down 300	79,428	649	0.82%	15%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2024 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and that a decrease in interest rates will have a positive effect.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in	Amount	$ Change in	% Change in
Basis Points	(In thousands)	EVE	EVE	Limits
Up 300	$192,306	(26,009)	(11.91)%	25%
Up 200	205,104	(13,211)	(6.05)%	20%
Up 100	217,539	(776)	(0.36)%	15%
Base	218,315	—	—%	—%
Down 100	238,327	20,012	9.17%	15%
Down 200	253,234	34,919	15.99%	20%
Down 300	269,669	51,354	23.52%	25%

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

LCNB CORP. AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of LCNB Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LCNB Corp. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

LCNB CORP. AND SUBSIDIARIES

To the Shareholders and Board of Directors of LCNB Corp.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

Management’s estimate of the allowance for credit losses (ACL) includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on historical loss rates adjusted for qualitative factors. Management’s adjustment for qualitative factors include actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Company operates that affect the collectability of financial assets; the effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics; and model risk including statistical risk, reversion risk, timing risk, and model limitation risk.

Significant judgment was required by management in the selection and application of key metrics used to derive the quantitative portion of the ACL.  Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL on collectively evaluated loans included, but were not limited to, the following:

●	Evaluation of the appropriateness of management’s methodology.
●	Testing the completeness and accuracy of data utilized by management.
●	Evaluation of the relevance and reliability of information used by management in the development of the estimate.
●	Evaluation of reasonableness of significant assumptions used in the quantitative analysis.
●

Evaluation of the reasonableness of qualitative adjustment factors, including consideration of whether the adjustments applied were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company.

Valuation of the Acquired Loan Portfolio – Refer to Note 2 to the financial statements

Critical Audit Matter Description

As described in Note 2 to the financial statements, during 2024 the Company acquired Eagle Financial Bancorp, Inc. In connection with the acquisition, management estimated the fair value of acquired loans based on a discounted cash flow methodology that involves assumptions about credit risk, repayments, discount rates, and net losses upon default.

Significant judgment was required by management in the selection and application of certain subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimate of the fair value of acquired loans involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s accounting for the acquired loan portfolio included, but was not limited to, the following:

●	Involvement of valuation specialists to assist us in testing management’s methodology and significant assumptions used in the estimate.
●	Assessment of management’s selection of valuation methodology and application of significant assumptions.
●	Evaluation of the completeness and accuracy of data used in the estimate.
●	Evaluation of the relevance and reliability of information used in the development of the estimate.
●

Evaluation of the reasonableness of significant assumptions used in the estimate, including comparison to third party market sources, where available, and comparison to independently developed assumptions.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2022.

Auburn Hills, Michigan

March 12, 2025

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At December 31,

(Dollars in thousands)

	2024	2023
ASSETS:
Cash and due from banks	$20,393	27,277
Interest-bearing demand deposits	15,351	12,446
Total cash and cash equivalents	35,744	39,723
Interest-bearing time deposits	250	—
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,363	1,336
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	258,327	276,601
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $5 at December 31, 2024 and 2023	16,324	16,858
Federal Reserve Bank stock, at cost	6,405	5,086
Federal Home Loan Bank stock, at cost	20,710	15,176
Loans, net of allowance for credit losses of $12,001 and $10,525 at December 31, 2024 and 2023, respectively	1,709,811	1,712,946
Loans held-for-sale	5,556	—
Premises and equipment, net	41,049	36,302
Operating lease right-of-use assets	5,785	6,000
Goodwill	90,310	79,509
Core deposit and other intangibles, net	11,104	9,494
Bank-owned life insurance	54,002	49,847
Interest receivable	8,701	8,405
Other assets, net	38,287	30,643
TOTAL ASSETS	$2,307,394	2,291,592

LIABILITIES:
Deposits:
Noninterest-bearing	$459,619	462,267
Interest-bearing	1,418,673	1,362,122
Total deposits	1,878,292	1,824,389
Short-term borrowings	—	97,395
Long-term debt	155,153	113,123
Operating lease liabilities	6,115	6,261
Accrued interest and other liabilities	14,798	15,121
TOTAL LIABILITIES	2,054,358	2,056,289

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares - no par value; authorized 19,000,000 shares at December 31, 2024 and 2023; issued 17,329,423 and 16,384,952 shares at December 31, 2024 and 2023, respectively; outstanding 14,118,040 and 13,173,569 at December 31, 2024 and 2023, respectively	186,937	173,637
Retained earnings	141,290	140,017
Treasury shares at cost, 3,211,383 and 3,211,383 shares at December 31, 2024 and 2023, respectively	(56,002)	(56,015)
Accumulated other comprehensive loss, net of taxes	(19,189)	(22,336)
TOTAL SHAREHOLDERS' EQUITY	253,036	235,303

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,307,394	2,291,592

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

(Dollars in thousands, except per share data)

	2024	2023	2022
INTEREST INCOME:
Interest and fees on loans	$96,477	71,894	59,247
Dividends on equity securities:
With a readily determinable fair value	38	43	56
Without a readily determinable fair value	146	132	29
Interest on debt securities:
Taxable	4,847	5,235	5,027
Non-taxable	607	688	753
Other investments	2,900	1,607	641
TOTAL INTEREST INCOME	105,015	79,599	65,753

INTEREST EXPENSE:
Interest on deposits	35,838	16,571	3,682
Interest on short-term borrowings	1,117	4,060	416
Interest on long-term debt	7,265	2,619	613
TOTAL INTEREST EXPENSE	44,220	23,250	4,711
NET INTEREST INCOME	60,795	56,349	61,042
PROVISION FOR CREDIT LOSSES	1,962	2,077	250
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	58,833	54,272	60,792

NON-INTEREST INCOME:
Fiduciary income	8,445	7,091	6,468
Service charges and fees on deposit accounts	6,759	5,856	6,190
Net losses on sales of debt securities, available-for-sale	(214)	—	—
Bank owned life insurance income	1,665	1,136	1,074
Net gains from sales of loans	3,433	697	196
Other operating income	316	631	360
TOTAL NON-INTEREST INCOME	20,404	15,411	14,288

NON-INTEREST EXPENSE:
Salaries and employee benefits	35,170	29,108	28,483
Equipment expenses	1,584	1,616	1,629
Occupancy expense, net	3,725	3,301	3,067
State financial institutions tax	1,881	1,628	1,740
Marketing	1,047	1,101	1,184
Amortization of intangibles	1,142	532	478
FDIC insurance premiums, net	1,895	932	530
Computer maintenance and supplies	1,425	1,358	1,114
Contracted services	3,212	2,776	2,503
Other real estate owned	5	4	(866)
Merger-related expenses	3,442	4,656	—
Other non-interest expense	8,748	7,411	8,272
TOTAL NON-INTEREST EXPENSE	63,276	54,423	48,134

INCOME BEFORE INCOME TAXES	15,961	15,260	26,946
PROVISION FOR INCOME TAXES	2,469	2,632	4,818
NET INCOME	$13,492	12,628	22,128

Earnings per common share:
Basic	$0.97	1.10	1.93
Diluted	0.97	1.10	1.93
Weighted average common shares outstanding:
Basic	13,764,985	11,417,857	11,410,981
Diluted	13,764,985	11,417,857	11,410,981

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31,

(Dollars in thousands)

	2024	2023	2022
Net income	$13,492	12,628	22,128

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities (net of tax expense (benefit) of $777, $2,032, and $(7,546) for 2024, 2023, and 2022, respectively)	2,922	7,646	(28,391)

Reclassification adjustment for net realized loss on sale of available- for-sale securities included in net income (net of tax expense (benefit) of $(45), $0, and $0 for 2024, 2023, and 2022, respectively)	169	—	—

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of tax expense (benefit) of $15, $(7), and $65 for 2024, 2023, and 2022, respectively)	56	(28)	246

Other comprehensive income (loss)	3,147	7,618	(28,145)

TOTAL COMPREHENSIVE INCOME (LOSS)	$16,639	20,246	(6,017)

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES, AS OF YEAR-END:
Net unrealized loss on securities available-for-sale	$(19,190)	(22,281)	(29,927)
Net prepaid (unfunded) asset (liability) for nonqualified pension plan	1	(55)	(27)
Balance at year-end	$(19,189)	(22,336)	(29,954)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31,

(Dollars in thousands, except share data)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Shares	Earnings	Shares	Income (Loss)	Equity
Balance, January 1, 2022	12,414,956	$143,130	126,312	(29,029)	(1,809)	238,604
Net income	—	—	22,128	—	—	22,128
Other comprehensive loss, net of taxes	—	—	—	—	(28,145)	(28,145)
Dividend Reinvestment and Stock Purchase Plan	24,204	408	—	—	—	408
Repurchase of common stock	(1,212,634)	—	—	(23,660)	—	(23,660)
Compensation expense relating to restricted stock	32,554	531	—	—	—	531
Common stock dividends, $0.81 per share	—	—	(9,191)	—	—	(9,191)
Balance, December 31, 2022	11,259,080	144,069	139,249	(52,689)	(29,954)	200,675

Cumulative change in accounting principle - ASC 326	—	—	(1,922)	—	—	(1,922)
Balance at January 1, 2023, adjusted	11,259,080	144,069	137,327	(52,689)	(29,954)	198,753
Net income	—	—	12,628	—	—	12,628
Other comprehensive income, net of taxes	—	—	—	—	7,618	7,618
Dividend Reinvestment and Stock Purchase Plan	27,654	428	—	—	—	428
Stock issued for acquisition of Cincinnati Bancorp, Inc.	2,042,598	28,577	—	—	—	28,577
Repurchase of common stock	(199,913)	—	—	(3,326)	—	(3,326)
Compensation expense relating to restricted stock	44,150	563	—	—	—	563
Common stock dividends, $0.85 per share	—	—	(9,938)	—	—	(9,938)
Balance, December 31, 2023	13,173,569	173,637	140,017	(56,015)	(22,336)	235,303

Net income	—	—	13,492	—	—	13,492
Other comprehensive income, net of taxes	—	—	—	—	3,147	3,147
Dividend Reinvestment and Stock Purchase Plan	34,767	525	—	—	—	525
Stock issued for acquisition of Eagle Financial Bancorp, Inc.	868,001	12,187	—	—	—	12,187
Repurchase of common stock	—	—	—	13	—	13
Compensation expense relating to restricted stock	41,703	588	—	—	—	588
Common stock dividends, $0.88 per share	—	—	(12,219)	—	—	(12,219)
Balance, December 31, 2024	14,118,040	$186,937	141,290	(56,002)	(19,189)	253,036

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,492	12,628	22,128
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	604	2,989	2,744
Provision for credit losses	1,962	2,077	250
Deferred income tax provision (benefit)	1,951	(323)	(345)
Increase in cash surrender value of bank owned life insurance	(1,359)	(1,136)	(1,074)
Bank-owned life insurance benefits in excess of cash surrender value	(306)	—	—
Realized and unrealized losses from equity securities, net	9	5	292
Realized losses from sales of debt securities available-for-sale, net	214	—	—
Realized (gains) losses from sales of premises and equipment, net	(455)	(422)	455
Realized gains from sales of other real estate owned	—	—	(889)
Origination of mortgage loans for sale	(143,963)	(4,306)	(8,855)
Realized gains from sales of loans	(3,917)	(697)	(196)
Proceeds from sales of originated loans	146,508	4,346	8,953
Realized losses from sales of acquired loans	484	—	—
Proceeds from sales of acquired loans	78,698	—	—
Compensation expense related to restricted stock	588	563	531
Changes in:
Accrued income receivable	(5)	245	517
Other assets	(2,467)	8,694	2,453
Accrued interest and other liabilities	1,198	(1,303)	1,748
TOTAL ADJUSTMENTS	79,744	10,732	6,584
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	93,236	23,360	28,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity securities:
Proceeds from sales	—	963	—
Purchases of securities	(36)	(1,598)	(19)
Available for-sale debt securities:
Proceeds from sales	9,615	5,210	—
Proceeds from maturities, prepayments and calls	32,149	22,609	20,680
Purchases of securities	(20,294)	(497)	(39,331)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	3,091	3,295	4,317
Purchases of securities	(2,558)	(280)	(1,223)
Purchase of interest-bearing time deposits	(250)	—	—
Proceeds from redemption of Federal Reserve Bank stock	24	—	—
Purchase of Federal Reserve Bank stock	(1,343)	(434)	—
Proceeds from redemption of Federal Home Loan Bank stock	93	1,369	1,162
Purchase of Federal Home Loan Bank stock	(1,293)	(4,622)	(374)
Net decrease (increase) in loans	48,877	(83,709)	(31,720)
Proceeds from sales of other real estate owned	—	—	1,605
Proceeds from bank owned life insurance death benefits	514	—	—
Purchases of premises and equipment	(3,798)	(2,606)	(884)
Proceeds from sales of premises and equipment	848	654	875
Cash and cash equivalents acquired, net of cash paid for acquisition	(2,144)	1,893	—
Funding of tax credit investments	(2,101)	(2,658)	(3,470)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	61,394	(60,411)	(48,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(78,532)	8,887	(23,849)
Net increase (decrease) in short-term borrowings	(110,395)	(30,059)	71,455
Proceeds from issuance of long-term debt	50,000	95,000	15,000
Principal payments on long-term debt	(8,001)	(6,919)	(5,928)
Proceeds from issuance of common stock	525	428	408
Repurchase of common stock	13	(3,326)	(23,660)
Cash dividends paid on common stock	(12,219)	(9,938)	(9,191)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(158,609)	54,073	24,235
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,979)	17,022	4,565
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,723	22,701	18,136
CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,744	39,723	22,701

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31,
(Dollars in thousands)

	2024	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$42,532	21,740	4,677
Income taxes	—	2,735	4,130

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans to other real estate owned and repossessed assets	—	—	717
Transfer from loans held-for-investment to held-for sale	64,809	—	—
Transfer from loans held-for-sale to held-for-investment	4,817	—	—
Right-of-use assets obtained in exchange for lease obligations	$167	$—	370

See Note 2 - Business Combinations regarding non-cash transactions included in the acquisition.

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company" or “LCNB”), an Ohio corporation formed in December 1998, is a financial holding company whose principal activity is the ownership of LCNB National Bank (the "Bank").  The Bank was founded in 1877 and provides full banking services, including Wealth Management and Investment services, to customers primarily in Southwestern Ohio, Franklin County Ohio, and contiguous areas.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.  The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles and with general practices in the banking industry.

Certain prior period data presented in the Consolidated Balance Sheets for cash and due from banks and interest-bearing demand deposits have been reclassified to conform with the current year presentation.  Certain prior period data presented in the Consolidated Statements of Cash Flows for other liabilities cash flows from operating activities and tax credit investments cash flows from investing activities have been reclassified to conform with the current year presentation.

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
December 31, 2024
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

Prior to the adoption of ASC 326, declines in the fair value of debt securities below their cost that were deemed to be other-than-temporarily impaired, and for which the Company did not intend to sell the securities and it was not more likely than not that the securities would be sold before the anticipated recovery of the impairment, were separated into losses related to credit factors and losses related to other factors. The losses related to credit factors were recognized in earnings and losses related to other factors were recognized in other comprehensive income. In estimating other than temporary impairment losses, management considered the length of time and the extent to which the fair value had been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management determined that no such impairment adjustment was required to be made in the Company's Consolidated Statements of Income as of December 31, 2022.

Accrued interest receivable on HTM securities totaled $53,000 and $58,000 at December 31, 2024 and 2023, respectively, and accrued interest receivable on AFS debt securities totaled $0.9 million and $1.0 million at December 31, 2024 and 2023, respectively, and are reported in interest receivable in the Consolidated Balance Sheets. Management has made the accounting policy election to exclude accrued interest receivable on HTM and AFS securities from the estimate of credit losses as accrued interest is written off in a timely manner when deemed uncollectible.

Equity securities with a readily determinable fair value are measured at fair value with changes in fair value recognized in net income.

FHLB stock is an equity interest in the FHLB of Cincinnati.  It can be sold only at its par value of $100 per share and only to the FHLB or to another member institution.  In addition, the equity ownership rights are more limited than would be the case for a public company because of the oversight role exercised by the Federal Housing Finance Agency in the process of budgeting and approving dividends.  Federal Reserve Bank stock is similarly restricted in marketability and value.  Both investments are carried at cost, which is their par value.

FHLB and Federal Reserve Bank stock are both subject to minimum ownership requirements by member banks.  The required investments in common stock are based on predetermined formulas.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
December 31, 2024
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist. LCNB has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segment	Pool	Methodology	Loss Driver(s)
Commercial & industrial	Commercial & Industrial	Discounted Cash Flow	Weighted Combined MSA Unemployment and Coincident Economic Activity (CEA) Index for Ohio
Commercial & industrial	Commercial & Industrial - Banc Alliance/Alliance Partners Program	Discounted Cash Flow	Weighted Combined MSA Unemployment and Coincident Economic Activity (CEA) Index for Ohio
Commercial, secured by real estate	Commercial Real Estate (CRE) Non-Owner Occupied	Discounted Cash Flow	Weighted Combined MSA Unemployment and Moody's Commercial Real Estate Price Indexes (CREPI) - US Commercial
Commercial, secured by real estate	Commercial Real Estate (CRE) Owner Occupied	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Farm Real Estate	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Multifamily	Discounted Cash Flow	Weighted Combined MSA Unemployment and Moody's Commercial Real Estate Price Indexes (CREPI) - US Commercial
Commercial, secured by real estate	Other Construction, Land Development, and Other Land	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Residential real estate	Real Estate Mortgage	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Residential real estate	Second Mortgage (Residential)	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Residential real estate	Home Equity Line of Credit	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Residential real estate	Residential 1-4 Family Construction	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Consumer	Installment - Direct and ODP (Consumer)	Discounted Cash Flow	Weighted Combined MSA Unemployment
Consumer	Letter of Credit	Discounted Cash Flow/Manual	N/A
Consumer	Demand Deposit Account Overdrafts	Manual	N/A
Agricultural	Ag Production and Other Farm	Discounted Cash Flow	Weighted Combined MSA Unemployment

*"MSA" referenced above combines forecasts for Cincinnati, Dayton and Columbus metro areas.

**"Weighted" referenced above refers to weighted average of baseline and alternative scenarios

Management has chosen the discounted cash flow ("DCF") methodology to estimate the quantitative portion of the allowance for credit losses on loans for all loan pools. A Loss Driver Analysis (“LDA”) was performed for the September 30, 2024 ACL calculation, based on relevant information available at March 31, 2024, for each segment to identify potential loss drivers and create a regression model for use in forecasting cash flows. The LDA for all DCF-based pools utilized LCNB’s data and peer data from the Federal Financial Institutions Examination Council's (“FFIEC”) Call Report filings.

In creating the DCF model, as well as reviewing the model quarterly, management established a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average. Due to the infrequency of losses within the farm real estate and agricultural loan portfolios, LCNB elected to use peer data for a more statistically sound calculation.

Key assumptions in the DCF model include the probability of default (“PD”), loss given default (“LGD”), and prepayment/curtailment rates. The model-driven PD and LGD are derived using company specific and peer historical data. Prepayment and curtailment rates were calculated using third party studies of LCNB's data.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

•	The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics;
•	Model risk including statistical risk, reversion risk, timing risk, and model limitation risk;
•	Changes in the nature and volume of the portfolio and terms of loans; and
•	The lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries.

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

Accrued interest receivable totaling $7.7 million and $7.3 million at December 31, 2024 and 2023, respectively, was excluded from the amortized cost basis of the estimate of credit losses and is reported in interest receivable on the Consolidated Balance Sheets. Loans are generally placed on non-accrual status at 90 days past due or when the borrower's ability to repay becomes doubtful. When a loan is placed on non-accrual status, any accrued interest is reversed and charged against interest income.

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
December 31, 2024
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Prior to January 1, 2024, mortgage loans held for sale were generally sold with servicing rights retained. Servicing rights were released to the loan purchaser during 2024. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related mortgage loan sold, which is reduced by the cost allocated to the servicing right. LCNB generally locks in the sale price to the purchaser of the mortgage loan at the same time an interest rate commitment is made to the borrower.

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

LENDER RISK ACCOUNT

Certain loan sale transactions with the FHLB provide for establishment of a LRA. The LRA consists of amounts withheld from loan sale proceeds by the FHLB-Cincinnati for absorbing projected losses that are probable on those sold loans. These withheld funds are an asset as they are scheduled to be paid to LCNB in future years, net of any credit losses on those loans sold. The receivables are estimated by discounting the expected cash flows over the life of each master commitment contract. Changes in the discounted cash flow are recorded as gain and loss on sale of loans. Expected cash flows are re-evaluated at each measurement date. If there is an adverse change in expected cash flows, the gain and loss on sale of loans would be adjusted on a prospective basis and the asset would be evaluated for impairment.

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

A lease is classified as a finance lease if it meets any of five designated criteria. If the lease does not meet any of the five criteria, the lease is classified as an operating lease. All leases entered into by LCNB through December 31, 2024 are classified as operating leases. Lease expense is recognized on a straight-line basis over the lease term for operating leases. LCNB has adopted an accounting policy election to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. Lease expense for such leases is generally recognized on a straight-line basis over the lease term.

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
December 31, 2024
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOODWILL AND OTHER INTANGIBLE ASSETS

The acquisition method of accounting requires that assets and liabilities acquired in a business combination are recorded at fair value as of the acquisition date. The valuation of assets and liabilities often involves estimates based on third- party valuations, or internal valuations, based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Goodwill is the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.  Goodwill is not amortized, but is instead subject to an annual review for impairment. A review for impairment may be conducted more frequently than annually if circumstances indicate a possible impairment. Impairment indicators that may be considered include the condition of the economy and banking industry; estimated future cash flows; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of LCNB’s stock, and other relevant events. These and other factors could lead to a conclusion that goodwill is impaired, which would require LCNB to write off the difference between the current estimated fair value of the Company and its carrying value.

LCNB performs a goodwill impairment test on an annual basis or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on the annual impairment analysis on  November 30, 2024, it was determined that the fair value was in excess of its respective carrying value and therefore, goodwill is considered not impaired.

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
December 31, 2024
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

The Company did not select any financial instruments for the fair value election in 2024 or 2023.

SHORT-TERM BORROWINGS

Short- term borrowings consist of Federal funds purchased, FHLB advances, and borrowings from non-affiliated banks. Short-term borrowings mature within one day to 365 days of the transaction date.

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

Two companies previously acquired by the Company had defined benefit pension plans, which were assumed by the Company.  One of the assumed plans was merged into the Company's plan during 2024.

TREASURY STOCK

Common shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the weighted average method.

STOCK-BASED COMPENSATION

As of December 31, 2024, the only stock-based compensation awards outstanding are restricted stock awards. The compensation cost for restricted stock awards is based on the market price of the Company's common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The estimated cost is recognized on a straight-line basis over the period the employee is required to provide services in exchange for the award, usually the vesting period.

REVENUE FROM CONTRACTS WITH CUSTOMERS

LCNB record's revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, LCNB must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when, or as, the performance obligation is satisfied. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

Revenue- generating activities that are within the scope of ASC 606 and that are presented as non-interest income in LCNB's Consolidated Statements of Income include:

•

Fiduciary income - this includes periodic fees due from Wealth Management and Investment Services customers for managing the customers' financial assets. Fees are generally charged on a quarterly or annual basis and are recognized ratably throughout the period, as the services are provided on an ongoing basis.

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
December 31, 2024
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Federal banking regulatory agencies allow an optional phase-in period of three years for banks to absorb the impact to regulatory capital of implementing CECL. LCNB has elected not to exercise this option and the full impact of adopting ASU No. 2016-13 is included in regulatory capital as of December 31, 2024. Adoption of the ASU did not materially affect LCNB's regulatory capital ratios.

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
December 31, 2024
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures"

ASU 2023-07 was issued in November 2023 and became effective for LCNB on January 1, 2024. It changes the requirements for segment disclosures, primarily through enhancing disclosure requirements for significant segment expenses, enhancing interim disclosure requirements, clarifying circumstances in which an entity can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and modifying other disclosure requirements. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Adoption of ASU No 2023-07 did not have a material impact on LCNB's results of consolidated operations or financial position.

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

NOTE 2 - BUSINESS COMBINATIONS

Cincinnati Bancorp, Inc.

On November 1, 2023, LCNB acquired Cincinnati Bancorp, Inc. ("CNNB"), the holding company for Cincinnati Federal a federally chartered stock savings and loan association. Under the terms of the definitive merger agreement, CNNB merged with and into LCNB Corp., immediately followed by the merger of Cincinnati Federal with and into LCNB National Bank. CNNB operated four full-service offices in Cincinnati, Ohio and one full-service office in Florence, Kentucky, which became offices of LCNB after the merger. The merger significantly increased LCNB’s existing presence in the Cincinnati market and expanded LCNB’s community banking franchise across the Ohio River into the Northern Kentucky market. During the quarter ended September 30, 2024, LCNB consolidated one of the full-service branches acquired from Cincinnati Federal with a full-service branch acquired from EAGLE.Bank resulting in the closure of one branch office in Cincinnati, Ohio. The Florence, Kentucky office closed at the end of the business day on  February 27, 2025.

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
December 31, 2024
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The following table summarizes the fair value of the total consideration transferred as a part of the CNNB acquisition and the fair value of identifiable assets acquired and liabilities assumed as originally reported at December 31, 2023 and as adjusted at December 31, 2024 (in thousands):

	December 31, 2023	Adjustments	December 31, 2024
Consideration:
Cash consideration	$9,475	—	9,475
Common stock (2,042,598 shares issued at $13.99 per share)	28,576	—	28,576
Fair value of total consideration transferred	38,051	—	38,051

Identifiable Assets Acquired:
Cash and cash equivalents	11,368	—	11,368
Debt securities, available-for-sale	5,210	—	5,210
Federal Home Loan Bank stock	7,508	—	7,508
Loans, net	236,692	(732)	235,960
Premises and equipment	2,767	—	2,767
Operating lease right-of-use assets	64	—	64
Core deposit and other intangibles	8,391	—	8,391
Bank owned life insurance	4,413	—	4,413
Deferred income taxes	4,451	82	4,533
Other assets	12,950	122	13,072
Total identifiable assets acquired	293,814	(528)	293,286

Liabilities Assumed:
Deposits	210,532	—	210,532
Short-term borrowings	55,999	—	55,999
Long-term debt	5,963	—	5,963
Operating lease liabilities	68	(4)	64
Other liabilities	3,489	—	3,489
Total liabilities assumed	276,051	(4)	276,047

Total Identifiable Net Assets Acquired	17,763	(524)	17,239

Goodwill Resulting From Merger	$20,288	524	20,812

The fair value and gross contractual amounts of non-PCD loans as of the acquisition date was $231.9 million and $258.6 million, respectively. LCNB recorded a provision for credit losses on these loans of $1,722,000.

Effective October 31, 2024, management finalized the fair values of the acquired assets and assumed liabilities within the 12 month post-acquisition date, as allowed by GAAP. The loan adjustment in the table above was due to a fair value adjustment to deferred fees and costs on loans acquired. The other assets, operating lease liabilities and resulting deferred tax adjustments in the table above were related to the updated fair value adjustments.

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

Direct expenses related to the CNNB acquisition totaled $333,000 and $4,514,000 during the years ended December 31, 2024 and 2023, respectfully, and were expensed as incurred and are recorded as Merger-related expenses in the Consolidated Statements of Income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

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

The following table summarizes the fair value of the total consideration transferred as a part of the EFBI acquisition and the fair value of identifiable assets acquired and liabilities assumed as originally reported at June 30, 2024 and as adjusted at December 31, 2024 (in thousands):

	June 30, 2024	Adjustments	December 31, 2024
Consideration:
Cash consideration	$10,256	(83)	10,173
Common stock (868,001 shares issued at $14.04 per share)	12,891	(704)	12,187
Fair value of total consideration transferred	23,147	(787)	22,360

Identifiable Assets Acquired:
Cash and cash equivalents	8,029	—	8,029
Debt securities, available-for-sale	698	—	698
Federal Home Loan Bank stock	4,334	—	4,334
Loans, net	127,700	—	127,700
Premises and equipment	3,427	—	3,427
Operating lease right-of-use assets	48	—	48
Core deposit and other intangibles	3,760	—	3,760
Bank owned life insurance	3,004	—	3,004
Deferred income taxes	1,813	2,453	4,266
Other assets	2,590	482	3,072
Total identifiable assets acquired	155,403	2,935	158,338

Liabilities Assumed:
Deposits	132,435	—	132,435
Short-term borrowings	13,000	—	13,000
Operating lease liabilities	48	—	48
Other liabilities	773	(1)	772
Total liabilities assumed	146,256	(1)	146,255

Total Identifiable Net Assets Acquired	9,147	2,936	12,083

Goodwill Resulting From Merger	$14,000	(3,723)	10,277

The fair value and gross contractual amounts of non-PCD loans as of the acquisition date was $101.7 million and $112.5 million, respectively. LCNB recorded a provision for credit losses on these loans of $763,000.

As permitted by ASC No. 805-10-25, Business Combinations, the above estimated amounts may be adjusted up to one year after the closing date of the transaction to reflect any new information obtained about facts and circumstances existing at the acquisition date. While the Company believes that the information available on the merger date provided a reasonable basis for estimating fair value, additional information and evidence may be provided which will be utilized to finalize all valuations and record final adjustments during the one-year subsequent measurement period. These adjustments may include: (i) changes in deferred tax assets or liabilities related to fair value estimates and changes in the expected realization of items considered to be net operating loss carryforwards due to tax calculations still in process, and (ii) changes in goodwill as a result of the net effect of any adjustments. As such, any changes in the estimated fair value of assets will be recognized in the period the adjustment is identified.

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

Direct expenses related to the EFBI acquisition totaled $3,109,000 and $142,000 during the years ended December 31, 2024 and 2023, respectfully, and were expensed as incurred and are recorded as Merger-related expenses in the Consolidated Statements of Income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at December 31 are summarized as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2024
Debt Securities Available-for-Sale:
U.S. Treasury notes	$70,934	—	4,754	66,180
U.S. Agency notes	83,770	—	6,253	77,517
Corporate Bonds	8,200	5	449	7,756
U.S. Agency mortgage-backed securities	78,869	3	9,326	69,546
Municipal securities:
Non-taxable	4,248	—	266	3,982
Taxable	36,599	—	3,253	33,346
	$282,620	8	24,301	258,327

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$13,200	—	922	12,278
Taxable	3,129	—	474	2,655
	$16,329	—	1,396	14,933

2023
Debt Securities Available-for-Sale:
U.S. Treasury notes	$74,404	—	6,202	68,202
U.S. Agency notes	88,978	—	8,077	80,901
Corporate Bonds	7,450	—	916	6,534
U.S. Agency mortgage-backed securities	81,634	2	8,846	72,790
Municipal securities:
Non-taxable	7,416	—	245	7,171
Taxable	44,923	1	3,921	41,003
	$304,805	3	28,207	276,601

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$13,580	4	872	12,712
Taxable	3,283	—	316	2,967
	$16,863	4	1,188	15,679

The Company estimated the expected credit losses at  December 31, 2024 and  December 31, 2023 to be immaterial based on the composition of the securities portfolio.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Information concerning debt securities with gross unrealized losses at December 31, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
2024
Available-for-Sale:
U.S. Treasury notes	$3,232	—	62,948	4,754
U.S. Agency notes	3,991	137	73,526	6,116
Corporate Bonds	743	7	6,258	442
U.S. Agency mortgage-backed securities	5,806	180	63,539	9,146
Municipal securities:
Non-taxable	—	—	3,982	266
Taxable	—	—	33,286	3,253
	$13,772	324	243,539	23,977

Held-to-Maturity:
Municipal securities:
Non-taxable	$2,283	17	9,578	905
Taxable	—	—	2,655	474
	$2,283	17	12,233	1,379

2023
Available-for-Sale:
U.S. Treasury notes	$—	—	68,202	6,202
U.S. Agency notes	—	—	80,901	8,077
Corporate Bonds	734	16	5,800	900
U.S. Agency mortgage-backed securities	—	—	72,287	8,846
Municipal securities:
Non-taxable	1,540	10	5,631	235
Taxable	—	—	40,392	3,921
	$2,274	26	273,213	28,181

Held-to-Maturity:
Municipal securities:
Non-taxable	$6,012	476	5,975	396
Taxable	—	—	2,966	316
	$6,012	476	8,941	712

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

At December 31, 2024, LCNB’s securities portfolio consisted of 161 securities, 157 of which were in an unrealized loss position. At December 31, 2023, LCNB's securities portfolio consisted of 207 securities, 176 of which were in an unrealized loss position. After considering the issuers of the securities, LCNB management determined that that the unrealized losses were due to changing interest rate environments. At December 31, 2024, as LCNB had no intent to sell its debt securities before recovery of their cost basis and as it was more likely than not that it will not be required to sell its debt securities before recovery of the cost basis, no unrealized losses were deemed to represent credit losses.

Contractual maturities of debt securities at December 31, 2024 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$29,992	29,317	64	63
Due from one to five years	143,031	131,434	991	961
Due from five to ten years	30,728	28,030	9,638	9,007
Due after ten years	—	—	5,636	4,902
	203,751	188,781	16,329	14,933
U.S. Agency mortgage-backed securities	78,869	69,546	—	—
	$282,620	258,327	16,329	14,933

Debt securities with a market value of $116,186,000 and $124,367,000 at December 31, 2024 and 2023, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of debt securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2024	2023	2022
Proceeds from sales	$9,615	5,210	—
Gross realized gains	—	—	—
Gross realized losses	214	—	—

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the Consolidated Statements of Income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at December 31, 2024 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at December 31 are summarized as follows (in thousands):

	2024		2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mutual funds	$1,451	1,265	1,415	1,240
Equity securities	10	98	10	96
Total equity securities with a readily determinable fair value	$1,461	1,363	1,425	1,336

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the years ended December 31 was as follows (in thousands):

	2024	2023	2022
Net losses recognized during the period on equity securities	$(9)	(5)	(292)
Less net losses recognized on equity securities sold during the period	—	(61)	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$(9)	56	(292)

NOTE 4 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2024	2023
Commercial and industrial	$118,611	120,541
Commercial, secured by real estate:
Owner occupied	210,327	206,705
Non-owner occupied	508,531	501,108
Farmland	37,860	37,367
Multi-family	264,260	240,033
Construction	91,154	120,431
Residential real estate:
Secured by senior liens on 1-4 family dwellings	392,513	402,026
Secured by junior liens on 1-4 family dwellings	21,522	19,999
Home equity line-of-credit loans	43,064	38,579
Consumer	20,498	25,600
Agricultural	13,293	11,000
Other loans, including deposit overdrafts	179	82
	1,721,812	1,723,471
Less allowance for credit losses	12,001	10,525
Loans-net	$1,709,811	1,712,946

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $796,000 and $181,000 at December 31, 2024 and 2023, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 4 - LOANS (Continued)

Non-accrual loans by class of receivable at December 31 were as follows (dollars in thousands):

	2024		2023
	Non-accrual Loans		Non-accrual Loans
	with no Allowance	Total	with no Allowance	Total
	for Credit Losses	Non-accrual Loans	for Credit Losses	Non-accrual Loans
Commercial and industrial	$—	1,375	—	—
Commercial, secured by real estate
Owner occupied	—	—	—	—
Non-owner occupied	—	2,642	—	—
Farmland	16	16	51	51
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	73	467	29	29
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	28	28	—	—
Agricultural	—	—	—	—
Total non-accrual loans	$117	4,528	80	80

Nonaccrual loans totaled $391,000 as of December 31, 2022.

Interest income recognized on nonaccrual loans totaled $234,000 and $26,000 during the twelve months ended December 31, 2024 and 2023, respectively. Accrued interest reversed and charged against interest income for these loans totaled approximately $48,000 and $7,000 during the twelve months ended December 31, 2024 and 2023, respectively.

The ratio of non-accrual loans to total loans outstanding at December 31, 2024 and 2023 was 0.26% and 0.00%, respectively.

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
December 31, 2024
(Continued)

NOTE 4 - LOANS (Continued)

QUANTITATIVE CONSIDERATIONS

The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•

Forecast model - For each portfolio segment, an LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized peer FFIEC Call Report data for all pools and was last updated for the September 30, 2024 ACL calculation based on relevant information available at March 31, 2024.

•

Probability of default – PD is the probability that an asset will be in default within a given time frame. The Company has defined default as when a charge-off has occurred, a loan goes to non-accrual status, a loan is greater than 90 days past due, or financial difficulty modification status change. The forecast model is utilized to estimate PDs.

•	Loss given default – LGD is the percentage of the asset not expected to be collected upon default. The LGD is derived from company specific and peer loss data.
•	Prepayments and curtailments – Prepayments and curtailments are calculated based on the Company’s own data. This analysis is updated when materially relevant.
•

Forecast and reversion – At December 31, 2024, the Company utilized a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average and will continue to do so until there is a substantial change in the reliability of the Moody’s forecast provided or significant economic events. Although the CECL committee views the reversion period as more variable than the forecast period, the CECL committee believes that a six quarter reversion is an appropriate blend considering the varying spread of the economic forecasts. The forecasted increase in unemployment remained within a reasonable range of the historical average, indicating the need for a shorter reversion, while the CRE price index remained significantly negative which would indicate the need for a long reversion to get back to the positive average index. Extending the forecast and shortening the reversion periods from previous quarters has differing effects on pools based on the economic indicators used and the relation of the selected forecast range to the historical average. For example, the historical average for the Company's unemployment indicator is higher than the forecasted range utilized as of December 31, 2024. The extended forecast and reversion period ultimately decreases the reserve associated with the unemployment factor when compared to the historical average. The historical average for the CRE Price Index is higher than the significantly negative forecasted range utilized as of December 31, 2024. On the contrary, the extended forecast and reversion period ultimately increases the reserve associated with the CRE Price Index when compared to the historical average.

•

Economic forecast – the Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2024, the Company selected a forecast which forecasts unemployment between 4.93% and 5.55%, the change in Coincident Economic Activity between -0.22% and 0.80%, the change in Commercial Real Estate Price Indexes between -6.95% and -2.07%, and the change in the Home Price Index between -2.51% and 2.91% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.  As of September 30, 2024, the Company selected a forecast which forecasts unemployment between 4.86% and 5.48%, the change in Coincident Economic Activity between -0.37% and 0.83%, the change in Commercial Real Estate Price Indexes between -6.52% and -0.68%, and the change in the Home Price Index between -4.12% and 2.98%. The historical averages for LCNB’s economic indicators are unemployment – 5.75%, change in Coincident Economic Activity – 1.97%, change in Commercial Real Estate Price Indexes – 4.61%, and change in Home Price Index – 2.75%

QUALITATIVE CONSIDERATIONS

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

•	The effect of other external factors such as the regulatory, legal and technological environments, competition, and events such as natural disasters or pandemics;
•	Model risk including statistical risk, reversion risk, timing risk and model limitation risk;
•	Changes in the nature and volume of the portfolio and terms of loans; and
•	The lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 4 - LOANS (Continued)

The following table presents activity in the allowance for credit losses and a breakdown of the recorded investment in the allowance for credit losses by portfolio segment for the three years ended December 31 and a breakdown of the recorded investment in the loan portfolio by portfolio segment for the two years ended December 31 (in thousands):

		Commercial,
	Commercial	Secured by	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Other	Total
2024
Allowance for credit losses on loans:
Balance, beginning of year	$1,039	5,414	3,816	238	18	—	10,525
Acquisition of Eagle Financial Bancorp, Inc. - PCD Loans	101	8	79	—	—	—	188
Provision for (recovery of) credit losses	987	869	(736)	(44)	62	128	1,266
Acquisition of Eagle Financial Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	51	246	466	—	—	—	763
Losses charged off	(610)	—	—	(43)	(57)	(193)	(903)
Recoveries	5	—	9	69	1	78	162
Balance, end of year	$1,573	6,537	3,634	220	24	13	12,001

Individually evaluated for credit loss	$121	1,204	53	—	—	—	1,378
Collectively evaluated for credit loss	1,452	5,333	3,581	220	24	13	10,623
Balance, end of year	$1,573	6,537	3,634	220	24	13	12,001

Loans:
Individually evaluated for credit loss	$1,431	3,205	499	—	—	—	5,135
Collectively evaluated for credit loss	117,180	1,108,927	456,600	20,498	13,293	179	1,716,677
Balance, end of year	$118,611	1,112,132	457,099	20,498	13,293	179	1,721,812

Percent of loans in each category to total loans	6.9%	64.6%	26.5%	1.2%	0.8%	0.0%	100.0%
Ratio of net charge-offs to average loans	0.50%	—%	—%	(0.11)%	0.45%	54.09%	0.04%

2023
Allowance for credit losses on loans:
Balance, beginning of year, prior to adoption of ASC 326	$1,300	3,609	624	86	22	5	5,646
Impact of adopting ASC 326	$(512)	1,440	836	446	(9)	(5)	2,196
Acquisition of Cincinnati Bancorp, Inc. - PCD Loans	$—	90	403	—	—	—	493
Provision for (recovery of) credit losses	266	(176)	689	(219)	5	88	653
Acquisition of Cincinnati Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	—	451	1,268	3	—	—	1,722
Losses charged off	(15)	—	(4)	(83)	—	(166)	(268)
Recoveries	—	—	—	5	—	78	83
Balance, end of year	$1,039	5,414	3,816	238	18	—	10,525

Individually evaluated for credit loss	$2	12	5	—	—	—	19
Collectively evaluated for credit loss	1,037	5,402	3,811	238	18	—	10,506
Balance, end of year	$1,039	5,414	3,816	238	18	—	10,525

Loans:
Individually evaluated for credit loss	$107	3,293	537	—	—	—	3,937
Collectively evaluated for credit loss	120,434	1,102,351	460,067	25,600	11,000	82	1,719,534
Balance, end of year	$120,541	1,105,644	460,604	25,600	11,000	82	1,723,471

Percent of loans in each category to total loans	7.0%	64.2%	26.7%	1.5%	0.6%	—%	100.0%
Ratio of net charge-offs to average loans	0.01%	—%	—%	0.28%	—%	117.65%	0.01%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 4 - LOANS (Continued)

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

The ratio of the allowance for credit losses for loans to total loans at December 31, 2024 and 2023 was 0.70% and 0.61%, respectively.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment for the years ended December 31 (in thousands):

	2024		2023
	Amortized	Related	Amortized	Related
	Cost Basis	Allowance	Cost Basis	Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate
Owner occupied	48	—	72	—
Non-owner occupied	2,642	1,201	—	—
Farmland	16	—	51	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	527	50	—	—
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	75	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$3,308	1,251	123	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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

Consumer Loans.  LCNB’s portfolio of consumer loans generally includes secured and unsecured loans to individuals for household, family and other personal expenditures.  Secured loans include loans to fund the purchase of automobiles, recreational vehicles, boats, and similar acquisitions. Consumer loans made by LCNB generally have fixed rates and terms ranging up to 72 months, depending upon the nature of the collateral, size of the loan, and other relevant factors. Consumer loans generally have higher interest rates but pose additional risks of collectability and loss when compared to certain other types of loans. Collateral, if present, is generally subject to damage, wear, and depreciation.  The borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

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
December 31, 2024
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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 4 - LOANS (Continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at December 31 (in thousands). The December 31, 2023 table is shown for comparison purposes.

	Term Loans by Origination Year
							Revolving Loans	Revolving Loans
	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term	Total
2024
Commercial & industrial
Pass	$17,844	11,914	31,287	24,201	6,930	6,507	14,836	—	113,519
OAEM	—	—	—	—	1,416	—	—	—	1,416
Substandard	—	—	1,789	—	81	—	431	—	2,301
Doubtful	1,375	—	—	—	—	—	—	—	1,375
Total	19,219	11,914	33,076	24,201	8,427	6,507	15,267	—	118,611
Gross charge-offs	—	—	588	22	—	—	—	—	610
Commercial, secured by real estate
Pass	43,461	111,706	185,003	160,126	99,709	337,270	155,686	—	1,092,961
OAEM	—	—	3,755	1,496	175	3,640	—	—	9,066
Substandard	—	—	7,399	—	—	2,706	—	—	10,105
Doubtful	—	—	—	—	—	—	—	—	—
Total	43,461	111,706	196,157	161,622	99,884	343,616	155,686	—	1,112,132
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	33,898	60,232	73,984	86,712	52,241	104,254	41,482	—	452,803
OAEM	—	—	—	—	—	207	—	—	207
Substandard	—	394	—	289	480	2,912	14	—	4,089
Doubtful	—	—	—	—	—	—	—	—	—
Total	33,898	60,626	73,984	87,001	52,721	107,373	41,496	—	457,099
Gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer
Pass	6,553	5,053	3,598	2,792	1,900	491	66	—	20,453
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	41	—	—	4	—	—	45
Doubtful	—	—	—	—	—	—	—	—	—
Total	6,553	5,053	3,639	2,792	1,900	495	66	—	20,498
Gross charge-offs	—	1	39	3	—	—	—	—	43
Agricultural
Pass	289	1,458	378	149	309	29	10,681	—	13,293
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	289	1,458	378	149	309	29	10,681	—	13,293
Gross charge-offs	—	—	—	—	57	—	—	—	57
Other
Pass	—	—	—	—	—	—	179	—	179
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	179	—	179
Gross charge-offs	—	—	—	—	—	—	193	—	193
Total loans	$103,420	190,757	307,234	275,765	163,241	458,020	223,375	—	1,721,812

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 4 - LOANS (Continued)

	Term Loans by Origination Year
							Revolving Loans	Revolving Loans
	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term	Total
2023
Commercial & industrial
Pass	$17,169	30,518	29,587	11,426	2,732	5,641	16,919	113	114,105
OAEM	—	—	1,474	—	—	—	—	—	1,474
Substandard	—	1,813	—	105	1,592	137	1,315	—	4,962
Doubtful	—	—	—	—	—	—	—	—	—
Total	17,169	32,331	31,061	11,531	4,324	5,778	18,234	113	120,541
Gross charge-offs	—	—	—	—	—	15	—	—	15
Commercial, secured by real estate
Pass	99,055	200,735	156,865	109,810	92,895	283,564	141,354	6,056	1,090,334
OAEM	—	7,671	—	—	—	3,004	—	—	10,675
Substandard	—	—	—	—	1,648	2,987	—	—	4,635
Doubtful	—	—	—	—	—	—	—	—	—
Total	99,055	208,406	156,865	109,810	94,543	289,555	141,354	6,056	1,105,644
Gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	55,232	83,511	107,120	62,177	19,208	95,643	33,800	—	456,691
OAEM	—	—	—	—	—	18	—	—	18
Substandard	—	446	—	217	—	3,062	170	—	3,895
Doubtful	—	—	—	—	—	—	—	—	—
Total	55,232	83,957	107,120	62,394	19,208	98,723	33,970	—	460,604
Gross charge-offs	—	—	—	—	4	—	—	—	4
Consumer
Pass	8,087	5,820	4,868	4,671	1,382	304	460	—	25,592
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8	—	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
Total	8,087	5,820	4,868	4,671	1,390	304	460	—	25,600
Gross charge-offs	—	—	62	21	—	—	—	—	83
Agricultural
Pass	1,883	464	197	694	46	31	7,685	—	11,000
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,883	464	197	694	46	31	7,685	—	11,000
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	82	—	82
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	82	—	82
Gross charge-offs	—	—	—	—	—	—	166	—	166
Total loans	$181,426	330,978	300,111	189,100	119,511	394,391	201,785	6,169	1,723,471

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 4 - LOANS (Continued)

LCNB generally performs a classification of assets review, including the regulatory classification of assets, on an ongoing basis. The results of the classification of assets review are validated annually by an independent third-party loan review firm. In the event of a difference in rating or classification between those assigned by the internal and external resources, the Company will utilize the more critical or conservative rating or classification. Loans with regulatory classifications are presented monthly to the Board of Directors.

LCNB evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 4 - LOANS (Continued)

A loan portfolio aging analysis by class segment at December 31 is as follows (in thousands):

							90 Days
							or More
	30-59 Days	60-89 Days	90 Days or More	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
2024
Commercial & industrial	$666	—	—	666	117,945	118,611	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	210,327	210,327	—
Non-owner occupied	—	—	2,642	2,642	505,889	508,531	—
Farmland	460	—	—	460	37,400	37,860	—
Multi-family	—	—	—	—	264,260	264,260	—
Construction	—	—	—	—	91,154	91,154	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	1,948	249	237	2,434	390,079	392,513	57
Secured by junior liens on 1-4 family dwellings	—	8	—	8	21,514	21,522	—
Home equity line-of-credit loans	72	—	33	105	42,959	43,064	33
Consumer	10	—	28	38	20,460	20,498	—
Agricultural	—	—	—	—	13,293	13,293	—
Other	179	—	—	179	—	179	—
Total	$3,335	257	2,940	6,532	1,715,280	1,721,812	90

2023
Commercial & industrial	$—	—	—	—	120,541	120,541	—
Commercial, secured by real estate:
Owner occupied	—	—	72	72	206,633	206,705	72
Non-owner occupied	2,645	—	—	2,645	498,463	501,108	—
Farmland	—	—	—	—	37,367	37,367	—
Multi-family	—	—	—	—	240,033	240,033	—
Construction	—	—	—	—	120,431	120,431	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	1,020	414	29	1,463	400,563	402,026	—
Secured by junior liens on 1-4 family dwellings	27	—	—	27	19,972	19,999	—
Home equity line-of-credit loans	174	30	—	204	38,375	38,579	—
Consumer	136	—	—	136	25,464	25,600	—
Agricultural	—	—	—	—	11,000	11,000	—
Other	82	—	—	82	—	82	—
Total	$4,084	444	101	4,629	1,718,842	1,723,471	72

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 4 - LOANS (Continued)

From time to time, the terms of certain loans are modified when concessions are granted to borrowers experiencing financial difficulties. Each modification is separately negotiated with the borrower and includes terms and conditions that reflect the borrower's ability to pay the debt as modified. The modification of the terms of such loans may have included one, or a combination of, the following: an interest rate reduction, term extension, forgiveness of principal, or an other-than-insignificant payment delay.

Excluding individually evaluated collateral dependent loans that are measured at fair value, the following table presents the amortized cost basis of loans modified during the year for borrowers who were experiencing financial difficulty at the time of modification, disaggregated by class of financing receivable and type of concession granted (in thousands), as of December 31, 2024:

					Combination -	Combination -
	Interest Rate	Extended	Principal	Payment	Extended Maturity and	Interest Rate Reduction and	Total	Percent of
	Reduction	Maturity	Forgiveness	Deferral	Payment Deferral	Payment Deferral	Modifications	Total Class
2024
Commercial & industrial	—	77	—	—	—	—	77	0.06%
Commercial, secured by real estate, owner occupied	—	175	—	—	—	—	175	0.08%
Residential real estate, secured by senior liens on 1-4 family dwellings	—	—	—	—	—	20	20	0.01%
Consumer	—	—	—	—	28	—	28	0.14%
Total	$—	252	—	—	28	20	300

The amortized cost basis of loans that were modified for borrowers experiencing financial difficulty during 2023 was zero as of  December 31, 2023. As of December 31, 2022, the amortized cost basis of loans that were modified for borrowers experiencing financial difficulty during 2022 was also zero.

LCNB was not committed to lend additional funds to borrowers who were granted loan modifications while experiencing financial difficulty at  December 31, 2024 or December 31, 2023.

During the year ended December 31, 2024, one borrower defaulted on two consumer loans which, during the twelve months prior to their default, underwent maturity-extension and payment-deferral modifications while the borrower was known to be experiencing financial difficultly. At December 31, 2024, the amortized cost basis of these two consumer loans totaled $28,000. No other loans defaulted during 2024 which, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty. During the years ended December 31, 2023 and 2022, no loans defaulted which, within the twelve months preceding their default, were modified for borrowers experiencing financial difficulty.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying Consolidated Balance Sheets.  The unpaid principal balances of those loans at December 31, 2024 and 2023 were approximately $397.6 million and $391.8 million, respectively.

NOTE 5 - PURCHASED CREDIT DETERIORATED LOANS

LCNB acquired loans through the merger with EFBI for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans at acquisition on April 12, 2024 is as follows (in thousands):

2024
Purchase price of loans at acquisition	$2,811
Allowance for credit losses at acquisition	188
Non-credit discount/(premium) at acquisition	253
Par value of acquired loans at acquisition	$3,252

The following table provides, as of December 31, the major classifications of purchased credit deteriorated loans acquired (in thousands):

2024
Commercial & industrial	$176
Commercial, secured by real estate	365
Residential real estate	2,232
Total	$2,773

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 5 - PURCHASED CREDIT DETERIORATED LOANS (continued)

Activity during 2024 for the accretable discount related to purchased credit deteriorated loans is as follows (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Accretable discount, beginning of period	1,467	—
Accretable discount acquired during period from merger with CNNB	—	1,486
Accretable discount acquired during period from merger with EFBI	253	—
Less loans transferred to held-for-sale	396	—
Less accretion	211	19
Accretable discount, end of year	1,113	1,467

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in other assets in the Consolidated Balance Sheets. LCNB did not hold other real estate owned properties at December 31, 2024 or 2023, and there were no changes in other real estate owned during 2024 or 2023.

LCNB's investment in residential consumer mortgage loans secured by residential real estate in the process of foreclosure was approximately $33,000 at December 31, 2024.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2024	2023
Land	$9,256	8,789
Buildings	42,518	32,321
Equipment	19,588	18,568
Construction in progress	15	5,143
Total	71,377	64,821
Less accumulated depreciation	30,328	28,519
Premises and equipment, net	$41,049	36,302

Depreciation charged to expense was $2,085,000 in 2024, $1,881,000 in 2023, and $1,897,000 in 2022.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 8 - LEASES

LCNB has capitalized operating leases for its Union Village, Fairfield, Barron Street, and Worthington offices, for the land at its Oxford and Oakwood offices, for the Milford Lending Office, for certain office equipment, and for its ATMs. The Oakwood lease has a remaining term of 11.6 years with options to renew for six additional periods of five years each. The Oxford lease has a remaining term of 34.5 years with no renewal options. The other leases have remaining terms of less than one year up to six years, some of which contain options to renew the leases for additional five-year periods.

Lease expenses for offices are included in the Consolidated Statements of Income in occupancy expense, net and lease expenses for equipment and ATMs are included in equipment expenses. Components of lease expense for the years ended December 31 are as follows (in thousands):

	2024	2023	2022
Operating lease expense	$959	890	616
Short-term lease expense	47	70	243
Variable lease expense	41	8	4
Other	38	29	11
Total lease expense	$1,085	997	874

Other information related to leases at December 31 are as follows (dollars in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,011	911	623
Right-of-use assets obtained in exchange for new operating lease liabilities	$167	—	370
Weighted average remaining lease term in years for operating leases	33.2	33.0	33.4
Weighted average discount rate for operating leases	3.67%	3.53%	3.46%

Future payments due under operating leases as of December 31, 2024 are as follows (in thousands):

2025	$554
2026	381
2027	353
2028	274
2029	278
Thereafter	9,714
11,554
Less effects of discounting	5,439
Operating lease liabilities recognized	$6,115

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill during 2024 and 2023 were as follows (in thousands):

	2024	2023
Balance, beginning of year	$79,509	59,221
Additions from acquisition of CNNB	524	20,288
Additions from acquisition of EFBI	10,277	—
Balance, end of year	$90,310	79,509

Core deposit and other intangible assets in the Consolidated Balance Sheets at December 31 were as follows (in thousands):

	2024			2023
	Gross		Net	Gross		Net
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$17,268	9,263	8,005	13,508	8,120	5,388
Mortgage servicing rights	5,575	2,476	3,099	5,881	1,775	4,106
Total	$22,843	11,739	11,104	19,389	9,895	9,494

The estimated aggregate future amortization expense for each of the next five years for core deposit intangible assets as of December 31, 2024 is as follows (in thousands):

2025	$1,075
2026	914
2027	913
2028	916
2029	913

Amortization of mortgage servicing rights is an adjustment to loan servicing income, which is included with other operating income in the Consolidated Statements of Income.  Activity in mortgage servicing rights included in other assets in the Consolidated Balance Sheets during the years ended December 31 was as follows (in thousands):

	2024	2023	2022
Balance, beginning of year	$4,106	871	1,039
Amount obtained through merger with CNNB	—	3,427	—
Amount capitalized to mortgage servicing rights	—	48	100
Amortization of mortgage servicing rights	(1,007)	(240)	(268)
Balance, end of year	$3,099	4,106	871

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

At December 31, 2024, the fair value of servicing rights was $4,498,000, which was determined using a discount rate of 10.50% and an average prepayment rate of 6.63%. At December 31, 2023, the fair value of servicing rights was $5,023,000, which was determined using discount rate of 11.00% and an average prepayment rate of 6.86%. As estimated fair values were greater than the carrying value of LCNB's mortgage servicing rights, management determined that a valuation allowance was not necessary.

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

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2024	2023
Affordable housing tax credit investment	$18,950	16,950
Less amortization	6,044	4,626
Net affordable housing tax credit investment	$12,906	12,324

Unfunded commitment	$4,426	4,527

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the Consolidated Balance Sheets.

LCNB expects to fund the unfunded commitment over twelve years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2024	2023	2022
Tax credits and other tax benefits recognized	$1,737	1,658	1,394
Tax credit amortization expense included in provision for income taxes	1,419	1,358	1,142

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 11 - DEPOSITS

The following table presents the composition of LCNB's deposits at  December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Demand deposit	$459,619	462,267
Interest-bearing demand and money fund deposits	540,884	643,989
Savings deposits	367,205	379,162
IRA and time certificates	510,584	338,971
Total	$1,878,292	1,824,389

Contractual maturities of time deposits at December 31, 2024 were as follows (in thousands):

Three months or less	$101,314
Over three through six months	124,169
Over six through twelve months	230,925
Total 2025	456,408
2026	46,659
2027	3,899
2028	1,647
2029	1,534
Thereafter	437
$510,584

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2024 and 2023 was $107,838,000 and $50,169,000, respectively. While the acquisition of EFBI contributed to the increase in the total amount of time deposits in denominations of $250,000 or more, most of the growth was generated organically. LCNB offered a special rate promotion for time deposits, accompanied by a bonus rate promotion for new deposits, during much of the 2024 period.

NOTE 12 - BORROWINGS

Long-term debt at December 31 was as follows (in thousands):

	2024		2023
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
FHLB advances	$145,000	4.62%	100,969	4.87%
Term loan	10,153	4.25%	12,154	4.25%
Total long-term debt	$155,153	4.60%	113,123	4.80%

The term loan is with a correspondent financial institution and bears a fixed interest rate of 4.25%, amortizes quarterly, and has a final balloon payment due on June 15, 2025.

Contractual maturities of long-term debt at December 31 by year of maturity were as follows (dollars in thousands):

	2024	2023
Maturing within one year	$10,153	4,988
Maturing one year through two years	25,000	13,135
Maturing two years through three years	35,000	25,000
Maturing three years through four years	45,000	25,000
Maturing four years through five years	30,000	25,000
Thereafter	10,000	20,000
Total	$155,153	113,123

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 12 - BORROWINGS (continued)

Short-term borrowings at December 31 were as follows (dollars in thousands):

	2024		2023
	Outstanding	Average	Outstanding	Average
	Balance	Rate	Balance	Rate
Revolving line of credit	$—	—%	—	—%
Lines of credit	—	—%	21,395	6.00%
FHLB short-term advances	—	—%	76,000	5.53%
	$—	—%	$97,395	5.63%

At December 31, 2024 and 2023, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $10 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2025.

At December 31, 2024, the Company had short-term line of credit borrowing arrangements with three correspondent financial institutions.  Under the terms of the first arrangement, the Company can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. At December 31, 2024 and 2023, the outstanding balance of this arrangement totaled $0 and $21.4 million, respectively. Under the terms of the second arrangement, the Company can borrow up to $50 million at an interest rate equal to the FOMC rate plus a spread of 25 basis points. Under the terms of the third arrangement, the Company can borrow up to $25 million at the interest rate in effect at the time of the borrowing.

All long- and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of the Company’s 1-4 family first lien mortgage loans in the amount of approximately $410 million and $417 million at  December 31, 2024 and 2023, respectively.  Remaining borrowing capacity with the FHLB, including both long- and short-term borrowings, at  December 31, 2024 was approximately $115.4 million. LCNB could increase its remaining borrowing capacity by purchasing more stock in the FHLB.

NOTE 13 - INCOME TAXES

The provision for federal income taxes consists of (in thousands):

	2024	2023	2022
Income taxes currently payable	$518	2,955	5,163
Deferred income tax provision (benefit)	1,951	(323)	(345)
Provision for income taxes	$2,469	2,632	4,818

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 13 - INCOME TAXES (continued)

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from -
Tax exempt interest	(0.7)%	(0.9)%	(0.6)%
Tax exempt income on bank owned life insurance	(2.2)%	(1.6)%	(0.8)%
Captive insurance premium income	(1.5)%	(0.8)%	(0.9)%
Affordable housing tax credit limited partnerships	(2.0)%	(2.0)%	(0.8)%
Nondeductible merger-related expenses	0.9%	1.7%	—%
Other, net	0.0%	(0.2)%	—%
Effective tax rate	15.5%	17.2%	17.9%

Deferred tax assets and liabilities, included in the Consolidated Balance Sheets with other assets, consist of the following at December 31 (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses	$2,530	2,217
Net unrealized losses on investment securities available-for-sale	5,101	5,923
Fair value adjustment on loans acquired from mergers	4,981	5,895
Benefit plans	203	277
Deferred compensation	556	580
Minimum pension liability	—	15
Operating lease liabilities	1,198	1,242
Net operating loss carryforwards	4,551	—
Tax credit carryforwards	718	—
Other	420	478
	20,258	16,627
Deferred tax liabilities:
Depreciation of premises and equipment	(1,527)	(1,395)
Amortization of intangibles	(3,588)	(2,808)
Mortgage servicing rights	(653)	(865)
Prepaid expenses	(575)	(525)
FHLB stock dividends	(589)	(501)
Operating lease right-of-use assets	(1,198)	(1,243)
Fair value adjustment on time deposits acquired from mergers	—	(222)
Deferred gain on loans sold	(305)	(305)
Other, net	(130)	(198)
	(8,565)	(8,062)
Net deferred tax assets (liabilities)	$11,693	8,565

As of December 31, 2024 and 2023 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the Consolidated Statements of Income for the three-year period ended December 31, 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 13 - INCOME TAXES (continued)

As of December 31, 2024, as a result of the acquisitions of CNNB and EFBI, the Company has federal net operating loss carryforwards of $547,000, which expire beginning in 2027, and $21,079,000 that do not expire.  The use of the federal net operating loss carryforwards are limited by Internal Revenue Code Section 382, but they are currently expected to be utilized before their respective expiration dates.

The Company is no longer subject to examination by federal tax authorities for years before 2021.

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

The Account Protection product, a customer deposit overdraft program, is offered as a service and does not constitute a contract between the customer and LCNB.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2024	2023
Commitments to extend credit:
Commercial loans	$7,881	28,111
Other loans:
Fixed rate	21,613	15,349
Adjustable rate	1,998	1,946
Unused lines of credit:
Fixed rate	10,403	21,532
Adjustable rate	231,046	184,056
Unused overdraft protection amounts on demand accounts	17,566	16,418
Standby letters of credit	5	5
	$290,512	267,417

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
December 31, 2024
(Continued)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Activity in the allowance for credit losses on off-balance sheet credit exposures for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Twelve Months Ended
	2024	2023
Balance, beginning of year	$281	—
Impact of adopting ASC 326	—	571
Acquisition of Cincinnati Bancorp, Inc.	—	21
Acquisition of Eagle Financial Bancorp, Inc.	48	—
Provision for (recovery of) credit losses	(66)	(296)
Losses charged off	—	(15)
Balance, end of year	$263	$281

Capital expenditures include: the construction or acquisition of new office buildings; improvements to LCNB's offices; purchases of furniture and equipment; and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of December 31, 2024 totaled approximately $10,000.

The Company and the Bank are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to LCNB's consolidated financial position or results of operations.

NOTE 15 - REGULATORY MATTERS AND IMPACT ON PAYMENT OF DIVIDENDS

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2025, the restrictions generally limit dividends to the aggregate of net income for the year 2025 plus the net earnings retained for 2024 and 2023.  If dividends exceed net income for a year, a bank is generally not required to carry forward the negative amount resulting from such excess if the bank can attribute the excess to the preceding two years. If the excess is greater than the bank's previously undistributed net income for the preceding two years, prior OCC approval of the dividend is required and a negative amount would be carried forward in future dividend calculations. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.

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
December 31, 2024
(Continued)

NOTE 15 - REGULATORY MATTERS AND IMPACT ON PAYMENT OF DIVIDENDS (continued)

For various regulatory purposes, financial institutions are classified into categories based upon capital adequacy:

		Minimum
		Requirement
		with Capital
	Minimum	Conservation	To Be Considered
	Requirement	Buffer	Well-Capitalized
Ratio of Common Equity Tier 1 Capital to risk-weighted assets	4.5%	7.0%	6.5%
Ratio of tier 1 capital to risk-weighted assets	6.0%	8.5%	8.0%
Ratio of total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	8.0%	10.5%	10.0%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	4.0%	N/A	5.0%

As of the most recent notification from its regulators, the Bank was categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's category.

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. It could be used beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB did not qualify to use the simplified approach for its  December 31, 2024 or  December 31, 2023 regulatory capital calculations.

A summary of the regulatory capital of the Bank at December 31 follows (dollars in thousands):

	2024	2023
Regulatory Capital:
Shareholders' equity	$259,811	242,528
Goodwill and other intangible assets	(100,279)	(84,897)
Accumulated other comprehensive loss	19,189	22,336
Tier 1 risk-based capital	178,721	179,967
Eligible allowance for credit losses	11,805	10,318
Total risk-based capital	$190,526	190,285
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	9.94%	10.17%
Tier 1 capital to risk-weighted assets	9.94%	10.17%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	10.60%	10.75%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	7.94%	8.05%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive loss for 2024 and 2023 were as follows (in thousands):

	2024			2023
	Unrealized Gains	Changes in		Unrealized Gains	Changes in
	(Losses) on	Pension Plan Assets		(Losses) on	Pension Plan Assets
	Available-for-Sale	and Benefit		Available-for-Sale	and Benefit
	Securities	Obligations	Total	Securities	Obligations	Total
Balance at beginning of year	$(22,281)	(55)	(22,336)	(29,927)	(27)	(29,954)
Other comprehensive income (loss), net of taxes	2,922	56	2,978	7,646	(28)	7,618
Reclassifications	169	—	169	—	—	—
Balance at end of year	$(19,190)	1	(19,189)	(22,281)	(55)	(22,336)

Reclassifications out of accumulated other comprehensive loss for 2024 and 2023 and the affected line items in the consolidated statements of income were as follows (in thousands):

	2024	2023	Affected Line Item in the Consolidated Statements of Income
Realized losses from sales of debt securities, available-for-sale	$(214)	—	Net losses on sales of debt securities, available-for-sale
Income tax benefit	(45)	—	Provision for income taxes
Reclassification adjustment, net of taxes	$(169)	—

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

The LCNB plan was at least 80% funded as of July 1, 2024 and 2023.  The former CNNB plan was between 65% and 80% funded as of July 1, 2024 and 2023. A funding improvement or rehabilitation plan has not been implemented for either plan, nor has a surcharge been paid to either plan. The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the Consolidated Statements of Income for the years ended December 31 were as follows (in thousands):

	2024	2023	2022
Qualified noncontributory defined benefit retirement plan	$1,246	1,211	1,298
401(k) plan	798	701	636

The Company expects a total minimum contribution of $249,000 to the LCNB and former CNNB qualified noncontributory defined benefit retirement plans in 2025.

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2024 and 2023, the amount of the liability for this plan was, respectively, $115,000 and $122,000, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2024 and 2023 was $2,640,000 and $2,754,000, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2024 and 2023 is $138,000 and $570,000, respectively. The average discount rate used to determine the present value of the obligations was approximately 4.75% in 2024 and 5.7% in 2023. There were no service costs associated with the plans for 2024, 2023, or 2022.  Interest costs were $9,000, $26,000, and $36,000 for 2024, 2023, and 2022, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2024	2023	2022
Service cost	$—	—	—
Interest cost	72	77	54
Amortization of unrecognized (gain) loss	—	—	8
Net periodic pension cost	$72	77	62

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2024	2023	2022
Projected benefit obligation at beginning of year	$1,573	1,606	1,999
Service cost	—	—	—
Interest cost	72	77	54
Actuarial (gain) or loss	(72)	35	(303)
Benefits paid	(145)	(145)	(144)
Projected benefit obligation at end of year	$1,428	1,573	1,606

Projected benefit obligations for the nonqualified defined benefit retirement plan are included in other liabilities in the Consolidated Balance Sheets.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2024 and 2023 was $1,428,000 and $1,573,000 respectively.

At December 31, 2024 and 2023, unrecognized net gain of $1,000 and unrecognized net loss of $55,000, respectively, were included in accumulated other comprehensive income (loss).

Amounts recognized in accumulated other comprehensive loss, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2024	2023	2022
Net actuarial (gain) or loss	$(57)	28	(246)

The estimated unrecognized net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2025 for the nonqualified defined benefit retirement plan is $0.

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2024	2023	2022
Benefit obligation:
Discount rate	5.54%	4.83%	5.02%
Salary increase rate	N/A	N/A	N/A

Net periodic pension cost:
Discount rate	4.83%	5.02%	2.83%
Salary increase rate	N/A	N/A	N/A
Amortization period in years	17.82	18.61	19.41

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

The nonqualified defined benefit retirement plan is not funded. Therefore, no contributions will be made in 2025.

Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2024 are (in thousands):

2025	$144
2026	144
2027	143
2028	142
2029	138
2030 - 2034	601

NOTE 18 - STOCK-BASED COMPENSATION

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	79,017	$17.94	58,314	$17.99	44,512	$17.08
Granted	41,703	13.87	44,150	17.84	32,554	19.25
Vested	(36,127)	16.39	(23,447)	17.89	(18,752)	18.01
Forfeited	—		—	—	—	—
Nonvested at December 31,	84,593	$16.59	79,017	$17.94	58,314	$17.99

At December 31, 2024, there were 84,593 restricted stock awards outstanding with an approximate stock value of $1,280,000 based on that day's closing stock price. At December 31, 2023, there were 79,017 restricted stock awards outstanding with an approximate stock value of $1,246,000 based on that day's closing stock price. The grant date fair value of restricted stock awards was $578,000 and $788,000 in 2024 and 2023, respectively. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into income over the vesting period.

Total expense related to restricted stock awards included in salaries and wages in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 was $588,000, $563,000, and $531,000 respectively. The related tax benefit for the years ended December 31, 2024, 2023, and 2022 was $124,000, $118,000, and $111,000, respectively.

Unrecognized compensation expense for restricted stock awards was $900,000 at December 31, 2024 and is expected to be recognized over a period of 4.2 years.

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

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2024	2023	2022
Net income	$13,492	12,628	22,128
Less allocation of earnings and dividends to participating securities	82	86	114
Net income allocated to common shareholders	$13,410	12,542	22,014

Weighted average common shares outstanding, gross	13,849,578	11,497,330	11,469,676
Less average participating securities	84,593	79,473	58,695
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	13,764,985	11,417,857	11,410,981
Add dilutive effect of:
Stock options	—	—	—
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	13,764,985	11,417,857	11,410,981

Earnings per common share:
Basic	$0.97	1.10	1.93
Diluted	0.97	1.10	1.93

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 20 - RELATED PARTY TRANSACTIONS

LCNB has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2024	2023
Beginning balance	$2,464	2,192
New loans and advances	75	436
Change in composition of related parties	178	—
Reductions	(393)	(164)
Ending Balance	$2,324	2,464

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2024 and 2023 amounted to $2,618,000 and $2,721,000, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

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

Debt Securities, Available-for-Sale

The majority of LCNB's financial debt securities are classified as available-for-sale.  The securities are reported at fair value with unrealized holding gains and losses reported net of income taxes in accumulated other comprehensive loss. LCNB utilizes a pricing service for determining the fair values of its debt securities.  Methods and significant assumptions used to estimate fair value are as follows:

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
December 31, 2024
(Continued)

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of
		the Reporting Period Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
2024
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$98	98	—	—
Mutual funds measured at net asset value	1,265	1,265	—	—

Debt securities available-for-sale:
U.S. Treasury notes	66,180	66,180	—	—
U.S. Agency notes	77,517	—	77,517	—
Corporate bonds	7,756	—	7,756	—
U.S. Agency mortgage-backed securities	69,546	—	69,546	—
Municipal securities:
Non-taxable	3,982	—	3,982	—
Taxable	33,346	—	33,346	—
Total recurring fair value measurements	$259,690	67,543	192,147	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	1,816	—	—	1,816
Total nonrecurring fair value measurements	$1,816	—	—	1,816

2023
Recurring fair value measurement:
Equity securities with a readily determinable fair value:
Equity securities	$96	96	—	—
Mutual funds measured at net asset value	1,240	1,240	—	—

Debt securities available-for-sale:
U.S. Treasury notes	68,202	68,202	—	—
U.S. Agency notes	80,901	—	80,901	—
Corporate bonds	6,534	—	6,534	—
U.S. Agency mortgage-backed securities	72,790	—	72,790	—
Municipal securities:
Non-taxable	7,171	—	7,171	—
Taxable	41,003	—	41,003	—
Total recurring fair value measurements	$277,937	69,538	208,399	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	—	—	—	—
Total nonrecurring fair value measurements	$—	—	—	—

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2024 and 2023 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2024
Individually evaluated collateral dependent loans	$1,816	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

2023
Individually evaluated collateral dependent loans	$—	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31, excluding financial instruments recorded at fair value, were as follows (in thousands):

			Fair Value Measurements at the End of
			the Reporting Period Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
2024
FINANCIAL ASSETS:
Cash and cash equivalents	$35,744	35,744	35,744	—	—
Debt securities, held-to-maturity	16,324	14,929	—	14,929	—
Loans, net	1,709,811	1,659,244	—	—	1,659,244
Loans held-for-sale	5,556	5,556	—	5,556	—
Accrued interest receivable	8,701	8,701	—	8,701	—
Lender risk account	6,033	6,033	—	—	6,033

FINANCIAL LIABILITIES:
Deposits	1,878,292	1,887,331	1,367,709	519,622	—
Short-term borrowings	—	—	—	—	—
Long-term debt	155,153	156,523	—	156,523	—
Accrued interest payable	2,482	2,482	—	2,482	—

2023
FINANCIAL ASSETS:
Cash and cash equivalents	$39,723	39,723	39,723	—	—
Debt securities, held-to-maturity	16,858	15,679	—	—	15,679
Loans, net	1,712,946	1,534,406	—	—	1,534,406
Accrued interest receivable	8,405	8,405	—	8,405	—
Lender risk account	2,262	2,262	—	—	2,262

FINANCIAL LIABILITIES:
Deposits	1,824,389	1,824,105	1,485,418	338,687	—
Short-term borrowings	97,395	97,395	—	97,395	—
Long-term debt	113,123	112,986	—	112,986	—
Accrued interest payable	1,697	1,697	—	1,697	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at December 31, 2024 and 2023.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., at the parent company level only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2024	2023
Assets:
Cash on deposit with subsidiary	$55	2,370
Cash on deposit with unrelated depository institution	54	48
Investment in subsidiaries	262,297	244,344
Other assets	1,123	872
Total assets	$263,529	247,634

Liabilities:
Long-term debt	10,153	12,154
Other liabilities	340	177
Total liabilities	10,493	12,331

Shareholders' equity	253,036	235,303
Total liabilities and shareholders' equity	$263,529	247,634

Condensed Statements of Income
Year ended December 31,	2024	2023	2022
Income:
Dividends from subsidiaries	$22,540	30,015	17,850
Interest and dividends	2	10	35
Other income (loss), net	11	(62)	(123)
Total income	22,553	29,963	17,762

Total expenses	3,511	4,112	3,305

Income before income tax benefit and equity in undistributed income of subsidiaries	19,042	25,851	14,457
Income tax benefit	(703)	(738)	(705)
Equity in undistributed income (loss) of subsidiaries	(6,253)	(13,961)	6,966
Net income	$13,492	12,628	22,128

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income	$13,492	12,628	22,128
Adjustments for non-cash items -
Increase (decrease) in undistributed income of subsidiaries	6,253	13,961	(6,966)
Other, net	1,011	292	636
Net cash flows provided by operating activities	20,756	26,881	15,798

Cash flows from investing activities:
Proceeds from sales of equity securities	—	963	—
Cash paid for business acquisition, net of cash received	(9,382)	(9,208)	—
Net cash flows provided by (used in) investing activities	(9,382)	(8,245)	—

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	—	(3,000)	3,000
Proceeds from long-term debt	—	—	15,000
Principal payments on long-term debt	(2,001)	(1,918)	(928)
Proceeds from issuance of common stock	525	428	409
Payments to repurchase common stock	12	(3,326)	(23,660)
Cash dividends paid on common stock	(12,219)	(9,938)	(9,191)
Other	—	—	—
Net cash flows used in financing activities	(13,683)	(17,754)	(15,370)
Net change in cash	(2,309)	882	428
Cash at beginning of year	2,418	1,536	1,108
Cash at end of year	$109	2,418	1,536

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Continued)

NOTE 23 - SEGMENT INFORMATION

LCNB has one reportable segment which is determined by the members of the executive team, who, as a group, act as the designated chief operating decision makers, based upon information provided about LCNB's products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision makers, who use such information to review performance of various components of the business, such as branches, which are then aggregated if operating performance, products and services, and customers are similar. The chief operating decision makers will evaluate the financial performance of LCNB's business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing LCNB's segment and in determining the allocation of resources. The chief operating decision makers use revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision makers use consolidated net income to benchmark LCNB against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for the reportable segment are the same as those described in Note 1. Segment performance is evaluated using consolidated net income.

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

Management assessed LCNB’s internal controls as of December 31, 2024, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2024, LCNB’s internal control over financial reporting met the criteria.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2024, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

Item 9B.  Other Information

(a) Information required to be disclosed in a report on Form 8-K.

None.

(b) Insider trading arrangements.

During the three months ended December 31, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held May 19, 2025 (the "Proxy Statement"), which will be filed no later than 120 days from the end of the fiscal year ended December 31, 2024, are incorporated by reference into Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning the Executive Officers and Directors of the Registrant is incorporated herein by reference under the caption "Directors and Executive Officers" of the Proxy Statement.

The information required by this item concerning the Audit Committee is incorporated herein by reference under the captions "Board of Directors Meetings, Committees, and Compensation" and "Audit Committee Report," of the Proxy Statement.

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

Item 11. Executive Compensation

The information contained in the Proxy Statement under the captions "Board of Directors Meetings, Committees, and Compensation," "Compensation Committee Interlocks and Insider Participation," "Equity Compensation Plan Information," "Compensation of Executive Officers," and "Compensation Committee Report" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Proxy Statement under the captions "Market Price of Stock and Dividend Data" and "Voting Securities" is incorporated herein by reference.

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

LCNB CORP. AND SUBSIDIARIES

The following table shows information relating to stock-based compensation outstanding under the 2015 Plan at December 31, 2024:

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available
	upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants, and Rights	Warrants, and Rights	Compensation Plans
Equity compensation plans approved by security holders	84,593	$16.59	242,858
Equity compensation plans not approved by security holders	—	—	—
Total	84,593	$16.59	242,858

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Proxy Statement under the captions "Election of Directors," "Directors and Executive Officers," "Board of Directors Meetings, Committees, and Compensation," and "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information contained in the Proxy Statement under the captions "Independent Registered Public Accounting Firm" and "Board of Directors Meetings, Committees, and Compensation" is incorporated herein by reference.

LCNB CORP. AND SUBSIDIARIES

PART IV

Item 15.  Exhibit and Financial Statement Schedules

(a)1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 166)

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2024 and 2023.
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022.
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

3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
4.1	Description of Registrant's Securities - Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2019, Exhibit 4.1.
10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292).
10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.4	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.5	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.
10.6	Form of Business Loan Agreement between LCNB Corp. and Bankers' Bank - incorporated by reference to Registrant's Current Report on Form 8-K filed on February 14, 2022, Exhibit 10.1.
14.1	LCNB Corp. Code of Business Conduct and Ethics - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2018, Exhibit 14.1.
19	LCNB Corp. Insider Trading Policy - incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2023, Exhibit 19.
21	LCNB Corp. subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	LCNB Corp. Amended & Restated Clawback Policy - incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2023, Exhibit 97.1.
101

The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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
March 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Eric J. Meilstrup	/s/ Robert C. Haines II
Eric J. Meilstrup, President, Chief Executive	Robert C. Haines II, Executive Vice President
Officer & Director	& Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
March 12, 2025	March 12, 2025

/s/ Spencer S. Cropper	/s/ Craig M. Johnson
Spencer S. Cropper	Craig M. Johnson, Director
Chairman of the Board of Directors	March 12, 2025
March 12, 2025

Robert A. Bedinghaus, Director	Michael J. Johrendt, Director
March 12, 2025	March 12, 2025

/s/ Mary E. Bradford	/s/ William H. Kaufman
Mary E Bradford, Director	William H. Kaufman, Director
March 12, 2025	March 12, 2025

/s/ Steve P. Foster	/s/ Anne E. Krehbiel
Steve P. Foster, Director	Anne E. Krehbiel, Director
March 12, 2025	March 12, 2025

/s/ Takeitha W. Lawson
William G. Huddle, Director	Takeitha W. Lawson, Director
March 12, 2025	March 12, 2025

/s/ Stephen P. Wilson
Stephen P. Wilson, Director
March 12, 2025