Form 10-Q
period 2025-03-31
LCNB CORP
filed 2025-05-07
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Non-accelerated filer ☐                                                                Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of May 7, 2025 was 14,167,428 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2025	December 31, 2024
	Unaudited	Audited
ASSETS:
Cash and due from banks	$28,626	20,393
Interest-bearing demand deposits	9,044	15,351
Total cash and cash equivalents	37,670	35,744
Interest-bearing time deposits	250	250
Investment securities:
Equity securities with a readily determinable fair value, at fair value	$1,387	1,363
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	255,891	258,327
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $5 at March 31, 2025 and December 31, 2024	17,585	16,324
Federal Reserve Bank stock, at cost	6,405	6,405
Federal Home Loan Bank stock, at cost	20,710	20,710
Loans held-for-sale	6,098	5,556
Loans, net of allowance for credit losses of $12,124 and $12,001 at March 31, 2025 and December 31, 2024, respectively	1,705,506	1,709,811
Premises and equipment, net	39,972	41,049
Operating lease right-of-use assets	5,935	5,785
Goodwill	90,310	90,310
Core deposit and other intangibles, net	10,616	11,104
Bank-owned life insurance	54,348	54,002
Interest receivable	9,013	8,701
Other assets, net	37,383	38,287
TOTAL ASSETS	2,302,745	2,307,394

LIABILITIES:
Deposits:
Noninterest-bearing	$464,059	459,619
Interest-bearing	1,457,590	1,418,673
Total deposits	1,921,649	1,878,292
Long-term debt	104,637	155,153
Operating lease liabilities	6,299	6,115
Accrued interest and other liabilities	11,509	14,798
TOTAL LIABILITIES	2,044,094	2,054,358

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 17,378,298 and 17,329,423 shares at March 31, 2025 and December 31, 2024, respectively; outstanding 14,166,915 and 14,118,040 shares at March 31, 2025 and December 31, 2024, respectively	187,369	186,937
Retained earnings	142,811	141,290
Treasury shares at cost, 3,211,383 shares at March 31, 2025 and December 31, 2024	(56,002)	(56,002)
Accumulated other comprehensive loss, net of taxes	(15,527)	(19,189)
TOTAL SHAREHOLDERS' EQUITY	258,651	253,036
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,302,745	2,307,394

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME:
Interest and fees on loans	$23,181	22,682
Dividends on equity securities:
With a readily determinable fair value	10	9
Without a readily determinable fair value	29	31
Interest on debt securities:
Taxable	1,256	1,232
Non-taxable	146	143
Other investments	694	661
TOTAL INTEREST INCOME	25,316	24,758

INTEREST EXPENSE:
Interest on deposits	7,559	8,190
Interest on short-term borrowings	1	935
Interest on long-term debt	1,457	1,738
TOTAL INTEREST EXPENSE	9,017	10,863
NET INTEREST INCOME	16,299	13,895

PROVISION FOR CREDIT LOSSES	197	125
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,102	13,770

NON-INTEREST INCOME:
Fiduciary income	2,164	1,973
Service charges and fees on deposit accounts	1,766	1,384
Net losses from sales of debt securities, available-for-sale	—	(214)
Bank-owned life insurance income	346	318
Net gains from sales of loans	841	522
Other operating income (loss)	105	(54)
TOTAL NON-INTEREST INCOME	5,222	3,929

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,172	8,554
Equipment expenses	382	390
Occupancy expense, net	1,010	1,005
State financial institutions tax	453	428
Marketing	315	174
Amortization of intangibles	297	236
FDIC insurance premiums, net	410	504
Contracted services	870	784
Merger-related expenses	—	775
Other non-interest expense	2,900	2,622
TOTAL NON-INTEREST EXPENSE	15,809	15,472
INCOME BEFORE INCOME TAXES	5,515	2,227
PROVISION FOR INCOME TAXES	906	312
NET INCOME	$4,609	1,915

Earnings per common share:
Basic	$0.33	0.15
Diluted	0.33	0.15
Weighted average common shares outstanding:
Basic	14,051,310	13,112,302
Diluted	14,051,310	13,112,302

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$4,609	1,915
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities (net of tax expense (benefit) of $973 and $(342) for the three months ended March 31, 2025 and 2024, respectively)	3,662	(1,287)
Reclassification adjustment for net realized losses on sales of available-for-sale debt securities included in net income (net of tax benefit of $45 for the three months ended March 31, 2024)	—	169
Other comprehensive income (loss), net of tax	3,662	(1,118)
TOTAL COMPREHENSIVE INCOME	$8,271	797

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Earnings	Shares	Loss	Equity
Three Months Ended March 31, 2025
Balance at January 1, 2025	14,118,040	$186,937	141,290	(56,002)	(19,189)	253,036
Net income			4,609			4,609
Other comprehensive income, net of taxes					3,662	3,662
Dividend Reinvestment and Stock Purchase Plan	9,925	148				148
Shares issued for restricted stock awards	38,950					—
Compensation expense relating to restricted stock		284				284
Common stock dividends, $0.22 per share			(3,088)			(3,088)
Balance at March 31, 2025	14,166,915	$187,369	142,811	(56,002)	(15,527)	258,651

Three Months Ended March 31, 2024
Balance at January 1, 2024	13,173,569	$173,637	140,017	(56,015)	(22,336)	235,303
Net income			1,915			1,915
Other comprehensive loss, net of taxes					(1,118)	(1,118)
Dividend Reinvestment and Stock Purchase Plan	9,004	130				130
Shares issued for restricted stock awards	41,703					—
Compensation expense relating to restricted stock		315				315
Common stock dividends, $0.22 per share			(2,882)			(2,882)
Balance at March 31, 2024	13,224,276	$174,082	139,050	(56,015)	(23,454)	233,663

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,609	1,915
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	503	481
Provision for credit losses	197	125
Deferred income tax provision	506	44
Increase in cash surrender value of bank-owned life insurance	(346)	(318)
Realized and unrealized (gains) losses from equity securities, net	(14)	10
Realized losses from sales of debt securities, available-for-sale	—	214
Impairment charge recognized on premises and equipment	73	—
Origination of mortgage loans for sale	(27,577)	(32,620)
Realized gains from sales of loans	(841)	(522)
Proceeds from sales of originated loans	27,876	22,429
Compensation expense related to restricted stock	284	315
Changes in:
Accrued interest receivable	(312)	(710)
Other assets	(48)	(936)
Other liabilities	(2,698)	(2,368)
TOTAL ADJUSTMENTS	(2,397)	(13,856)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,212	(11,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity securities:
Purchases of securities	(10)	(8)
Available for-sale debt securities:
Proceeds from sales	—	9,615
Proceeds from maturities, prepayments and calls	7,012	4,624
Purchases of securities	—	(2,207)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	116	112
Purchases of securities	(1,377)	—
Purchase of Federal Reserve Bank stock	—	(688)
Purchases of Federal Home Loan Bank stock	—	(1,293)
Net decrease in loans	4,750	2,961
Purchases of premises and equipment	(70)	(858)
Funding of tax credit investments	(608)	(553)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	9,813	11,705

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in customer deposits	43,357	34,104
Net decrease in short-term borrowings	—	(87,395)
Proceeds from issuance of long-term debt	—	50,000
Principal payments on long-term debt	(50,516)	(493)
Proceeds from issuance of common stock	148	130
Cash dividends paid on common stock	(3,088)	(2,882)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(10,099)	(6,536)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,926	(6,772)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,744	39,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,670	32,951

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$9,675	10,312

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans held-for-investment to loans held-for-sale	$—	64,869
Transfer from premises and equipment to premises held-for-sale	525	—
Right-of-use assets obtained in exchange for lease obligations	318	—

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

The consolidated condensed balance sheet as of December 31, 2024 has been derived from the audited consolidated balance sheet as of that date.

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

Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2024 Annual Report on Form 10-K filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current year presentation. Specifically, prior period cash flows previously presented as a change in other liabilities have been reclassified to funding of tax credit investments to align with the current year's reporting. These reclassifications do not impact the reported results of operations.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.”

ASU No. 2023-09 was issued in December 2023 and became effective for LCNB on January 1, 2025. The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.  Adoption of ASU No. 2023-09 did not have a material impact to the financial statements of the Company.

ASU 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards,”

ASU No. 2024-01 was issued in March 2024 and became effective for LCNB on January 1, 2025. It clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and, therefore, is within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. Adoption of ASU No. 2024-01 did not have a material impact to the financial statements of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

From time to time the FASB issues an ASU to communicate changes to U.S. GAAP. As of March 31, 2025, there are no newly issued but not yet effective ASUs that could have an effect on LCNB’s financial position or results of consolidated operations.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The following table summarizes the fair value of the total consideration transferred as a part of the EFBI acquisition and the fair value of identifiable assets acquired and liabilities assumed as originally reported at June 30, 2024 and as adjusted at  March 31, 2025 (in thousands). No adjustments to goodwill were recorded in the first quarter of 2025.

	June 30, 2024	Adjustments	March 31, 2025
Consideration:
Cash consideration	$10,256	(83)	10,173
Common stock (868,001 shares issued at $14.04 per share)	12,891	(704)	12,187
Fair value of total consideration transferred	23,147	(787)	22,360

Identifiable Assets Acquired:
Cash and cash equivalents	8,029	—	8,029
Debt securities, available-for-sale	698	—	698
Federal Home Loan Bank stock	4,334	—	4,334
Loans, net	127,700	—	127,700
Premises and equipment	3,427	—	3,427
Operating lease right-of-use assets	48	—	48
Core deposit and other intangibles	3,760	—	3,760
Bank owned life insurance	3,004	—	3,004
Deferred income taxes	1,813	2,453	4,266
Other assets	2,590	482	3,072
Total identifiable assets acquired	155,403	2,935	158,338

Liabilities Assumed:
Deposits	132,435	—	132,435
Short-term borrowings	13,000	—	13,000
Operating lease liabilities	48	—	48
Other liabilities	773	(1)	772
Total liabilities assumed	146,256	(1)	146,255

Total Identifiable Net Assets Acquired	9,147	2,936	12,083

Goodwill Resulting From Merger	$14,000	(3,723)	10,277

The fair value and gross contractual amounts of non-PCD loans as of the acquisition date was $101.7 million and $112.5 million, respectively. LCNB recorded a provision for credit losses on these loans of $763 thousand during the second quarter of 2024.

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

Direct expenses related to the EFBI acquisition totaled $298 thousand during the three months ended March 31, 2024. They were expensed as incurred and are recorded as merger-related expenses in the consolidated statements of income. There were no direct expenses related to the EFBI acquisition in 2025.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2025
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$67,674	—	3,750	63,924
U.S. Agency notes	83,384	—	5,000	78,384
Corporate bonds	8,200	15	422	7,793
U.S. Agency mortgage-backed securities	75,467	3	7,620	67,850
Municipal securities:
Non-taxable	4,239	—	243	3,996
Taxable	36,585	—	2,641	33,944
	$275,549	18	19,676	255,891

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$14,456	—	1,059	13,397
Taxable	3,129	—	324	2,805
	$17,585	—	1,383	16,202

December 31, 2024
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$70,934	—	4,754	66,180
U.S. Agency notes	83,770	—	6,253	77,517
Corporate Bonds	8,200	5	449	7,756
U.S. Agency mortgage-backed securities	78,869	3	9,326	69,546
Municipal securities:
Non-taxable	4,248	—	266	3,982
Taxable	36,599	—	3,253	33,346
	$282,620	8	24,301	258,327

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,195	—	922	12,273
Taxable	3,129	—	474	2,655
	$16,324	—	1,396	14,928

The amortized cost of debt securities in the above table excludes accrued interest of $1.1 million and $993 thousand at March 31, 2025 and December 31, 2024, respectively, that is recorded in other assets on the consolidated condensed balance sheets.

Expected credit losses on debt securities were $5 thousand at March 31, 2025 and December 31, 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at March 31, 2025 and December 31, 2024, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
Available-for-Sale:
U.S. Treasury notes	$—	—	63,924	3,750
U.S. Agency notes	4,110	34	74,274	4,966
Corporate bonds	—	—	6,278	422
U.S. Agency mortgage-backed securities	5,805	18	61,799	7,602
Municipal securities:
Non-taxable	—	—	3,995	243
Taxable	—	—	33,884	2,641
	$9,915	52	244,154	19,624

Held-to-Maturity:
Municipal securities:
Non-taxable	$3,619	58	9,370	1,001
Taxable	—	—	2,805	324
	$3,619	58	12,175	1,325

December 31, 2024
Available-for-Sale:
U.S. Treasury notes	$3,232	—	62,948	4,754
U.S. Agency notes	3,991	137	73,526	6,116
Corporate Bonds	743	7	6,258	442
U.S. Agency mortgage-backed securities	5,806	180	63,539	9,146
Municipal securities:
Non-taxable	—	—	3,982	266
Taxable	—	—	33,286	3,253
	$13,772	324	243,539	23,977

Held-to-Maturity:
Municipal securities:
Non-taxable	$2,283	17	9,578	905
Taxable	—	—	2,655	474
	$2,283	17	12,233	1,379

At March 31, 2025, LCNB’s securities portfolio consisted of 159 securities, 153 of which were in an unrealized loss position. At December 31, 2024, LCNB's securities portfolio consisted of 161 securities, 157 of which were in an unrealized loss position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Each quarter, LCNB performs an analysis to determine if any of the unrealized losses on available-for-sale debt securities are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. The assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and LCNB's ability and intent to hold the security for a period of time sufficient for a recovery in value. LCNB also considers the extent to which the securities are issued by the federal government or its agencies and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.2 years. No credit losses were determined to be present as of March 31, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on available-for-sale debt securities was recognized for the first quarter of 2025.

Debt securities with a market value of $135.7 million and $116.2 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at March 31, 2025.

Contractual maturities of debt securities at March 31, 2025 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$26,722	26,278	64	63
Due from one to five years	144,868	135,199	991	966
Due from five to ten years	28,493	26,564	9,523	8,828
Due after ten years	—	—	7,007	6,345
	200,083	188,041	17,585	16,202
U.S. Agency mortgage-backed securities	75,466	67,850	—	—
	$275,549	255,891	17,585	16,202

Certain information concerning the sale of debt securities available-for-sale for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Proceeds from sales	$—	9,615
Gross realized gains	—	—
Gross realized losses	—	214

Realized gains or losses from the sale of securities are computed using the specific identification method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at March 31, 2025 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at March 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mutual Funds	$1,461	1,293	1,451	1,265
Equity Securities	10	94	10	98
Total equity securities with a readily determinable fair value	$1,471	1,387	1,461	1,363

Certain information concerning changes in the fair value of equity securities with a readily determinable fair value for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net gains (losses) recognized during the period on equity securities	$14	(10)
Less net gains (losses) recognized during the period on equity securities sold during the period	—	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$14	(10)

LCNB is a member of the FHLB system and its regional FRB. Members are required to own a certain amount of stock based on predetermined formulas. FHLB and FRB stock are carried at cost, which is equal to par value, and periodically evaluated for impairment based on ultimate recovery of par value.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 - LOANS

Major classifications of loans at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Commercial & industrial	$112,689	118,611
Commercial, secured by real estate:
Owner occupied	217,052	210,327
Non-owner occupied	505,518	508,531
Farmland	37,057	37,860
Multi-family	265,334	264,260
Construction	83,399	91,154
Residential real estate:
Secured by senior liens on 1-4 family dwellings	397,209	392,513
Secured by junior liens on 1-4 family dwellings	21,481	21,522
Home equity line-of-credit loans	45,494	43,064
Consumer	19,054	20,498
Agricultural	13,210	13,293
Other loans, including deposit overdrafts	133	179
Loans, gross	1,717,630	1,721,812
Less allowance for credit losses	12,124	12,001
Loans, net	$1,705,506	1,709,811

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $929 thousand and $796 thousand at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable of $7.9 million and $7.7 million are excluded from the balances above as of March 31, 2025 and December 31, 2024, respectively, and are recorded in other assets in the consolidated condensed balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

Non-accrual loans by class of receivable as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Non-accrual		Non-accrual
	Loans with no	Total	Loans with no	Total
	Allowance for	Non-accrual	Allowance for	Non-accrual
	Credit Losses	Loans	Credit Losses	Loans
Commercial & industrial	$—	1,379	—	1,375
Commercial, secured by real estate:
Owner occupied	—	—	—	—
Non-owner occupied	—	2,687	—	2,642
Farmland	16	16	16	16
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	71	601	73	467
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	27	27	28	28
Agricultural	—	—	—	—
Total	$114	4,710	117	4,528

Interest income recognized on nonaccrual loans totaled approximately $1 thousand and $116 thousand during the three months ended  March 31, 2025 and 2024, respectively. Accrued interest reversed and charged against interest income for these loans totaled approximately $9 thousand and $27 thousand during the three months ended  March 31, 2025 and 2024, respectively.

The ratio of non-accrual loans to total loans outstanding at March 31, 2025 and December 31, 2024 was 0.27% and 0.26%, respectively.

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

•	Loss given default – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from company specific and peer loss data.
•	Prepayments and curtailments – Prepayments and curtailments are calculated based on the Company’s own data. This analysis is updated when materially relevant.
•	Forecast and reversion – The Company, as of December 31, 2024, utilized a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average. As of March 31, 2025, the Company continues to utilize a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average.
•	Economic forecast – The Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of March 31, 2025, the Company selected a forecast which forecasts unemployment between 4.66% and 5.57%, the change in Coincident Economic Activity between 0.43% and 1.18%, the change in Commercial Real Estate Price Indexes between -8.90% and -2.30%, and the change in the Home Price Index between -1.54% and 3.08% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks. As of December 31, 2024, the Company selected a forecast which forecasts unemployment between 4.75% and 5.48%, the change in Coincident Economic Activity between -0.21% and 0.80%, the change in Commercial Real Estate Price Indexes between -6.95% and -2.07%, and the change in the Home Price Index between -2.51% and 2.91% during the forecast periods. The historical averages for LCNB’s economic indicators are unemployment – 5.73%, change in Coincident Economic Activity – 1.94%, change in Commercial Real Estate Price Indexes – 4.65%, and change in Home Price Index – 2.78%.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024 (in thousands):

		Commercial,
	Commercial	Secured by	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2025
Balance, beginning of period	$1,573	6,537	3,634	220	24	13	12,001
Provision for (recovery of) credit losses	(266)	293	91	1	(4)	47	162
Losses charged off	—	—	—	—	—	(53)	(53)
Recoveries	—	—	4	—	—	10	14
Balance, end of period	$1,307	6,830	3,729	221	20	17	12,124

Ratio of net charge-offs to average loans	—%	—%	(0.00)%	—%	—%	111.79%	0.01%

		Commercial,
	Commercial	Secured by	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Other	Total
Three Months Ended March 31, 2024
Balance, beginning of period	$1,039	5,414	3,816	238	18	—	10,525
Provision for (recovery of) credit losses	(72)	1,072	(964)	(11)	—	52	77
Losses charged off	—	—	—	(3)	—	(75)	(78)
Recoveries	—	—	—	8	—	25	33
Balance, end of period	$967	6,486	2,852	232	18	2	10,557

Ratio of net charge-offs to average loans	—%	—%	—%	(0.08)%	—%	259.48%	0.01%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The ratio of the allowance for credit losses for loans to total loans at  March 31, 2025 and December 31, 2024 was 0.71% and 0.70%, respectively.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	March 31, 2025		December 31, 2024
	Amortized	Related	Amortized	Related
	Cost Basis	Allowance	Cost Basis	Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate:
Owner occupied	44	—	48	—
Non-owner occupied	2,687	1,269	2,642	1,201
Farmland	16	—	16	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	709	63	527	50
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	76	—	75	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$3,532	1,332	3,308	1,251

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

Commercial real estate loans are underwritten based on the ability of the property, in the case of income-producing property, or the borrower’s business to generate sufficient cash flow to amortize the debt. Secondary emphasis is placed upon global debt service, collateral value, financial strength and liquidity of any and all guarantors, and other factors. Commercial real estate loans are generally originated with a 75% to 85% maximum loan to appraised value ratio, depending upon borrower occupancy rates.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

LCNB’s management monitors the credit quality of its loans on an ongoing basis. This monitoring includes annual reviews for loans with a principal balance greater than $1 million and bi-annual reviews for loans with a principal balance of more than $500 thousand through $1 million. LCNB also has a loan grade monitoring system in place to track and report loan grades and classifications, enabling the identification and management of non-performing loans.  Major factors used in determining loan grades vary based on the nature of the loan, but commonly include factors such as debt service coverage, internal cash flow, liquidity, leverage, operating performance, debt burden, FICO scores, occupancy, interest rate sensitivity, and expense burden. Commercial real estate loans rated OAEM or worse are reviewed at least quarterly for credit deterioration.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at March 31, 2025 and December 31, 2024 (in thousands):

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
March 31, 2025
Commercial & industrial
Pass	$1,200	15,993	10,807	27,525	22,144	11,597	16,467	—	105,733
OAEM	102	—	79	1,216	—	1,304	499	—	3,200
Substandard	83	—	—	1,789	—	—	428	77	2,377
Doubtful	—	1,379	—	—	—	—	—	—	1,379
Total	1,385	17,372	10,886	30,530	22,144	12,901	17,394	77	112,689
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	3,703	50,179	114,807	199,409	155,357	420,652	138,600	—	1,082,707
OAEM	—	—	—	3,716	4,359	7,009	—	—	15,084
Substandard	—	—	—	7,329	—	3,065	—	175	10,569
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,703	50,179	114,807	210,454	159,716	430,726	138,600	175	1,108,360
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	6,877	33,644	58,878	80,225	85,001	150,593	43,740	—	458,958
OAEM	—	—	—	—	198	1,211	—	—	1,409
Substandard	—	—	530	—	287	3,000	—	—	3,817
Doubtful	—	—	—	—	—	—	—	—	—
Total	6,877	33,644	59,408	80,225	85,486	154,804	43,740	—	464,184
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Consumer
Pass	1,588	5,624	4,461	3,153	2,341	1,780	59	—	19,006
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	38	—	10	—	—	48
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,588	5,624	4,461	3,191	2,341	1,790	59	—	19,054
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Agricultural
Pass	51	283	1,354	342	146	297	10,737	—	13,210
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	51	283	1,354	342	146	297	10,737	—	13,210
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	133	—	133
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	133	—	133
Gross charge-offs (1)	—	—	—	—	—	—	53	—	53
Total loans	$13,604	107,102	190,916	324,742	269,833	600,518	210,663	252	1,717,630

(1) - for the three months ended March 31, 2025.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
December 31, 2024
Commercial & industrial
Pass	$17,844	11,914	31,287	24,201	6,930	6,507	14,836	—	113,519
OAEM	—	—	—	—	1,416	—	—	—	1,416
Substandard	—	—	1,789	—	81	—	431	—	2,301
Doubtful	1,375	—	—	—	—	—	—	—	1,375
Total	19,219	11,914	33,076	24,201	8,427	6,507	15,267	—	118,611
Gross charge-offs (2)	—	—	588	22	—	—	—	—	610
Commercial, secured by real estate
Pass	43,461	111,706	185,003	160,126	99,709	337,270	155,686	—	1,092,961
OAEM	—	—	3,755	1,496	175	3,640	—	—	9,066
Substandard	—	—	7,399	—	—	2,706	—	—	10,105
Doubtful	—	—	—	—	—	—	—	—	—
Total	43,461	111,706	196,157	161,622	99,884	343,616	155,686	—	1,112,132
Gross charge-offs (2)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	33,898	60,232	73,984	86,712	52,241	104,254	41,482	—	452,803
OAEM	—	—	—	—	—	207	—	—	207
Substandard	—	394	—	289	480	2,912	14	—	4,089
Doubtful	—	—	—	—	—	—	—	—	—
Total	33,898	60,626	73,984	87,001	52,721	107,373	41,496	—	457,099
Gross charge-offs (2)	—	—	—	—	—	—	—	—	—
Consumer
Pass	6,553	5,053	3,598	2,792	1,900	491	66	—	20,453
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	41	—	—	4	—	—	45
Doubtful	—	—	—	—	—	—	—	—	—
Total	6,553	5,053	3,639	2,792	1,900	495	66	—	20,498
Gross charge-offs (2)	—	1	39	3	—	—	—	—	43
Agricultural
Pass	289	1,458	378	149	309	29	10,681	—	13,293
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	289	1,458	378	149	309	29	10,681	—	13,293
Gross charge-offs (2)	—	—	—	—	57	—	—	—	57
Other
Pass	—	—	—	—	—	—	179	—	179
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	179	—	179
Gross charge-offs (2)	—	—	—	—	—	—	193	—	193
Total loans	$103,420	190,757	307,234	275,765	163,241	458,020	223,375	—	1,721,812

(2) - for the year ended December 31, 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

A loan portfolio aging analysis by class segment at March 31, 2025 and December 31, 2024 is as follows (in thousands):

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
March 31, 2025
Commercial & industrial	$114	—	—	114	112,575	112,689	—
Commercial, secured by real estate:	—	—	—		—		—
Owner occupied	—	—	—	—	217,052	217,052	—
Non-owner occupied	187	—	2,687	2,874	502,644	505,518	—
Farmland	—	—	—	—	37,057	37,057	—
Multi-family	—	—	—	—	265,334	265,334	—
Construction	—	—	—	—	83,399	83,399	—
Residential real estate:	—	—	—		—		—
Secured by senior liens on 1-4 family dwellings	912	269	110	1,291	395,918	397,209	102
Secured by junior liens on 1-4 family dwellings	—	—	—	—	21,481	21,481	—
Home equity line-of-credit loans	49	10	76	135	45,359	45,494	76
Consumer	41	3	30	74	18,980	19,054	3
Agricultural	—	—	—	—	13,210	13,210	—
Other	133	—	—	133	—	133	—
Total	$1,436	282	2,903	4,621	1,713,009	1,717,630	181

December 31, 2024
Commercial & industrial	$666	—	—	666	117,945	118,611	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	210,327	210,327	—
Non-owner occupied	—	—	2,642	2,642	505,889	508,531	—
Farms	460	—	—	460	37,400	37,860	—
Multi-family	—	—	—	—	264,260	264,260	—
Construction	—	—	—	—	91,154	91,154	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	1,948	249	237	2,434	390,079	392,513	57
Secured by junior liens on 1-4 family dwellings	—	8	—	8	21,514	21,522	—
Home equity line-of-credit loans	72	—	33	105	42,959	43,064	33
Consumer	10	—	28	38	20,460	20,498	—
Agricultural	—	—	—	—	13,293	13,293	—
Other	179	—	—	179	—	179	—
Total	$3,335	257	2,940	6,532	1,715,280	1,721,812	90

Residential consumer mortgage loans secured by residential real estate in the process of foreclosure totaled $60 thousand and $33 thousand at March 31, 2025 and  December 31, 2024, respectively.

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

Excluding individually evaluated collateral dependent loans that are measured at fair value, the following tables present the amortized cost basis of loans modified during the reporting period for borrowers who were experiencing financial difficulty at the time of modification, disaggregated by class of financing receivable and type of concession granted (in thousands), as of March 31, 2024 and 2025:

	Interest Rate Reduction	Extended Maturity	Principal Forgiveness	Payment Delay	Combination - Interest Rate Reduction and Extended Maturity	Combination - Interest Rate Reduction and Payment Delay	Total Modifications	Percent of Total Class
Three Months Ended March 31, 2025
Commercial & industrial	$—	77	—	—	999	—	1,076	0.95%
Commercial, secured by real estate, owner occupied	—	494	—	—	—	—	494	0.23%
Total	$—	571	—	—	999	—	1,570

Three Months Ended March 31, 2024
Commercial & industrial	$—	1,793	—	—	—	—	1,793	1.47%
Residential real estate, secured by senior liens on 1-4 family dwellings	—	—	—	—	—	25	25	0.01%
Total	$—	1,793	—	—	—	25	1,818

During the third quarter of 2024, one borrower defaulted on two consumer loans that underwent maturity-extension and payment-delay modifications during quarter two of 2024 while the borrower was known to be experiencing financial difficulty. The borrower remained in default through February 2025. At March 31, 2025, the amortized cost basis of these two consumer loans totaled $27 thousand. No other loans defaulted during the quarter ended March 31, 2025 that, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty. During the quarter ended March 31, 2024, no loans defaulted which, in the twelve months preceding their default, were modified for borrowers experiencing financial difficulty.

At  March 31, 2025 and December 31, 2024, LCNB was not committed to lend additional funds to borrowers who, during the respective three and twelve-month reporting period, were granted loan modifications while experiencing financial difficulty.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at March 31, 2025 and December 31, 2024 were approximately $354.6 million and $397.6 million, respectively.

NOTE 5 - PURCHASED CREDIT DETERIORATED LOANS

Activity during the three months ended March 31, 2024 and 2025 for the accretable discount related to PCD loans acquired from EFBI and CNNB is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Accretable discount, beginning of period	$1,113	1,467
Less accretion	13	58
Accretable discount, end of period	$1,100	1,409

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Affordable housing tax credit investment	$18,950	18,950
Less amortization	6,444	6,044
Net affordable housing tax credit investment	$12,506	12,906

Unfunded commitment	$3,819	4,426

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB anticipates to fund the unfunded commitment over twelve years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Tax credits and other tax benefits recognized	$485	443
Tax credit amortization expense included in provision for income taxes	400	372

NOTE 7 - DEPOSITS

The following table presents the composition of LCNB's deposits at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Demand deposits	$464,059	459,619
Interest-bearing demand and money fund deposits	609,256	540,884
Savings deposits	365,961	367,205
IRA and time certificates	482,373	510,584
Total	$1,921,649	1,878,292

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 - DEPOSITS (continued)

Contractual maturities of time deposits at March 31, 2025 were as follows (in thousands):

Three months or less	$132,693
Over three through six months	133,576
Over six through twelve months	179,402
April 1, 2025 - March 31, 2026	445,671
April 1, 2026 - March 31, 2027	30,222
April 1, 2027 - March 31, 2028	3,056
April 1, 2028 - March 31, 2029	1,420
April 1, 2029 - March 31, 2030	1,639
Thereafter	365
Total contractual maturities	$482,373

The aggregate amount of time deposits in denominations of $250 thousand or more at March 31, 2025 and December 31, 2024 was $102.2 million and $107.8 million, respectively.

NOTE 8 – BORROWINGS

Long-term debt at March 31, 2025 and December 31, 2024 was as follows (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Term loan	$9,637	4.25%	$10,153	4.25%
FHLB long-term advances	95,000	4.83%	145,000	4.62%
	$104,637	4.78%	$155,153	4.60%

The term loan with a correspondent financial institution bears a fixed interest rate of 4.25%, amortizes quarterly, and has a final balloon payment due on June 15, 2025.

Contractual maturities of long-term debt at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Maturing within one year	$9,637	10,153
Maturing after one year through two years	25,000	25,000
Maturing after two years through three years	25,000	35,000
Maturing after three years through four years	25,000	45,000
Maturing after four years through five years	10,000	30,000
Thereafter	10,000	10,000
Total	$104,637	155,153

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 8 – BORROWINGS (continued)

There were no short-term borrowings at March 31, 2025 or  December 31, 2024.

At March 31, 2025, LCNB had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $10 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2025.

At March 31, 2025, LCNB had short-term line of credit borrowing arrangements with three correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Under the terms of the second arrangement, LCNB can borrow up to $50 million at an interest rate equal to the FOMC targeted federal funds rate plus a spread of 25 basis points. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of borrowing. At March 31, 2025, LCNB had not drawn down on any of these borrowing arrangements.

All long-term and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $414 million and $410 million at March 31, 2025 and December 31, 2024, respectively. Remaining borrowing capacity with the FHLB, including both long-term and short-term borrowings, at March 31, 2025 was approximately $144.3 million.

NOTE 9 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease expense	$252	226
Short-term lease expense	5	19
Variable lease expense	20	4
Other	11	7
Total lease expense	$288	256

Other information related to leases at March 31, 2025 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$256
Right-of-use assets obtained in exchange for new operating lease liabilities	$318
Weighted average remaining lease term in years for operating leases	33.0
Weighted average discount rate for operating leases	3.69%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 10 – INCOME TAXES

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended March 31,
	2025	2024
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.5)%	(1.2)%
Tax exempt income on bank-owned life insurance	(1.3)%	(3.0)%
Captive insurance premium income	(1.3)%	(3.3)%
Affordable housing tax credit limited partnerships	(1.6)%	(3.2)%
Nondeductible merger-related expenses	0.0%	3.3%
Other, net	0.1%	0.4%
Effective tax rate	16.4%	14.0%

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

In addition to such commitments to extend credit, LCNB may have services for customers in place that, though they obligate LCNB to provide credit on certain terms, do not constitute commitments to extend credit. For example, the Account Protection product, LCNB's deposit overdraft program, is offered as a service by the Bank and does not constitute a contract between the customer and LCNB.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Commitments to extend credit:
Commercial loans	$11,382	7,881
Other loans
Fixed rate	18,202	21,613
Adjustable rate	3,613	1,998
Unused lines of credit:
Fixed rate	10,283	10,403
Adjustable rate	230,611	231,046
Unused overdraft protection amounts on demand accounts	17,424	17,566
Standby letters of credit	5	5
Total commitments	$291,520	290,512

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

Activity in the allowance for credit losses on off-balance sheet credit exposures, recorded in other liabilities on the consolidated balance sheets, for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$263	281
Provision for credit losses	34	48
Balance, end of period	$297	329

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2025 totaled approximately $26 thousand.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
		Changes in
	Unrealized	Pension Plan
	Losses on	Assets and
	Available-for-	Benefit
	Sale Debt Securities	Obligations	Total
2025
Balance at beginning of period	$(19,190)	1	(19,189)
Other comprehensive income, net of taxes	3,662	—	3,662
Reclassifications	—	—	—
Balance at end of period	$(15,528)	1	(15,527)

2024
Balance at beginning of period	$(22,281)	(55)	(22,336)
Other comprehensive loss, net of taxes	(1,287)	—	(1,287)
Reclassifications	169	—	169
Balance at end of period	$(23,399)	(55)	(23,454)

Reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2025 and 2024 and the affected line items in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended		Affected Line Item in the
	March 31,		Consolidated Condensed
	2025	2024	Statements of Income
Realized losses from sales of debt securities, available-for-sale	$—	(214)	Net losses from sales of debt securities, available-for-sale
Income tax benefit	—	(45)	Provision for income taxes
Reclassification adjustment, net of taxes	$—	(169)

NOTE 13 – RETIREMENT PLANS

LCNB participates in a noncontributory defined benefit multi-employer retirement plan that covers substantially all regular full-time employees hired before January 1, 2009, on which date the plan was soft-frozen. Employees hired before this date who received a benefit reduction under certain amendments to the defined benefit retirement plan receive an automatic contribution of 5% or 7% of their annual compensation, depending on the sum of an employee's age and vesting service, into their defined contribution plans (401(k) plans), regardless of the contributions made by the employees.  These contributions are made annually and these employees did not receive any employer matches to their 401(k) contributions until March 1, 2025 as described below.

The noncontributory defined benefit multi-employer retirement plan was hard-frozen on March 1, 2025, meaning that benefit increases will no longer accrue to covered employees as of that date.

Employees hired on or after January 1, 2009 receive a 50% employer match on their contributions into the 401(k) plan, up to a maximum LCNB contribution of 3% of each individual employee's annual compensation.  Employees who did not receive an employer match on their 401(k) contributions because of their participation in the noncontributory defined benefit multi-employer retirement plan started receiving matches on March 1, 2025.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – RETIREMENT PLANS (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three-month period ended  March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Qualified noncontributory defined benefit retirement plan	$316	327
401(k) plan	260	220

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

The net periodic pension cost of the nonqualified defined benefit retirement plan consists solely of interest cost of $19 thousand for the three months ended March 31, 2025 and $18 thousand for the three months ended March 31, 2024.

NOTE 14 – STOCK BASED COMPENSATION

The 2015 Ownership Incentive Plan (the "2015 Plan") was ratified by LCNB Corp.'s shareholders at the annual meeting on April 28, 2015 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2015 Plan provides for the issuance of up to 450 thousand shares of common stock. The 2015 Plan terminated on April 28, 2025.

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards granted under the 2015 Plan during the three months ended March 31, 2025 and 2024 were as follows:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	84,593	$16.59	79,017	$17.94
Granted	38,950	14.60	41,703	13.87
Vested	(37,998)	16.12	(36,127)	16.39
Forfeited	—	—	—	—
Nonvested at March 31,	85,545	$15.89	84,593	$16.59

At March 31, 2025, there were 85,545 restricted stock awards outstanding with an approximate stock value of $1.3 million based on that day's closing stock price. At March 31, 2024, there were 84,593 restricted stock awards outstanding with an approximate stock value of $1.3 million based on that day's closing stock price. The fair value of restricted stock awards was $569 thousand on the grant date of February 24, 2025 and $578 thousand on the grant date of March 4, 2024. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into expense over the vesting period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 14 – STOCK BASED COMPENSATION (continued)

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Restricted stock expense	$284	315
Tax effect	60	66

Unrecognized compensation expense for restricted stock awards was $1.2 million at March 31, 2025 and is expected to be recognized over a period of 5.0 years.

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

Earnings per share for the three months ended March 31, 2025 and 2024 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Net income	$4,609	1,915
Less allocation of earnings and dividends to participating securities	28	12
Net income allocated to common shareholders	$4,581	1,903

Weighted average common shares outstanding, gross	14,136,855	13,196,895
Less average participating securities	85,545	84,593
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	14,051,310	13,112,302

Earnings per common share:
Basic	$0.33	0.15
Diluted	0.33	0.15

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at the End of
		the Reporting Period Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$94	94	—	—
Mutual funds measured at net asset value	1,293	1,293	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	63,924	63,924	—	—
U.S. Agency notes	78,384	—	78,384	—
Corporate bonds	7,793	—	7,793	—
U.S. Agency mortgage-backed securities	67,850	—	67,850	—
Municipal securities:
Non-taxable	3,996	—	3,996	—
Taxable	33,944	—	33,944	—
Total recurring fair value measurements	$257,278	65,311	191,967	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$1,915	—	—	1,915
Total nonrecurring fair value measurements	$1,915	—	—	1,915

December 31, 2024
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$98	98	—	—
Mutual funds measured at net asset value	1,265	1,265	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	66,180	66,180	—	—
U.S. Agency notes	77,517	—	77,517	—
Corporate bonds	7,756	—	7,756	—
U.S. Agency mortgage-backed securities	69,546	—	69,546	—
Municipal securities:
Non-taxable	3,982	—	3,982	—
Taxable	33,346	—	33,346	—
Total recurring fair value measurements	$259,690	67,543	192,147	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$1,816	—	—	1,816
Total nonrecurring fair value measurements	$1,816	—	—	1,816

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2025 and December 31, 2024 (dollars in thousands):

				Range
		Valuation	Unobservable			Weighted
	Fair Value	Technique	Inputs	High	Low	Average
March 31, 2025
Individually evaluated collateral dependent loans	$1,915	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2024
Individually evaluated collateral dependent loans	$1,816	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

Carrying amounts and estimated fair values of financial instruments as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

			Fair Value Measurements at the End of
			the Reporting Period Using
			Quoted
			Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
FINANCIAL ASSETS:
Cash and cash equivalents	$37,670	37,670	37,670	—	—
Debt securities, held-to-maturity, net	17,585	16,202	—	16,202	—
Loans held-for-sale	6,098	6,098	—	6,098	—
Loans, net	1,705,506	1,625,293	—	—	1,625,293
Accrued interest receivable	9,013	9,013	—	9,013	—
Lender risk account	6,214	6,214	—	—	6,214

FINANCIAL LIABILITIES:
Deposits	1,921,649	1,927,673	1,439,276	488,397	—
Long-term debt	104,637	106,866	—	106,866	—
Accrued interest payable	1,825	1,825	—	1,825	—

December 31, 2024
FINANCIAL ASSETS:
Cash and cash equivalents	$35,744	35,744	35,744	—	—
Debt securities, held-to-maturity, net	16,324	14,929	—	14,929	—
Loans held-for-sale	5,556	5,556	—	5,556
Loans, net	1,709,811	1,659,244	—	—	1,659,244
Accrued interest receivable	8,701	8,701	—	8,701	—
Lender risk account	6,033	6,033	—	—	6,033

FINANCIAL LIABILITIES:
Deposits	1,878,292	1,887,331	1,367,709	519,622	—
Long-term debt	155,153	156,523	—	156,523	—
Accrued interest payable	2,482	2,482	—	2,482	—

The methodology to derive the fair value of loans at March 31, 2025 is consistent with the methodology utilized to determine the fair value of loans acquired in the Company’s recent acquisitions of CNNB and EFBI.

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at  March 31, 2025 or December 31, 2024.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 17 - SEGMENT INFORMATION

LCNB has one reportable segment, which is determined by the members of the executive team who, as a group, act as the designated chief operating decision makers. Based upon information provided about LCNB's products and services offered, the reportable segment is primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision makers, who use such information to review performance of various components of the business, such as branches, which are then aggregated if operating performance, products and services, and customers are similar. The chief operating decision makers will evaluate the financial performance of LCNB's business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing LCNB's segment and in determining the allocation of resources. The chief operating decision makers use revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision makers use consolidated net income to benchmark LCNB against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for the reportable segment are the same as those described in Note 1. Segment performance is evaluated using consolidated net income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions. Please refer to LCNB’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as its other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Estimates

The accounting policies of LCNB conform to U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare LCNB’s financial statements and related disclosures may also change. The most significant accounting policies followed by LCNB are presented in Note 1 of the Notes to Consolidated Financial Statements included in LCNB's 2024 Annual Report on Form 10-K filed with the SEC. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the items described below to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

See Note 1- Basis of Presentation - Adoption of New Accounting Pronouncements in the 2024 Annual Report on Form 10-K for further detailed descriptions of LCNB's estimation process and methodology related to the allowance. See also Note 4 – Loans in this Quarterly Report on Form 10-Q for further information regarding LCNB's loan portfolio and allowance.

Accounting for Intangibles. LCNB’s intangible assets are composed primarily of goodwill and core deposit intangibles related to acquisitions of other financial institutions.

Accounting rules require LCNB to determine the fair value of all the assets and liabilities of an acquired entity and to record their fair values on the date of acquisition. LCNB employs a variety of means in determining fair values, including the use of discounted cash flow analysis, market comparisons and projected future revenue streams. For those items for which management concludes that LCNB has the appropriate expertise to determine fair value, management may choose to use its own calculation of fair value. In other cases, where the fair value is not readily determined, consultation with outside parties is used to determine fair value. Once valuations have been determined, the net difference between the price paid for the acquired entity and the fair value of the balance sheet is recorded as goodwill. Goodwill is assessed at least annually for impairment, with any such impairment recognized in the period identified. A more frequent assessment is performed if there are material changes in the marketplace or within the organizational structure.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net income for the three months ended March 31, 2025 was $4.6 million (total basic and diluted earnings per share of $0.33). This compares to net income of $1.9 million (total basic and diluted earnings per share of $0.15) for the same three-month periods in 2024. Results for the 2024 periods were affected by the expenses incurred in connection with the acquisition of Eagle Financial Bancorp, Inc. on April 12, 2024 and Cincinnati Bancorp, Inc. on November 1, 2023.

Net interest income for the three months ended March 31, 2025 was $16.3 million. This compares to net interest income of $13.9 million for the same three-month period in 2024. The growth in net interest income was primarily due to the reduction in average interest rates paid on interest-bearing liabilities and higher average rates earned on loans. LCNB’s tax equivalent net interest margin was 3.25% for the first quarter 2025, compared to 2.72% for the same period last year.

LCNB recorded a provision for credit losses of $197 thousand for the three months ended March 31, 2025. This compares to a provision of $125 thousand for the same three-month period in 2024.

Non-interest income for the three months ended March 31, 2025 was $5.2 million. This compares to non-interest income of $3.9 million for the same period in 2024. The increase was primarily due to higher amounts of net gains from sales of loans, fiduciary income, service charges and fees on deposit accounts, and other income.

Non-interest expense for the three months ended March 31, 2025 was $15.8 million, compared to $15.5 million for the same three-month period in 2024. The $300 thousand increase was primarily due to higher operating expenses associated with the Eagle acquisition during April 2024 and increased marketing expenses, partially offset by the lack of merger-related expenses compared to the same period last year. LCNB had $775 thousand of one-time merger-related expenses that occurred in the first quarter of 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended March 31, 2025 vs. March 31, 2024

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2025 and March 31, 2024, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,721,894	23,181	5.46%	$1,722,568	22,682	5.30%
Interest-bearing demand deposits	10,337	130	5.10%	23,317	324	5.59%
Interest-bearing time deposits	250	—	0.00%	—	—	0.00%
Federal Reserve Bank stock	6,405	95	6.02%	5,509	(4)	(0.29)%
Federal Home Loan Bank stock	20,710	469	9.18%	16,239	341	8.45%
Investment securities:
Equity securities	5,043	39	3.14%	4,995	40	3.22%
Debt securities, taxable	254,715	1,256	2.00%	265,164	1,232	1.87%
Debt securities, non-taxable (2)	17,160	185	4.37%	18,864	181	3.86%
Total earnings assets	2,036,514	25,355	5.05%	2,056,656	24,796	4.85%
Non-earning assets	273,545			248,633
Allowance for credit losses	(12,001)			(10,523)
Total assets	$2,298,058			$2,294,766

Interest-bearing demand and money market deposits	$570,473	2,337	1.66%	$643,199	3,917	2.45%
Savings deposits	365,876	195	0.22%	368,049	206	0.23%
IRA and time certificates	497,178	5,027	4.10%	370,130	4,067	4.42%
Short-term borrowings	72	1	5.63%	65,052	935	5.78%
Long-term debt	127,289	1,457	4.64%	150,177	1,738	4.65%
Total interest-bearing liabilities	1,560,888	9,017	2.34%	1,596,607	10,863	2.74%
Demand deposits	462,916			443,168
Other liabilities	19,134			19,872
Equity	255,120			235,119
Total liabilities and equity	$2,298,058			$2,294,766
Net interest rate spread (3)			2.71%			2.11%
Net interest income and net interest margin on a taxable-equivalent basis (4)		16,338	3.25%		13,933	2.72%
Ratio of interest-earning assets to interest-bearing liabilities	130.47%			128.81%

(1)	Includes non-accrual loans and loans held-for-sale.
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2025 as compared to the same period in 2024.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	March 31, 2025 vs. 2024
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(9)	508	499
Interest-bearing demand deposits	(166)	(28)	(194)
Federal Reserve Bank stock	(1)	100	99
Federal Home Loan Bank stock	100	28	128
Investment securities:
Equity securities	—	(1)	(1)
Debt securities, taxable	(50)	74	24
Debt securities, non-taxable	(17)	21	4
Total interest income	(143)	702	559

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	(406)	(1,174)	(1,580)
Savings deposits	(1)	(10)	(11)
IRA and time certificates	1,306	(346)	960
Short-term borrowings	(904)	(30)	(934)
Long-term debt	(262)	(19)	(281)
Total interest expense	(267)	(1,579)	(1,846)
Net interest income	$124	2,281	2,405

Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2025 totaled $16.3 million, an increase of $2.4 million from the comparable period in 2024.  Total interest income increased $559 thousand and total interest expense decreased $1.8 million.

The $559 thousand increase in total interest income was primarily due to a $499 thousand increase in loan interest income. The increase in loan interest income was primarily due to a 16 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio, slightly offset by a $674 thousand decrease in average loan balances.

The $1.8 million decrease in total interest expense was primarily due to a $1.6 million decrease in interest expense for interest-bearing demand deposits, money market deposits, and short-term borrowings The decrease was partially offset by an increase in interest expense for IRA and time certificates. Interest expense on interest-bearing demand and money market deposits decreased primarily due to a 79 basis point decrease in the average rate paid for these deposits and secondarily to a $72.7 million decrease in average deposit balances. Interest expense associated with short-term borrowings decreased due to payoffs of short-term borrowings during 2024. Interest expense increased on IRA and time certificates due to increased balances, primarily from acquisition activity, and was partially offset by a 32 basis point decrease in the average rate paid for these deposits.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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

LCNB recorded a provision for credit losses of $197 thousand for the first quarter of 2025, compared to $125 thousand for the comparable period in 2024. The provision for the 2025 period included a provision for credit losses on loans of $162 thousand and a provision for off-balance-sheet credit exposures of $34 thousand. The provision for the 2024 period included a provision for credit losses on loans of $77 thousand and a provision for off-balance-sheet credit exposures of $48 thousand.

Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available or if market conditions change.

Net charge-offs for the three months ended March 31, 2025 totaled $39 thousand, compared to net charge-offs of $45 thousand for the same period in 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for the three months ended March 31, 2025 and March 31, 2024 is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Difference
Fiduciary income	$2,164	1,973	191
Service charges and fees on deposit accounts	1,766	1,384	382
Net losses from sales of debt securities, available-for-sale	—	(214)	214
Bank-owned life insurance income	346	318	28
Net gains from sales of loans	841	522	319
Other operating income (loss)	105	(54)	159
Total non-interest income	$5,222	3,929	1,293

Reasons for changes include:

•

Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value are due to the opening of new Wealth Management customer accounts.

•	Service charges and fees on deposit accounts increased primarily due to increased fee income received on the ICS product and secondarily to an increase in overdraft fees.
•	There were no sales of debt securities during the three months ended March 31, 2025.
•	Net gains from sales of loans increased due to a higher volume of residential real estate loan sales.
•

Other operating income increased primarily due to a decrease in amortization of capitalized mortgage servicing rights, which amortization is netted for accounting purposes against fee income recognized from the servicing of sold residential mortgage loans.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three months ended March 31, 2025 and March 31, 2024 is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024	Difference
Salaries and employee benefits	$9,172	8,554	618
Equipment expenses	382	390	(8)
Occupancy expense, net	1,010	1,005	5
State financial institutions tax	453	428	25
Marketing	315	174	141
Amortization of intangibles	297	236	61
FDIC insurance premiums, net	410	504	(94)
Contracted services	870	784	86
Merger-related expenses	—	775	(775)
Other non-interest expense	2,900	2,622	278
Total non-interest expense	$15,809	15,472	337

Reasons for changes include:

•	Salaries and employee benefits increased due to overall wage and benefit increases, an increased number of employees due to the acquisition of EFBI, and higher health insurance costs.
•	Marketing expenses increased due to development costs for a new marketing brand awareness campaign and timing involving other marketing efforts. Management anticipates that marketing expenses will normalize through the remainder of the year.
•	Amortization of core deposit intangibles increased due to the acquisition of EFBI.
•	Merger-related expenses during the first quarter of 2024 reflect costs incurred in connection with the acquisitions of EFBI and CNNB.
•

Other non-interest expense for the first quarter 2025 includes a $73 thousand impairment charge on the fair value of a closed office.  The remaining net increase can be attributed to smaller increases in various other accounts.

Income Taxes

LCNB's effective tax rate for the three months ended March 31, 2025 was 16.4%, compared to 14.0% for the same period in 2024.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. The effective tax rate for 2024 was lower due to tax-exempt items not decreasing in proportion to the overall decrease in earnings.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at March 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

	March 31, 2025	December 31, 2024	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$37,670	35,744	1,926	5.39%
Interest-bearing time deposits	250	250	—	0.00%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,387	1,363	24	1.76%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	0.00%
Debt securities, available-for-sale, at fair value	255,891	258,327	(2,436)	(0.94)%
Debt securities, held-to-maturity, net, at cost	17,585	16,324	1,261	7.72%
Federal Reserve Bank stock, at cost	6,405	6,405	—	0.00%
Federal Home Loan Bank stock, at cost	20,710	20,710	—	0.00%
Loans held-for-sale	6,098	5,556	542	9.76%
Loans, net	1,705,506	1,709,811	(4,305)	(0.25)%
Premises and equipment, net	39,972	41,049	(1,077)	(2.62)%
Operating lease right-of-use assets	5,935	5,785	150	2.59%
Goodwill	90,310	90,310	—	0.00%
Core deposit and other intangibles, net	10,616	11,104	(488)	(4.39)%
Bank-owned life insurance	54,348	54,002	346	0.64%
Interest receivable	9,013	8,701	312	3.59%
Other assets, net	37,383	38,287	(904)	(2.36)%
TOTAL ASSETS	$2,302,745	2,307,394	(4,649)	(0.20)%

LIABILITIES:
Deposits:
Noninterest-bearing	$464,059	459,619	4,440	0.97%
Interest-bearing	1,457,590	1,418,673	38,917	2.74%
Total deposits	1,921,649	1,878,292	43,357	2.31%
Long-term debt	104,637	155,153	(50,516)	(32.56)%
Operating lease liabilities	6,299	6,115	184	3.01%
Accrued interest and other liabilities	11,509	14,798	(3,289)	(22.23)%
TOTAL LIABILITIES	2,044,094	2,054,358	(10,264)	(0.50)%

SHAREHOLDERS' EQUITY:
Common shares	187,369	186,937	432	0.23%
Retained earnings	142,811	141,290	1,521	1.08%
Treasury shares, at cost	(56,002)	(56,002)	—	0.00%
Accumulated other comprehensive loss, net of taxes	(15,527)	(19,189)	3,662	(19.08)%
TOTAL SHAREHOLDERS' EQUITY	258,651	253,036	5,615	2.22%
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,302,745	2,307,394	(4,649)	(0.20)%

NM - Not Meaningful

Reasons for changes include:

•	Debt securities, held-to-maturity, increased due to purchases of new securities.
•	Loans held-for-sale increased due to an increase in single-family residential loans originated for sale in the secondary market.
•	Premises and equipment decreased due to the transfer of the Florence building to premises held-for-sale, which is included in the other assets classification.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Total interest-bearing deposits increased primarily due to an increase in deposits obtained through the ICS service, partially offset by decreases in IRA and time certificate deposits.
•

Long-term debt decreased due to the early payoff of $50 million in advances bearing a weighted average interest rate of 4.23% from the FHLB of Cincinnati.  Funds for the payoff were provided by the increase in ICS deposits mentioned above, resulting in an overall decrease in the average interest rate.

•	Accumulated other comprehensive loss, net of taxes decreased because of market-driven partial recoveries in the fair value of LCNB's available-for-sale debt securities investments.

LCNB's loan portfolio represents its largest asset category and is its most significant source of interest income. Loan classifications have been identified as Commercial & Industrial, Commercial Real Estate, Residential Real Estate, Consumer, Agricultural, and Other. Commercial real estate is the largest classification in LCNB's loan portfolio, comprising about 65% of total loans at March 31, 2025.

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

The following table provides a breakdown of amortized cost of commercial real estate loans by property-type classification as of March 31, 2025, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Multi-family & Multi-family Construction	$276,475	27%
Retail	158,149	15%
Office	125,032	12%
Mixed Use	95,301	9%
Hotel/Motel	89,782	9%
Other	67,721	6%
Self storage	45,707	4%
Warehouse (one tenant)	44,016	4%
Farmland	37,057	4%
Light Industrial	32,745	3%
Warehouse (more than one tenant)	23,342	2%
Healthcare Facilities	19,707	2%
Manufacturing	19,348	2%
Dental	12,760	1%
Total	$1,047,142	100%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of LCNB's commercial real estate loans are made within its general market area of Southwest and South-Central Ohio and Northern Kentucky. The following table provides a breakdown of amortized cost of commercial real estate loans by real estate collateral location as of March 31, 2025, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Franklin County, Ohio	$301,649	29%
Hamilton County, Ohio	199,476	19%
Montgomery County, Ohio	95,769	9%
Butler County, Ohio	89,931	9%
Warren County, Ohio	83,102	8%
Other, Ohio	64,803	6%
Delaware County, Ohio	45,463	4%
Greene County, Ohio	35,544	3%
Boone County, Kentucky	28,762	3%
Kenton County, Kentucky	21,605	2%
Clermont County, Ohio	20,344	2%
Preble County, Ohio	18,052	2%
Licking County, Ohio	14,691	1%
Ross County, Ohio	12,807	1%
Other, Kentucky	6,779	1%
Other, Indiana	7,561	1%
Other, West Virginia	804	0%
Total	$1,047,142	100%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Regulatory Capital:
Shareholders' equity	$264,078	259,811
Goodwill and other intangibles	(100,754)	(100,279)
Accumulated other comprehensive loss, net	15,528	19,189
Tier 1 risk-based capital	178,852	178,721
Eligible allowance for credit losses	12,070	11,805
Total risk-based capital	$190,922	190,526
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	9.98%	9.94%
Tier 1 Capital to risk-weighted assets	9.98%	9.94%
Total Capital to risk-weighted assets	10.66%	10.60%
Leverage	8.07%	7.94%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB did not qualify to use the simplified measure for the March 31, 2025 or December 31, 2024 regulatory capital calculations.

Liquidity

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, line of credit arrangements totaling $115.0 million with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios. In addition, LCNB has approximately $108 million in off-balance sheet insured cash sweeps immediately available for liquidity.

Total remaining borrowing capacity with the Federal Home Loan Bank at March 31, 2025 was approximately $144.3 million. Additional borrowings of approximately $115.0 million were available through line of credit arrangements with correspondent banks.

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

Commitments to extend credit at March 31, 2025 totaled $291.5 million and are more fully described in Note 11 - Commitments and Contingent Liabilities to LCNB's condensed consolidated financial statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash required to satisfy the commitment reported prior to its expiration.

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the March 31, 2025 IRSA indicates that an increase in interest rates would have a negative effect on NII, while a decrease in interest rates would have a positive effect on NII. The changes in NII for all rate shock scenarios are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	NII	NII	Limits
	(Dollars in thousands)
Up 300	$79,672	(2,166)	(2.65)%	15%
Up 200	80,336	(1,503)	(1.84)%	10%
Up 100	80,880	(958)	(1.17)%	5%
Base	81,838	—	—%	—%
Down 100	81,941	103	0.13%	5%
Down 200	82,492	654	0.80%	10%
Down 300	82,953	1,114	1.36%	15%

The IRSA shows the effect on NII during a one-year period only.  A longer-range model is the EVE analysis, which shows, accounting for the same rate shocks, the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2025 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a decrease in interest rates will have a positive effect on the EVE. The changes in EVE for all rate shock scenarios are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	EVE	EVE	Limits
	(Dollars in thousands)
Up 300	$201,096	(33,367)	(14.23)%	25%
Up 200	215,964	(18,499)	(7.89)%	20%
Up 100	230,683	(3,779)	(1.61)%	15%
Base	234,463	—	—%	—%
Down 100	255,648	21,185	9.04%	15%
Down 200	268,052	33,589	14.33%	20%
Down 300	284,615	50,152	21.39%	25%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

Item 4.         Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2025, LCNB's disclosure controls and procedures were effective.

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

Item 1A.      Risk Factors

Readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in LCNB's Form 10-K for the year ended December 31, 2024.

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

No purchases were made under the Plan during the three months ended March 31, 2025. The maximum number of shares that may yet be purchased under the Plan is 315,047.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended March 31, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

3.2	Code of Regulations of LCNB Corp. – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 7, 2025	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

May 7, 2025	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer