Form 10-Q
period 2025-06-30
LCNB CORP
filed 2025-08-06
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of August 6, 2025 was 14,175,891 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS:
Cash and due from banks	$37,465	20,393
Interest-bearing demand deposits	12,313	15,351
Total cash and cash equivalents	49,778	35,744
Interest-bearing time deposits	256	250
Investment securities:
Equity securities with a readily determinable fair value, at fair value	$1,405	1,363
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	253,320	258,327
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $5 at June 30, 2025 and December 31, 2024	17,429	16,324
Federal Reserve Bank stock, at cost	6,405	6,405
Federal Home Loan Bank stock, at cost	20,710	20,710
Loans held-for-sale	6,026	5,556
Loans, net of allowance for credit losses of $12,108 and $12,001 at June 30, 2025 and December 31, 2024, respectively	1,700,902	1,709,811
Premises and equipment, net	39,662	41,049
Operating lease right-of-use assets	6,020	5,785
Goodwill	90,310	90,310
Core deposit and other intangibles, net	10,106	11,104
Bank-owned life insurance	54,701	54,002
Interest receivable	8,795	8,701
Other assets, net	38,309	38,287
TOTAL ASSETS	2,307,800	2,307,394

LIABILITIES:
Deposits:
Noninterest-bearing	$463,123	459,619
Interest-bearing	1,456,249	1,418,673
Total deposits	1,919,372	1,878,292
Long-term debt	105,000	155,153
Operating lease liabilities	6,401	6,115
Accrued interest and other liabilities	13,553	14,798
TOTAL LIABILITIES	2,044,326	2,054,358

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 17,390,749 and 17,329,423 shares at June 30, 2025 and December 31, 2024, respectively; outstanding 14,175,241 and 14,118,040 shares at June 30, 2025 and December 31, 2024, respectively	187,653	186,937
Retained earnings	145,621	141,290
Treasury shares at cost, 3,215,508 and 3,211,383 shares at June 30, 2025 and December 31, 2024, respectively	(56,071)	(56,002)
Accumulated other comprehensive loss, net of taxes	(13,729)	(19,189)
TOTAL SHAREHOLDERS' EQUITY	263,474	253,036
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,307,800	2,307,394

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans	$23,838	24,836	47,019	47,518
Dividends on equity securities:
With a readily determinable fair value	11	9	21	18
Without a readily determinable fair value	25	30	54	61
Interest on debt securities:
Taxable	1,213	1,183	2,469	2,415
Non-taxable	161	145	307	288
Other investments	691	762	1,385	1,423
TOTAL INTEREST INCOME	25,939	26,965	51,255	51,723

INTEREST EXPENSE:
Interest on deposits	7,119	9,690	14,678	17,880
Interest on short-term borrowings	1	181	2	1,116
Interest on long-term debt	1,278	1,877	2,735	3,615
TOTAL INTEREST EXPENSE	8,398	11,748	17,415	22,611
NET INTEREST INCOME	17,541	15,217	33,840	29,112

PROVISION FOR CREDIT LOSSES	18	528	215	653
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	17,523	14,689	33,625	28,459

NON-INTEREST INCOME:
Fiduciary income	2,262	2,067	4,426	4,040
Service charges and fees on deposit accounts	1,884	1,537	3,650	2,921
Net losses from sales of debt securities, available-for-sale	—	—	—	(214)
Bank-owned life insurance income	353	341	699	659
Net gains from sales of loans	615	50	1,456	572
Other operating income	134	85	239	31
TOTAL NON-INTEREST INCOME	5,248	4,080	10,470	8,009

NON-INTEREST EXPENSE:
Salaries and employee benefits	8,872	9,006	18,044	17,560
Equipment expenses	371	395	753	785
Occupancy expense, net	1,022	944	2,032	1,949
State financial institutions tax	449	476	902	904
Marketing	281	210	596	384
Amortization of intangibles	301	298	598	534
FDIC insurance premiums, net	380	394	790	898
Contracted services	859	844	1,729	1,628
Merger-related expenses	140	2,320	140	3,095
Other non-interest expense	2,892	2,938	5,792	5,560
TOTAL NON-INTEREST EXPENSE	15,567	17,825	31,376	33,297
INCOME BEFORE INCOME TAXES	7,204	944	12,719	3,171
PROVISION FOR INCOME TAXES	1,285	19	2,191	331
NET INCOME	$5,919	925	10,528	2,840

Earnings per common share:
Basic	$0.41	0.07	0.74	0.21
Diluted	0.41	0.07	0.74	0.21
Weighted average common shares outstanding:
Basic	14,085,764	13,948,671	14,070,417	13,526,261
Diluted	14,085,764	13,948,671	14,070,417	13,526,261

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$5,919	925	10,528	2,840
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities (net of tax expense (benefit) of $478 and $161 for the three months ended June 30, 2025 and 2024, respectively, and $1,451 and $(181) for the six months ended June 30, 2025 and 2024, respectively)	1,798	605	5,460	(682)
Reclassification adjustment for net realized losses on sales of available-for-sale debt securities included in net income (net of tax benefit of $45 for the six months ended June 30, 2024)	—	—	—	169
Other comprehensive income (loss), net of tax	1,798	605	5,460	(513)
TOTAL COMPREHENSIVE INCOME	$7,717	1,530	15,988	2,327

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Earnings	Shares	Loss	Equity
Three Months Ended June 30, 2025
Balance at April, 1 2025	14,166,915	187,369	142,811	(56,002)	(15,527)	258,651
Net income			5,919			5,919
Other comprehensive income, net of taxes					1,798	1,798
Dividend Reinvestment and Stock Purchase Plan	12,451	183				183
Repurchase of common stock	(4,125)			(69)		(69)
Compensation expense relating to restricted stock		101				101
Common stock dividends, $0.22 per share			(3,109)			(3,109)
Balance at June 30, 2025	14,175,241	$187,653	145,621	(56,071)	(13,729)	263,474

Six Months Ended June 30, 2025
Balance at January 1, 2025	14,118,040	$186,937	141,290	(56,002)	(19,189)	253,036
Net income			10,528			10,528
Other comprehensive income, net of taxes					5,460	5,460
Dividend Reinvestment and Stock Purchase Plan	22,376	331				331
Shares issued for restricted stock awards	38,950					—
Repurchase of common stock	(4,125)			(69)		(69)
Compensation expense relating to restricted stock		385				385
Common stock dividends, $0.44 per share			(6,197)			(6,197)
Balance at June 30, 2025	14,175,241	$187,653	145,621	(56,071)	(13,729)	263,474

Three Months Ended June 30, 2024
Balance at April, 1 2024	13,224,276	174,082	139,050	(56,015)	(23,454)	233,663
Net income			925			925
Other comprehensive loss, net of taxes					605	605
Dividend Reinvestment and Stock Purchase Plan	9,351	130				130
Stock issued for acquisition of Eagle Financial Bancorp, Inc.	918,128	12,891				12,891
Compensation expense relating to restricted stock		92				92
Common stock dividends, $0.22 per share			(3,092)			(3,092)
Balance at June 30, 2024	14,151,755	$187,195	136,883	(56,015)	(22,849)	245,214

Six Months Ended June 30, 2024
Balance at January 1, 2024	13,173,569	$173,637	140,017	(56,015)	(22,336)	235,303
Net income			2,840			2,840
Other comprehensive loss, net of taxes					(513)	(513)
Dividend Reinvestment and Stock Purchase Plan	18,355	260				260
Stock issued for acquisition of Eagle Financial Bancorp, Inc.	918,128	12,891				12,891
Shares issued for restricted stock awards	41,703
Compensation expense relating to restricted stock		407				407
Common stock dividends, $0.44 per share			(5,974)			(5,974)
Balance at June 30, 2024	14,151,755	$187,195	136,883	(56,015)	(22,849)	245,214

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,528	2,840
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	(1,253)	386
Provision for credit losses	215	653
Deferred income tax provision	1,221	44
Increase in cash surrender value of bank-owned life insurance	(699)	(659)
Realized and unrealized (gains) losses from equity securities, net	(22)	24
Realized losses from sales of debt securities, available-for-sale	—	214
Origination of mortgage loans for sale	(57,973)	(64,832)
Realized gains from sales of loans	(1,456)	(1,414)
Proceeds from sales of originated loans	58,959	62,346
Proceeds from sales of acquired loans	—	47,718
Realized losses from sales of acquired loans	—	842
Compensation expense related to restricted stock	385	407
Changes in:
Accrued interest receivable	(94)	(777)
Other assets	(2,095)	(4,602)
Other liabilities	(37)	(229)
TOTAL ADJUSTMENTS	(2,849)	40,121
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	7,679	42,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity securities:
Purchases of securities	(20)	(18)
Available for-sale debt securities:
Proceeds from sales	—	9,615
Proceeds from maturities, prepayments and calls	12,541	9,336
Purchases of securities	(750)	(4,861)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	273	570
Purchases of securities	(1,378)	(2,558)
Purchase of interest-bearing time deposits	(6)	—
Purchase of Federal Reserve Bank stock	—	(1,248)
Purchases of Federal Home Loan Bank stock	—	(1,293)
Proceeds from redemption of Federal Home Loan Bank stock	—	93
Net decrease in loans	12,170	27,503
Purchases of premises and equipment	(305)	(2,001)
Proceeds from sales of premises and equipment	1	—
Cash and cash equivalents acquired, net of cash paid for acquisition	—	(1,025)
Funding of tax credit investments	(1,163)	(1,062)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	21,363	33,051

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	41,080	(13,764)
Net decrease in short-term borrowings	—	(110,395)
Proceeds from issuance of long-term debt	—	50,000
Principal payments on long-term debt	(50,153)	(990)
Proceeds from issuance of common stock	331	260
Repurchase of common stock	(69)	—
Cash dividends paid on common stock	(6,197)	(5,974)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(15,008)	(80,863)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,034	(4,851)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,744	39,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,778	34,872

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$18,257	21,481

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans held-for-investment to loans held-for-sale	$—	65,288
Transfer from premises and equipment to premises held-for-sale	525	—
Right-of-use assets obtained in exchange for lease obligations	554	62

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of consolidated operations, and cash flows for the interim periods, as required by Regulation S-X, Rule 10-01.

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

Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2024 Annual Report on Form 10-K filed with the SEC.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

From time to time the FASB issues an ASU to communicate changes to U.S. GAAP. As of June 30, 2025, there are no newly issued but not yet effective ASUs that could have an effect on LCNB’s financial position or results of consolidated operations.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

The following table summarizes the fair value of the total consideration transferred as a part of the EFBI acquisition and the fair value of identifiable assets acquired and liabilities assumed as originally reported at June 30, 2024 and as adjusted at  June 30, 2025 (in thousands).

	June 30, 2024	Adjustments	June 30, 2025
Consideration:
Cash consideration	$10,256	(83)	10,173
Common stock (868,001 shares issued at $14.04 per share)	12,891	(704)	12,187
Fair value of total consideration transferred	23,147	(787)	22,360

Identifiable Assets Acquired:
Cash and cash equivalents	8,029	—	8,029
Debt securities, available-for-sale	698	—	698
Federal Home Loan Bank stock	4,334	—	4,334
Loans, net	127,700	—	127,700
Premises and equipment	3,427	—	3,427
Operating lease right-of-use assets	48	—	48
Core deposit and other intangibles	3,760	—	3,760
Bank owned life insurance	3,004	—	3,004
Deferred income taxes	1,813	2,453	4,266
Other assets	2,590	482	3,072
Total identifiable assets acquired	155,403	2,935	158,338

Liabilities Assumed:
Deposits	132,435	—	132,435
Short-term borrowings	13,000	—	13,000
Operating lease liabilities	48	—	48
Other liabilities	773	(1)	772
Total liabilities assumed	146,256	(1)	146,255

Total Identifiable Net Assets Acquired	9,147	2,936	12,083

Goodwill Resulting From Merger	$14,000	(3,723)	10,277

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - BUSINESS COMBINATIONS (continued)

Effective April 11, 2025, management finalized the fair values of the acquired assets and assumed liabilities within the 12 month post-acquisition date, as allowed by GAAP.  The consideration adjustments in the table above are associated with the unearned portion of EAGLE.bank's employee stock ownership plan. The other assets, other liabilities and resulting deferred tax adjustments in the table above were related to the updated fair value adjustments.

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

Direct expenses related to the EFBI acquisition totaled $124 thousand during the three and six months ended June 20, 2025, and totaled $2.3 million and $2.8 million during the three and six months ended June 30, 2024. They were expensed as incurred and are recorded as merger-related expenses in the consolidated statements of income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2025
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$67,646	—	3,124	64,522
U.S. Agency notes	83,379	—	4,231	79,148
Corporate bonds	8,950	21	386	8,585
U.S. Agency mortgage-backed securities	72,553	2	7,172	65,383
Municipal securities:
Non-taxable	4,229	—	227	4,002
Taxable	33,945	—	2,265	31,680
	$270,702	23	17,405	253,320

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$14,300	—	1,041	13,259
Taxable	3,129	—	350	2,779
	$17,429	—	1,391	16,038

December 31, 2024
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$70,934	—	4,754	66,180
U.S. Agency notes	83,770	—	6,253	77,517
Corporate Bonds	8,200	5	449	7,756
U.S. Agency mortgage-backed securities	78,869	3	9,326	69,546
Municipal securities:
Non-taxable	4,248	—	266	3,982
Taxable	36,599	—	3,253	33,346
	$282,620	8	24,301	258,327

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,195	—	922	12,273
Taxable	3,129	—	474	2,655
	$16,324	—	1,396	14,928

The amortized cost of debt securities in the above table excludes accrued interest of $1.0 million and $993 thousand at June 30, 2025 and December 31, 2024, respectively, that is recorded in other assets on the consolidated condensed balance sheets.

Expected credit losses on debt securities, held-to-maturity, were $5 thousand at June 30, 2025 and December 31, 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at June 30, 2025 and December 31, 2024, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Available-for-Sale:
U.S. Treasury notes	$—	—	64,522	3,124
U.S. Agency notes	4,159	4	74,989	4,227
Corporate bonds	—	—	6,314	386
U.S. Agency mortgage-backed securities	5,643	82	59,517	7,090
Municipal securities:
Non-taxable	—	—	4,001	227
Taxable	—	—	31,620	2,265
	$9,802	86	240,963	17,319

Held-to-Maturity:
Municipal securities:
Non-taxable	$3,616	61	9,243	980
Taxable	—	—	2,779	350
	$3,616	61	12,022	1,330

December 31, 2024
Available-for-Sale:
U.S. Treasury notes	$3,232	—	62,948	4,754
U.S. Agency notes	3,991	137	73,526	6,116
Corporate Bonds	743	7	6,258	442
U.S. Agency mortgage-backed securities	5,806	180	63,539	9,146
Municipal securities:
Non-taxable	—	—	3,982	266
Taxable	—	—	33,286	3,253
	$13,772	324	243,539	23,977

Held-to-Maturity:
Municipal securities:
Non-taxable	$2,283	17	9,578	905
Taxable	—	—	2,655	474
	$2,283	17	12,233	1,379

At June 30, 2025, LCNB’s securities portfolio consisted of 158 securities, 151 of which were in an unrealized loss position. At December 31, 2024, LCNB's securities portfolio consisted of 161 securities, 157 of which were in an unrealized loss position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Each quarter, LCNB performs an analysis to determine if any of the unrealized losses on available-for-sale debt securities are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. The assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and LCNB's ability and intent to hold the security for a period of time sufficient for a recovery in value. LCNB also considers the extent to which the securities are issued by the federal government or its agencies and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.1 years. No credit losses were determined to be present as of June 30, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on available-for-sale debt securities was recognized for the second quarter of 2025.

Debt securities with a market value of $134.9 million and $116.2 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at June 30, 2025.

Contractual maturities of debt securities at June 30, 2025 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$39,320	38,700	64	63
Due from one to five years	132,809	124,710	973	953
Due from five to ten years	26,020	24,527	9,411	8,806
Due after ten years	—	—	6,981	6,216
	198,149	187,937	17,429	16,038
U.S. Agency mortgage-backed securities	72,553	65,383	—	—
	$270,702	253,320	17,429	16,038

Certain information concerning the sale of debt securities available-for-sale for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Proceeds from sales	$—	—	$—	9,615
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	214

Realized gains or losses from the sale of securities are computed using the specific identification method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at June 30, 2025 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at June 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	June 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mutual Funds	$1,471	1,308	1,451	1,265
Equity Securities	10	97	10	98
Total equity securities with a readily determinable fair value	$1,481	1,405	1,461	1,363

Certain information concerning changes in the fair value of equity securities with a readily determinable fair value for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity securities	$8	(14)	22	(24)
Less net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$8	(14)	22	(24)

LCNB is a member of the FHLB system and its regional FRB. Members are required to own a certain amount of stock based on predetermined formulas. FHLB and FRB stock are carried at cost, which is equal to par value, and periodically evaluated for impairment based on ultimate recovery of par value.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 - LOANS

Major classifications of loans at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Commercial & industrial	$110,643	118,611
Commercial, secured by real estate:
Owner occupied	219,829	210,327
Non-owner occupied	502,326	508,531
Farmland	36,173	37,860
Multi-family	254,900	264,260
Construction	95,738	91,154
Residential real estate:
Secured by senior liens on 1-4 family dwellings	390,742	392,513
Secured by junior liens on 1-4 family dwellings	21,400	21,522
Home equity line-of-credit loans	48,146	43,064
Consumer	18,476	20,498
Agricultural	14,466	13,293
Other loans, including deposit overdrafts	171	179
Loans, gross	1,713,010	1,721,812
Less allowance for credit losses	12,108	12,001
Loans, net	$1,700,902	1,709,811

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $902 thousand and $796 thousand at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable of $7.8 million and $7.7 million are excluded from the balances above as of June 30, 2025 and December 31, 2024, respectively, and are recorded in other assets in the consolidated condensed balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

Non-accrual loans by class of receivable as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Non-accrual		Non-accrual
	Loans with no	Total	Loans with no	Total
	Allowance for	Non-accrual	Allowance for	Non-accrual
	Credit Losses	Loans	Credit Losses	Loans
Commercial & industrial	$—	1,384	—	1,375
Commercial, secured by real estate:
Owner occupied	—	—	—	—
Non-owner occupied	—	2,520	—	2,642
Farmland	16	16	16	16
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	276	559	73	467
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	21	21	28	28
Agricultural	—	—	—	—
Total	$313	4,500	117	4,528

Interest income recognized on nonaccrual loans totaled approximately $1 thousand and $172 thousand during the six months ended  June 30, 2025 and 2024, respectively. Accrued interest reversed and charged against interest income for these loans totaled approximately $9 thousand and $27 thousand during the six months ended  June 30, 2025 and 2024, respectively.

The ratio of non-accrual loans to total loans outstanding at June 30, 2025 and December 31, 2024 was 0.26%.

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

•	Loss given default – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from company specific and peer loss data.
•	Prepayments and curtailments – Prepayments and curtailments are calculated based on the Company’s own data. This analysis is updated when materially relevant.
•	Forecast and reversion – There were no changes to the Company's forecast or reversion periods during the second quarter of 2025; as of June 30, 2025, the Company continues to utilize a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average.
•	Economic forecast – The Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of June 30, 2025, the Company selected a forecasted data model which projects unemployment between 5.28% and 6.10%, the change in Coincident Economic Activity between -0.15% and 0.53%, the change in Commercial Real Estate Price Indexes between -5.79% and -1.48%, and the change in the Home Price Index between -2.57% and 2.06% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks. As of March 31, 2025, the Company selected a forecast model which projects unemployment between 4.66% and 5.57%, the change in Coincident Economic Activity between 0.43% and 1.18%, the change in Commercial Real Estate Price Indexes between -8.90% and -2.30%, and the change in the Home Price Index between -1.54% and 3.08% during the forecast periods. The historical averages for LCNB’s economic indicators are unemployment – 5.74%, change in Coincident Economic Activity – 2.01, change in Commercial Real Estate Price Indexes – 4.62%, and change in Home Price Index – 2.81%

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

						Other Loans,
		Commercial,				Including
	Commercial	Secured by	Residential			Deposit
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Overdrafts	Total
Three Months Ended June 30, 2025
Balance, beginning of period	$1,307	6,830	3,729	221	20	17	12,124
Provision for (recovery of) credit losses	79	(495)	424	12	8	35	63
Losses charged off	—	—	(37)	(5)	—	(53)	(95)
Recoveries	—	—	—	1	—	15	16
Balance, end of period	$1,386	6,335	4,116	229	28	14	12,108

Ratio of net charge-offs to average loans	—%	—%	0.03%	0.09%	—%	100.27%	0.02%

Six Months Ended June 30, 2025
Balance, beginning of year	$1,573	6,537	3,634	220	24	13	12,001
Provision for (recovery of) credit losses	(187)	(202)	515	13	4	82	225
Losses charged off	—	—	(37)	(5)	—	(106)	(148)
Recoveries	—	—	4	1	—	25	30
Balance, end of period	$1,386	6,335	4,116	229	28	14	12,108

Ratio of net charge-offs (recoveries) to average loans	—%	—%	0.01%	0.04%	—%	101.45%	0.01%

						Other Loans,
		Commercial,				Including
	Commercial	Secured by	Residential			Deposit
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Overdrafts	Total
Three Months Ended June 30, 2024
Balance, beginning of period	$967	6,486	2,852	232	18	2	10,557
Acquisition of Eagle Financial Bancorp, Inc. - PCD Loans	101	8	79	—	—	—	188
Provision for (recovery of) credit losses	449	(512)	(184)	(21)	20	28	(220)
Acquisition of Eagle Financial Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	51	246	466	—	—	—	763
Losses charged off	—	—	—	(40)	—	(46)	(86)
Recoveries	—	—	9	41	—	18	68
Balance, end of period	$1,568	6,228	3,222	212	38	2	11,270

Ratio of net charge-offs to average loans	—%	—%	(0.01)%	(0.02)%	—%	73.60%	—%

Six Months Ended June 30, 2024
Balance, beginning of year, prior to adoption of ASC 326	$1,039	5,414	3,816	238	18	—	10,525
Acquisition of Eagle Financial Bancorp, Inc. - PCD Loans	101	8	79	—	—	—	188
Provision for (recovery of) credit losses	377	560	(1,148)	(32)	20	80	(143)
Acquisition of Eagle Financial Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	51	246	466	—	—	—	763
Losses charged off	—	—	—	(43)	—	(121)	(164)
Recoveries	—	—	9	49	—	43	101
Balance, end of period	$1,568	6,228	3,222	212	38	2	11,270

Ratio of net charge-offs to average loans	—%	—%	—%	(0.05)%	—%	121.28%	—%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The ratio of the allowance for credit losses for loans to total loans at  June 30, 2025 and December 31, 2024 was 0.71% and 0.70%, respectively.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	June 30, 2025		December 31, 2024
	Amortized	Related	Amortized	Related
	Cost Basis	Allowance	Cost Basis	Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate:
Owner occupied	41	—	48	—
Non-owner occupied	2,519	78	2,642	1,201
Farmland	16	—	16	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	720	32	527	50
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	43	—	75	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$3,339	110	3,308	1,251

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

Other Loans, Including Deposit Overdrafts. Other loans may include loans that do not fit in any of the other categories, but it is primarily composed of overdrafts from transaction deposit accounts. Overdraft payments are recorded as a recovery and overdrafts are generally written off after 60 days with a negative balance.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at June 30, 2025 and December 31, 2024 (in thousands):

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
June 30, 2025
Commercial & industrial
Pass	$6,811	13,456	10,433	24,683	20,917	10,357	16,028	—	102,685
OAEM	99	—	74	650	668	1,265	432	—	3,188
Substandard	—	—	—	2,921	—	—	389	76	3,386
Doubtful	—	1,384	—	—	—	—	—	—	1,384
Total	6,910	14,840	10,507	28,254	21,585	11,622	16,849	76	110,643
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	16,200	49,969	116,395	202,333	154,007	405,032	137,594	—	1,081,530
OAEM	—	—	—	3,682	1,859	10,099	—	—	15,640
Substandard	—	—	—	7,258	1,474	2,892	—	172	11,796
Doubtful	—	—	—	—	—	—	—	—	—
Total	16,200	49,969	116,395	213,273	157,340	418,023	137,594	172	1,108,966
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	11,255	34,582	57,142	77,729	83,727	145,600	46,375	—	456,410
OAEM	—	—	—	—	196	1,173	—	—	1,369
Substandard	—	—	495	—	284	1,730	—	—	2,509
Doubtful	—	—	—	—	—	—	—	—	—
Total	11,255	34,582	57,637	77,729	84,207	148,503	46,375	—	460,288
Gross charge-offs (1)	—	—	27	—	—	10	—	—	37
Consumer
Pass	3,371	5,094	3,930	2,791	1,903	1,284	58	—	18,431
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	3	—	31	6	5	—	—	45
Doubtful	—	—	—	—	—	—	—	—	—
Total	3,371	5,097	3,930	2,822	1,909	1,289	58	—	18,476
Gross charge-offs (1)	—	—	—	4	1	—	—	—	5
Agricultural
Pass	1,788	207	1,267	250	59	268	10,627	—	14,466
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,788	207	1,267	250	59	268	10,627	—	14,466
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	171	—	171
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	171	—	171
Gross charge-offs (1)	—	—	—	—	—	—	106	—	106
Total loans	$39,524	104,695	189,736	322,328	265,100	579,705	211,674	248	1,713,010

(1) - for the six months ended June 30, 2025.

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

(2) - for the year ended December 31, 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

A loan portfolio aging analysis by class segment at June 30, 2025 and December 31, 2024 is as follows (in thousands):

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
June 30, 2025
Commercial & industrial	—	—	—	—	110,643	110,643	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	219,829	219,829	—
Non-owner occupied	—	—	2,520	2,520	499,806	502,326	—
Farmland	—	—	—	—	36,173	36,173	—
Multi-family	—	—	—	—	254,900	254,900	—
Construction	—	—	—	—	95,738	95,738	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	75	221	355	651	390,091	390,742	225
Secured by junior liens on 1-4 family dwellings	8	—	—	8	21,392	21,400	—
Home equity line-of-credit loans	355	17	43	415	47,731	48,146	43
Consumer	11	6	24	41	18,435	18,476	3
Agricultural	—	—	—	—	14,466	14,466	—
Other	171	—	—	171	—	171	—
Total	$620	244	2,942	3,806	1,709,204	1,713,010	271

December 31, 2024
Commercial & industrial	$666	—	—	666	117,945	118,611	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	210,327	210,327	—
Non-owner occupied	—	—	2,642	2,642	505,889	508,531	—
Farmland	460	—	—	460	37,400	37,860	—
Multi-family	—	—	—	—	264,260	264,260	—
Construction	—	—	—	—	91,154	91,154	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	1,948	249	237	2,434	390,079	392,513	57
Secured by junior liens on 1-4 family dwellings	—	8	—	8	21,514	21,522	—
Home equity line-of-credit loans	72	—	33	105	42,959	43,064	33
Consumer	10	—	28	38	20,460	20,498	—
Agricultural	—	—	—	—	13,293	13,293	—
Other	179	—	—	179	—	179	—
Total	$3,335	257	2,940	6,532	1,715,280	1,721,812	90

Residential consumer mortgage loans secured by residential real estate in the process of foreclosure totaled $154 thousand and $33 thousand at June 30, 2025 and  December 31, 2024, respectively.

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

Excluding individually evaluated collateral dependent loans that are measured at fair value, the following tables present the amortized cost basis of loans modified during the reporting period for borrowers who were experiencing financial difficulty at the time of modification, disaggregated by class of financing receivable and type of concession granted (in thousands), as of  June 30, 2024 and 2025:

	Interest Rate Reduction	Extended Maturity	Principal Forgiveness	Payment Delay	Combination - Interest Rate Reduction and Extended Maturity	Combination - Interest Rate Reduction and Payment Delay	Combination - Extended Maturity and Payment Delay	Total Modifications	Percent of Total Class
Three Months Ended June 30, 2025
Commercial & industrial	$—	—	—	—	—	—	1,722	1,722	1.56%
Consumer	—	21	—	—	—	—	—	21	0.11%
Total	$—	21	—	—	—	—	1,722	1,743

Six Months Ended June 30, 2025
Commercial & industrial	$—	76	—	—	1,006	—	1,722	2,804	2.53%
Commercial, secured by real estate, owner occupied	—	488	—	—	—	—	—	488	0.22%
Consumer	—	21	—	—	—	—	—	21	0.11%
Total	$—	585	—	—	1,006	—	1,722	3,313

Three Months Ended June 30, 2024
Consumer	$—	—	—	—	—	—	30	30	0.13%
Total	$—	—	—	—	—	—	30	30

Six Months Ended June 30, 2024
Residential real estate, secured by senior liens on 1-4 family dwellings	$—	—	—	—	—	23	—	23	0.01%
Consumer	—	—	—	—	—	—	30	30	0.13%
Total	$—	—	—	—	—	23	30	53

During the third quarter of 2024, one borrower defaulted on two consumer loans that underwent maturity-extension and payment-delay modifications during the second quarter of 2024 while the borrower was known to be experiencing financial difficulty. The borrower remained in default through February 2025. At June 30, 2025, the amortized cost basis of these two consumer loans totaled $21 thousand. No other loans defaulted during the year-to-date period ended June 30, 2025 that, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty. During the three and six months ended June 30, 2024, no loans defaulted which, in the twelve months preceding their default, were modified for borrowers experiencing financial difficulty.

At  June 30, 2025 and December 31, 2024, LCNB was not committed to lend additional funds to borrowers who, during the respective six-and-twelve-month reporting period, were granted loan modifications while experiencing financial difficulty.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at June 30, 2025 and December 31, 2024 were approximately $348.0 million and $397.6 million, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 5 - PURCHASED CREDIT DETERIORATED LOANS

Activity during the three months ended June 30, 2024 and 2025 for the accretable discount related to PCD loans acquired from EFBI and CNNB is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accretable discount, beginning of period	$1,100	1,410	1,113	1,467
Accretable discount acquired through merger with EFBI	—	253	—	253
Less loans transferred to held-for-sale	—	396	—	396
Less accretion	29	108	42	165
Accretable discount, end of period	$1,071	1,159	1,071	1,159

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Affordable housing tax credit investment	$20,950	18,950
Less amortization	6,845	6,044
Net affordable housing tax credit investment	$14,105	12,906

Unfunded commitment	$5,263	4,426

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB anticipates to fund the unfunded commitment over twelve years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tax credits and other tax benefits recognized	$487	445	972	888
Tax credit amortization expense included in provision for income taxes	401	368	801	740

NOTE 7 - DEPOSITS

The following table presents the composition of LCNB's deposits at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Demand deposits	$463,123	459,619
Interest-bearing demand and money fund deposits	647,493	540,884
Savings deposits	364,083	367,205
IRA and time certificates	444,673	510,584
Total	$1,919,372	1,878,292

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 - DEPOSITS (continued)

Contractual maturities of time deposits at June 30, 2025 were as follows (in thousands):

Three months or less	$142,354
Over three through six months	151,901
Over six through twelve months	118,803
July 1, 2025 - June 30, 2026	413,058
July 1, 2026 - June 30, 2027	25,374
July 1, 2027 - June 30, 2028	2,797
July 1, 2028 - June 30, 2029	1,120
July 1, 2029 - June 30, 2030	2,003
Thereafter	321
Total contractual maturities	$444,673

The aggregate amount of time deposits in denominations of $250 thousand or more at June 30, 2025 and December 31, 2024 was $93.4 million and $107.8 million, respectively.

NOTE 8 – BORROWINGS

Long-term debt at June 30, 2025 and December 31, 2024 was as follows (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Term loan	$10,000	6.50%	$10,153	4.25%
FHLB long-term advances	95,000	4.83%	145,000	4.62%
	$105,000	4.99%	$155,153	4.60%

The term loan with a correspondent financial institution bears a fixed interest rate of 6.5%, amortizes quarterly, and has a final balloon payment due on June 15, 2028.

Contractual maturities of long-term debt at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Maturing within one year	$—	10,153
Maturing after one year through two years	25,000	25,000
Maturing after two years through three years	25,000	35,000
Maturing after three years through four years	35,000	45,000
Maturing after four years through five years	10,000	30,000
Thereafter	10,000	10,000
Total	$105,000	155,153

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 8 – BORROWINGS (continued)

There were no short-term borrowings at June 30, 2025 or  December 31, 2024.

At June 30, 2025, LCNB had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $10 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2027.

At June 30, 2025, LCNB had short-term line of credit borrowing arrangements with three correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Under the terms of the second arrangement, LCNB can borrow up to $50 million at an interest rate equal to the FOMC targeted federal funds rate plus a spread of 25 basis points. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of borrowing. At June 30, 2025, LCNB had not drawn down on any of these borrowing arrangements.

All long-term and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $408 million and $410 million at June 30, 2025 and December 31, 2024, respectively. Remaining borrowing capacity with the FHLB, including both long-term and short-term borrowings, at June 30, 2025 was approximately $148.1 million.

NOTE 9 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease expense	$214	239	466	465
Short-term lease expense	—	16	5	35
Variable lease expense	16	16	36	20
Other	9	11	20	18
Total lease expense	$239	282	527	538

Other information related to leases at June 30, 2025 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$457
Right-of-use assets obtained in exchange for new operating lease liabilities	$554
Weighted average remaining lease term in years for operating leases	32.7
Weighted average discount rate for operating leases	3.71%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 10 – INCOME TAXES

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.4)%	(2.8)%	(0.5)%	(1.7)%
Tax exempt income on bank-owned life insurance	(1.0)%	(7.6)%	(1.2)%	(4.4)%
Captive insurance premium income	(0.9)%	(6.6)%	(1.0)%	(4.3)%
Affordable housing tax credit limited partnerships	(1.2)%	(8.2)%	(1.3)%	(4.7)%
Nondeductible merger-related expenses	0.3%	5.4%	0.2%	3.9%
Other, net	0.0%	0.8%	0.0%	0.6%
Effective tax rate	17.8%	2.0%	17.2%	10.4%

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

In addition to such commitments to extend credit, LCNB may have services for customers in place that, though they obligate LCNB to provide credit on certain terms, do not constitute commitments to extend credit. For example, the Account Protection product, LCNB's deposit overdraft program, is offered as a service by LCNB and does not constitute a contract between the customer and LCNB.

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Commitments to extend credit:
Commercial loans	$14,528	7,881
Other loans
Fixed rate	15,376	21,613
Adjustable rate	5,514	1,998
Unused lines of credit:
Fixed rate	9,069	10,403
Adjustable rate	219,138	231,046
Unused overdraft protection amounts on demand accounts	17,257	17,566
Standby letters of credit	5	5
Total commitments	$280,887	290,512

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Unused lines of credit include amounts not drawn on line-of-credit loans.  Commitments to extend credit and unused lines of credit generally have fixed expiration dates or other termination clauses.

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

Activity in the allowance for credit losses on off-balance sheet credit exposures, recorded in other liabilities on the consolidated condensed balance sheets, for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$297	329	263	281
Acquisition of Eagle Financial Bancorp, Inc.	—	48	—	48
Provision for (recovery of) credit losses	(45)	(15)	(11)	33
Balance, end of period	$252	362	252	362

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of June 30, 2025 totaled approximately $60 thousand.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Changes in			Changes in
	Unrealized	Pension Plan		Unrealized	Pension Plan
	Losses on	Assets and		Losses on	Assets and
	Available-for-	Benefit		Available-for-	Benefit
	Sale Debt Securities	Obligations	Total	Sale Debt Securities	Obligations	Total
2025
Balance at beginning of period	$(15,528)	1	(15,527)	(19,190)	1	(19,189)
Other comprehensive income, net of taxes	1,798	—	1,798	5,460	—	5,460
Reclassifications	—	—	—	—	—	—
Balance at end of period	$(13,730)	1	(13,729)	(13,730)	1	(13,729)

2024
Balance at beginning of period	$(23,399)	(55)	(23,454)	(22,281)	(55)	(22,336)
Other comprehensive loss, net of taxes	605	—	605	(682)	—	(682)
Reclassifications	—	—	—	169	—	169
Balance at end of period	$(22,794)	(55)	(22,849)	(22,794)	(55)	(22,849)

Reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2025 and 2024 and the affected line items in the condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended		Six Months Ended		Affected Line Item in the
	June 30,		June 30,		Consolidated Condensed
	2025	2024	2025	2024	Statements of Income
Realized losses from sales of debt securities, available-for-sale	$—	—	—	(214)	Net losses from sales of debt securities, available-for-sale
Income tax benefit	—	—	—	(45)	Provision for income taxes
Reclassification adjustment, net of taxes	$—	—	—	(169)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – RETIREMENT PLANS (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and six-month period ended  June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Qualified noncontributory defined benefit retirement plan	$316	327	632	654
401(k) plan	223	200	483	420

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

The net periodic pension cost of the nonqualified defined benefit retirement plan consists solely of interest cost of $18 thousand and $37 thousand for the three and six months ended June 30, 2025 and $18 thousand and $36 thousand for the three and six months ended June 30, 2024.

NOTE 14 – STOCK BASED COMPENSATION

The 2025 Ownership Incentive Plan  (the "2025 Plan") was ratified by LCNB Corp.'s shareholders at the annual meeting on May 19, 2025 and allows for stock-based awards to eligible employees and non-employee directors, as determined by the Compensation Committee of the Board of Directors. It replaced the 2015 Ownership Incentive Plan (the "2015 Plan"), which terminated on April 28, 2025. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2025 Plan provides for the issuance of up to 600 thousand shares of common stock, where the 2015 Plan provided for the issuance of up to 450 thousand shares of common stock. The 2025 Plan will terminate on May 19, 2035 and could be subject to earlier termination by the Board Compensation Committee.

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards granted under the 2015 Plan during the six months ended June 30, 2025 and 2024 were as follows:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	84,593	$16.59	79,017	$17.94
Granted	38,950	14.60	41,703	13.87
Vested	(43,647)	16.18	(36,127)	16.39
Forfeited	—	—	—	—
Nonvested at June 30,	79,896	$15.84	84,593	$16.59

No stock-based awards have been granted under the 2025 Plan during the period ended June 30, 2025.

At June 30, 2025, there were 79,896 restricted stock awards outstanding with an approximate stock value of $1.2 million based on that day's closing stock price. At June 30, 2024, there were 84,593 restricted stock awards outstanding with an approximate stock value of $1.2 million based on that day's closing stock price. The fair value of restricted stock awards was $569 thousand on the grant date of February 24, 2025 and $578 thousand on the grant date of March 4, 2024. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into expense over the vesting period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 14 – STOCK BASED COMPENSATION (continued)

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Restricted stock expense	$101	92	385	407
Tax effect	21	19	81	85

Unrecognized compensation expense for restricted stock awards was $1.1 million at June 30, 2025 and is expected to be recognized over a period of 3.3 years.

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

Earnings per share for the three and six months ended June 30, 2025 and 2024 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$5,919	925	10,528	2,840
Less allocation of earnings and dividends to participating securities	32	6	60	18
Net income allocated to common shareholders	$5,887	919	10,468	2,822

Weighted average common shares outstanding, gross	14,165,660	14,033,264	14,150,313	13,610,854
Less average participating securities	79,896	84,593	79,896	84,593
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	14,085,764	13,948,671	14,070,417	13,526,261

Earnings per common share:
Basic	$0.41	0.07	0.74	0.21
Diluted	0.41	0.07	0.74	0.21

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at the End of
		the Reporting Period Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$97	97	—	—
Mutual funds measured at net asset value	1,308	1,308	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	64,522	64,522	—	—
U.S. Agency notes	79,148	—	79,148	—
Corporate bonds	8,585	—	8,585	—
U.S. Agency mortgage-backed securities	65,383	—	65,383	—
Municipal securities:
Non-taxable	4,002	—	4,002	—
Taxable	31,680	—	31,680	—
Total recurring fair value measurements	$254,725	65,927	188,798	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$2,723	—	—	2,723
Total nonrecurring fair value measurements	$2,723	—	—	2,723

December 31, 2024
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$98	98	—	—
Mutual funds measured at net asset value	1,265	1,265	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	66,180	66,180	—	—
U.S. Agency notes	77,517	—	77,517	—
Corporate bonds	7,756	—	7,756	—
U.S. Agency mortgage-backed securities	69,546	—	69,546	—
Municipal securities:
Non-taxable	3,982	—	3,982	—
Taxable	33,346	—	33,346	—
Total recurring fair value measurements	$259,690	67,543	192,147	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$1,816	—	—	1,816
Total nonrecurring fair value measurements	$1,816	—	—	1,816

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at June 30, 2025 and December 31, 2024 (dollars in thousands):

				Range
		Valuation	Unobservable			Weighted
	Fair Value	Technique	Inputs	High	Low	Average
June 30, 2025
Individually evaluated collateral dependent loans	$2,723	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2024
Individually evaluated collateral dependent loans	$1,816	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

Carrying amounts and estimated fair values of financial instruments as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

			Fair Value Measurements at the End of
			the Reporting Period Using
			Quoted
			Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
FINANCIAL ASSETS:
Cash and cash equivalents	$49,778	49,778	49,778	—	—
Debt securities, held-to-maturity, net	17,429	16,038	—	16,038	—
Loans held-for-sale	6,026	6,026	—	6,026	—
Loans, net	1,700,902	1,642,659	—	—	1,642,659
Accrued interest receivable	8,795	8,795	—	8,795	—
Lender risk account	6,191	6,191	—	—	6,191

FINANCIAL LIABILITIES:
Deposits	1,919,372	1,922,785	1,474,699	448,086	—
Long-term debt	105,000	107,046	—	107,046	—
Accrued interest payable	1,639	1,639	—	1,639	—

December 31, 2024
FINANCIAL ASSETS:
Cash and cash equivalents	$35,744	35,744	35,744	—	—
Debt securities, held-to-maturity, net	16,324	14,929	—	14,929	—
Loans held-for-sale	5,556	5,556	—	5,556
Loans, net	1,709,811	1,659,244	—	—	1,659,244
Accrued interest receivable	8,701	8,701	—	8,701	—
Lender risk account	6,033	6,033	—	—	6,033

FINANCIAL LIABILITIES:
Deposits	1,878,292	1,887,331	1,367,709	519,622	—
Long-term debt	155,153	156,523	—	156,523	—
Accrued interest payable	2,482	2,482	—	2,482	—

The methodology to derive the fair value of loans at June 30, 2025 is consistent with the methodology utilized to determine the fair value of loans acquired in the Company’s recent acquisitions of CNNB and EFBI.

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at  June 30, 2025 or December 31, 2024.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 17 - SEGMENT INFORMATION

LCNB has one reportable segment, which is determined by the members of the executive team who, as a group, act as the designated chief operating decision makers. Based upon information provided about LCNB's products and services offered, the reportable segment is primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision makers, who use such information to review performance of various components of the business, such as branches, which are then aggregated if operating performance, products and services, and customers are similar. The chief operating decision makers will evaluate the financial performance of LCNB's business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing LCNB's segment and in determining the allocation of resources. The chief operating decision makers use revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision makers use consolidated net income to benchmark LCNB against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, fiduciary income, and deposit service charges and fees provide the significant revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for the reportable segment are the same as those described in Note 1 of Form 10-K for the year ended December 31, 2024. Segment performance is evaluated using consolidated net income.

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;
2.	LCNB’s ability to integrate recent and future acquisitions may be unsuccessful or may be more difficult, time-consuming, or costly than expected;
3.	LCNB may incur increased loan charge-offs in the future and the allowance for credit losses may be inadequate;
4.	LCNB may face competitive loss of customers;
5.

changes in the interest rate environment, either by interest rate increases or decreases, may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

6.	changes in general economic conditions and increased competition could adversely affect LCNB’s operating results;
7.

changes in or instability regarding regulations and government policies affecting bank holding companies and their subsidiaries, including changes in monetary policies, could negatively impact LCNB’s operating results;

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

Business Combinations.   Assets acquired, including identified intangible assets such as core deposit intangibles and liabilities assumed as a result of a merger or acquisition transaction, are recorded at their estimated fair values.  The difference between the consideration paid and the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Management engages third-party specialists to assist in the development of fair value estimates. Significant estimates and assumptions used to value acquired assets and liabilities assumed include, but are not limited to, projected cash flows, future growth rates, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. The allowance for credit losses for non-PCD assets is recognized as provision for credit losses in the same reporting period as the merger or acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated lives of the acquired assets and assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the merger or acquisition.

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

Accounting rules require LCNB to determine the fair value of all the assets and liabilities of an acquired entity and to record their fair values on the date of acquisition. LCNB employs a variety of means in determining fair values, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. For those items for which management concludes that LCNB has the appropriate expertise to determine fair value, management may choose to use its own calculation of fair value. In other cases, where the fair value is not readily determined, consultation with outside parties is used to determine fair value. Once valuations have been determined, the net difference between the price paid for the acquired entity and the fair value of the balance sheet is recorded as goodwill. Goodwill is assessed at least annually for impairment, with any such impairment recognized in the period identified. A more frequent assessment is performed if there are material changes in the marketplace or within the organizational structure.

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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net income for the respective three and six months ended June 30, 2025 was $5.9 million (total basic and diluted earnings per share of $0.41) and $10.5 million (total basic and diluted earnings per share of $0.74). This compares to net income of $0.9 million (total basic and diluted earnings per share of $0.07) and $2.8 million (total basic and diluted earnings per share of $0.21) for the same three and six-month periods in 2024. Results for the 2024 periods were affected by expenses incurred in connection with the acquisition of EFBI on April 12, 2024 and CNNB on November 1, 2023.

Net interest income for the three and six months ended June 30, 2025 was $17.5 million and $33.8 million, respectively. This compares to net interest income of $15.2 million and $29.1 million for the same three and six-month periods in 2024. The growth in net interest income was primarily due to a decrease on the average rate paid on interest-bearing liabilities and a decrease in the average balances of these liabilities, partially offset by a decrease in the average balance of loans outstanding. LCNB's tax equivalent net interest margin for the first six months of 2025 was 3.36%, compared to 2.80% for the same period last year.

LCNB recorded a provision for credit losses of $18 thousand and $215 thousand for the three and six months ended June 30, 2025. This compares to a provision of $528 thousand and $653 thousand for the same three and six-month periods in 2024. The provisions for 2024 included $763 thousand recognized on non-PCD loans acquired through the EFBI merger.

Non-interest income for the three and six months ended June 30, 2025 was $5.2 million and $10.5 million, respectively. This compares to non-interest income of $4.1 million and $8.0 million for the same periods in 2024. The increases were primarily due to higher amounts of net gains from sales of loans, fiduciary income, service charges and fees on deposit accounts, and other income. Partially offsetting non-interest income during the three and six months ended June 30, 2024 was an $843 thousand pretax loss on the sale of approximately $48.9 million of below market rate loans acquired from CNNB.

Non-interest expense for the three and six months ended June 30, 2025 was $15.6 million and $31.4 million, respectively. This compares to non-interest expense of $17.8 million and $33.3 million for the same three and six-month periods in 2024. The decreases were primarily due to lower merger related expenses, partially offset by operating expenses associated with the EFBI acquisition during April 2024 and increased marketing expenses compared to the same period last year. LCNB had $2.3 million and $3.1 million of one-time merger-related expenses that occurred during the three and six months ended June 30 2024, respectively, compared to $140 thousand of such expenses for the three and six months ended June 30, 2025.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended June 30, 2025 vs. June 30, 2024

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended June 30, 2025 and June 30, 2024, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended June 30,
	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,718,959	23,838	5.56%	$1,818,253	24,836	5.49%
Interest-bearing demand deposits	9,573	140	5.87%	14,143	215	6.11%
Interest-bearing time deposits	254	6	9.47%	—	—	0.00%
Federal Reserve Bank stock	6,405	98	6.14%	6,248	180	11.59%
Federal Home Loan Bank stock	20,710	447	8.66%	20,152	367	7.32%
Investment securities:
Equity securities	5,053	36	2.86%	4,985	39	3.15%
Debt securities, taxable	251,920	1,213	1.93%	259,768	1,183	1.83%
Debt securities, non-taxable (2)	18,387	204	4.45%	18,515	184	4.00%
Total earnings assets	2,031,261	25,982	5.13%	2,142,064	27,004	5.07%
Non-earning assets	271,147			274,104
Allowance for credit losses	(12,123)			(11,386)
Total assets	$2,290,285			$2,404,782

Interest-bearing demand and money market deposits	$603,066	2,374	1.58%	$648,772	3,575	2.22%
Savings deposits	363,679	199	0.22%	372,240	307	0.33%
IRA and time certificates	466,065	4,546	3.91%	493,297	5,808	4.74%
Short-term borrowings	63	1	6.37%	11,291	181	6.45%
Long-term debt	104,701	1,278	4.90%	162,555	1,877	4.64%
Total interest-bearing liabilities	1,537,574	8,398	2.19%	1,688,155	11,748	2.80%
Demand deposits	473,495			451,678
Other liabilities	18,023			21,022
Equity	261,193			243,927
Total liabilities and equity	$2,290,285			$2,404,782
Net interest rate spread (3)			2.94%			2.27%
Net interest income and net interest margin on a taxable-equivalent basis (4)		17,584	3.47%		15,256	2.86%
Ratio of interest-earning assets to interest-bearing liabilities	132.11%			126.89%

(1)	Includes non-accrual loans and loans held-for-sale.
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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended June 30, 2025 as compared to the same period in 2024.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	June 30, 2025 vs. 2024
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(1,372)	374	(998)
Interest-bearing demand deposits	(67)	(8)	(75)
Interest-bearing time deposits	6	—	6
Federal Reserve Bank stock	4	(86)	(82)
Federal Home Loan Bank stock	10	70	80
Investment securities:
Equity securities	1	(4)	(3)
Debt securities, taxable	(36)	66	30
Debt securities, non-taxable	(1)	21	20
Total interest income	(1,455)	433	(1,022)

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	(238)	(963)	(1,201)
Savings deposits	(7)	(101)	(108)
IRA and time certificates	(307)	(955)	(1,262)
Short-term borrowings	(178)	(2)	(180)
Long-term debt	(701)	102	(599)
Total interest expense	(1,431)	(1,919)	(3,350)
Net interest income	$(24)	2,352	2,328

Net interest income on a fully taxable-equivalent basis for the three months ended June 30, 2025 totaled $17.6 million, an increase of $2.3 million from the comparable period in 2024.  Total interest expense decreased $3.3 million, partially offset by a $1.0 million decrease in total interest income .

The $1.0 million decrease in total interest income was primarily due to a $1.0 million decrease in loan interest income. The decrease in loan interest income was primarily due to a $99.3 million decrease in average loan balances, partially offset by a 7 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio.

The $3.3 million decrease in total interest expense was primarily due to a $150.6 million decrease in average interest-bearing liabilities and to a 61 basis point decrease in the average rate paid for these liabilities.

LCNB CORP. AND SUBSIDIARIES

Six Months Ended June 30, 2025 vs. June 30, 2024

The following table presents, for the six months ended June 30, 2025 and June 30, 2024, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Six Months Ended June 30,
	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,720,418	47,019	5.51%	$1,770,410	47,518	5.40%
Interest-bearing demand deposits	9,953	272	5.51%	18,730	539	5.79%
Interest-bearing time deposits	252	6	4.80%	—	—	—%
Federal Reserve Bank stock	6,405	192	6.05%	5,879	176	6.02%
Federal Home Loan Bank stock	20,710	915	8.91%	18,196	708	7.82%
Investment securities:
Equity securities	5,048	75	3.00%	4,990	79	3.18%
Debt securities, taxable	253,434	2,469	1.96%	262,467	2,415	1.85%
Debt securities, non-taxable (2)	17,776	389	4.41%	18,690	365	3.93%
Total earnings assets	2,033,996	51,337	5.09%	2,099,362	51,800	4.96%
Non-earning assets	272,217			261,367
Allowance for credit losses	(12,062)			(10,954)
Total assets	$2,294,151			$2,349,775

Interest-bearing demand and money market deposits	$586,860	4,711	1.62%	$645,986	7,492	2.33%
Savings deposits	364,771	394	0.22%	370,145	513	0.28%
IRA and time certificates	481,536	9,573	4.01%	431,714	9,875	4.60%
Short-term borrowings	67	2	6.02%	38,171	1,116	5.88%
Long-term debt	115,933	2,735	4.76%	156,366	3,615	4.65%
Total interest-bearing liabilities	1,549,167	17,415	2.27%	1,642,382	22,611	2.77%
Demand deposits	468,235			447,423
Other liabilities	18,576			20,447
Equity	258,173			239,523
Total liabilities and equity	$2,294,151			$2,349,775
Net interest rate spread (3)			2.82%			2.19%
Net interest income and net interest margin on a taxable-equivalent basis (4)		33,922	3.36%		29,189	2.80%
Ratio of interest-earning assets to interest-bearing liabilities	131.30%			127.82%

(1)	Includes non-accrual loans and loans held-for-sale.
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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the six months ended June 30, 2025 as compared to the same period in 2024.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Six Months Ended
	June 30, 2025 vs. 2024
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(1,357)	858	(499)
Interest-bearing demand deposits	(241)	(26)	(267)
Interest-bearing time deposits	6	—	6
Federal Reserve Bank stock	16	—	16
Federal Home Loan Bank stock	105	102	207
Investment securities:
Equity securities	1	(5)	(4)
Debt securities, taxable	(85)	139	54
Debt securities, non-taxable	(18)	42	24
Total interest income	(1,573)	1,110	(463)

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	(637)	(2,144)	(2,781)
Savings deposits	(7)	(112)	(119)
IRA and time certificates	1,070	(1,372)	(302)
Short-term borrowings	(1,137)	23	(1,114)
Long-term debt	(952)	72	(880)
Total interest expense	(1,663)	(3,533)	(5,196)
Net interest income	$90	4,643	4,733

Net interest income on a fully taxable-equivalent basis for the six months ended June 30, 2025 totaled $33.9 million, an increase of $4.7 million from the comparable period in 2024.  Total interest income decreased $463 thousand and total interest expense decreased $5.2 million.

The $463 thousand decrease in total interest income was primarily due to a $499 thousand decrease in loan interest income. The decrease in loan interest income was primarily due to a $50.0 million decrease in average loan balances, partially offset by an 11 basis point increase in the average rate earned on the loan portfolio.

The $5.2 million decrease in total interest expense was primarily due to a $93.2 million decrease in average interest-bearing liabilities and to a 50 basis point decrease in the average rate paid for these liabilities.

LCNB CORP. AND SUBSIDIARIES

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

LCNB recorded a provision for credit losses of $18 thousand for the second quarter of 2025, compared to $528 thousand for the comparable period in 2024. The provision for the 2025 period included a provision for credit losses on loans of $63 thousand and a recovery on off-balance-sheet credit exposures of $45 thousand. The provision for the 2024 period included a provision for credit losses on loans of $542 thousand and a net recovery for off-balance-sheet credit exposures of $16 thousand. For the six months ended June 30, 2025, LCNB recorded a provision for credit losses of $215 thousand, compared to a provision of $653 thousand for the comparable period in 2024. The provision for the six months ended June 30, 2025 included a provision for credit losses on loans of $225 thousand and a recovery on off-balance-sheet credit exposures of $11 thousand. The provision for the 2024 six-month period included a provision for credit losses on loans of $620 thousand and a provision for off-balance-sheet credit exposures of $33 thousand.

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

The provisions for credit losses on loans during the three and six-month 2025 periods benefited from a reversal of the $1.2 million increase for a commercial real estate, non-owner occupied loan originally recognized during the first quarter 2024 and mentioned in the previous paragraph.  LCNB entered into a contract to sell the property during the second quarter of 2025.

Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available or if market conditions change.

Net charge-offs for the three and six months ended June 30, 2025 totaled $79 thousand and $118 thousand, respectively, compared to net charge-offs of $18 thousand and $63 thousand for the same respective periods in 2024.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for the three and six months ended June 30, 2025 and June 30, 2024 is as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Difference	2025	2024	Difference
Fiduciary income	$2,262	2,067	195	4,426	4,040	386
Service charges and fees on deposit accounts	1,884	1,537	347	3,650	2,921	729
Net losses from sales of debt securities, available-for-sale	—	—	—	—	(214)	214
Bank-owned life insurance income	353	341	12	699	659	40
Net gains from sales of loans	615	50	565	1,456	572	884
Other operating income (loss)	134	85	49	239	31	208
Total non-interest income	$5,248	4,080	1,168	10,470	8,009	2,461

Reasons for changes include:

•

Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value are due to market-related increases in the fair value of these assets and to the opening of new Wealth Management customer accounts.

•	Service charges and fees on deposit accounts increased primarily due to increased fee income received on the Insured Cash Sweep product and secondarily to an increase in overdraft fees.
•	There were no sales of debt securities during the six months ended June 30, 2025.
•	Net gains from sales of loans increased because net gains for 2024 included an $843,000 pretax loss on the sale of approximately $48.9 million of below market rate loans acquired from CNNB.
•

Other operating income increased primarily due to unrealized gains recognized from increases in the market value of equity security investments and to a decrease in amortization of capitalized mortgage servicing rights, which amortization is netted for accounting purposes against fee income recognized from the servicing of sold residential mortgage loans.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three and six months ended June 30, 2025 and June 30, 2024 is as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Difference	2025	2024	Difference
Salaries and employee benefits	$8,872	9,006	(134)	18,044	17,560	484
Equipment expenses	371	395	(24)	753	785	(32)
Occupancy expense, net	1,022	944	78	2,032	1,949	83
State financial institutions tax	449	476	(27)	902	904	(2)
Marketing	281	210	71	596	384	212
Amortization of intangibles	301	298	3	598	534	64
FDIC insurance premiums, net	380	394	(14)	790	898	(108)
Contracted services	859	844	15	1,729	1,628	101
Other real estate owned, net	—	—	—	—	—	—
Merger-related expenses	140	2,320	(2,180)	140	3,095	(2,955)
Other non-interest expense	2,892	2,938	(46)	5,792	5,560	232
Total non-interest expense	$15,567	17,825	(2,258)	31,376	33,297	(1,921)

Reasons for changes include:

•

Salaries and employee benefits for the six-month period increased due to overall wage and benefit increases, an increased number of employees due to the acquisition of EFBI, and higher health insurance costs.

•	Marketing expenses increased due to development costs for a new marketing brand awareness campaign and timing involving other marketing efforts. Management anticipates that marketing expenses will normalize through the remainder of the year.
•	Merger-related expenses during 2025 and 2024 reflect costs incurred in connection with the acquisitions of EFBI and CNNB.
•

Other non-interest expense for the first half of 2025 includes a $73 thousand impairment charge on the fair value of a closed office.  The remaining net increase can be attributed to smaller increases in various other accounts.

Income Taxes

LCNB's effective tax rate for the three and six months ended June 30, 2025 was 17.8% and 17.2%, respectively, compared to 2.0% and 10.4% for the same respective periods in 2024.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. The effective tax rates for 2024 were lower due to tax-exempt items not decreasing in proportion to the overall decrease in earnings, partially offset by the tax effect of non-deductible merger-related expenses.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at June 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

	June 30, 2025	December 31, 2024	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$49,778	35,744	14,034	39.26%
Interest-bearing time deposits	256	250	6	2.40%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,405	1,363	42	3.08%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	0.00%
Debt securities, available-for-sale, at fair value	253,320	258,327	(5,007)	(1.94)%
Debt securities, held-to-maturity, net, at cost	17,429	16,324	1,105	6.77%
Federal Reserve Bank stock, at cost	6,405	6,405	—	0.00%
Federal Home Loan Bank stock, at cost	20,710	20,710	—	0.00%
Loans held-for-sale	6,026	5,556	470	8.46%
Loans, net	1,700,902	1,709,811	(8,909)	(0.52)%
Premises and equipment, net	39,662	41,049	(1,387)	(3.38)%
Operating lease right-of-use assets	6,020	5,785	235	4.06%
Goodwill	90,310	90,310	—	0.00%
Core deposit and other intangibles, net	10,106	11,104	(998)	(8.99)%
Bank-owned life insurance	54,701	54,002	699	1.29%
Interest receivable	8,795	8,701	94	1.08%
Other assets, net	38,309	38,287	22	0.06%
TOTAL ASSETS	$2,307,800	2,307,394	406	0.02%

LIABILITIES:
Deposits:
Noninterest-bearing	$463,123	459,619	3,504	0.76%
Interest-bearing	1,456,249	1,418,673	37,576	2.65%
Total deposits	1,919,372	1,878,292	41,080	2.19%
Short-term borrowings	—	—	—	0.00%
Long-term debt	105,000	155,153	(50,153)	(32.32)%
Operating lease liabilities	6,401	6,115	286	4.68%
Accrued interest and other liabilities	13,553	14,798	(1,245)	(8.41)%
TOTAL LIABILITIES	2,044,326	2,054,358	(10,032)	(0.49)%

SHAREHOLDERS' EQUITY:
Common shares	187,653	186,937	716	0.38%
Retained earnings	145,621	141,290	4,331	3.07%
Treasury shares, at cost	(56,071)	(56,002)	(69)	0.12%
Accumulated other comprehensive loss, net of taxes	(13,729)	(19,189)	5,460	(28.45)%
TOTAL SHAREHOLDERS' EQUITY	263,474	253,036	10,438	4.13%
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,307,800	2,307,394	406	0.02%

NM - Not Meaningful

Reasons for changes include:

•	Debt securities, available-for-sale, decreased due to maturities and paydowns, partially offset by a decrease in unrealized losses. Purchases of new securities during the period were minimal.
•	Debt securities, held-to-maturity, increased due to purchases of new securities.
•	Loans held-for-sale increased due to an increase in single-family residential loans originated for sale in the secondary market.
•	Loans, net decreased primarily due to decreases in commercial and industrial loans, non-owner occupied commercial real estate loans, and multi-family commercial real estate loans. These decreases were partially offset by an increase in owner occupied commercial real estate loans.
•	Premises and equipment decreased due to the transfer of the Florence building to premises held-for-sale, which is included in the other assets classification.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Total interest-bearing deposits increased primarily due to an increase in deposits obtained through the ICS service, partially offset by decreases in IRA and time certificate deposits.
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

LCNB's loan portfolio represents its largest asset category and is its most significant source of interest income. Loan classifications have been identified as Commercial & Industrial, Commercial Real Estate, Residential Real Estate, Consumer, Agricultural, and Other. Commercial real estate is the largest classification in LCNB's loan portfolio, comprising about 65% of total loans at June 30, 2025.

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

The following table provides a breakdown of amortized cost of commercial real estate loans by property-type classification as of June 30, 2025, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Multi-family & Multi-family Construction	$269,386	26%
Retail	158,584	15%
Office	123,749	12%
Hotel/Motel	95,187	9%
Mixed Use	94,889	9%
Other	67,603	7%
Self storage	51,976	5%
Warehouse (one tenant)	44,396	4%
Farmland	36,173	3%
Light Industrial	31,266	3%
Warehouse (more than one tenant)	25,096	2%
Healthcare Facilities	19,120	2%
Manufacturing	18,829	2%
Dental	11,832	1%
Total	$1,048,086	100%

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of LCNB's commercial real estate loans are made within its general market area of Southwest and South-Central Ohio and Northern Kentucky. The following table provides a breakdown of amortized cost of commercial real estate loans by real estate collateral location as of June 30, 2025, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Franklin County, Ohio	$293,485	28%
Hamilton County, Ohio	199,126	19%
Montgomery County, Ohio	102,081	10%
Butler County, Ohio	90,244	9%
Warren County, Ohio	81,958	8%
Other, Ohio	52,831	5%
Delaware County, Ohio	45,209	4%
Greene County, Ohio	40,771	4%
Boone County, Kentucky	28,493	3%
Kenton County, Kentucky	21,466	2%
Clermont County, Ohio	20,115	2%
Licking County, Ohio	17,768	2%
Preble County, Ohio	16,620	2%
Ross County, Ohio	12,867	1%
Fairfield County, Ohio	10,050	1%
Other, Indiana	7,492	0%
Other, Kentucky	6,741	0%
Other, West Virginia	769	0%
Other, West Virginia	$1,048,086	100%

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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Regulatory Capital:
Shareholders' equity	$268,215	259,811
Goodwill and other intangibles	(99,688)	(100,279)
Accumulated other comprehensive loss, net	13,729	19,189
Tier 1 risk-based capital	182,256	178,721
Eligible allowance for credit losses	12,020	11,805
Total risk-based capital	$194,276	190,526
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	10.21%	9.94%
Tier 1 Capital to risk-weighted assets	10.21%	9.94%
Total Capital to risk-weighted assets	10.88%	10.60%
Leverage	8.32%	7.94%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB did not qualify to use the simplified measure for the June 30, 2025 or December 31, 2024 regulatory capital calculations.

Liquidity

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the Federal Home Loan Bank, line of credit arrangements totaling $115.0 million with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios. In addition, LCNB has approximately $60.9 million in off-balance sheet insured cash sweeps immediately available for liquidity.

Total remaining borrowing capacity with the Federal Home Loan Bank at June 30, 2025 was approximately $148.1 million. Additional borrowings of approximately $115.0 million were available through line of credit arrangements with correspondent banks.

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

Commitments to extend credit at June 30, 2025 totaled $280.9 million and are more fully described in Note 11 - Commitments and Contingent Liabilities to LCNB's condensed consolidated financial statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash required to satisfy the commitment reported prior to its expiration.

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The annual base projection uses a current interest rate scenario.  As shown below, the June 30, 2025 IRSA indicates that an increase in interest rates would have a negative effect on NII, while a decrease in interest rates would have a positive effect on NII. The changes in NII for all rate shock scenarios are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	NII	NII	Limits
	(Dollars in thousands)
Up 300	$85,971	(1,010)	(1.16)%	15%
Up 200	86,518	(462)	(0.53)%	10%
Up 100	86,939	(42)	(0.05)%	5%
Base	86,981	—	—%	0%
Down 100	87,076	95	0.11%	5%
Down 200	87,499	519	0.60%	10%
Down 300	87,875	895	1.03%	15%

The IRSA shows the effect on NII during a one-year period only.  A longer-range model is the EVE analysis, which shows, accounting for the same rate shocks, the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the June 30, 2025 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a decrease in interest rates will have a positive effect on the EVE. The changes in EVE for all rate shock scenarios are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	EVE	EVE	Limits
	(Dollars in thousands)
Up 300	$216,596	(33,470)	(13.39)%	25%
Up 200	231,131	(18,935)	(7.57)%	20%
Up 100	245,953	(4,113)	(1.65)%	15%
Base	250,066	—	—%	—%
Down 100	270,180	20,113	8.04%	15%
Down 200	282,844	32,777	13.11%	20%
Down 300	299,585	49,519	19.80%	25%

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

LCNB CORP. AND SUBSIDIARIES

Item 4.         Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of June 30, 2025, LCNB's disclosure controls and procedures were effective.

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

 The following table sets forth information related to repurchases made under the Plan during the three months ended June 30, 2025:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid Per Share	or Programs	or Programs
April 1 - 30, 2025	4,125	$ 16.59	4,125	310,922
May 1 - 31, 2025	—	$ —	—	310,922
June 1 - 30, 2025	—	$ —	—	310,922

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended June 30, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

101

The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

August 6, 2025	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer and President

August 6, 2025	/s/ Robert C. Haines, II
Robert C. Haines, II
Executive Vice President and Chief Financial Officer