Form 10-Q
period 2025-09-30
LCNB CORP
filed 2025-11-05
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

c

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

☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of November 3, 2025 was 14,186,645 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS:
Cash and due from banks	$28,167	20,393
Interest-bearing demand deposits	7,698	15,351
Total cash and cash equivalents	35,865	35,744
Interest-bearing time deposits	258	250
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,414	1,363
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	243,105	258,327
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $12 and $5 at September 30, 2025 and December 31, 2024, respectively	17,304	16,324
Federal Reserve Bank stock, at cost	6,405	6,405
Federal Home Loan Bank stock, at cost	20,710	20,710
Loans held-for-sale	4,018	5,556
Loans, net of allowance for credit losses of $12,170 and $12,001 at September 30, 2025 and December 31, 2024, respectively	1,666,858	1,709,811
Premises and equipment, net	39,422	41,049
Operating lease right-of-use assets	6,405	5,785
Goodwill	90,310	90,310
Core deposit and other intangibles, net	9,680	11,104
Bank-owned life insurance	55,061	54,002
Interest receivable	8,803	8,701
Other assets, net	35,081	38,287
TOTAL ASSETS	$2,244,365	2,307,394

LIABILITIES:
Deposits:
Noninterest-bearing	$454,192	459,619
Interest-bearing	1,394,890	1,418,673
Total deposits	1,849,082	1,878,292
Long-term debt	104,717	155,153
Operating lease liabilities	6,770	6,115
Accrued interest and other liabilities	13,926	14,798
TOTAL LIABILITIES	$1,974,495	2,054,358

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	$—	—
Common shares – no par value; authorized 19,000,000 shares; issued 17,401,712 and 17,329,423 shares at September 30, 2025 and December 31, 2024, respectively; outstanding 14,186,204 and 14,118,040 shares at September 30, 2025 and December 31, 2024, respectively	187,957	186,937
Retained earnings	149,403	141,290
Treasury shares at cost, 3,215,508 and 3,211,383 shares at September 30, 2025 and December 31, 2024, respectively	(56,071)	(56,002)
Accumulated other comprehensive loss, net of taxes	(11,419)	(19,189)
TOTAL SHAREHOLDERS' EQUITY	$269,870	253,036
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,244,365	2,307,394

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans	$24,163	24,342	71,182	71,860
Dividends on equity securities:
With a readily determinable fair value	12	10	33	28
Without a readily determinable fair value	25	30	79	91
Interest on debt securities:
Taxable	1,212	1,181	3,681	3,596
Non-taxable	160	163	467	451
Other investments	733	672	2,118	2,095
TOTAL INTEREST INCOME	26,305	26,398	77,560	78,121

INTEREST EXPENSE:
Interest on deposits	6,857	9,578	21,535	27,458
Interest on short-term borrowings	1	—	3	1,116
Interest on long-term debt	1,321	1,850	4,056	5,465
TOTAL INTEREST EXPENSE	8,179	11,428	25,594	34,039
NET INTEREST INCOME	18,126	14,970	51,966	44,082

PROVISION FOR CREDIT LOSSES	211	660	426	1,313
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	17,915	14,310	51,540	42,769

NON-INTEREST INCOME:
Fiduciary income	2,588	2,097	7,014	6,137
Service charges and fees on deposit accounts	1,935	1,899	5,585	4,820
Net losses from sales of debt securities, available-for-sale	—	—	—	(214)
Bank-owned life insurance income	361	654	1,060	1,313
Net gains from sales of loans	718	1,625	2,174	2,197
Other operating income	102	132	341	163
TOTAL NON-INTEREST INCOME	5,704	6,407	16,174	14,416

NON-INTEREST EXPENSE:
Salaries and employee benefits	8,682	9,025	26,726	26,585
Equipment expenses	380	420	1,133	1,205
Occupancy expense, net	1,015	966	3,047	2,915
State financial institutions tax	432	505	1,334	1,409
Marketing	336	320	932	704
Amortization of intangibles	247	304	845	838
FDIC insurance premiums, net	359	547	1,149	1,445
Contracted services	880	807	2,609	2,435
Merger-related expenses	—	281	140	3,376
Other non-interest expense	2,814	2,212	8,606	7,772
TOTAL NON-INTEREST EXPENSE	15,145	15,387	46,521	48,684
INCOME BEFORE INCOME TAXES	8,474	5,330	21,193	8,501
PROVISION FOR INCOME TAXES	1,538	798	3,729	1,129
NET INCOME	$6,936	4,532	17,464	7,372

Earnings per common share:
Basic	$0.49	0.31	1.23	0.53
Diluted	0.49	0.31	1.23	0.53
Weighted average common shares outstanding:
Basic	14,097,414	14,018,765	14,079,519	13,676,989
Diluted	14,097,414	14,018,765	14,079,519	13,676,989

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$6,936	4,532	17,464	7,372
Other comprehensive income:
Net unrealized gain on available-for-sale debt securities (net of tax expense of $614 and $1,879 for the three months ended September 30, 2025 and 2024, respectively, and $2,064 and $1,698 for the nine months ended September 30, 2025 and 2024, respectively)	2,310	7,069	7,770	6,387
Reclassification adjustment for net realized losses on sales of available-for-sale debt securities included in net income (net of tax benefit of $45 for the nine months ended September 30, 2024)	—	—	—	169
Other comprehensive income, net of tax	2,310	7,069	7,770	6,556
TOTAL COMPREHENSIVE INCOME	$9,246	11,601	25,234	13,928

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Earnings	Shares	Loss	Equity
Three Months Ended September 30, 2025
Balance at July, 1 2025	14,175,241	$187,653	145,621	(56,071)	(13,729)	263,474
Net income			6,936			6,936
Other comprehensive income, net of taxes					2,310	2,310
Dividend Reinvestment and Stock Purchase Plan	10,963	174				174
Compensation expense relating to restricted stock		130				130
Common stock dividends, $0.22 per share			(3,154)			(3,154)
Balance at September 30, 2025	14,186,204	$187,957	149,403	(56,071)	(11,419)	269,870

Nine Months Ended September 30, 2025
Balance at January 1, 2025	14,118,040	$186,937	141,290	(56,002)	(19,189)	253,036
Net income			17,464			17,464
Other comprehensive income, net of taxes					7,770	7,770
Dividend Reinvestment and Stock Purchase Plan	33,339	505				505
Shares issued for restricted stock awards	38,950					—
Repurchase of common stock	(4,125)			(69)		(69)
Compensation expense relating to restricted stock		515				515
Common stock dividends, $0.66 per share			(9,351)			(9,351)
Balance at September 30, 2025	14,186,204	$187,957	149,403	(56,071)	(11,419)	269,870

Three Months Ended September 30, 2024
Balance at July, 1 2024	14,151,755	$187,195	136,883	(56,015)	(22,849)	245,214
Net income			4,532			4,532
Other comprehensive income, net of taxes					7,069	7,069
Dividend Reinvestment and Stock Purchase Plan	8,582	131				131
Adjustment to stock issued for acquisition of Eagle Financial Bancorp, Inc.	(50,127)	(704)				(704)
Compensation expense relating to restricted stock		94				94
Common stock dividends, $0.22 per share			(3,090)			(3,090)
Balance at September 30, 2024	14,110,210	$186,716	138,325	(56,015)	(15,780)	253,246

Nine Months Ended September 30, 2024
Balance at January 1, 2024	13,173,569	$173,637	140,017	(56,015)	(22,336)	235,303
Net income			7,372			7,372
Other comprehensive income, net of taxes					6,556	6,556
Dividend Reinvestment and Stock Purchase Plan	26,937	391				391
Stock issued for acquisition of Eagle Financial Bancorp, Inc.	918,128	12,891				12,891
Adjustment to stock issued for acquisition of Eagle Financial Bancorp, Inc.	(50,127)	(704)				(704)
Shares issued for restricted stock awards	41,703					—
Compensation expense relating to restricted stock		501				501
Common stock dividends, $0.66 per share			(9,064)			(9,064)
Balance at September 30, 2024	14,110,210	$186,716	138,325	(56,015)	(15,780)	253,246

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,464	7,372
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	522	755
Provision for credit losses	426	1,313
Deferred income tax provision (benefit)	2,146	(1,421)
Increase in cash surrender value of bank-owned life insurance	(1,060)	(1,007)
Bank-owned life insurance death benefits in excess of cash surrender value	—	(306)
Realized and unrealized gains from equity securities, net	(21)	(25)
Realized losses from sales of debt securities, available-for-sale	—	214
Realized gains from sales of premises and equipment	—	(454)
Origination of mortgage loans for sale	(79,955)	(104,719)
Realized gains from sales of loans	(2,174)	(3,040)
Proceeds from sales of originated loans	83,667	107,357
Proceeds from sales of acquired loans	—	47,718
Realized losses from sales of acquired loans	—	842
Compensation expense related to restricted stock	515	501
Changes in:
Accrued interest receivable	(102)	(754)
Other assets	(407)	(223)
Other liabilities	635	744
TOTAL ADJUSTMENTS	4,192	47,495
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	21,656	54,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity securities:
Purchases of securities	(30)	(27)
Available for-sale debt securities:
Proceeds from sales	—	9,615
Proceeds from maturities, prepayments and calls	26,576	18,218
Purchases of securities	(1,680)	(6,195)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	391	684
Purchases of securities	(1,377)	(2,558)
Purchase of interest-bearing time deposits	(8)	—
Purchase of Federal Reserve Bank stock	—	(1,343)
Purchases of Federal Home Loan Bank stock	—	(1,293)
Proceeds from redemption of Federal Home Loan Bank stock	—	93
Net decrease in loans	45,189	50,442
Purchases of premises and equipment	(614)	(3,423)
Proceeds from sales of premises and equipment	1	846
Cash and cash equivalents paid for acquisition, net of cash acquired	—	(2,144)
Funding of tax credit investments	(1,422)	(1,752)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	67,026	61,163

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	(29,210)	(39,819)
Net decrease in short-term borrowings	—	(110,395)
Proceeds from issuance of long-term debt	363	50,000
Principal payments on long-term debt	(50,799)	(7,492)
Proceeds from issuance of common stock	505	391
Repurchase of common stock	(69)	—
Cash dividends paid on common stock	(9,351)	(9,064)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(88,561)	(116,379)
NET CHANGE IN CASH AND CASH EQUIVALENTS	121	(349)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,744	39,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,865	39,374

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$26,607	32,707

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from loans held-for-investment to loans held-for-sale	$—	60,471
Transfer from loans held-for-sale to loans held-for-investment	—	4,817
Transfer from premises and equipment to premises held-for-sale	598	—
Right-of-use assets obtained in exchange for lease obligations	1,075	62

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

Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2024 Annual Report on Form 10-K filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current year presentation. Specifically, certain contracts have been reclassed out of Note 11, Commitments and Contingent Liabilities, as they do not constitute commitments to extend credit due to being unconditionally cancelable. Additionally, prior period cash flows previously presented as a change in other liabilities have been reclassified to funding of tax credit investments to align with the current year's reporting. These reclassifications do not impact the reported results of operations.

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

ASU 2024-01 “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,”

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

ASU 2025-05 “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU No. 2025-05 simplifies CECL for short-term receivables by creating a practical expedient.  Under the expedient, entities estimate expected credit losses assuming conditions at the balance sheet date continue over the asset's remaining life, while still adjusting historical loss data for known, current customer or company factors.  The amendment is adopted prospectively and does not change the treatment of investments and loans.  The ASU is effective for public business entities for annual periods beginning after December 15, 2025.  Early adoption is permitted for both interim and annual reporting periods in which financial statements have not been issued or made available for issuance. LCNB will adopt this ASU for the reporting period beginning January 1, 2026, and adoption of these amendments will not have a material impact to the financial statements of the Company.

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

Direct expenses related to the EFBI acquisition totaled $0 and $124 thousand during the three and nine months ended September 30, 2025, and totaled $271 thousand and $3.0 million during the three and nine months ended September 30, 2024. They were expensed as incurred and are recorded as merger-related expenses in the consolidated statements of income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2025
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$57,636	—	2,600	55,036
U.S. Agency notes	83,307	31	3,553	79,785
Corporate bonds	9,181	51	331	8,901
U.S. Agency mortgage-backed securities	70,272	14	5,958	64,328
Municipal securities:
Non-taxable	4,219	—	182	4,037
Taxable	32,949	—	1,931	31,018
	$257,564	96	14,555	243,105

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$14,178	12	817	13,373
Taxable	3,126	—	326	2,800
	$17,304	12	1,143	16,173

December 31, 2024
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$70,934	—	4,754	66,180
U.S. Agency notes	83,770	—	6,253	77,517
Corporate Bonds	8,200	5	449	7,756
U.S. Agency mortgage-backed securities	78,869	3	9,326	69,546
Municipal securities:
Non-taxable	4,248	—	266	3,982
Taxable	36,599	—	3,253	33,346
	$282,620	8	24,301	258,327

Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,195	—	922	12,273
Taxable	3,129	—	474	2,655
	$16,324	—	1,396	14,928

The amortized cost of debt securities in the above table excludes accrued interest of $1.14 million and $993 thousand at September 30, 2025 and December 31, 2024, respectively, that is recorded in other assets on the consolidated condensed balance sheets.

Expected credit losses on debt securities, held-to-maturity, were $12 thousand and $5 thousand at September 30, 2025 and December 31, 2024, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at September 30, 2025 and December 31, 2024, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
Available-for-Sale:
U.S. Treasury notes	$—	—	55,036	2,600
U.S. Agency notes	—	—	75,574	3,553
Corporate bonds	912	18	5,187	313
U.S. Agency mortgage-backed securities	—	—	62,679	5,958
Municipal securities:
Non-taxable	—	—	4,037	182
Taxable	—	—	30,958	1,931
	$912	18	233,471	14,537

Held-to-Maturity:
Municipal securities:
Non-taxable	$1,357	21	9,314	796
Taxable	—	—	2,803	326
	$1,357	21	12,117	1,122

December 31, 2024
Available-for-Sale:
U.S. Treasury notes	$3,232	—	62,948	4,754
U.S. Agency notes	3,991	137	73,526	6,116
Corporate Bonds	743	7	6,258	442
U.S. Agency mortgage-backed securities	5,806	180	63,539	9,146
Municipal securities:
Non-taxable	—	—	3,982	266
Taxable	—	—	33,286	3,253
	$13,772	324	243,539	23,977

Held-to-Maturity:
Municipal securities:
Non-taxable	$2,283	17	9,578	905
Taxable	—	—	2,655	474
	$2,283	17	12,233	1,379

At September 30, 2025, LCNB’s securities portfolio consisted of 156 securities, 145 of which were in an unrealized loss position. At December 31, 2024, LCNB's securities portfolio consisted of 161 securities, 157 of which were in an unrealized loss position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Each quarter, LCNB performs an analysis to determine if any of the unrealized losses on available-for-sale debt securities are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. The assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and LCNB's ability and intent to hold the security for a period of time sufficient for a recovery in value. LCNB also considers the extent to which the securities are issued by the federal government or its agencies and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of September 30, 2025, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on available-for-sale debt securities was recognized for the third quarter of 2025.

Debt securities with a market value of $130.6 million and $116.2 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. government agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at September 30, 2025.

Contractual maturities of debt securities at September 30, 2025 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$30,949	30,582	64	64
Due from one to five years	134,977	127,663	973	961
Due from five to ten years	21,366	20,532	9,293	8,840
Due after ten years	—	—	6,974	6,308
	187,292	178,777	17,304	16,173
U.S. Agency mortgage-backed securities	70,272	64,328	—	—
	$257,564	243,105	17,304	16,173

Certain information concerning the sale of debt securities available-for-sale for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - INVESTMENT SECURITIES (continued)

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at September 30, 2025 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at September 30, 2025 and December 31, 2024 are summarized as follows (in thousands):

	September 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mutual Funds	$1,481	1,330	1,451	1,265
Equity Securities	10	84	10	98
Total equity securities with a readily determinable fair value	$1,491	1,414	1,461	1,363

Certain information concerning changes in the fair value of equity securities with a readily determinable fair value for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity securities	$(1)	49	21	25
Less net gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$(1)	49	21	25

LCNB is a member of the FHLB system and its regional FRB. Members are required to own a certain amount of stock based on predetermined formulas. FHLB and FRB stock are carried at cost, which is equal to par value, and periodically evaluated for impairment based on ultimate recovery of par value.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 - LOANS

Major classifications of loans at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Commercial & industrial	$108,019	118,611
Commercial, secured by real estate:
Owner occupied	222,642	210,327
Non-owner occupied	497,043	508,531
Farmland	36,177	37,860
Multi-family	233,563	264,260
Construction	92,486	91,154
Residential real estate:
Secured by senior liens on 1-4 family dwellings	383,493	392,513
Secured by junior liens on 1-4 family dwellings	21,099	21,522
Home equity line-of-credit loans	51,160	43,064
Consumer	17,774	20,498
Agricultural	15,305	13,293
Other loans, including deposit overdrafts	267	179
Loans, gross	1,679,028	1,721,812
Less allowance for credit losses	12,170	12,001
Loans, net	$1,666,858	1,709,811

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $840 thousand and $796 thousand at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable of $7.7 million and $7.7 million are excluded from the balances above as of September 30, 2025 and December 31, 2024, respectively, and are recorded in other assets in the consolidated condensed balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

Non-accrual loans by class of receivable as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Non-accrual		Non-accrual
	Loans with no	Total	Loans with no	Total
	Allowance for	Non-accrual	Allowance for	Non-accrual
	Credit Losses	Loans	Credit Losses	Loans
Commercial & industrial	$1,390	1,390	—	1,375
Commercial, secured by real estate:
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	2,642
Farmland	—	—	16	16
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	265	386	73	467
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	20	20	28	28
Agricultural	—	—	—	—
Total	$1,675	1,796	117	4,528

Interest income recognized on nonaccrual loans totaled approximately $2 thousand and $230 thousand during the nine months ended  September 30, 2025 and 2024, respectively. Accrued interest reversed and charged against interest income for these loans totaled approximately $9 thousand and $36 thousand during the nine months ended  September 30, 2025 and 2024, respectively.

The ratio of non-accrual loans to total loans outstanding at September 30, 2025 and December 31, 2024 was 0.11% and 0.26%, respectively.

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

QUANTITATIVE CONSIDERATIONS

The ACL is primarily calculated utilizing a DCF model. Key inputs and assumptions used in this model are discussed below:

•	Forecast model - For each portfolio segment, an LDA was performed in order to identify appropriate loss drivers and create a regression model for use in forecasting cash flows. The LDA utilized peer FFIEC Call Report data for all pools and was last updated for the September 30, 2025 ACL calculation based on relevant information available at June 30, 2025.

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

•	Loss given default – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from company specific and peer loss data.
•	Prepayments and curtailments – Prepayments and curtailments are calculated based on the Company’s own data. This analysis is updated when materially relevant.
•	Forecast and reversion – There were no changes to the Company's forecast or reversion periods during the third quarter of 2025; as of September 30, 2025, the Company continues to utilize a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average.
•	Economic forecast – The Company utilizes a third party to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of September 30, 2025, the Company selected a forecasted data model which projects unemployment between 5.33% and 6.21%, the change in Coincident Economic Activity between 0.27% and 0.60%, and the change in the Home Price Index between -2.60% and -0.48% during the forecast periods. The CRE price index was removed from the most recent model after analysis indicated that excluding the forecast resulted in a stronger correlation with actual outcomes, thereby improving the model’s predictive accuracy. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks. As of June 30, 2025, the Company selected a forecast model which projects unemployment between 5.28% and 6.10%, the change in Coincident Economic Activity between -0.15% and 0.53%, the change in Commercial Real Estate Price Indexes between -5.79% and -1.48%, and the change in the Home Price Index between -2.57% and 2.06% during the forecast periods. The historical averages for LCNB’s economic indicators are: unemployment, 5.72%; change in Coincident Economic Activity, 1.99%; and change in Home Price Index, 2.81%.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

						Other Loans,
		Commercial,				Including
	Commercial	Secured by	Residential			Deposit
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Overdrafts	Total
Three Months Ended September 30, 2025
Balance, beginning of period	$1,386	6,335	4,116	229	28	14	12,108
Provision for (recovery of) credit losses	(327)	270	273	(30)	3	42	231
Losses charged off	—	(110)	(18)	(12)	—	(53)	(193)
Recoveries	—		—	7	—	17	24
Balance, end of period	$1,059	6,495	4,371	194	31	20	12,170

Ratio of net charge-offs to average loans	—%	0.04%	0.02%	0.11%	—%	65.22%	0.04%

Nine Months Ended September 30, 2025
Balance, beginning of year	$1,573	6,537	3,634	220	24	13	12,001
Provision for (recovery of) credit losses	(514)	68	788	(17)	7	124	456
Losses charged off	—	(110)	(55)	(17)	—	(159)	(341)
Recoveries	—	—	4	8	—	42	54
Balance, end of period	$1,059	6,495	4,371	194	31	20	12,170

Ratio of net charge-offs (recoveries) to average loans	—%	0.01%	0.01%	0.06%	—%	83.43%	0.02%

						Other Loans,
		Commercial,				Including
	Commercial	Secured by	Residential			Deposit
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Overdrafts	Total
Three Months Ended September 30, 2024
Balance, beginning of period	$1,568	6,228	3,222	212	38	2	11,270
Acquisition of Eagle Financial Bancorp, Inc. - PCD Loans		—	—	—	—	—	—
Provision for (recovery of) credit losses	(214)	258	572	—	41	24	681
Losses charged off	(22)	—	—	—	(57)	(43)	(122)
Recoveries	—	—	—	19	—	19	38
Balance, end of period	$1,332	6,486	3,794	231	22	2	11,867

Ratio of net charge-offs to average loans	0.07%	—%	—%	(0.34)%	1.82%	26.19%	0.02%

Nine Months Ended September 30, 2024
Balance, beginning of year	$1,039	5,414	3,816	238	18	—	10,525
Acquisition of Eagle Financial Bancorp, Inc. - PCD Loans	101	8	79	—	—	—	188
Provision for (recovery of) credit losses	163	818	(576)	(32)	61	104	538
Acquisition of Eagle Financial Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	51	246	466	—	—	—	763
Losses charged off	(22)	—	—	(43)	(57)	(164)	(286)
Recoveries	—	—	9	68	—	62	139
Balance, end of period	$1,332	6,486	3,794	231	22	2	11,867

Ratio of net charge-offs to average loans	0.02%	—%	—%	(0.14)%	0.63%	61.65%	0.01%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The ratio of the allowance for credit losses for loans to total loans at  September 30, 2025 and December 31, 2024 was 0.72% and 0.70%, respectively.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	September 30, 2025		December 31, 2024
	Amortized	Related	Amortized	Related
	Cost Basis	Allowance	Cost Basis	Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate:
Owner occupied	—	—	48	—
Non-owner occupied	—	—	2,642	1,201
Farmland	—	—	16	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	612	2	527	50
Secured by junior liens on 1-4 family dwellings	38	—	—	—
Home equity line-of-credit loans	—	—	75	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$650	2	3,308	1,251

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

Other Loans, Including Deposit Overdrafts. Other loans may include loans that do not fit in any of the other categories, but the category is primarily composed of overdrafts from transaction deposit accounts. Overdraft payments are recorded as a recovery and overdrafts are generally written off after 60 days with a negative balance.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at September 30, 2025 and December 31, 2024 (in thousands):

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
September 30, 2025
Commercial & industrial
Pass	$11,574	12,985	9,826	22,546	16,911	7,577	18,515	—	99,934
OAEM	97	153	—	650	668	1,227	237	—	3,032
Substandard	—	—	68	2,919	—	—	601	75	3,663
Doubtful	—	1,390	—	—	—	—	—	—	1,390
Total	11,671	14,528	9,894	26,115	17,579	8,804	19,353	75	108,019
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	30,493	49,833	101,745	217,849	152,046	384,921	115,669	—	1,052,556
OAEM	—	—	—	4,986	1,852	10,154	—	—	16,992
Substandard	—	—	2,421	7,187	1,462	1,123	—	170	12,363
Doubtful	—	—	—	—	—	—	—	—	—
Total	30,493	49,833	104,166	230,022	155,360	396,198	115,669	170	1,081,911
Gross charge-offs (1)	—	—	—	—	—	110	—	—	110
Residential real estate
Pass	18,764	32,617	54,225	75,649	82,209	138,873	49,458	—	451,795
OAEM	—	—	—	—	194	885	—	—	1,079
Substandard	—	—	490	189	281	1,901	17	—	2,878
Doubtful	—	—	—	—	—	—	—	—	—
Total	18,764	32,617	54,715	75,838	82,684	141,659	49,475	—	455,752
Gross charge-offs (1)	—	—	27	—	—	28	—	—	55
Consumer
Pass	4,687	4,562	3,456	2,482	1,592	891	55	—	17,725
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	29	3	17	—	—	49
Doubtful	—	—	—	—	—	—	—	—	—
Total	4,687	4,562	3,456	2,511	1,595	908	55	—	17,774
Gross charge-offs (1)	—	4	—	4	7	2	—	—	17
Agricultural
Pass	2,587	55	1,255	225	57	269	10,857	—	15,305
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	2,587	55	1,255	225	57	269	10,857	—	15,305
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	267	—	267
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	267	—	267
Gross charge-offs (1)	—	—	—	—	—	—	159	—	159
Total loans	$68,202	101,595	173,486	334,711	257,275	547,838	195,676	245	1,679,028

(1) - for the nine months ended September 30, 2025.

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

(2) - for the year ended December 31, 2024.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 – LOANS (continued)

A loan portfolio aging analysis by class segment at September 30, 2025 and December 31, 2024 is as follows (in thousands):

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
September 30, 2025
Commercial & industrial	$—	—	—	—	108,019	108,019	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	222,642	222,642	—
Non-owner occupied	—	—	—	—	497,043	497,043	—
Farmland	—	—	—	—	36,177	36,177	—
Multi-family	—	—	—	—	233,563	233,563	—
Construction	—	—	—	—	92,486	92,486	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	15	109	454	578	382,915	383,493	122
Secured by junior liens on 1-4 family dwellings	—	7	38	45	21,054	21,099	38
Home equity line-of-credit loans	133	122	3	258	50,902	51,160	3
Consumer	9	26	20	55	17,719	17,774	—
Agricultural	—	—	—	—	15,305	15,305	—
Other	267	—	—	267	—	267	—
Total	$424	264	515	1,203	1,677,825	1,679,028	163

December 31, 2024
Commercial & industrial	$666	—	—	666	117,945	118,611	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	210,327	210,327	—
Non-owner occupied	—	—	2,642	2,642	505,889	508,531	—
Farmland	460	—	—	460	37,400	37,860	—
Multi-family	—	—	—	—	264,260	264,260	—
Construction	—	—	—	—	91,154	91,154	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	1,948	249	237	2,434	390,079	392,513	57
Secured by junior liens on 1-4 family dwellings	—	8	—	8	21,514	21,522	—
Home equity line-of-credit loans	72	—	33	105	42,959	43,064	33
Consumer	10	—	28	38	20,460	20,498	—
Agricultural	—	—	—	—	13,293	13,293	—
Other	179	—	—	179	—	179	—
Total	$3,335	257	2,940	6,532	1,715,280	1,721,812	90

Residential consumer mortgage loans secured by residential real estate in the process of foreclosure totaled $0 and $33 thousand at September 30, 2025 and  December 31, 2024, respectively.

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

Excluding individually evaluated collateral dependent loans that are measured at fair value, the following tables present the amortized cost basis of loans modified during the reporting period for borrowers who were experiencing financial difficulty at the time of modification, disaggregated by class of financing receivable and type of concession granted (in thousands), as of  September 30, 2024 and 2025:

	Interest Rate Reduction	Extended Maturity	Principal Forgiveness	Payment Delay	Combination - Interest Rate Reduction and Extended Maturity	Combination - Interest Rate Reduction and Payment Delay	Combination - Extended Maturity and Payment Delay	Total Modifications	Percent of Total Class
Three Months Ended September 30, 2025
Commercial & industrial	$—	195	—	—	—	—	—	195	0.18%
Commercial, secured by real estate, owner occupied	—	—	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—	—	—%
Total	$—	195	—	—	—	—	—	195

Nine Months Ended September 30, 2025
Commercial & industrial	$—	270	—	—	1,014	—	1,722	3,006	2.78%
Commercial, secured by real estate, owner occupied	—	482	—	—	—	—	—	482	0.22%
Consumer	—	20	—	—	—	—	—	20	0.11%
Total	$—	772	—	—	1,014	—	1,722	3,508

Three Months Ended September 30, 2024
Residential real estate, secured by senior liens on 1-4 family dwellings	$—	—	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—	—	—%
Total	$—	—	—	—	—	—	—	—

Nine Months Ended September 30, 2024
Residential real estate, secured by senior liens on 1-4 family dwellings	$—	—	—	—	—	21	—	21	0.01%
Consumer	—	—	—	—	—	—	29	29	0.13%
Total	$—	—	—	—	—	21	29	50

During the third quarter of 2024, one borrower defaulted on two consumer loans that underwent maturity-extension and payment-delay modifications during the second quarter of 2024 while the borrower was known to be experiencing financial difficulty. The borrower remained in default through February 2025. At September 30, 2025, the amortized cost basis of these two consumer loans totaled $20 thousand. No other loans defaulted during the year-to-date period ended September 30, 2025 that, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty. During the three and nine months ended September 30, 2024, no loans defaulted which, in the twelve months preceding their default, were modified for borrowers experiencing financial difficulty.

At  September 30, 2025 and December 31, 2024, LCNB was not committed to lend additional funds to borrowers who, during the respective nine and twelve-month reporting periods, were granted loan modifications while experiencing financial difficulty.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at September 30, 2025 and December 31, 2024 were approximately $341.5 million and $397.6 million, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 5 - PURCHASED CREDIT DETERIORATED LOANS

Activity during the three and nine months ended September 30, 2025 and 2024 for the accretable discount related to PCD loans acquired from EFBI and CNNB is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accretable discount, beginning of period	$1,071	1,159	1,113	1,467
Accretable discount acquired through merger with EFBI	—	—	—	253
Less loans transferred to held-for-sale	—	—	—	396
Less accretion	39	17	81	182
Accretable discount, end of period	$1,032	1,142	1,032	1,142

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Affordable housing tax credit investment	$20,950	18,950
Less amortization	7,251	6,044
Net affordable housing tax credit investment	$13,699	12,906

Unfunded commitment	$5,005	4,426

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB anticipates to fund the unfunded commitment over 11.25 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Tax credits and other tax benefits recognized	$472	450	1,444	1,338
Tax credit amortization expense included in provision for income taxes	406	355	1,207	1,096

NOTE 7 - DEPOSITS

The following table presents the composition of LCNB's deposits at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Demand deposits	$454,192	459,619
Interest-bearing demand and money fund deposits	645,143	540,884
Savings deposits	356,962	367,205
IRA and time certificates	392,785	510,584
Total	$1,849,082	1,878,292

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 - DEPOSITS (continued)

Contractual maturities of time deposits at September 30, 2025 were as follows (in thousands):

Three months or less	$151,624
Over three through six months	58,677
Over six through twelve months	147,543
October 1, 2025 - September 30, 2026	357,844
October 1, 2026 - September 30, 2027	26,776
October 1, 2027 - September 30, 2028	4,869
October 1, 2028 - September 30, 2029	1,213
October 1, 2029 - September 30, 2030	1,787
Thereafter	296
Total contractual maturities	$392,785

The aggregate amount of time deposits in denominations of $250 thousand or more at September 30, 2025 and December 31, 2024 was $79.4 million and $107.8 million, respectively.

NOTE 8 – BORROWINGS

Long-term debt at September 30, 2025 and December 31, 2024 was as follows (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Term loan	$9,717	6.50%	$10,153	4.25%
FHLB long-term advances	95,000	4.83%	145,000	4.62%
	$104,717	4.98%	$155,153	4.60%

The term loan with a correspondent financial institution bears a fixed interest rate of 6.5%, amortizes quarterly, and has a final balloon payment due on June 15, 2028.

Contractual maturities of long-term debt at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Maturing within one year	$26,184	10,153
Maturing after one year through two years	26,264	25,000
Maturing after two years through three years	32,269	35,000
Maturing after three years through four years	10,000	45,000
Maturing after four years through five years	10,000	30,000
Thereafter	—	10,000
Total	$104,717	155,153

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 8 – BORROWINGS (continued)

There were no short-term borrowings at September 30, 2025 or  December 31, 2024.

At September 30, 2025, LCNB had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $10 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2027.

At September 30, 2025, LCNB had short-term line of credit borrowing arrangements with three correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Under the terms of the second arrangement, LCNB can borrow up to $50 million at an interest rate equal to the FOMC targeted federal funds rate plus a spread of 25 basis points. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of borrowing. At September 30, 2025, LCNB had not drawn down on any of these borrowing arrangements.

All long-term and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $399 million and $410 million at September 30, 2025 and December 31, 2024, respectively. Remaining borrowing capacity with the FHLB of Cincinnati, including both long-term and short-term borrowings, at September 30, 2025 was approximately $154.7 million.

NOTE 9 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease expense	$229	249	695	714
Short-term lease expense	—	8	5	43
Variable lease expense	31	11	67	31
Other	8	14	28	32
Total lease expense	$268	282	795	820

Other information related to leases at September 30, 2025 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$774
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,075
Weighted average remaining lease term in years for operating leases	29.9
Weighted average discount rate for operating leases	3.75%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 10 – INCOME TAXES

A reconciliation between the statutory income tax and LCNB's effective tax rate on income from continuing operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.4)%	(0.6)%	(0.4)%	(1.0)%
Tax exempt income on bank-owned life insurance	(0.9)%	(2.6)%	(1.0)%	(3.2)%
Captive insurance premium income	(0.9)%	(1.4)%	(1.0)%	(2.5)%
Affordable housing tax credit limited partnerships	(0.8)%	(1.8)%	(1.1)%	(2.9)%
Nondeductible merger-related expenses	0.0%	0.2%	0.1%	1.6%
Other, net	0.2%	0.2%	0.0%	0.3%
Effective tax rate	18.2%	15.0%	17.6%	13.3%

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Commitments to extend credit:
Commercial loans	$11,386	7,881
Other loans:
Fixed rate	5,309	21,613
Adjustable rate	29,438	1,998
Unused lines of credit:
Fixed rate	6,103	10,403
Adjustable rate	203,840	231,046
Unused overdraft protection amounts on demand accounts	16,904	17,566
Standby letters of credit	5	5
Total commitments	$272,985	290,512

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

Activity in the allowance for credit losses on off-balance sheet credit exposures, recorded in other liabilities on the consolidated condensed balance sheets, for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$252	362	263	281
Acquisition of Eagle Financial Bancorp, Inc.	—	—	—	48
Provision for (recovery of) credit losses	(26)	(22)	(37)	11
Balance, end of period	$226	340	226	340

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of September 30, 2025 totaled approximately $126 thousand.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
		Changes in			Changes in
	Unrealized	Pension Plan		Unrealized	Pension Plan
	Losses on	Assets and		Losses on	Assets and
	Available-for-	Benefit		Available-for-	Benefit
	Sale Debt Securities	Obligations	Total	Sale Debt Securities	Obligations	Total
2025
Balance at beginning of period	$(13,730)	1	(13,729)	(19,190)	1	(19,189)
Other comprehensive income, net of taxes	2,310	—	2,310	7,770	—	7,770
Reclassifications	—	—	—	—	—	—
Balance at end of period	$(11,420)	1	(11,419)	(11,420)	1	(11,419)

2024
Balance at beginning of period	$(22,794)	(55)	(22,849)	(22,281)	(55)	(22,336)
Other comprehensive income, net of taxes	7,069	—	7,069	6,387	—	6,387
Reclassifications	—	—	—	169	—	169
Balance at end of period	$(15,725)	(55)	(15,780)	(15,725)	(55)	(15,780)

Reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2025 and 2024 and the affected line items in the condensed consolidated statements of income were as follows (in thousands):

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

NOTE 13 – RETIREMENT PLANS

LCNB participates in a noncontributory defined benefit multi-employer retirement plan that covers substantially all regular full-time employees hired before January 1, 2009, on which date the plan was soft-frozen.  The plan was then hard-frozen on March 1, 2025, meaning that benefit increases no longer accrued to covered employees as of that date.  The plan will be unfrozen during the fourth quarter of 2025 to allow for amendments that will enhance benefits for active employees currently participating in the plan.  The plan will then be refrozen on November 30, 2025 and LCNB will withdraw from the plan by the end of December 2025.  Annuity purchases for active employees participating in the plan will occur during the first quarter of 2026, finishing LCNB's involvement in the plan.

Employees hired on or after January 1, 2009 receive a 50% employer match on their 401(k) plan contributions, up to a maximum LCNB contribution equal to 3% of each individual employee's annual compensation.  Employees hired before this date who received a benefit reduction under certain amendments to the defined benefit retirement plan received an automatic contribution of 5% or 7% of their annual compensation, depending on the sum of an employee's age and vesting service, into their defined contribution plans (401(k) plans), regardless of the contributions made by the employees.  These contributions are made annually and these employees did not receive any employer matches to their 401(k) contributions until March 1, 2025, at which time they started receiving matches.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – RETIREMENT PLANS (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three and nine-month period ended  September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Qualified noncontributory defined benefit retirement plan	$323	350	955	1,004
401(k) plan	246	210	729	630

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

The net periodic pension cost of the nonqualified defined benefit retirement plan consists solely of interest cost of $19 thousand and $56 thousand for the three and nine months ended September 30, 2025 and $18 thousand and $54 thousand for the three and nine months ended September 30, 2024.

NOTE 14 – STOCK BASED COMPENSATION

The 2025 Ownership Incentive Plan  (the "2025 Plan") was ratified by LCNB Corp.'s shareholders at the annual meeting on May 19, 2025 and allows for stock-based awards to eligible employees and non-employee directors, as determined by the Compensation Committee of the Board of Directors. The 2025 Plan replaced the 2015 Ownership Incentive Plan (the "2015 Plan"), which terminated on April 28, 2025. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2025 Plan provides for the issuance of up to 600 thousand shares of common stock, where the 2015 Plan provided for the issuance of up to 450 thousand shares of common stock. The 2025 Plan will terminate on May 19, 2035 and could be subject to earlier termination by the Board Compensation Committee.

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards granted under the 2015 Plan during the nine months ended September 30, 2025 and 2024 were as follows:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	84,593	$16.59	79,017	17.94
Granted	38,950	14.60	41,703	13.87
Vested	(43,647)	16.18	(36,127)	16.39
Forfeited	—	—	—	—
Nonvested at September 30,	79,896	$15.84	84,593	16.59

No stock-based awards have been granted under the 2025 Plan during the period ended September 30, 2025.

At September 30, 2025, there were 79,896 restricted stock awards outstanding with an approximate stock value of $1.2 million based on that day's closing stock price. At September 30, 2024, there were 84,593 restricted stock awards outstanding with an approximate stock value of $1.3 million based on that day's closing stock price. The fair value of restricted stock awards was $569 thousand on the grant date of February 24, 2025 and $578 thousand on the grant date of March 4, 2024. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into expense over the vesting period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 14 – STOCK BASED COMPENSATION (continued)

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Restricted stock expense	$130	94	515	501
Tax effect	27	20	108	105

Unrecognized compensation expense for restricted stock awards was $954 thousand at September 30, 2025 and is expected to be recognized over a period of 3.1 years.

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

Earnings per share for the three and nine months ended September 30, 2025 and 2024 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$6,936	4,532	17,464	7,372
Less allocation of earnings and dividends to participating securities	39	28	99	46
Net income allocated to common shareholders	$6,897	4,504	17,365	7,326

Weighted average common shares outstanding, gross	14,177,310	14,103,358	14,159,415	13,761,582
Less average participating securities	79,896	84,593	79,896	84,593
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	14,097,414	14,018,765	14,079,519	13,676,989

Earnings per common share:
Basic	$0.49	0.31	1.23	0.53
Diluted	0.49	0.31	1.23	0.53

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

LCNB does not record loans at fair value on a recurring basis, except for loans held for sale. However, from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs or specific reserves that are based on the observable market price or current estimated value of the collateral. These loans are reported in the nonrecurring table below at initial recognition of significant borrower distress and on an ongoing basis until recovery or charge-off. The fair values of distressed loans are determined using either the sales comparison approach or income approach. Respective unobservable inputs for the approaches consist of adjustments for differences between comparable sales and the utilization of appropriate capitalization rates.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at the End of
		the Reporting Period Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$84	84	—	—
Mutual funds measured at net asset value	1,330	1,330	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	55,036	55,036	—	—
U.S. Agency notes	79,785	—	79,785	—
Corporate bonds	8,901	—	8,901
U.S. Agency mortgage-backed securities	64,328	—	64,328	—
Municipal securities:
Non-taxable	4,037	—	4,037
Taxable	31,018	—	31,018
Total recurring fair value measurements	$244,519	56,450	188,069	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$120	—	—	120
Total nonrecurring fair value measurements	$120	—	—	120

December 31, 2024
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$98	98	—	—
Mutual funds measured at net asset value	1,265	1,265	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	66,180	66,180	—	—
U.S. Agency notes	77,517	—	77,517	—
Corporate bonds	7,756	—	7,756	—
U.S. Agency mortgage-backed securities	69,546	—	69,546	—
Municipal securities:
Non-taxable	3,982	—	3,982	—
Taxable	33,346	—	33,346	—
Total recurring fair value measurements	$259,690	67,543	192,147	—

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$1,816	—	—	1,816
Total nonrecurring fair value measurements	$1,816	—	—	1,816

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 16 - FAIR VALUE MEASUREMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at September 30, 2025 and December 31, 2024 (dollars in thousands):

				Range
		Valuation	Unobservable			Weighted
	Fair Value	Technique	Inputs	High	Low	Average
September 30, 2025
Individually evaluated collateral dependent loans	$120	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2024
Individually evaluated collateral dependent loans	$1,816	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

Carrying amounts and estimated fair values of financial instruments as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

			Fair Value Measurements at the End of
			the Reporting Period Using
			Quoted
			Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
FINANCIAL ASSETS:
Cash and cash equivalents	$35,865	35,865	35,865	—	—
Debt securities, held-to-maturity, net	17,304	16,173	—	16,173	—
Loans held-for-sale	4,018	4,018	—	4,018	—
Loans, net	1,666,858	1,631,095	—	—	1,631,095
Accrued interest receivable	8,803	8,803	—	8,803	—
Lender risk account	5,994	5,994	—	—	5,994

FINANCIAL LIABILITIES:
Deposits	1,849,082	1,850,764	1,456,297	394,467	—
Long-term debt	104,717	106,561	—	106,561	—
Accrued interest payable	1,469	1,469	—	1,469	—

December 31, 2024
FINANCIAL ASSETS:
Cash and cash equivalents	$35,744	35,744	35,744	—	—
Debt securities, held-to-maturity, net	16,324	14,929	—	14,929	—
Loans held-for-sale	5,556	5,556	—	5,556
Loans, net	1,709,811	1,659,244	—	—	1,659,244
Accrued interest receivable	8,701	8,701	—	8,701	—
Lender risk account	6,033	6,033	—	—	6,033

FINANCIAL LIABILITIES:
Deposits	1,878,292	1,887,331	1,367,709	519,622	—
Long-term debt	155,153	156,523	—	156,523	—
Accrued interest payable	2,482	2,482	—	2,482	—

The methodology to derive the fair value of loans at September 30, 2025 is consistent with the methodology utilized to determine the fair value of loans acquired in the Company’s recent acquisitions of CNNB and EFBI.

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at  September 30, 2025 or December 31, 2024.

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

6.	changes in general economic conditions, including the potential economic impacts of a prolonged U.S. government shutdown, and increased competition could adversely affect LCNB’s operating results;
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

Business Combinations.   Assets acquired, including identified intangible assets such as core deposit intangibles and liabilities assumed as a result of a merger or acquisition transaction, are recorded at their estimated fair values.  The difference between the consideration paid and the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Management engages third-party specialists to assist in the development of fair value estimates. Significant estimates and assumptions used to value acquired assets and liabilities assumed include, but are not limited to, projected cash flows, future growth rates, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The allowance for credit losses for PCD loans is recognized within acquisition accounting. Under current guidance, the allowance for credit losses for non-PCD assets is recognized as a provision for credit losses in the same reporting period as the merger or acquisition. Fair value adjustments are amortized or accreted into the income statement over the estimated lives of the acquired assets and assumed liabilities. The purchase date valuations and any subsequent adjustments determine the amount of goodwill recognized in connection with the merger or acquisition.

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

Fair Value Accounting for Debt Securities. Debt securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded in other comprehensive income, net of tax. Available-for-sale debt securities in unrealized loss positions are evaluated to determine if the decline in fair value should be recorded in income or in other comprehensive income (loss). LCNB first determines if it intends to sell or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through income. If neither of these criteria is met, LCNB evaluates whether the decline in fair value resulted from credit factors. In making this determination, management considers, among other factors, the extent to which fair value is less than the amortized cost basis, any changes to the rating of the security by rating agencies, and any adverse conditions specifically related to the security or issuer. If the present value of cash flows expected to be collected is less than the amortized cost basis, a provision is recorded to the allowance for credit losses. Any decline in fair value not recorded through an allowance for credit losses is recognized in accumulated other comprehensive income, net of applicable taxes.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net income for the respective three and nine months ended September 30, 2025 was $6.9 million (total basic and diluted earnings per share of $0.49) and $17.5 million (total basic and diluted earnings per share of $1.23). This compares to net income of $4.5 million (total basic and diluted earnings per share of $0.31) and $7.4 million (total basic and diluted earnings per share of $0.53) for the same three and nine-month periods in 2024. Results for the 2024 periods were affected by expenses incurred in connection with the acquisition of EFBI on April 12, 2024 and CNNB on November 1, 2023.

Net interest income for the three and nine months ended September 30, 2025 was $18.1 million and $52.0 million, respectively. This compares to net interest income of $15.0 million and $44.1 million for the same three and nine-month periods in 2024. The growth in net interest income was primarily due to a decrease on the average rate paid on interest-bearing liabilities and a decrease in the average balances of these liabilities, partially offset by a decrease in the average balance of loans outstanding. LCNB's tax equivalent net interest margin for the first nine months of 2025 was 3.43%, compared to 2.81% for the same period last year.

LCNB recorded a provision for credit losses of $211 thousand and $426 thousand for the three and nine months ended September 30, 2025. This compares to a provision of $660 thousand and $1.3 million for the same three and nine-month periods in 2024. The provisions for the nine-month period in 2024 included $763 thousand recognized on non-PCD loans acquired through the EFBI merger.

Non-interest income for the three and nine months ended September 30, 2025 was $5.7 million and $16.2 million, respectively. This compares to non-interest income of $6.4 million and $14.4 million for the same periods in 2024. The increase for the nine-month period was primarily due to higher fiduciary income, service charges and fees on deposit accounts, and other income. Partially offsetting non-interest income during the nine months ended September 30, 2024 was an $843 thousand pretax loss on the sale of approximately $48.9 million of below market rate loans acquired from CNNB.

Non-interest expense for the three and nine months ended September 30, 2025 was $15.1 million and $46.5 million, respectively. This compares to non-interest expense of $15.4 million and $48.7 million for the same three and nine-month periods in 2024. The decreases were primarily due to lower merger related expenses. LCNB had $281 thousand and $3.4 million of one-time merger-related expenses that occurred during the three and nine months ended September 30 2024, respectively, compared to $140 thousand of such expenses for the nine months ended September 30, 2025.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended September 30, 2025 vs. September 30, 2024

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended September 30, 2025 and September 30, 2024, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended September 30,
	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,706,281	24,163	5.62%	$1,770,330	24,342	5.47%
Interest-bearing demand deposits	12,416	183	5.85%	15,369	209	5.41%
Interest-bearing time deposits	256	2	3.10%	—	—	0.00%
Federal Reserve Bank stock	6,405	96	5.95%	6,393	(1)	(0.06)%
Federal Home Loan Bank stock	20,710	452	8.66%	20,710	464	8.91%
Investment securities:
Equity securities	5,072	37	2.89%	5,026	40	3.17%
Debt securities, taxable	247,878	1,212	1.94%	262,220	1,181	1.79%
Debt securities, non-taxable (2)	18,276	203	4.41%	19,906	206	4.12%
Total earnings assets	2,017,294	26,348	5.18%	2,099,954	26,441	5.01%
Non-earning assets	271,717			277,003
Allowance for credit losses	(12,105)			(11,281)
Total assets	$2,276,906			$2,365,676

Interest-bearing demand and money market deposits	$638,825	2,693	1.67%	$585,823	3,006	2.04%
Savings deposits	359,481	206	0.23%	367,045	274	0.30%
IRA and time certificates	420,508	3,958	3.73%	538,070	6,298	4.66%
Short-term borrowings	52	1	7.63%	11	—	0.00%
Long-term debt	104,951	1,321	4.99%	158,419	1,850	4.65%
Total interest-bearing liabilities	1,523,817	8,179	2.13%	1,649,368	11,428	2.76%
Demand deposits	465,934			445,663
Other liabilities	20,666			21,275
Equity	266,489			249,370
Total liabilities and equity	$2,276,906			$2,365,676
Net interest rate spread (3)			3.05%			2.25%
Net interest income and net interest margin on a taxable-equivalent basis (4)		18,169	3.57%		15,013	2.84%
Ratio of interest-earning assets to interest-bearing liabilities	132.38%			127.32%

(1)	Includes non-accrual loans and loans held-for-sale.
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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended September 30, 2025 as compared to the same period in 2024.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	September 30, 2025 vs. 2024
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(895)	716	(179)
Interest-bearing demand deposits	(43)	17	(26)
Interest-bearing time deposits	2	—	2
Federal Reserve Bank stock	—	97	97
Federal Home Loan Bank stock	—	(12)	(12)
Investment securities:
Equity securities	—	(3)	(3)
Debt securities, taxable	(67)	98	31
Debt securities, non-taxable	(18)	15	(3)
Total interest income	(1,021)	928	(93)

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	256	(569)	(313)
Savings deposits	(6)	(62)	(68)
IRA and time certificates	(1,234)	(1,106)	(2,340)
Short-term borrowings	—	1	1
Long-term debt	(664)	135	(529)
Total interest expense	(1,648)	(1,601)	(3,249)
Net interest income	$627	2,529	3,156

Net interest income on a fully taxable-equivalent basis for the three months ended September 30, 2025 totaled $18.2 million, an increase of $3.2 million from the comparable period in 2024.  Total interest expense decreased $3.2 million, slightly offset by a $93 thousand decrease in total interest income.

The $93 thousand decrease in total interest income was primarily due to a $179 thousand decrease in loan interest income due to a $64.0 million decrease in average loan balances, partially offset by a 15 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio.

The $3.2 million decrease in total interest expense was primarily due to a $125.6 million decrease in average interest-bearing liabilities and to a 63 basis point decrease in the average rate paid for these liabilities.

LCNB CORP. AND SUBSIDIARIES

Nine Months Ended September 30, 2025 vs. September 30, 2024

The following table presents, for the nine months ended September 30, 2025 and September 30, 2024, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Nine Months Ended September 30,
	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,715,654	71,182	5.55%	$1,770,383	71,860	5.42%
Interest-bearing demand deposits	10,783	455	5.64%	17,602	747	5.67%
Interest-bearing time deposits	253	8	4.23%	—	—	0.00%
Federal Reserve Bank stock	6,405	288	6.01%	6,051	176	3.89%
Federal Home Loan Bank stock	20,710	1,367	8.83%	19,040	1,172	8.22%
Investment securities:
Equity securities	5,056	112	2.96%	5,002	119	3.18%
Debt securities, taxable	251,597	3,681	1.96%	262,360	3,596	1.83%
Debt securities, non-taxable (2)	17,945	591	4.40%	19,098	571	3.99%
Total earnings assets	2,028,403	77,684	5.12%	2,099,536	78,241	4.98%
Non-earning assets	272,010			266,641
Allowance for credit losses	(12,077)			(11,064)
Total assets	$2,288,336			$2,355,113

Interest-bearing demand and money market deposits	$604,372	7,404	1.64%	$625,785	10,498	2.24%
Savings deposits	362,989	600	0.22%	369,104	787	0.28%
IRA and time certificates	460,970	13,531	3.92%	467,425	16,173	4.62%
Short-term borrowings	62	3	6.47%	25,358	1,116	5.88%
Long-term debt	112,232	4,056	4.83%	157,056	5,465	4.65%
Total interest-bearing liabilities	1,540,625	25,594	2.22%	1,644,728	34,039	2.76%
Demand deposits	467,460			446,832
Other liabilities	19,275			20,724
Equity	260,976			242,829
Total liabilities and equity	$2,288,336			$2,355,113
Net interest rate spread (3)			2.90%			2.22%
Net interest income and net interest margin on a taxable-equivalent basis (4)		52,090	3.43%		44,202	2.81%
Ratio of interest-earning assets to interest-bearing liabilities	131.66%			127.65%

(1)	Includes non-accrual loans and loans held-for-sale.
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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the nine months ended September 30, 2025 as compared to the same period in 2024.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Nine Months Ended
	September 30, 2025 vs. 2024
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(2,250)	1,572	(678)
Interest-bearing demand deposits	(288)	(4)	(292)
Interest-bearing time deposits	8	—	8
Federal Reserve Bank stock	11	101	112
Federal Home Loan Bank stock	107	88	195
Investment securities:
Equity securities	1	(8)	(7)
Debt securities, taxable	(151)	236	85
Debt securities, non-taxable	(36)	56	20
Total interest income	(2,598)	2,041	(557)

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	(348)	(2,746)	(3,094)
Savings deposits	(13)	(174)	(187)
IRA and time certificates	(221)	(2,421)	(2,642)
Short-term borrowings	(1,214)	101	(1,113)
Long-term debt	(1,613)	204	(1,409)
Total interest expense	(3,409)	(5,036)	(8,445)
Net interest income	$811	7,077	7,888

Net interest income on a fully taxable-equivalent basis for the nine months ended September 30, 2025 totaled $52.1 million, an increase of $7.9 million from the comparable period in 2024.  Total interest income decreased $557 thousand and total interest expense decreased $8.4 million.

The $557 thousand decrease in total interest income was primarily due to a $678 thousand decrease in loan interest income. The decrease in loan interest income was primarily due to a $54.7 million decrease in average loan balances, partially offset by a 13 basis point increase in the average rate earned on the loan portfolio.

The $8.4 million decrease in total interest expense was primarily due to a $104.1 million decrease in average interest-bearing liabilities and to a 54 basis point decrease in the average rate paid for these liabilities.

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

LCNB recorded a provision for credit losses of $211 thousand for the third quarter of 2025, compared to $660 thousand for the comparable period in 2024. The provision for the 2025 period included a provision for credit losses on loans of $231 thousand and a recovery on off-balance-sheet credit exposures of $26 thousand. The provision for the 2024 period included a provision for credit losses on loans of $681 thousand and a net recovery for off-balance-sheet credit exposures of $21 thousand. For the nine months ended September 30, 2025, LCNB recorded a provision for credit losses of $426 thousand, compared to a provision of $1.3 million for the comparable period in 2024. The provision for the nine months ended September 30, 2025 included a provision for credit losses on loans of $457 thousand and a recovery on off-balance-sheet credit exposures of $37 thousand. The provision for the 2024 nine-month period included a provision for credit losses on loans of $1.3 million and a provision for off-balance-sheet credit exposures of $11 thousand.

The provisions for credit losses on loans during the nine-month 2024 period included $763,000 recognized on non-PCD loans acquired through the EFBI merger and a $1.2 million increase for a commercial real estate, non-owner occupied loan that was individually evaluated for the first time during the first quarter 2024. These increases were largely offset by a recovery of credit losses in the pooled real estate mortgage loan category due to a decrease in loss rates and a decrease in loan balances caused by a transfer to the loans held-for-sale category.

Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available or if market conditions change.

Net charge-offs for the three and nine months ended September 30, 2025 totaled $169 thousand and $287 thousand, respectively, compared to net charge-offs of $84 thousand and $147 thousand for the same respective periods in 2024.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for the three and nine months ended September 30, 2025 and September 30, 2024 is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Difference	2025	2024	Difference
Fiduciary income	$2,588	2,097	491	7,014	6,137	877
Service charges and fees on deposit accounts	1,935	1,899	36	5,585	4,820	765
Net losses from sales of debt securities, available-for-sale	—	—	—	—	(214)	214
Bank-owned life insurance income	361	654	(293)	1,060	1,313	(253)
Net gains from sales of loans	718	1,625	(907)	2,174	2,197	(23)
Other operating income	102	132	(30)	341	163	178
Total non-interest income	$5,704	6,407	(703)	16,174	14,416	1,758

Reasons for changes include:

•

Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value are due to market-related increases in the fair value of these assets and to the opening of new Wealth Management customer accounts.

•

Service charges and fees on deposit accounts for the three-month period increased primarily due to overdraft fees. The increase for the nine-month period was primarily due to increased fee income received on the ICS product and to an increase in overdraft fees.

•	There were no sales of debt securities during the nine months ended September 30, 2025.
•

Net gains from sales of loans decreased primarily due to volume of loans sold. Net gains for the nine-month period in 2024 included an $843,000 pretax loss on the sale of approximately $48.9 million of below market rate loans acquired from CNNB.

•

Other operating income for the nine months ended September 30, 2025 increased primarily due to a decrease in amortization of capitalized mortgage servicing rights, which amortization is netted for accounting purposes against fee income recognized from the servicing of sold residential mortgage loans.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three and nine months ended September 30, 2025 and September 30, 2024 is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Difference	2025	2024	Difference
Salaries and employee benefits	$8,682	9,025	(343)	26,726	26,585	141
Equipment expenses	380	420	(40)	1,133	1,205	(72)
Occupancy expense, net	1,015	966	49	3,047	2,915	132
State financial institutions tax	432	505	(73)	1,334	1,409	(75)
Marketing	336	320	16	932	704	228
Amortization of intangibles	247	304	(57)	845	838	7
FDIC insurance premiums, net	359	547	(188)	1,149	1,445	(296)
Contracted services	880	807	73	2,609	2,435	174
Merger-related expenses	—	281	(281)	140	3,376	(3,236)
Other non-interest expense	2,814	2,212	602	8,606	7,772	834
Total non-interest expense	$15,145	15,387	(242)	46,521	48,684	(2,163)

Reasons for changes include:

•

Salaries and employee benefits for the three months ended September 30, 2025 decreased due to a reduction in the number of employees.  Salaries and employee benefits for the nine-month period increased because the decrease in costs as a result of a reduction in the number of employees was more than offset by increases in other employee related costs.

•	Marketing expenses increased during the nine-month period due to development costs for a new marketing brand awareness campaign and timing involving other marketing efforts. Management anticipates that marketing expenses will normalize through the remainder of the year.
•	Merger-related expenses during 2025 and 2024 reflect costs incurred in connection with the acquisitions of EFBI and CNNB.
•

Other non-interest expense for the three and nine months ended September 30, 2024 benefited from a $454 thousand gain recognized on the sale of a closed office building.  The remaining net increases for the three and nine-month periods in 2025 can be attributed to smaller increases in various other accounts.

Income Taxes

LCNB's effective tax rate for the three and nine months ended September 30, 2025 was 18.2% and 17.6%, respectively, compared to 15.0% and 13.3% for the same respective periods in 2024.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. The effective tax rates for 2024 were lower due to tax-exempt items not decreasing in proportion to the overall decrease in earnings, partially offset by the tax effect of non-deductible merger-related expenses.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at September 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

	September 30, 2025	December 31, 2024	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$35,865	35,744	121	0.34%
Interest-bearing time deposits	258	250	8	3.20%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,414	1,363	51	3.74%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	0.00%
Debt securities, available-for-sale, at fair value	243,105	258,327	(15,222)	(5.89)%
Debt securities, held-to-maturity, net, at cost	17,304	16,324	980	6.00%
Federal Reserve Bank stock, at cost	6,405	6,405	—	0.00%
Federal Home Loan Bank stock, at cost	20,710	20,710	—	0.00%
Loans held-for-sale	4,018	5,556	(1,538)	(27.68)%
Loans, net	1,666,858	1,709,811	(42,953)	(2.51)%
Premises and equipment, net	39,422	41,049	(1,627)	(3.96)%
Operating lease right-of-use assets	6,405	5,785	620	10.72%
Goodwill	90,310	90,310	—	0.00%
Core deposit and other intangibles, net	9,680	11,104	(1,424)	(12.82)%
Bank-owned life insurance	55,061	54,002	1,059	1.96%
Interest receivable	8,803	8,701	102	1.17%
Other assets, net	35,081	38,287	(3,206)	(8.37)%
TOTAL ASSETS	$2,244,365	2,307,394	(63,029)	(2.73)%

LIABILITIES:
Deposits:
Noninterest-bearing	$454,192	459,619	(5,427)	(1.18)%
Interest-bearing	1,394,890	1,418,673	(23,783)	(1.68)%
Total deposits	1,849,082	1,878,292	(29,210)	(1.56)%
Short-term borrowings	—	—	—	0.00%
Long-term debt	104,717	155,153	(50,436)	(32.51)%
Operating lease liabilities	6,770	6,115	655	10.71%
Accrued interest and other liabilities	13,926	14,798	(872)	(5.89)%
TOTAL LIABILITIES	$1,974,495	2,054,358	(79,863)	(3.89)%

SHAREHOLDERS' EQUITY:
Common shares	$187,957	186,937	1,020	0.55%
Retained earnings	149,403	141,290	8,113	5.74%
Treasury shares, at cost	(56,071)	(56,002)	(69)	0.12%
Accumulated other comprehensive loss, net of taxes	(11,419)	(19,189)	7,770	(40.49)%
TOTAL SHAREHOLDERS' EQUITY	$269,870	253,036	16,834	6.65%
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,244,365	2,307,394	(63,029)	(2.73)%

Reasons for changes include:

•	Debt securities, available-for-sale, decreased due to maturities and paydowns, partially offset by a decrease in unrealized losses. Purchases of new securities during the period were minimal.
•	Debt securities, held-to-maturity, increased due to purchases of new securities.
•	Loans, net, decreased primarily due to timing of borrower payoffs and efforts to rebalance the composition of the portfolio.
•	Premises and equipment decreased due to depreciation and the transfer of the Florence building to premises held-for-sale, which is included in the other assets classification.
•	Operating lease right-of-use assets and operating lease liabilities increased due to the renewal of expiring leases.
•	Other assets, net, decreased primarily due to a reduction in deferred tax assets resulting from utilization of prior-year loss carryforwards and the decline in unrealized losses on available-for-sale debt securities.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Total interest-bearing deposits decreased primarily due to decreases in IRA and time certificate deposits, partially offset by an increase in deposits obtained through the ICS service.
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

LCNB's loan portfolio represents its largest asset category and is its most significant source of interest income. Loan classifications have been identified as Commercial & Industrial, Commercial Real Estate, Residential Real Estate, Consumer, Agricultural, and Other. Commercial real estate is the largest classification in LCNB's loan portfolio, comprising about 65% of total loans at September 30, 2025.

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

The following table provides a breakdown of amortized cost of commercial real estate loans by property-type classification as of September 30, 2025, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Multi-family	$253,279	25%
Retail	158,590	15%
Office	118,350	12%
Mixed Use	96,196	9%
Hotel/Motel	93,026	9%
Other	69,697	7%
Self storage	51,768	5%
Warehouse (one tenant)	42,975	4%
Farmland	36,177	4%
Light Industrial	30,850	3%
Warehouse (more than one tenant)	26,149	2%
Healthcare Facilities	19,348	2%
Manufacturing	19,001	2%
Dental	11,644	1%
Total	$1,027,050	100%

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of LCNB's commercial real estate loans are made within its general market area of Southwest and Central Ohio and Northern Kentucky. The following table provides a breakdown of amortized cost of commercial real estate loans by real estate collateral location as of September 30, 2025, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Franklin County, Ohio	$293,105	28%
Hamilton County, Ohio	186,074	18%
Montgomery County, Ohio	100,963	10%
Butler County, Ohio	90,821	9%
Warren County, Ohio	81,399	8%
Delaware County, Ohio	51,927	5%
Other, Ohio	43,761	4%
Greene County, Ohio	35,776	3%
Boone County, Kentucky	28,220	3%
Clermont County, Ohio	19,542	2%
Preble County, Ohio	18,449	2%
Licking County, Ohio	17,732	2%
Kenton County, Kentucky	15,259	1%
Ross County, Ohio	13,253	1%
Fairfield County, Ohio	9,938	1%
Fayette County, Ohio	7,493	1%
Other, Kentucky	6,695	1%
Other, Indiana	6,643	1%
Total	$1,027,050	100%

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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Regulatory Capital:
Shareholders' equity	$274,235	259,811
Goodwill and other intangibles	(98,463)	(100,279)
Accumulated other comprehensive loss, net	11,420	19,189
Tier 1 risk-based capital	187,192	178,721
Eligible allowance for credit losses	12,063	11,805
Total risk-based capital	$199,255	190,526
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	10.94%	9.94%
Tier 1 Capital to risk-weighted assets	10.94%	9.94%
Total Capital to risk-weighted assets	11.65%	10.60%
Leverage	8.50%	7.94%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB did not qualify to use the simplified measure for the September 30, 2025 or December 31, 2024 regulatory capital calculations.

Liquidity

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the FHLB, line of credit arrangements totaling $115.0 million with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios. In addition, LCNB has approximately $71.2 million in off-balance sheet ICS immediately available for liquidity.

Total remaining borrowing capacity with the FHLB at September 30, 2025 was approximately $154.7 million. Additional borrowings of approximately $115.0 million were available through line of credit arrangements with correspondent banks.

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

Commitments to extend credit at September 30, 2025 totaled $273.0 million and are more fully described in Note 11 - Commitments and Contingent Liabilities to LCNB's condensed consolidated financial statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash required to satisfy the commitment reported prior to its expiration.

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The annual base projection uses a current interest rate scenario.  As shown below, the September 30, 2025 IRSA indicates that an increase in interest rates would have a negative effect on NII, while a decrease in interest rates would have a positive effect on NII. The changes in NII for all rate shock scenarios are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	NII	NII	Limits
	(Dollars in thousands)
Up 300	$82,770	(1,655)	(1.96)%	15%
Up 200	83,241	(1,184)	(1.40)%	10%
Up 100	83,660	(765)	(0.91)%	5%
Base	84,425	—	—%	0%
Down 100	84,445	20	0.02%	5%
Down 200	84,824	399	0.47%	10%
Down 300	85,171	746	0.88%	15%

The IRSA shows the effect on NII during a one-year period only.  A longer-range model is the EVE analysis, which shows, accounting for the same rate shocks, the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the September 30, 2025 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a decrease in interest rates will have a positive effect on the EVE. The changes in EVE for all rate shock scenarios are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	EVE	EVE	Limits
	(Dollars in thousands)
Up 300	$235,724	(28,592)	(10.82)%	25%
Up 200	248,463	(15,852)	(6.00)%	20%
Up 100	261,286	(3,029)	(1.15)%	15%
Base	264,316	—	—%	—%
Down 100	281,627	17,312	6.55%	15%
Down 200	291,276	26,961	10.20%	20%
Down 300	301,462	37,146	14.05%	25%

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

LCNB CORP. AND SUBSIDIARIES

Item 4.         Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of September 30, 2025, LCNB's disclosure controls and procedures were effective.

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

 There were no repurchases made under the Plan during the three months ended September 30, 2025, and there are still 310,922 shares that may be purchased pursuant to the Plan.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended September 30, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

101

The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

November 5, 2025	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer

November 5, 2025	/s/ Andrew M. Wallace
Andrew M. Wallace, CPA
Executive Vice President and Chief Financial Officer