Form 10-K
period 2025-12-31
LCNB CORP
filed 2026-03-11
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large Accelerated filer ☐                    Accelerated filer ☒

Non-accelerated filer ☐                      Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes         ☒ No

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2025, determined using a per share closing price on that date of $14.53 as quoted on the NASDAQ Capital Market, was $205,966,252.

As of March 11, 2026, 14,237,966 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 27, 2026, which Proxy Statement will be mailed to shareholders within 120 days from the end of the fiscal year ended December 31, 2025 are incorporated by reference into Part III.

LCNB CORP.

For the Year Ended December 31, 2025

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

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations.  Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially.  These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;
2.	LCNB’s ability to integrate recent and future acquisitions may be unsuccessful, or may be more difficult, time-consuming, or costly than expected;
3.	LCNB may incur increased loan charge-offs in the future and the allowance for credit losses may be inadequate;
4.	LCNB may face competitive loss of customers to both bank and nonbank financial institutions;
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

Loan products offered include commercial and industrial loans, commercial and residential real estate loans, agricultural loans, construction loans, various types of consumer loans, and Small Business Administration loans.  The Bank's residential mortgage lending activities consist primarily of loans for purchasing or refinancing personal residences, home equity lines of credit, and loans for commercial or consumer purposes secured by residential mortgages.  Consumer lending activities include automobile, boat, home improvement, and personal loans.

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

The address of the main office of the Bank is 2 North Broadway, Lebanon, Ohio 45036; telephone (513) 932-1414.

Primary Market Area

The Bank considers its primary market area to consist of counties where it has a physical presence and neighboring counties, which includes Southwestern and South Central Ohio and Northern Kentucky. At December 31, 2025, the Bank had:

•	35 offices, including a main office in Warren County, Ohio and branch offices in Warren, Butler, Clinton, Clermont, Fayette, Franklin, Hamilton, Montgomery, Preble, and Ross Counties in Ohio,
•	an Operations Center in Warren County, Ohio, and
•	34 ATMs.

Competition

The Bank faces strong competition both in making loans and attracting deposits.  The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers. The Bank competes with other national and state banks, savings and loan associations, credit unions, finance companies, mortgage brokerage firms, realty companies with captive mortgage brokerage firms, mutual funds, insurance companies, cryptocurrency companies, brokerage and investment banking companies, Financial Technology or "FinTech" companies including decentralized finance and cryptocurrency, and other financial intermediaries operating in its market and elsewhere, many of whom have substantially larger financial and managerial resources.

The Bank seeks to minimize the competitive effect of other financial institutions through a community banking approach that emphasizes direct customer access to the Bank's CEO, President, and other officers in an environment conducive to friendly, informed, and courteous personal services.  Management believes that the Bank is well-positioned to compete successfully in its primary market area.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, availability of electronic banking services, the quality and scope of the services rendered, and the convenience of banking facilities and electronic banking technologies.

The ability to access and use technology, including the use of artificial intelligence, is an increasingly competitive factor in the financial services industry. Technology relating to the delivery of financial services, the security and privacy of customer information, and the processing of information is evolving rapidly. LCNB continually makes technology investments to remain competitive in the financial services industry.

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

The Bank is subject to the provisions of the National Bank Act.  The Bank is subject to primary supervision, regulation, and examination by the OCC. The Bank is also subject to the rules and regulations of the Board of Governors of the Federal Reserve System and the FDIC.

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

Deposit Insurance Coverage and Assessments

The Bank is FDIC insured. Through the DIF, the FDIC provides deposit insurance protection that covers all deposit accounts in FDIC-insured depository institutions up to applicable limits (currently $250 thousand per depositor).

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

LCNB CORP. AND SUBSIDIARIES

Dividends

LCNB Corp. is a legal entity separate and distinct from the Bank. LCNB Corp. receives most of its revenue from dividends paid to it by the Bank. During the years ended December 31, 2025, 2024, and 2023, dividends paid by LCNB National Bank to LCNB Corp. totaled $15.1 million, $22.0 million, and $29.0 million, respectively.

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

Affiliate Transactions

The Company and the Bank and other subsidiaries are "affiliates" within the meaning of the Federal Reserve Act. The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries. Loans and extensions of credit from the Bank to its affiliates are also subject to various collateral requirements. Further, the Bank's authority to extend credit to the Company's directors, executive officers, and principal shareholders, including their immediate family members, corporations, and other entities that they control, is subject to the restrictions and additional requirements of the Federal Reserve Act and Regulation O promulgated thereafter. These statutes and regulations impose specific limits on the amount of loans the Bank may make to directors and other insiders and specify approval procedures that must be followed in making loans that exceed certain amounts.

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

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”); (2) additional tier 1 capital; and (3) tier 2 capital. Tier 1 capital is the sum of CET1 and additional tier 1 capital instruments meeting certain revised requirements. Total capital is the sum of tier 1 capital and tier 2 capital. Under the Basel III Rules, for most banking organizations, the most common form of additional tier 1 capital is non-cumulative perpetual preferred stock and the most common form of tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Rules’ specific requirements. LCNB Corp. does not have any non-cumulative perpetual preferred stock or subordinated notes.

Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are: (i) 4.5% CET1 to risk-weighted assets; (ii) 6.0% tier 1 capital to risk-weighted assets; (iii) 8.0% total capital to risk-weighted assets; and (iv) 4.0% tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”). The Basel III Rules established a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, resulted in the following minimum ratios: (i) a CET1 risk-based capital ratio of 7.0%; (ii) a tier 1 risk-based capital ratio of 8.5% and (iii) a total risk-based capital ratio of 10.5%. An institution is subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the buffer amount. With respect to the Bank, the Basel III Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

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

Under current regulations, the Bank was “well capitalized” as of December 31, 2025.

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

On October 24, 2023, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC released a final rule that significantly changes how all but the smallest banks will be evaluated for compliance with the CRA. Under the new regulations, banks with $2 billion or more in assets will be evaluated under a Retail Lending Test, a Retail Services and Products Test, a Community Development Financing Test, and a Community Development Services Test. Banks with total assets of $600 million or more and less than $2 billion will be evaluated under the Retail Lending Test and, at the bank's option, either the current Intermediate Bank Community Development Test or the new Community Development Financing Test. The final rule became effective on April 1, 2024 with staggered compliance dates of January 1, 2026 and January 1, 2027. On July 16, 2025, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC issued a proposal to rescind the CRA final rule issued in October 2023 and to replace it with the prior CRA regulations. The prior CRA regulations currently remain in effect.

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

Cybersecurity

In 2015, Federal regulators issued two statements regarding cybersecurity: (i) a statement indicating that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institutions; and (ii) a statement indicating the expectation of a financial institution's management to maintain a sufficient business continuity planning process to ensure rapid recovery, resumption and maintenance of the financial institution's operations after a cyber-attack involving destructive malware.  A financial institution is also expected to develop appropriate processes to: (a) enable recovery of data and business operations, (b) address rebuilding network capabilities, and (c) restore data if the financial institution or any of its critical service providers fall victim to this type of cyber-attack.  If the Company does not comply with this regulatory guidance, it could be subject to various regulatory sanctions, as well as financial penalties.

In November 2021, federal banking agencies approved a final rule requiring banking agencies to notify regulators of any “significant computer-security incident” as soon as possible and no later than 36 hours after a determination that such an incident occurred, with compliance required by May 2022. In addition, banks must notify at least one designated point of contact at any affected customer as soon as possible when the bank experiences any computer-security incident that has disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided to such customer for four or more hours. The bank and holding company are required to determine whether an incident arises to the level of requiring notification.

In April 2005, federal regulators issued guidance requiring financial institutions to develop and implement a response program designed to address incidents of unauthorized access to sensitive customer information maintained by the financial institution or its service provider. The guidance requires several elements to be included in an institution’s response program including notifications to an institution’s primary federal regulator as soon as possible when the institution becomes aware of an incident involving unauthorized access to or use of sensitive customer information; and notification to its customers when, after a reasonable investigation, the financial institution determines that misuse of the information has occurred or it is reasonably possible that misuse will occur.

State regulators have also been increasingly active in implementing data privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. Many, but not all, state breach notification laws expressly exempt entities that are subject to federal regulatory breach notification mandates The Company continues to monitor developments in the states in which its customers are located.

The Cybersecurity Information Sharing Act (“CISA”) is intended to improve cybersecurity in the U.S. by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions, and empowers the Cybersecurity and Infrastructure Security Agency (“CISA Agency”) to oversee this information-sharing process. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows companies to carry out defensive measures on their own systems from cyber-attacks or other information or security breaches. The law includes liability protections for companies that share cyber-threat information with third parties so long as such sharing activity is conducted in accordance with the CISA. Although the CISA originally expired on September 30, 2025 and was temporarily reauthorized to remain in effect through September 30, 2026, the long-term status of the CISA remains uncertain pending further action by the U.S. Congress. In addition, the enactment of the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) in 2022, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the CISA Agency within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA Agency proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators. Final rulemaking for CIRCIA has been extended to May 2026.

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in its Annual Reports on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

See Item 1C for further discussion related to the Company's risk management, strategy, and governance of cybersecurity.

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

•

requirement that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction plus an ad valorem component of 5 basis points multiplied by the value of the transaction. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks; and

•

restrictions under the Volcker Rule of the Company’s ability to engage in proprietary trading and to invest in, sponsor and engage in certain types of transactions with certain private funds. The Company had until July 15, 2015 to fully conform to the Volcker Rule's restrictions.

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

LCNB CORP. AND SUBSIDIARIES

Human Capital

As of December 31, 2025, LCNB employed 328 full-time and 35 part-time employees working throughout the ten Ohio counties in which LCNB operates. LCNB considers these individuals the most important influence contributing to the Bank’s success and is committed to investing in their ongoing growth and development.

Through an ongoing collaboration with a local non-profit organization, LCNB's employee council is working to expand education and share experiences; to acknowledge, celebrate, and encourage various backgrounds, interests, and lifestyles; and to broaden recruitment efforts in order to source untapped potential.

LCNB places a high priority on training and development and has enjoyed a long history of promoting from within the organization, as evidenced by the executive management team. Through a blend of strong internal talent and new talent, the Bank has been able to successfully navigate the ongoing challenges related to talent depth. As LCNB grows and develops new products and services, the Bank continues to seek innovative, cost effective, and efficient ways to educate and develop its employees. Through a blend of online education, interactive training sessions, and experiential learning, LCNB provides opportunities for those who desire to fine-tune existing skills as well as those who desire to prepare for the next steps along their career path.

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

Fostering and enhancing a culture of open and transparent communication remains extremely important to the Bank. In 2020, the Bank initiated quarterly Town Hall Meetings and weekly informational emails from senior management that allowed all employees to participate and receive information. The Bank will do the same in 2026 along with some smaller scheduled group meetings to further communicate important initiatives and information. In addition, senior management is available to participate in department and branch staff meetings upon request.

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

Andrew M. Wallace

Executive Vice President, CFO

LCNB Corp.

2 North Broadway

P.O. Box 59

Lebanon, Ohio 45036

The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file reports electronically, as LCNB does. LCNB's filings are available on the SEC's website under the ticker name "LCNB".

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

LCNB CORP. AND SUBSIDIARIES

Contractual maturities of debt securities at December 31, 2025, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations. Weighted average yield is based on amortized cost.

	Available-for-Sale			Held-to-Maturity
			Weighted			Weighted
	Amortized	Fair	Average	Amortized	Fair	Average
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. Treasury notes:
Within one year	$7,043	6,884	1.01%	—	—	—%
One to five years	45,583	43,574	1.02%	—	—	—%
Five to ten years	—	—	—%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Treasury notes	52,626	50,458	1.19%	—	—	—%

U.S. Agency notes:
Within one year	17,439	17,256	1.19%	—	—	—%
One to five years	49,341	46,816	1.09%	—	—	—%
Five to ten years	8,519	8,332	3.59%	—	—	—%
After ten years	—	—	—%	—	—	—%
Total U.S. Agency notes	75,299	72,404	1.40%	—	—	—%

Corporate bonds:
Within one year	—	—	—%	—	—	—%
One to five years	—	—	—%	—	—	—%
Five to ten years	11,013	10,733	5.62%	—	—	—%
After ten years	1,000	1,000	7%	—	—	—%
Total corporate bonds	12,013	11,733	5.74%	—	—	—%

Municipal securities, tax-exempt (1):
Within one year	1,030	1,030	4.95%	279	274	2.24%
One to five years	2,431	2,343	2.19%	772	730	3.50%
Five to ten years	730	632	3.69%	7,960	7,643	4.92%
After ten years	—	—	—%	4,102	3,818	5.25%
Total Municipal securities	4,191	4,005	3.13%	13,113	12,465	4.88%

Municipal securities, taxable:
Within one year	1,195	1,173	1.29%	—	—	0.00%
One to five years	28,996	27,477	2.10%	112	108	3.85%
Five to ten years	2,707	2,504	2.49%	172	154	2.30%
After ten years	—	—	—%	2,683	2,386	6.45%
Total Municipal securities	32,898	31,154	2.10%	2,967	2,648	6.11%

U.S. Agency mortgage-backed securities	68,085	62,517	2.32%	—	—	—%

Totals	$245,112	232,271	1.92%	16,080	15,113	5.11%

(1) Yields on tax-exempt obligations are computed on a taxable-equivalent basis based upon a 21.0% statutory Federal income tax rate.

Excluding holdings in U.S. Treasury securities and U.S. Government Agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at December 31, 2025.

LCNB CORP. AND SUBSIDIARIES

Loan Portfolio

The following table summarizes loan maturities and sensitivities to interest rate change at December 31, 2025 (in thousands):

		Commercial,
	Commercial	Secured by	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Other	Totals
Maturing in one year or less	$25,735	76,139	5,863	1,649	13,046	210	122,642
Maturing after one year through five years	61,106	179,222	14,510	12,250	1,404	—	268,492
Maturing after five years through 15 years	17,264	454,793	114,075	3,056	1,249	—	590,437
Maturing after 15 years	—	388,057	335,903	—	—	—	723,960
Totals	$104,105	1,098,211	470,351	16,955	15,699	210	1,705,531

Loans maturing beyond one year:
Fixed rate	$33,378	289,704	208,900	15,306	1,825	—	549,113
Variable rate	44,992	732,368	255,588	—	828	—	1,033,776
Totals	$78,370	1,022,072	464,488	15,306	2,653	—	1,582,889

Allocation of the Allowance for Credit Losses on Loans

The following table presents the allocation of the allowance for credit losses on loans:

	At December 31,
	2025		2024		2023
		Percent		Percent		Percent
		of Loans		of Loans		of Loans
		in Each		in Each		in Each
		Category		Category		Category
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Commercial and industrial	$2,463	6.1%	1,573	6.9%	1,039	7.0%
Commercial, secured by real estate	6,514	64.4%	6,537	64.6%	5,414	64.3%
Residential real estate	4,492	27.6%	3,634	26.5%	3,816	26.6%
Consumer	188	1.0%	220	1.2%	238	1.5%
Agricultural	30	0.9%	24	0.8%	18	0.6%
Other loans, including deposit overdrafts	17	—%	13	—%	—	—%
Total	$13,704	100.0%	12,001	100.0%	10,525	100.0%

Ratio of the allowance for credit losses to total loans outstanding	0.80%		0.70%		0.61%
Ratio of the allowance for credit losses to total non-accrual loans	763.88%		265.04%		13,090.42%

Deposits

The statistical information regarding average amounts and average rates paid for the deposit categories is included in the "Distribution of Assets, Liabilities and Shareholders' Equity" table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The estimated amount of uninsured deposits including related interest accrued and unpaid was $304.1 million and $245.8 million at December 31, 2025 and 2024, respectively.

The following table presents an estimate of the contractual maturities of time deposits that exceed the FDIC insurance limit of $250 thousand at December 31, 2025:

(In thousands)
Maturity within 3 months	$8,005
After 3 but within 6 months	9,491
After 6 but within 12 months	27,197
After 12 months	6,688
$51,381

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

LCNB’s success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, prolonged government shutdown, tariffs and trade policy including impositions of retaliatory tariffs, and other factors beyond LCNB’s control may affect its deposit levels and composition, demand for loans, the ability of borrowers to repay their loans, and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world affect the economy and stock prices in the United States, which can affect LCNB’s earnings and capital and the ability of its customers to repay loans. Due to LCNB’s volume of real estate loans, declining real estate values could affect the value of property used as collateral as well as LCNB’s ability to sell the collateral upon foreclosure. In 2025, the federal government was shut down from October 1, 2025 to November 12, 2025. The economic impact of a future long-spanning government shutdown is inherently uncertain and could have a material effect on LCNB’s business, financial condition, and operations.

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

LCNB offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer, and other loans. Many loans are secured by real estate (both residential and commercial) within LCNB's market area. A major change in the real estate market, such as deterioration in the value of collateral or in the local or national economy, could affect LCNB's ability to liquidate foreclosed property, which in turn could impact LCNB's results of operations and financial condition. Additionally, increases in unemployment may also affect the ability of certain clients to repay loans and the financial results of commercial clients in localities with higher unemployment may result in loan defaults and foreclosures and may impair the value of loan collateral. Loan defaults and foreclosures are unavoidable in the banking industry. LCNB cannot fully eliminate credit risk and, as a result, credit losses may increase in the future.

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

Approximately 90.2% of our total commercial loans or about 64.4% of our total loans relate to commercial real estate. The repayment of loans secured by commercial real estate is often dependent upon the successful operation, development, or sale of the related real estate or commercial business and may, therefore, be subject to adverse conditions in the real estate market or economy. If the cash flow from operations is reduced, the borrower’s ability to repay the loan may deteriorate. In such cases, LCNB may take actions to protect its financial interest in the loan.  Such actions may include foreclosure on the real estate securing the loan, taking possession of other collateral that may have been pledged as security for the loan, or modifying the terms of the loan.  If foreclosed on, commercial real estate is often unique and may be difficult to liquidate.

LCNB’s value of intangible assets may decline, due to continued competition for deposits and other factors.

As of December 31, 2025, LCNB had total core deposit and other intangibles, net totaling $9.271 million. Core deposit and other intangibles net decreased due to amortization of core deposit and mortgage servicing rights intangibles. A significant decline in LCNB’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of LCNB common stock may necessitate taking charges in the future related to the impairment of LCNB’s deposit intangible assets. Additionally, increased competition for deposits, whether from competitive financial institutions or from nonbank financial institutions or competitive technologies, like cryptocurrency, could lead to further decreases in core deposits. Competition for deposits will likely continue to increase as technology evolves.  If LCNB were to conclude that a future write-down of core deposit intangible assets is necessary, LCNB would record the appropriate charge, which could have a negative effect on LCNB’s business, financial condition and results of operations.

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

LCNB relies heavily on electronic communications and information systems to conduct its business. Although significant resources are devoted to maintaining and regularly updating LCNB’s data systems, there can be no assurance that these security measures will provide absolute security. Any failure, interruption, cyberattack, email phishing scam, or other breach in security of these systems could result in failures or disruptions in LCNB’s customer relationship management, general ledger, deposit, loan, and other systems. Emerging technologies, such as artificial intelligence, may further increase the risk of a cyber-attack. While LCNB has policies and procedures designed to prevent or limit the effect of the failure, interruption, cyberattack, or other security breach of its information systems, there can be no assurance that any such occurrences will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, cyberattacks, phishing scams, or other security breaches of LCNB’s information systems could significantly disrupt LCNB's operations, allow misappropriation of LCNB’s confidential information, allow misappropriation of customer confidential information, damage LCNB’s reputation, result in a loss of customer business, subject LCNB to additional regulatory scrutiny, or expose LCNB to significant civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations.

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

LCNB’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that LCNB offers, is highly dependent upon the business environment in the markets where LCNB operates and in the United States as a whole. Recessions, periods of unemployment, changes in interest rates, inflationary pressures, money supply, tariffs and trade policy including retaliatory tariffs, and other factors beyond LCNB’s control may adversely affect its asset quality, deposit levels, loan demand, and earnings. Inflationary pressures directly affect the level of interest rates earned from loans and investments and paid for deposits and borrowings. In addition, salaries and employee benefits and other non-interest expenses tend to increase during periods of inflation.

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

Fluctuations in interest rates may negatively impact LCNB’s profitability.  A primary source of income from operations is net interest income, which is equal to the difference between interest income earned on loans and investment securities and the interest paid for deposits and other borrowings. These rates are highly sensitive to many factors beyond LCNB’s control, including general economic conditions, the slope of the yield curve (that is, the relationship between short and long-term interest rates), and the monetary and fiscal policies of the United States Federal government. For example, the existing Chair of the Federal Reserve’s term ends on May 15, 2026 and recent political commentary has introduced additional uncertainty about how interest rate policy may evolve under the new leadership of the Board of Governors later in 2026.

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

LCNB CORP. AND SUBSIDIARIES

Banking competition is intense.

The banking industry and related financial service providers operate in a highly competitive market. LCNB competes with financial service providers such as other commercial banks, savings and loan associations, credit unions, mortgage banking firms, Financial Technology or “FinTech” companies including decentralized finance and cryptocurrency, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries.

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

Most of LCNB’s investment securities portfolio is designated as available-for-sale.  Accordingly, unrealized gains and losses, net of tax, in the estimated fair value of the available-for-sale portfolio is recorded as other comprehensive income (loss), a separate component of shareholders’ equity. The fair value of LCNB’s investment portfolio may decline, causing a corresponding decline in shareholders’ equity.  Management believes that several factors will affect the fair values of the investment portfolio including, but not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, and the slope of the interest rate yield curve. These and other factors may impact specific categories of the portfolio differently and the effect any of these factors may have on any specific category of the portfolio cannot be predicted.

State and local governmental authorities may experience deterioration of financial condition due to declining tax revenues, increased demand for services, and various other factors. To the extent LCNB has any municipal securities in its portfolio from issuers who are experiencing deterioration of financial condition or who may experience future deterioration of financial condition, the value of such securities may decline and could result in other-than-temporary impairment charges, which could have an adverse effect on LCNB’s financial condition and results of operations.  Additionally, a general, industry-wide decline in the fair value of municipal securities could significantly affect LCNB’s financial condition and results of operations.

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

The banking industry is highly regulated and is thus subject to larger impacts due to regulatory uncertainty.

LCNB is subject to regulation, supervision, and examination by the Federal Reserve Board and the Bank is subject to regulation, supervision, and examination by the OCC.  LCNB and the Bank are also subject to regulation and examination by the FDIC as the deposit insurer.  The CFPB is responsible for most consumer protection laws and has historically had broad authority, with certain exceptions, to regulate financial products offered by banks.  Federal and state laws and regulations govern numerous matters including, but not limited to, changes in the ownership or control of banks, maintenance of adequate capital, permissible business operations, maintenance of deposit insurance, protection of customer financial privacy, the level of reserves held against deposits, restrictions on dividend payments, the making of loans, and the acceptance of deposits.  See the previous section titled “Supervision and Regulation” for more information on this subject.

Federal regulators may initiate various enforcement actions against a financial institution that violates laws or regulations or that operates in an unsafe or unsound manner.  These enforcement actions may include, but are not limited to, the assessment of civil money penalties, the issuance of cease-and-desist or removal orders, and the imposition of written agreements.

Proposals to change the laws governing financial institutions are periodically introduced in Congress and proposals to change regulations are periodically considered by the regulatory bodies. Furthermore, depending on presidential administrative priorities, there may be widespread initiatives to either regulate or deregulate financial institutions, which can lead to uncertainty for financial institutions as they navigate changes on a relatively frequent basis. Such future legislation and/or changes in regulations could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  The likelihood of any major changes in the future and their effects are indeterminable.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the emergence of artificial intelligence.  LCNB’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in LCNB’s operations. LCNB has implemented technologies that utilize artificial intelligence in connection with LCNB’s business and operations in order to scale its business, but the outcome of implementation may not realize all the benefits LCNB is hoping to scale. LCNB may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers, or customers may be averse to the adoption of new technologies. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect LCNB’s growth, revenue and profit.

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

LCNB CORP. AND SUBSIDIARIES

Governance

LCNB’s cybersecurity strategy is underpinned by a robust governance framework overseen by the Board of Directors. The Board plays an active role in shaping cybersecurity policies, conducting regular reviews of the effectiveness of the cybersecurity program, and ensuring its alignment with overarching business objectives. The Board’s oversight is further strengthened by the presence of a director with extensive information technology leadership experience, including service as a former Chief Information Officer and responsibility for establishing information security frameworks for global operations. This governance ensures a comprehensive and proactive approach to managing cybersecurity risks.

The Privacy Committee, together with the Information Security Officer, provides dedicated oversight of the Company’s cybersecurity and data privacy risk management activities. Committee members possess experience relevant to risk oversight, regulatory compliance, and technology governance. The Information Security Officer has significant experience in information security, cybersecurity risk management, and compliance with applicable regulatory requirements, and provides subject‑matter expertise regarding cybersecurity threats, controls, and mitigation strategies. The Committee meets regularly to evaluate the evolving threat landscape, with meeting outcomes reported to executive management and the Board of Directors to support informed decision‑making and effective governance.

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

Item 2.  Properties

LCNB owns its main office in Lebanon, Ohio, which is approximately 28 thousand square feet and houses its executive, wealth management, and certain administrative personnel. As of December 31, 2025, LCNB owns an additional 27 branch locations and leases an additional seven branch locations, pursuant to operating leases. The Main Office, Oxford, Eaton, Bridgetown, and Hyde Park locations have excess space that is currently being leased to third parties. An operations center in Lebanon, Ohio is currently being leased from the Warren County Port Authority. Upon expiration of the lease in 2027, LCNB has the option to purchase the property for $1.00. Management believes that LCNB's banking and other offices are in good condition and suitable to its needs.

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

Not Applicable.

LCNB CORP. AND SUBSIDIARIES

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

LCNB had approximately 1,123 registered holders of its common stock as of March 11, 2026. The number of shareholders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.  LCNB’s stock trades on the NASDAQ Capital Market® exchange under the symbol “LCNB.”

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

The 2025 Ownership Incentive Plan (the "2025 Plan") was approved by LCNB's shareholders at the annual meeting on May 19, 2025 and supersedes the 2015 Ownership Plan, which terminated on April 28, 2025.  Both plans allow for stock-based awards to eligible employees, as determined by the Compensation Committee of LCNB's Board of Directors ("Compensation Committee"). Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2025 Plan provides for the issuance of up to 600 thousand shares of common stock.  It will terminate on May 19, 2035 and is subject to earlier termination by the Compensation Committee.

On February 27, 2023, LCNB's Board of Directors authorized a new Issuer Stock Repurchase Plan Agreement (the “Program”). Under the terms of the Program, LCNB is authorized to repurchase up to 500 thousand of its outstanding common shares. The Program replaced and superseded LCNB’s prior Issuer Stock Repurchase Plan Agreement, which was adopted on May 27, 2022.

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

No purchases were made under the Program during the three months ended December 31, 2025. The maximum number of shares that may yet be purchased under the Program is approximately 311 thousand.

LCNB CORP. AND SUBSIDIARIES

Stock Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for LCNB as compared with the NASDAQ Composite Index and the S&P U.S. BMI Banks - Midwest Region Index.  This graph covers the period from December 31, 2020 through December 31, 2025.  The cumulative total shareholder returns included in the graph reflect the returns for the shares of common stock of LCNB.  The information provided in the graph assumes that $100 was invested on December 31, 2020 in LCNB common stock, the NASDAQ Composite Index, and the S&P U.S. BMI Banks - Midwest Region Index and that all dividends were reinvested. This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

		Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
LCNB Corp.	$ 100.00	138.78	134.10	124.07	126.15	144.71
NASDAQ Composite Index	$ 100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. BMI Banks - Midwest Region Index	$ 100.00	132.12	114.02	116.4	142.02	159.02

Source: S&P Global Market Intelligence
© 2026

Unregistered Sales of Equity Securities and Repurchases.

There were no unregistered sales of securities during the fiscal year. As previously disclosed, there were no repurchases of shares or other units of LCNB’s securities registered in the fourth quarter of the fiscal year.

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

Overview

Net income for 2025 was $23.1 million (basic and diluted earnings per share of $1.63), compared to $13.5 million (basic and diluted earnings per share of $0.97) in 2024 and $12.6 million (basic and diluted earnings per share of $1.10) in 2023.

The following items affected financial position and results of operations for the years indicated:

•	Cincinnati Bancorp, Inc. merged with and into LCNB Corp. on November 1, 2023 and Eagle Financial Bancorp, Inc. merged with and into LCNB Corp. on April 12, 2024.
•	Merger related expenses connected with the above two acquisitions totaled $3.4 million and $4.7 million during 2024 and 2023, respectively.
•	Net interest income in 2025 was $70.2 million, compared to $60.8 million in 2024 and $56.3 million 2023.
•

The provision for credit losses in 2025 totaled $1.9 million, compared to a provision of $2.0 million for 2024 and $2.1 for 2023. Included in the provision for credit losses for 2025 was a $1.4 million provision to fully reserve against two commercial and industrial loans made to the same borrower. Included in the provision for 2024 was a $763 thousand provision related to loans acquired through the Eagle Financial Bancorp acquisition that were not considered purchased with credit deterioration ("non-PCD loans"). A comparable provision of $1.7 million was recognized on non-PCD loans acquired through the Cincinnati Bancorp acquisition in 2023.

•	Net gains from sales of loans totaled $2.9 million in 2025, $3.4 million in 2024, and $697 thousand in 2023. Gains were higher in 2024 primarily due to the volume of loans sold.
•

Other non-interest expense for 2025 included $265 thousand in impairment charges on a closed office building held-for-sale. Other non-interest expense for 2024 and 2023 were partially offset by gains recognized on the sales of closed office buildings of $455 thousand and $425 thousand, respectively. The offices were closed as a result of LCNB's branch consolidation strategy.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Years ended December 31,
	2025			2024			2023
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Loans (1)	$1,705,520	$94,313	5.53%	1,765,672	96,477	5.46%	1,467,981	71,894	4.90%

Interest-bearing demand deposits	9,592	577	6.02%	15,486	880	5.68%	13,039	734	5.63%
Interest-bearing time deposits	443	14	3.16%	401	10	2.49%	—	—	0.00%
Federal Reserve Bank stock	6,405	384	6.00%	6,143	369	6.01%	4,722	283	5.99%
Federal Home Loan Bank stock	20,710	1,785	8.62%	19,460	1,641	8.43%	8,293	590	7.11%
Investment securities:
Equity securities	5,064	173	3.42%	5,012	184	3.67%	3,879	175	4.51%
Debt securities, taxable	247,671	4,876	1.97%	261,856	4,847	1.85%	277,157	5,235	1.89%
Debt securities, non-taxable (2)	17,870	791	4.43%	19,005	768	4.04%	24,031	871	3.62%
Total earning assets	2,013,275	102,913	5.11%	2,093,035	105,176	5.03%	1,799,102	79,782	4.43%
Non-earning assets	270,348			267,554			210,509
Allowance for credit losses	(12,107)			(11,263)			(8,046)
Total assets	$2,271,516			2,349,326			2,001,565

Interest-bearing demand and money market deposits	$609,615	9,686	1.59%	607,144	12,877	2.12%	535,865	7,850	1.46%
Savings deposits	361,650	805	0.22%	368,401	1,028	0.28%	398,299	725	0.18%
IRA and time certificates	437,913	16,657	3.80%	481,516	21,933	4.55%	233,604	7,996	3.42%
Short-term borrowings	47	3	6.38%	18,987	1,117	5.88%	75,383	4,060	5.39%
Long-term debt	110,324	5,374	4.87%	156,683	7,265	4.64%	56,798	2,619	4.61%
Total interest-bearing liabilities	1,519,549	32,525	2.14%	1,632,731	44,220	2.71%	1,299,949	23,250	1.79%
Noninterest-bearing demand deposits	468,117			450,147			472,232
Other liabilities	19,880			20,880			21,557
Capital	263,970			245,568			207,827
Total liabilities and capital	$2,271,516			2,349,326			2,001,565
Net interest rate spread (3)			2.97%			2.32%			2.64%
Net interest income and net interest margin on a tax equivalent basis (4)		$70,388	3.50%		60,956	2.91%		56,532	3.14%
Ratio of interest-earning assets to interest-bearing liabilities	132.49%			128.19%			138.40%

(1)	Includes non-accrual loans if any.
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

	For the years ended December 31,
	2025 vs. 2024			2024 vs. 2023
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income attributable to:
Loans (1)	$(3,316)	1,152	(2,164)	15,653	8,930	24,583
Interest-bearing demand deposits	(352)	49	(303)	140	16	156
Interest-bearing time deposits	1	3	4	—	—	—
Federal Reserve Bank stock	16	(1)	15	85	1	86
Federal Home Loan Bank stock	107	37	144	924	127	1,051
Investment securities:
Equity securities	2	(13)	(11)	45	(36)	9
Debt securities, taxable	(270)	299	29	(285)	(103)	(388)
Debt securities, non-taxable (2)	(48)	71	23	(196)	93	(103)
Total interest income	(3,860)	1,597	(2,263)	16,366	9,028	25,394
Interest expense attributable to:
Interest-bearing demand and money market deposits	52	(3,243)	(3,191)	1,151	3,876	5,027
Savings deposits	(19)	(204)	(223)	(58)	361	303
IRA and time certificates	(1,870)	(3,406)	(5,276)	10,625	3,312	13,937
Short-term borrowings	(1,202)	88	(1,114)	(3,287)	344	(2,943)
Long-term debt	(2,242)	351	(1,891)	4,631	15	4,646
Total interest expense	(5,281)	(6,414)	(11,695)	13,062	7,908	20,970
Net interest income	$1,421	8,011	9,432	3,304	1,120	4,424

(1)	Non-accrual loans, if any, are included in average loan balances.
(2)

Change in interest income from non-taxable investment securities is computed based on interest income determined on a taxable-equivalent yield basis. Interest income has been divided by a factor comprised of the complement of the incremental tax rate of 21%.

2025 vs. 2024.  Net interest income on a fully tax-equivalent basis for 2025 totaled $70.4 million, an increase of $9.4 million from 2024.  The increase resulted from a decrease in total interest expense of $11.7 million, partially offset by a decrease in total taxable-equivalent interest income of $2.3 million.

The decrease in total interest income was due primarily to a $2.2 million decrease in interest income from loans due to a $60.2 million decrease in average loans, partially offset by a 7 basis point increase in the average rate earned.

The decrease in total interest expense was primarily due to a $5.3 million decrease in interest paid on IRA and time certificates and to a $3.2 million decrease in interest paid on interest-bearing demand and money market deposit accounts.  Interest on IRA and time certificates decreased due to a $43.6 million decrease in average balances and to a 75 basis point decrease in the average rate paid. Interest paid on interest-bearing demand and money market deposit accounts decreased due to a 53 basis point decrease in the average rate paid, partially offset by $2.5 million increase in average deposit balances. In addition, interest paid on short-term borrowings and long-term debt decreased due to decreases in average balances outstanding.  The decrease in average IRA and time certificate balances and the corresponding decrease in average rates reflects a strategic reduction in higher-cost certificates of deposit and IRA balances as part of LCNB's funding optimization strategy.

2024 vs. 2023.  Net interest income on a fully tax-equivalent basis for 2024 totaled $61.0 million, an increase of $4.4 million from 2023.  The increase resulted from an increase in total taxable-equivalent interest income of $25.4 million, which was partially offset by an increase in total interest expense of $21.0 million.

The increase in total interest income was due primarily to a $24.6 million increase in interest income from loans due to a $297.7 million increase in average loans and to a 56 basis point increase in the average rate earned. Average loans increased due to organic growth in the portfolio in addition to loans acquired through the merger with CNNB in the fourth quarter of 2023 and EFBI in the second quarter of 2024.

The increase in total interest expense was primarily due to a $13.9 million increase in interest paid on IRA and time certificates due to a $247.9 million increase in average balances and to a 113 basis point increase in the average rate paid. Interest paid on interest-bearing demand and money market deposit accounts increased due to a $71.3 million increase in average deposit balances and to a 66 basis point increase in the average rate paid. Interest paid on long-term debt increased due to a $99.9 million increase in average balances and to a 3 basis point increase in the average rate paid.

The increased rates paid on interest-bearing liabilities and the increased yield earned on interest-earning assets is largely the result of fluctuations in market rates.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Allowance for Credit Losses

LCNB continuously reviews the loan portfolio for credit risk through the use of its lending and loan review functions.  Independent loan reviews analyze specific loans, providing validation that credit risks are appropriately identified, graded, and reported to the Loan Committee, Board of Directors, and the Audit Committee. New credits meeting specific criteria are analyzed prior to origination and are reviewed by the Loan Committee of the Board of Directors and the Board of Directors.

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

LCNB recorded provisions for credit losses and unfunded commitments totaling $1.9 million for 2025, $2.0 million for 2024 and $2.1 million for 2023. The provision for 2025 includes $1.4 million to fully reserve for two commercial and industrial loans to the same borrower within the logistics sector.  Management does not believe there will be any additional reserves associated with this loan and anticipates the loan will be charged off during the first quarter of 2026. Management believes this event does not reflect the overall strength, diversity, or performance of its loan portfolio or the markets that LCNB serves. Included in the provision for credit losses for 2024 and 2023 were $763 thousand and $1.7 million, respectively, related to non-PCD loans acquired through the EFBI and CNNB acquisitions.

Calculating an appropriate level for the allowance and provision for credit losses involves a high degree of management judgment and is, by its nature, imprecise. Revisions may be necessary as more information becomes available.

Net charge-offs for 2025, 2024, and 2023 totaled $273 thousand, $741 thousand, and $185 thousand, respectively. Charge-offs during 2024 were greater because of a $589 thousand charge-off on a commercial & industrial loan.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for 2025, 2024, and 2023 is as follows:

				Increase (Decrease)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands)
Fiduciary income	$9,531	8,445	7,091	1,086	1,354
Service charges and fees on deposit accounts	7,384	6,759	5,856	625	903
Net losses on sales of debt securities	—	(214)	—	214	(214)
Bank owned life insurance income	1,422	1,665	1,136	(243)	529
Net gains from sales of loans	2,937	3,433	697	(496)	2,736
Other operating income	501	316	631	185	(315)
Total non-interest income	$21,775	20,404	15,411	1,371	4,993

Reasons for changes include:

•

Fiduciary income increased in 2025, 2024, and 2023, primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value were due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets.

•

Service charges and fees on deposit accounts increased during 2025 primarily due to an increased volume in overdraft fees collected and secondarily to an increase in fee income received on the ICS product.  Service charges and fees on deposit accounts increased during 2024 primarily due to increases in check card income and fee income received on the ICS product, partially offset by a decrease in overdraft fees and deposit account fees in general. LCNB reduced overdraft fees from $35 per occurrence to $25 effective November 1, 2023. A higher volume of check cards were outstanding during 2024 due to the mergers with EFBI and CNNB.

•

Net losses from sales of debt securities during 2024 reflect losses recognized on sales of municipal securities with amortized cost bases of approximately $9.8 million.  There were no sales of debt securities during 2025 or 2023.

•

Bank-owned life insurance ("BOLI") income was elevated in 2024 primarily due to mortality proceeds recognized. The 2025 and 2023 periods did not include mortality proceeds. BOLI income also increased to a lesser extent from 2023 to 2024 and 2025 due to insurance policies acquired in the mergers with EFBI and CNNB.

•

Net gains from sales of loans were greater during 2025 and 2024 primarily due to a higher volume of residential real estate loans sold. Included in these gains for the 2024 period were an $843 thousand loss on the sale of approximately $48.9 million of below market rate loans acquired from CNNB and a $359 thousand gain on the sale of approximately $29.8 million of below market rate loans predominately acquired from EFBI. The funds from these acquired loan sales were used to fund new loans and pay down debt.

•

Other operating income decreased in 2024 as compared to 2023 primarily due to amortization of capitalized mortgage servicing rights obtained in the merger with CNNB, which amortization is netted for accounting purposes against fee income recognized from the servicing of sold residential mortgage loans. Other operating income for 2025 increased primarily due to a decrease in amortization of capitalized mortgage servicing rights.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for 2025, 2024, and 2023 is as follows:

				Increase (Decrease)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(In thousands)
Salaries and employee benefits	$35,496	35,170	29,108	326	6,062
Equipment expenses	1,517	1,584	1,616	(67)	(32)
Occupancy expense, net	3,983	3,725	3,301	258	424
State financial institutions tax	1,716	1,881	1,628	(165)	253
Marketing	1,223	1,047	1,101	176	(54)
Amortization of intangibles	1,075	1,142	532	(67)	610
FDIC premiums	1,487	1,895	932	(408)	963
Computer maintenance and supplies	1,506	1,425	1,358	81	67
Contracted services	3,520	3,212	2,776	308	436
Merger-related expenses	140	3,442	4,656	(3,302)	(1,214)
Other non-interest expense	10,246	8,753	7,415	1,493	1,338
Total non-interest expense	$61,909	63,276	54,423	(1,367)	8,853

Reasons for changes include:

•

Salaries and employee benefits were 0.9% greater in 2025 than in 2024 and 20.8% greater in 2024 than in 2023. The increase in 2025 was primarily due to increases in miscellaneous employee related costs, largely offset by a decrease in wages and benefits caused by a reduction in the number of employees. The increase in 2024 was due to overall wage and benefit increases, an increased number of employees due to the acquisitions of EFBI and CNNB, higher sales commissions, and higher health insurance costs. The increase in 2023 was primarily due to overall wage and benefit increases, a higher number of employees during November and December as a result of the CNNB merger, and a higher amount recognized for 401(k) plan matching. These increases were partially offset by decreased pension and health insurance expenses and to a higher amount of personnel expenses deferred during 2023 as a cost of loan originations.

•

Occupancy expense, net increased during 2025 primarily due to increased real estate taxes and depreciation. Occupancy expense, net increased during 2024 primarily due to increased utility and depreciation expenses caused by the additional offices acquired from EFBI and CNNB. Maintenance and repair costs related to LCNB's office facilities also contributed to the increase.

•

Amortization of intangibles increased during 2024 as compared to 2023 due to the amortization of core deposit intangibles recognized from the acquisitions of EFBI and CNNB.  Amortization decreased during 2025 because the core deposit intangibles related to the BNB Bancorp, Inc. and Columbus First Bancorp, Inc. acquisitions were amortized in full during the year.

•

FDIC insurance premiums increased during 2024 due to a higher assessment base, partially reflecting increased assets resulting from the acquisitions of EFBI and CNNB, and to increases in the assessment rate charged. FDIC insurance premiums decreased in 2025 because of decreased assessment bases, reflecting decreases in total assets, and to reductions in the assessment rate charged.

•	Merger- related expenses reflect costs incurred in connection with the acquisitions of EFBI and CNNB.
•

Other non-interest expense for 2025 includes $265 thousand in impairment charges related to a closed office building that is classified as held-for-sale.  The remaining net increases for 2025 can be attributed to smaller increases in various other accounts. Other non-interest expense increased in 2024 partially due to increased outside accounting and auditing fees and partially due to smaller increases in various other accounts. Partially offsetting the net increase in 2024 was a $455 thousand gain recognized on the sale of an office building that was closed as a result of LCNB's office consolidation strategy, which was netted against other non-interest expense for accounting purposes.  Other non-interest expense for 2023 was partially offset by a $425 thousand gain recognized on the sale of an office building that was closed as a result of LCNB's office consolidation strategy, which was netted against other non-interest expense for accounting purposes.

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

LCNB's effective tax rates for the years ended December 31, 2025, 2024, and 2023 were 17.9%, 15.5%, and 17.2%, respectively.  The difference between the statutory rate of 21% and the effective tax rate is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships. The effective tax rate for 2024 was lower due to tax-exempt items not decreasing in proportion to the overall decrease in earnings, partially offset by the tax effect of non-deductible merger-related expenses.

Financial Condition

A comparison of balance sheet line items at December 31 is as follows (in thousands):

	2025	2024	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$21,614	35,744	(14,130)	(39.53)%
Interest-bearing time deposits	2,710	250	2,460	984.00%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,433	1,363	70	5.14%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	0.00%
Debt securities, available-for-sale, at fair value	232,271	258,327	(26,056)	(10.09)%
Debt securities, held-to-maturity, at cost	16,080	16,324	(244)	(1.49)%
Federal Reserve Bank stock, at cost	6,405	6,405	—	0.00%
Federal Home Loan Bank stock, at cost	20,710	20,710	—	0.00%
Loans, net	1,691,827	1,709,811	(17,984)	(1.05)%
Loans held for sale	1,718	5,556	(3,838)	(69.08)%
Premises and equipment, net	39,196	41,049	(1,853)	(4.51)%
Operating lease right-of-use assets	6,475	5,785	690	11.93%
Goodwill	90,310	90,310	—	0.00%
Core deposit and other intangibles, net	9,271	11,104	(1,833)	(16.51)%
Bank owned life insurance	55,424	54,002	1,422	2.63%
Interest receivable	7,968	8,701	(733)	(8.42)%
Other assets, net	33,691	38,287	(4,596)	(12.00)%
Total assets	$2,240,769	2,307,394	(66,625)	(2.89)%

LIABILITIES:
Deposits:
Non-interest-bearing	$466,094	459,619	6,475	1.41%
Interest-bearing	1,374,261	1,418,673	(44,412)	(3.13)%
Total deposits	1,840,355	1,878,292	(37,937)	(2.02)%
Short-term borrowings	—	—	—	NM
Long-term debt	104,428	155,153	(50,725)	(32.69)%
Operating leases liability	6,877	6,115	762	12.46%
Accrued interest and other liabilities	15,180	14,798	382	2.58%
Total liabilities	1,966,840	2,054,358	(87,518)	(4.26)%

SHAREHOLDERS' EQUITY:
Common shares	188,212	186,937	1,275	0.68%
Retained earnings	151,938	141,290	10,648	7.54%
Treasury shares, at cost	(56,071)	(56,002)	(69)	0.12%
Accumulated other comprehensive loss, net of taxes	(10,150)	(19,189)	9,039	(47.11)%
Total shareholders' equity	273,929	253,036	20,893	8.26%
Total liabilities and shareholders' equity	$2,240,769	2,307,394	(66,625)	(2.89)%

NM - Not Meaningful

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Reasons for changes include:

•	Debt securities, available-for-sale, decreased due to maturities and paydowns, partially offset by a decrease in unrealized losses. Purchases of new securities during 2025 were minimal.
•	Loans, net decreased due to timing of borrower payoffs and efforts to rebalance the composition of the portfolio.
•	Premises and equipment, net decreased due to depreciation and the transfer of the Florence building to premises held-for-sale, which is included in the other assets classification.
•	Operating lease right-of-use assets and operating lease liabilities increased due the renewal of expiring leases.
•	Core deposit and other intangibles, net decreased due to amortization of core deposit and mortgage servicing rights intangibles.
•	Bank owned life insurance increased due to increases in the cash values of the policies. No new policies were purchased during 2025.
•

Other assets, net decreased primarily due to a reduction in deferred tax assets resulting from utilization of prior-year loss carryforwards and a decline in unrealized losses on available-for-sale debt securities.

•	Total interest-bearing deposits decreased primarily due to decreases in IRA and time certificate deposits and to decreases in interest-bearing demand and money market deposit accounts, partially offset by an increase in deposits obtained through the ICS service. The decline in interest‑bearing balances reflects a strategic decrease of higher‑cost certificates of deposit and IRA balances as part of LCNB’s funding optimization strategy.
•

Long-term debt decreased due to the early payoff of $50 million in advances bearing a weighted average interest rate of 4.23% from the FHLB of Cincinnati. Funds for the payoff were provided by the increase in ICS deposits mentioned above, resulting in an overall decrease in the average interest rate. Prepayment penalties incurred were minimal.

•	Retained earnings increased due to net income retained during 2025.
•	Accumulated other comprehensive loss, net of taxes decreased because of market-driven partial recoveries in the fair value of LCNB's available-for-sale debt securities investments.

LCNB's loan portfolio represents its largest asset category and is its most significant source of interest income. Loan classifications have been identified as Commercial & Industrial, Commercial Real Estate, Residential Real Estate, Consumer, Agricultural, and Other. Commercial real estate is the largest classification in LCNB's loan portfolio, comprising about 64.4% of total loans at December 31, 2025.

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

The following table provides a breakdown of amortized cost of commercial real estate loans by property-type classification as of December 31, 2025 , excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Multi-family	$274,742	26%
Retail	147,030	14%
Office	126,175	12%
Mixed Use	94,378	9%
Hotel/Motel	90,887	9%
Other	70,187	7%
Self storage	48,568	5%
Warehouse (one tenant)	42,113	4%
Farmland	35,561	3%
Light Industrial	29,385	3%
Warehouse (more than one tenant)	28,752	3%
Manufacturing	24,414	2%
Healthcare Facilities	19,105	2%
Dental	11,334	1%
Total	$1,042,631	100%

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of LCNB's commercial real estate loans are made within its general market area of Southwest and South-Central Ohio and Northern Kentucky. The following table provides a breakdown of amortized cost of commercial real estate loans by real estate collateral location as of December 31, 2025, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Franklin County, Ohio	$296,096	28%
Hamilton County, Ohio	184,090	17%
Montgomery County, Ohio	99,729	9%
Butler County, Ohio	89,310	8%
Warren County, Ohio	83,338	8%
Delaware County, Ohio	61,686	6%
Other counties, Ohio	40,631	4%
Greene County, Ohio	38,476	4%
Boone County, Kentucky	36,751	4%
Clermont County, Ohio	19,313	2%
Preble County, Ohio	17,986	2%
Licking County, Ohio	17,662	2%
Kenton County, Kentucky	15,079	1%
Fayette County, Ohio	10,942	1%
Ross County, Ohio	9,265	1%
Fairfield County, Ohio	9,045	1%
Other counties, Indiana	6,585	1%
Other counties, Kentucky	6,647	1%
Total	$1,042,631	100%

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

Total remaining borrowing capacity with the FHLB at December 31, 2025 was approximately $149.1 million. Additional borrowings of approximately $115.0 million were available through the line of credit arrangements at year-end.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commitments to extend credit at December 31, 2025 totaled $262.2 million and are more fully described in Note 14 - Commitments and Contingent Liabilities to LCNB's consolidated financial statements.  Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The following table provides information concerning LCNB's commitments at December 31, 2025:

		Amount of Commitment Expiration Per Period
	Total		Over 1	Over 3
	Amounts	1 year	through 3	through 5	More than
	Committed	or less	years	years	5 years
	(In thousands)
Commitments to extend credit	$36,427	36,427	—	—	—
Unused lines of credit	225,773	68,573	46,527	26,158	84,515
Standby letters of credit	5	5	—	—	—
Total	$262,205	105,005	46,527	26,158	84,515

Capital Resources

The Bank is required by banking regulators to meet certain minimum levels of capital adequacy. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on LCNB's and the Bank's financial statements.  These minimum levels are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially shareholders' equity less goodwill and other intangibles) and Tier 2 capital (essentially the allowance for credit losses limited to 1.25% of risk-weighted assets). Common Equity Tier 1 Capital is the sum of common stock, related surplus, and retained earnings, net of treasury stock, accumulated other comprehensive income, and other adjustments. The first three ratios, which are based on the degree of credit risk in the Bank's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. Information summarizing the regulatory capital of the Bank at December 31, 2025 and 2024 and corresponding regulatory minimum requirements is included in Note 15 - Regulatory Matters and Impact on Payment of Dividends.

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

On February 27, 2023, LCNB's Board of Directors authorized the Program, which replaced and superseded LCNB's prior share repurchase program, which was adopted on May 27, 2022 and expired on or around December 31, 2022. Under the terms of the Program, LCNB is authorized to repurchase up to 500 thousand of its outstanding common shares.

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

LCNB CORP. AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The 2025 Plan was approved by LCNB's shareholders at the annual meeting on May 19, 2025 and superseded the 2015 Ownership Incentive Plan, which terminated on April 28, 2025.  Both plans allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2025 Plan provides for the issuance of up to 600 thousand shares. The 2025 Plan will terminate on May 19, 2035 and is subject to earlier termination by the Compensation Committee.

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

Accounting rules require LCNB to determine the fair value of all the assets and liabilities of an acquired entity, and to record their fair value on the date of acquisition. LCNB employs a variety of means in determining fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. For those items for which management concludes that LCNB has the appropriate expertise to determine fair value, management may choose to use its own calculation of fair value. In other cases, where the fair value is not readily determined, consultation with outside parties is used to determine fair value. Once valuations have been determined, the net difference between the price paid for the acquired entity and the fair value of the balance sheet is recorded as goodwill. Goodwill is assessed at least annually for impairment, with any such impairment recognized in the period identified. A more frequent assessment is performed if there are material changes in the market place or within the organizational structure.

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

The Bank's Asset and Liability Management Committee ("ALCO") primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  The IRSA model is used to estimate the effect on net interest income during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The base projection uses a current interest rate scenario.  As shown below, the December 31, 2025 IRSA indicates that either an increase or decrease in interest rates will have a positive effect on net interest income.  The changes in net interest income for all rate assumptions are within LCNB’s acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in	Amount	Net Interest	Net Interest
Basis Points	(In thousands)	Income	Income	Limits
Up 300	$81,381	1,556	1.95%	15%
Up 200	81,309	1,484	1.86%	10%
Up 100	81,374	1,549	1.94%	5%
Base	79,825	—	0.00%
Down 100	80,626	801	1.00%	5%
Down 200	80,520	695	0.87%	10%
Down 300	80,936	1,111	1.39%	15%

IRSA shows the effect on net interest income during a one-year period only.  A more long-range model is the EVE analysis, which shows the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the December 31, 2025 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and that a decrease in interest rates will have a positive effect.  The changes in the EVE for all rate assumptions are within LCNB's acceptable ranges.

Rate Shock Scenario in	Amount	$ Change in	% Change in
Basis Points	(In thousands)	EVE	EVE	Limits
Up 300	$275,209	(53,240)	(16.21)%	25%
Up 200	291,755	(36,694)	(11.17)%	20%
Up 100	308,360	(20,089)	(6.12)%	15%
Base	328,449	—	0.00%
Down 100	340,242	11,793	3.59%	15%
Down 200	367,742	39,293	11.96%	20%
Down 300	373,438	44,989	13.70%	25%

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

LCNB CORP. AND SUBSIDIARIES

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of LCNB Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LCNB Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

Management’s estimate of the allowance for credit losses (ACL) includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on historical loss rates adjusted for qualitative factors. Significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the criteria used, and selection of, its peer group, (ii) the historical loss period, (iii) the selection of the loss driver models, and (iv) qualitative factor adjustments. In evaluating whether qualitative factor adjustments are necessary, management considers internal and external qualitative and credit market risk factors as described in Note 1 to the consolidated financial statements.

Significant judgment was required by management in the selection and application of key assumptions in determining the ACL on collectively evaluated loans. Accordingly, performing audit procedures to evaluate the Company’s estimate involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL on collectively evaluated loans included, but were not limited to, the following:

●	Evaluation of the appropriateness of management’s methodology.

●	Testing of the design and operating effectiveness of management’s controls over the determination of the inputs and assumptions used in determining the reserve on collectively evaluated loans.

●	Evaluation of the relevance and reliability of information used by management in the development of the estimate.

●	Testing the completeness and accuracy of data utilized by management.

●	Evaluation of reasonableness of significant assumptions used in the quantitative analysis.

●

Evaluation of the reasonableness of significant assumptions used in the estimate, including consideration of whether the adjustments applied were reasonable given portfolio composition; relevant external factors, including economic conditions; and consideration of historical or recent experience and conditions and events affecting the Company.

/s/ Plante & Moran PLLC

Columbus, Ohio

March 11, 2026

We have served as the Company’s auditor since 2022.

LCNB CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

At December 31,

(Dollars in thousands)

	2025	2024
ASSETS:
Cash and due from banks	$18,353	20,393
Interest-bearing demand deposits	3,261	15,351
Total cash and cash equivalents	21,614	35,744
Interest-bearing time deposits	2,710	250
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,433	1,363
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	232,271	258,327
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $11 and $5 at December 31, 2025 and December 31, 2024, respectively	16,080	16,324
Federal Reserve Bank stock, at cost	6,405	6,405
Federal Home Loan Bank stock, at cost	20,710	20,710
Loans held-for-sale	1,718	5,556
Loans, net of allowance for credit losses of $13,704 and $12,001 at December 31, 2025 and December 31, 2024, respectively	1,691,827	1,709,811
Premises and equipment, net	39,196	41,049
Operating lease right-of-use assets	6,475	5,785
Goodwill	90,310	90,310
Core deposit and other intangibles, net	9,271	11,104
Bank-owned life insurance	55,424	54,002
Interest receivable	7,968	8,701
Other assets, net	33,691	38,287
TOTAL ASSETS	$2,240,769	2,307,394

LIABILITIES:
Deposits:
Noninterest-bearing	$466,094	459,619
Interest-bearing	1,374,261	1,418,673
Total deposits	1,840,355	1,878,292
Short-term borrowings	—	—
Long-term debt	104,428	155,153
Operating lease liabilities	6,877	6,115
Accrued interest and other liabilities	15,180	14,798
TOTAL LIABILITIES	1,966,840	2,054,358

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	—	—
Common shares – no par value; authorized 19,000,000 shares; issued 17,409,085 and 17,329,423 shares at December 31, 2025 and December 31, 2024, respectively; outstanding 14,193,577 and 14,118,040 shares at December 31, 2025 and December 31, 2024, respectively	$188,212	186,937
Retained earnings	151,938	141,290
Treasury shares at cost, 3,215,508 and 3,211,383 shares at December 31, 2025 and December 31, 2024, respectively	(56,071)	(56,002)
Accumulated other comprehensive loss, net of taxes	(10,150)	(19,189)
TOTAL SHAREHOLDERS' EQUITY	273,929	253,036

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,240,769	2,307,394

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

(Dollars in thousands, except per share data)

	2025	2024	2023
INTEREST INCOME:
Interest and fees on loans	$94,313	96,477	71,894
Dividends on equity securities:
With a readily determinable fair value	43	38	43
Without a readily determinable fair value	130	146	132
Interest on debt securities:
Taxable	4,876	4,847	5,235
Non-taxable	625	607	688
Other investments	2,760	2,900	1,607
TOTAL INTEREST INCOME	102,747	105,015	79,599

INTEREST EXPENSE:
Interest on deposits	27,148	35,838	16,571
Interest on short-term borrowings	3	1,117	4,060
Interest on long-term debt	5,374	7,265	2,619
TOTAL INTEREST EXPENSE	32,525	44,220	23,250
NET INTEREST INCOME	70,222	60,795	56,349
PROVISION FOR CREDIT LOSSES	1,936	1,962	2,077
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	68,286	58,833	54,272

NON-INTEREST INCOME:
Fiduciary income	9,531	8,445	7,091
Service charges and fees on deposit accounts	7,384	6,759	5,856
Net losses on sales of debt securities, available-for-sale	—	(214)	—
Bank owned life insurance income	1,422	1,665	1,136
Net gains from sales of loans	2,937	3,433	697
Other operating income	501	316	631
TOTAL NON-INTEREST INCOME	21,775	20,404	15,411

NON-INTEREST EXPENSE:
Salaries and employee benefits	35,496	35,170	29,108
Equipment expenses	1,517	1,584	1,616
Occupancy expense, net	3,983	3,725	3,301
State financial institutions tax	1,716	1,881	1,628
Marketing	1,223	1,047	1,101
Amortization of core deposit intangibles	1,075	1,142	532
FDIC insurance premiums, net	1,487	1,895	932
Computer maintenance and supplies	1,506	1,425	1,358
Contracted services	3,520	3,212	2,776
Merger-related expenses	140	3,442	4,656
Other non-interest expense	10,246	8,753	7,415
TOTAL NON-INTEREST EXPENSE	61,909	63,276	54,423

INCOME BEFORE INCOME TAXES	28,152	15,961	15,260
PROVISION FOR INCOME TAXES	5,032	2,469	2,632
NET INCOME	$23,120	13,492	12,628

Earnings per common share:
Basic	$1.63	0.97	1.10
Diluted	1.63	0.97	1.10
Weighted average common shares outstanding:
Basic	14,086,379	13,764,985	11,417,857
Diluted	14,086,379	13,764,985	11,417,857

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31,

(Dollars in thousands)

	2025	2024	2023
Net income	$23,120	13,492	12,628

Other comprehensive income:

Net unrealized gain on available-for-sale securities (net of tax expense of $2,045, $777, and $2,032 for 2025, 2024, and 2023, respectively)	9,047	2,922	7,646

Reclassification adjustment for net realized loss on sale of available- for-sale securities included in net income (net of tax expense (benefit) of $0, $(45), and $0 for 2025, 2024, and 2023, respectively)	—	169	—

Change in nonqualified pension plan unrecognized net gain (loss) and unrecognized prior service cost (net of tax expense (benefit) of $(2), $15, and $(7) for 2025, 2024, and 2023, respectively)	(8)	56	(28)

Other comprehensive income	9,039	3,147	7,618

TOTAL COMPREHENSIVE INCOME	$32,159	16,639	20,246

SUPPLEMENTAL INFORMATION:
COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAXES, AS OF YEAR-END:
Net unrealized loss on securities available-for-sale	$(10,143)	(19,190)	(22,281)
Net prepaid (unfunded) asset (liability) for nonqualified pension plan	(7)	1	(55)
Balance at year-end	$(10,150)	(19,189)	(22,336)

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31,

(Dollars in thousands, except share data)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Shares	Earnings	Shares	Income (Loss)	Equity
Balance, January 1, 2023	11,259,080	$144,069	139,249	(52,689)	(29,954)	200,675
Cumulative change in accounting principle - ASC 326	—	—	(1,922)	—	—	(1,922)
Balance at January 1, 2023, adjusted	11,259,080	144,069	137,327	(52,689)	(29,954)	198,753
Net income	—	—	12,628	—	—	12,628
Other comprehensive loss, net of taxes	—	—	—	—	7,618	7,618
Dividend Reinvestment and Stock Purchase Plan	27,654	428	—	—	—	428
Stock issued for acquisition of Cincinnati Bancorp, Inc.	2,042,598	28,577	—	—	—	28,577
Repurchase of common stock	(199,913)	—	—	(3,326)	—	(3,326)
Compensation expense relating to restricted stock	44,150	563	—	—	—	563
Common stock dividends, $0.85 per share	—	—	(9,938)	—	—	(9,938)
Balance, December 31, 2023	13,173,569	173,637	140,017	(56,015)	(22,336)	235,303

Net income	—	—	13,492	—	—	13,492
Other comprehensive income, net of taxes	—	—	—	—	3,147	3,147
Dividend Reinvestment and Stock Purchase Plan	34,767	525	—	—	—	525
Stock issued for acquisition of Eagle Financial Bancorp, Inc.	868,001	12,187	—	—	—	12,187
Repurchase of common stock	—	—	—	13	—	13
Compensation expense relating to restricted stock	41,703	588	—	—	—	588
Common stock dividends, $0.88 per share	—	—	(12,219)	—	—	(12,219)
Balance, December 31, 2024	14,118,040	186,937	141,290	(56,002)	(19,189)	253,036

Net income	—	—	23,120	—	—	23,120
Other comprehensive income, net of taxes	—	—	—	—	9,039	9,039
Dividend Reinvestment and Stock Purchase Plan	40,712	625	—	—	—	625
Repurchase of common stock	(4,125)	—	—	(69)	—	(69)
Compensation expense relating to restricted stock	38,950	650	—	—	—	650
Common stock dividends, $0.88 per share	—	—	(12,472)	—	—	(12,472)
Balance, December 31, 2025	14,193,577	$188,212	151,938	(56,071)	(10,150)	273,929

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Dollars in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,120	13,492	12,628
Adjustments to reconcile net income to net cash flows from operating activities-
Depreciation, amortization and accretion	668	604	2,989
Provision for credit losses	1,936	1,962	2,077
Deferred income tax provision (benefit)	2,782	1,951	(323)
Increase in cash surrender value of bank owned life insurance	(1,422)	(1,359)	(1,136)
Bank-owned life insurance benefits in excess of cash surrender value	—	(306)	—
Realized and unrealized (gains) losses from equity securities, net	(30)	9	5
Realized losses from sales of debt securities available-for-sale, net	—	214	—
Realized gains from sales of premises and equipment, net	—	(455)	(422)
Origination of mortgage loans for sale	(98,637)	(143,963)	(4,306)
Realized gains from sales of loans	(2,937)	(3,917)	(697)
Proceeds from sales of originated loans	105,413	146,508	4,346
Realized losses from sales of acquired loans	—	484	—
Proceeds from sales of acquired loans	—	78,698	—
Compensation expense related to restricted stock	650	588	563
Changes in:
Accrued income receivable	733	(5)	245
Other assets	7	(2,467)	8,694
Accrued interest and other liabilities	2,113	1,198	(1,303)
TOTAL ADJUSTMENTS	11,276	79,744	10,732
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	34,396	93,236	23,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity securities:
Proceeds from sales	—	—	963
Purchases of securities	(40)	(36)	(1,598)
Available for-sale debt securities:
Proceeds from sales	—	9,615	5,210
Proceeds from maturities, prepayments and calls	42,324	32,149	22,609
Purchases of securities	(5,006)	(20,294)	(497)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	1,616	3,091	3,295
Purchases of securities	(1,378)	(2,558)	(280)
Purchase of interest-bearing time deposits	(2,460)	(250)	—
Proceeds from redemption of Federal Reserve Bank stock	—	24	—
Purchase of Federal Reserve Bank stock	—	(1,343)	(434)
Proceeds from redemption of Federal Home Loan Bank stock	—	93	1,369
Purchase of Federal Home Loan Bank stock	—	(1,293)	(4,622)
Net decrease (increase) in loans	19,565	48,877	(83,709)
Proceeds from bank owned life insurance death benefits	—	514	—
Purchases of premises and equipment	(959)	(3,798)	(2,606)
Proceeds from sales of premises and equipment	13	848	654
Cash and cash equivalents acquired, net of cash paid for acquisition	—	(2,144)	1,893
Funding of tax credit investments	(1,623)	(2,101)	(2,658)
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	52,052	61,394	(60,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(37,937)	(78,532)	8,887
Net decrease in short-term borrowings	—	(110,395)	(30,059)
Proceeds from issuance of long-term debt	363	50,000	95,000
Principal payments on long-term debt	(51,088)	(8,001)	(6,919)
Proceeds from issuance of common stock	625	525	428
Repurchase of common stock	(69)	13	(3,326)
Cash dividends paid on common stock	(12,472)	(12,219)	(9,938)
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(100,578)	(158,609)	54,073
NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,130)	(3,979)	17,022
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,744	39,723	22,701
CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,614	35,744	39,723

LCNB CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31,
(Dollars in thousands)

	2025	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$33,474	42,532	21,740
Income taxes	(83)	—	2,735

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITY:
Transfer from loans held-for-investment to held-for sale	—	64,809	—
Transfer from loans held-for-sale to held-for-investment	—	4,817	—
Transfer from premises and equipment to premises held-for-sale	525	—	—
Right-of-use assets obtained in exchange for lease obligations	1,292	167	—

See Note 2 - Business Combinations regarding non-cash transactions included in the acquisition.

The accompanying notes to consolidated financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LCNB Corp. (the "Company" or “LCNB”), an Ohio corporation formed in December 1998, is a financial holding company whose principal activity is the ownership of LCNB National Bank (the "Bank").  The Bank was founded in 1877 and provides full banking services, including Wealth Management and Investment services, to customers primarily in Southwestern Ohio, Franklin County, Ohio, and contiguous areas.

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
December 31, 2025
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

Accrued interest receivable on HTM securities totaled $54 thousand and $53 thousand at December 31, 2025 and 2024, respectively, and accrued interest receivable on AFS debt securities totaled $841 thousand and $940 thousand at December 31, 2025 and 2024, respectively, and are reported in interest receivable in the Consolidated Balance Sheets. Management has made the accounting policy election to exclude accrued interest receivable on HTM and AFS securities from the estimate of credit losses as accrued interest is written off in a timely manner when deemed uncollectible.

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
December 31, 2025
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

Originated loans are stated at the principal amount outstanding, net of unearned income, deferred origination fees and costs, and the allowance for credit losses.  Interest income is accrued on the unpaid principal balance. The delinquency status of a loan is based on contractual terms and not on how recently payments have been received.  Generally, a loan is placed on non-accrual status when there is an indication that the borrower’s cash flow may not be sufficient to make payments as they come due, unless the loan is well secured and in the process of collection.  Subsequent cash receipts on non-accrual loans are recorded as a reduction of principal and interest income is recorded once principal recovery is reasonably assured.  The current year's accrued interest on loans placed on non-accrual status is charged against earnings. Previous years' accrued interest is charged against the allowance for credit losses. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer a reasonable doubt as to the timely collection of interest or principal.

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

Loans acquired from mergers are initially recorded at fair value with no carryover of the acquired entity's previously established allowance for credit losses.  The excess of expected cash flows over the estimated fair value of acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for credit losses.

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
December 31, 2025
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist. LCNB has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segment	Pool	Methodology	Loss Driver(s)
Commercial & industrial	Commercial & Industrial	Discounted Cash Flow	Weighted Combined MSA Unemployment and Coincident Economic Activity (CEA) Index for Ohio
Commercial & industrial	Commercial & Industrial - Banc Alliance/Alliance Partners Program	Discounted Cash Flow	Weighted Combined MSA Unemployment and Coincident Economic Activity (CEA) Index for Ohio
Commercial, secured by real estate	Commercial Real Estate (CRE) Non-Owner Occupied	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Commercial Real Estate (CRE) Owner Occupied	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Farm Real Estate	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Multifamily	Discounted Cash Flow	Weighted Combined MSA Unemployment
Commercial, secured by real estate	Other Construction, Land Development, and Other Land	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Residential real estate	Real Estate Mortgage	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Residential real estate	Second Mortgage (Residential)	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Residential real estate	Home Equity Line of Credit	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Residential real estate	Residential 1-4 Family Construction	Discounted Cash Flow	Weighted Combined MSA Unemployment and Weighted Combined MSA Home Price Index
Consumer	Installment - Direct and ODP (Consumer)	Discounted Cash Flow	Weighted Combined MSA Unemployment and Coincident Economic Activity (CEA) Index for Ohio
Consumer	Letter of Credit	Manual	N/A
Consumer	Demand Deposit Account Overdrafts	Manual	N/A
Agricultural	Ag Production and Other Farm	Discounted Cash Flow	Weighted Combined MSA Unemployment

*"MSA" referenced above combines forecasts for Cincinnati, Dayton and Columbus metro areas.

**"Weighted" referenced above refers to weighted average of baseline and alternative scenarios

Management has chosen the discounted cash flow ("DCF") methodology to estimate the quantitative portion of the allowance for credit losses on loans for all loan pools. A Loss Driver Analysis (“LDA”) was performed for the September 30, 2025 ACL calculation, based on relevant information available at June 30, 2025, for each segment to identify potential loss drivers and create a regression model for use in forecasting cash flows. The LDA for all DCF-based pools utilized LCNB’s data and peer data from the Federal Financial Institutions Examination Council's (“FFIEC”) Call Report filings.

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
December 31, 2025
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

Accrued interest receivable totaling $7.1 million and $7.7 million at December 31, 2025 and 2024, respectively, was excluded from the amortized cost basis of the estimate of credit losses and is reported in interest receivable on the Consolidated Balance Sheets. Loans are generally placed on non-accrual status at 90 days past due or when the borrower's ability to repay becomes doubtful. When a loan is placed on non-accrual status, any accrued interest is reversed and charged against interest income.

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
December 31, 2025
(Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Prior to January 1, 2024, mortgage loans held for sale were generally sold with servicing rights retained. Servicing rights were released to the loan purchaser during 2024 and 2025. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related mortgage loan sold, which is reduced by the cost allocated to the servicing right. LCNB generally locks in the sale price to the purchaser of the mortgage loan at the same time an interest rate commitment is made to the borrower.

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

A lease is classified as a finance lease if it meets any of five designated criteria. If the lease does not meet any of the five criteria, the lease is classified as an operating lease. All leases entered into by LCNB through December 31, 2025 are classified as operating leases. Lease expense is recognized on a straight-line basis over the lease term for operating leases. LCNB has adopted an accounting policy election to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. Lease expense for such leases is generally recognized on a straight-line basis over the lease term.

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
December 31, 2025
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

LCNB performs a goodwill impairment test on an annual basis or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. Based on the annual impairment analysis on  November 30, 2025, it was determined that the fair value was in excess of its respective carrying value and therefore, goodwill is considered not impaired.

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
December 31, 2025
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

The Company did not select any financial instruments for the fair value election in 2025 or 2024.

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

STOCK-BASED COMPENSATION

As of December 31, 2025, the only stock-based compensation awards outstanding are restricted stock awards. The compensation cost for restricted stock awards is based on the market price of the Company's common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The estimated cost is recognized on a straight-line basis over the period the employee is required to provide services in exchange for the award, usually the vesting period.

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
December 31, 2025
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
December 31, 2025
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

ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures."

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

ASU 2024-01 “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”

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

ASU 2025-08 “Financial Instruments — Credit Losses (Topic 326): Purchased Loans”

In November 2025, the FASB issued ASU 2025-08 Financial Instruments—Credit Losses (Topic 326) — Purchased Loans. The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD (purchased financial asset with credit deterioration) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

The following table summarizes the fair value of the total consideration transferred as a part of the EFBI acquisition and the fair value of identifiable assets acquired and liabilities assumed as originally reported at June 30, 2024 and as adjusted at June 30, 2025 (in thousands):

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

The amount of goodwill recorded reflects LCNB's expansion in the Cincinnati market and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired. The goodwill will not be amortizable on LCNB's financial records and will not be deductible for tax purposes. Total goodwill will be subject to an annual test, which was conducted on November 30, 2025, for impairment and the amount impaired, if any, will be charged to expense at the time of impairment.

Direct expenses related to the EFBI acquisition totaled $124 thousand and $3.1 million during the years ended December 31, 2025 and 2024, respectfully, and were expensed as incurred and are recorded as Merger-related expenses in the Consolidated Statements of Income.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at December 31 are summarized as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2025
Debt Securities Available-for-Sale:
U.S. Treasury notes	$52,626	—	2,168	50,458
U.S. Agency notes	75,299	38	2,933	72,404
Corporate bonds	12,013	64	344	11,733
U.S. Agency mortgage-backed securities	68,085	3	5,571	62,517
Municipal securities:
Non-taxable	4,191	—	186	4,005
Taxable	32,898	1	1,745	31,154
	$245,112	106	12,947	232,271

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$13,113	18	666	12,465
Taxable	2,967	—	319	2,648
	$16,080	18	985	15,113

2024
Debt Securities Available-for-Sale:
U.S. Treasury notes	$70,934	—	4,754	66,180
U.S. Agency notes	83,770	—	6,253	77,517
Corporate bonds	8,200	5	449	7,756
U.S. Agency mortgage-backed securities	78,869	3	9,326	69,546
Municipal securities:
Non-taxable	4,248	—	266	3,982
Taxable	36,599	—	3,253	33,346
	$282,620	8	24,301	258,327

Debt Securities Held-to-Maturity:
Municipal securities:
Non-taxable	$13,195	—	922	12,273
Taxable	3,129	—	474	2,655
	$16,324	—	1,396	14,928

The Company estimated the expected credit losses at  December 31, 2025 and  December 31, 2024 to be immaterial based on the composition of the securities portfolio.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Information concerning debt securities with gross unrealized losses at December 31, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Twelve Months or More
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
2025
Available-for-Sale:
U.S. Treasury notes	$—	—	50,458	2,168
U.S. Agency notes	—	—	68,169	2,933
Corporate bonds	2,119	81	5,237	263
U.S. Agency mortgage-backed securities	6,785	50	55,533	5,521
Municipal securities:
Non-taxable	—	—	2,975	186
Taxable	—	—	30,252	1,745
	$8,904	131	212,624	12,816

Held-to-Maturity:
Municipal securities:
Non-taxable	$1,364	13	8,608	653
Taxable	—	—	2,650	319
	$1,364	13	11,258	972

2024
Available-for-Sale:
U.S. Treasury notes	$3,232	—	62,948	4,754
U.S. Agency notes	3,991	137	73,526	6,116
Corporate bonds	743	7	6,258	442
U.S. Agency mortgage-backed securities	5,806	180	63,539	9,146
Municipal securities:
Non-taxable	—	—	3,982	266
Taxable	—	—	33,286	3,253
	$13,772	324	243,539	23,977

Held-to-Maturity:
Municipal securities:
Non-taxable	$2,283	17	9,578	905
Taxable	—	—	2,655	474
	$2,283	17	12,233	1,379

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

At December 31, 2025, LCNB’s securities portfolio consisted of 153 securities, 139 of which were in an unrealized loss position. At December 31, 2024, LCNB's securities portfolio consisted of 161 securities, 157 of which were in an unrealized loss position. After considering the issuers of the securities, LCNB management determined that that the unrealized losses were due to changing interest rate environments. At December 31, 2025, as LCNB had no intent to sell its debt securities before recovery of their cost basis and as it was more likely than not that it will not be required to sell its debt securities before recovery of the cost basis, no unrealized losses were deemed to represent credit losses.

Contractual maturities of debt securities at December 31, 2025 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due within one year	$26,707	26,343	279	274
Due from one to five years	126,351	120,210	884	838
Due from five to ten years	22,969	22,201	8,132	7,797
Due after ten years	1,000	1,000	6,785	6,204
	177,027	169,754	16,080	15,113
U.S. Agency mortgage-backed securities	68,085	62,517	—	—
	$245,112	232,271	16,080	15,113

Debt securities with a market value of $121.4 and $116.2 million at December 31, 2025 and 2024, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Certain information concerning the sale of debt securities available-for-sale for the years ended December 31 was as follows (in thousands):

	2025	2024	2023
Proceeds from sales	$—	9,615	5,210
Gross realized gains	—	—	—
Gross realized losses	—	214	—

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the Consolidated Statements of Income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at December 31, 2025 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at December 31 are summarized as follows (in thousands):

	2025		2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mutual funds	$1,491	1,345	1,451	1,265
Equity securities	10	88	10	98
Total equity securities with a readily determinable fair value	$1,501	1,433	1,461	1,363

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Certain information concerning changes in fair value of equity securities with a readily determinable fair value for the years ended December 31 was as follows (in thousands):

	2025	2024	2023
Net gains (losses) recognized during the period on equity securities	$30	(9)	(5)
Less net losses recognized on equity securities sold during the period	—	—	(61)
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$30	(9)	56

NOTE 4 - LOANS

Major classifications of loans at December 31 were as follows (in thousands):

	2025	2024
Commercial and industrial	$104,105	118,611
Commercial, secured by real estate:
Owner occupied	219,273	210,327
Non-owner occupied	505,182	508,531
Farmland	35,561	37,860
Multi-family	253,051	264,260
Construction	85,144	91,154
Residential real estate:
Secured by senior liens on 1-4 family dwellings	395,552	392,513
Secured by junior liens on 1-4 family dwellings	20,690	21,522
Home equity line-of-credit loans	54,109	43,064
Consumer	16,955	20,498
Agricultural	15,699	13,293
Other loans, including deposit overdrafts	210	179
	1,705,531	1,721,812
Less allowance for credit losses	13,704	12,001
Loans-net	$1,691,827	1,709,811

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $1.1 million and $796 thousand at December 31, 2025 and 2024, respectively.

Accrued interest receivable of $7.1 million and $7.7 million are excluded from the balances above as of   December 31, 2025 and 2024, respectively, and are recorded in interest receivable in the consolidated condensed balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 4 - LOANS (Continued)

Non-accrual loans by class of receivable at December 31 were as follows (dollars in thousands):

	2025		2024
	Non-accrual Loans		Non-accrual Loans
	with no Allowance	Total	with no Allowance	Total
	for Credit Losses	Non-accrual Loans	for Credit Losses	Non-accrual Loans
Commercial and industrial	$—	1,391	—	1,375
Commercial, secured by real estate
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	2,642
Farmland	—	—	16	16
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	52	384	73	467
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	19	19	28	28
Agricultural	—	—	—	—
Total non-accrual loans	$71	1,794	117	4,528

Interest income recognized on nonaccrual loans totaled $9 thousand and $234 thousand during the twelve months ended December 31, 2025 and 2024, respectively. Accrued interest reversed and charged against interest income for these loans totaled approximately $9 thousand and $48 thousand during the twelve months ended December 31, 2025 and 2024, respectively.

The ratio of non-accrual loans to total loans outstanding at December 31, 2025 and 2024 was 0.11% and 0.26%, respectively.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
•

Forecast and reversion – At December 31, 2025, the Company utilized a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average and will continue to do so until there is a substantial change in the reliability of the Moody’s forecast provided or significant economic events.

•

Economic forecast – the Company utilizes Moody's to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of December 31, 2025, the Company selected a forecasted data model which projects unemployment between 5.45% and 6.22%, the change in Coincident Economic Activity between 0.07% and 0.58%, and the change in the Home Price Index between -3.3% and 1.24% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks.  As of September 30, 2025, the Company selected a forecast model which projects unemployment between 5.33% and 6.21%, the change in Coincident Economic Activity between 0.27% and 0.60%, and the change in the Home Price Index between -2.60% and -0.48% during the forecast periods. Management believes the resulting quantitative reserve appropriately balances economic indicators with identified risks. The historical averages for LCNB’s economic indicators are unemployment – 5.72%, change in Coincident Economic Activity – 1.94%, and change in Home Price Index – 2.82%.

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
December 31, 2025
(Continued)

NOTE 4 - LOANS (Continued)

The following table presents activity in the allowance for credit losses and a breakdown of the recorded investment in the allowance for credit losses by portfolio segment for the three years ended December 31 and a breakdown of the recorded investment in the loan portfolio by portfolio segment for the two years ended December 31 (in thousands):

		Commercial,
	Commercial	Secured by	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Other	Total
2025
Allowance for credit losses on loans:
Balance, beginning of year	$1,573	6,537	3,634	220	24	13	12,001
Provision for (recovery of) credit losses	890	33	912	(10)	6	145	1,976
Losses charged off	—	(110)	(58)	(34)	—	(206)	(408)
Recoveries	—	54	4	12	—	65	135
Balance, end of year	$2,463	6,514	4,492	188	30	17	13,704

Individually evaluated for credit loss	$1,391	—	25	—	—	—	1,416
Collectively evaluated for credit loss	1,072	6,514	4,467	188	30	17	12,288
Balance, end of year	$2,463	6,514	4,492	188	30	17	13,704

Loans:
Individually evaluated for credit loss	$1,444	—	1,058	—	—	—	2,502
Collectively evaluated for credit loss	102,661	1,098,211	469,293	16,955	15,699	210	1,703,029
Balance, end of year	$104,105	1,098,211	470,351	16,955	15,699	210	1,705,531

Percent of loans in each category to total loans	6.1%	64.4%	27.6%	1.0%	0.9%	0.0%	100.0%
Ratio of net charge-offs to average loans	—%	0.01%	0.01%	0.12%	—%	73.44%	0.02%

2024
Allowance for credit losses on loans:
Balance, beginning of year	$1,039	5,414	3,816	238	18	—	10,525
Acquisition of Eagle Financial Bancorp, Inc. - PCD Loans	101	8	79	—	—	—	188
Provision for (recovery of) credit losses	987	869	(736)	(44)	62	128	1,266
Acquisition of Eagle Financial Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	51	246	466	—	—	—	763
Losses charged off	(610)	—	—	(43)	(57)	(193)	(903)
Recoveries	5	—	9	69	1	78	162
Balance, end of year	$1,573	6,537	3,634	220	24	13	12,001

Individually evaluated for credit loss	$121	1,204	53	—	—	—	1,378
Collectively evaluated for credit loss	1,452	5,333	3,581	220	24	13	10,623
Balance, end of year	$1,573	6,537	3,634	220	24	13	12,001

Loans:
Individually evaluated for credit loss	$1,431	3,205	499	—	—	—	5,135
Collectively evaluated for credit loss	117,180	1,108,927	456,600	20,498	13,293	179	1,716,677
Balance, end of year	$118,611	1,112,132	457,099	20,498	13,293	179	1,721,812

Percent of loans in each category to total loans	6.9%	64.6%	26.5%	1.2%	0.8%	0.0%	100.0%
Ratio of net charge-offs to average loans	0.50%	—%	—%	(0.11)%	0.45%	54.09%	0.04%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 4 - LOANS (Continued)

		Commercial,
	Commercial	Secured by	Residential
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Other	Total
2023
Allowance for credit losses on loans:
Balance, beginning of year, prior to adoption of ASC 326	$1,300	3,609	624	86	22	5	5,646
Impact of adopting ASC 326	(512)	1,440	836	446	(9)	(5)	2,196
Acquisition of Cincinnati Bancorp, Inc. - PCD Loans	—	90	403	—	—	—	493
Provision for (recovery of) loan losses	266	(176)	689	(219)	5	88	653
Acquisition of Cincinnati Bancorp, Inc. - provision for credit losses on non-PCD loans charged to expense	—	451	1,268	3	—	—	1,722
Losses charged off	(15)	—	(4)	(83)	—	(166)	(268)
Recoveries	—	—	—	5	—	78	83
Balance, end of year	$1,039	5,414	3,816	238	18	—	10,525

Individually evaluated for impairment	$2	12	5	—	—	—	19
Collectively evaluated for impairment	1,037	5,402	3,811	238	18	—	10,506
Balance, end of year	$1,039	5,414	3,816	238	18	—	10,525

Percent of loans in each category to total loans	7.0%	64.2%	26.7%	1.5%	0.6%	—%	100.0%
Ratio of net charge-offs to average loans	0.01%	—%	—%	0.28%	—%	117.65%	0.01%

The ratio of the allowance for credit losses for loans to total loans at December 31, 2025 and 2024 was 0.80% and 0.70%, respectively.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment for the years ended December 31 (in thousands):

	2025		2024
	Amortized	Related	Amortized	Related
	Cost Basis	Allowance	Cost Basis	Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate
Owner occupied	—	—	48	—
Non-owner occupied	—	—	2,642	1,201
Farmland	—	—	16	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	1,024	23	527	50
Secured by junior liens on 1-4 family dwellings	37	—	—	—
Home equity line-of-credit loans	—	—	75	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$1,061	23	3,308	1,251

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
December 31, 2025
(Continued)

NOTE 4 - LOANS (Continued)

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 4 - LOANS (Continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at December 31 (in thousands). The December 31, 2024 table is shown for comparison purposes.

	Term Loans by Origination Year
							Revolving Loans	Revolving Loans
	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term	Total
2025
Commercial & industrial
Pass	$15,763	12,931	9,383	20,832	14,842	6,225	16,190	—	96,166
OAEM	95	148	—	611	628	1,189	222	—	2,893
Substandard	—	—	62	2,919	—	195	406	73	3,655
Doubtful	—	1,391	—	—	—	—	—	—	1,391
Total	15,858	14,470	9,445	24,362	15,470	7,609	16,818	73	104,105
Gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	73,115	51,350	117,825	221,380	147,240	352,335	98,073	—	1,061,318
OAEM	—	—	—	4,947	4,254	6,602	—	—	15,803
Substandard	—	—	2,418	12,508	1,451	4,546	—	167	21,090
Doubtful	—	—	—	—	—	—	—	—	—
Total	73,115	51,350	120,243	238,835	152,945	363,483	98,073	167	1,098,211
Gross charge-offs	—	—	—	—	—	110	—	—	110
Residential real estate
Pass	42,199	31,209	52,824	73,538	80,450	133,502	52,488	—	466,210
OAEM	—	—	—	—	192	855	—	—	1,047
Substandard	—	—	643	188	277	1,864	122	—	3,094
Doubtful	—	—	—	—	—	—	—	—	—
Total	42,199	31,209	53,467	73,726	80,919	136,221	52,610	—	470,351
Gross charge-offs	—	—	27	—	—	31	—	—	58
Consumer
Pass	5,598	3,954	3,047	2,254	1,305	683	54	—	16,895
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	15	27	5	13	—	—	60
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,598	3,954	3,062	2,281	1,310	696	54	—	16,955
Gross charge-offs	—	18	—	4	10	2	—	—	34
Agricultural
Pass	2,285	51	1,246	224	54	199	11,640	—	15,699
OAEM	—		—	—	—	—	—	—	—
Substandard	—		—	—	—	—	—	—	—
Doubtful	—		—	—	—	—	—	—	—
Total	2,285	51	1,246	224	54	199	11,640	—	15,699
Gross charge-offs	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	210	—	210
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	210	—	210
Gross charge-offs	—	—	—	—	—	—	206	—	206
Total loans	$139,055	101,034	187,463	339,428	250,698	508,208	179,405	240	1,705,531

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
December 31, 2025
(Continued)

NOTE 4 - LOANS (Continued)

A loan portfolio aging analysis by class segment at December 31 is as follows (in thousands):

							90 Days
							or More
	30-59 Days	60-89 Days	90 Days or More	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
2025
Commercial & industrial	$74	—	—	74	104,031	104,105	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	219,273	219,273	—
Non-owner occupied	2,418	—	—	2,418	502,764	505,182	—
Farmland	—	—	—	—	35,561	35,561	—
Multi-family	—	—	—	—	253,051	253,051	—
Construction	72	—	—	72	85,072	85,144	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	1,220	360	838	2,418	393,134	395,552	505
Secured by junior liens on 1-4 family dwellings	47	—	—	47	20,643	20,690	—
Home equity line-of-credit loans	176	122	11	309	53,800	54,109	11
Consumer	29	—	15	44	16,911	16,955	15
Agricultural	—	—	—	—	15,699	15,699	—
Other	210	—	—	210	—	210	—
Total	$4,246	482	864	5,592	1,699,939	1,705,531	531

2024
Commercial & industrial	$666	—	—	666	117,945	118,611	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	210,327	210,327	—
Non-owner occupied	—	—	2,642	2,642	505,889	508,531	—
Farmland	460	—	—	460	37,400	37,860	—
Multi-family	—	—	—	—	264,260	264,260	—
Construction	—	—	—	—	91,154	91,154	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	1,948	249	237	2,434	390,079	392,513	57
Secured by junior liens on 1-4 family dwellings	—	8	—	8	21,514	21,522	—
Home equity line-of-credit loans	72	—	33	105	42,959	43,064	33
Consumer	10	—	28	38	20,460	20,498	—
Agricultural	—	—	—	—	13,293	13,293	—
Other	179	—	—	179	—	179	—
Total	$3,335	257	2,940	6,532	1,715,280	1,721,812	90

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

Excluding individually evaluated collateral dependent loans that are measured at fair value, the following table presents the amortized cost basis of loans modified during the year for borrowers who were experiencing financial difficulty at the time of modification, disaggregated by class of financing receivable and type of concession granted (in thousands), as of December 31:

					Combination -	Combination -	Combination -
	Interest Rate	Extended	Principal	Payment	Interest Rate Reduction and	Interest Rate Reduction and	Extended Maturity and	Total	Percent of
	Reduction	Maturity	Forgiveness	Deferral	Extended Maturity	Payment Delay	Payment Delay	Modifications	Total Class
2025
Commercial & industrial	—	269	—	—	1,022	—	1,918	3,209	3.08%
Commercial, secured by real estate, owner occupied	—	477	—	—	—	—	—	477	0.22%
Residential real estate, secured by senior liens on 1-4 family dwellings	—	—	—	—	—	—	—	—	—%
Consumer	—	19	—	—	—	—	—	19	0.11%
Total	$—	765	—	—	1,022	—	1,918	3,705

2024
Commercial & industrial	$—	77	—	—	—	—	—	77	0.06%
Commercial, secured by real estate, non-owner occupied	—	175	—	—	—	—	—	175	0.08%
Residential real estate, secured by senior liens on 1-4 family dwellings	—	—	—	—	—	20	—	20	0.01%
Consumer	—	—	—	—	28	—	—	28	0.14%
Total	$—	252	—	—	28	20	—	300

The amortized cost basis of loans that were modified for borrowers experiencing financial difficulty during 2023 was zero as of  December 31, 2023.

LCNB was not committed to lend additional funds to borrowers who were granted loan modifications while experiencing financial difficulty at  December 31, 2025 or December 31, 2024.

During the year ended December 31, 2024, one borrower defaulted on two consumer loans which, during the twelve months prior to their default, underwent maturity-extension and payment-deferral modifications while the borrower was known to be experiencing financial difficultly.  The borrower remained in default through February 2025. At December 31, 2025, the amortized cost basis of these two consumer loans totaled $20 thousand. No other loans defaulted during 2025 which, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty. During the year ended December 31, 2023, no loans defaulted which, within the twelve months preceding their default, were modified for borrowers experiencing financial difficulty.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying Consolidated Balance Sheets.  The unpaid principal balances of those loans at December 31, 2025 and 2024 were approximately $333.5 million and $397.6 million, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 5 - PURCHASED CREDIT DETERIORATED LOANS

Activity during 2025 and 2024 for the accretable discount related to PCD loans acquired from EFBI and CNNB is as follows (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Accretable discount, beginning of period	1,113	1,467
Accretable discount acquired during period from merger with EFBI	—	253
Less loans transferred to held-for-sale	—	396
Less accretion	270	211
Accretable discount, end of year	843	1,113

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned includes property acquired through foreclosure or deed-in-lieu of foreclosure and are included in other assets in the Consolidated Balance Sheets. LCNB did not hold other real estate owned properties at December 31, 2025 or 2024, and there were no changes in other real estate owned during 2025 or 2024.

LCNB's investment in residential consumer mortgage loans secured by residential real estate in the process of foreclosure was approximately $331 thousand and $33 thousand at December 31, 2025 and 2024, respectively.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows (in thousands):

	2025	2024
Land	$9,101	9,256
Buildings	42,173	42,518
Equipment	20,214	19,588
Construction in progress	61	15
Total	71,549	71,377
Less accumulated depreciation	32,353	30,328
Premises and equipment, net	$39,196	41,049

Depreciation charged to expense was $2.2 million in 2025, $2.1 million in 2024, and $1.9 million in 2023.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 8 - LEASES

LCNB has capitalized operating leases for its Union Village, Fairfield, Barron Street, and Worthington offices, for the land at its Oxford and Oakwood offices, for certain office equipment, and for its ATMs. The Oakwood lease has a remaining term of 10.6 years with options to renew for six additional periods of five years each. The Oxford lease has a remaining term of 33.5 years with no renewal options. The other leases have remaining terms of less than one year up to six years, some of which contain options to renew the leases for additional five-year periods.

Lease expenses for offices are included in the Consolidated Statements of Income in occupancy expense, net and lease expenses for equipment and ATMs are included in equipment expenses. Components of lease expense for the years ended December 31 are as follows (in thousands):

	2025	2024	2023
Operating lease expense	$920	959	890
Short-term lease expense	5	47	70
Variable lease expense	81	41	8
Other	39	38	29
Total lease expense	$1,045	1,085	997

Other information related to leases at December 31 are as follows (dollars in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$974	1,011	911
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,292	167	—
Weighted average remaining lease term in years for operating leases	29.1	33.2	33.0
Weighted average discount rate for operating leases	3.75%	3.67%	3.53%

Future payments due under operating leases as of December 31, 2025 are as follows (in thousands):

2026	$717
2027	692
2028	543
2029	465
2030	352
Thereafter	9,432
12,201
Less effects of discounting	5,324
Operating lease liabilities recognized	$6,877

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill during 2025 and 2024 were as follows (in thousands):

	2025	2024
Balance, beginning of year	$90,310	79,509
Additions from acquisition of CNNB	—	524
Additions from acquisition of EFBI	—	10,277
Balance, end of year	$90,310	90,310

Core deposit and other intangible assets in the Consolidated Balance Sheets at December 31 were as follows (in thousands):

	2025			2024
	Gross		Net	Gross		Net
	Intangible	Accumulated	Intangible	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets	Assets	Amortization	Assets
Core deposit intangibles	$17,268	10,337	6,931	17,268	9,263	8,005
Mortgage servicing rights	5,575	3,235	2,340	5,575	2,476	3,099
Total	$22,843	13,572	9,271	22,843	11,739	11,104

The estimated aggregate future amortization expense for each of the next five years for core deposit intangible assets as of December 31, 2025 is as follows (in thousands):

2026	$914
2027	913
2028	916
2029	913
2030	914

Amortization of mortgage servicing rights is an adjustment to loan servicing income, which is included with other operating income in the Consolidated Statements of Income.  Activity in mortgage servicing rights included in other assets in the Consolidated Balance Sheets during the years ended December 31 was as follows (in thousands):

	2025	2024	2023
Balance, beginning of year	$3,099	4,106	871
Amount obtained through merger with CNNB	—	—	3,427
Amount capitalized to mortgage servicing rights	—	—	48
Amortization of mortgage servicing rights	(759)	(1,007)	(240)
Balance, end of year	$2,340	3,099	4,106

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

At December 31, 2025, the fair value of servicing rights was $4.0 million, which was determined using a discount rate of 9.75% and an average prepayment rate of 6.93%. At December 31, 2024, the fair value of servicing rights was $4.5 million, which was determined using discount rate of 10.50% and an average prepayment rate of 6.63%. As estimated fair values were greater than the carrying value of LCNB's mortgage servicing rights, management determined that a valuation allowance was not necessary.

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

The following table presents the balances of LCNB's affordable housing tax credit investment and related unfunded commitment at December 31 (in thousands):

	2025	2024
Affordable housing tax credit investment	$20,950	18,950
Less amortization	7,689	6,044
Net affordable housing tax credit investment	$13,261	12,906

Unfunded commitment	$4,804	4,426

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the Consolidated Balance Sheets.

LCNB expects to fund the unfunded commitment over eleven years.

The following table presents other information relating to LCNB's affordable housing tax credit investment for the years indicated (in thousands):

	Year ended December 31,
	2025	2024	2023
Tax credits and other tax benefits recognized	$1,905	1,737	1,658
Tax credit amortization expense included in provision for income taxes	1,645	1,419	1,358

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 11 - DEPOSITS

The following table presents the composition of LCNB's deposits at  December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Demand deposits	$466,094	459,619
Interest-bearing demand and money fund deposits	673,415	540,884
Savings deposits	355,880	367,205
IRA and time certificates	344,966	510,584
Total	$1,840,355	1,878,292

Contractual maturities of time deposits at December 31, 2025 were as follows (in thousands):

Three months or less	$58,254
Over three through six months	82,881
Over six through twelve months	159,108
Total 2026	300,243
2027	28,995
2028	12,870
2029	1,247
2030	1,434
Thereafter	177
Total contractual maturities	$344,966

The aggregate amount of time deposits in denominations of $250 thousand or more at December 31, 2025 and 2024 was $66.3 million and $107.8 million, respectively.

NOTE 12 - BORROWINGS

Long-term debt at December 31 was as follows (in thousands):

	2025		2024
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
Term loan	$9,428	6.50%	10,153	4.25%
FHLB advances	$95,000	4.83%	145,000	4.62%
Total long-term debt	$104,428	4.98%	$155,153	4.60%

The term loan is with a correspondent financial institution and bears a fixed interest rate of 6.5%, amortizes quarterly, and has a final balloon payment due on June 15, 2028.

Contractual maturities of long-term debt at December 31 by year of maturity were as follows (dollars in thousands):

	2025	2024
Maturing within one year	$26,203	10,153
Maturing one year through two years	26,284	25,000
Maturing two years through three years	31,941	35,000
Maturing three years through four years	10,000	45,000
Maturing four years through five years	10,000	30,000
Thereafter	—	10,000
Total	$104,428	155,153

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 12 - BORROWINGS (continued)

There were no short-term borrowings at December 31, 2025 or December 31, 2024.

At December 31, 2025 and 2024, LCNB Corp. had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $10 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2027.

At December 31, 2025, LCNB had short-term line of credit borrowing arrangements with three correspondent financial institutions.  Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points.  Under the terms of the second arrangement, LCNB can borrow up to $50 million at an interest rate equal to the FOMC targeted federal funds rate plus a spread of 25 basis points. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of the borrowing.  At December 31, 2025 and 2024, LCNB had not drawn down on any of these borrowing arrangements.

All long-term and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB’s 1-4 family first lien mortgage loans in the amount of approximately $408 million and $410 million at  December 31, 2025 and 2024, respectively.  Remaining borrowing capacity with the FHLB, including both long-term and short-term borrowings, at  December 31, 2025 was approximately $149.1 million. LCNB could increase its remaining borrowing capacity by purchasing more stock in the FHLB.

NOTE 13 - INCOME TAXES

Pretax income from continuing operations is as follows:

2025
Domestic	$28,152
Total	$28,152

The Company has no foreign activity and no foreign income tax.  ASU 2023-09 was adopted on January 1, 2025, on a prospective basis.

Income tax expense (benefit) from continuing operations was as follows:

	2025	2024	2023
Current Tax Expense
Federal	$2,235	518	2,955
State	15	—	—
Deferred Expense (Benefit)
Federal	2,782	1,951	(323)
State	—	—	—
Provision for income taxes	$5,032	2,469	2,632

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 13 - INCOME TAXES (continued)

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2025
	Amount	Percent
Federal statutory tax rate	$5,912	21.0%
State and local income taxes, net of federal income tax effect (a)	12	—%
Tax credits:
Low income housing tax credits (b)	(261)	(0.9)%
Nontaxable or nondeductible items:
Tax exempt interest	(121)	(0.4)%
Tax exempt income on bank owned life insurance	(299)	(1.1)%
Captive insurance premium income	(244)	(0.9)%
Other, net	33	0.2%
Total	$5,032	17.9%

(a) State taxes in Kentucky made up the majority (greater than 50 percent) of the tax effect in this category.

(b) Net of amortization and tax benefits.

Effective tax rates differ from the federal statutory rate for 2024 and 2023 applied to income before income taxes due to the following:

	2024	2023
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.7)%	(0.9)%
Tax exempt income on bank owned life insurance	(2.2)%	(1.6)%
Captive insurance premium income	(1.5)%	(0.8)%
Affordable housing tax credit limited partnerships	(2.0)%	(2.0)%
Nondeductible merger-related expenses	0.9%	1.7%
Other, net	0.0%	(0.2)%
Effective tax rate	15.5%	17.2%

Income taxes paid (refunded) were as follows:

2025
Federal	$(98)
State and local
Kentucky	15
Total	$(83)

Deferred tax assets and liabilities, included in the Consolidated Balance Sheets with other assets, consist of the following at December 31 (in thousands):

	2025	2024
Deferred tax assets:
Allowance for credit losses	$2,900	2,530
Net unrealized losses on investment securities available-for-sale	2,696	5,101
Fair value adjustment on loans acquired from mergers	4,242	4,981
Benefit plans	421	203
Deferred compensation	504	556
Operating lease liabilities	1,349	1,198
Net operating loss carryforwards	1,879	4,551
Tax credit carryforwards	627	718
Other	313	420
	14,931	20,258
Deferred tax liabilities:
Depreciation of premises and equipment	(1,574)	(1,527)
Amortization of intangibles	(3,601)	(3,588)
Mortgage servicing rights	(495)	(653)
Prepaid expenses	(581)	(575)
FHLB stock dividends	(591)	(589)
Operating lease right-of-use assets	(1,349)	(1,198)
Deferred gain on loans sold	(166)	(305)
Other, net	(66)	(130)
	(8,423)	(8,565)
Net deferred tax assets	$6,508	11,693

As of December 31, 2025 and 2024 there were no unrecognized tax benefits and the Company does not anticipate the total amount of unrecognized tax benefits will significantly change within the next twelve months.  There were no amounts recognized for interest and penalties in the Consolidated Statements of Income for the three-year period ended December 31, 2025.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 13 - INCOME TAXES (continued)

As of December 31, 2025, as a result of the acquisitions of CNNB and EFBI, the Company has federal net operating loss carryforwards of $339 thousand, which expire beginning in 2027, and $8.6 million that do not expire.  The use of the federal net operating loss carryforwards are limited by Internal Revenue Code Section 382, but they are currently expected to be utilized before their respective expiration dates.

The Company is no longer subject to examination by federal tax authorities for years before 2022.

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

LCNB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent off-balance-sheet credit risk at December 31 were as follows (in thousands):

	2025	2024
Commitments to extend credit:
Commercial loans	$20,565	7,881
Other loans:
Fixed rate	3,458	21,613
Adjustable rate	12,404	1,998
Unused lines of credit:
Fixed rate	5,776	10,403
Adjustable rate	203,384	231,046
Unused overdraft protection amounts on demand accounts	16,613	17,566
Standby letters of credit	5	5
	$262,205	290,512

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
December 31, 2025
(Continued)

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Activity in the allowance for credit losses on off-balance sheet credit exposures for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Twelve Months Ended December 31,
	2025	2024
Balance, beginning of year	$263	281
Acquisition of Eagle Financial Bancorp, Inc.	—	48
Provision for (recovery of) credit losses	(47)	(66)
Losses charged off	—	—
Balance, end of year	$216	$263

Capital expenditures include: the construction or acquisition of new office buildings; improvements to LCNB's offices; purchases of furniture and equipment; and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of December 31, 2025 totaled approximately $92 thousand.

The Company and the Bank are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to LCNB's consolidated financial position or results of operations.

NOTE 15 - REGULATORY MATTERS AND IMPACT ON PAYMENT OF DIVIDENDS

The principal source of income and funds for LCNB Corp. is dividends paid by the Bank.  The payment of dividends is subject to restriction by regulatory authorities.  For 2026, the restrictions generally limit dividends to the aggregate of net income for the year 2026 plus the net earnings retained for 2025 and 2024.  If dividends exceed net income for a year, a bank is generally not required to carry forward the negative amount resulting from such excess if the bank can attribute the excess to the preceding two years. If the excess is greater than the bank's previously undistributed net income for the preceding two years, prior OCC approval of the dividend is required and a negative amount would be carried forward in future dividend calculations. In addition, dividend payments may not reduce capital levels below minimum regulatory guidelines.

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
December 31, 2025
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

On September 17, 2019, the FDIC finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations, as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The simplified rule was designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. It could be used beginning with the March 31, 2020 Call Report. Qualifications to use the simplified approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB did not qualify to use the simplified approach for its  December 31, 2025 or  December 31, 2024 regulatory capital calculations.

A summary of the regulatory capital of the Bank at December 31 follows (dollars in thousands):

	2025	2024
Regulatory Capital:
Shareholders' equity	$278,356	259,811
Goodwill and other intangible assets	(97,502)	(100,279)
Accumulated other comprehensive loss	10,151	19,189
Tier 1 risk-based capital	191,005	178,721
Eligible allowance for credit losses	13,613	11,805
Total risk-based capital	$204,618	190,526
Capital Ratios:
Common Equity Tier 1 Capital to risk-weighted assets	11.02%	9.94%
Tier 1 capital to risk-weighted assets	11.02%	9.94%
Total capital (tier 1 capital plus tier 2 capital) to risk-weighted assets	11.81%	10.60%
Leverage ratio (tier 1 capital to adjusted quarterly average total assets)	8.94%	7.94%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for 2025 and 2024 were as follows (in thousands):

	2025			2024
	Unrealized Gains	Changes in		Unrealized Gains	Changes in
	(Losses) on	Pension Plan Assets		(Losses) on	Pension Plan Assets
	Available-for-Sale	and Benefit		Available-for-Sale	and Benefit
	Securities	Obligations	Total	Securities	Obligations	Total
Balance at beginning of year	$(19,190)	1	(19,189)	(22,281)	(55)	(22,336)
Other comprehensive income (loss), net of taxes	9,047	(8)	9,039	2,922	56	2,978
Reclassifications	—	—	—	169	—	169
Balance at end of year	$(10,143)	(7)	(10,150)	(19,190)	1	(19,189)

Reclassifications out of accumulated other comprehensive loss for 2025 and 2024 and the affected line items in the consolidated statements of income were as follows (in thousands):

	2025	2024	Affected Line Item in the Consolidated Statements of Income
Realized losses from sales of debt securities, available-for-sale	$—	(214)	Net losses on sales of debt securities, available-for-sale
Income tax benefit	—	(45)	Provision for income taxes
Reclassification adjustment, net of taxes	$—	(169)

NOTE 17 - RETIREMENT PLANS

Prior to January 1, 2009, the Company had a single-employer qualified noncontributory defined benefit retirement plan that covered substantially all regular full-time employees.  Effective January 1, 2009, the Company redesigned the plan and merged it into a multiple-employer plan, which is accounted for as a multi-employer plan because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Employees hired on or after January 1, 2009 are not eligible to participate in this plan. Effective February 1, 2009, the Company amended the plan to reduce benefits for those whose age plus vesting service equaled less than 65 at that date. The plan was hard-frozen on March 1, 2025, meaning that benefit increases no longer accrued to covered employees as of that date. The plan was unfrozen during the fourth quarter of 2025 to allow for amendments that enhanced benefits for active employees currently participating in the plan. The plan was then refrozen on November 30, 2025 and LCNB withdrew from the plan by the end of  December 2025. Annuity purchases for active employees participating in the plan will occur during the first quarter of 2026, finishing LCNB's involvement in the plan.

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

Certain information pertaining to the LCNB qualified noncontributory defined benefit retirement plans is as follows:

Legal name	Pentegra Defined Benefit Plan for Financial Institutions
Plan's employer identification number	13-5645888
Plan number	333

The LCNB plan was at least 80% funded as of July 1, 2025 and 2024. A funding improvement or rehabilitation plan has not been implemented for either plan, nor has a surcharge been paid to either plan. The Company’s contributions to the qualified noncontributory defined benefit retirement plan do not represent more than 5% of total contributions to the plan.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to salaries and employee benefits in the Consolidated Statements of Income for the years ended December 31 were as follows (in thousands):

	2025	2024	2023
Qualified noncontributory defined benefit retirement plan	$1,132	1,246	1,211
401(k) plan	889	798	701

Citizens National had a qualified noncontributory defined benefit pension plan which covered employees hired before May 1, 2005.  The Company assumed this plan at the time of the merger. At December 31, 2025 and 2024, the amount of the liability for this plan was, respectively, $115 thousand and $115 thousand, representing the funded status of the plan.

The Bank has a benefit plan which permits eligible officers to defer a portion of their compensation.  The deferred compensation balance, which accrues interest at 8% annually, is distributable in cash after retirement or termination of employment.  The amount of such deferred compensation liability at December 31, 2025 and 2024 was $2.4 million and $2.6 million, respectively.

The Bank also has supplemental income plans which provide certain employees an amount based on a percentage of average compensation, payable in accordance with individually defined schedules upon retirement. The projected benefit obligation included in other liabilities for the supplemental income plans at December 31, 2025 and 2024 is $47 thousand and $138 thousand, respectively. The average discount rate used to determine the present value of the obligations was approximately 5.25% in 2025 and 4.75% in 2024. There were no service costs associated with the plans for 2025, 2024, or 2023.  Interest costs were $4 thousand, $9 thousand, and $26 thousand for 2025, 2024, and 2023, respectively.

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

The components of net periodic pension cost of the nonqualified defined benefit retirement plan for the years ended December 31 are summarized as follows (in thousands):

	2025	2024	2023
Service cost	$—	—	—
Interest cost	75	72	77
Amortization of unrecognized (gain) loss	—	—	—
Net periodic pension cost	$75	72	77

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

A reconciliation of changes in the projected benefit obligation of the nonqualified defined benefit retirement plan at December 31 follows (in thousands):

	2025	2024	2023
Projected benefit obligation at beginning of year	$1,428	1,573	1,606
Service cost	—	—	—
Interest cost	75	72	77
Actuarial (gain) or loss	10	(72)	35
Benefits paid	(143)	(145)	(145)
Projected benefit obligation at end of year	$1,370	1,428	1,573

Projected benefit obligations for the nonqualified defined benefit retirement plan are included in other liabilities in the Consolidated Balance Sheets.

The accumulated benefit obligation for the nonqualified defined benefit retirement plan at December 31, 2025 and 2024 was $1.4 million and $1.4 million respectively.

At December 31, 2025 and 2024, unrecognized net gain of $7 thousand and $1 thousand, respectively, were included in accumulated other comprehensive income (loss).

Amounts recognized in accumulated other comprehensive loss, net of tax, at December 31 for the nonqualified defined benefit retirement plan consists of (in thousands):

	2025	2024	2023
Net actuarial (gain) loss	$8	(57)	28

The estimated unrecognized net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2026 for the nonqualified defined benefit retirement plan is $0.

Key weighted-average assumptions used to determine the benefit obligation and net periodic pension costs for the nonqualified defined benefit retirement plan for the years ended December 31 were as follows:

	2025	2024	2023
Benefit obligation:
Discount rate	5.61%	5.54%	4.83%
Salary increase rate	N/A	N/A	N/A

Net periodic pension cost:
Discount rate	5.54%	4.83%	5.02%
Salary increase rate	N/A	N/A	N/A
Amortization period in years	16.83	17.82	18.61

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 17 - RETIREMENT PLANS (continued)

The nonqualified defined benefit retirement plan is not funded. Therefore, no contributions will be made in 2026.

Estimated future benefit payments reflecting expected future service for the years ended after December 31, 2025 are (in thousands):

2026	$144
2027	144
2028	143
2029	139
2030	133
2031 - 2035	582

NOTE 18 - STOCK-BASED COMPENSATION

The 2025 Ownership Incentive Plan (the "2025 Plan") was ratified by LCNB's shareholders at the annual meeting on May 19, 2025 and allows for stock-based awards to eligible employees and non-employee directors, as determined by the Compensation Committee of LCNB's Board of Directors ("Compensation Committee"). The 2025 Plan replaced the 2015 Ownership Incentive Plan (the "2015 Plan"), which terminated on April 28, 2025. Awards may be made in the form of stock options, appreciation rights, restricted shares, and/or restricted share units. The 2025 Plan provides for the issuance of up to 600 thousand shares of common stock, where the 2015 Plan provided for the issuance of up to 450 thousand shares of common stock. The 2025 Plan will terminate on May 19, 2035 and is subject to earlier termination by the Compensation Committee.

Stock-based awards may be in the form of treasury shares or newly issued shares.

LCNB has not granted stock options since 2012.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 18 - STOCK-BASED COMPENSATION (continued)

Restricted stock awards granted under the 2015 Plan were as follows:

	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	84,593	$16.59	79,017	$17.94	58,314	$17.99
Granted	38,950	14.60	41,703	13.87	44,150	17.84
Vested	(43,647)	16.18	(36,127)	16.39	(23,447)	17.89
Forfeited	—	—	—	—	—	—
Nonvested at December 31,	79,896	$15.84	84,593	$16.59	79,017	$17.94

No stock-based awards have been granted under the 2025 Plan.

At December 31, 2025, there were 79,896 restricted stock awards outstanding with an approximate stock value of $1.3 million based on that day's closing stock price. At December 31, 2024, there were 84,593 restricted stock awards outstanding with an approximate stock value of $1.3 million based on that day's closing stock price. The grant date fair value of restricted stock awards was $569 thousand and $578 thousand in 2025 and 2024, respectively. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into income over the vesting period.

Total expense related to restricted stock awards included in salaries and wages in the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 was $650 thousand, $588 thousand, and $563 thousand respectively. The related tax benefit for the years ended December 31, 2025, 2024, and 2023 was $136 thousand, $124 thousand, and $118 thousand, respectively.

Unrecognized compensation expense for restricted stock awards was $819,000 at December 31, 2025 and is expected to be recognized over a weighted average period of 4.2 years.

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

Earnings per share for the years ended December 31 were calculated as follows (in thousands, except share and per share data):

	2025	2024	2023
Net income	$23,120	13,492	12,628
Less allocation of earnings and dividends to participating securities	131	82	86
Net income allocated to common shareholders	$22,989	13,410	12,542

Weighted average common shares outstanding, gross	14,166,275	13,849,578	11,497,330
Less average participating securities	79,896	84,593	79,473
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	14,086,379	13,764,985	11,417,857
Add dilutive effect of:
Stock options	—	—	—
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	14,086,379	13,764,985	11,417,857

Earnings per common share:
Basic	$1.63	0.97	1.10
Diluted	1.63	0.97	1.10

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 20 - RELATED PARTY TRANSACTIONS

LCNB has entered into related party transactions with various directors and executive officers. Management believes these transactions do not involve more than a normal risk of collectability or present other unfavorable features.  The following table provides a summary of the loan activity for these officers and directors for the years ended December 31 (in thousands):

	2025	2024
Beginning balance	$2,324	2,464
New loans and advances	430	75
Change in composition of related parties	—	178
Reductions	(204)	(393)
Ending Balance	$2,550	2,324

Deposits from executive officers, directors and related interests of such persons held by the Company at December 31, 2025 and 2024 amounted to $2.3 million and $2.6 million, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

Lender Risk Account

The Company's lender risk account is carried at fair value.  Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, and other factors.  As such, the lender risk account is considered level 3.

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
December 31, 2025
(Continued)

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table summarizes the valuation of LCNB’s assets recorded at fair value by input levels as of December 31 (in thousands):

		Fair Value Measurements at the End of
		the Reporting Period Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
2025
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$88	88	—	—
Mutual funds measured at net asset value	1,345	1,345	—	—

Debt securities available-for-sale:
U.S. Treasury notes	50,458	50,458	—	—
U.S. Agency notes	72,404	—	72,404	—
Corporate bonds	11,733	—	11,733	—
U.S. Agency mortgage-backed securities	62,517	—	62,517	—
Municipal securities:
Non-taxable	4,005	—	4,005	—
Taxable	31,154	—	31,154	—

Other assets:
Lender Risk Account	6,165	—	—	6,165
Total recurring fair value measurements	$239,869	51,891	181,813	6,165

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$309	—	—	309
Total nonrecurring fair value measurements	$309	—	—	309

2024
Recurring fair value measurement:
Equity securities with a readily determinable fair value:
Equity securities	$98	98	—	—
Mutual funds measured at net asset value	1,265	1,265	—	—

Debt securities available-for-sale:
U.S. Treasury notes	66,180	66,180	—	—
U.S. Agency notes	77,517	—	77,517	—
Corporate bonds	7,756	—	7,756	—
U.S. Agency mortgage-backed securities	69,546	—	69,546	—
Municipal securities:
Non-taxable	3,982	—	3,982	—
Taxable	33,346	—	33,346	—

Other assets:
Lender Risk Account	6,033	—	—	6,033
Total recurring fair value measurements	$265,723	67,543	192,147	6,033

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$1,816	—	—	1,816
Total nonrecurring fair value measurements	$1,816	—	—	1,816

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents a reconciliation of the Level 3 lender risk account measured at fair value on a recurring basis for the years ended   December 31, 2025 and 2024 (dollars in thousands):

	For the year ended December 31,
	2025	2024
Beginning of period	$6,033	2,262
Additions from acquisition of EFBI	-	2,922
Due to loan sales	12	13
Releases and claims paid to the Company	(646)	(624)
Changes in fair value recognized in gain on sale of loans	766	1,460
End of period	$6,165	6,033

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2025 and 2024 (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Inputs	High	Low	Weighted Average
2025
Individually evaluated collateral dependent loans	$309	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

2024
Individually evaluated collateral dependent loans	$1,816	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Carrying amounts and estimated fair values of financial instruments as of December 31, excluding financial instruments recorded at fair value, were as follows (in thousands):

			Fair Value Measurements at the End of
			the Reporting Period Using
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
2025
FINANCIAL ASSETS:
Cash and cash equivalents	$21,614	21,614	21,614	—	—
Debt securities, held-to-maturity	16,080	15,113	—	15,113	—
Loans, net	1,691,827	1,655,360	—	—	1,655,360
Loans held-for-sale	1,718	1,718	—	1,718	—
Accrued interest receivable	7,968	7,968	—	7,968	—
Lender risk account	6,165	6,165	—	—	6,165

FINANCIAL LIABILITIES:
Deposits	1,840,355	1,841,661	1,495,389	346,272	—
Long-term debt	104,428	106,456	—	106,456	—
Accrued interest payable	1,533	1,533	—	1,533	—

2024
FINANCIAL ASSETS:
Cash and cash equivalents	$35,744	35,744	35,744	—	—
Debt securities, held-to-maturity	16,324	14,929	—	14,929	—
Loans, net	1,709,811	1,659,244	—	—	1,659,244
Loans held-for-sale	5,556	5,556	—	5,556	—
Accrued interest receivable	8,701	8,701	—	8,701	—
Lender risk account	6,033	6,033	—	—	6,033

FINANCIAL LIABILITIES:
Deposits	1,878,292	1,887,331	1,367,709	519,622	—
Long-term debt	155,153	156,523	—	156,523	—
Accrued interest payable	2,482	2,482	—	2,482	—

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at December 31, 2025 and 2024.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for LCNB Corp., at the parent company level only, follows (in thousands):

Condensed Balance Sheets:
December 31,	2025	2024
Assets:
Cash on deposit with subsidiary	$1,902	55
Cash on deposit with unrelated depository institution	81	54
Investment in subsidiaries	281,026	262,297
Other assets	540	1,123
Total assets	$283,549	263,529

Liabilities:
Long-term debt	9,428	10,153
Other liabilities	192	340
Total liabilities	9,620	10,493

Shareholders' equity	273,929	253,036
Total liabilities and shareholders' equity	$283,549	263,529

Condensed Statements of Income
Year ended December 31,	2025	2024	2023
Income:
Dividends from subsidiaries	$16,200	22,540	30,015
Interest and dividends	—	2	10
Other income (loss), net	11	11	(62)
Total income	16,211	22,553	29,963

Total expenses	3,491	3,511	4,112

Income before income tax benefit and equity in undistributed income of subsidiaries	12,720	19,042	25,851
Income tax benefit	709	703	738
Equity in undistributed income (loss) of subsidiaries	9,691	(6,253)	(13,961)
Net income	$23,120	$13,492	$12,628

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Continued)

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Year ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$23,120	13,492	12,628
Adjustments for non-cash items -
Increase (decrease) in undistributed income of subsidiaries	(9,691)	6,253	13,961
Other, net	1,086	1,011	292
Net cash flows provided by operating activities	14,515	20,756	26,881

Cash flows from investing activities:
Proceeds from sales of equity securities	—	—	963
Cash paid for business acquisition, net of cash received	—	(9,382)	(9,208)
Net cash flows provided by (used in) investing activities	—	(9,382)	(8,245)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	—	—	(3,000)
Proceeds from long-term debt	363	—	—
Principal payments on long-term debt	(1,088)	(2,001)	(1,918)
Proceeds from issuance of common stock	625	525	428
Payments to repurchase common stock	(69)	12	(3,326)
Cash dividends paid on common stock	(12,472)	(12,219)	(9,938)
Net cash flows used in financing activities	(12,641)	(13,683)	(17,754)
Net change in cash	1,874	(2,309)	882
Cash at beginning of year	109	2,418	1,536
Cash at end of year	$1,983	109	2,418

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

NOTE 24 - SUBSEQUENT EVENTS

In the first quarter of 2026, the Company became aware of significant adverse developments related to a logistics loan. After year‑end, the borrower’s sponsor withdrew from restructuring discussions and presented a discounted debt‑repurchase proposal which was accepted by the lending group. These circumstances arose after December 31, 2025, and the related credit impairment and charge off of $1.3 million was recognized in the first quarter of 2026.

Additionally, during the first quarter of 2026, the Company charged off a separate logistics sector loan that carried a specific reserve of approximately $1.4 million at December 31, 2025. Because the loan was fully reserved at year‑end, the charge‑off resulted in no additional income‑statement impact. This loan is not correlated with the logistics loan credit above and involves a borrower operating in a different segment of the logistics industry.

LCNB CORP. AND SUBSIDIARIES

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of LCNB’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out under the supervision and with the participation of LCNB’s management, including the Chief Executive Officer and Chief Financial Officer as of December 31, 2025. Based upon that evaluation, LCNB’s Chief Executive Officer, and LCNB’s Chief Financial Officer have concluded that:

(a) information required to be disclosed by LCNB in this Form 10-K and other reports LCNB files or submits under the Exchange Act would be accumulated and communicated to LCNB’s management, including its Chief Executive Officer, and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure;

(b) information required to be disclosed by LCNB in this Form 10-K and other reports LCNB files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c) LCNB’s disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

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

Management assessed LCNB’s internal controls as of December 31, 2025, in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2025, LCNB’s internal control over financial reporting met the criteria.

LCNB’s registered public accounting firm that audited the financial statements included in this annual report containing the disclosure required by this Item 9, Plante & Moran PLLC, has issued an attestation report on LCNB’s internal control over financial reporting, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

During the fourth quarter 2025, there were no changes in LCNB's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCNB's internal control over financial reporting.

/s/ Eric J. Meilstrup
Eric J. Meilstrup, Chief Executive
Officer & Director
(Principal Executive Officer)
March 11, 2026

/s/ Andrew M. Wallace
Andrew M. Wallace
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)
March 11, 2026

Item 9B.  Other Information

(a) Information required to be disclosed in a report on Form 8-K.

None.

(b) Insider trading arrangements.

During the three months ended December 31, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

LCNB CORP. AND SUBSIDIARIES

PART III

Portions of the Company’s Definitive Proxy Statement included in the Notice of Annual Meeting of Shareholders to be held April 27, 2026 (the "Proxy Statement"), which will be filed no later than 120 days from the end of the fiscal year ended December 31, 2025, are incorporated by reference into Part III.

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

LCNB has adopted insider trading policies and procedures governing the purchase, sale, and/or dispositions of LCNB’s securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards. The LCNB Corp. Insider Trading Policy is included as Exhibit 19 to this Annual Report.

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

LCNB currently maintains the 2025 Plan, which was approved by LCNB's shareholders at the annual meeting on May 19, 2025 and allows for stock-based awards to eligible employees, as determined by the Compensation Committee of the Board of Directors. No stock-based awards were issued under the 2025 plan as of December 31, 2025.

LCNB CORP. AND SUBSIDIARIES

The following table shows information relating to stock-based compensation outstanding at December 31, 2025:

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available
	upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants, and Rights	Warrants, and Rights	Compensation Plans
Equity compensation plans approved by security holders	79,896	$15.84	600,000
Equity compensation plans not approved by security holders	—	—	—
Total	79,896	$15.84	600,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 166)

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2025 and 2024.
Consolidated Statements of Income for the Years Ended December 31, 2025, 2024, and 2023.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023.
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2025, 2024, and 2023.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023.
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

3.2	Code of Regulations of LCNB Corp. - Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, Exhibit 3(ii).
4.1	Description of Registrant's Securities - Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2019, Exhibit 4.1.
10.1	LCNB Corp. Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 15, 2002, Exhibit A (000-26121).
10.2	LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's Form DEF 14A Proxy Statement pursuant to Section 14(a), dated March 13, 2015, Exhibit A (001-35292).
10.3	Form of Option Grant Agreement under the LCNB Corp. Ownership Incentive Plan - incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.2.
10.4	Nonqualified Executive Retirement Plan – incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009, Exhibit 10.4.
10.5	Form of Restricted Share Grant Agreement under the LCNB Corp. 2015 Ownership Incentive Plan - incorporated by reference to Registrant's 2015 Form 10-K, Exhibit 10.7.
10.6	Form of Business Loan Agreement between LCNB Corp. and Bankers' Bank - incorporated by reference to Registrant's Current Report on Form 8-K filed on February 14, 2022, Exhibit 10.1.
10.7	LCNB Corp. 2025 Ownership Incentive Plan, incorporated herein by reference to Exhibit A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 21, 2025 (File No. 001-35292).
14.1	LCNB Corp. Code of Business Conduct and Ethics
19	LCNB Corp. Insider Trading Policy - incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2023, Exhibit 19.
21	LCNB Corp. subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	LCNB Corp. Amended & Restated Clawback Policy - incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 2023, Exhibit 97.1.
101

The following financial information from LCNB Corp.’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCNB Corp.
(Registrant)

/s/ Eric J. Meilstrup
Eric J. Meilstrup, Chief Executive Officer
March 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Eric J. Meilstrup	/s/ Robert C. Haines II
Eric J. Meilstrup, Chief Executive	Robert C. Haines II, President
Officer & Director	March 11, 2026
(Principal Executive Officer)
March 11, 2026

/s/ Andrew M. Wallace	/s/ Spencer S. Cropper
Andrew M. Wallace	Spencer S. Cropper
Executive Vice President & Chief Financial Officer	Chairman of the Board of Directors
(Principal Financial and Accounting Officer)	March 11, 2026
March 11, 2026

/s/ Craig M. Johnson
Craig M. Johnson, Director	Michael J. Johrendt, Director
March 11, 2026	March 11, 2026

/s/ Mary E. Bradford	/s/ William H. Kaufman
Mary E Bradford, Director	William H. Kaufman, Director
March 11, 2026	March 11, 2026

/s/ Steve P. Foster	/s/ Anne E. Krehbiel
Steve P. Foster, Director	Anne E. Krehbiel, Director
March 11, 2026	March 11, 2026

/s/ William G. Huddle
William G. Huddle, Director	Takeitha W. Lawson, Director
March 11, 2026	March 11, 2026

/s/ Stephen P. Wilson
Stephen P. Wilson, Director
March 11, 2026