Form 10-Q
period 2026-03-31
LCNB CORP
filed 2026-05-06
CIK 1074902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

☐ Yes         ☒ No

The number of shares outstanding of the issuer's common stock, without par value, as of May 6, 2026 was 14,246,007 shares.

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

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2026	December 31, 2025
	Unaudited	Audited
ASSETS:
Cash and due from banks	$23,141	18,353
Interest-bearing demand deposits	6,040	3,261
Total cash and cash equivalents	29,181	21,614
Interest-bearing time deposits	2,712	2,710
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,422	1,433
Equity securities without a readily determinable fair value, at cost	3,666	3,666
Debt securities, available-for-sale, at fair value	228,750	232,271
Debt securities, held-to-maturity, at cost, net of allowance for credit losses of $10 and $11 at March 31, 2026 and December 31, 2025, respectively	15,960	16,080
Federal Reserve Bank stock, at cost	6,405	6,405
Federal Home Loan Bank stock, at cost	20,710	20,710
Loans held-for-sale	3,438	1,718
Loans, net of allowance for credit losses of $13,372 and $13,704 at March 31, 2026 and December 31, 2025, respectively	1,684,302	1,691,827
Premises and equipment, net	38,965	39,196
Operating lease right-of-use assets	6,388	6,475
Goodwill	90,310	90,310
Core deposit and other intangibles, net	8,893	9,271
Bank-owned life insurance	55,783	55,424
Interest receivable	8,312	7,968
Other assets, net	32,639	33,691
TOTAL ASSETS	$2,237,836	2,240,769

LIABILITIES:
Deposits:
Noninterest-bearing	$469,767	466,094
Interest-bearing	1,369,026	1,374,261
Total deposits	1,838,793	1,840,355
Long-term debt	104,133	104,428
Operating lease liabilities	6,758	6,877
Accrued interest and other liabilities	12,336	15,180
TOTAL LIABILITIES	$1,962,020	1,966,840

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

SHAREHOLDERS' EQUITY:
Preferred shares – no par value, authorized 1,000,000 shares, none outstanding	$—	—
Common shares – no par value; authorized 19,000,000 shares; issued 17,462,306 and 17,409,085 shares at March 31, 2026 and December 31, 2025, respectively; outstanding 14,245,849 and 14,193,577 shares at March 31, 2026 and December 31, 2025, respectively	188,620	188,212
Retained earnings	153,250	151,938
Treasury shares at cost, 3,216,457 and 3,215,508 shares at March 31, 2026 and December 31, 2025, respectively	(56,087)	(56,071)
Accumulated other comprehensive loss, net of taxes	(9,967)	(10,150)
TOTAL SHAREHOLDERS' EQUITY	$275,816	273,929
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,237,836	2,240,769

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME:
Interest and fees on loans	$23,433	23,181
Dividends on equity securities:
With a readily determinable fair value	11	10
Without a readily determinable fair value	26	29
Interest on debt securities:
Taxable	1,196	1,256
Non-taxable	146	146
Other investments	618	694
TOTAL INTEREST INCOME	25,430	25,316

INTEREST EXPENSE:
Interest on deposits	5,281	7,559
Interest on short-term borrowings	46	1
Interest on long-term debt	1,256	1,457
TOTAL INTEREST EXPENSE	6,583	9,017
NET INTEREST INCOME	18,847	16,299
PROVISION FOR CREDIT LOSSES	2,339	197
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,508	16,102

NON-INTEREST INCOME:
Fiduciary income	2,539	2,164
Service charges and fees on deposit accounts	1,485	1,766
Bank-owned life insurance income	359	346
Net gains from sales of loans	200	841
Other operating income	110	105
TOTAL NON-INTEREST INCOME	4,693	5,222

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,467	9,172
Equipment expenses	392	382
Occupancy expense, net	1,021	1,010
State financial institutions tax	447	453
Marketing	294	315
Amortization of intangibles	225	297
FDIC insurance premiums, net	275	410
Computer maintenance and supplies	405	380
Contracted services	979	870
Other non-interest expense	2,375	2,520
TOTAL NON-INTEREST EXPENSE	15,880	15,809
INCOME BEFORE INCOME TAXES	5,321	5,515

PROVISION FOR INCOME TAXES	877	906
NET INCOME	$4,444	4,609

Earnings per common share:
Basic	$0.31	0.33
Diluted	0.31	0.33
Weighted average common shares outstanding:
Basic	14,125,191	14,051,310
Diluted	14,125,191	14,051,310

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$4,444	4,609

Other comprehensive income:
Net unrealized gain on available-for-sale debt securities (net of tax expense of $50 and $973 for the three months ended March 31, 2026 and 2025, respectively)	183	3,662

TOTAL COMPREHENSIVE INCOME	$4,627	8,271

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

					Accumulated
	Common				Other	Total
	Shares	Common	Retained	Treasury	Comprehensive	Shareholders'
	Outstanding	Stock	Earnings	Shares	Loss	Equity
Three Months Ended March 31, 2026
Balance at January, 1 2026	14,193,577	$188,212	151,938	(56,071)	(10,150)	273,929
Net income			4,444			4,444
Other comprehensive income, net of taxes					183	183
Dividend Reinvestment and Stock Purchase Plan	8,405	142				142
Repurchase of common stock	(949)			(16)		(16)
Compensation expense relating to restricted stock	44,816	266				266
Common stock dividends, $0.22 per share			(3,132)			(3,132)
Balance at March 31, 2026	14,245,849	$188,620	153,250	(56,087)	(9,967)	275,816

Three Months Ended March 31, 2025
Balance at January, 1 2025	14,118,040	$186,937	141,290	(56,002)	(19,189)	253,036
Net income			4,609			4,609
Other comprehensive income, net of taxes					3,662	3,662
Dividend Reinvestment and Stock Purchase Plan	9,925	148				148
Compensation expense relating to restricted stock	38,950	284				284
Common stock dividends, $0.22 per share			(3,088)			(3,088)
Balance at March 31, 2025	14,166,915	$187,369	142,811	(56,002)	(15,527)	258,651

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

LCNB CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,444	4,609
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization, and accretion	219	503
Provision for credit losses	2,339	197
Deferred income tax provision	300	506
Increase in cash surrender value of bank-owned life insurance	(359)	(346)
Realized and unrealized (gains) losses from equity securities, net	22	(14)
Realized losses from disposition of premises and equipment	14	—
Impairment charge recognized on premises and equipment	—	73
Origination of mortgage loans for sale	(12,502)	(27,577)
Realized gains from sales of loans	(200)	(841)
Proceeds from sales of originated loans	10,982	27,876
Compensation expense related to restricted stock	266	284
Changes in:
Accrued interest receivable	(344)	(312)
Other assets	366	(48)
Other liabilities	(2,446)	(2,698)
TOTAL ADJUSTMENTS	(1,343)	(2,397)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	3,101	2,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity securities:
Purchases of securities	(11)	(10)
Available for-sale debt securities:
Proceeds from maturities, prepayments and calls	4,228	7,012
Purchases of securities	(500)	—
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	120	116
Purchases of securities	—	(1,377)
Purchase of interest-bearing time deposits	(2)	—
Net decreases in loans	5,819	4,750
Purchases of premises and equipment	(335)	(70)
Proceeds from sales of premises held-for-sale	338	—
Funding of tax credit investments	(328)	(608)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	9,329	9,813

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in customer deposits	(1,562)	43,357
Principal payments on long-term debt	(295)	(50,516)
Proceeds from issuance of common stock	142	148
Repurchase of common stock	(16)	—
Cash dividends paid on common stock	(3,132)	(3,088)
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(4,863)	(10,099)
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,567	1,926
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,614	35,744
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,181	37,670

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$6,904	9,675

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Transfer from premises and equipment to premises held-for-sale	—	525
Right-of-use assets obtained in exchange for lease obligations	—	318

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

The consolidated condensed balance sheet as of December 31, 2025 has been derived from the audited consolidated balance sheet as of that date.

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

Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies, and financial notes thereto included in LCNB's 2025 Annual Report on Form 10-K filed with the SEC.

Certain prior period amounts have been reclassified to conform to the current year presentation. Specifically, certain prior‑period income statement amounts previously classified as other non‑interest expense have been reclassified to computer maintenance and supplies expense to align with the current year’s presentation. These reclassifications do not impact the reported results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

From time to time the FASB issues an ASU to communicate changes to U.S. GAAP. The following information provides brief summaries of newly issued but not yet effective ASUs that could have an effect on LCNB's financial position or results of consolidated operations:

ASU 2025-08 “Financial Instruments — Credit Losses (Topic 326): Purchased Loans.”

In  November 2025, the FASB issued ASU 2025-08 Financial Instruments—Credit Losses (Topic 326) — Purchased Loans (the Update). The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD (purchased financial asset with credit deterioration) loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this Update are effective for all entities for annual reporting periods beginning after  December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. Management is currently evaluating the Update and does not expect adoption of the Update to have a material effect on the Company’s financial position or results of operations.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of debt securities at March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$52,614	—	2,142	—	50,472
U.S. Agency notes	74,948	6	2,757	—	72,197
Corporate bonds	12,019	64	440	—	11,643
U.S. Agency mortgage-backed securities	65,715	1	5,402	—	60,314
Municipal securities:
Non-taxable	3,157	—	181	—	2,976
Taxable	32,905	—	1,757	—	31,148
	$241,358	71	12,679	—	228,750

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,001	—	715	12,286	8
Taxable	2,969	—	337	2,632	2
	$15,970	—	1,052	14,918	10

	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Debt Securities, Available-for-Sale:
U.S. Treasury notes	$52,626	—	2,168	—	50,458
U.S. Agency notes	75,299	38	2,933	—	72,404
Corporate Bonds	12,013	64	344	—	11,733
U.S. Agency mortgage-backed securities	68,085	3	5,571	—	62,517
Municipal securities:
Non-taxable	4,191	—	186	—	4,005
Taxable	32,898	1	1,745	—	31,154
	$245,112	106	12,947	—	232,271

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt Securities, Held-to-Maturity:
Municipal securities:
Non-taxable	$13,122	18	666	12,474	9
Taxable	2,969	—	319	2,650	2
	$16,091	18	985	15,124	11

The amortized cost of debt securities in the above table excludes accrued interest of $1.06 million and $895 thousand at March 31, 2026 and December 31, 2025, respectively, that is recorded in other assets on the consolidated condensed balance sheets.

The Company estimated the expected credit losses at March 31, 2026 and December 31, 2025 to be immaterial based on the composition of the securities portfolio.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Information concerning debt securities with gross unrealized losses at March 31, 2026 and December 31, 2025, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less than Twelve Months		Twelve Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
Available-for-Sale:
U.S. Treasury notes	$—	—	50,472	2,142
U.S. Agency notes	—	—	67,975	2,757
Corporate bonds	4,282	168	4,528	272
U.S. Agency mortgage-backed securities	6,651	31	53,481	5,371
Municipal securities:
Non-taxable	—	—	2,976	181
Taxable	898	2	30,250	1,755
	$11,831	201	209,682	12,478

Held-to-Maturity:
Municipal securities:
Non-taxable	$2,542	8	9,358	707
Taxable	—	—	2,632	337
	$2,542	8	11,990	1,044

December 31, 2025
Available-for-Sale:
U.S. Treasury notes	$—	—	50,458	2,168
U.S. Agency notes	—	—	68,169	2,933
Corporate Bonds	2,119	81	5,237	263
U.S. Agency mortgage-backed securities	6,785	50	55,533	5,521
Municipal securities:
Non-taxable	—	—	2,975	186
Taxable	—	—	30,252	1,745
	$8,904	131	212,624	12,816

Held-to-Maturity:
Municipal securities:
Non-taxable	$1,364	13	8,608	653
Taxable	—	—	2,650	319
	$1,364	13	11,258	972

At March 31, 2026, LCNB’s securities portfolio consisted of 152 securities, 143 of which were in an unrealized loss position. At December 31, 2025, LCNB's securities portfolio consisted of 153 securities, 139 of which were in an unrealized loss position.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Each quarter, LCNB performs an analysis to determine if any of the unrealized losses on available-for-sale debt securities are comprised of credit losses as compared to unrealized losses due to market interest rate adjustments. The assessment includes a review of the unrealized loss for each security issuance held; the financial condition and near-term prospects of the issuer, including external credit ratings and recent downgrades; and LCNB's ability and intent to hold the security for a period of time sufficient for a recovery in value. LCNB also considers the extent to which the securities are issued by the federal government or its agencies and any guarantee of issued amounts by those agencies. The portfolio continues to consist of a mix of fixed and floating-rate, high quality securities, largely rated AA (or better), displaying an overall effective duration of approximately 3.0 years. No credit losses were determined to be present as of March 31, 2026, as there was no credit quality deterioration noted. Therefore, no provision for credit losses on available-for-sale debt securities was recognized for the first quarter of 2026.

Debt securities with a market value of $156.9 million and $121.4 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits and for other purposes required or as permitted by law.

Excluding holdings in U.S. Treasury securities and U.S. government agencies, there were no investments in securities of any issuer that exceeded 10% of LCNB's consolidated shareholders' equity at March 31, 2026.

Contractual maturities of debt securities at March 31, 2026 were as follows (in thousands).  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$31,160	30,801	279	275
Due from one to five years	121,031	115,076	885	835
Due from five to ten years	23,452	22,559	8,024	7,632
Due after ten years	—	—	6,782	6,176
	175,643	168,436	15,970	14,918
U.S. Agency mortgage-backed securities	65,715	60,314	—	—
	$241,358	228,750	15,970	14,918

There were no sales of debt securities available-for-sale for the three months ended March 31, 2026 and 2025.

Realized gains or losses from the sale of securities are computed using the specific identification method.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 2 - INVESTMENT SECURITIES (continued)

Equity securities with a readily determinable fair value are carried at fair value, with changes in fair value recognized in other operating income in the consolidated condensed statements of income. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer. LCNB was not aware of any impairment or observable price change adjustments that needed to be made at March 31, 2026 on its investments in equity securities without a readily determinable fair value.

The amortized cost and estimated fair value of equity securities with a readily determinable fair value at March 31, 2026 and December 31, 2025 are summarized as follows (in thousands):

	March 31, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mutual Funds	$1,501	1,348	1,491	1,345
Equity Securities	10	74	10	88
Total equity securities with a readily determinable fair value	$1,511	1,422	1,501	1,433

Certain information concerning changes in the fair value of equity securities with a readily determinable fair value for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net gains (losses) recognized during the period on equity securities	$(22)	14
Less net gains (losses) recognized during the period on equity securities sold during the period	—	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at period end	$(22)	14

LCNB is a member of the FHLB system and its regional FRB. Members are required to own a certain amount of stock based on predetermined formulas. FHLB and FRB stock are carried at cost, which is equal to par value, and periodically evaluated for impairment based on ultimate recovery of par value.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 - LOANS

Major classifications of loans at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Commercial & industrial	$100,567	104,105
Commercial, secured by real estate:
Owner occupied	225,168	219,273
Non-owner occupied	488,249	505,182
Farmland	35,065	35,561
Multi-family	252,794	253,051
Construction	87,474	85,144
Residential real estate:
Secured by senior liens on 1-4 family dwellings	401,540	395,552
Secured by junior liens on 1-4 family dwellings	20,311	20,690
Home equity line-of-credit loans	55,782	54,109
Consumer	15,859	16,955
Agricultural	14,592	15,699
Other loans, including deposit overdrafts	273	210
Loans, gross	1,697,674	1,705,531
Less allowance for credit losses	13,372	13,704
Loans, net	$1,684,302	1,691,827

Loans in the above table are shown net of deferred origination fees and costs. Deferred origination fees, net of related costs, were $1.1 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable of $7.2 million and $7.1 million are excluded from the balances above as of March 31, 2026 and December 31, 2025, respectively, and are recorded in interest receivable in the consolidated condensed balance sheets.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

Non-accrual loans by class of receivable as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Non-accrual		Non-accrual
	Loans with no	Total	Loans with no	Total
	Allowance for	Non-accrual	Allowance for	Non-accrual
	Credit Losses	Loans	Credit Losses	Loans
Commercial & industrial	$—	2,752	—	1,391
Commercial, secured by real estate:
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	47	377	52	384
Secured by junior liens on 1-4 family dwellings	—	—	—	—
Home equity line-of-credit loans	—	—	—	—
Consumer	18	18	19	19
Agricultural	—	—	—	—
Total	$65	3,147	71	1,794

Interest income recognized on nonaccrual loans totaled approximately $20 thousand and $1 thousand during the three months ended  March 31, 2026 and 2025, respectively. Accrued interest reversed and charged against interest income for these loans totaled approximately $146 thousand and $9 thousand during the three months ended  March 31, 2026 and 2025, respectively.

The ratio of non-accrual loans to total loans outstanding at March 31, 2026 and December 31, 2025 was 0.19% and 0.11%, respectively.

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

•	Loss given default – LGD is the percentage of the asset not expected to be collected due to default. The LGD is derived from company specific and peer loss data.
•	Prepayments and curtailments – Prepayments and curtailments are calculated based on the Company’s own data. This analysis is updated when materially relevant.
•	Forecast and reversion – There were no changes to the Company's forecast or reversion periods during the first quarter of 2026; as of March 31, 2026, the Company continues to utilize a four-quarter reasonable and supportable forecast period with a six-quarter straight line reversion to the long-term historical average.
•	Economic forecast – The Company utilizes Moody's to provide economic forecasts under various scenarios, which are assessed against economic indicators and management’s observations in the market. As of March 31, 2026, the Company selected a forecasted data model which projects unemployment between 5.01% and 5.76%, the change in Coincident Economic Activity between 0.36% and 1.06%, and the change in the Home Price Index between -2.88% and -2.68% during the forecast periods. Management believes that the resulting quantitative reserve appropriately balances economic indicators with identified risks. As of December 31, 2025, the Company selected a forecast model which projects unemployment between 5.45% and 6.22%, the change in Coincident Economic Activity between 0.07% and 0.58%, and the change in the Home Price Index between -3.30% and 1.24% during the forecast periods. The historical averages for LCNB’s economic indicators are: unemployment, 5.69%; change in Coincident Economic Activity, 1.96%; and change in Home Price Index, 2.82%.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The following table presents activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025 (in thousands):

						Other Loans,
		Commercial,				Including
	Commercial	Secured by	Residential			Deposit
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Overdrafts	Total
Three Months Ended March 31, 2026
Balance, beginning of period	$2,463	6,514	4,492	188	30	17	13,704
Provision for (recovery of) credit losses	2,362	(112)	77	62	(8)	17	2,398
Losses charged off	(2,628)	—	(2)	(90)	—	(46)	(2,766)
Recoveries	—	—	—	15	—	21	36
Balance, end of period	$2,197	6,402	4,567	175	22	9	13,372

Ratio of net charge-offs to average loans	10.41%	—%	—%	1.85%	—%	41.98%	0.65%

						Other Loans,
		Commercial,				Including
	Commercial	Secured by	Residential			Deposit
	& Industrial	Real Estate	Real Estate	Consumer	Agricultural	Overdrafts	Total
Three Months Ended March 31, 2025
Balance, beginning of period	$1,573	6,537	3,634	220	24	13	12,001
Provision for (recovery of) credit losses	(266)	293	91	1	(4)	47	162
Losses charged off	—	—	—	—	—	(53)	(53)
Recoveries	—	—	4	—	—	10	14
Balance, end of period	$1,307	6,830	3,729	221	20	17	12,124

Ratio of net charge-offs to average loans	—%	—%	—%	—%	—%	111.79%	0.01%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The ratio of the allowance for credit losses for loans to total loans at  March 31, 2026 and December 31, 2025 was 0.79% and 0.80%, respectively.

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

The following table presents the carrying value and related allowance of collateral dependent individually evaluated loans by class segment at the dates indicated (in thousands):

	March 31, 2026		December 31, 2025
	Amortized	Related	Amortized	Related
	Cost Basis	Allowance	Cost Basis	Allowance
Commercial & industrial	$—	—	—	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Multi-family	—	—	—	—
Construction	—	—	—	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	977	22	1,024	23
Secured by junior liens on 1-4 family dwellings	—	—	37	—
Home equity line-of-credit loans	42	—	—	—
Consumer	—	—	—	—
Agricultural	—	—	—	—
Other loans, including deposit overdrafts	—	—	—	—
Total	$1,019	22	1,061	23

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

Residential Real Estate Loans.  Residential real estate loans include loans secured by first or second mortgage liens on one to four-family residential properties.  Home equity lines of credit are also included in this category.  First and second mortgage loans are generally amortized over five to thirty years with monthly principal and interest payments.  Home equity lines of credit generally have a five-year or less draw period with interest only payments followed by a repayment period with monthly payments based on the amount outstanding.  LCNB offers both fixed and adjustable-rate mortgage loans.  Adjustable-rate loans are available with adjustment periods ranging between one to fifteen years and adjust according to an established index plus a margin, subject to certain floor and ceiling rates.  A substantial majority of home equity lines of credit have a variable rate of interest based on the Wall Street Journal prime rate plus a margin.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

The following table presents the amortized cost basis of loans by vintage and credit quality indicators at March 31, 2026 and December 31, 2025 (in thousands):

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
March 31, 2026
Commercial & industrial
Pass	$5,080	15,365	12,464	8,990	18,326	17,545	19,434	—	97,204
OAEM	—	92	143	—	—	—	—	—	235
Substandard	—	—	—	56	1,722	1,350	—	—	3,128
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,080	15,457	12,607	9,046	20,048	18,895	19,434	—	100,567
Gross charge-offs (1)	—	—	1,301	—	1,327	—	—	—	2,628
Commercial, secured by real estate
Pass	17,655	73,365	52,900	115,249	198,673	487,588	107,361	197	1,052,988
OAEM	—	—	—	—	1,800	8,504	—	—	10,304
Substandard	—	—	—	2,411	19,399	3,648	—	—	25,458
Doubtful	—	—	—	—	—	—	—	—	—
Total	17,655	73,365	52,900	117,660	219,872	499,740	107,361	197	1,088,750
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Residential real estate
Pass	20,812	40,367	30,123	49,136	72,303	206,523	54,063	—	473,327
OAEM	—	—	—	—	—	1,014	—	—	1,014
Substandard	—	—	—	639	187	2,212	254	—	3,292
Doubtful	—	—	—	—	—	—	—	—	—
Total	20,812	40,367	30,123	49,775	72,490	209,749	54,317	—	477,633
Gross charge-offs (1)	—	—	—	2	—	—	—	—	2
Consumer
Pass	1,143	5,103	3,476	2,548	2,002	1,494	50	—	15,816
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	13	22	8	—	—	43
Doubtful	—	—	—	—	—	—	—	—	—
Total	1,143	5,103	3,476	2,561	2,024	1,502	50	—	15,859
Gross charge-offs (1)	—	—	—	66	24	—	—	—	90
Agricultural
Pass	50	2,004	50	1,136	189	215	10,948	—	14,592
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	50	2,004	50	1,136	189	215	10,948	—	14,592
Gross charge-offs (1)	—	—	—	—	—	—	—	—	—
Other
Pass	—	—	—	—	—	—	273	—	273
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	273	—	273
Gross charge-offs (1)	—	—	—	—	—	—	46	—	46
Total loans	$44,740	136,296	99,156	180,178	314,623	730,101	192,383	197	1,697,674

(1) - for the three months ended March 31, 2026.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

	Term Loans by Origination Year
							Revolving	Revolving
							Loans	Loans
							Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
December 31, 2025
Commercial & industrial
Pass	$15,763	12,931	9,383	20,832	14,842	6,225	16,190	—	96,166
OAEM	95	148	—	611	628	1,189	222	—	2,893
Substandard	—	—	62	2,919	—	195	406	73	3,655
Doubtful	—	1,391	—	—	—	—	—	—	1,391
Total	15,858	14,470	9,445	24,362	15,470	7,609	16,818	73	104,105
Gross charge-offs (2)	—	—	—	—	—	—	—	—	—
Commercial, secured by real estate
Pass	73,115	51,350	117,825	221,380	147,240	352,335	98,073	—	1,061,318
OAEM	—	—	—	4,947	4,254	6,602	—	—	15,803
Substandard	—	—	2,418	12,508	1,451	4,546	—	167	21,090
Doubtful	—	—	—	—	—	—	—	—	—
Total	73,115	51,350	120,243	238,835	152,945	363,483	98,073	167	1,098,211
Gross charge-offs (2)	—	—	—	—	—	110	—	—	110
Residential real estate
Pass	42,199	31,209	52,824	73,538	80,450	133,502	52,488	—	466,210
OAEM	—	—	—	—	192	855	—	—	1,047
Substandard	—	—	643	188	277	1,864	122	—	3,094
Doubtful	—	—	—	—	—	—	—	—	—
Total	42,199	31,209	53,467	73,726	80,919	136,221	52,610	—	470,351
Gross charge-offs (2)	—	—	27	—	—	31	—	—	58
Consumer
Pass	5,598	3,954	3,047	2,254	1,305	683	54	—	16,895
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	15	27	5	13	—	—	60
Doubtful	—	—	—	—	—	—	—	—	—
Total	5,598	3,954	3,062	2,281	1,310	696	54	—	16,955
Gross charge-offs (2)	—	18	—	4	10	2	—	—	34
Agricultural
Pass	2,285	51	1,246	224	54	199	11,640	—	15,699
OAEM	—		—	—	—	—	—	—	—
Substandard	—		—	—	—	—	—	—	—
Doubtful	—		—	—	—	—	—	—	—
Total	2,285	51	1,246	224	54	199	11,640	—	15,699
Gross charge-offs (2)	—	—	—	—	57	—	—	—	57
Other
Pass	—	—	—	—	—	—	210	—	210
OAEM	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	210	—	210
Gross charge-offs (2)	—	—	—	—	—	—	206	—	206
Total loans	$139,055	101,034	187,463	339,428	250,698	508,208	179,405	240	1,705,531

(2) - for the year ended December 31, 2025.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 3 – LOANS (continued)

A loan portfolio aging analysis by class segment at March 31, 2026 and December 31, 2025 is as follows (in thousands):

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total		Total Loans	Past Due
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	and Accruing
March 31, 2026
Commercial & industrial	$107	—	—	107	100,460	100,567	—
Commercial, secured by real estate:
Owner occupied	85	—	—	85	225,083	225,168	—
Non-owner occupied	—	2,411	—	2,411	485,838	488,249	—
Farmland	228	—	—	228	34,837	35,065	—
Multi-family	3,106	—	—	3,106	249,688	252,794	—
Construction	—	—	—	—	87,474	87,474	—
Residential real estate:
Secured by senior liens on 1-4 family dwellings	1,371	390	421	2,182	399,358	401,540	75
Secured by junior liens on 1-4 family dwellings	184	—	—	184	20,127	20,311	—
Home equity line-of-credit loans	195	—	42	237	55,545	55,782	42
Consumer	29	—	19	48	15,811	15,859	19
Agricultural	—	—	—	—	14,592	14,592	—
Other	273	—	—	273	—	273	—
Total	$5,578	2,801	482	8,861	1,688,813	1,697,674	136

December 31, 2025
Commercial & industrial	$74	—	—	74	104,031	104,105	—
Commercial, secured by real estate:
Owner occupied	—	—	—	—	219,273	219,273	—
Non-owner occupied	2,418	—	—	2,418	502,764	505,182	—
Farmland	—	—	—	—	35,561	35,561	—
Multi-family	—	—	—	—	253,051	253,051	—
Construction	72	—	—	72	85,072	85,144	—
Residential real estate
Secured by senior liens on 1-4 family dwellings	1,220	360	838	2,418	393,134	395,552	505
Secured by junior liens on 1-4 family dwellings	47	—	—	47	20,643	20,690	—
Home equity line-of-credit loans	176	122	11	309	53,800	54,109	11
Consumer	29	—	15	44	16,911	16,955	15
Agricultural	—	—	—	—	15,699	15,699	—
Other	210	—	—	210	—	210	—
Total	$4,246	482	864	5,592	1,699,939	1,705,531	531

Residential consumer mortgage loans secured by residential real estate in the process of foreclosure totaled $118 and $33 thousand at March 31, 2026 and  December 31, 2025, respectively.

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

Excluding individually evaluated collateral dependent loans that are measured at fair value, the following tables present the amortized cost basis of loans modified during the reporting period for borrowers who were experiencing financial difficulty at the time of modification, disaggregated by class of financing receivable and type of concession granted (in thousands), as of  March 31, 2025 follows. The amortized cost basis of loans that were modified for borrowers experiencing financial difficulty during the first quarter of 2026 was zero as of March 31, 2026.

	Interest Rate Reduction	Extended Maturity	Principal Forgiveness	Payment Delay	Combination - Interest Rate Reduction and Extended Maturity	Combination - Interest Rate Reduction and Payment Delay	Combination - Extended Maturity and Payment Delay	Total Modifications	Percent of Total Class
Three Months Ended March 31, 2025
Commercial & industrial	$—	77	—	—	999	—	—	1,076	0.95%
Commercial, secured by real estate, owner occupied	—	494	—	—	—	—	—	494	0.23%
Total	$—	571	—	—	999	—	—	1,570

During the first quarter of 2026, one borrower defaulted on a commercial and industrial loan that underwent payment-delay modifications during the first quarter of 2026 while the borrower was known to be experiencing financial difficulty. At March 31, 2026, the amortized cost basis of this loan was zero. No other loans defaulted during the year-to-date period ended March 31, 2026, that, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty.

During the third quarter of 2024, one borrower defaulted on two consumer loans that underwent maturity-extension and payment-delay modifications during the second quarter of 2024 while the borrower was known to be experiencing financial difficulty. The borrower remained in default through February 2025. At March 31, 2025, the amortized cost basis of these two consumer loans totaled $27 thousand. No other loans defaulted during the year-to-date period ended March 31, 2025, that, within twelve months prior to their default, were modified for borrowers experiencing financial difficulty.

At  March 31, 2026 and December 31, 2025, LCNB was not committed to lend additional funds to borrowers who, during the respective three and twelve-month reporting periods, were granted loan modifications while experiencing financial difficulty.

Mortgage loans sold to and serviced for the Federal Home Loan Mortgage Corporation and other investors are not included in the accompanying consolidated condensed balance sheets.  The unpaid principal balances of those loans at March 31, 2026 and December 31, 2025 were approximately $325.1 million and $333.5 million, respectively.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 4 - PURCHASED CREDIT DETERIORATED LOANS

Activity during the three months ended March 31, 2026 and 2025 for the accretable discount related to PCD loans acquired from EFBI and CNNB is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Accretable discount, beginning of period	$843	1,113
Less accretion	18	13
Accretable discount, end of period	$825	$1,100

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

The following table presents the balances of LCNB's affordable housing tax credit investments and related unfunded commitments at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Affordable housing tax credit investment	$20,950	20,950
Less amortization	8,121	7,689
Net affordable housing tax credit investment	$12,829	13,261

Unfunded commitment	$4,475	4,804

The net affordable housing tax credit investment is included in other assets and the unfunded commitment is included in accrued interest and other liabilities in the consolidated condensed balance sheets.

LCNB expects to fund the unfunded commitment over 11 years.

The following table presents other information relating to LCNB's affordable housing tax credit investments for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Tax credits and other tax benefits recognized	$527	485
Tax credit amortization expense included in provision for income taxes	431	400

NOTE 6 - DEPOSITS

The following table presents the composition of LCNB's deposits at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Demand deposits	$469,767	466,094
Interest-bearing demand and money fund deposits	664,565	673,415
Savings deposits	356,966	355,880
IRA and time certificates	347,495	344,966
Total	$1,838,793	1,840,355

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 6 - DEPOSITS (continued)

Contractual maturities of time deposits at March 31, 2026 were as follows (in thousands):

Three months or less	$82,281
Over three through six months	102,780
Over six through twelve months	125,079
April 1, 2026 - March 31, 2027	310,140
April 1, 2027 - March 31, 2028	23,296
April 1, 2028 - March 31, 2029	11,047
April 1, 2029 - March 31, 2030	1,269
April 1, 2030 - March 31, 2031	1,511
Thereafter	232
Total contractual maturities	$347,495

The aggregate amount of time deposits in denominations of $250 thousand or more at March 31, 2026 and December 31, 2025 was $67.0 million and $66.3 million, respectively.

NOTE 7 – BORROWINGS

Long-term debt at March 31, 2026 and December 31, 2025 was as follows (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Term loan	$9,133	6.50%	$9,428	6.50%
FHLB long-term advances	95,000	4.83%	95,000	4.83%
	$104,133	4.98%	$104,428	4.98%

The term loan with a correspondent financial institution bears a fixed interest rate of 6.5%, amortizes quarterly, and has a final balloon payment due on June 15, 2028.

Contractual maturities of long-term debt at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Maturing within one year	$26,223	26,203
Maturing after one year through two years	26,304	26,284
Maturing after two years through three years	31,606	31,941
Maturing after three years through four years	10,000	10,000
Maturing after four years through five years	10,000	10,000
Total	$104,133	104,428

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 7 – BORROWINGS (continued)

There were no short-term borrowings at March 31, 2026 or  December 31, 2025.

At March 31, 2026, LCNB had a short-term revolving line of credit arrangement with a financial institution for a maximum amount of $10 million at an interest rate equal to the Wall Street Journal Prime Rate minus 25 basis points. This agreement expires on June 15, 2027.

At March 31, 2026, LCNB had short-term line of credit borrowing arrangements with three correspondent financial institutions. Under the terms of the first arrangement, LCNB can borrow up to $30 million at an interest rate equal to the lending institution’s federal funds rate plus a spread of 50 basis points. Under the terms of the second arrangement, LCNB can borrow up to $50 million at an interest rate equal to the FOMC targeted federal funds rate plus a spread of 25 basis points. Under the terms of the third arrangement, LCNB can borrow up to $25 million at the interest rate in effect at the time of borrowing. At March 31, 2026, LCNB had not drawn down on any of these borrowing arrangements.

All long-term and short-term advances from the FHLB of Cincinnati are secured by a blanket pledge of LCNB's 1-4 family first lien mortgage loans in the amount of approximately $416 million and $408 million at March 31, 2026 and December 31, 2025, respectively. Remaining borrowing capacity with the FHLB of Cincinnati, including both long-term and short-term borrowings, at March 31, 2026 was approximately $154.1 million.

NOTE 8 - LEASES

Lease expenses for offices are included in the consolidated condensed statements of income in net occupancy expense and lease expenses for equipment and ATMs are included in equipment expense. Components of lease expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease expense	$252	252
Short-term lease expense	—	5
Variable lease expense	13	20
Other	8	11
Total lease expense	$273	288

Other information related to leases at March 31, 2026 were as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$293
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted average remaining lease term in years for operating leases	29.3
Weighted average discount rate for operating leases	3.75%

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 9 – INCOME TAXES

A reconciliation between the statutory income tax and the Company's effective tax rate for the three months ended March 31, 2026 follows:

	Amount	Percent
Federal statutory tax rate	$1,117	21.0%
State and local income taxes, net of federal income tax effect	—	—%
Tax credits:
Low-income housing tax credits (a)	(91)	(1.7)%
Nontaxable or nondeductible items:
Tax exempt interest	(29)	(0.5)%
Tax exempt income on bank-owned life insurance	(75)	(1.4)%
Captive insurance premium income	(42)	(0.8)%
Other, net	(3)	(0.1)%
Total	$877	16.5%

(a) Net of amortization and tax benefits.

Effective tax rates differ from the federal statutory rate for the three months ended March 31, 2025 applied to income before income taxes due to the following:

Statutory tax rate	21.0%
Increase (decrease) resulting from:
Tax exempt interest	(0.5)%
Tax exempt income on bank-owned life insurance	(1.3)%
Captive insurance premium income	(1.3)%
Affordable housing tax credit limited partnerships	(1.6)%
Nondeductible merger-related expenses	—%
Other, net	0.1%
Effective tax rate	16.4%

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Commitments to extend credit:
Commercial loans	$38,548	20,565
Other loans:
Fixed rate	5,099	3,458
Adjustable rate	20,415	12,404
Unused lines of credit:
Fixed rate	5,097	5,776
Adjustable rate	203,143	203,384
Unused overdraft protection amounts on demand accounts	16,409	16,613
Standby letters of credit	5	5
Total commitments	$288,716	262,205

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

Activity in the allowance for credit losses on off-balance sheet credit exposures, recorded in other liabilities on the consolidated condensed balance sheets, for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$216	263
Provision for (recovery of) credit losses	(58)	34
Balance, end of period	$158	297

Capital expenditures include the construction or acquisition of new office buildings, improvements to LCNB's offices, purchases of furniture and equipment, and additions or improvements to LCNB's information technology system. Commitments outstanding for capital expenditures as of March 31, 2026 totaled approximately $237 thousand.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
		Changes in
	Unrealized	Pension Plan
	Losses on	Assets and
	Available-for-	Benefit
	Sale Debt Securities	Obligations	Total
2026
Balance at beginning of period	$(10,143)	(7)	(10,150)
Other comprehensive income, net of taxes	183	—	183
Balance at end of period	$(9,960)	(7)	(9,967)

2025
Balance at beginning of period	$(19,190)	1	(19,189)
Other comprehensive income, net of taxes	3,662	—	3,662
Balance at end of period	$(15,528)	1	(15,527)

NOTE 12 – RETIREMENT PLANS

LCNB participated in a noncontributory defined benefit multi-employer retirement plan that covered substantially all regular full-time employees hired before January 1, 2009, on which date the plan was soft-frozen.  The plan was then hard-frozen on March 1, 2025, meaning that benefit increases no longer accrued to covered employees as of that date.  The plan was unfrozen during the fourth quarter of 2025 to allow for amendments that enhanced benefits for active employees currently participating in the plan.  The plan was then refrozen on November 30, 2025, and LCNB withdrew from the plan by the end of December 2025.  During the first quarter of 2026, LCNB, in its capacity as a plan fiduciary, entered into a group annuity contract from an established life insurance company. No additional Company funds were contributed in connection with the annuity purchase. The annuity provides participants with benefits equivalent to those under the pension plan, and the Company no longer has any continuing involvement in the plan.

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

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 12 – RETIREMENT PLANS (continued)

Funding and administrative costs of the qualified noncontributory defined benefit retirement plan and 401(k) plan charged to pension and other employee benefits in the consolidated condensed statements of income for the three-month period ended  March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Qualified noncontributory defined benefit retirement plan	$—	316
401(k) plan	281	260

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

The net periodic pension cost of the nonqualified defined benefit retirement plan consists solely of interest cost of $18 thousand for the three months ended March 31, 2026 and $19 thousand for the three months ended March 31, 2025.

NOTE 13 – STOCK BASED COMPENSATION

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

Stock-based awards may be in the form of treasury shares or newly issued shares.

Restricted stock awards during the three months ended March 31, 2026 and 2025 were as follows:

	2026		2025
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1,	79,896	$15.84	84,593	16.59
Granted	44,816	17.46	38,950	14.60
Vested	(35,160)	16.70	(37,998)	16.12
Forfeited	—	—	—	—
Nonvested at March 31,	89,552	$16.32	85,545	15.89

At March 31, 2026, there were 89,552 restricted stock awards outstanding with an approximate stock value of $1.4 million based on that day's closing stock price. At March 31, 2025, there were 85,545 restricted stock awards outstanding with an approximate stock value of $1.3 million based on that day's closing stock price. The fair value of restricted stock awards was $782 thousand on the grant date of February 23, 2026 and $569 thousand on the grant date of February 24, 2025. Grants to officers of LCNB vest over a period of five years while grants to members of the board of directors vest immediately. The grant date fair value is recognized ratably into expense over the vesting period.

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 13 – STOCK BASED COMPENSATION (continued)

The following table presents expense recorded in salaries and employee benefits for restricted stock awards and the related tax information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Restricted stock expense	$266	284
Tax effect	56	60

Unrecognized compensation expense for restricted stock awards was $1.3 million at March 31, 2026 and is expected to be recognized over a period of 4.9 years.

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

Earnings per share for the three months ended March 31, 2026 and 2025 were calculated as follows (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2026	2025
Net income	$4,444	4,609
Less allocation of earnings and dividends to participating securities	28	28
Net income allocated to common shareholders	$4,416	4,581

Weighted average common shares outstanding, gross	14,214,743	14,136,855
Less average participating securities	89,552	85,545
Adjusted weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	14,125,191	14,051,310

Earnings per common share:
Basic	$0.31	0.33
Diluted	0.31	0.33

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the valuation of LCNB's assets recorded at fair value by input levels as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements at the End of
		the Reporting Period Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$74	74	—	—
Mutual funds measured at net asset value	1,348	1,348	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	50,472	50,472	—	—
U.S. Agency notes	72,197	—	72,197	—
Corporate bonds	11,643	—	11,643
U.S. Agency mortgage-backed securities	60,314	—	60,314	—
Municipal securities:
Non-taxable	2,976	—	2,976	—
Taxable	31,148	—	31,148	—

Other assets:
Lender Risk Account	6,134	—	—	6,134
Total recurring fair value measurements	$236,306	51,894	178,278	6,134

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$357	—	—	357
Total nonrecurring fair value measurements	$357	—	—	357

December 31, 2025
Recurring fair value measurements:
Equity securities with a readily determinable fair value:
Equity securities	$88	88	—	—
Mutual funds measured at net asset value	1,345	1,345	—	—

Debt securities, available-for-sale:
U.S. Treasury notes	50,458	50,458	—	—
U.S. Agency notes	72,404	—	72,404	—
Corporate bonds	11,733	—	11,733	—
U.S. Agency mortgage-backed securities	62,517	—	62,517	—
Municipal securities:
Non-taxable	4,005	—	4,005	—
Taxable	31,154	—	31,154	—

Other assets:
Lender Risk Account	6,165	—	—	6,165
Total recurring fair value measurements	$239,869	51,891	181,813	6,165

Nonrecurring fair value measurements:
Individually evaluated collateral dependent loans	$309	—	—	309
Total nonrecurring fair value measurements	$309	—	—	309

LCNB CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

NOTE 15 - FAIR VALUE MEASUREMENTS (continued)

The following table presents quantitative information about unobservable inputs used in nonrecurring level 3 fair value measurements at March 31, 2026 and December 31, 2025 (dollars in thousands):

				Range
		Valuation	Unobservable			Weighted
	Fair Value	Technique	Inputs	High	Low	Average
March 31, 2026
Individually evaluated collateral dependent loans	$357	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

December 31, 2025
Individually evaluated collateral dependent loans	$309	Estimated sales price	Adjustments for comparable properties, discounts to reflect current market conditions	Not applicable

Carrying amounts and estimated fair values of financial instruments as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

			Fair Value Measurements at the End of
			the Reporting Period Using
			Quoted
			Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
FINANCIAL ASSETS:
Cash and cash equivalents	$29,181	29,181	29,181	—	—
Debt securities, held-to-maturity, net	15,960	14,918	—	14,918	—
Loans held-for-sale	3,438	3,438	—	3,438	—
Loans, net	1,684,302	1,645,085	—	—	1,645,085
Accrued interest receivable	8,312	8,312	—	8,312	—
Lender risk account	6,134	6,134	—	—	6,134

FINANCIAL LIABILITIES:
Deposits	1,838,793	1,840,029	1,491,298	348,731	—
Long-term debt	104,133	105,915	—	105,915	—
Accrued interest payable	1,213	1,213	—	1,213	—

December 31, 2025
FINANCIAL ASSETS:
Cash and cash equivalents	$21,614	21,614	21,614	—	—
Debt securities, held-to-maturity, net	16,080	15,124	—	15,124	—
Loans held-for-sale	1,718	1,718	—	1,718	—
Loans, net	1,691,827	1,655,360	—	—	1,655,360
Accrued interest receivable	7,968	7,968	—	7,968	—
Lender risk account	6,165	6,165	—	—	6,165

FINANCIAL LIABILITIES:
Deposits	1,840,355	1,841,661	1,495,389	346,272	—
Long-term debt	104,428	106,456	—	106,456	—
Accrued interest payable	1,533	1,533	—	1,533	—

The methodology to derive the fair value of loans at March 31, 2026 is consistent with the methodology utilized to determine the fair value of loans acquired in the Company’s acquisitions of CNNB and EFBI.

The fair values of off-balance-sheet financial instruments such as loan commitments and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair values of such instruments were not material at  March 31, 2026 or December 31, 2025.

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

NOTE 16 - SEGMENT INFORMATION

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

Accounting policies for the reportable segment are the same as those described in Note 1 of Form 10-K for the year ended December 31, 2025. Segment performance is evaluated using consolidated net income.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements made in this document regarding LCNB’s financial condition, results of operations, plans, objectives, future performance and business, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by the fact they are not historical facts and include words such as “anticipate”, “could”, “may”, “feel”, “expect”, “believe”, “plan”, and similar expressions. Please refer to LCNB’s Annual Report on Form 10-K for the year ended December 31, 2025, as well as its other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of LCNB’s business and operations. Additionally, LCNB’s financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These factors include, but are not limited to:

1.	the success, impact, and timing of the implementation of LCNB’s business strategies;
2.	LCNB’s ability to integrate future acquisitions may be unsuccessful, or may be more difficult, time-consuming, or costly than expected;
3.	LCNB may incur increased loan charge-offs in the future and the allowance for credit losses may be inadequate;
4.	LCNB may face competitive loss of customers to both bank and nonbank financial institutions;
5.

changes in the interest rate environment, either by interest rate increases or decreases, may have results on LCNB’s operations materially different from those anticipated by LCNB’s market risk management functions;

6.	changes in general economic conditions, including increased competition, could adversely affect LCNB’s operating results;
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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Estimates

The accounting policies of LCNB conform to U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare LCNB’s financial statements and related disclosures may also change. The most significant accounting policies followed by LCNB are presented in Note 1 of the Notes to Consolidated Financial Statements included in LCNB's 2025 Annual Report on Form 10-K filed with the SEC. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the items described below to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

See Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses on Loans in the 2025 Annual Report on Form 10-K for further detailed descriptions of LCNB's estimation process and methodology related to the allowance. See also Note 4 – Loans in this Quarterly Report on Form 10-Q for further information regarding LCNB's loan portfolio and allowance.

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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net income for the three months ended March 31, 2026 was $4.4 million (total basic and diluted earnings per share of $0.31). This compares to net income of $4.6 million (total basic and diluted earnings per share of $0.33) for the same three-month periods in 2025.

Net interest income for the three months ended March 31, 2026 was $18.8 million, compared to net interest income of $16.3 million for the same three-month periods in 2025. The growth in net interest income was primarily due to a decrease on the average rate paid on interest-bearing liabilities and a decrease in the average balances of these liabilities, along with an increase in the average rate earned on LCNB's loan portfolio. LCNB's tax equivalent net interest margin for the first three months of 2026 was 3.83%, compared to 3.25% for the same period last year.

Net charge‑offs during the first quarter of 2026 primarily reflected the resolution of two unrelated credits within the logistics sector, an industry that has experienced elevated stress in recent periods across the broader economy. One of these loans, which carried a specific reserve of approximately $1.4 million at December 31, 2025, was charged off during the quarter with no additional impact to earnings, consistent with the Company’s prior disclosures. In addition, the Company recognized a charge‑off of approximately $1.3 million related to a separate logistics‑sector borrower following adverse developments subsequent to year‑end.

Non-interest income for the three months ended March 31, 2026 was $4.7 million, compared to non-interest income of $5.2 million for the same period in 2025. The decrease was primarily due to lower net gains from sales of loans and lower service charges and fees recognized on deposit accounts, partially offset by higher fiduciary income.

Non-interest expense for the three months ended March 31, 2026 was $15.9 million, compared to non-interest expense of $15.8 million for the same three-month period in 2025.  Salaries and employee benefits increased during the 2026 period, largely offset by a decrease in FDIC insurance premiums.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

Three Months Ended March 31, 2026 vs. March 31, 2025

LCNB's primary source of earnings is net interest income, which is the difference between earnings from loans and other investments and interest paid on deposits and other liabilities.  The following table presents, for the three months ended March 31, 2026 and March 31, 2025, average balances for interest-earning assets and interest-bearing liabilities, the income or expense related to each item, and the resulting average yields earned or rates paid.

	Three Months Ended March 31,
	2026			2025
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Loans (1)	$1,707,948	23,433	5.56%	$1,721,894	23,181	5.46%
Interest-bearing demand deposits	10,987	107	3.95%	10,337	130	5.10%
Interest-bearing time deposits	2,710	25	3.74%	250	—	0.00%
Federal Reserve Bank stock	6,405	94	5.95%	6,405	95	6.02%
Federal Home Loan Bank stock	20,710	392	7.68%	20,710	469	9.18%
Investment securities:
Equity securities	5,104	37	2.94%	5,043	39	3.14%
Debt securities, taxable	230,649	1,196	2.10%	254,715	1,256	2.00%
Debt securities, non-taxable (2)	16,082	185	4.67%	17,160	185	4.37%
Total earnings assets	2,000,595	25,469	5.16%	2,036,514	25,355	5.05%
Non-earning assets	265,726			273,545
Allowance for credit losses	(12,823)			(12,001)
Total assets	$2,253,498			$2,298,058

Interest-bearing demand and money market deposits	$682,183	2,465	1.47%	$570,473	2,337	1.66%
Savings deposits	356,622	207	0.24%	365,876	195	0.22%
IRA and time certificates	343,061	2,609	3.08%	497,178	5,027	4.10%
Short-term borrowings	4,795	46	3.89%	72	1	5.63%
Long-term debt	104,376	1,256	4.88%	127,289	1,457	4.64%
Total interest-bearing liabilities	1,491,037	6,583	1.79%	1,560,888	9,017	2.34%
Demand deposits	464,479			462,916
Other liabilities	21,620			19,134
Equity	276,362			255,120
Total liabilities and equity	$2,253,498			$2,298,058
Net interest rate spread (3)			3.37%			2.71%
Net interest income and net interest margin on a taxable-equivalent basis (4)		18,886	3.83%		16,338	3.25%
Ratio of interest-earning assets to interest-bearing liabilities	134.17%			130.47%

(1)	Includes non-accrual loans and loans held-for-sale.
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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the changes in taxable-equivalent basis interest income and expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume and rate changes for the three months ended March 31, 2026 as compared to the same period in 2025.  Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of absolute dollar amounts of the changes in each.

	Three Months Ended
	March 31, 2026 vs. 2025
	Increase (decrease) attributable to:
	Volume	Rate	Total
	(In thousands)
Interest-earning Assets:
Loans	$(189)	441	252
Interest-bearing demand deposits	8	(31)	(23)
Interest-bearing time deposits	—	25	25
Federal Reserve Bank stock	—	(1)	(1)
Federal Home Loan Bank stock	—	(77)	(77)
Investment securities:
Equity securities	—	(2)	(2)
Debt securities, taxable	(123)	63	(60)
Debt securities, non-taxable	(12)	12	—
Total interest income	(316)	430	114

Interest-bearing Liabilities:
Interest-bearing demand and money market deposits	424	(296)	128
Savings deposits	(5)	17	12
IRA and time certificates	(1,344)	(1,074)	(2,418)
Short-term borrowings	45	—	45
Long-term debt	(273)	72	(201)
Total interest expense	(1,153)	(1,281)	(2,434)
Net interest income	$837	1,711	2,548

Net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2026 totaled $18.9 million, an increase of $2.6 million from the comparable period in 2025.  Total interest expense decreased $2.4 million, with interest income increasing $114 thousand.

The $114 thousand increase in total interest income was primarily due to a 10 basis point (a basis point equals 0.01%) increase in the average rate earned on the loan portfolio, partially offset by a $13.9 million decrease in average loan balances.

The $2.4 million decrease in total interest expense was primarily due to a $154.1 million decrease in average IRA and time certificate deposits and to a 102 basis point decrease in the average rate paid for these deposits.

LCNB CORP. AND SUBSIDIARIES

Provision and Allowance For Credit Losses

LCNB continuously reviews the loan portfolio for credit risk through the use of its lending and loan review functions. Independent loan reviews analyze specific loans, providing validation that credit risks are appropriately identified, graded, and reported to the Loan Committee, Board of Directors, and the Audit Committee. New credits meeting specific criteria are analyzed prior to origination and are reviewed by the Loan Committee and the Board of Directors.

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

LCNB recorded a provision for credit losses of $2.3 million for the first quarter of 2026, compared to $197 thousand for the comparable period in 2025. The provision for the 2026 period included a provision for credit losses on loans of $2.4 million and a recovery on off-balance-sheet credit exposures of $59 thousand. The provision for the 2025 period included a provision for credit losses on loans of $162 thousand and a provision for off-balance-sheet credit exposures of $34 thousand. The provision expense for the first quarter of 2026 was primarily driven by specific reserves related to three participated loans. One logistics-related loan was reserved for and charged‑off during the quarter and specific reserves were included on two commercial and industrial loans in other industries impacted by continued global trade uncertainty and geopolitical conditions. The loan portfolio's overall asset quality remains strong, with nonperforming loans to total loans of 0.19% at March 31, 2026, compared to 0.28% at March 31, 2025.

Net charge-offs for the three months ended March 31, 2026 totaled $2.7 million, compared to net charge-offs of $39 thousand for the same period in 2025. Net charge‑offs during the first quarter of 2026 primarily reflected the resolution of participation loans to two unrelated borrowers within the logistics sector. Loans to one of the borrowers, which carried a specific reserve of approximately $1.4 million at December 31, 2025, was charged off during the quarter with no additional impact to earnings, consistent with LCNB's prior disclosures. In addition, LCNB recognized an additional charge‑off during the first quarter 2026 of approximately $1.3 million related to a separate logistics‑sector borrower after significant adverse developments arose subsequent to year‑end, including the withdrawal of the borrower’s sponsor from restructuring discussions and the acceptance by the lending group of a discounted debt‑repurchase proposal.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Income

A comparison of non-interest income for the three months ended March 31, 2026 and March 31, 2025 is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Difference
Fiduciary income	$2,539	2,164	375
Service charges and fees on deposit accounts	1,485	1,766	(281)
Bank-owned life insurance income	359	346	13
Net gains from sales of loans	200	841	(641)
Other operating income	110	105	5
Total non-interest income	$4,693	5,222	(529)

Reasons for changes include:

•

Fiduciary income increased primarily due to increases in the fair values of trust and brokerage assets managed, on which fees are based. The increases in fair value were due to the opening of new Wealth Management customer accounts and to an increase in the market values of managed assets.

•	Service charges and fees on deposit accounts decreased primarily due to decreased fee income received on the ICS product, partially offset by an increase in overdraft fees.
•	Net gains from sales of loans decreased during the first quarter of 2026, primarily reflecting a strategic decision to retain a higher percentage of loan originations—particularly 1–4 family, first‑lien residential loans—on the balance sheet rather than selling them into the secondary market. Overall loan origination volumes were largely consistent between periods, with 1–4 family, first‑lien residential loan originations totaling $32.9 million in the first quarter of 2026 compared to $36.3 million in the first quarter of 2025. Loans sold during the first quarter of 2026 totaled $10.8 million, compared to $27.0 million during the same period in 2025.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Interest Expense

A comparison of non-interest expense for the three months ended March 31, 2026 and March 31, 2025 is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025	Difference
Salaries and employee benefits	$9,467	9,172	295
Equipment expenses	392	382	10
Occupancy expense, net	1,021	1,010	11
State financial institutions tax	447	453	(6)
Marketing	294	315	(21)
Amortization of intangibles	225	297	(72)
FDIC insurance premiums, net	275	410	(135)
Computer maintenance and supplies	405	380	25
Contracted services	979	870	109
Other non-interest expense	2,375	2,520	(145)
Total non-interest expense	$15,880	15,809	71

Reasons for changes include:

•	Salaries and employee benefits increased due to an increase in bonus expense accruals, partially offset by a decrease in expenses for LCNB's defined benefit retirement plan.
•	Amortization of intangibles decreased because the core deposit intangible related to Columbus First Bancorp, Inc. amortized in full during the third quarter of 2025.
•	FDIC insurance premiums decreased because of a decreased assessment base reflecting a decrease in total assets and to a reduction in the assessment rate charged.
•	Contracted services increased due to increased cost for cloud software and other data services and increased costs for LCNB's overdraft protection product.
•

Other non-interest expense for the three months ended March 31, 2025 included a $73 thousand impairment charge on the fair value of a closed office. The remaining net decrease of $72 thousand for the three-month period in 2026 can be attributed to smaller decreases in various other accounts.

Income Taxes

LCNB's effective tax rate for the three months ended March 31, 2026 was 16.5%, compared to 16.4% for the same period in 2025.  The difference between the statutory rate of 21% and the effective tax rates is primarily due to tax-exempt interest income from municipal securities, tax-exempt earnings from bank-owned life insurance, tax-exempt earnings from LCNB Risk Management, Inc., and tax credits and losses related to investments in affordable housing tax credit limited partnerships.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

A comparison of balance sheet line items at March 31, 2026 and December 31, 2025 is as follows (dollars in thousands):

	March 31, 2026	December 31, 2025	Difference $	Difference %
ASSETS:
Total cash and cash equivalents	$29,181	21,614	7,567	35.01%
Interest-bearing time deposits	2,712	2,710	2	0.07%
Investment securities:
Equity securities with a readily determinable fair value, at fair value	1,422	1,433	(11)	(0.77)%
Equity securities without a readily determinable fair value, at cost	3,666	3,666	—	0.00%
Debt securities, available-for-sale, at fair value	228,750	232,271	(3,521)	(1.52)%
Debt securities, held-to-maturity, net, at cost	15,960	16,080	(120)	(0.75)%
Federal Reserve Bank stock, at cost	6,405	6,405	—	0.00%
Federal Home Loan Bank stock, at cost	20,710	20,710	—	0.00%
Loans held-for-sale	3,438	1,718	1,720	100.12%
Loans, net	1,684,302	1,691,827	(7,525)	(0.44)%
Premises and equipment, net	38,965	39,196	(231)	(0.59)%
Operating lease right-of-use assets	6,388	6,475	(87)	(1.34)%
Goodwill	90,310	90,310	—	0.00%
Core deposit and other intangibles, net	8,893	9,271	(378)	(4.08)%
Bank-owned life insurance	55,783	55,424	359	0.65%
Interest receivable	8,312	7,968	344	4.32%
Other assets, net	32,639	33,691	(1,052)	(3.12)%
TOTAL ASSETS	$2,237,836	2,240,769	(2,933)	(0.13)%

LIABILITIES:
Deposits:
Noninterest-bearing	$469,767	466,094	3,673	0.79%
Interest-bearing	1,369,026	1,374,261	(5,235)	(0.38)%
Total deposits	1,838,793	1,840,355	(1,562)	(0.08)%
Long-term debt	104,133	104,428	(295)	(0.28)%
Operating lease liabilities	6,758	6,877	(119)	(1.73)%
Accrued interest and other liabilities	12,336	15,180	(2,844)	(18.74)%
TOTAL LIABILITIES	$1,962,020	1,966,840	(4,820)	(0.25)%

SHAREHOLDERS' EQUITY:
Common shares	$188,620	188,212	408	0.22%
Retained earnings	153,250	151,938	1,312	0.86%
Treasury shares, at cost	(56,087)	(56,071)	(16)	0.03%
Accumulated other comprehensive loss, net of taxes	(9,967)	(10,150)	183	(1.80)%
TOTAL SHAREHOLDERS' EQUITY	$275,816	273,929	1,887	0.69%
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,237,836	2,240,769	(2,933)	(0.13)%

Reasons for changes include:

•	Debt securities, available-for-sale, decreased due to maturities and paydowns, partially offset by a decrease in unrealized losses. Purchases of new securities during the period were minimal.
•	Debt securities, held-to-maturity, increased due to purchases of new securities.
•	Loans, net, decreased primarily due to timing of borrower payoffs and efforts to rebalance the composition of the portfolio.
•	Core deposit and other intangibles, net decreased due to amortization of core deposit and mortgage servicing rights intangibles.
•	Bank-owned life insurance increased due to increases in the cash values of the policies. No new policies were purchased during 2025 or 2026.
•	Other assets, net, decreased primarily due to timing differences in a clearing account, the sale of premises held-for-sale, a reduction in deferred tax assets resulting from utilization of prior-year loss carryforwards, and a decrease in the carrying value of low income housing tax credit investments due to asset amortization. These decreases were partially offset by an increase in prepaid items.

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Total interest-bearing deposits decreased primarily due to decreases in deposits obtained through the ICS service, partially offset by an increase in interest-bearing demand deposits.
•

Accrued interest and other liabilities decreased due to decreased accrued bonuses (bonuses were paid in February 2026), a decrease in low income housing tax credit payables due to payments for various projects, and smaller decreases in a number of other accounts.

LCNB's loan portfolio represents its largest asset category and is its most significant source of interest income. Loan classifications have been identified as Commercial & Industrial, Commercial Real Estate, Residential Real Estate, Consumer, Agricultural, and Other. Commercial real estate is the largest classification in LCNB's loan portfolio, comprising about 64.1% of total loans at March 31, 2026.

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

The following table provides a breakdown of amortized cost of commercial real estate loans by property-type classification as of March 31, 2026, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Multi-family	$274,620	27%
Retail	146,390	14%
Office	122,547	12%
Hotel/Motel	95,750	9%
Mixed Use	80,842	8%
Other	69,482	7%
Self storage	48,201	5%
Warehouse (one tenant)	44,087	4%
Farmland	35,065	3%
Light Industrial	31,321	3%
Warehouse (more than one tenant)	28,228	3%
Manufacturing	25,406	2%
Healthcare Facilities	17,646	2%
Dental	11,157	1%
Total	$1,030,742	100%

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Most of LCNB's commercial real estate loans are made within its general market area of Southwest and Central Ohio and Northern Kentucky. The following table provides a breakdown of amortized cost of commercial real estate loans by real estate collateral location as of March 31, 2026, excluding loans which are junior in lien or covered by collateral secured with varying classes of assets (dollars in thousands):

	Amount	% of Total
Franklin County, Ohio	$274,472	27%
Hamilton County, Ohio	180,525	18%
Montgomery County, Ohio	99,945	10%
Butler County, Ohio	94,739	9%
Warren County, Ohio	85,922	8%
Delaware County, Ohio	61,814	6%
Other counties, Ohio	40,114	4%
Greene County, Ohio	38,199	4%
Boone County, Kentucky	36,866	4%
Clermont County, Ohio	25,217	2%
Preble County, Ohio	17,721	2%
Licking County, Ohio	17,554	2%
Kenton County, Kentucky	15,513	2%
Fayette County, Ohio	10,814	1%
Ross County, Ohio	9,133	1%
Fairfield County, Ohio	8,277	1%
Other counties, Indiana	7,377	1%
Other counties, Kentucky	6,540	1%
Total	$1,030,742	100%

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

LCNB CORP. AND SUBSIDIARIES

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of the Bank's regulatory capital and capital ratios follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Regulatory Capital:
Shareholders' equity	$281,255	278,356
Goodwill and other intangibles	(97,127)	(97,502)
Accumulated other comprehensive loss, net	9,967	10,151
Tier 1 risk-based capital	194,095	191,005
Eligible allowance for credit losses	13,224	13,613
Total risk-based capital	$207,319	204,618
Capital ratios:
Common Equity Tier 1 Capital to risk-weighted assets	11.28%	11.02%
Tier 1 Capital to risk-weighted assets	11.28%	11.02%
Total Capital to risk-weighted assets	12.04%	11.81%
Leverage	8.95%	8.94%

Qualifications for community banking organizations to use a simplified measure of capital adequacy approach include having a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the Community Bank Leverage Ratio framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. LCNB did not qualify to use the simplified measure for the March 31, 2026 or December 31, 2025 regulatory capital calculations.

Liquidity

Effective liquidity management ensures that cash is available to meet the cash flow needs of borrowers and depositors, pay dividends to shareholders, and meet LCNB's operating cash needs. Primary funding sources include customer deposits with the Bank, short-term and long-term borrowings from the FHLB, line of credit arrangements totaling $115.0 million with three correspondent banks, and interest and repayments received from LCNB's loan and investment portfolios. In addition, LCNB has approximately $38 million in off-balance sheet ICS immediately available for liquidity.

Total remaining borrowing capacity with the FHLB at March 31, 2026 was approximately $154.1 million. Additional borrowings of approximately $115.0 million were available through line of credit arrangements with correspondent banks.

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

Commitments to extend credit at March 31, 2026 totaled $288.7 million and are more fully described in Note 10 - Commitments and Contingent Liabilities to LCNB's condensed consolidated financial statements. Since many commitments to extend credit may expire without being drawn upon, the total commitment amount does not necessarily represent future cash required to satisfy the commitment reported prior to its expiration.

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

The Bank's Asset and Liability Management Committee primarily uses a combination of Interest Rate Sensitivity Analysis ("IRSA") and Economic Value of Equity ("EVE") analysis for measuring and managing interest rate risk.  IRSA is used to estimate the effect on net interest income ("NII") during a one-year period of instantaneous and sustained movements in interest rates, also called interest rate shocks, of 100, 200, and 300 basis points.  The annual base projection uses a current interest rate scenario.  As shown below, the March 31, 2026 IRSA indicates that either an increase or a decrease in interest rates would have a positive effect on NII. The changes in NII for all rate shock scenarios are within LCNB's acceptable ranges.

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	NII	NII	Limits
	(Dollars in thousands)
Up 300	$78,516	1,407	1.82%	15%
Up 200	78,404	1,294	1.68%	10%
Up 100	78,433	1,324	1.72%	5%
Base	77,109	—	—%	0%
Down 100	77,800	690	0.90%	5%
Down 200	77,728	619	0.80%	10%
Down 300	78,269	1,160	1.50%	15%

The IRSA shows the effect on NII during a one-year period only.  A longer-range model is the EVE analysis, which shows, accounting for the same rate shocks, the estimated present value of future cash inflows from interest-earning assets less the present value of future cash outflows for interest-bearing liabilities for the same rate shocks.  As shown below, the March 31, 2026 EVE analysis indicates that an increase in interest rates will have a negative effect on the EVE and a decrease in interest rates will have a positive effect. The changes in EVE for all upward rate shock scenarios and the down 100 BP rate shock scenario are within LCNB's acceptable ranges.  The down 200 BP and down 300 BP scenarios are slightly outside of LCNB's acceptable ranges,

		$ Change in	% Change in
Rate Shock Scenario in Basis Points	Amount	EVE	EVE	Limits
	(Dollars in thousands)
Up 300	$277,504	(77,608)	(21.86)%	25%
Up 200	305,199	(49,913)	(14.01)%	20%
Up 100	333,656	(21,456)	(6.04)%	15%
Base	355,112	—	—%	—%
Down 100	389,849	34,737	9.78%	15%
Down 200	430,676	75,564	21.28%	20%
Down 300	444,347	89,235	25.13%	25%

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

LCNB CORP. AND SUBSIDIARIES

Item 4.         Controls and Procedures

a)  Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of LCNB's disclosure controls and procedures that ensure that information relating to LCNB required to be disclosed by LCNB in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to LCNB's management, including its principal executive officer and principal financial officer, as appropriate, in order to allow timely decisions to be made regarding required disclosures.  Based upon this evaluation, these officers have concluded that, as of March 31, 2026, LCNB's disclosure controls and procedures were effective.

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

Item 1A.      Risk Factors

Readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in LCNB's Form 10-K for the year ended December 31, 2025.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, LCNB did not sell any of its securities that were not registered under the Securities Act.

Under LCNB's Stock Repurchase Plan Agreement (the "Plan"), LCNB may purchase common shares through various means such as open market transactions, including block purchases and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases are determined at LCNB's discretion. Factors include, but are not limited to, share price, trading volume, and general market conditions, along with LCNB’s general business conditions. The Plan may be suspended or discontinued at any time and does not obligate LCNB to acquire any specific number of its common shares.

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

 There were no repurchases made under the Plan during the three months ended March 31, 2026, and there are still 310,922 shares that may be purchased pursuant to the Plan.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended March 31, 2026, none of our directors or officers informed us of the adoption, modification, or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

101

The following financial information from LCNB Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Extensible Business Reporting Language:  (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Shareholders' Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCNB CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCNB Corp.

May 6, 2026	/s/ Eric J. Meilstrup
Eric J. Meilstrup
Chief Executive Officer

May 6, 2026	/s/ Andrew M. Wallace
Andrew M. Wallace, CPA
Executive Vice President and Chief Financial Officer